Form 10QSB
period 1996-05-31
DIVERSIFAX INC
filed 1996-07-15
CIK 885462

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act Of 1934



For the quarterly period ended May 31, 1996

Transition Report Under Section 13 or 15(d) of the Exchange Act


For the transition period from               to
                               -------------    ---------------------------


Commission File Number 0-20936



                           DIVERSIFAX, INC.
- ---------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)


            Delaware                            13-3637458
- -------------------------------               -----------------
(State or other jurisdiction of               (I.R.S. employer
 incorporation or organization)                Identification No.)


39 Stringham Avenue, Valley Stream, New York      11580
- --------------------------------------------    ----------
(Address of principal executive office)         (Zip Code)

Issuer's telephone number:                     (516) 872-0650
                                               --------------


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X     NO
                                 ---        ---



There were 14,040,215 shares outstanding of the issuer's common stock, par value $.001 per share, as of July 10, 1996.

                       PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          DIVERSIFAX, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                                (UNAUDITED)


================================================================================
                                                   MAY 31,     November 30,
                                                  1 9 9 6        1 9 9 5
- --------------------------------------------------------------------------------
A S S E T S
CURRENT ASSETS
  Cash                                            $  216,719   $1,001,372
  Accounts receivable                                 48,652       53,912
  Inventories                                        187,577      184,397
  Prepaid expenses and other                          61,178      103,329
- --------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                       514,126    1,343,010
Equipment and vehicles, less accumulated
  depreciation                                     4,281,842    3,733,837
Intangible assets, net of accumulated
  amortization                                       218,900      258,700
Deferred tax benefit                                 340,000      340,000
Other assets                                          58,327       58,327

- --------------------------------------------------------------------------------
          TOTAL ASSETS                            $5,413,195   $5,733,874
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Loan payable, bank                                          $   146,238
  Capital lease obligations                                       810,880
  Accounts payable and accrued expenses           $1,112,853    1,410,763
  Due to affiliates                                  228,670      228,670
- --------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                1,341,523    2,596,551
- --------------------------------------------------------------------------------
Loans payable, stockholder                            83,470      147,228
Due to affiliates                                    130,800      130,800
- --------------------------------------------------------------------------------
                                                     214,270      278,028
- --------------------------------------------------------------------------------
          TOTAL LIABILITIES                        1,555,793    2,874,579
- --------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible preferred stock,
  Series A, $.001 par value,
   authorized 1,000,000 shares
  Convertible preferred stock,
  Series B, $.001 par value,
   authorized 2,900 shares
  Convertible preferred stock,
  Series C, $.001 par value,
   authorized 10,000 shares
  Common stock, $.001 par value,
  authorized 25,000,000
   shares, issued 14,040,215 shares                   14,040       13,350
  Additional paid in capital                       9,753,120    8,198,006
  Deficit                                        ( 5,430,023) ( 4,800,914)
  Unearned compensation                         (      2,735) (    74,147)
- --------------------------------------------------------------------------------

                                                   4,334,402    3,336,295
Less:     Treasury stock, at cost                 (  229,500)  (  229,500)
          Subscription receivable                 (  247,500)  (  247,500)
- --------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY               3,857,402    2,859,295
- --------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                               $5,413,195   $5,733,874
================================================================================


See Notes to Consolidated Financial Statements.
                                                                          1

                                          DIVERSIFAX, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                (UNAUDITED)
================================================================================


                                           SIX MONTHS ENDED             THREE MONTHS ENDED
                                      ---------------------------------------------------------
                                       MAY 31,         May 31,       MAY 31,      May 31,
                                       1 9 9 6        1 9 9 5        1 9 9 6      1 9 9 5
- -----------------------------------------------------------------------------------------------
SALES                                 $2,961,673    $3,408,499     $1,622,053     $1,899,747
- -----------------------------------------------------------------------------------------------

COST AND EXPENSES

  Cost of sales, exclusive of
   depreciation                        2,236,773     2,340,460      1,182,384      1,254,130

  Depreciation and amortization          325,092       484,400        126,840        138,800

  Selling, general and
   administrative                      1,021,979       970,661        574,937        590,971

  Interest                                 6,938        63,171            582         27,569

  Write-off of consulting agreement                  1,614,973
- -----------------------------------------------------------------------------------------------

                                       3,590,782     5,473,665      1,884,743      2,011,470
- -----------------------------------------------------------------------------------------------


      NET LOSS                        ($ 629,109)  ($2,065,166)    ($ 262,690)     ($111,723)
===============================================================================================


Weighted average common
 shares outstanding                   13,925,169    10,543,613     14,040,036     10,003,613

Income (loss) per share of
 common stock                              ($.05)        ($.20)         ($.02)         ($.01)
===============================================================================================


See Notes to Consolidated Financial Statements.
                                                                          2

                                          DIVERSIFAX, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (UNAUDITED)

=======================================================================================
                                                               SIX MONTHS ENDED
                                                          ------------------------
                                                               MAY 31,      May 31,
                                                             1 9 9 6       1 9 9 5
- ---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  ($   629,109)   ($2,065,166)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   (USED IN) PROVIDED BY OPERATING ACTIVITIES
      Depreciation and amortization                            325,092        484,400
      Write-off of consulting agreement                                     1,614,973

  CHANGES IN OPERATING ASSETS AND LIABILITIES
      Accounts receivable                                        5,260    (    48,631)
      Inventories                                         (      3,180)
      Prepaid expenses and other                                42,151            232
      Accounts payable and accrued expenses                (   297,910)        69,067
      Other assets                                                             27,809
- ---------------------------------------------------------------------------------------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
- ---------------------------------------------------------------------------------------
                                                           (   557,696)        82,684

INVESTING ACTIVITIES
  Purchases of equipment and vehicles                      (   761,885)  (      2,826)

- ---------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                (   761,885)  (      2,826)
- ---------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of capital lease obligations                   (   810,880)    (  106,523)
  Repayment of long-term debt and
   conversion to capital lease obligation                  (   146,238)    (  118,680)
  Repayment of affiliate and stockholder's
   loans payable                                           (    63,758)   (    60,449)
  Proceeds from loan payable, affiliate                                       229,500
  Proceeds of common stock warrants                          1,548,304         60,500
  Proceeds from capital contribution                             7,500
  Purchase of treasury stock                                               (  229,500)

- ---------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                   534,928     (  225,152)
- ---------------------------------------------------------------------------------------
Net decrease in cash                                       (   784,653)    (  145,294)

Cash - Beginning of year                                     1,001,372        166,182
- ---------------------------------------------------------------------------------------

      CASH - END OF PERIOD                                 $   216,719    $    20,888
=======================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
 CASH PAID DURING THE PERIOD FOR:
  Interest                                                      $6,938        $63,171
=======================================================================================

See Notes to Consolidated Financial Statements.

                                          DIVERSIFAX, INC. AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                (UNAUDITED)



1.  BASIS OF PRESENTATION   The consolidated balance sheet as of May 31,
                            1996 and the related consolidated statements of operations and cash flows for the six and three month periods ended May 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

                            The November 30, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. The results of operations for the six month period ended May 31, 1996 are not necessarily indicative of the operating results for the entire year.


2.  LOAN PAYABLE, BANK
    AND CAPITAL LEASE
    OBLIGATIONS             On December 19, 1995, with the proceeds from
                            the exercise of its common stock warrants (See
                            Note 3), the Company paid off its loan payable and capital lease obligations in full.


3. STOCKHOLDERS'
    EQUITY In December, 1995, the Company received approximately $1,548,000 in connection with the exercise of its remaining outstanding common stock warrants, resulting in the issuance of 688,130 shares of common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS
          SIX MONTHS ENDED MAY 31, 1996 COMPARED TO THE SIX
          MONTHS ENDED MAY 31, 1995

          Sales declined approximately $447,000 or 13% for the six months ended May 31, 1996 compared to the six months ended May 31, 1995. This decline was the result of the loss of certain of the Company's customers,and the elimination of non-profitable accounts. In March 1996, the Company was not successful in its bid for the renewal of its contract with a major library system in the City of New York, which provided approximately 12.3% of the Company's sales for the fiscal year ended November 30, 1995. The Company will continue to collect revenue from this library system over the next several months until such time when all the Company's copiers are removed. Additionally, in April 1996, the Company's bid for a large university in the Southeast was accepted. Revenues derived from the Company's Smart Switch continue to be minimal.

          Cost of sales represented 75.6% of sales for the six months ended May 31, 1996 compared to 68.7% of sales for the same period in 1995. The increase is primarily attributed to an increase in the cost of paper and other supplies, and additional technical support needed for new equipment purchased. In addition the Company continued its program to refurbish its copiers which commenced in the second half of fiscal 1995. Management believes that for certain segments of its customer base refurbishment represents a less costly alternative to the purchase of new equipment.

          Depreciation and amortization decreased approximately $159,000 for the six months ended May 31, 1996 compared to the six months ended May 31, 1995 as a result of certain of the Company's equipment becoming fully depreciated offset in part by recently purchased equipment. In addition, certain of the Company's consulting agreements were fully amortized in 1995.

          Selling, general and administrative expenses increased to approximately $1,022,000 or 34.5% of sales for the six months ended May 31, 1996 from approximately $971,000 or 28.6% of sales for the six months ended May 31, 1995. Selling, general and administrative expenses for the six months ended May 31, 1996 include certain expenses incurred in connection with the marketing, promotion, and development of the Smart Switch operation,including the opening of an office in Europe.

               Interest expense decreased approximately $56,000 for the six months ended May 31, 1996 compared to the six months ended May 31,1995 as a result of the Company's paying off all outstanding bank indebtedness in December 1995.

          During the six months ended May 31, 1995, the Company determined to write-off the unamortized portion of the fair market value of common shares issued, in the amount of approximately $1,615,000, to an individual for services that were to be performed over a seven year period, due to the individual's failure to perform his obligations pursuant to the agreement.

          The above resulted in a net loss of approximately $629,000 for the six months ended May 31, 1996 compared to a net loss of approximately $2,066,000 for the six months ended May 31, 1995.


          RESULTS OF OPERATIONS
          THREE MONTHS ENDED MAY 31, 1996 COMPARED TO THE
          THREE MONTHS ENDED MAY 31, 1995

          Sales declined approximately $278,000 for the three months ended May 31, 1996 ($1,622,000) compared to the three months ended May 31, 1995 ($1,900,000). This is a decrease of approximately 15%. The decrease was attributable to the same reasons as detailed in the six-months comparisons.

          Cost of sales increased approximately 7% for the three month period ended May 31, 1996 compared to 1995 . This is consistent with the increase in costs, as mentioned previously, over the comparable six month period. The Company is continually monitoring its purchasing with a view toward obtaining more competitive pricing and wherever possible using "generic brands" of supplies instead of "name brands".

          Depreciation and amortization decreased approximately $12,000 compared to 1995.

          Selling, general and administrative expenses increased as a percentage of sales from approximately $591,000 in 1995 (31% of sales) to $575,000 (35% of sales). This increase was mainly due to an increase in professional and consulting fees and an increase in administrative salaries.

          Interest expense decreased approximately $27,000 due to the retirement of bank debt.

          The above resulted in a net loss of approximately $262,700 compared to net loss $111,700 in 1995.


          LIQUIDITY AND CAPITAL RESOURCES

          At May 31, 1996, the Company had cash and a working capital (deficiency) of $217,000 and ($827,000) respectively, as compared to $1,001,000 and ($1,254,000), respectively at November 30, 1995.

          The Company's primary need for funds is to finance working capital, capital expenditures and the further development company's Smart Switch business.

          Net cash used in operating activities of approximately $558,000 resulted from the net loss of approximately $629,000 offset by non-cash items including depreciation and amortization of $325,000. In addition, net cash used in operating activities increased due to a decrease in accounts payable and accrued expenses of $298,000.


          Net cash used in investing activities in the amount of approximately $762,000 resulted from the acquisition of copiers and accessories.


          Cash provided by financing activities amounted to approximately $534,000 during the six-months ended May 31, 1996 primarily as a result of the proceeds from the exercise of common stock warrants ($1,548,000) offset by the repayment of bank loans and capital lease obligations ($957,000) and stockholder's loans ($64,000).

          The above resulted in a net decrease in cash of approximately $785,000 for the six months ended May 31, 1996.

                                   SIGNATURES






In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








DiversiFax, Inc.
- ----------------
(Registrant)







Date     July 10, 1996             By Irwin A. Horowitz
- -----------------------------------------------------------------

                                      Irwin A.Horowitz,President,
                                      Chief Executive Officer and
                                      Principle Financial Officer