Form 10KSB/A
period 1995-11-30
DIVERSIFAX INC
filed 1996-09-11
CIK 885462

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                               FORM 10-KSB/A No. 1
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
    For the fiscal year ended November 30, 1995
                             ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
    For the transition period from _________ to _________

                         Commission File Number 0-20936
                                                -------

                                  DIVERSIFAX, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)
Delaware                                        13-3637458
- -------------------------------              --------------------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)                Identification No.)

39 Stringham Avenue, Valley Stream, New York       11580
- --------------------------------------------       ----------
(Address of Principal Executive Offices)           (Zip Code)

Issuer's Telephone Number  (516) 872-0650
                          ------------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None



Securities registered under Section 12(g) of the Exchange Act:

              Common Stock, par value $.001 per share
- ------------------------------------------------------------------

                                (Title of class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                                                        --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year.
$5,690,982
- ----------
The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 29, 1996 was $53,313,607.
     There were 13,351,548 shares outstanding of the issuer's common stock, par value $.001 per share, as of February 29, 1996.

Documents incorporated by reference:
                                      None

                                     PART I
ITEM 1. Description of Business
        -----------------------

Introduction

     DiversiFax, Inc. (the "Company") is engaged in the business of owning and operating coin and debit card pay-per-copy photocopy machines, microfilm reader-printers and accessory equipment.

     In addition, since April 1995, the Company has been engaged in the development and initial marketing of the Smart SwitchTM, a computerized switching device with an automated switching system. The Smart Switch permits the use of any "off-the-shelf facsimile" ("Fax") machine as a public Fax machine and facilitates billing of a public Fax message without the need for human intervention or the incorporation of a high cost credit card reading device into the Fax machine. The Company through January 1994 owned and operated self-service, credit card activated, public access combination Fax machines, a business different than its current Smart Switch business.

     During the period from July through December 1993, the Company attempted to redirect its marketing program with respect to its previous form of Fax business which had yielded disappointing results. During January 1994, it became evident that this redirected marketing program would not be successful. Management believed that based on this and the continuation of disappointing revenues being generated from the DiversiFax systems previously placed and being operated by the Company, it would be in the best interest of the Company and the shareholders of the Company to redirect the focus of the Company's business to concentrate its efforts and resources on building and expanding the self-service photocopying machine business. Accordingly, the Company terminated this previous form of Fax business.

     The Company thereafter, sought an alternative and more advanced technology for its Fax business. The Company negotiated for the purchase of the Smart Switch from FAXIT Corporation, as described in the second paragraph of this item (the "Faxit Acquisition Agreement").

     The Company was incorporated under the laws of the State of Delaware on February 28, 1989. The Company's principal executive offices and operations center are located at 39 Stringham Avenue, Valley Stream, New York 11580, telephone number (516) 872-0650.

Acquisition and Merger of IMSG Systems, Inc., and Affiliates
- ------------------------------------------------------------

     Prior to November 1, 1993, the Company was only engaged in the self-service public Fax machine business. As of November 1, 1993, the Company became the sole parent of IMSG Systems, Inc. ("IMSG") and its affiliated companies, National Copy Corp. ("National"), Capital Copy Corp. ("Capital") and Advanced Business Systems, Inc. ("Advanced"), (IMSG, National, Capital and Advanced collectively "IMSG and Affiliates") which have been operating their self-service pay-per-copy photocopy and microfilm reader-printer business since 1969. The acquisition was accomplished pursuant to four substantially similar merger agreements (the "Merger Agreements"), which were deemed effective as of November 1, 1993, by and among each of IMSG, National, Capital and Advanced and a separate acquisition subsidiary formed by the Company for each merger.

     Pursuant to the terms of the Merger Agreements, the Company issued an aggregate of 662,000 shares of Convertible Voting Preferred Stock, Series A, par value $.001 per share (the "Series A Preferred Stock"), of the Company to Dr. Irwin A. Horowitz, the sole stockholder of IMSG and Affiliates, in exchange for all of their outstanding securities. The Preferred Stock was automatically converted into an aggregate of 6,620,000 shares of Common Stock of the Company in November 1995, upon requisite Board of Director and stockholder approval, and the filing of an amendment to the Company's Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of shares of Common Stock authorized for issuance by not less than 25,000,000 shares.

     As a result of the Mergers, the Company acquired the self-service pay-per-copy photocopier and microfilm reader-printers and accessories and the marketing capacity and customer base of IMSG and Affiliates, which compromises a substantial portion of the Company's business since November 1, 1993.

     Upon the consummation of the acquisition of IMSG and Affiliates, Dr. Irwin
A. Horowitz ("Horowitz") became the Chairman of the Board, Chief Executive Officer and President of the Company. Prior to the Merger, from July 1993 to November 1, 1993, Dr. Horowitz served as Chief Operating Officer of the Company.

Acquisition of Smart Switch
- ---------------------------

     On April 27, 1995, the Company, through DiversiFax Acquisition Corp., a wholly owned subsidiary of the Company, purchased from Faxit Corporation
("Faxit") the Smart Switch.   Pursuant to the Faxit Acquisition Agreement, the
Company issued (a) shares of Series B convertible Preferred Stock (which were automatically converted in November 1995 into 350,000 shares of Common Stock) to Faxit in exchange for Faxit's Smart Switch assets and (b) shares of Series B convertible Preferred Stock (which were automatically converted in November 1995 into 50,000 shares of Common Stock) to the finder, Josephthal Lyon & Ross

Incorporated. Mario DiNatale, currently President of the Company's subsidiary running the Smart Switch business and a director of the Company, was the President and principal stockholder of Faxit.

OPERATIONS : COPIERS
- --------------------

General
- -------

     Since November 1, 1993, the Company through its wholly-owned subsidiaries IMSG and Affiliates, has been engaged in the business of owning, leasing, operating and servicing coin and debit card pay-per-copy photocopiers and microfilm reader-printers (collectively the "Copiers"), cash dispensers, laser printers and accessory equipment. IMSG and Affiliates have been in business since 1969. The Company operates its Copiers in New York, Massachusetts, Illinois, Connecticut, Florida, Vermont, New Hampshire, Wisconsin and Georgia, in various sites including libraries, courthouses, colleges, drug stores, office supply stores and similar high traffic outlets. The Company has over 2,400 Copiers on site. Generally, the Company is responsible for the collection of payments from each site and, at most locations, site operators share in the revenues derived from the copy sales at their site. The Company has the ability to service and repair its Copiers seven days a week. Users can pay per copy by inserting coins in the Copier or by using a debit access card, which the user may purchase at the site location.

Products
- --------

     The Company's Copiers consist of a photocopier or micro-film reader-printer with an adaption which allows the user to operate the Copier and pay for the copy by inserting coins or a debit access card. The users can purchase debit access cards at the site location. If coins are used, the Copier will return change in excess of the price of the copies. As copies are made using the debit access card, the price of each copy is deducted from the aggregate value of the debit access card.

Support Services
- ----------------

     The Company provides continuous preventative maintenance to its Copiers and related equipment based on manufacturer specifications. Frequency of service will vary depending upon usage of a given machine. Copiers in high volume locations may require servicing as frequently as once a day. The Company maintains service centers in Valley Stream (Long Island), New York; Albany, New York; Chicago, Illinois; Jacksonville and Sarasota, Florida; and Norwood, Massachusetts which it utilizes to service regional accounts including repairing machines and storing supplies and parts. The Company may also service machines on site. Service of the Copiers is provided to its customers seven days a week by the Company's staff which is supervised by the Company's trained technicians. In addition, the Company provides four hour emergency service repair, when needed. The cost to the Company of providing service to its Copiers and related equipment is moderate, as the Company employs its own service personnel, and amounts to approximately $.04 per copy. Impact to the Company's revenues from down-time of copiers due to repair is negligible, as nearly all locations have multiple machines and the Company's response time to service calls is generally prompt.

Marketing and Distribution
- --------------------------

     The Company employs a sales staff of five people who work to increase the Company's customer base in regions where it is currently operating, as well as to expand into new regions. To that end, the salespersons will target potential high-traffic locations and ascertain whether there is the need for the Company's Copiers and the potential that site locations will be profitable for the Company. The salesperson will then directly solicit the site locations for the placement for the Company's Copiers and establish a commission structure with its site operators. The Company's salespersons are compensated on either a salary basis or on a combination salary/commission basis. The site operator commission structure varies with each customer, and will depend upon expected volume, usage, competition and profit margin.

Supplies and Suppliers
- ----------------------

     The Company currently purchases both new and used Copiers from a variety of sources, including acquiring Copiers from other companies as it expands when it purchases assets from other companies. Since machines are available from a variety or sources, the loss of any one supplier will not adversely impact the Company.

     The Company has primarily used Sharp photocopiers and Minolta microfilm reader-printers. The Company buys these machines from brokers, dealers and the manufacturers.

     The Company did not experience any difficulties in obtaining equipment or parts and supplies and does not anticipate that there will be any problems obtaining any equipment, parts or supplies in the future.

Expansion
- ---------

     The Company presently intends to selectively expand its Copier operations in certain targeted areas in the United States, both into some regions where it has not previously operated, as well as expanding its presence in the regions where it currently operates its business, subject to the availability of requisite financing and the number of Copiers in the Company's inventory. On January 27, 1994, the Company through its wholly-owned subsidiary, Coin Copy, Inc. acquired the contract revenues and business of MDM Copying Services, Coin-Op, Inc., thereby expanding the Company's position in the New York Metropolitan area.
     The Company's planned expansion requires the increase in the number of its Copiers and accessories. Additionally, as the Company expands into new regions, it will carefully consider whether new service centers should be established and may engage additional service staff members and supervising technicians. The Company intends to continue to focus on controlled growth in new and existing domestic market areas, so that the Company will expand at a rate which will absorb new business without disrupting operations, and optimize working capital.

Significant Customers
- ---------------------

     During the fiscal years ended November 30, 1995 and 1994, revenue derived from two of the Company's Copier customers, a library system of the City of New York and a large university located in the southeastern United States, amounted to approximately 24.7% and 21.2%, respectively, of the Company's revenues. In general, customer accounts are maintained pursuant to contractual agreements, that have terms ranging from three to five years. Currently, there are varying terms remaining on all of the Company's customer contracts, except for that with the library system in the City of New York. In January 1995, the Company's contract with this library system expired. The contract was subsequently extended, but the Company lost its bid for renewal of the contract in March 1996. This customer provided approximately 12.3% of the Company's Sales for the fiscal year ended November 30, 1995. The loss of the remaining 10% customer may have a material adverse effect on the Company.

Patents and Technology
- ----------------------

     The Company does not, in general, rely on patented technology to maintain its competitive edge. The Company purchases and operates Copiers which may contain patented technology. However, management believes that the proprietary nature of this technology does not affect the Company's operations. There can be no assurance however that patented technology will not affect the Company in the future if the Company is unable to obtain Copiers that have a patented feature which make them more desirable than Copiers being used by the Company or that will be acquired by the Company in the future. The Company is presently seeking a patent on a photocopy machine cover that allows books to be copied without damage to the binding. There is no assurance that a patent will be granted or that the patent will be of economic importance to the Company.

Competition
- -----------

     The Company markets its copier services to users at site locations who have a need to copy documents, books, and other materials located at those site locations. Other companies offering similar services include Continental Corp., Dual Office Suppliers, Inc., Boston Copico and Compucopy. Each of these competitors competes directly with the Company in a different and limited geographic region. Continental Copy Products Limited primarily conducts operations in Connecticut and downstate New York; Dual Office Supplies primarily conducts operations in Illinois; Boston Copico primarily conducts operations in Massachusetts, Connecticut and downstate New York; and Compucopy primarily conducts operations in southern Florida. Competition between companies is generally based on price and quality of service offered.

Seasonality
- -----------

     The Company's copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns. Although the Company has a working capital deficit and cash flow tends to be tight in these periods of low revenue, the Company has not experienced severe cash flow difficulties. Seasonally slow periods are immediately preceded by periods of high volume of use, which generate increased cash flows. In addition, because the Copier business is conducted primarily in cash, there is no lead time between sales and collections. Also, fluctuations are regular and predictable, thereby allowing the Company to plan for such low revenue months. Historically, the President of the Company has advanced funds to the Company when needed so that it could meet its day to day cash obligations, although there can be no assurance he will continue to do so in the future. Finally, many creditors have typically allowed the Company to forbear during these slow months, although there can be no assurance they will continue to do so in the future.


OPERATIONS: FAX MACHINES (Smart SwitchTM
                                        )
- -----------------------------------------

General - The Smart Switch
- --------------------------

     The Company commenced its Smart SwitchTM operations in April 1995, upon the acquisition of the Smart Switch assets of Faxit. The Smart Switch is a computerized switching device, which has an automated switching system, which permits the use of any "off the shelf" Fax machine as a public Fax machine and facilitates billing of a public Fax message without the need for human intervention or the incorporation of a high cost credit card reading device into the Fax machine. When using a Fax machine equipped with a Smart Switch, the user takes the phone off the hook and hears a voice prompt directing the user to enter his credit card number and expiration date. Once verified, the Smart Switch gives the caller a dial tone and allows a direct call to be placed to the receiving Fax machine. If the Fax number dialed is busy, the Smart Switch will give the caller a Fax tone and accept and store the Fax for later retry, allowing the customer the ability to have the Fax sent to a busy fax at such time as it becomes free, without any human intervention.

     Because the Smart Switch is a computer based system and not equipment based, the Smart Switch gives the Company the capacity to offer a variety of Fax and voice services, such as Fax and voice mailbox systems and services, for hotels, libraries and airport lounges, and domestic and international Fax transmission services at competitive rates. The Smart Switch permits hotels to offer in-room Fax machines for guests' confidential use, thereby converting each room into a "Smart Suite". The Smart Switch software has been upgraded by the Company following its acquisition to permit billing of the user not only through the user's credit card but also by billing to the user's hotel bill either by a transfer of the billing information to the hotel's computer or by a scanning of calls to listen for a Fax tone.

Support Services
- ----------------

     The Company services the Smart Switch units in all states where it currently services its copiers and related equipment. In other states, the Company will be using outside service companies for this purpose.

Marketing and Distribution
- --------------------------

     The Smart Switch is marketed under the direction of Mario DiNatale, the President of DiversiFax Information Service, Inc., the wholly-owned subsidiary of the Company conducting Smart Switch operations.

     Although certain limited trials of a version of the Smart Switch had been conducted, no sales of the Smart Switch had been made prior to its acquisition by the Company. The Company has recently commenced marketing of the Smart Switch and has placed over 120 units under lease at hotels, airport lounges, libraries and colleges, principally in the northeast, 84 of which have been placed in the Western Hotel (formerly the Grand Hotel) in Washington D.C., 18 of which have been placed in TWA Ambassador Lounges and 10 of which have been placed in the Hotel Pennsylvania in New York City. The term of the agreements range from one to four years, and the hotel, lounge or other party is responsible to pay the Company for the cost of the equipment as well as a per minute usage charge. Generally, users of Fax machines (e.g., hotel guests) are charged by the minute per usage, with the amounts collected by the Company, who remits a portion to the relevant provider of the Fax machine (e.g., the hotel). In some cases, the hotel collects for usage, and remits the required portion to the Company.

     The Smart Switch has also demonstrated for certain large hotel chains which have indicated an interest in a trial purchase. In this respect, an aggregate of 36 Fax machines have been supplied to two Doubletree Hotels to be used on a beta site (i.e., test site), trial basis.

     In November 1995, the Company entered into an agreement with AT&T Corp. ("AT&T") to jointly market DiversiFax's in-room Fax services on an exclusive basis to AT&T hotel accounts.

     The initial results from the Company's Fax machine operations have varied. A number of hotels, airport lounges, libraries and colleges, as described above, have installed and are currently utilizing the Smart Switch. Specifically, there are 126 units in hotels, 20 units in airport lounges, five units in libraries and six units in universities. A number of other hotels, which primarily installed the Smart Switch on a trial basis, have canceled or determined not to permanently install 90 such machines, apparently primarily due to insufficient usage by guests. The Company believes that these hotels did not adequately market to their guests the availability of the Fax machines. While other customers are generally showing a greater degree of usage, there can be no assurance that there will not be a material amount of cancellations, or that significant new orders will develop so as to make the Fax machine operations of the Company profitable.

     The Company has neither conducted nor have others made available to it results of market research such that management might have assurance from which to estimate potential demand for its Smart Switch. There can be no assurance that sufficient market penetration can be achieved so that planned placement of any of the Company's equipment will be absorbed by the market in the event such demand can be identified.

Agreement with AT&T
- -------------------

     In November 1995, the Company and AT&T entered into an agreement providing for the joint marketing of the Smart Switch in hotels utilizing AT&T's "0 Plus" service. The Agreement is for an initial term of one year, absent termination based on breach, and may be renewed by agreement of the parties. Under the agreement, the Company will (a) obtain, install and maintain all individual Fax units and the Facsimile Central Systems at hotel units desiring the service and
(b) partner exclusively with AT&T for hotels with AT&T "0 Plus" service. AT&T is required to (a) provide a sales distribution channel for agreed upon territories, (b) provide sales support, and (c) exclusively offer the Smart Switch in room Fax service during the term of the agreement. The Company will be compensated directly by the hotels and users (guests) of the Smart Switch.

Supplies and Suppliers
- ----------------------

     The Company assembles the Smart Switch by programming the Company's proprietary software into off-the-shelf computers and leases the programmed computer together with off-the-shelf Fax machines and telephones, dialers and components manufactured by other vendors. The Company purchases certain custom components and complete Fax machines from single suppliers in order to obtain lower prices. In the past, the Company has had satisfactory relationships with its suppliers and has not experienced delays in the delivery of components or public-Fax machines. The Company generally does not maintain supply contracts with its suppliers and purchases pursuant to purchase orders in the ordinary course of business. The Company believes that there are a number of other suppliers for the components that it uses. The Company did not experience any difficulties in obtaining equipment or parts and supplies and, although there can be no assurance, does not anticipate that there will be any problems obtaining any equipment, parts or supplies in the future.

Patents and Technology
- ----------------------

     Although the Company has applied for a patent covering the technologies upon which the Company's Smart Switch systems are based, there is no assurance that the patent applied for will issue or will provide the Company with meaningful protection from competition or that the Company will have the financial resources necessary to enforce any patent rights that it may hold. Other companies may have been or may be involved in research and development which may lead to patents similar to or superior to those developed by the Company or relating to specific aspects of the Company's products and technologies, and the Company has not engaged counsel to determine whether its products are in general free from patent infringement. Unless so protected or protected by nondisclosure agreements, the Smart Switch is susceptible to being analyzed and reconstructed by an existing or potential competitor. The Company is not aware of any claims that its products infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future, and the cost of responding to such assertions, regardless of their validity, could be significant. In addition, such claims may be found to be valid and could result in awards against the Company, which could have a material adverse effect on the Company's business. As a result, the cost to the Company of protecting its patent rights could be substantial. The market for the Company's public-Fax products is characterized by rapidly changing technologies and evolving industry standards. The Company's success will depend in large part on the Company having a technically competent staff and on its ability to anticipate changes in technology and industry standards and, to the extent such changes impact the Company's technology and products, to respond to market and technological developments on a timely basis. There can be no assurance that the Company will be able to keep pace with the technological demands of the market place. Moreover, there can be no assurance that new products or technologies will not render the Company's Smart Switch less competitive or obsolete.

Government Regulation
- ---------------------

     There are no known federal or state regulations which regulate the public facsimile transmission business, other than the regulations of the telephone industry, whose services the Company utilizes. There can be no assurance that the Company's business will not be regulated in the future nor that such regulations will not have an adverse effect upon the Company's profitability.

Credit Card Regulations
- -----------------------

     The Company's business is dependent on its securing processing for its credit card transactions. Credit card companies establish the rules and regulations for eligibility for processing and determine which businesses may accept their cards, and upon what terms. While DiversiFax facsimile machines are presently processed through all major credit card companies, there can be no assurance that in the future some or all credit card companies may not change the terms upon or circumstances under which their credit cards will be accepted so as to adversely effect the business of the Company.

Competition
- -----------

     The public Fax business is in an early stage of development. The Company does not know of any other company which offers a computer software switching device which can convert any "off-the-shelf" Fax machine into a public Fax. The Company's principal competitors must physically reconfigure each fax machine they install using a procedure that can only be used on a particular model of fax machine in which they usually specialize (the same procedure cannot be used on different models). AlphaNet, the Company's largest competitor, reconfigures one model of a thermal paper fax machine which it has placed in a large number of locations. Other competitors, Teledex and Action Fax, offer products which do not currently offer the various features of the Company's Smart Switch, such as the range of useable fax machines, customized billing by floor or room and voice mail. In general, AlphaNet competes in all of the Company's markets, while Teledex and Action Fax offer competition only in limited markets. Competition between companies is generally based on price and quality of service offered. It should be noted, however, that if the public Fax business generates substantial profits and appears to be capable of significant growth, other companies with greater resources than the Company's may enter the business and present intense competition. The Company believes that if this were to occur, it could expect to encounter significant competition in four general areas: (i) major telecommunications companies, who have already established themselves in the pay telephone equipment field and indicate a strong interest in the public Fax business; (ii) other companies organized to provide public facsimile transmission services and/or equipment; (iii) facsimile machine manufacturers who may expand their product line to include a coin, credit card swipe or computer switch activated facsimile machine; and (iv) assisted facsimile transmission services. In addition, it should be noted that facsimile transmission also competes with alternative methods of document delivery, principally overnight small package express services such as Federal Express and United Parcel Service, as well as the United States Post Office Express Mail Service. In all of the foregoing areas, virtually all competitors can be expected to be considerably better established and larger than the Company in total assets and resources.

Seasonality
- -----------

     Based on the limited information available to the Company regarding the public fax industry, it appears to the Company that the Smart Switch business is not subject to seasonal fluctuations.

Employees
- ---------

     The Company presently has 106 full time employees, including three executive officers, five managers, 79 service technicians, 14 clerical and administrative employees and five sales persons, none of whom are subject to a collective bargaining agreement.

ITEM 2.  Description of Property
         -----------------------

     The executive offices of the Company are currently maintained at 39 Stringham Avenue, Valley Stream, New York 11580, which is also the headquarters of IMSG, one of its wholly-owned subsidiaries. These facilities are comprised of executive offices, warehouse space and repair facilities covering approximately 1,500 square feet. The Company presently has no formal lease or agreement with respect to its office facilities, and is on a month to month lease at $2,145 per month. In the event the month to month lease arrangement is terminated, the Company does not believe that it will be materially affected since management believes it will be able to obtain similar facilities. In addition, the Company maintains an executive and sales office in Mt. Laurel, New Jersey, which is leased for a monthly rent of $950.

     The Company also maintains service centers in Norwood, Massachusetts; Albany, New York; Chicago, Illinois; and Jacksonville and Sarasota, Florida. The Company utilizes these service centers to service regional accounts including repairing machines and storing supplies and parts. The Norwood, Massachusetts service center is leased for a monthly rent of $1,300. The Albany, New York service center is leased for a monthly rent of $1,218. The Chicago, Illinois service center is leased for a monthly rent of $825. The

Jacksonville and Sarasota, Florida service centers are leased for an aggregate monthly rent of $1,053. An additional Valley Stream warehouse is leased for a monthly rent of $1,400.
     All space currently utilized by the Company is dedicated to administrative, marketing, data processing, equipment assembly storage, service and maintenance and clerical functions. The Company believes that its facilities are adequate for its present operations. Additionally, the Company believes its facilities are adequately covered by insurance.

     Machines are on site locations throughout New York, Massachusetts, Illinois, Connecticut, Florida, Vermont, New Hampshire, Wisconsin, North Carolina, South Carolina and Georgia.


ITEM 3.  Legal Proceedings
         -----------------

     The Company is not a party to any material legal proceedings, except as follows:

     On October 26, 1995, the Company instituted an action in Supreme Court, State of New York, Nassau County, entitled IMSG Systems, Inc. v. Kevin T.
                                           ------------------------------
Gallagher and LGG Corp. d/b/a Boston Copico.  The Company brought the action to
- -------------------------------------------
enforce a restrictive covenant against Kevin Gallagher, a former employee of the Company. LGG Corp. counterclaimed for $1,750,000 based upon an alleged unfair or trade practice in seeking to prevent it from hiring Mr. Gallagher. The Court denied the Company's motion for a preliminary injunction.

     On October 30, 1995, an action was brought against the Company in Supreme Court, State of New York, New York County, entitled Diversified Investors Corp.
                                                    ---------------------------
v. DiversiFax, Inc. and Judd Rothman.  The suit was brought seeking payment owed
- ------------------------------------
to plaintiff pursuant to prior non-interest bearing loans totalling $228,670 (which amount is accrued at November 30, 1995), made to the Company by various creditors, all of whom have assigned their rights under the loans to Diversified Investors Corp. The Company has acknowledged the amount due, but has not paid because the plaintiffs have not indicated how the amount was to be allocated (due to a dispute between the plaintiffs). Based upon the agreement describing the debt, the Company believes that the amount is payable in Common Stock of the
Company.   The plaintiff is seeking cash in lieu of stock.

     The Company believes that the outcome of the above actions will not have a material adverse effect on the Company's financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

(a) On November 6, 1995, the Company held an Annual
    Meeting of Stockholders.
(b) At the Annual Meeting, the following persons were elected as directors:

                          Dr. Irwin A. Horowitz
                          Eugene Bilotti
                          Mario DiNatale
                          Kenneth Ross Wolfe

     At the Annual Meeting, the stockholders also voted on, and approved the following matters:

                    (a) the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 5,000,000 to 25,000,000 shares (the "Stock Increase Amendment");
                    (b) the amendment to the Company's Certificate of Incorporation to change the Company's name to Invictus Industries, Inc. (the "Name Amendment"); and

                    (c) the ratification of the appointment of Hoberman, Miller & Co., P.C. ("Hoberman, Miller") as the Company's auditors for the fiscal year ending November 30, 1995.

     The holder of 662,000 Series A Preferred Stock (which was subsequently converted into 6,620,000 shares of Common Stock) voted all of his shares in favor of the above proposals.

     The holders of Common Stock voted their shares as follows:

     The Stock Increase Amendment:

For:  2,227,407     Against:  51,420    Abstain:  16,050

     The Name Amendment:

For:  2,177,072     Against:  51,230    Abstain:  106,575

     The appointment of Hoberman, Miller:

For:  2,285,202     Against:  3,150     Abstain:  8,525

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder
         ------------------------------------------------

         Matters
         -------

     The Company's Common Stock is currently traded in the NASDAQ over-the-counter market under the symbol "DFAX" on the automated quotation system of the National Association of Securities Dealers, Inc. (the "NASD"). Based on information provided by NASDAQ, the following table sets forth the high and low bid prices on NASDAQ for Common Stock during the periods indicated:

                                      (in $)
                                        BID

                                HIGH           LOW
                                ----           ---


December 1, 1993                 4             2 7/8
through February 28, 1994

March 1, 1994                    3 3/16        1 7/8
through May 31, 1994

June 1, 1994                     2 7/8         2 1/8
through August 31, 1994

September 1, 1994                4 1/16        2 3/8
through November 30, 1994

December 1, 1994                 3 15/16       2 11/16
through February 28, 1995

March 1, 1995                    2 1/2         13/16
through May 31, 1995

June 1, 1995                     4 3/4         13/16
through August 31, 1995

September 1, 1995                12 7/8        3 7/8
through November 30, 1995


     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of March 11, 1996, there were approximately 88 holders of record of the Company's Common Stock including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

     The Company has paid no dividends and it is not anticipated that any dividends will be paid in the foreseeable future. The Company intends to retain earnings for the foreseeable future to finance the expansion of its operations. In all events, the declaration of dividends will depend on future earnings, if any, the financial needs of the Company and other pertinent facts.

ITEM 6. Managements Discussion and Analysis of Financial
        ------------------------------------------------
        Condition and Results of Operations.
        ------------------------------------

The fiscal year ended November 30, 1995 compared to the fiscal year ended
- -------------------------------------------------------------------------
November 30, 1994.
- ------------------

     Sales declined approximately $336,000 or 5.6% for the fiscal year ended November 30, 1995 compared to fiscal 1994. This decline was the result of the loss of certain of the Company's customers and the elimination of non-profitable accounts (approximately $360,000), a decrease in revenue from certain county government offices (approximately $30,000), and a decrease in machine rental revenue (approximately $140,000), offset by the additions of a major library system (approximately $90,000) and university (approximately $104,000) to the Company's customer base in July and March of 1995, respectively. The Company is currently bidding, along with other parties, on the renewal of an agreement with another existing major library system, which system provided approximately 12.3% and 11.1% of the Company revenues in fiscal 1995 and 1994, respectively.

     Cost of sales represented 78.3% of sales in fiscal 1995 compared to 74.2% of sales in fiscal 1994. This increase is primarily attributable to an increase in the cost of paper and other supplies. During 1995, the Company experienced increases in the cost of paper ranging from 11% to 62% and the cost of certain supplies increased as much as 15% from the prior year, and as a result of prior cash flow problems, the Company was unable to take advantage of volume discounts offered by its suppliers. In addition, during the second half of fiscal 1995, the Company commenced a program to refurbish its Copiers. Management believes that for certain segments of its customer base refurbishment represents a less costly alternative to the purchase of new equipment.

     As a result of the unfavorable determination with the State of Connecticut, the Company continues to provide a provision, included in cost of sales, for any other sales tax assessments by any other states that may arise. For the fiscal year ended November 30, 1995, the Company accrued an additional $200,000.

     Depreciation and amortization decreased approximately $48,000 in fiscal 1995 compared to fiscal 1994 as a result of certain of the Company's Copiers becoming fully depreciated during fiscal 1994, offset by recently purchased photocopy machines.

     Selling, general and administrative expenses increased from approximately $2,104,000 or 34.9% of sales in fiscal 1994 to approximately $2,396,000 or 42.1% of sales in fiscal 1995. This increase is primarily attributable to the amortization of common stock issuances for consulting services (approximately $302,000 or 5.3% of sales), and the marketing, promotion and development of the Smart SwitchTM operation (approximately $317,000), offset by a reduction in administrative salaries and professional fees resulting from the Company's continued effort to trim expenses.

     Interest expense increased approximately $93,000 in fiscal 1995 compared to fiscal 1994 primarily as a result of increased borrowings for the purchase of photocopy machines and accessories, and the fact the Company's credit facilities were outstanding for the entire 1995 fiscal year and only part of fiscal 1994.

     During fiscal 1995 the Company determined to write-off the unamortized portion of the fair market value of common shares issued, in the amount of approximately $1,615,000, to an individual for services that were to be performed over a seven-year period, due to the individual's failure to continue to perform his obligations pursuant to the agreement. The Company determined not to pursue a cause of action against such individual as it did not believe such person would have the funds to pay a judgment, if obtained.

     The above resulted in a loss before income taxes of approximately $3,409,000 in fiscal 1995 compared to a loss of $1,136,000 in fiscal 1994.

     The loss of approximately $3,409,000 resulted in an increase in the deferred tax benefit of approximately $500,000. Due to the Company's continued poor operating results, management further evaluated the realizability of the deferred tax asset and determined to increase the valuation allowance by $340,000 at November 30, 1995, resulting in a net deferred tax asset of $340,000 at November 30, 1995.

     Management believes that the future taxable income generated from the development of the Smart Switch business coupled with the expected return to profitability of the Copier business and the reversal of the existing deferred tax liabilities will be sufficient to utilize the net deferred tax asset at November 30, 1995.

The year ended November 30, 1994 compared to the eleven months ended November
- -----------------------------------------------------------------------------
30, 1993.
- ---------

     Sales increased approximately $1,194,000 or 24.9% in fiscal 1994 compared to fiscal 1993. The increase is primarily attributable to the addition of a major university to the Company's customer base in 1993 (1994 sales increased approximately $285,000 from 1993), the acquisition of a copier company in January 1994 (sales approximated $577,000 in 1994) and the fact that the 1993 period contains only eleven months.

     Cost of sales represented 74.2% of sales in fiscal 1994 compared to 71.8% of sales in fiscal 1993. Cost of sales in fiscal 1993 includes the write-off of assets related to the prior form of facsimile business in the amount of $665,723, or 13.8%, as the management of the Company attempted to redirect the Company's marketing program with respect to its facsimile business.

     The Company's redirected marketing program included (i) leasing or selling facsimile systems to site operators as an alternative to the Company's ownership and (ii) selling service contracts to particular sites. During January 1994, it became evident that this redirected marketing program would not be successful. This factor, coupled with the continuance of disappointing revenues being generated from the systems previously placed and being operated by the Company, caused management to redirect the focus of its business to concentrate its efforts and resources on the self-service photocopy machine business. Accordingly, in fiscal 1993 management determined to write-off the value of certain assets of the Company as they relate to the prior form of facsimile business as follows:

Facsimile systems                                                       $417,157
Advance for credit card transaction processing                           187,132
Other assets                                                              61,434
                                                                        --------
                                                                        $665,723
                                                                        --------

     Cost of sales as a percentage of sales in fiscal 1994 was approximately 16.2% greater than cost of sales in fiscal 1993 exclusive of the write-off of assets related to the prior form of facsimile business. The increase is primarily attributable to the increase in the cost of paper and toner (increase of 3.3% as a percentage of sales) and machine parts and supplies (increase of 7.5% as a percentage of sales). Additionally, the State of Connecticut assessed a subsidiary of the Company for sales tax interest and penalty. The assessment was made based upon the Commissioner of Revenue Services finding that sales by the subsidiary of photocopies by machines placed in public and other libraries are subject to the State of Connecticut sales tax. The subsidiary was not successful before the State Tax Commission nor through the appeals process, resulting in a final assessment in 1994 of approximately $157,000 inclusive of interest and penalty, all of which had been accrued through November 30, 1993 ($19,000 for the eleven months ended November 30, 1993).

     As a result of the unfavorable determination with the State of Connecticut, the Company accrued $200,000 included in cost of sales (3.3% as a percentage of sales) during fiscal 1994 to provide for any other assessments by any other states that may arise.

     Depreciation and amortization increased approximately $226,000 in fiscal 1994 compared to fiscal 1993 primarily as a result of depreciation on recently purchased photocopy machines and accessories and depreciation and amortization of assets obtained in connection with an acquisition.

     Selling, general and administrative expenses increased from approximately $1,419,000 in fiscal 1993 or 29.4% of sales to approximately $2,104,000 or 34.9% of sales in fiscal 1994. This increase was primarily attributable to an increase in professional fees (approximately $200,000) as a result of an acquisition and certain securities filings and an increase in administrative salaries (approximately $230,000) and the fact that the fiscal 1993 period contained only eleven months.

     The management fee charged by Key Consultants, Inc. was discontinued during fiscal 1993.

     Interest expense increased approximately $10,000 in fiscal 1994 compared to fiscal 1993 primarily as a result of increased borrowing. Bank borrowing increased from approximately $186,000 at November 30, 1993 to approximately $952,000 (inclusive of capital lease obligations of approximately $421,000) at November 30, 1994. The average interest rate was approximately 9%.

     The above resulted in a loss before income taxes of approximately $1,136,000 in fiscal 1994 compared to a loss of approximately $901,000 in fiscal 1993.

     The loss of $1,136,000 in fiscal 1994 resulted in an increase in the deferred tax benefit of approximately $300,000. Due to the poor operating results, management determined to reflect a valuation allowance in the amount of $360,000 at November 30, 1994, resulting in a net deferred tax asset of $150,000 at November 30, 1994.

     In November 1994, the Board of Directors adopted a plan (the "Plan") for the issuance of common stock for consulting services to be rendered by an individual (the "Individual") for a period of one year. Pursuant to the Plan the Individual would provide the Company with financial sponsorship, marketing support (including the drafting and dissemination of research reports, press releases and new reports), and investment banking services. The Plan called for the issuance to the Individual, at the Board's sole discretion of up to 275,000 shares of the Company's common stock. In December 1994, the Board approved an amendment to the Plan which increased the number of shares issuable to the Individual under the Plan from 275,000 shares to 525,000 shares. The term of the individual's consulting agreement was increased to seven years. Through December 1994, 450,000 shares were issued to the Individual pursuant to the Plan, 125,000 shares of which were issued as of November 30, 1994. The 450,000 shares issued had an aggregate fair market value of approximately $1,630,000 upon issuance, which amount was to have been amortized over the seen year period of the agreement. Amortization through November 30, 1994 amounted to $19,401.

     In March 1995, the Individual ceased performing his obligations under the agreement and the Company determined that the Individual was in breach thereof. Accordingly, the remaining unamortized balance of the fair market value of the common stock issued in the amount of approximately $1,600,000 was written off in 1995.


Liquidity and Capital Resources
- -------------------------------

     At November 30, 1995, the Company had cash and a working capital (deficiency) of $1,001,000 and $(1,254,000), respectively, as compared to $166,000 and $(1,795,000), respectively, at November 30, 1994.

     The Company's primary need for funds is to finance working capital, capital expenditures and the further development of the Company's Smart Switch business.

     Net cash used in operating activities of approximately $909,000 resulted from the net loss of approximately $3,219,000 offset by non-cash items including depreciation and amortization ($507,000), the write-off of a consulting agreement ($1,615,000), the amortization of unearned compensation ($302,000) and a net increase in the deferred tax benefit ($190,000). In addition net cash used in operating activities included a decrease in amounts due to affiliates of $224,000, offset by an increase in accounts payable and accrued expenses of $357,000.

     The Company incurred capital lease obligations of approximately $500,000 in connection with lease agreements to acquire equipment, and used cash of approximately $239,000.

     Cash provided by financing activities amounted to approximately $1,983,000 during the fiscal year ended November 30, 1995 primarily as a result of the proceeds from the exercise of common stock warrants ($1,504,000), proceeds from the sale of Series B convertible preferred stock ($856,000) and common stock ($40,500) and stockholder's loans payable ($75,000) offset by the repayment of bank loans and capital lease obligations ($495,000). Proceeds from an affiliates loan ($229,500) were utilized for the purchase of treasury stock ($229,500).

     The above resulted in a net increase in cash of approximately $835,000 for the year ended November 30, 1995.

     In December 1995, the Company was successful in raising an additional $1,548,000 in connection with the exercise of the remaining Common Stock warrants. The proceeds of the warrants were used to pay down the bank debt in full (approximately $1,000,000) and reduce trade payables. The balance of the proceeds remain for working capital, capital expenditures and the further development of the Smart Switch Business.

     Management believes the remaining proceeds, expected cash flow from operations as a result of a continued effort to reduce expenses and improve control over purchasing and inventory, expected Smart Switch business and the representation of the Chief Executive Officer of the Company to fund any operating deficits will allow the Company to finance operations for at least 12 months. As of February 29, 1996, the Company had cash balances of approximately $400,000.


ITEM 7.  Financial Statements.
         --------------------

     The response to this item is submitted as a separate section to this report on pages F1 through F21.
         --         ---


ITEM 8.  Changes In and Disagreements with Accountants on
         ------------------------------------------------
         Accounting and Financial Disclosure.
         ------------------------------------

     None.

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         ----------------------------------------------------
         Persons; Compliance with Section 16(a) of the Exchange Act
         ----------------------------------------------------------

Directors and Executive Officers
- --------------------------------

     Set forth below are the names, ages, positions and business experiences of the executive officers and directors of the Company and an indication, if applicable, of since when each has served as a member of the Board of Directors of the Company.

                  Other Positions with the            Has Served
                  Company, Principal                  as
                  Occupation and Certain              Director
Name              Other Directorships        Age      Since
- -----------------------------------------------------------------


Dr. Irwin A.       Chairman of               59       November
Horowitz           the Board, Chief                   1, 1993
                   Executive Officer and
                   President; Director of
                   The Langer Biomechanics
                   Group, Inc.

Mario J. DiNatale  President of DiversiFax    40      November
                   Information Service, Inc.          6, 1995

Kevin J. Coffey    Chief Financial Officer    28         --
                   and Secretary

Eugene Bilotti     Chief Executive Officer    46      November
                   and Director of                    1, 1993
                   Marketing of Pegasus
                   Asset Management, a
                   registered investment
                   advisor

Kenneth Ross       Attorney,                  50      November Wolfe
                   Garden City, New York              1, 1993

     A more detailed biographical description of each nominee is as follows:

     IRWIN A. HOROWITZ has been the Chairman of the Board, Chief Executive Officer and President of the Company since November 1, 1993. From July through October 1993, he also served as Chief Operating Officer of the Company. For more than the past five years, Dr. Horowitz has been Chairman of the Board and President of IMSG Systems, Inc. and certain affiliated companies, ("IMSG and Affiliates"), which were acquired by the Company effective November 1, 1993. Dr. Horowitz is a director of The Langer Biomechanics Group, Inc., a public company which is primarily engaged in the business of manufacturing and selling orthotic products.

     MARIO J. DiNATALE is the President and Chief Operating Officer of the Company's subsidiary DiversiFax Information Service, Inc. since April 1995 and a director of the Company since November 6, 1995. Mr. DiNatale founded Faxit Corporation ("Faxit") in 1987 and has been its President and Chief Executive Officer from inception. He became an employee of the Company upon the completion of the purchase by the Company of the Smart Switch from Faxit in April 1995. Prior thereto, he had over fifteen years of marketing and management experience with leading manufacturers of office automation equipment, such as Ricoh and Toshiba.

     KEVIN J. COFFEY has been Chief Financial Officer of the Company since December 1995 and Secretary of the Company since January 1996. From March 1995 to December 1995, Mr. Coffey was the Accounting Manager of Lifetime Hoan Corporation, a company engaged in the distribution of household cutlery and other products. From January 1992 to March 1995, he was employed by Ernst & Young LLP, most recently as an Audit Senior. From November 1989 to January 1992, Mr. Coffey was employed by Pannell Kerr Forster, a public accounting firm. Mr. Coffey is a Certified Public Accountant.

     EUGENE BILOTTI has been a director of the Company since November 1, 1993. Since January 1, 1996, Mr. Bilotti has been the Chief Executive Officer and Director of Marketing of Pegasus Asset Management, New York, New York, a registered investment advisor. From 1971 to 1986, he was a Vice President of Fiduciary Trust Company International in New York.

     KENNETH ROSS WOLFE has been a director of the Company since November 1, 1993 and was Secretary of the Company from November 11, 1994 to January 1996. Mr. Wolfe is an attorney who has maintained a private law practice since 1976. From 1969 to 1976, he was a prosecuting attorney in New York, including two years as a Special Assistant Attorney General in the Office of The Special State Prosecutor, investigating corruption in the criminal justice system. Mr. Wolfe received his JD degree from Brooklyn Law School in 1969, where he served as a member of the law review. He is admitted to practice in New York, as well as various Federal Courts, including the United States Supreme Court.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
- --------------------------------------------------------------------

     The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission (the "SEC"). Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during fiscal year ended November 30, 1995 all filing requirements applicable to Reporting Persons were complied with, except that Eugene Bilotti and Kenneth Ross Wolfe, directors of the Company, each failed to timely file a Form 4 with respect to the grant of stock options.

ITEM 10. Executive Compensation.
         -----------------------

Executive Compensation
- ----------------------


Summary Compensation Table
- --------------------------

     The following table sets forth information with respect to the compensation of the Chief Executive Officer for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended November 30, 1995, 1994 and 1993. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal year ended November 30, 1995.

                                                     Other
                                                     Annual
                                                     Compen-
Name and Principal            Salary                 sation (1)
Position             Year       $        Bonus           $
- ------------------   ----     ------     -----       ----------

Dr. Irwin A.         1995     201,923    None         65,155
Horowitz,
Chairman of the      1994     250,000    None         64,200
Board of Directors
and Chief Executive  1993      20,833    None          5,350
Officer

     (1) Represents the fair market value of benefits and perquisites afforded by the Company to Dr.Horowitz.

     Dr. Horowitz did not receive any long term compensation as contemplated by the Summary Compensation Table above or the rules and regulations of the SEC other than as described herein.

     Effective November 1, 1993, the Company and Capital Copy Corp ("Capital"), one of the Company's wholly owned subsidiaries, entered into an employment agreement with Dr. Horowitz (the "Dr. Horowitz Employment Agreement"), whereby Dr. Horowitz served and presently serves as the Chief Executive Officer and President of the Company and several of its subsidiaries. The Dr. Horowitz Employment Agreement was for an initial term of two years, renewable for successive two year terms with compensation to Dr. Horowitz of $250,000 per annum plus such employee benefits made available by Capital and the Company to their other executive employees; provided, however, that the Dr. Horowitz Employment Agreement may be terminated by Dr. Horowitz, Capital or the Company upon thirty days' prior written notice. The Dr. Horowitz Employment Agreement was automatically renewed for a two year period. If Capital and the Company terminate Dr. Horowitz's employment due to his incapacity, disability or inability by reason of illness or physical or mental disability, which renders him unable to perform his duties for a consecutive period of ninety days or a non-consecutive period of one hundred and twenty days during any consecutive twelve month period, Capital and the Company are obligated to pay Dr. Horowitz his annual $250,000 salary during the year after his termination and provide him with disability benefits provided by applicable benefit plans and insurance coverage. Capital is primarily responsible to pay all of Dr. Horowitz's compensation under the Dr. Horowitz Employment Agreement and the Company is an unconditional guarantor of that obligation. The Company and Dr. Horowitz are currently considering entering into a new employment agreement.

     Dr. Horowitz divides his business time primarily between New York (the location of the Company's principal office and significant customers) and Florida (where the Company also has significant business). The Company pays or reimburses Dr. Horowitz for the travel expense between New York and Florida, the rental of an apartment in New York and the rental of cars in both locations. During fiscal 1995 and 1994, these expenses aggregated $65,155 and $64,200, respectively. During fiscal 1993, for one month, these expenses aggregated $5,350.


Directors' Remuneration
- -----------------------

     The directors of the Company are not currently compensated, nor were they during the last fiscal year, for their services as such, except that in September 1995, the Company adopted the 1995 Directors Option Plan (the "Plan"), pursuant to which all current non-employee directors and non-employees who therefor became directors of the Company will receive an option to purchase 100,000 shares of the Company's Common Stock at the market value thereof at the time of grant. Said options became vested at the rate of 20,000 per year (the first 20,000 vesting upon grant) and terminate 90 days after the director ceases to serve as a director. In accordance with the Plan, in September 1995, options to purchase 100,000 shares at an exercise price of $4.125 were granted to each of Messrs. Bilotti and Wolfe.

     No family relationship exists between any director or executive officer and any other director or executive officer.


ITEM 11.  Security Ownership of Certain Beneficial Owners and     Management.
          -------------------------------------------------------------------

     The following table sets forth, as of February 29, 1996, certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common

Stock, each director, and all officers and directors of the Company as a group.

                      BENEFICIAL OWNERSHIP OF COMMON STOCK
                      ------------------------------------
                                                                Per-
                                                                Cent
                                        Number of shares        of
Name and Address of Beneficial Owners   beneficially owned (1)  Class
- -------------------------------------   ----------------------  -----

Dr. Irwin A. Horowitz                      6,320,000            47.3%
111 Ocean Place
Sarasota, Florida 24242

Mario J. DiNatale                          176,000(2)            1.3%
Atrium Executive Center
3000 Atrium Way - Suite 200
Mt. Laurel, New Jersey  08054


Eugene Bilotti                             44,000(2)(3)           *
111 Broadway
New York, New York 10006


Kenneth Ross Wolfe                         20,000(2)              *
1325 Franklin Avenue
Garden City, New York 11530


All officers and directors as a            6,585,000(4)         49.0%
group (5 persons)

     *Indicates less than 1% ownership of the Common Stock.

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2) Includes 20,000 shares underlying stock options.

(3) Includes 14,000 shares owned by his spouse, for which he disclaims beneficial ownership.

(4) Includes an aggregate of 85,000 shares underlying stock options.


ITEM 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

     Mr. Kenneth Ross Wolfe, a director of the Company, has provided legal services to the Company since November 1, 1993. Mr. Wolfe has received approximately $69,000 in legal fees in fiscal 1995 and $46,000 in legal fees in fiscal 1994.

     The Company consummated an agreement (the "Merger Agreement") to acquire IMSG and Affiliates on November 1, 1993 (the "Mergers"). IMSG and affiliates were privately-held corporations which (prior to the consummation of the transactions) were controlled by Dr. Irwin A. Horowitz, Chairman of the Board, Chief Executive Officer and President of the Company, who was the sole stockholder of all four companies. As a result of the Mergers, IMSG and Affiliates became wholly-owned subsidiaries of the Company.

     Concurrently with the Mergers, Diversified Investors Corp., the former parent company of the Company ("DIC"), Dr. Horowitz and the Company entered into a Stockholders' Agreement (the "Stockholder's Agreement"). The Stockholders' Agreement provided that all parties thereto would agree to vote all securities of the Company with voting rights owned by such parties in favor of the slate of nominees to the Board of Directors of the Company designated in accordance with the provisions of the Stockholders' Agreement. The Stockholders' Agreement also provided that the Board of Directors of the Company would consist of seven persons, of which (i) Dr. Horowitz would designate four persons and (ii) the three remaining directors who were not nominated by Dr. Horowitz and their successors, would continue to serve as directors until such time as IMSG and Affiliates and any companies acquired by the Company or any of IMSG, National, Advanced or Capital achieved pre-tax earnings of $1,000,000 or more in any fiscal year. Thereupon, those directors would resign and the vacancies would be filled by nominees of Dr. Horowitz. The three newly created vacancies at the time of the closing of the Mergers and the vacancy created by the resignation of Donald Z. Scheiber, who resigned upon the effective date of the Mergers, were filed by nominees chosen by Dr. Horowitz as follows: Dr. Horowitz, Chairman of the Board, Les Banks, Kenneth R. Wolfe and Eugene Bilotti. Howard B. Kesslin, Judd Rothman and Harold A. Horowitz (no relation to Dr. Horowitz) remained as directors of the Company. Les Banks resigned as a director of the Company effective September 1, 1994. Messrs. Rothman, Kesslin and Harold Horowitz resigned as directors effective November 11, 1994. The parties also agreed to vote in favor of all recommendations of the Board of Directors of the Company put to a vote of the security holders of the Company. The Stockholders' Agreement was terminated effective as of November 11, 1994, pursuant to a Termination Agreement. The Stockholders' Agreement also required that from November 1, 1993 through November 1, 1995, the Company obtain and maintain a $10,000,000 key-man life insurance policy on the life of Dr. Horowitz naming DIC as beneficiary. If Dr. Horowitz died during said period, DIC was to use the proceeds of the life insurance to buy the capital stock of the Company owned by Dr. Horowitz. The Company never obtained this policy. Effective November 11, 1994, the Company is no longer obligated to maintain this insurance.

ITEM 13. Exhibits, List and Reports on Form 8-K.
         ---------------------------------------

     (a) Exhibits. The Exhibits are filed as part of, or incorporated by reference, into this report.

Exhibit #                     Exhibit             Page number or
- ---------                     -------             incorporation by
                                                  reference to
                                                  -------------


2.  (a)     Plan of reorganization and       Incorporated by reference
            Agreement of Merger by and
            among the Company, Diversi-
            fied Acquisition Corp. 1
            and IMSG Systems, Inc.

    (b)     Plan of Reorganization and       Incorporated by reference
            Agreement of Merger by and
            among the Company, Diversi-
            fied Acquisition Corp. 2
            and National Copy Corp.

    (c)     Plan of Reorganization and       Incorporated by reference
            Agreement of Merger by and
            among the Company, Diversi-
            fied Acquisition Corp. 3
            and Advanced Business
            Systems, Inc.

    (d)     Plan of Reorganization and       Incorporated by reference
            Agreement of Merger by and
            among the Company, Diversi-
            fied Acquisition Corp. 4
            and Capital Copy, Inc.

3.  (a)     Restated Certificate of          Incorporated by reference
            Incorporation

    (b)     Amendment to Restated
            Certificate of Incorporation     Incorporated by reference

    (c)     By-laws                          Incorporated by reference

10. (a)     Payment Deferral Agreement,      Incorporated by reference
            dated November 13, 1992 by
            Diversified Investors
            Corporation

    (b)     Loan Deferral Agreement,         Incorporated by reference
            dated November 13, 1992 by
            Howard Kesslin

    (c)     Loan Deferral Agreement,         Incorporated by reference
            dated November 13, 1992 by
            Diversified Investors Corp-
            oration

    (d)     Loan Deferral Agreement,         Incorporated by reference
            dated November 13, 1992 by
            Diversified Distributing &
            Marketing, Corp.

    (e)     Employment Agreement be-         Incorporated by reference
            tween Capital Copy, Inc. and
            Irwin A. Horowitz

    (f)     Agreement of Acquisition         Incorporated by reference
            and Among DIVERSIFAX, INC.,
            a Delaware Corporation,
            FAXIT CORPORATION, a Dela-
            ware Corporation, Faxit
            Corporation, a New Jersey
            Corporation, MARIO DINATALE,
            and DIVERSIFAX ACQUISITION
            CORP., a New York corporation

    (g)     Letter, dated March 13, 1996,    Incorporated  by reference
            from Irwin A. Horowitz to
            the Company regarding funding
            of operating deficiencies of
            the Company

21.         Subsidiaries of the Company  Incorporated by reference

     No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIVERSIFAX, INC.

                                     /s/ Irwin A. Horowitz
                                   -------------------------
Date:  September 9, 1996           Dr. Irwin A. Horowitz
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive,
                                   Financial and Accounting
                                   Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title               Date

 /s/ Irwin A. Horowitz                            September 9, 1996
- ------------------------
Irwin A. Horowitz             Director

 /s/ Mario DiNatale                               September 9, 1996
- ------------------------
Mario DiNatale                Director

 /s/ Kenneth Ross Wolfe                           September 9, 1996
- ------------------------
Kenneth Ross Wolfe            Director

 /s/ Eugene Bilotti                               September 9, 1996
- ------------------------
Eugene Bilotti                Director

                           DIVERSIFAX, INC. AND SUBSIDIARIES

                                 FINANCIAL STATEMENTS

                                      YEARS ENDED
                              NOVEMBER 30, 1995 AND 1994

                                            DIVERSIFAX, INC. AND SUBSIDIARIES


                                                                     CONTENTS


Report of Independent Certified Public Accountants  . . . . . . . . . . . .  F-2


Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . .  F-3


Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .  F-4


Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . .  F-5


Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  F-6


Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .  F-7

                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                              --------------------------------------------------


Board of Directors
DiversiFax, Inc.
Valley Stream, New York


We have audited the consolidated balance sheet of DiversiFax, Inc. and Subsidiaries as of November 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended November 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DiversiFax, Inc. and Subsidiaries as of November 30, 1995 and the consolidated results of their operations and their cash flows for the years ended November 30, 1995 and 1994, in conformity with generally accepted accounting principles.

New York, New York
March 7, 1996

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEET


NOVEMBER 30, 1995
- --------------------------------------------------------------------------------

A S S E T S

Current Assets
   Cash (Notes 13 and 15)                                        $1,001,372
   Accounts receivable                                               53,912
   Inventories                                                      184,397
   Prepaid expenses and other                                       103,329
- --------------------------------------------------------------------------------
                    Total Current Assets                          1,343,010

Equipment and vehicles, less accumulated depreciation (Note 3)    3,733,837
Intangible assets (net of accumulated amortization of $139,300)
(Note 2)                                                            258,700
Deferred tax benefit (Note 10)                                      340,000
Other assets                                                         58,327
- --------------------------------------------------------------------------------
                    Total Assets                                 $5,733,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

   Loan payable, bank (Note 4)                                  $   146,238
   Capital lease obligations (Note 5)                               810,880
   Accounts payable and accrued expenses                          1,410,763
   Due to affiliates (Note 7)                                       228,670
- --------------------------------------------------------------------------------
                    Total Current Liabilities                     2,596,551
- --------------------------------------------------------------------------------
Loans payable, stockholder (Note 6)                                 147,228
Due to affiliates (Note 7)                                          130,800
- --------------------------------------------------------------------------------
                                                                    278,028
- --------------------------------------------------------------------------------
                    Total Liabilities                             2,874,579
- --------------------------------------------------------------------------------
Commitments and Contingencies (Notes 7 and 13)
Stockholders' Equity (Notes 2, 7, 8, 9 and 11)
   Convertible preferred stock, Series A, $.001 par value,
    authorized 1,000,000 shares
   Convertible preferred stock, Series B, $.001 par value,
    authorized 2,900 shares
   Convertible preferred stock, Series C, $.001 par value,
    authorized 10,000 shares
   Common stock, $.001 par value, authorized 25,000,000
    shares, issued 13,351,548 shares                                 13,350
   Additional paid in capital                                     8,198,006
   Deficit                                                      ( 4,800,914)
   Unearned compensation                                       (     74,147)
- --------------------------------------------------------------------------------
                                                                  3,336,295
Less:       Treasury stock, at cost                             (   229,500)
              Subscription receivable                           (   247,500)
- --------------------------------------------------------------------------------
              Total Stockholders' Equity                          2,859,295
- --------------------------------------------------------------------------------
              Total Liabilities and Stockholders' Equity         $5,733,874
See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS



FOR THE YEARS ENDED NOVEMBER 30,                      1 9 9 5        1 9 9 4


Sales                                               $5,690,982     $6,027,096
- -------------------------------------------------------------------------------

Cost and Expenses

Cost of sales, exclusive of depreciation             4,457,209      4,471,871

Depreciation and amortization                          507,361        555,637

Selling, general and administrative                  2,395,963      2,103,712

Write-off of consulting agreement                    1,614,973

Interest                                               124,438         31,503
- -------------------------------------------------------------------------------
                                                     9,099,944      7,162,723
- --------------------------------------------------------------------------------

             Loss Before Income Taxes             ( 3,408,962)    ( 1,135,627)

             Income Taxes (Benefit) (Note 10)    (    190,000)         30,000
- --------------------------------------------------------------------------------
             Net Loss                             ($3,218,962)    ($1,165,627)

Weighted average common shares outstanding
(Note 2)                                           10,752,349      10,050,821

Loss per share of common stock                          ($.30)          ($.12)

See Notes to Consolidated Financial Statements.


                                                    DIVERSIFAX, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


YEARS ENDED NOVEMBER 30, 1995 AND 1994
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                            Total
                                                                  Additional                                                Stock-
                                 Preferred Stock        Common     Paid In               Unearned    Treasury Subscription  holders
                           Series A  Series B  Series C  Stock     Capital    Deficit   Compensation   Stock    Receivable  Equity
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, December 1, 1993    662                      $ 3,383   $2,917,161 ($ 416,325)                                   $2,504,881

Issuance of common stock
  for services                                            125      467,063               ($467,188)

Amortization of unearned
  compensation                                                                              19,401                           19,401

Net loss for the year                                                      (1,165,627)                                   (1,165,627)
- -----------------------------------------------------------------------------------------------------------------------------------
  BALANCE, NOVEMBER 30, 1994 662                        3,508    3,384,224 ( 1,581,952)  ( 447,787)                       1,358,655

Sale of common stock                                       36       40,464                                                   40,500

Issuance of common stock for
   services                                               505    1,477,081                ( 310,400)                      1,167,186

Purchase of treasury stock                                                                             ($229,500)          (229,500)

Issuance of preferred stock in
 connection with the acquisition
 of Smart Switch                       $1                          400,000                                                  400,001

Issuance of preferred stock for
  services                                                          65,625                 ( 65,625)

Issuance of preferred stock in connection
 with the satisfaction of indebtedness          $1                 229,500                                                  229,501

Sales of preferred stock                1                        1,105,641                                       ($247,500) 858,142

Exercise of common stock warrants                         521    1,503,586                                                1,504,107

Amortization of unearned
 compensation and write-off
 of consulting agreement                                                                     749,665                        749,665

Conversion of preferred stock
 to common stock                (662)    ( 2)  ( 1)     8,780    (  8,115)

Net loss for the year                                                       (3,218,962)                                  (3,218,962)

- -----------------------------------------------------------------------------------------------------------------------------------
     BALANCE, NOVEMBER 30, 1995                       $13,350  $8,198,006  ($4,800,914)   ($ 74,147) ($229,500)($247,500)$2,859,295

- -----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30,                    1 9 9 5           1 9 9 4
- --------------------------------------------------------------------------------
Operating Activities
Net loss                                           ($3,218,962)   ($1,165,627)

  Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                        507,361        555,637
  Write-off of amounts due from affiliates                             48,000
  Write-off of consulting agreement                  1,614,973
  Amortization of unearned compensation                301,878         19,401
  Deferred tax debit                               (   190,000)        30,000

  Changes in operating assets and liabilities
  Accounts receivable                             (     17,774)  (      2,066)
  Inventories                                     (     39,303)        41,490
  Prepaid expenses and other                      (     11,241)           875
  Accounts payable and accrued expenses                356,942        514,231
  Other assets                                          11,096    (    69,423)
  Due to affiliates                                (   224,000)   (    86,200)
- --------------------------------------------------------------------------------
  Net Cash Used in Operating Activities             (  909,030)   (   113,682)
- --------------------------------------------------------------------------------
Investing Activities
  Purchases of equipment and vehicles              (   238,842)   (   357,361)
  Acquisition of MDM Copying Services                             (   625,000)

- --------------------------------------------------------------------------------
  Net Cash Used in Investing Activities            (   238,842)    (  982,361)
- --------------------------------------------------------------------------------

Financing Activities
  Proceeds from exercise of common stock warrants    1,504,107
  Proceeds from (repayment of) long term debt and
   conversion to capital lease obligations         (   281,372)       344,430
  Sale of convertible preferred stock, Series C          2,500
  Sale of convertible preferred stock, Series B        855,644
  Sale of common stock                                  40,500
  Proceeds from loan payable, affiliate                229,500
  Purchase of treasury stock                       (   229,500)
  Proceeds from (repayment of) stockholder's
  loans payable                                         75,479    (   271,976)
  Repayment of capital lease obligations           (   213,796)   (    37,756)
- --------------------------------------------------------------------------------
  Net Cash Provided by Financing Activities          1,983,062         34,698
- --------------------------------------------------------------------------------
Net increase (decrease) in cash                        835,190    ( 1,061,345)
Cash, beginning of year                                166,182      1,227,527
- --------------------------------------------------------------------------------
  Cash, End of year                                 $1,001,372    $   166,182

Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
  Interest                                            $130,902        $31,503
  Income taxes                                         $11,875

See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Description of Business and Summary of Significant Accounting Policies


     Description of
     Business Effective November 1, 1993, DiversiFax, Inc. (the "Company") acquired all of the outstanding common stock of IMSG Systems, Inc. ("IMSG") and its affiliated companies, National Copy Corp. ("National"), Capital Copy Corp. ("Capital") and Advanced Business Systems, Inc. ("Advanced") (IMSG, National, Capital and Advanced collectively "IMSG and Affiliates") in exchange for the issuance of 662,000 shares of Series A, convertible preferred stock. Each share of preferred stock is convertible into ten shares of common stock of the Company, or an aggregate of 6,620,000 shares of common stock.

                         IMSG and Affiliates, headquartered in Valley Stream, New York, owns, supplies and maintains self-service coin and card reader operated photocopy machines in colleges, universities, libraries, courthouses, government agencies, pharmacies and other retail establishments throughout the eastern United States. Generally, the Company is responsible for the collection of the payments and most locations share in the revenue from the photocopy machines.

                         On April 27, 1995, the Company's wholly owned subsidiary, DiversiFax Information Services, Inc. ("DAC") purchased from Faxit Corporation ("Faxit") the Smart Switch, a computerized switching device used in the public facsimile business (See Note 2).


     Principles of
     Consolidation       The consolidated financial statements include the
                         accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


     Cash Equivalents    Cash equivalents include all temporary cash investments
                         with original maturities of three months or less.


     Inventories         Inventories, consisting principally of supplies and
                         parts, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies (Continued)

     Equipment and
     Vehicles            Equipment and vehicles are recorded at cost.
                         Depreciation is generally recorded using the straight-line method over the estimated useful lives of the related assets as follows:

                         Photocopy machines and accessories   10 years
                         Office and computer equipment         5 years
                         Furniture and fixtures              5-7 years
                         Vehicles                              5 years


     Amortization        The cost of the trademark and covenant not to compete
                         acquired are being amortized by the straight-line method over the five year terms of the respective agreements. Goodwill and the customer lists acquired are being amortized by the straight-line method over five years. Management and the Board of Directors evaluate the intangible assets on a continuing basis at each balance sheet date, and have concluded that there has been no impairment, accordingly, no write-down is required.


     Income Taxes        In 1993, the Company adopted Statement of Financial
                         Accounting Standards No. 109 "Accounting For Income
                         Taxes" ("SFAS 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.
                         Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


     Earnings Per Share  Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For purposes of this computation, the convertible preferred stock, Series A, is deemed to have been converted and, accordingly, is included as outstanding for all periods presented. Common stock equivalents consisting of common shares which may be issued upon exercise of the outstanding stock warrants are not included in weighted average shares outstanding in years where losses are reported since their inclusion would be antidilutive.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies (Continued)


     Revenue Recognition Revenue from the Company's self-service coin and card reader operated photocopy machines is principally recognized at the time payment is received.

                         Revenue from the Smart Switch is recognized at the time of facsimile transmission. Revenue from the Smart Switch was not material during the year ended November 30, 1995.

     Use of Estimates    The preparation of financial statements in conformity
                         with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Acquisitions

     MDM Copying
     Services,
     Coin-Op, Inc.       On January 27, 1994, a wholly owned subsidiary of the
                         Company acquired the customer base, equipment and furniture and fixtures of MDM Copying Services, Coin-
                         Op, Inc. ("MDM") for $625,000. MDM was in the coin and debit card activated photocopy business. The consideration was paid in cash, ten percent of which was placed in escrow for twelve months to cover any sales tax liability that may arise. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MDM have been included since the date of acquisition. Pro forma information reflecting results of operations as though MDM had been owned for all required periods has not been presented because the acquisition did not meet the materiality parameters as required in accordance with Regulation S-
                         B.

                         The purchase price was allocated as follows:

                         Photocopy machines and accessories           $175,600
                         Vehicles                                        2,000
                         Inventories                                    49,400
                         Covenant not to compete                       100,000
                         Customer lists                                 75,000
                         Trademark                                      10,000
                         Goodwill                                      213,000

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Acquisitions  (Continued)

     Smart Switch        On April 27, 1995, DAC purchased from Faxit the Smart
                         Switch, a computerized switching device, which permits the use of any "off the shelf" facsimile machine as a public facsimile machine and facilitates billing of a public facsimile message without the need for human intervention or the incorporation of a high cost credit card reading device into the facsimile machine.

                         Pursuant to the acquisition agreement, the Company issued 335 shares of its Series B, Convertible Preferred Stock to Faxit in exchange for the Smart Switch, 15 shares of Series B, Convertible Preferred Stock to a subsidiary of Faxit and 50 shares to an investment banking firm as a finder's fee. Each share of the Series B Preferred Stock is convertible into 1,000 shares of common stock, has a liquidation preference of $2,000 per share, and may be required to be redeemed at $2,000 per share if an increase in the number of authorized common shares of the Company is not approved on or prior to May 1, 1996.

                         On November 6, 1995, the 400 shares of Series B, Convertible Preferred Stock issued in connection with the acquisition of the Smart Switch were automatically converted to 400,000 shares of common stock in connection with the approval of an increase in the number of authorized shares of common stock from 5,000,000 to 25,000,000.

3.   Equipment and
     Vehicles            Equipment and vehicles consist of the following:
                         Photocopy machines and accessories           $5,647,986
                         Furniture and fixtures and computer
                         equipment                                        99,738
                         Software                                        400,000
                         Vehicles                                        115,382
                         -------------------------------------------------------
                                                                       6,263,106
                         Less:  Accumulated depreciation               2,529,269
                         -------------------------------------------------------
                                                                      $3,733,837

                         Photocopy machines and accessories include approximately $810,000 of assets recorded under capital leases (See Note 5).

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Loan Payable, Bank  Loan payable, bank, consists of the following:

                         Term loan, payable in monthly
                         installments of $3,810 including
                         interest at the rate of 8.66% per
                         annum through August, 1999 (a)               $146,238

                         (a) During 1994, the Company entered into various agreements with a bank to provide credit facilities. The agreements include a $250,000 line of credit, a $185,000 secured five year term loan to replace then existing equipment financing, and a $1,000,000, secured one year master lease revolving credit facility to finance the purchase of photocopy machines. The funds allocated from the revolving credit line for the purchase of photocopy machines convert to a five year lease at the end of each calendar quarter (See Note 5).

                              The terms of the term loan agreement provide, among other things, for a security interest in all of the assets of the Company and all of its subsidiaries, the subordination of amounts due the stockholders and Key Consultants, Inc. in the aggregate amount of $400,000, the personal guarantee of the owner of the Series A preferred stock and the corporate guarantees of IMSG and Affiliates, as well as cross default provisions in connection with the terms and covenants of all obligations due the bank or any of its subsidiaries.

                              The terms of the agreement also require certain restrictive covenants with respect to the maintenance of tangible net worth and working capital and debt to tangible net worth ratios and limitations on the salary of the Series A preferred stockholder and the amount of consulting fees payable to certain affiliates.

                              The Company has not been in compliance with certain bank loan covenants. As a result of the existence of these and other events of default, on August 1, 1995, the bank demanded payment in full of the indebtedness and advised the Company that it would exercise its rights and remedies under the guarantees included in the loan agreement and foreclose upon any collateral for the indebtedness.

                              On August 14, 1995, the Company entered into a Forbearance Agreement with its bank, pursuant to which the Company reduced its indebtedness to the bank by $250,000, and the bank agreed to extend the due date of the remaining indebtedness under its loan agreements until December 31, 1995. The terms of the Forbearance Agreement provide, among other things, for an increase in the interest rate on all outstanding indebtedness to 13% per annum through September 30, 1995, and 15% per annum thereafter until the entire indebtedness is repaid in full.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.   Loan Payable, Bank
     (Continued)         In addition, the Company's chief executive officer and
                         holder of the convertible preferred stock, Series A, who is a personal guarantor of the bank loans, agreed to grant the bank a second mortgage on his residence, pledged as collateral his interest in a real estate partnership, and agreed to a limitation of his salary.

                         On December 19, 1995, the Company paid the bank in full with the proceeds from the exercise of its common stock warrants (See Note 8).

5.   Capital Lease
     Obligations         Minimum future lease payments under capital leases as
                         of November 30, 1995 aggregate $970,537, of which $159,657 represents interest. Year by year maturities have not been disclosed since the entire amount of the Company's capital lease obligations have all been reflected as current liabilities as a result of the Company's violation of its bank loan covenants as described in Note 4.

                         On December 19, 1995, the Company paid off all its capital lease obligations with the proceeds from the exercise of its common stock warrants.

6.   Loans Payable,
     Stockholder         Loans payable, stockholder, represent non-interest
                         bearing working capital advances of $147,228, the repayment of which is subordinated to the bank debt.
                         The stockholder has agreed not to require payment until after December 1, 1996, and the Company does not anticipate repaying the loan until such time as cash flow permits.

                         The loan payable, stockholder, was $71,749 at November 30, 1994, and the average loan balance during the year ended November 30, 1995 was approximately $196,000 computed on a quarterly basis.

7.   Due To Affiliates   Due to affiliates consist of the following:

                         Due to former director                     $ 62,556(a)
                         Due to Diversified Investors ("DIC")         39,316(a)
                         Due to Diversified Distributing and
                         Marketing ("DD&M")                          126,798(a)
                         Due to Key Consultants, Inc. ("Key")        130,800(b)
                         ------------------------------------------------------
                                                                     359,470
                         Less:  Current portion                      228,670
                         ------------------------------------------------------
                                                                    $130,800

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Due To Affiliates
     (Continued)         (a)  Due to affiliates include a non-interest bearing
                              loan from a former director of the Company and officer of DIC (the former parent of the Company) in the amount of $62,556, a non-interest bearing loan from DIC of $39,316, and non-interest bearing working capital advances from DD&M in the amount of $126,798 at November 30, 1995. DD&M obtained the funds which it lent to the Company through loans from its officers and directors, who were former directors of the Company. The Company and its affiliates had agreed to defer payment of all principal and interest on the amounts due the former director, DIC and DD&M for a period of two years after the closing of DiversiFax, Inc.'s public offering (November 25, 1992), after which two year period, payment of the principal and interest will only be made if immediately following repayment, the Company continues to meet all financial requirements for continued listing on NASDAQ.

                              The amounts due the former director, DIC and DD&M did not change during the years ended November 30, 1995 and 1994.

                              Pursuant to a termination agreement (the
                              "Termination Agreement") entered into in October, 1994, between the Company, the former director, DIC, DD&M and others, the former director, DIC and DD&M agreed to accept in full satisfaction of the respective amounts due them such number of shares of the common stock of the Company calculated by dividing the respective amounts due by the closing bid price of the common stock on October 14, 1995.

                              There is presently an action pending by DIC against the Company and a former director. The claim by DIC is for monies due them pursuant to the Termination Agreement. The Company acknowledges that it is indebted to DIC, DD&M and a former director for $228,500 worth of its common stock and has requested the parties to specify who the stock certificates should be made out to. There is a dispute between the parties over how the stock is to be split. DIC is seeking a cash payment in lieu of stock. Management believes that the outcome of this action will not have a material adverse effect on the Company's financial condition.

                         (b) Key is an entity whose sole stockholder, was the stockholder of IMSG and Affiliates. Prior to the acquisition, Key provided management services to IMSG and Affiliates. This amount represents the amount due in connection with the management services provided. $150,000 of the amount due Key is subordinated to the bank debt. Key has agreed not to require payment of the $130,800 until after December 1, 1996.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Due To Affiliates
     (Continued)              (b)  The amount due to Key was $354,800 at
                                   November 30, 1994, and the average balance due during the year ended November 30, 1995 was approximately $179,000 computed on a quarterly basis.

8.   Stockholders' Equity     In November 1992, the Company completed its
                              initial public offering (1,000,000 units) which included 1,000,000 shares of common stock and 1,000,000 warrants to purchase an additional
                              500,000 shares of common stock. The warrants were exercisable until November, 1995 (subsequently extended through December, 1995), at an exercise price of $7.50 per share. The Company has the right to redeem the warrants at any time during the exercise period at a price of $.05 per warrant. Net proceeds from the offering were $4,127,848 after deducting underwriting commissions of $500,000, the underwriter's non-accountable expense allowance of $150,000 and direct offering costs of $222,152.

                              In addition, the Company has agreed to sell to the underwriter or its designees, for $100, four year unit purchase warrants to purchase from the Company an aggregate of 100,000 units at an exercise price of $6 per unit.

                              By their original terms, two warrants were exercisable to purchase one share of common stock for $7.50. As a result of the acquisition, the dilutive effect of the conversion of all 662,000 shares of preferred stock into 6,620,000 shares of common stock, and the issuance of other shares by the Company, the exercise price has been adjusted to $2.25 per share (or $4.545 per 2.02 shares) and the number of shares purchasable upon the exercise of two warrants has been increased to 2.02 shares. The warrants may be subject to further adjustments pursuant to their anti-dilution provisions.

                              On January 26, 1995, the Company borrowed approximately $229,500 from a company. An officer/shareholder of the company is a former director and officer and current shareholder of the Company. The loan was interest-free through February 26, 1995 at which time it became due and payable. Thereafter, the loan bears interest at the rate of 2% per month on the unpaid principal balance. In connection with the loan agreement, the company received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share. The Company used the proceeds of the loan to purchase 153,000 shares of its common stock at $1.50 per share.

                              In July 1995, effective May 31, 1995, the Company agreed to issue 350 shares of its Series C Convertible Voting Preferred Stock to the officer/shareholder of the company in full satisfaction of the $229,500. Each share of the Series C Preferred Stock is convertible into 1000 shares of common stock. The Series C Preferred Stock has a liquidation preference of $1,000 per share and is redeemable at the demand of the holder at a price of $1,000 per share if not converted into common stock of the Company within one year from the date of the agreement.

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Stockholders' Equity
     (Continued)         In March, 1995, the Company issued to an individual and
                         a company, 80,000 and 100,000 shares of common stock, respectively, for consulting services to be rendered.
                         The individual is a current shareholder of the Company and the officer/shareholder of the company that provided the loan to the Company to purchase the treasury shares.

                         In July, 1995, the Company issued 75 shares of its convertible preferred stock, Series C, to a company for services to be rendered.

                         In July, 1995, the Company successfully completed a private placement of 1,070 shares of its convertible preferred stock, Series B, and two year warrants to purchase 535,000 shares of common stock at $2.00 per share, for aggregate gross proceeds of $535,080.

                         In another private placement of its convertible preferred stock, Series B, in July, 1995, the Company sold 140 shares for aggregate gross proceeds of $352,500.

                         In August, 1995, the Company sold 125 shares of its convertible preferred stock, Series C, and two year warrants to purchase 375,000 shares of common stock at $2.00 per share and warrants to purchase 125,000 shares of common stock at $2.50 per share for $2,500 in cash and six month promissory notes in the aggregate amount of $247,500.

                         On November 6, 1995, the stockholders voted passing an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 25,000,000 shares. In connection therewith the Series A, B and C convertible preferred stock automatically converted into an aggregate of 8,780,000 shares of common stock.

                         In November, 1995, the Company received approximately $827,000 in connection with the exercise of the underwriter's warrants resulting in the issuance of 200,998 shares of common stock.

                         Also, in November, 1995, the Company received approximately $720,000 in connection with the exercise of the warrants issued in the initial public offering, resulting in the issuance of 320,119 shares of common stock.

                         In December, 1995, an additional $1,548,000 was received by the Company in connection with the exercise of the remaining outstanding warrants, resulting in the issuance of 688,130 shares of common stock.
                                                                            F-15

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Stockholders' Equity
     (Continued)              In September, 1995, the Board of Directors of the
                              Company approved a stock option plan ("the 1995
                              Plan") subject to stockholder approval to grant
                              500,000 shares of the Company's common stock to key employees upon exercise of options designated as "incentive stock options" under Section 422 of the Internal Revenue Code. The 1995 Plan is administered by the Board of Directors. Options granted pursuant to the 1995 Plan are non-transferable by the optionees during their lifetime, expire if not exercised within five years from the date of the grant and, under certain circumstances set forth in the 1995 Plan, may be exercised within three months following termination of employment, or up to one year after death or total disability. Incentive stock options are granted to key employees as determined by the Board of Directors at not less than the fair market value of the shares underlying the option on the date the option is granted. The amount of aggregate fair market value of common stock (determined at the time of the grant of the option) for which an employee may be granted incentive stock options under the 1995 Plan in any calendar year shall not exceed $100,000, plus certain unused carryovers from previous years.
                              The 1995 Plan contains anti-dilution provisions authorizing appropriate adjustment under certain circumstances. Options to purchase an aggregate of 125,000 shares of the Company's common stock exercisable at $4.125 - $8.063 per share have been granted.

                              In September, 1995, the Company adopted a
                              Director's option plan pursuant to which all current non-employee Directors and non-employees who thereafter become Directors of the Company will receive an option to purchase 100,000 shares of the Company's common stock at the market value thereof at the time of grant. Said options become vested at the rate of 20,000 per year and terminate 90 days after the Director ceases to serve as a Director. Options to purchase 100,000 shares at an exercise price of $4.125 per share were granted to two directors.


9.   Consulting
     Agreement                In November 1994, the Board of Directors adopted a
                              plan (the "Plan") for the issuance of common stock for consulting services to be rendered by an individual (the "Individual") for a period of one year. Pursuant to the Plan the Individual would provide the Company with financial sponsorship, marketing support (including the drafting and dissemination of research reports, press releases and news reports), and investment banking services.
                                                                            F-16

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Consulting Agreement
     (Continued)              The Plan called for the issuance to the
                              Individual, at the Board's sole discretion of up to 275,000 shares of the Company's common stock.
                              In December 1994, the Board approved an amendment to the plan which increased the number of shares issuable to the Individual under the Plan from 275,000 shares to 525,000 shares. The term of the Individual's consulting agreement was increased to seven years. Through December 1994, 450,000 shares were issued to the Individual pursuant to the Plan, 125,000 shares of which were issued as of November 30, 1994. The 450,000 shares issued had an aggregate fair market value of approximately $1,630,000 upon issuance, which amount was to have been amortized over the seven year period of the agreement. Amortization through November 30, 1994 amounted to $19,401.

                              In March 1995, the Individual ceased performing his obligations under the agreement and the Company determined that the Individual was in breach thereof. Accordingly, the remaining unamortized balance of the fair market value of the common stock issued in the amount of approximately $1,600,000 was written off in 1995.

10.  Income Taxes             In connection with the acquisition, IMSG and
                              Affiliates (formerly S corporations) became subject to income taxes which are being accounted for under the provisions of SFAS No. 109.
                              Accordingly, deferred income taxes in the amount of $300,000 were provided as of November 1, 1993.
                              The deferred taxes arose as a result of the difference between the carrying value of IMSG and Affiliates' assets and their tax bases. In addition, in connection with the acquisition the Company recognized a deferred tax benefit in the amount of $480,000 as a result of the anticipated utilization of its net operating loss carryforwards. No valuation allowance was established at November 30, 1993. During 1994, the Company reevaluated the realizability of the deferred tax asset and determined a valuation allowance of $360,000 was required and, accordingly, a reserve in that amount was established. During 1995, with the increase in the net operating loss, the Company further evaluated the realizability of the deferred tax asset and determined an increase in the valuation allowance in the amount of $340,000 was required.
                              Management believes that future taxable income and the reversal of the existing deferred tax liabilities will be sufficient to utilize the net deferred tax asset at November 30, 1995.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Income Taxes
     (Continued)              The Company's total deferred tax liabilities and
                              deferred tax assets at November 30, 1995 are as follows:

                              Total deferred tax assets           $1,280,000
                              Total deferred tax liabilities      (  240,000)
                              Valuation allowance                 (  700,000)
                              -----------------------------------------------
                              Net Deferred Tax Asset              $  340,000

                              A reconciliation of income tax (benefit) at the statutory rate to the Company's effective rate is as follows:

                                                             1995       1994

                              Computed "expected" tax
                              expense (benefit)          ($1,160,000) ($400,000)
                              Losses for which no benefit
                              was provided                   660,000    100,000
                              Reversal of previously
                              established deferred tax
                              liability                  (    30,000) (  30,000)
                              Change in valuation
                              allowance                      340,000    360,000
                              -------------------------------------------------
                                                         ($  190,000)  $ 30,000

                              The Company has a net operating loss carryforward of approximately $4,200,000 at November 30, 1995 which may be used to reduce taxable income in future years. The carryforward will expire through the fiscal year 2010. The annual utilization of the available net operating loss carryforward may be limited by the provisions of section 382 of the Internal Revenue Code, as amended.

11.  Supplemental Disclosure
     of Cash Flow
     Information              During the year ended November 30, 1995, the
                              Company incurred capital lease obligations of approximately $500,000 in connection with lease agreements to acquire equipment.

                              During the year ended November 30, 1995, the Company issued 400 shares of its Series B Convertible Preferred Stock for the acquisition of the Smart Switch from Faxit Corporation (See Note
                              2).

                              During the year ended November 30, 1995, the Company issued 350 shares of its Series C Convertible Voting Preferred Stock in satisfaction of $229,500 of related party indebtedness (See
                              Note 8).

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Supplemental Disclosure
     of Cash Flow
     Information (Continued)  During the year ended November 30, 1994, the
                              Company incurred capital lease obligations of approximately $460,000 in connection with lease agreements to acquire equipment.


12.  Related Party
     Transactions             The Company's general counsel is a director of the
                              Company. Fees incurred to the general counsel amounted to approximately $69,000 and $46,000 for the years ended November 30, 1995 and 1994, respectively.

                              During the fourth quarter of 1994, the Company wrote-off non-interest bearing advances made prior to the acquisition by the Company to one of its directors and officers in the amount of $35,000, and to a principal stockholder and Chairman of the Board of Directors of DIC in the amount of $13,000, as the amounts were determined to be uncollectible.


13.  Commitments and Contingencies

     Lease Commitments        IMSG and Affiliates lease office and warehouse
                              space at certain locations under operating leases.
                              Minimum annual lease payments are as follows:

                              1996                         $38,000
                              1997                         17,000
                              1998                         18,000
                              1999                         19,000
                              2000                         19,000

                              Other locations are rented on a month-to-month basis. Rent expense totalled approximately $123,000 and $119,000 for the years ended November 30, 1995 and 1994, respectively.

     Employees Savings
     Plan IMSG and Affiliates on behalf of their employees participate in a deferred savings and profit sharing plan (the "Plan"), whereby eligible employees may voluntarily contribute a percentage of compensation. In addition, the Plan provides for a discretionary contribution by IMSG and Affiliates at the end of each plan year as determined by IMSG and Affiliates. No discretionary contributions were made for the years ended November 30, 1995 and 1994.

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Commitments and Contingencies  (Continued)

State of Connecticut
Sales Tax Assessment          The State of Connecticut assessed Advanced for
                              sales tax plus interest and penalty. The assessment was made based upon the Commissioner of Revenue Services finding that sales by Advanced of photocopies by machines placed in public and other libraries are subject to the State of Connecticut sales tax. Advanced was not successful before the State Tax Commission nor through the appeals process, resulting in a final assessment of approximately $157,000 inclusive of interest and penalty, all of which had been accrued through November 30, 1993.

                              As a result of the unfavorable determination with the State of Connecticut, the Company has accrued $200,000 in each of the fourth quarters of 1995 and 1994 to provide for by any other assessments by any other states that may arise.

     Employment
     Agreement                Effective November 1, 1993, the Company and
                              Capital entered into an employment agreement with the former sole shareholder of IMSG and Affiliates, now the Chief Executive Officer,
                              Chairman of the Board and principal stockholder of the Company. The employment contract provides for a base compensation of $250,000 a year plus various other benefits. It has an initial term of two years and is renewable for successive two year terms in the same annual amount. At the present time, a new employment agreement is under consideration.

     Consulting
     Agreements               Effective October 13, 1993, the Company entered
                              into consulting agreements with two individuals who were directors of the Company through October, 1994, and the Chairman of the Board of Directors of DIC for terms of four years at an aggregate compensation of $100,000 per year. In connection with the Termination Agreement, the consulting agreements were terminated effective October,
                              1994.  Consulting fees for the year ended November
                              30, 1994 amounted to approximately $92,000.

     Cash Due to the nature of its business and the volume of sales activity, the Companies accumulate, from time to time, bank balances in excess of the insurance provided by Federal and/or other insurance sources.

     Litigation               In October, 1995, the Company instituted an action
                              against a former employee and a company to enforce a restrictive covenant. The company counterclaimed for $1,750,000 based upon an alleged unfair or trade practice in seeking to prevent the company from hiring the former employee. The Company's motion for a preliminary injunction has been denied by the court.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.Commitments and Contingencies  (Continued)

     Litigation  (Continued)  Although the ultimate liability, if any, that might result from the final resolution of this matter is not presently determinable, management and the Company's counsel in this matter are of the opinion that the final outcome of the litigation will not have a materially adverse effect on the Company's consolidated financial position.


14.  Major Customers          During the year ended November 30, 1995, two
                              customers accounted for 24.7% of total sales.
                              During the year ended November 30, 1994, two customers accounted for 21.2% of total sales.

                              The Company is currently bidding, along with other parties, for the renewal of an agreement with one of its major customers. The custommer accounted for approximately 12.3% and 11.1% of the total sales for the years ended November 30, 1995 and 1994, respectively.


15.  Fair Value of Financial
     Instruments              The carrying amount approximates fair value of
                              cash and short-term instruments.