Form 10QSB/A
period 1996-02-29
DIVERSIFAX INC
filed 1996-09-11
CIK 885462

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  FORM 10-QSB/A

                                 Amendment No. 1


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended February 29, 1996
                                  ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________ to _________



                         Commission File Number 0-20936
                                                -------





                                  DIVERSIFAX, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


Delaware                                         13-3637458
- -------------------------------              --------------------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)                Identification No.)



39 Stringham Avenue, Valley Stream, New York       11580
- --------------------------------------------       ----------
(Address of Principal Executive Offices)           (Zip Code)


Issuer`s Telephone Number  (516) 872-0650
                          ------------------



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                                                        --


     There were 14,039,678 shares outstanding of the issuer`s common stock, par value $.001 per share, as of April 18, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS.
        ------------------------------------

THE THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO THE THREE MONTHS ENDED
- ---------------------------------------------------------------------------
FEBRUARY 28, 1995
- -----------------

Sales declined approximately $169,000 or 11.2% for the three months ended February 29, 1996 compared to the three months ended February 28, 1995. This decline was the result of the loss of certain of the Company's customers and the elimination of non-profitable accounts (approximately $283,000), offset by the additions of a university (approximately $37,000) and a major library system (approximately $77,000) to the Company's customer base in March and July of 1995, respectively. There are two primary reasons for the loss of customers by the Company. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. In certain areas the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal the Company may be out bid by its competitors. Secondly, the Company has commenced a critical review of its customer base and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are unreasonable based on the revenue generated from the customer. In March 1996, the Company was not successful in its bid for the renewal of its contract with a major library system in the City of New York, which provided approximately 12.3% of the Company's sales for the fiscal year ended November 30, 1995. The Company will continue to collect revenue from this library system over the next several months until such time when all the Company's copiers are removed. Additionally, in April 1996 the Company's bid for a large university in the Southeast was accepted. Revenues derived from the Company's Smart Switch continue to be minimal.

Cost of sales represented 78.7% of sales for the three months ended February 29, 1996 compared to 72.0% for the three months ended February 28, 1995. This increase is primarily attributable to an increase in the cost of paper and other supplies, and additional technical support needed for new equipment purchased. In addition, the Company continued its program to refurbish its copiers which commenced in the second half of fiscal 1995. Management believes that for certain segments of its customer base refurbishment represents a less costly alternative to the purchase of new equipment.

Depreciation and amortization decreased approximately $24,000 for the three months ended February 29, 1996 compared to the three months ended February 28, 1995 as a result of certain of the Company's equipment becoming fully depreciated, offset in part by recently purchased equipment.

Selling, general and administrative expenses decreased to approximately $518,000 or 38.6% of sales for the three months ended February 29, 1996 from approximately $582,000 or 38.6% of sales for the three months ended February 28, 1995. Selling, general and administrative expenses for the three months ended February 29, 1996 include certain expenses incurred in connection with the marketing, promotion and development of the Smart Switch operation (approximately $120,000).

Interest expense decreased approximately $21,000 for the three months ended February 29, 1996 compared to the three months ended February 28, 1995 as a result of the Company's paying off all outstanding bank indebtedness in December 1995.

During the three months ended February 28, 1995, the Company determined to write-off the unamortized portion of the fair market value of common shares issued, in the amount of approximately $1,615,000, to an individual for services that were to be performed over a seven year period, due to the individual's failure to continue to perform his obligations pursuant to the agreement.

The above resulted in a net loss of approximately $365,000 for the three months ended February 29, 1996 compared to a net loss of approximately $1,953,000 for the three months ended February 28, 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At February 29, 1996, the Company had cash and a working capital (deficiency) of $684,000 and ($268,000), respectively, as compared to $1,001,000 and ($1,254,000), respectively, at November 30, 1995.

The Company's primary need for funds is to finance working capital, capital expenditures and the further development of the Company's Smart Switch business.

Net cash used in operating activities of approximately $529,000 resulted from the net loss of approximately $365,000 offset by non-cash items including depreciation and amortization ($127,000) and the amortization of unearned compensation ($55,000). In addition, net cash used in operating activities decreased due to a decrease in accounts payable and accrued expenses of $361,000.

Net cash used in investing activities in the amount of approximately $329,000 resulted from the acquisition of copiers and accessories.

Cash provided by financing activities amounted to approximately $542,000 during the three months ended February 29, 1996 primarily as a result of the proceeds from the exercise of common stock warrants ($1,548,000) offset by the repayment of bank loans and capital lease obligations ($957,000) and stockholder's loans ($49,000).

The above resulted in a net decrease in cash of approximately $317,000 for the three months ended February 29, 1996.






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DIVERSIFAX, INC.


Date:   September 9, 1996          /S/ Irwin A. Horowitz
                                   ------------------------------
                                   Irwin A. Horowitz,
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive,
                                   Financial, and Accounting
                                   Officer)

                         PART 1.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                               DIVERSIFAX, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                     (UNAUDITED)

                                                      FEBRUARY 29,  November 30,
                                                        1 9 9 6       1 9 9 5
A S S E T S
CURRENT ASSETS
   Cash                                                $   684,351   $1,001,372
   Accounts receivable                                      64,912       53,912
   Inventories                                             179,397      184,397
   Prepaid expenses and other                               82,048      103,329
                    TOTAL CURRENT ASSETS                 1,010,708    1,343,010
Equipment and vehicles, less accumulated
 depreciation                                            3,956,391    3,733,837
Intangible assets, net of accumulated
amortization of $159,200                                   238,800      258,700
Deferred tax benefit                                       340,000      340,000
Other assets                                                58,327       58,327
                    TOTAL ASSETS                        $5,604,226   $5,733,874

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Loan payable, bank                                               $   146,238
   Capital lease obligations                                            810,880
   Accounts payable and accrued expenses                $1,049,832    1,410,763
   Due to affiliates                                       228,670      228,670
                    TOTAL CURRENT LIABILITIES            1,278,502    2,596,551

Loans payable, stockholder                                  97,818      147,228
Due to affiliates                                          130,800      130,800
                                                           228,618      278,028
                    TOTAL LIABILITIES                    1,507,120    2,874,579
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Convertible preferred stock, Series A, $.001 par value,
    authorized 1,000,000 shares
   Convertible preferred stock, Series B, $.001 par value,
    authorized 2,900 shares
   Convertible preferred stock, Series C, $.001 par value,
    authorized 10,000 shares
   Common stock, $.001 par value, authorized 25,000,000
    shares, issued 14,039,678 shares                        14,040       13,350
   Additional paid in capital                            9,745,620    8,198,006
   Deficit                                             ( 5,166,413) ( 4,800,914)
   Unearned compensation                               (    19,141) (    74,147)

                                                         4,574,106    3,336,295
Less:       Treasury stock, at cost                    (   229,500) (   229,500)
              Subscription receivable                  (   247,500) (   247,500)

              TOTAL STOCKHOLDERS' EQUITY                 4,097,106    2,859,295

              TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                    $5,604,226   $5,733,874
See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)


                                                 THREE MONTHS   Three months
                                                    ENDED          Ended
                                                 FEBRUARY 29,   February 28,
                                                   1 9 9 6        1 9 9 5


SALES                                             $1,339,620    $1,508,752

COST AND EXPENSES

  Cost of sales, exclusive of depreciation         1,054,389     1,086,330

  Depreciation and amortization                      126,840       151,000

  Selling, general and administrative                517,534       582,113

  Interest                                             6,356        27,779

  Write-off of consulting agreement                              1,614,973


                                                   1,705,119     3,462,195


                    NET LOSS                    ($   365,499)  ($1,953,443)

Weighted average common shares outstanding        13,810,301    10,345,613

Loss per share of common stock                         ($.03)        ($.19)

See Notes to Consolidated Financial Statements.

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)


                                                   THREE MONTHS   Three Months
                                                      ENDED          Ended
                                                   FEBRUARY 29,   February 28,
                                                     1 9 9 6        1 9 9 5

OPERATING ACTIVITIES
  Net loss                                       ($   365,499)  ($1,953,443)

  ADJUSTMENT TO RECONCILE NET LOSS TO
   NET CASH USED IN OPERATING ACTIVITIES
   Depreciation and amortization                      126,840       151,000
   Amortization of unearned compensation               55,006
   Write-off of consulting agreement                              1,614,973

  CHANGES IN OPERATING ASSETS AND LIABILITIES
   Accounts receivable                           (     11,000) (     21,365)
   Inventories                                          5,000
   Prepaid expenses and other                          21,281  (     29,919)
   Accounts payable and accrued expenses         (    360,931)       97,912
   Other assets                                        10,686
              NET CASH USED IN OPERATING
               ACTIVITIES                        (    529,303) (    130,156)
INVESTING ACTIVITIES
  Purchases of equipment and vehicles            (    329,494)
              NET CASH USED IN INVESTING
               ACTIVITIES                        (    329,494)

FINANCING ACTIVITIES
  Repayment of loan payable, bank                (    146,238)
  Repayment of capital lease obligations         (    810,880) (     46,580)
  Repayment of affiliate and stockholder's
  loans payable                                  (     49,410) (     10,249)
  Proceeds from loan payable, affiliate                             229,500
  Proceeds of common stock warrants                 1,548,304        60,500
  Purchase of treasury stock                                   (    229,500)
              NET CASH PROVIDED BY FINANCING
               ACTIVITIES                             541,776         3,671

Net decrease in cash                             (    317,021) (    126,485)

Cash, beginning of year                             1,001,372       166,182

              CASH, END OF PERIOD                 $   684,351   $    39,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE PERIOD FOR:
  Interest                                             $6,356       $27,779

See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


1.  BASIS OF PRESENTATION          The consolidated balance sheet as of February
                                   29, 1996 and the related consolidated
                                   statements of operations and cash flows for the three month periods ended February 29, 1996 and February 28, 1995 are unaudited. In the opinion of management, all adjustments
                                   (which include only normally recurring
                                   adjustments) necessary for a fair
                                   presentation of such financial statements have been made.

                                   The November 30, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
                                   The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. The results of operations for the three month period ended February 29, 1996 are not necessarily indicative of the operating results for the entire year.


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