Form 10QSB/A
period 1996-05-31
DIVERSIFAX INC
filed 1996-09-11
CIK 885462

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  FORM 10-QSB/A

                                 Amendment No. 1

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended May 31, 1996
                                  -------------

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

Sales declined approximately $447,000 or 13% for the six months ended May 31, 1996 compared to the six months ended May 31, 1995. This decline was the result of the loss of certain of the Company's customers, and the elimination of non-profitable accounts offset by the additions of a university and a major library system to the Company's customer base in March and July of 1995, respectively. There are two primary reasons for the loss of customers by the Company. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. In certain areas the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal the Company may be out bid by its competitors. Secondly, the Company has commenced a critical review of its customer base and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are unreasonable based on the revenue generated from the customer. In March 1996, the Company was not successful in its bid for the renewal of its contract with a major library system in the City of New York, which provided approximately 12.3% of the Company's sales for the fiscal year ended November 30, 1995. The Company will continue to collect revenue from this library system over the next several months until such time when all the Company's copiers are removed.
Additionally, in April 1996, the Company's bid for a large university in the Southeast was accepted. Revenues derived from the Company's Smart Switch continue to be minimal.

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

Selling, general and administrative expenses increased to approximately $1,022,000 or 34.5% of sales for the six months ended May 31, 1996 from approximately $971,000 or 28.6% of sales for the six months ended May 31, 1995. Selling, general and administrative expenses for the six months ended May 31, 1996 include certain expenses incurred in connection with the marketing, promotion, and development of the Smart Switch operation, including the opening of an office in Europe (approximately $244,000).

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







                                             DIVERSIFAX, INC.



Date:  September 9, 1996                By:  /s/ Irwin A. Horowitz
                                             -----------------------------------
                                             Irwin A.Horowitz, President
                                             and Chief Executive Officer
                                             (Principle Executive,
                                             Financial, and Accounting
                                             Officer)

                        PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                          DIVERSIFAX, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                                (UNAUDITED)



                                                        May 31,     November 30,
                                                        1 9 9 6       1 9 9 5
A S S E T S
CURRENT ASSETS
    Cash                                              $  216,719     $1,001,372
    Accounts receivable                                   48,652         53,912
    Inventories                                          187,577        184,397
    Prepaid expenses and other                            61,178        103,329
                TOTAL CURRENT ASSETS                     514,126      1,343,010
Equipment and vehicles, less accumulated depreciation  4,281,842      3,733,837
Intangible assets, net of accumulated amortization       218,900        258,700
Deferred tax benefit                                     340,000        340,000
Other assets                                              58,327         58,327

                TOTAL ASSETS                          $5,413,195     $5,733,874

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Loan payable, bank                                              $   146,238
    Capital lease obligations                                           810,880
    Accounts payable and accrued expenses             $1,112,853      1,410,763
    Due to affiliates                                    228,670        228,670
                TOTAL CURRENT LIABILITIES              1,341,523      2,596,551
Loans payable, stockholder                                83,470        147,228
Due to affiliates                                        130,800        130,800
                                                         214,270        278,028
                TOTAL LIABILITIES                      1,555,793      2,874,579
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Convertible preferred stock, Series A, $.001
    par value, authorized 1,000,000 shares
    Convertible preferred stock, Series B, $.001
    par value, authorized 2,900 shares
    Convertible preferred stock, Series C, $.001
    par value, authorized 10,000 shares
    Common stock, $.001 par value, authorized 25,000,000
     shares, issued 14,040,215 shares                     14,040         13,350
    Additional paid in capital                         9,753,120      8,198,006
    Deficit                                          ( 5,430,023)   ( 4,800,914)
    Unearned compensation                            (     2,735)   (    74,147)

                                                       4,334,402      3,336,295
Less:       Treasury stock, at cost                  (   229,500)
                                                     (   229,500)
              Subscription receivable                (   247,500)
                                                                     (  247,500)
              TOTAL STOCKHOLDERS' EQUITY               3,857,402      2,859,295
              TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                  $5,413,195     $5,733,874

See Notes to Consolidated Financial Statements.

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (UNAUDITED)




                                       SIX MONTHS ENDED        THREE MONTHS
                                      -------------------   ------------------


                                 MAY 31,      May 31,     MAY 31,     May 31,
                                 1 9 9 6      1 9 9 5     1 9 9 6     1 9 9 5



SALES                           $2,961,673  $3,408,499   $1,622,053  $1,899,747

COST AND EXPENSES

Cost of sales, exclusive of
 depreciation                    2,236,773   2,340,460    1,182,384   1,254,130

Depreciation and amortization      325,092     484,400      126,840     138,800

Selling, general and
 administrative                  1,021,979     970,661      574,937     590,971

Interest                             6,938      63,171          582      27,569

Write-off of consulting agreement            1,614,973

                                 3,590,782   5,473,665    1,884,743   2,011,470


                NET LOSS      ($   629,109)($2,065,166)  ($ 262,690)  ($111,723)


Weighted average common
 shares outstanding             13,925,169  10,543,613   14,040,036  10,003,613

Income (loss) per share of
 common stock                        ($.05)      ($.20)       ($.02)      ($.01)



See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)


                                                             SIX MONTHS ENDED
                                                        ------------------------
                                                        MAY 31,       May 31,
                                                        1 9 9 6       1 9 9 5

OPERATING ACTIVITIES
  Net loss                                            ($629,109)   ($2,065,166)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   (USED IN) PROVIDED BY OPERATING ACTIVITIES
  Depreciation and amortization                         325,092        484,400
  Write-off of consulting agreement                                  1,614,973

  CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable                                     5,260   (     48,631)
  Inventories                                      (      3,180)
  Prepaid expenses and other                             42,151            232
  Accounts payable and accrued expenses            (    297,910)        69,067
  Other assets                                                          27,809

  NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                          ( 557,696)        82,684

INVESTING ACTIVITIES
Purchases of equipment and vehicles                  (  761,885)        (2,826)

  NET CASH USED IN INVESTING ACTIVITIES            (    761,885) (       2,826)


FINANCING ACTIVITIES
  Repayment of capital lease obligations           (    810,880)   (   106,523)
  Repayment of long-term debt and conversion
   to capital lease obligation                     (    146,238)   (   118,680)
  Repayment of affiliate and stockholder's loans
  payable                                          (     63,758)  (     60,449)
  Proceeds from loan payable, affiliate                                229,500
  Proceeds of common stock warrants                   1,548,304         60,500
  Proceeds from capital contribution                      7,500
  Purchase of treasury stock                                       (   229,500)

  NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                  534,928    (   225,152)
Net decrease in cash                               (    784,653)   (   145,294)

Cash - Beginning of year                              1,001,372        166,182

  CASH - END OF PERIOD                              $   216,719    $    20,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE PERIOD FOR:
  Interest                                               $6,938        $63,171

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