Form 10KSB/A
period 1995-11-30
DIVERSIFAX INC
filed 1996-10-15
CIK 885462

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549
                                 FORM 10-KSB/A No. 2

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
    For the fiscal year ended November 30, 1995
                              -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
    For the transition period from _________ to _________

                            Commission File Number 0-20936

                                     DIVERSIFAX, INC.
                    ----------------------------------------------
                    (Name of small business issuer in its charter)
Delaware                                                 13-3637458
------------------------------                        --------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

39 Stringham Avenue, Valley Stream, New York                   11580
--------------------------------------------                 ----------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number  (516) 872-0650
                          ------------------

Securities registered under Section 12(b) of the Exchange Act:

                                         None



Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, par value $.001 per share
--------------------------------------------------------------------------------


                                   (Title of class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for its most recent fiscal year.
$5,690,982
----------

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

     In addition, since April 1995, the Company has been engaged in the development and initial marketing of the Smart Switch-TM-, a computerized switching device with an automated switching system. The Smart Switch permits the use of any "off-the-shelf facsimile" ("Fax") machine as a public Fax machine and facilitates billing of a public Fax message without the need for human intervention or the incorporation of a high cost credit card reading device into the Fax machine. The Company through January 1994 owned and operated self-service, credit card activated, public access combination Fax machines, a business different than its current Smart Switch business.

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


GENERAL

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

EXPANSION

     The Company presently intends to selectively expand its Copier operations in certain targeted areas in the United States, both into some regions where it has not previously operated, as well as expanding its presence in the regions where it currently operates its business, subject to the availability of requisite financing and the number of Copiers in the Company's inventory. The Company may seek such additional financing through equity and/or debt offerings or through loans from its Chief Executive Officer, for which there can be no assurance of obtaining. On January 27, 1994, the Company through its wholly-owned subsidiary, Coin Copy, Inc. acquired the contract revenues and business of MDM Copying Services, Coin-Op, Inc., thereby expanding the Company's position in the New York Metropolitan area.

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

SIGNIFICANT CUSTOMERS

     During the fiscal years ended November 30, 1995 and 1994, revenue derived from two of the Company's Copier customers, a library system of the City of New York and a large university located in the southeastern United States, amounted to approximately 24.7% and 21.2%, respectively, of the Company's revenues. The Company's contract with the large southeastern university, which is not terminable at will, is for a term of one year (ending April 23, 1997) and is renewable at the parties' option for four additional one year terms. In general, customer accounts are maintained pursuant to contractual agreements, that have terms ranging from three to five years. Currently, there are varying terms remaining on all of the Company's customer contracts, except for that with the library system in the City of New York. In January 1995, the Company's contract with this library system expired. The contract was subsequently extended, but the Company lost its bid for renewal of the contract in March 1996. This customer provided approximately 12.3% of the Company's Sales for the fiscal year ended November 30, 1995. The loss of the remaining 10% customer may have a material adverse effect on the Company.

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


OPERATIONS: FAX MACHINES (SMART SWITCH-TM-)

GENERAL - THE SMART SWITCH

     The Company commenced its Smart Switch-TM- operations in April 1995, upon the acquisition of the Smart Switch assets of Faxit. The Smart Switch is a computerized switching device, which has an automated switching system, which permits the use of any "off the shelf" Fax machine as a public Fax machine and facilitates billing of a public Fax message without the need for human intervention or the incorporation of a high cost credit card reading device into the Fax machine. When using a Fax machine equipped with a Smart Switch, the user takes the phone off the hook and hears a voice prompt directing the user to enter his credit card number and expiration date. Once verified, the Smart Switch gives the caller a dial tone and allows a direct call to be placed to the receiving Fax machine. If the Fax number dialed is busy, the Smart Switch will give the caller a Fax tone and accept and store the Fax for later retry, allowing the customer the ability to have the Fax sent to a busy fax at such time as it becomes free, without any human intervention.

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


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings, except as follows:

     On October 26, 1995, the Company instituted an action in Supreme Court, State of New York, Nassau County, entitled IMSG SYSTEMS, INC. V. KEVIN T. GALLAGHER AND LGG CORP. D/B/A BOSTON COPICO. The Company brought the action to enforce a restrictive covenant against Kevin Gallagher, a former employee of the Company. LGG Corp. counterclaimed for $1,750,000 based upon an alleged unfair or trade practice in seeking to prevent it from hiring Mr. Gallagher. The Court denied the Company's motion for a preliminary injunction.

     On October 30, 1995, an action was brought against the Company in Supreme Court, State of New York, New York County, entitled DIVERSIFIED INVESTORS CORP.
V. DIVERSIFAX, INC. AND JUDD ROTHMAN. The suit was brought seeking payment owed to plaintiff pursuant to prior non-interest bearing loans totalling $228,670 (which amount is accrued at November 30, 1995), made to the Company by various creditors, all of whom have assigned their rights under the loans to Diversified Investors Corp. The Company has acknowledged the amount due, but has not paid because the plaintiffs have not indicated how the amount was to be allocated (due to a dispute between the plaintiffs). Based upon the agreement describing the debt, the Company believes that the amount is payable in Common Stock of the
Company.   The plaintiff is seeking cash in lieu of stock.

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

         MATTERS

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


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THE FISCAL YEAR ENDED NOVEMBER 30, 1995 COMPARED TO THE FISCAL YEAR ENDED NOVEMBER 30, 1994.

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

THE YEAR ENDED NOVEMBER 30, 1994 COMPARED TO THE ELEVEN MONTHS ENDED NOVEMBER 30, 1993.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages, positions and business experiences of the executive officers and directors of the Company and an indication, if applicable, of since when each has served as a member of the Board of Directors of the Company.

                  Other Positions with the            Has Served
                  Company, Principal                  as
                  Occupation and Certain              Director
Name              Other Directorships        Age      Since
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

     EUGENE BILOTTI has been a director of the Company since November 1, 1993. Since January 1, 1986, Mr. Bilotti has been the Chief Executive Officer and Director of Marketing of Pegasus Asset Management, New York, New York, a registered investment advisor. From 1971 to 1986, he was a Vice President of Fiduciary Trust Company International in New York.

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

EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to the compensation of the Chief Executive Officer for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended November 30, 1995, 1994 and 1993. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal year ended November 30, 1995.

                                                      Other
                                                     Annual
                                                     Compen-
Name and Principal            Salary                 sation (1)
Position             Year       $        Bonus           $
-----------------   -----     -------    -----       ---------

Dr. Irwin A.         1995     201,923    None         65,155
Horowitz,
Chairman of the      1994     250,000    None         64,200
Board of Directors
and Chief Executive  1993      20,833    None          5,350
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


                         BENEFICIAL OWNERSHIP OF COMMON STOCK
                                                                Per-
                                                                Cent
                                        Number of shares        of
Name and Address of Beneficial Owners   beneficially owned (1)  Class
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

Exhibit #           Exhibit                  Page number or
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

3.  (a)     Restated Certificate of        Incorporated by reference
            Incorporation

    (b)     Amendment to Restated          Incorporated by reference
            Certificate of Incorporation

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


                                            DIVERSIFAX, INC.

                                            /s/ Dr. Irwin A. Horowitz
                                            -------------------------
Date:  October 8, 1996                      Dr. Irwin A. Horowitz
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive,
                                            Financial and Accounting
                                            Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title               Date

/s/ Irwin A. Horowitz        Director            October 8, 1996
------------------------
Irwin A. Horowitz

/s/ Mario DiNatale           Director            October 8, 1996
------------------------
Mario DiNatale

/s/ Kenneth Ross Wolfe       Director            October 8, 1996
------------------------
Kenneth Ross Wolfe

/s/ Eugene Bilotti           Director            October 8, 1996
------------------------
Eugene Bilotti

                          DIVERSIFAX, INC. AND SUBSIDIARIES

                                 FINANCIAL STATEMENTS

                                     YEARS ENDED
                              NOVEMBER 30, 1995 AND 1994


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                            DIVERSIFAX, INC. AND SUBSIDIARIES


                                                                     CONTENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



Report of Independent Certified Public Accountants . . . . . . . . . . F-2


Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . F-3


Consolidated Statements of Operations. . . . . . . . . . . . . . . . . F-4


Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . F-5


Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . F-6


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


                                  HOBERMAN, MILLER & CO., P.C.



New York, New York
March 7, 1996

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NOVEMBER 30, 1995
--------------------------------------------------------------------------------

A S S E T S
CURRENT ASSETS
    Cash (Notes 13 and 15)                                      $1,001,372
    Accounts receivable                                             53,912
    Inventories                                                    184,397
    Prepaid expenses and other                                     103,329
--------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                               1,343,010

Equipment and vehicles, less accumulated depreciation (Note 3)   3,733,837
Intangible assets (net of accumulated
   amortization of $139,300) (Note 2)                              258,700
Deferred tax benefit (Note 10)                                     340,000
Other assets                                                        58,327
--------------------------------------------------------------------------------
              TOTAL ASSETS                                      $5,733,874
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Loan payable, bank (Note 4)                                 $  146,238
    Capital lease obligations (Note 5)                             810,880
    Accounts payable and accrued expenses                        1,410,763
    Due to affiliates (Note 7)                                     228,670
--------------------------------------------------------------------------------
             TOTAL CURRENT LIABILITIES                           2,596,551
--------------------------------------------------------------------------------
Loans payable, stockholder (Note 6)                                147,228
Due to affiliates (Note 7)                                         130,800
--------------------------------------------------------------------------------
                                                                   278,028
--------------------------------------------------------------------------------


             TOTAL LIABILITIES                                   2,874,579
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 13)
STOCKHOLDERS' EQUITY (Notes 2, 7, 8, 9 and 11)
    Convertible preferred stock, Series A, $.001 par value,
     authorized 1,000,000 shares
    Convertible preferred stock, Series B, $.001 par value,
     authorized 2,900 shares
    Convertible preferred stock, Series C, $.001 par value,
     authorized 10,000 shares
    Common stock, $.001 par value, authorized 25,000,000
     shares, issued 13,351,548 shares                               13,350
    Additional paid in capital                                   8,198,006
    Deficit                                                    ( 4,800,914)
    Unearned compensation                                      (    74,147)
--------------------------------------------------------------------------------
                                                                 3,336,295
Less:  Treasury stock, at cost                                 (   229,500)
      Subscription receivable                                  (   247,500)
--------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                 2,859,295
--------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $5,733,874
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FOR THE YEARS ENDED NOVEMBER 30,                    1 9 9 5         1 9 9 4
--------------------------------------------------------------------------------

SALES                                            $5,690,982      $6,027,096
--------------------------------------------------------------------------------

COST AND EXPENSES

  Cost of sales, exclusive of depreciation        4,457,209       4,471,871

  Depreciation and amortization                     507,361         555,637

  Selling, general and administrative             2,395,963       2,103,712

  Write-off of consulting agreement               1,614,973

  Interest                                          124,438          31,503
--------------------------------------------------------------------------------
                                                  9,099,944       7,162,723
--------------------------------------------------------------------------------


              LOSS BEFORE INCOME TAXES          ( 3,408,962)    ( 1,135,627)


              INCOME TAXES (BENEFIT) (Note 10)  (   190,000)         30,000
--------------------------------------------------------------------------------
              NET LOSS                          ($3,218,962)    ($1,165,627)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Weighted average common shares outstanding
   (Note 2)                                      10,752,349      10,050,821

Loss per share of common stock                        ($.30)          ($.12)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

YEARS ENDED NOVEMBER 30, 1995 AND 1994
--------------------------------------------------------------------------------




                                                                 PREFERRED STOCK                         ADDITIONAL
                                                    ------------------------------------       COMMON       PAID IN
                                                   SERIES A      SERIES B      SERIES C         STOCK       CAPITAL       DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 1, 1993                              $662                                   $ 3,383    $2,917,161  ($   416,325)
Issuance of common stock for services                                                             125       467,063
Amortization of unearned compensation
Net loss for the year                                                                                                 ( 1,165,627)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, NOVEMBER 30, 1994                          662                                     3,508     3,384,224   ( 1,581,952)

Sale of common stock                                                                               36        40,464
Issuance of common stock for services                                                             505     1,477,081
Purchase of treasury stock
Issuance of preferred stock in connection
 with the acquisition of Smart Switch                                  $1                                   400,000
Issuance of preferred stock for services                                                                     65,625
Issuance of preferred stock in connection
 with the satisfaction of indebtedness                                               $1                     229,500
Sales of preferred stock                                                1                                 1,105,641
Exercise of common stock warrants                                                                 521     1,503,586
Amortization of unearned compensation
 and write-off of consulting agreement
Conversion of preferred stock
 to common stock                                      ( 662)          ( 2)          ( 1)        8,780   (     8,115)
Net loss for the year                                                                                                 ( 3,218,962)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, NOVEMBER 30, 1995                                                                $13,350    $8,198,006   ($4,800,914)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                   TOTAL
                                                   UNEARNED      TREASURY  SUBSCRIPTION    STOCKHOLDERS'
                                               COMPENSATION         STOCK    RECEIVABLE           EQUITY
------------------------------------------------------------------------------------------------------------

Balance, December 1, 1993                                                                     $2,504,881
Issuance of common stock for services             ($467,188)
Amortization of unearned compensation                19,401                                       19,401
Net loss for the year                                                                        ( 1,165,627)
------------------------------------------------------------------------------------------------------------
    BALANCE, NOVEMBER 30, 1994                    ( 447,787)                                   1,358,655

Sale of common stock                                                                              40,500
Issuance of common stock for services             ( 310,400)                                   1,167,186
Purchase of treasury stock                                      ($229,500)                   (   229,500)
Issuance of preferred stock in connection
 with the acquisition of Smart Switch                                                            400,001
Issuance of preferred stock for services         (   65,625)
Issuance of preferred stock in connection
 with the satisfaction of indebtedness                                                           229,501
Sales of preferred stock                                                      ($247,500)         858,142
Exercise of common stock warrants                                                              1,504,107
Amortization of unearned compensation
 and write-off of consulting agreement              749,665                                      749,665
Conversion of preferred stock
 to common stock
Net loss for the year                                                                        ( 3,218,962)
------------------------------------------------------------------------------------------------------------

    BALANCE, NOVEMBER 30, 1995                    ($ 74,147)    ($229,500)    ($247,500)      $2,859,295
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


FOR THE YEARS ENDED NOVEMBER 30,                      1 9 9 5       1 9 9 4
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net loss                                         ($3,218,962)  ($1,165,627)

  ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH USED IN OPERATING ACTIVITIES
    Depreciation and amortization                      507,361       555,637
    Write-off of amounts due from affiliates                          48,000
    Write-off of consulting agreement                1,614,973
    Amortization of unearned compensation              301,878        19,401
    Deferred tax debit                             (   190,000)       30,000

  CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts receivable                            (    17,774)   (    2,066)
    Inventories                                    (    39,303)       41,490
    Prepaid expenses and other                     (    11,241)          875
    Accounts payable and accrued expenses              356,942       514,231
    Other assets                                        11,096    (   69,423)
    Due to affiliates                              (   224,000)   (   86,200)
--------------------------------------------------------------------------------
         NET CASH USED IN OPERATING ACTIVITIES     (   909,030)   (  113,682)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of equipment and vehicles              (   238,842)   (  357,361)
  Acquisition of MDM Copying Services                             (  625,000)
--------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES     (   238,842)   (  982,361)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from exercise of common stock warrants    1,504,107
  Proceeds from (repayment of) long term debt and
   conversion to capital lease obligations         (   281,372)      344,430
  Sale of convertible preferred stock, Series C          2,500
  Sale of convertible preferred stock, Series B        855,644
  Sale of common stock                                  40,500
  Proceeds from loan payable, affiliate                229,500
  Purchase of treasury stock                       (   229,500)
  Proceeds from (repayment of) stockholder's
    loans payable                                       75,479   (   271,976)
  Repayment of capital lease obligations           (   213,796)  (    37,756)
--------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES   1,983,062        34,698
--------------------------------------------------------------------------------
Net increase (decrease) in cash                        835,190   ( 1,061,345)
Cash, beginning of year                                166,182     1,227,527
--------------------------------------------------------------------------------
         CASH, END OF YEAR                          $1,001,372   $   166,182
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
  Interest                                            $130,902       $31,503
  Income taxes                                         $11,875
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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


2.  ACQUISITIONS

    MDM COPYING
    SERVICES,
    COIN-OP, INC.       On January 27, 1994, a wholly owned subsidiary of the
                        Company acquired the customer base, equipment and

                        furniture and fixtures of MDM Copying Services, Coin-Op, Inc. ("MDM") for $625,000. MDM was in the coin and debit card activated photocopy business.
                        The consideration was paid in cash, ten percent of which was placed in escrow for twelve months to cover any sales tax liability that may arise. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MDM have been included since the date of acquisition. Pro forma information reflecting results of operations as though MDM had been owned for all required periods has not been presented because the acquisition did not meet the materiality parameters as required in accordance with Regulation S-B.

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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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


3.  EQUIPMENT AND
    VEHICLES            Equipment and vehicles consist of the following:
                        Photocopy machines and accessories           $5,647,986
                        Furniture and fixtures and computer
                         equipment                                       99,738
                        Software                                        400,000
                        Vehicles                                        115,382
                        --------------------------------------------------------
                                                                      6,263,106
                        LESS:  ACCUMULATED DEPRECIATION               2,529,269
                        --------------------------------------------------------
                                                                     $3,733,837
                        --------------------------------------------------------
                        --------------------------------------------------------



Photocopy machines and accessories include approximately $810,000 of assets recorded under capital leases (See Note 5).

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



4.  LOAN PAYABLE, BANK  Loan payable, bank, consists of the following:

                        Term loan, payable in monthly installments
                        of $3,810 including interest at the rate of
                        8.66% per annum through August, 1999 (a)       $146,238
                        --------------------------------------------------------
                        --------------------------------------------------------


                        (a) During 1994, the Company entered into various+ agreements with a bank to provide credit facilities. The agreements include a $250,000 line of credit, a $185,000 secured five year term loan to replace then existing equipment financing, and a $1,000,000, secured one year master lease revolving credit facility to finance the purchase of photocopy machines. The funds allocated from the revolving credit line for the purchase of photocopy machines convert to a five year lease at the end of each calendar quarter (See Note 5).

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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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


7.  DUE TO AFFILIATES   Due to affiliates consist of the following:

                        Due to former director                    $ 62,556  (a)
                        Due to Diversified Investors ("DIC")        39,316  (a)
                        Due to Diversified Distributing and
                          Marketing ("DD&M")                       126,798  (a)
                        Due to Key Consultants, Inc. ("Key")       130,800  (b)
                        --------------------------------------------------------
                                                                   359,470
                        LESS:  CURRENT PORTION                     228,670
                        --------------------------------------------------------
                                                                  $130,800
                        --------------------------------------------------------
                        --------------------------------------------------------

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



10. INCOME TAXES
    (Continued)         The Company's total deferred tax liabilities and
                        deferred tax assets at November 30, 1995 are as follows:

                        Total deferred tax assets                   $1,280,000
                        Total deferred tax liabilities            (    240,000)
                        Valuation allowance                       (    700,000)
                        --------------------------------------------------------
                        NET DEFERRED TAX ASSET                      $  340,000
                        --------------------------------------------------------
                        --------------------------------------------------------

                        A reconciliation of income tax (benefit) at the statutory rate to the Company's effective rate is as follows:

                                                          1995          1994
                        --------------------------------------------------------
                        Computed "expected" tax
                        expense (benefit)            ($1,160,000)    ($400,000)
                         Losses for which no benefit
                        was provided                     660,000       100,000
                        Reversal of previously
                         established deferred
                         tax liability               (    30,000)   (   30,000)
                        Change in valuation
                         allowance                       340,000       360,000
                        --------------------------------------------------------
                                                     ($  190,000)     $ 30,000
                        --------------------------------------------------------
                        --------------------------------------------------------



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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



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

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



13. COMMITMENTS AND CONTINGENCIES  (Continued)

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