Form 10QSB
period 1996-08-31
DIVERSIFAX INC
filed 1996-10-16
CIK 885462

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB




                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act Of 1934




For the quarterly period ended August 31, 1996

Transition Report Under Section 13 or 15(d) of the Exchange Act


For the transition period from ____________________ to _____________________


Commission File Number 0-20936



                                   DIVERSIFAX, INC.
         ------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                13-3637458
---------------------------------                --------------------
(State or other jurisdiction of                  (I.R.S. employer
 incorporation or organization)                   Identification No.)


39 STRINGHAM AVENUE, VALLEY STREAM, NY 11580
--------------------------------------------
(Address of principal executive office)

Issuer's telephone number:                       (516) 872-0650
                                                 ---------------


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



There were 14,045,215 shares outstanding of the issuer's common stock, par value $.001 per share, as of October 11, 1996.

                            PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            DIVERSIFAX, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                                  (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                         AUGUST 31,       November 30,
                                                           1 9 9 6          1 9 9 5
----------------------------------------------------------------------------------------------
A S S E T S
CURRENT ASSETS
  Cash                                                     $    357,575   $ 1,001,372
  Accounts receivable                                            81,799        53,912
  Inventories                                                   280,397       184,397
  Prepaid expenses and other                                     63,975       103,329
----------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                        783,746     1,343,010
Equipment and vehicles, less accumulated depreciation         4,231,404     3,733,837
Intangible assets, net of accumulated amortization              244,000       258,700
Deferred tax benefit                                            340,000       340,000
Other assets                                                     58,327        58,327
----------------------------------------------------------------------------------------------
    TOTAL ASSETS                                           $  5,657,477   $ 5,733,874
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Loan payable, bank                                                      $   146,238
  Capital lease obligations                                                   810,880
  Accounts payable and accrued expenses                    $  1,041,868     1,410,763
  Due to affiliates                                             228,670       228,670
----------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                 1,270,538     2,596,551
----------------------------------------------------------------------------------------------
Loans payable, stockholder                                      711,893       147,228
Due to affiliates                                               130,800       130,800
----------------------------------------------------------------------------------------------
                                                                842,693       278,028
----------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                         2,113,231     2,874,579
----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible preferred stock, Series A, $.001 par value,
   authorized 1,000,000 shares
  Convertible preferred stock, Series B, $.001 par value,
   authorized 2,900 shares
  Convertible preferred stock, Series C, $.001 par value,
   authorized 10,000 shares
  Common stock, $.001 par value, authorized 25,000,000
   shares, issued 14,040,215 and 13,351,548 shares               14,040        13,350
  Additional paid in capital                                  9,705,120     8,198,006
  Deficit                                                   ( 5,697,914)  ( 4,800,914)
  Unearned compensation                                                   (    74,147)
----------------------------------------------------------------------------------------------
                                                              4,021,246     3,336,295
Less:    Treasury stock, at cost                           (    229,500)   (  229,500)
         Subscription receivable                           (    247,500)   (  247,500)
----------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                           3,544,246     2,859,295
----------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $5,657,477    $5,733,874
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                           DIVERSIFAX, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (UNAUDITED)

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                                                NINE MONTHS ENDED                 THREE MONTHS ENDED
                                            -------------------------          ------------------------

                                            AUGUST 31,     August 31,          AUGUST 31,     August 31,
                                             1 9 9 6         1 9 9 5            1 9 9 6        1 9 9 5
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

SALES                                       $3,764,893     $4,293,277          $ 803,220      $  884,778
------------------------------------------------------------------------------------------------------------------

COST AND EXPENSES

  Cost of sales, exclusive of
   depreciation                              2,720,753      2,767,754            483,980         427,294

  Depreciation and amortization                454,717        681,572            129,625         197,172

  Selling, general and
   administrative                            1,479,419      1,490,558            457,440         519,897

  Interest                                       7,004         94,365                 66          31,194

  Write-off of consulting agreement                         1,614,973
------------------------------------------------------------------------------------------------------------------

                                             4,661,893      6,649,222          1,071,111       1,175,557
------------------------------------------------------------------------------------------------------------------

    NET LOSS                              ($   897,000)   ($2,355,945)       ($  267,891)    ($  290,779)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


Weighted average common
 shares outstanding                         13,963,517     10,633,613         14,040,215      10,633,613

Loss per share of common stock                   ($.06)         ($.22)             ($.02)          ($.03)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                                                               SIX MONTHS ENDED
                                                                        -----------------------------
                                                                        AUGUST 31,       August 31,
                                                                         1 9 9 6          1 9 9 5
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                           ($    897,000)       ($2,355,945)

  ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH USED IN OPERATING ACTIVITIES
    Depreciation and amortization                                          454,717            681,572
    Write-off of consulting agreement                                                       1,614,973

  CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts receivable                                              (      27,887)       (    67,553)
    Inventories                                                      (      81,000)
    Prepaid expenses and other                                              39,354             43,994
    Accounts payable and accrued expenses                            (     368,895)            96,726
    Other assets                                                             9,907
    Due to affiliates                                                (     224,000)
------------------------------------------------------------------------------------------------------
    NET CASH USED IN OPERATING ACTIVITIES                            (     880,711)       (   200,326)
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Assets acquired through acquisitions                               (      60,000)
  Purchases of equipment and accessories                             (     818,437)       (   297,741)
------------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                            (     878,437)       (   297,741)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of capital lease obligations                             (     810,880)       (   188,429)
  Repayment of long-term debt and conversion
   to capital lease obligation                                       (     146,238)       (   376,578)
  Proceeds from stockholder's loans                                        564,665            188,828
  Proceeds from loan payable, affiliate                                                       229,500
  Sale of convertible preferred stock, Series C                                                 2,500
  Sale of convertible preferred stock, Series B                                               887,580
  Sale of common stock                                                                         60,500
  Proceeds of common stock warrants                                      1,548,304
  Proceeds from capital contribution                                         7,500
  Costs incurred in connection with registration of common stock     (      48,000)
  Purchase of treasury stock                                                             (    229,500)
------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,115,351            574,401
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                      (     643,797)            76,334

Cash - Beginning of year                                                 1,001,372            166,182
------------------------------------------------------------------------------------------------------
    CASH - END OF PERIOD                                             $     357,575       $    242,516
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE PERIOD FOR:
  Interest                                                                  $7,004            $94,365
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                       DIVERSIFAX, INC. AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION    The consolidated balance sheet as of August 31,
                             1996 and the related consolidated statements of operations and cash flows for the nine and three month periods ended August 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

                             The November 30, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. The results of operations for the three and nine month periods ended August 31, 1996 are not necessarily indicative of the operating results for the entire year.


2.  ACQUISITIONS             During the nine months ended August 31, 1996, the
                             Company, through its newly formed, wholly-owned subsidiary, JA-Hunt Service, Inc., acquired two businesses engaged in the servicing of reproduction equipment and the providing of supplies, for the aggregate cost of $60,000. The acquisitions have been accounted for as purchases.
                             The cost of the acquisitions have been allocated on the basis of the estimated fair value of the assets acquired.


3.  LOAN PAYABLE, BANK
    AND CAPITAL LEASE
    OBLIGATIONS              On December 19, 1995, with the proceeds from the
                             exercise of its common stock warrants (see Note
                             5), the Company paid off its loan payable and capital lease obligations in full.


4.  LOANS PAYABLE,
    STOCKHOLDER              During the nine months ended August 31, 1996 the
                             Company borrowed approximately $565,000, from its President, Chief Executive Officer and principal stockholder (the "Stockholder") pursuant to a note agreement. The loan is interest free through December 1, 1997, at which time it becomes due and payable. Thereafter, the loan bears interest at the rate of 8% per annum. In accordance with the note agreement, the Stockholder received a warrant to purchase 427,520 shares of the Company's common stock at an exercise price of $3.125 per share.
                             The warrant expires in August, 2001.


5.  STOCKHOLDERS' EQUITY     In December, 1995, the Company received
                             approximately $1,548,000 in connection with the exercise of its remaining outstanding common stock warrants, resulting in the issuance of 688,130 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS
         NINE MONTHS ENDED AUGUST 31, 1996 COMPARED TO THE NINE
         MONTHS ENDED AUGUST 31, 1995

         Sales declined approximately $528,000 or 12.3% for the nine months ended August 31, 1996 compared to the nine months ended August 31, 1995. This decline was the result of the loss of certain of the Company's customers, and the elimination of non-profitable accounts offset in part by the additions of a university and a major library system to the Company's customer base in March and July of 1995, respectively. There are two primary reasons for the loss of customers by the Company. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. In certain areas the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal the Company may be out bid by its competitors. Secondly, during fiscal 1996, the Company commenced a critical review of its customer base and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable based on the revenue generated from the customer. In March 1996, the Company was not successful in its bid for the renewal of its contract with a major library system in the City of New York, which provided approximately 12.3% of the Company's sales for the fiscal year ended November 30, 1995. The Company continued to collect revenue from this library system through July 1996, when all the Company's copiers were removed. Additionally, in April 1996, the Company's bid for a large university in the Southeast was accepted. Revenues derived from the Company's Smart Switch continue to be minimal.

         Cost of sales represented 72.3% of sales for the nine months ended August 31, 1996 compared to 64.5% of sales for the same period in 1995. The increase is primarily attributed to an increase in the cost of paper and other supplies, and additional technical support needed for new equipment purchased. In addition the Company continued its program to refurbish its copiers which commenced in the second half of fiscal 1995. Management believes that for certain segments of its customer base refurbishment represents a less costly alternative to the purchase of new equipment. The Company is continually monitoring its purchasing with a view toward obtaining more competitive pricing and wherever possible using "generic brands" of supplies instead of "name brands".

         Depreciation and amortization decreased approximately $277,000 for the nine months ended August 31, 1996 compared to the nine months ended August 31, 1995 as a result of certain of the Company's equipment becoming fully depreciated offset in part by depreciation taken on recently purchased equipment. In addition, certain of the Company's consulting agreements were fully amortized in 1995.

         Selling, general and administrative expenses decreased to approximately $1,479,000 or 39.9% of sales for the nine months ended August 31, 1996 from approximately $1,491,000 or 34.7% of sales for the nine months ended August 31, 1995. Selling, general and administrative expenses for the nine months ended August 31, 1996 include certain expenses incurred in connection with the marketing, promotion, and development of the Smart Switch operation, including the opening of an office in Europe (approximately $318,000).

         Interest expense decreased approximately $87,000 for the nine months ended August 31, 1996 compared to the nine months ended August 31, 1995 as a result of the Company's paying off all outstanding bank indebtedness in December 1995.

         During the nine months ended August 31, 1995, the Company determined to write-off the unamortized portion of the fair market value of common shares issued, in the amount of approximately $1,615,000, to an individual for services that were to be performed over a seven year period, due to the individual's failure to perform his obligations pursuant to the agreement.

         The above factors resulted in a net loss of approximately $897,000 for the nine months ended August 31, 1996 compared to a net loss of approximately $2,356,000 for the nine months ended August 31, 1995.

         RESULTS OF OPERATIONS
         THREE MONTHS ENDED AUGUST 31, 1996 COMPARED TO THE
         THREE MONTHS ENDED AUGUST 31, 1995

         Sales declined approximately $82,000 for the three months ended August 31, 1996 ($803,000) compared to the three months ended August 31, 1995 ($885,000). This is a decrease of approximately 9.2%. The decrease was attributable to the same reasons as detailed in the nine month comparisons.

         Cost of sales increased from 48.3% of sales for the three month period ended August 31, 1995 to 60.3% of sales for the three month period ended August 31, 1996. This is consistent with the increase in costs, as mentioned previously, over the comparable nine month period. The Company is continually monitoring its purchasing with a view toward obtaining more competitive pricing and wherever possible using "generic brands" of supplies instead of "name brands".

         Depreciation and amortization for the three months ended August 31, 1996 decreased approximately $68,000 compared to 1995.

         Selling, general and administrative expenses decreased from approximately $520,000 in 1995 (58.8% of sales) to $457,000 (57.0% of sales) in
1996 as certain of the Company's cost cutting measures began to take effect.

         Interest expense decreased approximately $31,000 due to the retirement of bank debt.

         The above factors resulted in a net loss of approximately $268,000 compared to a net loss of $291,000 in 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1996, the Company had cash and a working capital (deficiency) of $358,000 and ($478,000), respectively, as compared to $1,001,000 and ($1,254,000), respectively, at November 30, 1995.

         The Company's primary need for funds is to finance working capital, capital expenditures and the further development of the Company's Smart Switch business.

         Net cash used in operating activities of approximately $881,000 resulted primarily from the net loss of approximately $897,000 offset in part by non-cash items including depreciation and amortization of $455,000. In addition, net cash used in operating activities increased due to a decrease in accounts payable and accrued expenses of $369,000.

         Net cash used in investing activities in the amount of approximately $878,000 resulted from the acquisition of copiers and accessories ($818,000) and assets acquired through acquisitions ($60,000).

         Cash provided by financing activities amounted to approximately $1,115,000 during the nine months ended August 31, 1996 primarily as a result of the proceeds from the exercise of common stock warrants ($1,548,000) and proceeds from stockholder's loans ($565,000), offset in part by the repayment of bank loans and capital lease obligations ($957,000).

         The above resulted in a net decrease in cash of approximately $644,000 for the nine months ended August 31, 1996.

PART II.

    ITEM 6B

    There have been no changes in Form 8K filings during the quarter.

                                      SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









DiversiFax, Inc.
----------------
(Registrant)






Date     October 14, 1996                   By
--------------------------------------------------------------------------------
                                                 Irwin A. Horowitz, President
                                                 and Chief Executive Officer