Form 10KSB
period 1996-11-30
DIVERSIFAX INC
filed 1997-03-14
CIK 885462

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

    For the fiscal year ended November 30, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

              For the transition period from _________ to _________

                         Commission File Number 0-20936

                                DIVERSIFAX, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                         13-3637458
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

39 Stringham Avenue, Valley Stream, New York                       11580
--------------------------------------------                     ----------
(Address of Principal Executive Offices)                         (Zip Code)

                                (516) 872-0650
                          --------------------------
                          (Issuer's Telephone Number
                             Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                     None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     The issuer's revenues for its most recent fiscal year: $5,091,917.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 10, 1997 was $18,927,712.

     There were 14,145,215 shares outstanding of the issuer's common stock, par value $.001 per share, as of March 10, 1997.

Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]

Documents incorporated by reference:

                                     None

                                    PART I

ITEM 1.  Description Of Business

Introduction

     DiversiFax, Inc. (the "Company") is engaged in the business of owning and operating coin and debit card pay-per-copy photocopy machines, microfilm reader-printers and accessory equipment.

     In addition, since April 1995, the Company has been engaged in the development and marketing of the Smart SwitchTM, a computerized switching device with an automated switching system. The Smart Switch permits the use of any "off-the-shelf facsimile" ("Fax") machine as a public Fax machine and facilitates billing of a public Fax message without the need for human intervention or the incorporation of a high cost credit card reading device into the Fax machine. The Company through January 1994 owned and operated self-service, credit card activated, public access combination Fax machines, a business different than its current Smart Switch business.

     During the period from July through December 1993, the Company attempted to redirect its marketing program with respect to its previous form of Fax business which had yielded disappointing results. During January 1994, it became evident that this redirected marketing program would not be successful. Management believed that based on this and the continuation of disappointing revenues being generated from the DiversiFax systems previously placed and being operated by the Company, it would be in the best interest of the Company and the stockholders of the Company to redirect the focus of the Company's business to concentrate its efforts and resources on building and expanding the self-service photocopying machine business. Accordingly, the Company terminated this previous form of Fax business.

     The Company, thereafter, sought an alternative and more advanced technology for its Fax business. The Company negotiated for the purchase of the Smart Switch from Faxit Corporation, as described in the second paragraph of this Section (the "Faxit Acquisition Agreement").

     The Company was incorporated under the laws of the State of Delaware on February 28, 1989. The Company's principal executive offices and operations center are located at 39 Stringham Avenue, Valley Stream, New York 11580, telephone number (516) 872-0650.

     Acquisition and Merger of IMSG Systems, Inc. and Affiliates. Prior to November 1, 1993, the Company was only engaged in the self-service public Fax machine business. As of November 1, 1993, the Company became the sole parent of IMSG Systems, Inc. ("IMSG") and its affiliated companies, National Copy Corp. ("National"), Capital Copy Corp. ("Capital") and Advanced Business Systems, Inc. ("Advanced") (IMSG, National, Capital and Advanced collectively "IMSG and Affiliates"), which have been operating their self-service pay-per-copy photocopy and microfilm reader-printer business since 1969. The acquisition was accomplished pursuant to four substantially similar merger agreements (the "Merger Agreements"), which were deemed effective as of November 1, 1993, by and among each of IMSG, National, Capital and Advanced and a separate acquisition subsidiary formed by the Company for each merger.

     Pursuant to the terms of the Merger Agreements, the Company issued an aggregate of 662,000 shares of Convertible Voting Preferred Stock, Series A, par value $.001 per share (the "Series A Preferred Stock"), of the Company to Dr. Irwin A. Horowitz, the sole stockholder of IMSG and Affiliates, in exchange for all of their outstanding securities. The Preferred Stock was automatically converted into an aggregate of 6,620,000 shares of Common Stock of the Company in November 1995.

     As a result of the Mergers, the Company acquired the self-service pay-per-copy photocopier and microfilm reader-printers and accessories and the marketing capacity and customer base of IMSG and Affiliates, which compromises a substantial portion of the Company's business since November 1, 1993.

     Upon the consummation of the acquisition of IMSG and Affiliates, Dr. Irwin
A. Horowitz ("Dr. Horowitz") became the Chairman of the Board, Chief Executive Officer and President of the Company. Prior to the Merger, from July 1993 to November 1, 1993, Dr. Horowitz served as Chief Operating Officer of the Company.

     Acquisition of Smart Switch. On April 27, 1995, the Company, through DiversiFax Acquisition Corp., a wholly owned subsidiary of the Company, purchased from Faxit Corporation ("Faxit") the Smart Switch. Pursuant to the Faxit Acquisition Agreement, the Company issued (a) shares of Series B Convertible Preferred Stock (which were automatically converted in November 1995 into 350,000 shares of Common Stock) to Faxit in exchange for Faxit's Smart Switch and (b) shares of Series B Convertible Preferred Stock (which were automatically converted in November 1995 into 50,000 shares of Common Stock) to the finder, Josephthal Lyon & Ross Incorporated. Mario DiNatale, currently President of the Company's subsidiary running the Smart Switch business and a director of the Company, was the President and principal stockholder of Faxit.

     Recent Acquisitions. Since September 1996, the Company, through its wholly-owned subsidiary JA-Hunt Services, Inc., has acquired two companies engaged in the servicing of high end copier equipment and the retail sale of copier supplies and office equipment, for an aggregate purchase price of $160,000. One of the acquired companies is located in Pennsylvania and the other in Texas. It is the Company's current intent to acquire a substantial number of companies in these and other fields related to the Company's businesses. See "Operations:

Copiers -- Expansion Strategy."

     In November 1996, the Company and JA-Hunt Services, Inc. entered into an agreement for the proposed purchase of Copier Machine Professionals, Inc. (d/b/a Business Machine Professionals, Inc.) ("BMP"), for a purchase price of $1,000,000. BMP is in the business of servicing copiers and the retail sale of copiers and other office equipment. BMP has approximate annual sales of $5,000,000. The closing is subject to a number of conditions and the Company is unable to predict whether or not such purchase will be consummated.

     Agreement with ScreenScan. In October 1996, the Company entered into a Supply and Distribution Agreement with ScreenScan Systems, Inc. ("ScreenScan"), pursuant to which the Company is acting as the exclusive distributor of ScreenScan's 100C/200C Centronics interface scanners in North and South America for a period of five years. Pursuant to the agreement, the Company has agreed to purchase a minimum of $2,500,000 of scanner units during the one year period ending September 30, 1997. The Company is currently marketing the scanners to university libraries, public libraries, insurance companies and banks throughout the United States. The scanner units are capable of scanning microfilm, microfiche and microcard images and (1) printing the scanned images onto a printer without the aid of a computer and/or (2) transferring the images to CD rom and maintaining the information on the users' computers. These machines can be card and coin operated for public use, thereby creating a revenue source for libraries.

Operations: Copiers

     General. Since November 1, 1993, the Company, through its wholly-owned subsidiaries IMSG and Affiliates, has been engaged in the business of owning, leasing, operating and servicing coin and debit card pay-per-copy photocopiers and microfilm reader-printers (collectively the "Copiers"), cash dispensers, laser printers and accessory equipment. IMSG and Affiliates have been in business since 1969. The Company operates its Copiers in New York, Massachusetts, Pennsylvania, Illinois, Connecticut, Florida, Vermont, New Hampshire, Wisconsin, North Carolina, South Carolina, Texas and Georgia, in various sites including libraries, courthouses, colleges, drug stores, office supply stores and similar high traffic outlets. The Company has over 2,400 Copiers on site. Generally, the Company is responsible for the collection of payments from each site and, at most locations, site operators share in the revenues derived from the copy sales at their site. The Company has the ability to service and repair its Copiers seven days a week. Users can pay per copy by inserting coins in the Copier or by using a debit access card, which the user may purchase at the site location.

     Products. The Company's Copiers consist of a photocopier or micro-film reader-printer with an adaption which allows the user to operate the Copier and pay for the copy by inserting coins or a debit access card. The users can purchase debit access cards at the site location. If coins are used, the Copier will return change in excess of the price of the copies. As copies are made using the debit access card, the price of each copy is deducted from the aggregate value of the debit access card.

     Support Services. The Company provides continuous preventative maintenance to its Copiers and related equipment based on manufacturer specifications. Frequency of service will vary depending upon usage of a given machine. Copiers in high volume locations may require servicing as frequently as once a day. The Company maintains service centers in Valley Stream

(Long Island), New York; Albany, New York; Des Plains, Illinois; Jacksonville and Sarasota, Florida; Harrisburg, Pennsylvania; Austin, Texas; and Norwood, Massachusetts which it utilizes to service regional accounts including repairing machines and storing supplies and parts. The Company may also service machines on site. Service of the Copiers is provided to its customers seven days a week by the Company's staff which is supervised by the Company's trained managers. In addition, the Company provides four hour emergency service repair, when needed. The cost to the Company of providing service to its Copiers and related equipment is moderate, as the Company employs its own service personnel, and amounts to approximately $.04 per copy. Impact to the Company's revenues from down-time of copiers due to repair is negligible, as nearly all locations have multiple machines and the Company's response time to service calls is generally prompt.

     Marketing and Distribution. The Company employs a sales staff of eight people, including four telemarketers, who work to increase the Company's customer base in regions where it is currently operating, as well as to expand into new regions. To that end, the salespersons will target potential high-traffic locations and ascertain whether there is the need for the Company's Copiers and the potential that site locations will be profitable for the Company. The salesperson will then directly solicit the site locations for the placement for the Company's Copiers and establish a commission structure with its site operators. The Company's salespersons are compensated on either a salary basis or on a combination salary/commission basis. The site operator commission structure varies with each customer, and will depend upon expected volume, usage, competition and profit margin.

     Supplies and Suppliers. The Company currently purchases both new and used Copiers from a variety of sources, including acquiring Copiers from other companies as it expands when it purchases assets from other companies. Since machines are available from a variety or sources, the loss of any one supplier will not adversely impact the Company.

     The Company has primarily used Sharp, Xerox, Minolta and Konica photocopiers and Minolta and ScreenScan microfilm reader-printers. The Company buys these machines from brokers, dealers and the manufacturers.

     The Company did not experience any difficulties in obtaining equipment or parts and supplies and does not anticipate that there will be any problems obtaining any equipment, parts or supplies in the future.

     Expansion Strategy. The Company presently intends to selectively expand its Copier operations in certain targeted areas in the United States, both into some regions where it has not previously operated, as well as expanding its presence in the regions where it currently operates its business, subject to the availability of requisite financing and the number of Copiers in the Company's inventory. The Company may seek such additional financing through equity and/or debt offerings, or through loans from Dr. Horowitz, its Chief Executive Officer, for which there can be no assurance of obtaining. During the fiscal year ended November 30, 1996, Dr. Horowitz loaned the Company a net aggregate amount of approximately $887,000, a substantial portion of which was utilized to finance acquisitions. In addition, the Company intends to pay all or a portion of the acquisition prices for such acquired businesses by issuing shares of the Common Stock of the Company to the Sellers.

     Since September 1996, the Company, through its wholly-owned subsidiary JA-Hunt Services, Inc., has acquired two companies engaged in the servicing of high end copier equipment and the retail sale of copier supplies and office equipment, for an aggregate purchase price of $160,000. One of the acquired companies is located in Pennsylvania and the other in Texas. It is the Company's current intent to acquire a substantial number of companies in these and other fields related to the Company's businesses, although there can be no assurance in this regard. See "Operations: Copiers -- Expansion Strategy."

     In November 1996, the Company and JA-Hunt Services, Inc. entered into an agreement for the proposed purchase of BMP, for a purchase price of $1,000,000. BMP is in the business of servicing copiers and the retail sale of copiers and other office equipment. BMP has approximate annual sales of $5,000,000. The closing is subject to a number of conditions and the Company is unable to predict whether or not such purchase will be consummated.

     The Company's planned expansion requires an increase in the number of its Copiers and accessories. Additionally, as the Company expands into new regions, it will carefully consider whether new service centers should be established and may engage additional service staff members and supervising technicians. The Company intends to continue to focus on controlled growth in new and existing domestic market areas, so that the Company will expand at a rate which will absorb new business without disrupting operations, and optimize working capital.

     Significant Customers. During the fiscal year ended November 30, 1996, revenue derived from one of the Company's Copier customers, a large university located in the southeastern United States, amounted to approximately 11.6% of the Company's revenues. The Company's contract with this university, which is not terminable at will, is for a term of one year and is renewable at the parties' option for four additional one year terms. Another customer, a major library system in the City of New York accounted for approximately 4.0% and 12.3% of the Company's revenues for the fiscal years ended November 30, 1996 and 1995, respectively. In January 1995, the Company's contract with this library system expired. The contract was subsequently extended, but the Company lost its bid for renewal of the contract in March 1996. In general, customer accounts are maintained pursuant to contractual agreements, that have terms ranging from three to five years. Currently, there are varying terms remaining on all of the Company's customer contracts.

     Patents and Technology. The Company does not, in general, rely on patented technology with respect to its Copier operations. The Company purchases and operates Copiers which may contain patented technology. However, management believes that the proprietary nature of this technology does not affect the Company's operations. There can be no assurance however that patented technology will not affect the Company in the future if the Company is unable to obtain

Copiers that have a patented feature which make them more desirable than Copiers being used by the Company or that will be acquired by the Company in the future.

     Competition. The Company markets its coin-operated copier services to users at site locations who need to copy documents, books and other materials located at the sites where the Company's copiers have been placed. Other companies that offer similar coin-operated services include Continental Copy Products Limited, Dual Office Supplies, Inc., Boston Copico and Compucopy. Each of these competitors competes directly with the Company in a different and limited geographic region. Continental Copy Products Limited principally conducts operations in Connecticut and downstate New York; Dual Office Supplies principally conducts operations in Illinois; Boston Copico principally conducts operations in Massachusetts, Connecticut and downstate New York; and Compucopy principally conducts operations in southern Florida. Competition between companies is generally based on price and quality of service offered.

     Seasonality. The Company's copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns. Although the Company has a working capital deficit and cash flow tends to be tight in these periods of low revenue, the Company generally avoids severe cash flow difficulties, due to the reasons discussed in this paragraph. Seasonally slow periods are immediately preceded by periods of high volume of use, which generate increased cash flows. In addition, because the Copier business is conducted primarily in cash, there is no lead time between sales and collections. Also, fluctuations are regular and predictable, thereby allowing the Company to plan for such low revenue months. Over the past two fiscal years, Dr. Horowitz, the Chief Executive Officer of the Company has advanced funds to the Company when needed so that it could meet its day to day cash obligations, although there can be no assurance he will continue to do so in the future. See "Item 12. Certain Relationships and Related Transactions." Finally, many creditors have typically allowed the Company to forbear during these slow months, although there can be no assurance they will continue to do so in the future.

Operations: Fax Machines (Smart SwitchTM)

     General - The Smart Switch. The Company commenced its Smart SwitchTM operations in April 1995, upon the acquisition of the Smart Switch assets of Faxit. The Smart Switch is a computerized switching device, which has an automated switching system, which permits the use of any "off the shelf" Fax machine as a public Fax machine and facilitates billing of a public Fax message without the need for human intervention or the incorporation of a high cost credit card reading device into the Fax machine. When using a Fax machine equipped with a Smart Switch, the user takes the phone off the hook and hears a voice prompt directing the user to enter his credit card number and expiration date. Once verified, the Smart Switch gives the caller a dial tone and allows a direct call to be placed to the receiving Fax machine. If the Fax number dialed is busy, the Smart Switch will give the caller a Fax tone and accept and store the Fax for later retry, allowing the customer the ability to have the Fax sent to a busy fax at such time as it becomes free, without any human intervention.

     Because the Smart Switch is a computer based system and not equipment based, the Smart Switch gives the Company the capacity to offer a variety of Fax and voice services, such as Fax and voice mailbox systems and services that allow users to send and receive faxes directly in a hotel room without additional costly telephone lines, together with other services which allow users to make copies and print from lap top computers, all in one unit. These units are available to hotels, libraries and airport lounges, and domestic and international Fax transmission services at competitive rates. The Smart Switch permits hotels to offer in-room Fax machines for guests' confidential use, thereby converting each room into a "Smart Suite". The Smart Switch software has been upgraded by the Company following its acquisition to permit billing of the user not only through the user's credit card but also by billing to the user's hotel bill either by a transfer of the billing information to the hotel's computer or by a scanning of calls to listen for a Fax tone.

     Support Services. The Company services the Smart Switch units in all states where it currently services its copiers and related equipment. In other states, the Company will be using outside service companies for this purpose.

     Marketing and Distribution. The Smart Switch is marketed under the direction of Mario DiNatale, the President of DiversiFax Information Services, Inc., the wholly-owned subsidiary of the Company conducting Smart Switch operations.

     Although certain limited trials of a version of the Smart Switch had been conducted, no sales of the Smart Switch had been made prior to its acquisition by the Company. The Company commenced marketing of the Smart Switch in April 1995 and has placed over 150 units under lease at hotels, airport lounges, libraries and colleges, principally in the northeast, 87 of which have been placed in the Western Hotel (formerly the Grand Hotel) in Washington D.C., nine of which have been placed in TWA Ambassador Lounges and nine of which have been placed in the Hotel Pennsylvania in New York City, and has contracts to place an additional 14 units at the St. Louis Hilton. The term of the agreements range from one to four years, and the hotel, lounge or other party is responsible to pay the Company for the cost of the equipment as well as a per minute usage charge. Generally, users of Fax machines (e.g., hotel guests) are charged by the minute per usage, with the amounts collected by the Company, who remits a portion to the relevant provider of the Fax machine (e.g., the hotel). In some cases, the hotel collects for usage, and remits the required portion to the Company.

     The Company also has orders to install its new "In-Lobby" fax in twelve individual hotels nationwide. The Company has also received its first signed order for the installation of 50 inroom fax machines for the St. James Court in London, England, marking its entrance into the European market and it expects to have the units installed by the end of the calendar year.

     In November 1995, the Company entered into an agreement with AT&T Corp. ("AT&T") to jointly market the Company's in-room Fax services on an exclusive basis to AT&T hotel accounts, and in November 1996, the Company entered into a co-marketing agreement with Danka Business Systems, plc.

     The initial results from the Company's Fax machine operations have varied. A number of hotels, airport lounges, libraries and colleges, as described above, have installed and are currently utilizing the Smart Switch. Specifically, there are 137 units in hotels, nine units in airport lounges, five units in libraries and six units in universities. Several other hotels, each of which had primarily installed one Smart Switch on a trial basis, have canceled or determined not to permanently install an aggregate of five such machines, apparently primarily due to insufficient usage by guests. The Company believes that these hotels did not adequately market to their guests the availability of the Fax machines. While other customers are generally showing a greater degree of usage, there can be no assurance that there will not be a material amount of cancellations, or that significant new orders will develop so as to make the Fax machine operations of the Company profitable. There can be no assurance that the Smart Switch will gain broad market acceptance.

     Although there are results of several market research studies and surveys available to the Company which indicate that over 50% of all business travelers expect hotels to offer fax and copier services, there has been no research completed in connection with in-room fax services that gives management sufficient information to estimate potential demand for its Smart Switch with certainty. There can be no assurance that sufficient market penetration can be achieved so that planned placement of any of the Company's equipment will be absorbed by the market in the event such demand can be identified.

     Agreement with AT&T. In November 1995, the Company and AT&T entered into an agreement providing for the joint marketing of the Smart Switch in hotels utilizing AT&T's "0 Plus" service. The Agreement was for an initial term of one year, absent termination based on breach, and has been renewed by agreement of the parties for an additional two year term. Under the agreement, the Company will (a) obtain, install and maintain all individual Fax units and the Facsimile Central Systems at hotel units desiring the service and (b) partner exclusively with AT&T for hotels with AT&T "0 Plus" service. AT&T is required to (a) provide a sales distribution channel for agreed upon territories, (b) provide sales support, and (c) exclusively offer the Smart Switch in room Fax service during the term of the agreement. The Company will be compensated directly by the hotels and users (guests) of the Smart Switch.

     Agreement with Danka. In November 1996, the Company entered into a co-marketing agreement with Danka Business Systems plc ("Danka"), to jointly market the Company's Smart Switch Fax services. It is contemplated that Danka will offer to provide hotels with Fax machines incorporating Smart Switch functionality and utilizing existing AT&T long distance phone lines as part of Danka's preferred vendor status with the Hotel Franchise System, a hotel chain association, whose members include, among others, Ramada Inn, Travelodge, Days Inn, Howard Johnson and Super 8. Danka is a leading independent supplier of office imaging equipment and related services.

     Supplies and Suppliers. The Company assembles the Smart Switch by programming the Company's proprietary software into off-the-shelf computers and leases the programmed computer together with off-the-shelf Fax machines and telephones, dialers and components, all of which are manufactured by other vendors. The Company purchases certain custom components and complete Fax machines from single suppliers in order to obtain lower prices. In the past, the Company has had satisfactory relationships with its suppliers and has not experienced delays in the delivery of components or public-fax machines. The Company generally does not maintain supply contracts with its suppliers and purchases pursuant to purchase orders in the ordinary course of business. The Company believes that there are a number of other suppliers for the components that it uses. The Company did not experience any difficulties in obtaining equipment or parts and supplies and, although there can be no assurance, does not anticipate that there will be any problems obtaining any equipment, parts or supplies in the future.

     Patents and Technology. The Company does not believe that the technology upon which the Smart Switch systems are based is patentable. Other companies may have been or may be involved in research and development which may lead to patents relating to specific aspects of the Company's products and technologies, and the Company has not engaged counsel to determine whether its products are in general free from patent infringement. Unless protected by patents or nondisclosure agreements, the Smart Switch may be susceptible to being analyzed and reconstructed by an existing or potential competitor. The Company is not aware of any claims that its products infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future, and the cost of responding to such assertions, regardless of their validity, could be significant. In addition, such claims may be found to be valid and could result in awards against the Company, which could have a material adverse effect on the Company's business. As a result, the cost to the Company of protecting itself against patent claims could be substantial. The market for the Company's public-Fax products is characterized by rapidly changing technologies and evolving industry standards. The Company's success will depend in large part on the Company having a technically competent staff and on its ability to anticipate changes in technology and industry standards and, to the extent such changes impact the Company's technology and products, to respond to market and technological developments on a timely basis. There can be no assurance that the Company will be able to keep pace with the technological demands of the market place. Moreover, there can be no assurance that new products or technologies will not render the Company's Smart Switch less competitive or obsolete.

     Government Regulation. There are no known federal or state regulations which regulate the public facsimile transmission business, other than the regulations of the telephone industry, whose services the Company utilizes. There can be no assurance that the Company's business will not be regulated in the future nor that such regulations will not have an adverse effect upon the Company's profitability.

     Credit Card Regulations. The Company's business is dependent on its securing processing for its credit card transactions. Credit card companies establish the rules and regulations for eligibility for processing and determine which businesses may accept their cards, and upon what terms. While the Company's facsimile machines are presently processed through all major credit card companies, there can be no assurance that in the future some or all credit card companies may not change the terms upon or circumstances under which their credit cards will be accepted so as to adversely effect the business of the Company.

     Competition. The public Fax business is in an early stage of development. The Company does not know of any other company which offers a computer software switching device which can convert any "off-the-shelf" Fax machine into a public Fax. The Company's principal competitors must physically reconfigure each fax machine they install using a procedure that can only be used on a particular model of fax machine in which they usually specialize (the same procedure cannot be used on different models). AlphaNet, the Company's largest competitor, is able to reconfigure a particular model thermal paper fax machine and has placed these reconfigured machines at a large number of locations. Other competitors, Teledex and Action Fax, offer products which do not currently offer the various features of the Company's Smart Switch, such as the range of useable fax machines, customized billing by floor or room and voice mail. In general, AlphaNet competes in all of the Company's markets, while Teledex and Action Fax offer competition only in limited markets. Competition between companies is generally based on price and quality of service offered. It should be noted, however, that if the public Fax business generates substantial profits and appears to be capable of significant growth, other companies with greater resources than the Company's may enter the business and present intense competition. The Company believes that if this were to occur, it could expect to encounter significant competition in two general areas: (i) other companies organized to provide public facsimile transmission services and/or equipment and
(ii) assisted facsimile transmission services. In addition, it should be noted that facsimile transmission also competes with alternative methods of document delivery, principally overnight small package express services such as Federal Express and United Parcel Service, as well as the United States Post Office Express Mail Service. In all of the foregoing areas, virtually all competitors can be expected to be considerably better established and larger than the Company in total assets and resources.

     Seasonality. Based on the limited information available to the Company regarding the public fax industry, it appears to the Company that the Smart Switch business is subject to seasonal fluctuations. Revenues from the Smart Switch tend to be lower during the summer months due to the vacation patterns of business travelers. These fluctuations appear to be regular and predictable, thereby allowing the Company to plan for such low revenue months. Over the past two fiscal years, Dr. Horowitz, the Chief Executive Officer of the Company has advanced funds to the Company when needed so that it could meet its day to day cash obligations, although there can be no assurance he will continue to do so in the future. See "Item 12. Certain Relationships and Related Transactions." Finally, many creditors have typically allowed the Company to forbear during these slow months, although there can be no assurance they will continue to do so in the future.

Employees.

     At November 30, 1996 the Company had 110 full time employees, including two executive officers, five managers, 80 service technicians, 15 clerical and administrative employees and eight sales persons, none of whom are subject to a collective bargaining agreement.

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

     The Company also maintains service centers in Norwood, Massachusetts; Albany, New York; Des Plains, Illinois; Harrisburg, Pennsylvania; Austin, Texas; and Jacksonville and Sarasota, Florida. The Company utilizes these service centers to service regional accounts including repairing machines and storing supplies and parts. The Norwood, Massachusetts service center is leased for a monthly rent of $1,300. The Albany, New York service center is leased for a monthly rent of $1,218. The Des Plains, Illinois service center is leased for a monthly rent of $890. The Harrisburg, Pennsylvania service center is leased for a monthly rent of $1,417. The Austin, Texas service center is leased for a monthly rent of $875. The Jacksonville and Sarasota, Florida service centers are leased for an aggregate monthly rent of $1,278.

     All space currently utilized by the Company is dedicated to administrative, marketing, data processing, equipment assembly storage, service and maintenance and clerical functions. The Company believes that its facilities are adequate for its present operations. Additionally, the Company believes its facilities are adequately covered by insurance.

     The Company's copiers and fax machines are on site locations throughout New York, Massachusetts, Pennsylvania, Illinois, Connecticut, Florida, Vermont, New Hampshire, Wisconsin, North Carolina, South Carolina, Texas and Georgia.

ITEM 3. Legal Proceedings

     The Company is not a party to any material legal proceedings, except as follows:

     On October 26, 1995, the Company instituted an action in Supreme Court, State of New York, Nassau County, entitled IMSG Systems, Inc. v. Kevin T. Gallagher and LGG Corp. d/b/a Boston Copico. The Company brought the action to enforce a restrictive covenant against Kevin Gallagher, a former employee of the Company. LGG Corp. counterclaimed for $1,750,000 based upon an alleged unfair or trade practice in seeking to prevent it from hiring Mr. Gallagher. The Court denied the Company's motion for a permanent injunction.

     On October 30, 1995, an action was brought against the Company in Supreme Court, State of New York, New York County, entitled Diversified Investors Corp.
v. DiversiFax, Inc. and

Judd Rothman. The suit was brought seeking payment owed to plaintiff pursuant to prior non-interest bearing loans totalling $228,670 (which amount is accrued at November 30, 1996), made to the Company by various creditors, all of whom have assigned their rights under the loans to Diversified Investors Corp. The Company has acknowledged the amount due, but has not paid because the plaintiffs have not indicated how the amount was to be allocated (due to a dispute between the plaintiffs). Based upon the agreement describing the debt, the Company believes that the amount is payable in Common Stock of the Company. The plaintiff is seeking cash in lieu of stock. The Company and the plaintiff have each appealed the denial of their respective motions for Summary Judgment.

     On December 16, 1996, an action was brought against the Company in the United States District Court for the District of New Jersey, entitled Gary Stark
v. DiversiFax, Inc. and Irwin A. Horowitz. The plaintiff brought suit against the Company and Dr. Horowitz claiming that the Company owed and has refused to pay plaintiff certain amounts due under an alleged oral agreement made with the plaintiff, to assist the Company in becoming the exclusive distributor for ScreenScan Systems, Inc. ScreenScan Systems, Inc is the developer and manufacturer of a device that scans and prints microfilm images to a laser printer without the aid of a computer. The plaintiff is seeking unspecified compensatory and punitive damages, including cost, attorneys fees and interest.

     The Company believes that the outcome of the above actions will not have a material adverse effect on the Company's financial condition.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

          None

                                    PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

     The Common Stock is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ), Small Cap Market, under the symbol "DFAX," and all corresponding prices represent high and low bid prices for the Common Stock on NASDAQ for the periods indicated.

                                                        Price Range
                                                        -----------
                                                 High                  Low
                                                 ----                  ---

Year Ended November 30, 1996

1st Quarter                                     9 3/16                  7

2nd Quarter                                     8 1/16                4 5/8

3rd Quarter                                     5 7/8                2 15/16

4th Quarter                                    4 11/16                1 3/4

Year Ended November 30, 1995

1st Quarter                                     3 5/16               2 11/16

2nd Quarter                                     2 1/2                 13/16

3rd Quarter                                     4 3/4                 13/16

4th Quarter                                     12 7/8                3 7/8

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of March 10, 1997, there were approximately 148 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

     The Company has never paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefor. The Company intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

ITEM 6. Managements Discussion And Analysis Of Financial Condition And Results of Operations

The fiscal year ended November 30, 1996 compared to the fiscal year ended November 30, 1995.

     Sales declined approximately $599,000 or 10.5% for the fiscal year ended November 30, 1996 compared to fiscal 1995. Sales are derived primarily from the Company's coin-operated Copier operations. This decline was the result of the loss of certain of the Company's customers and the elimination of non-profitable accounts, offset in part by the additions of a university and a major library system to the Company's customer base in March and July of 1995, respectively. There are two primary reasons for the loss of customers by the Company. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. Recently, the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal, the Company may be out bid by its competitors. Secondly, during fiscal 1996, the Company commenced a critical review of its customer base and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable based on the revenue generated by the customer. In March 1996, the Company was not successful in its bid for the renewal of its contract with a library system in the City of New York, which provided approximately 12.3% of the Company's sales for the fiscal year ended November 30, 1995. The Company continued to collect revenue from this library system through July 1996, when all the Company's copiers were removed. Additionally, in April 1996, the Company's bid for a large University in the Southeast was accepted. Revenue derived from the Company's Smart Switch continue to be minimal.

     Cost of sales represented 82.2% of sales for the fiscal year 1996 compared to 78.3% of sales for the fiscal year 1995. The increase is primarily attributed to an increase in the cost of toner and other supplies, and additional technical support needed for new equipment purchased. In addition, the Company continued its program to refurbish its copiers and reader printers which commenced in the second half of fiscal 1995. Management believes that for certain segments of its customer base refurbishment represents a less costly alternative to the purchase of new equipment. In addition, as a result of the agreement with ScreenScan, the reader printers needed refurbishment to enable their use with the ScreenScan interface scanners. The Company is continually monitoring its purchasing with a view toward obtaining more competitive pricing and wherever possible using "generic brands" of supplied instead of "name brands." In addition, the Company's current commission structure as a percentage of revenue is higher than previous years as a result of increased competition and the loss of a major library system, which received a flat rate commission irrespective of the amount of revenue generated. Management is in the process of renegotiating the commission rate with many of its larger customers.

     As a result of the unfavorable determination with the State of Connecticut, the Company continues to provide a provision, included in cost of sales, for any other sales tax assessments by any other states that may arise. For the fiscal year ended November 30, 1996, the Company accrued an additional $200,000.

     Depreciation and amortization increased approximately $496,000 for the year ended November 30, 1996 compared to the year ended November 30, 1995 as a result of depreciation on recently acquired, copiers and accessories, depreciation of the Company's Smart Switch software and the write off of certain intangible assets obtained in connection with a prior acquisition.

     Selling, general and administrative expenses decreased to approximately $1,942,000 or 38.1% of sales for the year ended November 30, 1996 from approximately $2,396,000 or 42.1% of sales for the year ended November 30, 1995. This decrease is primarily attributable to a reduction in the Chief Executive Officer's salary of approximately $125,000, a reduction in professional and consulting fees and the fruition of previously established cost cutting measures.

     Interest expense decreased approximately $124,000 for the year ended November 30, 1996 compared to the year ended November 30, 1995 as a result of the Company's paying off all outstanding bank indebtedness in December 1995.

     During the year ended November 30, 1995, the Company determined to write-off the unamortized portion of the fair market value of common shares issued, in the amount of approximately $1,615,000, to an individual for services that were to be performed over a seven year period, due to the individual's failure to perform his obligations pursuant to the agreement.

     As a result of the continued operating losses, the Company further evaluated the realizability of the deferred tax asset and determined an increase in the calculation allowance in the amount of $630,000 was required, resulting in a net deferred tax asset of $210,000 which is equal to the existing deferred tax liabilities at November 30, 1996.

     The above factors resulted in a net loss of approximately $2,171,000 for the year ended November 30, 1996 compared to a net loss of approximately $3,219,000 for the year ended November 30, 1995.

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

     Selling, general and administrative expenses increased from approximately $2,104,000 or 34.9% of sales in fiscal 1994 to approximately $2,396,000 or 42.1% of sales in fiscal 1995. This increase is primarily attributable to the amortization of common stock issuances for consulting services (approximately $302,000), and the marketing, promotion and development of the Smart SwitchTM operation (approximately $317,000), offset by a reduction in administrative salaries and professional fees.

     Interest expense increased approximately $93,000 in fiscal 1995 compared to fiscal 1994 primarily as a result of increased borrowings for the purchase of photocopy machines and accessories, and the fact that the Company's credit facilities were outstanding for the entire 1995 fiscal year and only part of fiscal 1994.

     During fiscal 1995 the Company determined to write-off the unamortized portion of the fair market value of shares of Common Stock issued, in the amount of approximately $1,615,000, to an individual for services that were to be performed over a seven-year period, due to the individual's failure to continue to perform his obligations pursuant to the agreement. The Company determined not to pursue a cause of action against such individual as it did not believe such person would have the funds to pay a judgment, if obtained.

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

Liquidity and Capital Resources

     At November 30, 1996, the Company had cash and a working capital (deficiency) of $198,000 and ($614,728), respectively, as compared to $1,001,000 and ($1,254,000), respectively, at November 30, 1995.

     The Company's primary need for funds is to finance working capital, capital expenditures and the further development of the Company's Smart Switch business, its newly acquired ScreenScan dealership, the acquisition of new businesses and the further growth of recent aquisitions to boarder and diversify its revenue source making it less seasonal.

     Net cash used in operating activities of approximately $1,648,000 during the fiscal year ended November 30, 1996, resulted from the net loss of approximately $2,171,000 offset by non-cash items including depreciation and amortization ($1,021,000), unearned compensation ($74,000) and a net decrease in the deferred tax benefit ($130,000). In addition, net cash used in operating activities included an increase in inventory of approximately $176,000 and the pay down of accounts payable and accrued expenses of $471,000.

     Net cash used in investing activities in the amount of approximately $905,000 during the fiscal year ended November 30, 1996, resulted from the acquisition of copiers and accessories ($725,000) and assets acquired through acquisitions ($180,000).

     Cash provided by financing activities amounted to approximately $1,750,000 during the fiscal year ended November 30, 1996 primarily as a result of the proceeds from the exercise of common stock warrants $1,548,000, stockholder's loans of $887,000 and proceeds from an affiliate's loan of $300,000, offset by the repayment of bank loans and capital lease obligations $957,000. The proceeds from stockholder's loans represent loans from Dr. Irwin A. Horowitz, the Chairman of the Board, Chief Executive Officer and President of the Company. For the fiscal year ended November 30, 1996, Dr. Horowitz loaned a net aggregate amount of approximately $887,000. On December 17, 1996, the Company and Dr. Horowitz agreed that all of such loans, which are not interest bearing, would not be payable until December 2, 1997, and, in consideration therefore, the Company granted to Dr. Horowitz options to purchase 750,000 shares of Common Stock.

     The above resulted in a net decrease in cash of approximately $803,000 for the year ended November 30, 1996.

     Management believes the expected cash flow from operations, the expected growth of the newly acquired companies, its ScreenScan dealership, and the willingness and ability of the Company's Chief Executive Officer and affiliates to fund any operating deficit will allow the Company to continue operations over the next 12 months.

ITEM 7. Financial Statements

          The response to this item is submitted as a separate section to this report on pages F-1 through F-23.

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     Set forth below are the names, ages, positions and business experience of the executive officers and directors of the Company and an indication, if applicable, of since when each has served as a member of the Board of Directors of the Company.

Name                            Age       Position
----                            ---       --------

Dr. Irwin A. Horowitz            60       Chairman of the Board,
                                          Chief Executive Officer and President

Mario J. DiNatale                41       Director

Eugene Bilotti                   47       Director

Kenneth Ross Wolfe               51       Secretary and Director

     A more detailed biographical description of each nominee is as follows:

     Irwin A. Horowitz has been the Chairman of the Board, Chief Executive Officer and President of the Company since November 1, 1993. From July through October 1993, he served as Chief Operating Officer of the Company. For more than the past five years, Dr. Horowitz has been Chairman of the Board and President of IMSG Systems, Inc. and certain affiliated companies ("IMSG and Affiliates"), which were acquired by the Company effective November 1, 1993. Dr. Horowitz is a director of The Langer Biomechanics Group, Inc., a public company which is primarily engaged in the business of manufacturing and selling orthotic products.

     Mario J. DiNatale is the President and Chief Operating Officer of the Company's subsidiary DiversiFax Information Services, Inc. since April 1995 and a director of the Company since November 1995. Mr. DiNatale founded Faxit Corporation ("Faxit") in 1987 and has been its President and Chief Executive Officer from inception. He became an employee of the Company upon the completion of the purchase by the Company of the Smart Switch from Faxit in April 1995. Prior thereto, he had over fifteen years of marketing and management experience with leading manufacturers of office automation equipment, such as Ricoh and Toshiba.

     Eugene Bilotti has been a director of the Company since November 1, 1993. Since January 1986, Mr. Bilotti has been the Chief Executive Officer and Director of Marketing of Pegasus

Asset Management, New York, New York, a registered investment advisor. From 1971 to 1986, he was a Vice President of Fiduciary Trust Company International in New York.

     Kenneth Ross Wolfe has been a director of the Company since November 1, 1993 and was Secretary of the Company from November 1994 to January 1996, and has served as Secretary of the Company from May 1996 to present. Mr. Wolfe is an attorney who has maintained a private law practice since 1976. From 1969 to 1976, he was a prosecuting attorney in New York, including two years as a Special Assistant Attorney General in the Office of The Special State Prosecutor, investigating corruption in the criminal justice system. Mr. Wolfe received his JD degree from Brooklyn Law School in 1969, where he served as a member of the law review. He is admitted to practice in New York, as well as various Federal Courts, including the United States Supreme Court.

     No family relationship exists between any director or executive officer and any other director or executive officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission (the "SEC"). Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during fiscal year ended November 30, 1995 all filing requirements applicable to Reporting Persons were complied with, except that Irwin A. Horowitz failed to timely file a Form 4 with respect to the grant of warrants to purchase shares of Common Stock.

ITEM 10. Executive Compensation

Executive Compensation

Summary Compensation Table

     The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended November 30, 1996, 1995 and 1994. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal year ended November 30, 1996. For the purposes of this table, warrants are deemed to be equivalent to stock options.

                                          Annual Compensation            Long Term Compensation
Name and Principal               --------------------------------------  Securities Underlying
Position                 Year    Salary ($)    Bonus ($)   Other ($)(1)  Options (#)
------------------       ----    ----------   ----------   ------------  ----------------------
Dr. Irwin A. Horowitz    1996    126,142       --          67,200        1,277,520
Chairman of the Board
of Directors and Chief   1995    201,923       --          65,155        --
Executive Officer
                         1994    250,000       --          64,200        --

Mario J. DiNatale        1996     90,000       35,000      --            --
President, DiversiFax
Information Services,    1995     72,000       35,000      --            100,000
Inc.
                         1994     --           --          --            --

(1) Represents the fair market value of benefits and perquisites afforded by the Company to Dr. Horowitz.

Option Grants in fiscal 1996
(Individual Grants)

    The following table sets forth certain information for each of the named executive officers with respect to grants of options (for the purposes of this table, warrants are deemed to be equivalent to stock options) to purchase Common Stock of the Company made during the fiscal year ended November 30, 1996.

                                                                         Potential
                                                                        Realizable
                                                                     Value at Assumed
                                                                      Annual Rates of
                    No. of     % of Total                               Stock Price
                  Securities    Options                              Appreciation for
                  Underlying   Granted to  Exercise                   Option Term(1)
                    Options    Employees    Price     Expiration    ------------------
Name              Granted (#)   in Year     ($/Sh)       Date        5%          10%
----              -----------  ----------  --------   ----------  --------   ----------
Irwin A. Horowitz   427,520      32.7%     2.375(2)    8/16/01    $280,525     $619,887
                      --         65.0%     2.375(2)    10/29/01   $557,743   $1,557,589

Mario J. DiNatale     --           --         --          --         --          --

(1) In accordance with the rules of the Commission, shown are the gains or "option spreads" that would exist for the respective options granted. These gains are based on the assumed rates of annually compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed annually compounded rates of stock price appreciation are mandated by the rules of the Commission and do not represent the Company's estimates or projection of future Common Stock prices.

(2) The exercise price of these options or warrants was lowered from $3.25 to $2.375 on December 17, 1996, in consideration of Dr. Horowitz's loans to the Company. See "Item 12. Certain Relationships and Related Transactions."

Aggregated Option Exercises During Fiscal 1996 and Year End Option Values

     The following table provides information related to options exercised by each of the named executive officers during 1996 and the number and value of options held at November 30, 1996. The Company does not have any outstanding stock appreciation rights (for the purposes of this table, warrants are deemed to be equivalent to stock options).

                                                                   Value of Unexercised In-
                                          Number of Unexercised    the-Money Options at Year
                    Shares      Value     Options at Year End(#)           End ($)
                  Acquired on Realized   ------------------------- -------------------------
Name              Exercise(#)    ($)     Exercisable Unexercisable Exercisable Unexercisable
----              ----------- --------   ----------- ------------- ----------- -------------
Irwin A. Horowitz     --         --       677,520      600,000         0            0

Mario J. DiNatale     --         --       40,000       60,000          0            0

Employment Agreement

     Dr. Horowitz divides his business time primarily between New York (the location of the Company's principal office and significant customers) and Florida (where the Company also has significant business). On October 29, 1996, the Company entered into a renewable one year Employment Agreement with Dr. Horowitz, pursuant to which the Company agreed to pay Dr. Horowitz a salary of $125,000, together with an annual incentive bonus equal to a percentage of the Company's pre-tax profits. Such incentive bonus ranges from 6% to 18% of the Company's pre-tax profits, based on the level of such pre-tax profits. In addition, upon execution of the agreement, Dr. Horowitz received options to purchase 750,000 shares of Common Stock, which options vest as to 150,000 shares on the date of grant and upon each of the next four anniversary dates thereof. The Company further agreed to grant Dr. Horowitz options to purchase an additional 100,000 shares of Common Stock, in consideration of Dr. Horowitz' prior guaranty of the Company's payments under a certain bank loan agreement. See "Item 12. Certain Relationships and Related Transactions." The Company pays or reimburses Dr. Horowitz for the travel expense between New York and Florida, the rental of an apartment in New York and the rental of cars in both locations. During fiscal 1996, 1995 and 1994, these expenses aggregated $67,200, $65,155 and $64,200, respectively.

Directors' Remuneration

     The directors of the Company are not currently compensated, nor were they during the last fiscal year, for their services as such, except that in September 1995, the Company adopted the Directors' Plan, pursuant to which all current non-employee directors and non-employees who became directors of the Company received an option to purchase 100,000 shares of the Common Stock at the market value thereof at the time of grant. Said options vest at the rate of 20,000 per year (the first 20,000 vested upon grant) and terminate 90 days after the director ceases to serve as a director. Pursuant to the Directors' Plan, in September 1995, options to purchase 100,000 shares of Common Stock at an exercise price of $4.125 were granted to each of Messrs.

Bilotti and Wolfe. In October 1996, the Company amended the Directors' Plan so that no further options could be granted thereunder. Pursuant to the Stock Option Plan, which allows the Company to grant options to directors of the Company, in December 1996 Messrs. Bilotti and Wolfe each received additional options to purchase 100,000 shares of Common Stock at an exercise price of $2.375 per share. In connection with such grant, Messrs. Bilotti and Wolfe each agreed to cancel the unvested portion (for 60,000 shares) of their original options.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

     The following table sets forth, based upon information obtained from the persons named below, certain information regarding beneficial ownership of the Common Stock as of March 10, 1997 by (i) each stockholder known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each person named in the Summary Compensation Table above and (iv) all of the Company's current officers and directors as a group.

                     BENEFICIAL OWNERSHIP OF COMMON STOCK

Name and Address of               Number of Shares
Beneficial Holder               Beneficially Owned(1)      Percentage of Class
-----------------               ---------------------      -------------------

Dr. Irwin A. Horowitz                   7,737,520(2)              49.7%
111 Ocean Place
Sarasota, Florida  24242

Mario J. DiNatale                      226,000(3)(4)              1.6%
Atrium Executive Center
3000 Atrium Way -- Suite 200
Mt. Laurel, New Jersey  08054

Eugene Bilotti                         104,000(4)(5)                *
111 Broadway
New York, New York  10006

Kenneth Ross Wolfe                         80,000(4)                *
1325 Franklin Avenue
Garden City, New York  11530

All officers and directors as a         8,147,520(6)              51.2%
group (4 persons)

*   less than 1%.

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2) Includes 1,000,000 shares of Common Stock underlying options exercisable within 60 days and 427,520 shares underlying warrants exercisable within 60 days.

(3) Includes 100,000 shares of Common Stock underlying warrants exercisable within 60 days.

(4) Includes 80,000 shares of Common Stock underlying options exercisable within 60 days.

(5) Includes 14,000 shares of Common Stock owned by his spouse, for which he disclaims beneficial ownership.

(6) Includes an aggregate of 1,240,000 shares underlying options exercisable within 60 days and an aggregate of 527,520 shares underlying warrants exercisable within 60 days.

ITEM 12. Certain Relationships and Related Transactions

     Mr. Kenneth Ross Wolfe, a director of the Company, provides legal services to the Company. Mr. Wolfe has received approximately $33,000 in legal fees in fiscal year 1996 and $69,000 in fiscal year 1995.

     From June 1994 to November 1995, Dr. Irwin A. Horowitz, the Chairman of the Board, Chief Executive Officer and President of the Company, guaranteed the Company's payments under certain bank loan agreements. Such loans were in the aggregate principal amount of $1,185,000, and as of December 1995, were paid in full, at which time the total balance was $1,007,459. In consideration for such guaranty, in October 1996, Dr. Horowitz received options to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share.

     During the fiscal year ended November 30, 1996, Dr. Horowitz loaned the Company funds on a number of occurrences, to cover its working capital needs and to finance acquisitions, in the net aggregate principal amount of approximately $887,000.

     In consideration thereof, and for Dr. Horowitz's agreement that such loans would not bear interest, on August 16, 1996, the Company delivered to Dr. Horowitz a promissory note in the amount of $668,000 (the principal balance on that date), payable on demand after June 1, 1997 and five year warrants to purchase 427,520 shares of Common Stock at an exercise price of $3.125 per share. On December 17, 1996, Dr. Horowitz agreed to extend to December 2, 1997 the due date of the loans made on or before August 16, 1996, as well as all subsequent loans, in the net aggregate principal amount of approximately $887,000. In consideration thereof, and for Dr. Horowitz's agreement that such loans would be interest-free, the Company agreed that the per share exercise price of the warrants granted to him in August 1996 as well as of options to purchase 750,000 shares of Common Stock granted to him in October 1996 pursuant to his Employment Agreement with the Company, would be reduced to $2.375 per share, the then current fair market value of the Common Stock. In addition, the Company granted to Dr. Horowitz additional incentive and non-incentive options, to purchase an aggregate of 750,000 shares of Common Stock, of which the incentive options (for 38,270 shares) are exercisable at $2.613 per share and the non-incentive options (for 711,730 shares) are exercisable at $2.375 per share.

ITEM 13. Exhibits, List and Report on Form 8-K

     (a) Exhibits. The Exhibits are filed as part of, or incorporated by reference into this report.

                                                      Sequentially Numbered Page
Exhibit #       Document                                     Where Located
---------       --------                              --------------------------

2.  (a)         Plan of reorganization and Agreement              --
                of Merger by and among the
                Company, Diversified Acquisition
                Corp. 1 and IMSG Systems, Inc.*

     (b)        Plan of Reorganization and Agreement              --
                of Merger by and among the
                Company, Diversified Acquisition
                Corp. 2 and National Copy Corp.*

     (c)        Plan of Reorganization and Agreement              --
                of Merger by and among the
                Company, Diversified Acquisition
                Corp. 3 and Advanced Business
                Systems, Inc.*

     (d)        Plan of Reorganization and Agreement              --
                of Merger by and among the
                Company, Diversified Acquisition
                Corp. 4 and Capital Copy, Inc.*

3.  (a)         Restated Certificate of Incorporation*            --

    (b)         Amendment to Restated Certificate of              --
                Incorporation*

    (c)         By-laws*                                          --

10. (a)         Payment Deferral Agreement, dated                 --
                November 13, 1992 by Diversified
                Investors Corporation*

     (b)        Loan Deferral Agreement, dated                    --
                November 13, 1992 by Howard
                Kesslin*

     (c)        Loan Deferral Agreement, dated                    --
                November 13, 1992 by Diversified
                Investors Corporation*

     (d)        Loan Deferral Agreement, dated                    --
                November 13, 1992 by Diversified
                Distributing & Marketing, Corp.*

     (e)        Agreement of Acquisition by and                   --
                Among DiversiFax, Inc., a Delaware
                Corporation, Faxit Corporation, a
                Delaware Corporation, Faxit
                Corporation, a New Jersey
                Corporation, Mario DiNatale, and
                DiversiFax Acquisition Corp., a New
                York corporation*

     (f)        Letter Agreement, dated December                  33
                18, 1996, between DiversiFax, Inc.
                and Irwin A. Horowitz regarding
                loans made to the Company

     (g)        Letter, dated August 16, 1996, from               34
                DiversiFax, Inc. to Irwin A. Horowitz
                regarding funding of operating
                deficiencies of the Company

     (h)        Employment Agreement between                      35
                DiversiFax, Inc. and Dr. Irwin A.
                Horowitz dated October 29, 1996

     (i)        Stock Purchase Agreement with                     --
                Copier Machine Professionals, Inc.,
                dated November 1, 1996*

     (j)        Letter Agreement dated November 21,               45
                1996 between DiversiFax Information
                Service, Inc. and Danka Business
                Systems, plc

     (k)        Agreement dated as of October 1,                  46
                1996 between Screen Scan Systems,
                Inc. and DiversiFax, Inc.

21.             Subsidiaries of the Company*                      --

23.             Independent Auditor's Consent                     58

The Company filed a Form 8-K with the Securities and Exchange Commission on November 26, 1996, relating to the Company's proposed acquisition of Copier Machine Professionals, Inc.

----------
*Incorporated by reference.

                        DIVERSIFAX, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                   YEARS ENDED
                           NOVEMBER 30, 1996 AND 1995

================================================================================

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                                                        CONTENTS
================================================================================


Report of Independent Certified Public Accountants..........................F-2

Consolidated Balance Sheet..................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Equity.............................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
DiversiFax, Inc.
Valley Stream, New York

We have audited the consolidated balance sheet of DiversiFax, Inc. and Subsidiaries as of November 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DiversiFax, Inc. and Subsidiaries as of November 30, 1996 and the consolidated results of their operations and their cash flows for the years ended November 30, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,170,867 for the year ended November 30, 1996 and has incurred substantial net losses for each of the past three years. At November 30, 1996, current liabilities exceed current assets by $614,728. These factors, and others discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                              HOBERMAN, MILLER, GOLDSTEIN & LESSER, P.C.



New York, New York
March 7, 1997

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

NOVEMBER 30, 1996
--------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash (Notes 14 and 16)                                           $   198,069
   Accounts receivable                                                  108,057
   Inventories                                                          432,696
   Prepaid expenses and other                                           114,801
--------------------------------------------------------------------------------
            Total Current Assets                                        853,623

Equipment and vehicles, less accumulated depreciation (Note 3)        3,723,424
Intangible assets (net of accumulated amortization
 of $9,000) (Notes 2 and 12)                                             81,000
Deferred tax benefit                                                    210,000
Other assets                                                             48,000
--------------------------------------------------------------------------------
            Total Assets                                            $ 4,916,047
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                            $   939,681
   Due to affiliates (Note 6)                                           528,670
--------------------------------------------------------------------------------
            Total Current Liabilities                                 1,468,351
--------------------------------------------------------------------------------
Loans payable, officer/stockholder (Note 5)                           1,034,013
Due to affiliates (Note 6)                                              130,800
--------------------------------------------------------------------------------
                                                                      1,164,813
--------------------------------------------------------------------------------
            Total Liabilities                                         2,633,164
--------------------------------------------------------------------------------
Commitments and Contingencies (Notes 6 and 14) Stockholders' Equity (Notes 2, 7, 8, 9 and 11)
   Convertible preferred stock, Series A, $.001 par value,
    authorized 1,000,000 shares
   Convertible preferred stock, Series B, $.001 par value,
    authorized 2,900 shares
   Convertible preferred stock, Series C, $.001 par value,
    authorized 10,000 shares
   Common stock, $.001 par value, authorized 25,000,000
    shares, issued 14,045,093 shares                                     14,045
   Additional paid in capital                                         9,717,619
   Deficit                                                           (6,971,781)
--------------------------------------------------------------------------------
                                                                      2,759,883
Less: Treasury stock, at cost                                          (229,500)
      Subscription receivable                                          (247,500)
--------------------------------------------------------------------------------
      Total Stockholders' Equity                                      2,282,883
--------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                    $ 4,916,047
================================================================================

See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

FOR THE YEARS ENDED NOVEMBER 30,                       1996             1995
--------------------------------------------------------------------------------

Sales                                               $5,091,917       $5,690,982
--------------------------------------------------------------------------------

Cost and Expenses

   Cost of sales, exclusive of depreciation          4,186,631        4,457,209

   Depreciation and amortization                     1,003,245          507,361

   Selling, general and administrative               1,942,240        2,395,963

   Write-off of consulting agreement                                  1,614,973

   Interest expense (income)                            (7,309)         124,438
--------------------------------------------------------------------------------
                                                     7,124,807        9,099,944
--------------------------------------------------------------------------------

            Loss Before Income Taxes                (2,032,890)      (3,408,962)

            Income Taxes (Benefit) (Note 10)           137,977         (190,000)
--------------------------------------------------------------------------------

            Net Loss                               ($2,170,867)     ($3,218,962)
================================================================================

Weighted average common shares outstanding (Note 2) 14,011,980       10,752,349

Loss per share of common stock                           ($.15)           ($.30)
================================================================================

See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

YEARS ENDED NOVEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

                                                        Additional
                                               ------------------------------
                                                      Preferred Stock            Common      Paid In                     Unearned
                                               Series A   Series B   Series C     Stock      Capital       Deficit     Compensation
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 1, 1994                        662                             $ 3,508    $3,384,224   ($1,581,952)   ($447,787)
Sale of common stock                                                                  36        40,464
Issuance of common stock for services                                                505     1,477,081                   (310,400)
Purchase of treasury stock
Issuance of preferred stock in connection
 with the acquisition of Smart Switch                        $1                                400,000
Issuance of preferred stock for services                                                        65,625                    (65,625)
Issuance of preferred stock in connection
 with the satisfaction of indebtedness                                  $1                     229,500
Sales of preferred stock                                      1                              1,105,641
Exercise of common stock warrants                                                    521     1,503,586
Amortization of unearned compensation
 and write-off of consulting agreement                                                                                    749,665
Conversion of preferred stock
 to common stock                                (662)        (2)        (1)        8,780       (8,115)
Net loss for the year                                                                                     (3,218,962)
------------------------------------------------------------------------------------------------------------------------------------
    Balance, November 30, 1995                                                    13,350     8,198,006    (4,800,914)     (74,147)

Exercise of common stock warrants                                                    688     1,547,616
Sale of common stock                                                                   7        12,497
Capital contribution                                                                             7,500
Cost incurred in connection with
 registration of common stock                                                                  (48,000)
Amortization of unearned compensation                                                                                      74,147
Net loss for the year                                                                                     (2,170,867)
------------------------------------------------------------------------------------------------------------------------------------

    Balance, November 30, 1996                                                   $14,045    $9,717,619   ($6,971,781)
====================================================================================================================================
                                                                               Total
                                                Treasury    Subscription   Stockholders'
                                                  Stock      Receivable       Equity
----------------------------------------------------------------------------------------
Balance, December 1, 1994                                                  $1,358,655
Sale of common stock                                                           40,500
Issuance of common stock for services                                       1,167,186
Purchase of treasury stock                     ($229,500)                    (229,500)
Issuance of preferred stock in connection
 with the acquisition of Smart Switch                                         400,001
Issuance of preferred stock for services
Issuance of preferred stock in connection
 with the satisfaction of indebtedness                                        229,501
Sales of preferred stock                                     ($247,500)       858,142
Exercise of common stock warrants                            1,504,107
Amortization of unearned compensation
 and write-off of consulting agreement                                        749,665
Conversion of preferred stock
 to common stock
Net loss for the year                                                      (3,218,962)
----------------------------------------------------------------------------------------
    Balance, November 30, 1995                  (229,500)     (247,500)     2,859,295

Exercise of common stock warrants                                           1,548,304
Sale of common stock                                                           12,504
Capital contribution                                                            7,500
Cost incurred in connection with
 registration of common stock                                                 (48,000)
Amortization of unearned compensation                                          74,147
Net loss for the year                                                      (2,170,867)
----------------------------------------------------------------------------------------

    Balance, November 30, 1996                ($229,500)    ($247,500)    $2,282,883
========================================================================================

See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


FOR THE YEARS ENDED NOVEMBER 30,                                         1996             1995
---------------------------------------------------------------------------------------------------
Operating Activities
   Net loss                                                          ($2,170,867)      ($3,218,962)
   Adjustments to reconcile net loss to
    net cash used in operating activities
    Depreciation and amortization                                      1,021,245           507,361
    Write-off of consulting agreement                                                    1,614,973
    Amortization of unearned compensation                                 74,147           301,878
    Deferred tax debit                                                   130,000          (190,000)
   Changes in operating assets and liabilities
    Accounts receivable                                                  (54,145)          (17,774)
    Inventories                                                         (176,299)          (39,303)
    Prepaid expenses and other                                           (11,472)          (11,241)
    Accounts payable and accrued expenses                               (471,078)          356,942
    Other assets                                                          10,327            11,096
    Due to affiliates                                                                     (224,000)
---------------------------------------------------------------------------------------------------
            Net Cash Used in Operating Activities                     (1,648,142)         (909,030)
---------------------------------------------------------------------------------------------------
Investing Activities
   Purchases of equipment and vehicles                                  (725,132)         (238,842)
   Assets acquired through acquisitions                                 (180,000)
---------------------------------------------------------------------------------------------------
            Net Cash Used in Investing Activities                       (905,132)         (238,842)
---------------------------------------------------------------------------------------------------
Financing Activities
   Proceeds from exercise of common stock warrants                     1,548,304         1,504,107
   Repayment of long term debt and conversion to
    capital lease obligations                                           (146,238)         (281,372)
   Sale of convertible preferred stock, Series C                                             2,500
   Sale of convertible preferred stock, Series B                                           855,644
   Sale of common stock                                                   12,500            40,500
   Proceeds from loan payable, affiliate                                                   229,500
   Purchase of treasury stock                                                             (229,500)
   Proceeds from stockholder's loans payable                             886,785            75,479
   Repayment of capital lease obligations                               (810,880)         (213,796)
   Proceeds from affiliate loan                                          300,000
   Proceeds from capital contribution                                      7,500
   Cost incurred in connection with registration of common stock         (48,000)
---------------------------------------------------------------------------------------------------
            Net Cash Provided by Financing Activities                  1,749,971         1,983,062
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                         (803,303)          835,190
Cash, beginning of year                                                1,001,372           166,182
---------------------------------------------------------------------------------------------------
            Cash, End of year                                        $   198,069       $ 1,001,372
===================================================================================================
Supplemental Disclosures of Cash Flow Information Cash paid
 during the year for:
   Interest                                                                            $   130,902
   Income taxes                                                      $     7,977       $    11,875
===================================================================================================

See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   Description of Business and Summary of Significant Accounting Policies

     Description of
     Business Effective November 1, 1993, DiversiFax, Inc. (the "Company") acquired all of the outstanding common stock of IMSG Systems, Inc. ("IMSG") and its affiliated companies, National Copy Corp. ("National"), Capital Copy Corp. ("Capital") and Advanced Business Systems, Inc. ("Advanced") (IMSG, National, Capital and Advanced collectively "IMSG and Affiliates") in exchange for the issuance of 662,000 shares of Series A, convertible preferred stock. The preferred stock was automatically converted into an aggregate of 6,620,000 shares of common stock of the Company in November, 1995.

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

                        On April 27, 1995, the Company's wholly owned subsidiary, DiversiFax Information Services, Inc. ("DAC"), purchased from Faxit Corporation ("Faxit") the Smart Switch, a computerized switching device used in the public facsimile business (See Note 2).

                        On October 1, 1996, the Company entered into a supply and distribution agreement with ScreenScan Systems, Inc. ("ScreenScan"), pursuant to which the Company will act as the exclusive distributor of ScreenScan's 100c Centronics interface scanners in North and South America for a period of five years. (See Note 14). ScreenScan develops and manufactures devices capable of scanning microfilm images and printing the scanned images onto a printer without the aid of a computer.

     Going Concern      The accompanying financial statements have been
                        prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at November 30, 1996, current liabilities exceed current assets by $614,728.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. Description of Business and Summary of Significant Accounting Policies (Continued)

     Going Concern
     (Continued)        In view of these matters, continuation of the Company as
                        a going concern is dependent upon the ability of the Company to return its present operations to profitability, the future success of the Company's Smart
                        Switch and ScreenScan operations, the expected growth from its recent acquisitions and the willingness and ability of the Company's chief executive officer and others to fund any operating deficits.

                        Management believes that actions presently being taken to revise the Company's operations and the willingness and ability of the Company's chief executive officer to fund any operating deficits provide the opportunity for the Company to continue as a going concern.

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

     Equipment and
     Vehicles           Equipment and vehicles are recorded at cost.
                        Depreciation is generally recorded using the straight-line method over the estimated useful lives of the related assets as follows:

                         Photocopy machines and accessories       10 years
                         Office and computer equipment            5 years
                         Furniture and fixtures                   5-7 years
                         Vehicles                                 5 years

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. Description of Business and Summary of Significant Accounting Policies (Continued)

     Amortization       The cost of the trademark and covenant not to compete
                        acquired are being amortized by the straight-line method over the five year terms of the respective agreements.
                        Goodwill and the customer lists acquired are being amortized by the straight-line method over five years.
                        Management and the Board of Directors evaluate the intangible assets on a continuing basis at each balance sheet date. During 1996, management determined that the intangible assets were impaired. See Note 12, for details regarding the write down of such assets.

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

     Earnings Per
     Share Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For purposes of this computation, the convertible preferred stock, Series A, is deemed to have been converted and, accordingly, is included as outstanding for all periods presented. Common stock equivalents consisting of common shares which may be issued upon exercise of the outstanding stock warrants and options are not included in weighted average shares outstanding in years where losses are reported since their inclusion would be antidilutive.

     Revenue
     Recognition        Revenue from the Company's self-service coin
                        and card reader operated photocopy machines is principally recognized at the time payment is received.

                        Revenue from the Smart Switch is recognized at the time of facsimile transmission. Revenue from the Smart Switch was not material during the years ended November 30, 1996 and 1995.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. Description of Business and Summary of Significant Accounting Policies (Continued)

     Recently Issued
     Accounting
     Standards          In March 1995, the Financial Accounting Standards Board
                        ("FASB") issued SFAS No. 121, "Accounting for the
                        Impairment of Long-Lived Assets and for Long-Lived
                        Assets to be Disposed Of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

                        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to apply the accounting provisions of APB Opinion 25 in determining its net income. However, additional disclosures will be made to disclose the estimated value of compensation expense under the method established by SFAS No. 123.

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

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2.   Acquisitions (Continued)

     Smart Switch
     (Continued)        Pursuant to the acquisition agreement, the Company
                        issued 335 shares of its Series B, Convertible Preferred
                        Stock to Faxit in exchange for the Smart Switch, 15 shares of Series B, Convertible Preferred Stock to a subsidiary of Faxit and 50 shares to an investment banking firm as a finder's fee.

                        On November 6, 1995, the 400 shares of Series B, Convertible Preferred Stock issued in connection with the acquisition of the Smart Switch were automatically converted to 400,000 shares of common stock in connection with the approval of an increase in the number of authorized shares of common stock from 5,000,000 to 25,000,000.

     Other During the year ended November 30, 1996, the Company through its newly formed, wholly-owned subsidiary, J.A. Hunt Service, Inc., acquired three businesses engaged in the servicing of reproduction equipment and the providing of supplies, for the aggregate cost of $180,000. The acquisitions have been accounted for as purchases. The cost of the acquisitions have been allocated on the basis of the estimated fair value of the assets acquired.

                        In October, 1996, management determined to withdraw from one of the acquisitions as a result of misrepresentations made by the seller. The Company is presently pursuing legal remedies to recover the acquisition cost of $20,000.

                        Pro forma information reflecting results of operations as though these companies had been owned for all required periods has not been presented because the acquisitions did not meet the materiality parameters as required in accordance with Regulation S-B.

                        In November, 1996, J.A. Hunt entered into an agreement for the purchase of Business Machine Professionals, Inc. ("BMP"). BMP is in the business of selling and servicing copiers and other office equipment and providing supplies in connection therewith. The aggregate purchase price is $1,000,000, of which $100,000 was paid in cash and $900,000 is to be paid in shares of common stock of the Company. The number of shares is to be determined based on the closing bid price of the Company's common stock as listed on NASDAQ as of the close of trading on the day prior to the closing of the agreement. The closing is subject to a number of conditions and at the present time the Company is unable to determine whether or not the acquisition will be consummated.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3.   Equipment and
     Vehicles           Equipment and vehicles consist of the following:


                        Photocopy machines and accessories           $6,373,188
                        Furniture and fixtures and computer
                          equipment                                      99,738
                        Software                                        400,000
                        Vehicles                                        115,382
                        -------------------------------------------------------
                                                                      6,988,308
                        Less:  Accumulated depreciation               3,264,884
                        -------------------------------------------------------
                                                                     $3,723,424
                        =======================================================

4.   Loan Payable, Bank
     and Capital Lease
     Obligations        On December 19, 1995, the Company paid off its bank debt
                        in full and all of its capital lease obligations with the proceeds from the exercise of its common stock warrants (See Note 7).

5.   Loans Payable
     Officer/
     Stockholder        From time to time, Dr Irwin A. Horowitz, the Chairman of
                        the Board, Chief Executive Officer and President of the
                        Company, loans the Company funds to cover its working capital needs and to finance acquisitions. In consideration thereof, and for Dr. Horowitz's agreement that such loans would not bear interest, on August 16, 1996, the Company delivered to Dr. Horowitz a promissory note in the amount of $668,000 (the principal balance on that date), payable on demand after June 1, 1997, and five year warrants to purchase 427,520 shares of common stock at an exercise price of $3.125 per share. On
                        December 17, 1996, Dr. Horowitz agreed to extend to
                        December 2, 1997 the due date of the loans made on or before August 16, 1996, as well as all subsequent loans, in the aggregate principal amount of $1,034,013. In consideration thereof, and for Dr. Horowitz's agreement that such loans would be interest-free, the Company agreed that the per share exercise price of the warrants granted to him in August 1996, as well as of options to purchase 750,000 shares of common stock granted to him in October 1996 pursuant to his employment agreement with the Company, would be reduced to $2.375 per share, the then current fair market value of the common stock.
                        In addition, the Company granted to Dr. Horowitz additional incentive and non-incentive options, to purchase an aggregate of 750,000 shares of common stock, of which the incentive options (for 38,270 shares) are exercisable at $2.613 per share and the non-incentive options (for 711,730 shares) are exercisable at $2.375 per share.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

5.   Loans Payable
     Officer/
     Stockholder
     (Continued)        The loans payable, officer/shareholder, were $147,228 at
                        November 30, 1995 and the average loan balance during the year ended November 30, 1996 was approximately
                        $415,000 computed on a quarterly basis.

6.   Due To Affiliates  Due to affiliates consist of the following:

                        Due to former director                   $ 62,556  (a)
                        Due to Diversified Investors ("DIC")       39,316  (a)
                        Due to Diversified Distributing and
                          Marketing ("DD&M")                      126,798  (a)
                        Due to Key Consultants, Inc. ("Key")      130,800  (b)
                        Due to stockholder                        300,000  (c)
                        -------------------------------------------------------
                                                                  659,470
                        Less:  Current portion                    528,670
                        -------------------------------------------------------
                                                                 $130,800
                        =======================================================

                        (a) Due to affiliates include a non-interest bearing
                            loan from a former director of the Company and officer of DIC (the former parent of the Company) in the amount of $62,556, a non-interest bearing loan from DIC of $39,316, and non-interest bearing working capital advances from DD&M in the amount of $126,798 at November 30, 1996. DD&M obtained the funds which it lent to the Company through loans from its officers and directors, who were former directors of the Company. The Company and its affiliates had agreed to defer payment of all principal and interest on the amounts due the former director, DIC and DD&M for a period of two years after the closing of DiversiFax, Inc.'s public offering (November 25, 1992), after which two year period, payment of the principal and interest will only be made if immediately following repayment, the Company continues to meet all financial requirements for continued listing on NASDAQ.

                            The amounts due the former director, DIC and DD&M did not change during the years ended November 30, 1996 and 1995.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

6.   Due To Affiliates
     (Continued)            Pursuant to a termination agreement (the
                            "Termination Agreement") entered into in October, 1994, between the Company, the former director, DIC, DD&M and others, the former director, DIC and DD&M agreed to accept in full satisfaction of the respective amounts due them such number of shares of the common stock of the Company calculated by dividing the respective amounts due by the closing bid price of the common stock on October 14, 1995.

                            There is presently an action pending by DIC against the Company and a former director. The claim by DIC is for monies due them pursuant to the Termination Agreement. The Company acknowledges that it is indebted to DIC, DD&M and a former director for $228,500 worth of its common stock and has requested the parties to specify who the stock certificates should be made out to. There is a dispute between the parties over how the stock is to be split. DIC is seeking a cash payment in lieu of stock. The Company and DIC have each appealed the denial of their respective motions for summary judgement. Management believes that the outcome of this action will not have a material adverse effect on the Company's financial condition.

                        (b) Key is an entity whose sole stockholder was the
                            stockholder of IMSG and Affiliates. Prior to the acquisition, Key provided management services to IMSG and Affiliates. This amount represents the amount due in connection with the management services provided. Key has agreed not to require payment of the $130,800 until after December 1, 1997.

                            The amount due to Key was $130,800 at November 30, 1995.

                        (c) In November, 1996, a stockholder loaned the Company
                            an aggregate of $300,000 pursuant to a non-interest bearing promissory note due and payable within three months. In lieu of interest the Company granted the stockholder three year warrants to purchase 30,000 shares of common stock at an exercise price of $3.00 per share. Should the Company fail to repay the loan on or before the due date, the Company shall grant the stockholder three year warrants to purchase 10,000 shares of common stock at an exercise price of $3.00 per share each month for as long as the loan remains outstanding. The loan is guaranteed by Dr. Irwin A. Horowitz, the Chairman of the Board, Chief Executive Officer and President of the Company. As of March 7, 1996 the loan remained unpaid.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

7.   Stockholders'
     Equity In November 1992, the Company completed its initial public offering (1,000,000 units) which included 1,000,000 shares of common stock and 1,000,000 warrants to purchase an additional 500,000 shares of common stock. The warrants were exercisable until November, 1995 (subsequently extended through December, 1995), at an exercise price of $7.50 per share. The Company had the right to redeem the warrants at any time during the exercise period at a price of $.05 per warrant. Net proceeds from the offering were $4,127,848 after deducting underwriting commissions of $500,000, the underwriter's non- accountable expense allowance of $150,000 and direct offering costs of $222,152.

                        In addition, the Company had agreed to sell to the underwriter or its designees, for $100, four year unit purchase warrants to purchase from the Company an aggregate of 100,000 units at an exercise price of $6 per unit.

                        By their original terms, two warrants were exercisable to purchase one share of common stock for $7.50. As a result of the acquisition of IMSG and affiliates, the dilutive effect of the conversion of all 662,000 shares of preferred stock into 6,620,000 shares of common stock, and the issuance of other shares by the Company, the exercise price was adjusted to $2.25 per share (or $4.545 per 2.02 shares) and the number of shares purchasable upon the exercise of two warrants was increased to 2.02 shares.

                        On January 26, 1995, the Company borrowed approximately $229,500 from a company. An officer/shareholder of the company is a former director and officer and current shareholder of the Company. The loan was interest-free through February 26, 1995 at which time it became due and payable. Thereafter, the loan bore interest at the rate of 2% per month on the unpaid principal balance. In connection with the loan agreement, the company received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share. The Company used the proceeds of the loan to purchase 153,000 shares of its common stock at $1.50 per share.

                        In July 1995, effective May 31, 1995, the Company agreed to issue 350 shares of its Series C Convertible Voting Preferred Stock to the officer/shareholder of the company in full satisfaction of the $229,500. Each share of the Series C Preferred Stock was convertible into 1000 shares of common stock. The Series C Preferred Stock had a liquidation preference of $1,000 per share and was redeemable at the demand of the holder at a price of $1,000 per share if not converted into common stock of the Company within one year from the date of the agreement.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

7.   Stockholders'
     Equity
     (Continued)        In March, 1995, the Company issued to an individual and
                        a company, 80,000 and 100,000 shares of common stock, respectively, for consulting services to be rendered.
                        The individual is a current shareholder of the Company and the officer/shareholder of the company that provided the loan to the Company to purchase the treasury shares.

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

                        In August, 1995, the Company sold 125 shares of its convertible preferred stock, Series C, and two year warrants to purchase 375,000 shares of common stock at $2.00 per share and warrants to purchase 125,000 shares of common stock at $2.50 per share, for $2,500 in cash and six month promissory notes in the aggregate amount of $247,500.

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

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

7.   Stockholders'
     Equity
     (Continued)        In October, 1996, the Company commenced another private
                        placement offering of up to 1,000,000 units, each consisting of one share of common stock and one three year warrant to purchase one share of common stock. Each warrant is exercisable, subject to adjustment, at a price per share equal to $2.00 above the per unit purchase price. The purchase price of each unit is equal to the closing bid price of the common stock as reported by NASDAQ on the date of receipt by the Company of each respective subscription. As of November 30, 1996, 4,878 units were sold for a total purchase price of $12,500.

8.   Stock Options
     and Warrants       In September, 1995, the Board of Directors of the
                        Company approved a stock option plan ("the 1995 Plan") subject to stockholder approval to grant 500,000 shares of the Company's common stock to key employees upon exercise of options designated as "incentive stock options" under Section 422 of the Internal Revenue Code.
                        The 1995 Plan is administered by the Board of Directors.
                        Options granted pursuant to the 1995 Plan are non-transferable by the optionees during their lifetime, expire if not exercised within five years from the date of the grant and, under certain circumstances set forth in the 1995 Plan, may be exercised within three months following termination of employment, or up to one year after death or total disability. Incentive stock options are granted to key employees as determined by the Board of Directors at not less than the fair market value of the shares underlying the option on the date the option is granted. The amount of aggregate fair market value of common stock (determined at the time of the grant of the option) for which an employee may be granted incentive stock options under the 1995 Plan in any calendar year shall not exceed $100,000, plus certain unused carryovers from previous years. The 1995 Plan contains anti-dilution provisions authorizing appropriate adjustment under certain circumstances. Options to purchase an aggregate of 125,000 shares of the Company's common stock exercisable at $4.125 - $8.063 per share have been granted.

                        In September, 1995, the Company adopted a Director's option plan pursuant to which all current non-employee Directors and non-employees who thereafter become Directors of the Company will receive an option to purchase 100,000 shares of the Company's common stock at the market value thereof at the time of grant. Said options become vested at the rate of 20,000 per year and terminate 90 days after the Director ceases to serve as a Director. Options to purchase 100,000 shares at an exercise price of $4.125 per share were granted to each of two directors.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8.  Stock Options
    and Warrants
    (Continued)         In October 1996, the Company amended the 1995 Plan and
                        The Director's Plan so that no further options could be granted thereunder and adopted the 1996 Stock Option
                        Plan ("the 1996 Plan"). In December 1996, the Company amended the 1996 Plan to increase the number of common shares reserved for the issuance upon the exercise of options to 3,000,000. In connection therewith two directors each received additional options to purchase
                        100,000 shares of common stock at an exercise price of $2.375. In connection with such grant, the two directors each agreed to cancel the unvested portion (for 60,000 shares) of their original options.

                        The 1996 Plan provides that the Company may grant stock options to officers, employees, directors, consultants and advisors. Under the Plan, the purchase price of the common stock underlying each option shall be determined by the Board of Directors, provided, however, that in no event shall the purchase price of incentive stock options be less than 100% (110% in the case of optionees who own more than 10% of the total combining voting power of all classes of stock of the Company) of the fair market value of the common stock on the date the option is granted.

                        At November 30, 1996, the Company has outstanding options to purchase an aggregate of 2,051,000 shares of common stock at exercise prices of $2.375 - $4.125 per share.

                        On January 21, 1997, the Company granted an additional 353,000 options to purchase common stock at an exercise price of $2.625 per share.

                        In addition, the Company has outstanding warrants to purchase an aggregate of 527,520 shares of common stock at exercise prices of $2.375 - $4.50 per share.

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

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

9.  Consulting
    Agreement
    (Continued)         The Plan called for the issuance to the Individual, at
                        the Board's sole discretion, of up to 275,000 shares of the Company's common stock. In December 1994, the Board approved an amendment to the plan which increased the number of shares issuable to the Individual under the Plan from 275,000 shares to 525,000 shares. The term of the Individual's consulting agreement was increased to seven years. Through December 1994, 450,000 shares were issued to the Individual pursuant to the Plan, 125,000 shares of which were issued as of November 30, 1994. The
                        450,000 shares issued had an aggregate fair market value of approximately $1,630,000 upon issuance, which amount was to have been amortized over the seven year period of the agreement. Amortization through November 30, 1994 amounted to $19,401.

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

                        During 1996, as a result of the continued operating losses, the Company further evaluated the realizability of the deferred tax asset and determined an increase in the valuation allowance in the amount of $630,000 was required, resulting in a net deferred tax asset equal to the existing deferred tax liabilities at November 30, 1996.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

10. Income Taxes
    (Continued)         The Company's total deferred tax liabilities and
                        deferred tax assets at November 30, 1996 are as follows:

                        Total deferred tax assets                $ 1,750,000
                        Total deferred tax liabilities              (210,000)
                        Valuation allowance                       (1,330,000)
                        ------------------------------------------------------
                        Net Deferred Tax Asset                   $   210,000
                        ======================================================

                        A reconciliation of income tax (benefit) at the statutory rate to the Company's effective rate is as follows:

                                                           1996         1995
                        --------------------------------------------------------
                        Computed "expected" tax
                         expense (benefit)              ($690,000)  ($1,160,000)
                        Losses for which no benefit
                         was provided                     220,000       660,000
                        State income taxes                  7,977
                        Reversal of previously
                         established deferred tax
                         liability                        (30,000)      (30,000)
                        Change in valuation allowance     630,000       340,000
                        --------------------------------------------------------
                                                         $137,977   ($  190,000)
                        ========================================================

                        The Company has a net operating loss carryforward of approximately $6,200,000 at November 30, 1996 which may be used to reduce taxable income in future years. The carryforward will expire through the fiscal year 2011. The annual utilization of the available net operating loss carryforward may be limited by the provisions of section 382 of the Internal Revenue Code, as amended.

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

                        During the year ended November 30, 1995, the Company issued 350 shares of its Series C Convertible Voting Preferred Stock in satisfaction of $229,500 of related party indebtedness (See Note 7).

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

12. Fourth Quarter
    Adjustments         During the fourth quarter of fiscal 1996, the trademark,
                        covenant not to compete, goodwill and the customer lists that were acquired in connection with the purchase of MDM Copying Services, were deemed to be impaired.
                        Management determined the impairment as a result of the loss of the majority of the customers acquired in such acquisition. Accordingly, these intangible assets have been written down to zero. The write-down is included in depreciation and amortization in the accompanying 1996 consolidated statement of operations.

                        During the fourth quarter of fiscal 1996, management determined that a deposit in the amount of $50,000 made in connection with a potential acquisition was not recoverable, and, accordingly, was written down to zero. The write-down is included in selling, general and administrative expenses in the accompanying 1996 consolidated statement of operations.

13. Related Party
    Transactions        The Company's general counsel is a director of the
                        Company. Fees incurred to the general counsel amounted to approximately $33,000 and $69,000 for the years ended
                        November 30, 1996 and 1995, respectively.

14. Commitments and Contingencies

    Lease Commitments IMSG and Affiliates lease office and warehouse space at certain locations under operating leases. Minimum annual lease payments are as follows:

                         1997                                        $42,000
                         1998                                         24,000
                         1999                                         19,000
                         2000                                         19,000

                         Other locations are rented on a month-to-month basis. Rent expense totaled approximately $150,000 and $123,000 for the years ended November 30, 1996 and 1995, respectively.

    Employees Savings
    Plan IMSG and Affiliates on behalf of their employees participate in a deferred savings and profit sharing plan (the "Plan"), whereby eligible employees may voluntarily contribute a percentage of compensation. In addition, the Plan provides for a discretionary contribution by IMSG and Affiliates at the end of each plan year as determined by IMSG and Affiliates. No discretionary contributions were made for the years ended November 30, 1996 and 1995.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

14. Commitments and Contingencies (Continued)

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

                        As a result of the unfavorable determination with the State of Connecticut, the Company has accrued $200,000 in each of the fourth quarters of 1996 and 1995 to provide for by any other assessments by any other states that may arise.

    Employment
    Agreements          On October 29, 1996, the Company entered into a
                        renewable one year employment agreement with Dr.
                        Horowitz, pursuant to which the Company agreed to pay
                        Dr. Horowitz a salary of $125,000, together with an annual incentive bonus equal to a percentage of the Company's pre-tax profits. Such incentive bonus ranges from 6% to 18% of the Company's pre-tax profits, based on the level of such pre-tax profits. In addition, upon execution of the agreement, Dr. Horowitz received options to purchase 750,000 shares of common stock, which options vest as to 150,000 shares on the date of grant and upon each of the next four anniversary dates thereof. The Company further agreed to grant Dr.
                        Horowitz options to purchase an additional 100,000 shares of common stock, in consideration of Dr.
                        Horowitz' prior guaranty of the Company's payments under the bank loan agreement that was paid in full on December 19, 1995 (See Note 4).

                        In June, 1996, J.A. Hunt entered into a three year employment agreement with its president, providing for an annual salary of $85,000 and certain incentive compensation based on a percentage of the net income of J.A. Hunt, as defined in the agreement.

    Purchases           On October 1, 1996, the Company entered into a supply
                        and distribution agreement with ScreenScan, pursuant to which the Company will act as the exclusive distributor of ScreenScan's 100c Centronics interface scanners in North and South America for a period of five years. In connection with the agreement the Company agreed to purchase a minimum of $2,500,000 of scanner units during the one year period ending September 30, 1997.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

14. Commitments and Contingencies (Continued)

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

                        In December, 1996, an action was brought against the Company and Dr. Horowitz claiming that the Company owed and has refused to pay certain amounts due under an alleged oral agreement made with the plaintiff, to assist the Company in becoming the exclusive distributor for ScreenScan. The plaintiff is seeking unspecified compensatory and punitive damages, including cost, attorney's fees and interest.

                        Although the ultimate liability, if any, that might result from the final resolution of these matters is not presently determinable, management and the Company's counsel are of the opinion that the final outcome of this litigation will not have a materially adverse effect on the Company's consolidated financial position.

15. Major Customers During the year ended November 30, 1996, one customer accounted for 11.6% of the total sales. During the year ended November 30, 1995, two customers accounted for 24.7% of total sales.

                        In March, 1996, the Company was not successful in its bid for the renewal of its contract with a major library system. The customer accounted for approximately 12.3% of the total sales for the year ended November 30, 1995.

16. Fair Value of
    Financial
    Instruments         The carrying amount approximates fair value of cash and
                        short-term instruments.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIVERSIFAX, INC.

                                              /s/ Irwin A. Horowitz
                                              ----------------------------------
Date:  March 13, 1997                         Dr. Irwin A. Horowitz
                                              Chairman of the Board, Chief
                                              Executive Officer and President
                                              (Principal executive and principal
                                              financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                 Date
---------                           -----                 ----

/s/ Irwin A. Horowitz               Director              March 13, 1997
--------------------------
Irwin A. Horowitz

/s/ Mario DiNatale                  Director              March 13, 1997
--------------------------
Mario DiNatale

/s/ Kenneth Ross Wolfe              Director              March 13, 1997
--------------------------
Kenneth Ross Wolfe

/s/ Eugene Bilotti                  Director              March 13, 1997
--------------------------
Eugene Bilotti