Form 10QSB/A
period 1996-08-31
DIVERSIFAX INC
filed 1997-03-24
CIK 885462

U.S. SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549
           FORM 10-QSB/A No. 1



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR
15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended
August 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from
_________ to _________



     Commission File Number 0-20936





                 DIVERSIFAX, INC.

  (Name of small business issuer in its
charter)


Delaware
      13-3637458
(State or Other Jurisdiction of
     (I.R.S. Employer
Incorporation or Organization)
    Identification No.)



39 Stringham Avenue, Valley Stream, New
York       11580
(Address of Principal Executive Offices)
         (Zip Code)


Issuer's Telephone Number  (516) 872-
0650



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







                            DIVERSIFAX, INC.

Date:  March 20, 1997
                            By:  /s/ Irwin A. Horowitz

                            ___________________________
                            Irwin A.Horowitz, President
                            and Chief Executive Officer
                            (Principle Executive,
                            Financial,and Accounting
                            Officer)