Form 10KSB/A
period 1996-11-30
DIVERSIFAX INC
filed 1997-03-24
CIK 885462

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington D.C. 20549
                                   FORM 10-KSB/A No. 1

(Mark One)
X     ANNUAL REPORT UNDER SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 [Fee Required]
    For the fiscal year ended November
30, 1996

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

                                     (516) 872-0650
                               (Issuer's Telephone Number
                                  Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                          None



Securities registered under Section 12(g) of the Exchange Act:

                                   Common Stock, par value $.001 per
share
                                    (Title of class)

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





                                 DIVERSIFAX, INC.




                                /s/ Irwin A. Horowitz
Date:  March 20, 1997           _____________________________


                                Dr. Irwin A. Horowitz
                                Chairman of the Board, Chief
                                Executive Officer and President
                                Principal executive and principal
                                financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                             Date

/s/ Irwin A. Horowitz     Director                          March 20, 1997
_______________________
Irwin A. Horowitz

_______________________   Director                          March   , 1997
Mario DiNatale

/s/ Kenneth Ross Wolfe    Director                          March 20, 1997
_________________________
Kenneth Ross Wolfe

/s/ Eugene Bilotti        Director                          March 20, 1997
________________________
Eugene Bilotti