Form 10KSB/A
period 1996-11-30
DIVERSIFAX INC
filed 1997-03-26
CIK 885462

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





                                 DIVERSIFAX, INC.




                                /s/ Irwin A. Horowitz
Date:  March 21, 1997           _____________________________


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


Signature                 Title                             Date

/s/ Irwin A. Horowitz     Director                          March 21, 1997
_______________________
Irwin A. Horowitz

_______________________   Director                          March   , 1997
Mario DiNatale

/s/ Kenneth Ross Wolfe    Director                          March 21, 1997
_________________________
Kenneth Ross Wolfe

/s/ Eugene Bilotti        Director                          March 21, 1997
________________________
Eugene Bilotti