Form 10QSB
period 1997-02-28
DIVERSIFAX INC
filed 1997-04-23
CIK 885462

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549
                                     FORM 10-QSB


(Mark One)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended February 28, 1997
                                    _________________

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from__________to__________


                            Commission File Number 0-20936
                                                   _______


                                   DIVERSIFAX, INC.
________________________________________________________________________________
                    (Name of small business issuer in its charter)

Delaware                                             13-3637458
______________________________             ________________________________
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


39 Stringham Avenue, Valley Stream, New York            11580
____________________________________________         __________
(Address of Principal Executive Offices)             (Zip Code)


Issuer's Telephone Number (516) 872-0650
                         _______________

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO____
   ___

     There were 14,077,594 shares outstanding of the issuer's common stock, par value $.001 per share, as of April 14, 1997.

                       DIVERSIFAX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
-------------------------------------------------------------------------------

1. Basis of Presentation

     The consolidated balance sheet as of February 28, 1997 and the related consolidated statements of operations and cash flows for the three month periods ended February 28, 1997 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

     The November 30, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. The results of operations for the three month period ended February 28, 1997 are not necessarily indicative of the operating results for the entire year.

2. Loan Payable, Officer/Stockholder

     During the three months ended February 28, 1997, Dr. Irwin A. Horowitz, the Chairman of the Board, Chief Executive Officer and President of the Company loaned the Company an additional $109,000.

3. Stockholders' Equity
     During the three months ended February 28, 1997, the Company sold an additional 37,916 units for a total purchase price of $94,000 in connection with the Company's private placement offering of up to 1,000,000 units. Each unit consists of one share of common stock and one three year warrant to purchase one share common stock.

4. Supplemental Disclosure of Noncash Investing and Financing Activities

     During the three months ended February 28, 1997, the Company incurred capital lease obligations in the amount of approximately $109,000 in connection with the acquisition of ScreenScans.

                         PART 1. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                                             DIVERSIFAX, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                                    (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                                FEBRUARY 28, 1997                  NOVEMBER 30, 1996
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                               $ 440,781                           $ 198,069
  Accounts receivable                                                  320,278                             108,057
  Inventories                                                          445,554                             432,696
  Prepaid expenses and other                                           123,567                             114,801
--------------------------------------------------------------------------------------------------------------------------------
              Total Current Assets                                   1,330,180                             853,623
Equipment and vehicles, less accumulated depreciation                3,663,601                           3,723,424
Intangible assets, net of accumulated amortization                      76,500                              81,000
Deferred tax benefit                                                   210,000                             210,000
Other assets                                                            48,000                              48,000
--------------------------------------------------------------------------------------------------------------------------------
              Total Assets                                          $5,328,281                          $4,916,047
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Capital lease payable, current portion                            $   12,826
  Accounts payable and accrued expenses                                970,492                          $  939,681
  Due to affiliates                                                    528,670                             528,670
--------------------------------------------------------------------------------------------------------------------------------
              Total Current Liabilities                              1,511,988                           1,468,351

Capital lease payable, net of current portion                           94,984
Loans payable, officer/stockholder                                   1,142,952                           1,034,013
Due to affiliates                                                      130,800                             130,800
--------------------------------------------------------------------------------------------------------------------------------
              Total Liabilities                                      2,880,724                           2,633,164
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Equity
  Convertible preferred stock, Series A, $.001 par value,
   authorized 1,000,000 shares
  Convertible preferred stock, Series B, $.001 par value,
   authorized 2,900 shares
  Convertible preferred stock, Series C, $.001 par value,
   authorized 10,000 shares
  Common stock, $.001 par value, authorized 25,000,000
   shares, issued 14,077,594 and 14,045,093 shares,
   respectively                                                         14,078                              14,045
   Additional paid in capital                                        9,811,586                            9,717,619
   Deficit                                                          (6,901,107)                          (6,971,781)
--------------------------------------------------------------------------------------------------------------------------------
                                                                     2,924,557                            2,759,883
Less: Treasury stock, at cost                                         (229,500)                            (229,500)
      Subscription receivable                                         (247,500)                            (247,500)
--------------------------------------------------------------------------------------------------------------------------------
              Total Stockholders' Equity                             2,447,557                            2,282,883
--------------------------------------------------------------------------------------------------------------------------------
              Total Liabilities and Stockholders' Equity           $ 5,328,281                          $ 4,916,047
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements


                                                                    DIVERSIFAX, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                         (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                               Three months             Three months
                                                                   Ended                    Ended
                                                              February 28, 1997       February 29, 1996
-------------------------------------------------------------------------------------------------------
Sales                                                           $1,553,626               $1,339,620
-------------------------------------------------------------------------------------------------------

Cost and Expenses

         Cost of sales, exclusive of depreciation                  850,673                1,054,389

         Depreciation and amortization                             181,136                  126,840

         Selling, general and administrative                       449,670                  517,534

         Interest expense                                            1,473                    6,356
-------------------------------------------------------------------------------------------------------
                                                                 1,482,952                1,705,119
-------------------------------------------------------------------------------------------------------
                   Net Income (Loss)                           $    70,674              ($  365,499)
-------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                      14,073,353               13,810,301

Income (loss) per share of common stock                            $.01                     ($.03)
-------------------------------------------------------------------------------------------------------

See notes to Consolidated Financial Statements



                                                                                              DIVERSIFAX, INC. AND SUBSIDIARIES
                                                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                    (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                         Three months                   Three months
                                                                             Ended                          Ended
                                                                       February 28, 1997              February 29, 1996
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                                                       $  70,674                    $  (365,499)

   Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities
     Depreciation and amortization                                           181,136                        126,840
     Amortization of unearned compensation                                                                   55,006

   Changes in operating assets and liabilities
     Accounts receivable                                                    (212,221)                       (11,000)
     Inventories                                                             (12,858)                         5,000
     Prepaid expenses and other                                               (8,766)                        21,281
     Accounts payable and accrued expenses                                    30,811                       (360,931)
-------------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Operating Activities                   48,776                       (529,303)
-------------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Purchases of equipment and vehicles                                        (7,813)                      (329,494)
-------------------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                 (7,813)                      (329,494)
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Repayment of loan payable, bank                                                                         (146,238)
   Repayment of capital lease obligations, net                                (1,190)                      (810,880)
   Proceeds from affiliate and stockholder's loans payable                   108,939                        (49,410)
   Proceeds of common stock warrants                                                                      1,548,304
   Proceeds from sale of common stock                                         94,000
-------------------------------------------------------------------------------------------------------------------------------
        Net Cash provided by Financing Activities                            201,749                        541,776
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                              242,712                       (317,021)

Cash, beginning of year                                                      198,069                      1,001,372
-------------------------------------------------------------------------------------------------------------------------------
        Cash, End of Period                                                $ 440,781                     $  684,351
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest                                                                $   1,473                    $     6,356
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

See notes to Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

The three months ended February 28, 1997 compared to the three months ended February 29, 1996

     Sales increased approximately $214,000 or 16% for the three months ended February 28, 1997 compared to the three months ended February 29, 1996. This increase was a result of the initial sales of the newly acquired ScreenScan dealership. Revenues derived from the Company's Smart Switch continue to be minimal.

     Cost of sales represented 55.6% of sales for the three months ended February 28, 1997 compared to 78.7% for the three months ended February 29, 1996. This decrease is a direct result of management's continued efforts to cut costs and the renegotiation of commission rates with many of the Company's larger customers. In addition, the Company realizes a higher gross margin on the sale of ScreenScans than on it's photocopy machine business.

     Depreciation and amortization increased approximately $54,000 for the three months ended February 28, 1997 compared to the three months ended February 29, 1996 as a result of depreciation of recently acquired copiers and accessories.

     Selling, general and administrative expenses decreased to approximately $450,000 or 28.9% of sales for the three months ended February 28, 1997 from approximately $518,000 or 38.6% of sales for the three months ended February 29, 1996. The decrease is the result of the fruition of the Company's cost containment efforts. Selling, general and administrative expenses for the three months ended February 28, 1997 include certain expenses incurred in connection with the marketing, promotion and development of the Smart Switch operation and newly acquired ScreenScan dealership.

     Interest expense decreased approximately $5,000 for the three months ended February 28, 1997 compared to the three months ended February 29, 1996 as a result of the Company's paying off all outstanding bank indebtedness in December 1995.

     The above resulted in net income of approximately $71,000 for the three months ended February 28, 1997 compared to a net loss of approximately $366,000 for the three months ended February 29, 1996.

Liquidity and Capital Resources

     At February 28, 1997, the Company had cash and a working capital (deficiency) of

$441,000 and ($182,000) respectively, as compared to $684,000 and ($268,000)
respectively, at February 29, 1996.

     The Company's primary need for funds is to finance working capital, capital expenditures and the further development of the Company's Smart Switch business and ScreenScan Dealership.

     Net cash provided by operating activities of approximately $49,000 resulted from net income of $71,000 offset by non-cash items including depreciation and amortization of $181,000. In addition, an increase in accounts payable and accrued expenses of $31,000 was offset by an increase in accounts receivable of $212,000.

     Cash provided by financing activities amounted to approximately $202,000 during the three months ended February 28, 1997 primarily as a result of the proceeds from the sale of common stock ($94,000) and proceeds from stockholder's loans ($109,000).

     During the three months ended February 28, 1997, the Company incurred capital lease obligations in the amount of approximately $109,000 in connection with the acquisition of ScreenScan.

     The above resulted in a net increase in cash of approximately $243,000 for the three months ended February 28, 1997.

                                    SIGNATURES


     In accordance with section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DIVERSIFAX, INC.


                                              /S/ Irwin A. Horowitz
                                              ---------------------------------
Date: April 14, 1997                          Irwin A. Horowitz
                                              Chairman of the Board of
                                              Directors, President and Principal
                                              Financial Officer
                                              (Chief Executive Officer)