Form 10QSB
period 1997-05-31
DIVERSIFAX INC
filed 1997-07-15
CIK 885462

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act Of 1934


For the quarterly period ended May 31, 1997

Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________to__________________

Commission File Number 0-20936

                             DIVERSIFAX, INC.
     -----------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                  13-3637458
--------------------------------                  --------------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                     Idenfication No.)

39 Stringham Avenue, Valley Stream, New York              11580
--------------------------------------------          -------------
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


There were 14,183,009 shares outstanding of the issuer's common stock, par value $.001 per share, as of July 9, 1997.

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             DIVERSIFAX, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                                   (UNAUDITED)

                                                                                        May 31,      November 30,
                                                                                          1997           1996
                                                                                     --------------  ------------
ASSETS
CURRENT ASSETS
  Cash.............................................................................  $      228,598   $  198,069
  Accounts receivable..............................................................         592,682      108,057
  Inventories......................................................................         710,097      432,696
  Prepaid expenses and other.......................................................          31,101      114,801
                                                                                     --------------  ------------
      Total Current Assets.........................................................       1,562,478      853,623

Equipment and vehicles, less accumulated depreciation..............................       3,475,330    3,723,424
Intangible assets (net of accumulated amortization)................................          72,000       81,000
Deferred tax benefit...............................................................         192,218      210,000
Other assets.......................................................................          48,000       48,000
                                                                                     --------------  ------------
      Total Assets.................................................................  $    5,350,026   $4,916,047
                                                                                     --------------  ------------
                                                                                     --------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses............................................  $      845,810   $  939,681
  Loan payable.....................................................................          22,247
  Capital lease payable............................................................          17,654
  Due to affiliates................................................................         228,670      528,670
                                                                                     --------------  ------------
      Total Current Liabilities....................................................       1,114,381    1,468,351
                                                                                     --------------  ------------
Loans payable, officer/stockholder.................................................       1,352,888    1,034,013
Loan payable, net of current portion...............................................         135,114
Capital lease payable, net of current portion......................................          95,434
Due to affiliates..................................................................                      130,800
                                                                                     --------------  ------------
                                                                                          1,583,436    1,164,813
                                                                                     --------------  ------------
      Total Liabilities............................................................       2,697,817    2,633,164
                                                                                     --------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible preferred stock, Series A, $.001 par value, authorized 1,000,000 shares
  Convertible preferred stock, Series B, $.001 par value, authorized 2,900 shares
  Convertible preferred stock, Series C, $.001 par value, authorized 10,000 shares
  Common stock, $.001 par value, authorized 25,000,000 shares, issued 14,183,009
    and 14,045,093 shares, respectively............................................          14,183       14,045
  Additional paid in capital.......................................................      10,017,731    9,717,619
  Deficit..........................................................................      (6,902,705)  (6,971,781)
                                                                                     --------------  ------------
                                                                                          3,129,209    2,759,883
Less: Treasury stock, at cost                                                              (229,500)    (229,500)
      Subscription receivable......................................................        (247,500)    (247,500)
                                                                                     --------------  ------------
      Total Stockholders' Equity...................................................       2,652,209    2,282,883
                                                                                     --------------  ------------
      Total Liabilities and Stockholders' Equity...................................  $    5,350,026   $4,916,047
                                                                                     --------------  ------------
                                                                                     --------------  ------------

See Notes to Consolidated Financial Statements.

                                             DIVERSIFAX, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                           SIX MONTHS ENDED              THREE MONTHS ENDED
                                                     -----------------------------  -----------------------------
                                                        May 31,        May 31,         May 31,        May 31,
                                                         1997            1996           1997            1996
                                                     -------------  --------------  -------------  --------------
SALES..............................................  $   3,462,508  $    2,961,673  $   1,908,882  $    1,622,053
                                                     -------------  --------------  -------------  --------------
COST AND EXPENSES

  Cost of sales, exclusive of depreciation.........      1,807,094       2,236,773        956,421       1,182,384

  Depreciation and amortization....................        383,173         325,092        202,037         126,840

  Selling, general and administrative..............      1,173,755       1,021,979         724,085        574,937
  Interest.........................................         11,628           6,938         10,155             582
                                                     -------------  --------------  -------------  --------------
                                                         3,375,650       3,590,782      1,892,698       1,884,743
Income (loss) before provision for income taxes....         86,858        (629,109)        16,184        (262,690)
Provision for income taxes.........................         17,782                         17,782
                                                     -------------  --------------  -------------  --------------
  NET INCOME (LOSS)................................  $      69,076  $     (629,109) $      (1,598) $     (262,690)
                                                     -------------  --------------  -------------  --------------
                                                     -------------  --------------  -------------  --------------
Weighted average common shares outstanding.........     14,164,887      13,925,169     14,183,009      14,040,036
Income (loss) per share of common stock............           $.01           $(.05)             *           $(.02)
                                                     -------------  --------------  -------------  --------------
                                                     -------------  --------------  -------------  --------------

------------------------

*   less than 1 cent

                See Notes to Consolidated Financial Statements.

                                          DIVERSIFAX, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                        --------------------------
                                                                                          May 31,       May 31,
                                                                                           1997          1996
                                                                                        -----------  -------------
OPERATING ACTIVITIES
  Net income (loss)...................................................................  $    69,076      $(629,109)

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES
    Depreciation and amortization.....................................................      383,173        325,092
    Amortization of marketing agreement...............................................      206,250
    Deferred tax benefit..............................................................       17,782

  CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts receivable...............................................................     (484,625)         5,260
    Inventories.......................................................................     (117,422)        (3,180)
    Prepaid expenses and other........................................................       83,700         42,151
    Accounts payable and accrued expenses.............................................      (93,871)      (297,910)
                                                                                        -----------  -------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...........................       64,063       (557,696)
                                                                                        -----------  -------------
INVESTING ACTIVITIES
  Purchases of equipment and vehicles.................................................       (7,813)      (761,885)
                                                                                        -----------  -------------
        NET CASH USED IN INVESTING ACTIVITIES.........................................       (7,813)      (761,885)
                                                                                        -----------  -------------
FINANCING ACTIVITIES
  Repayment of capital lease obligations..............................................       (5,178)      (810,880)
  Repayment of loan payable...........................................................       (2,618)
  Repayment of long-term debt and conversion to capital lease obligation..............                    (146,238)
  Repayment of affiliate and stockholder's loans payable..............................     (430,800)       (63,758)
  Proceeds from loan payable, officer/stockholder (net)...............................      318,875
  Proceeds of common stock warrants...................................................                   1,548,304
  Proceeds from capital contribution..................................................                       7,500
  Proceeds from sale of common stock..................................................       94,000
                                                                                        -----------  -------------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...........................      (25,721)       534,928
                                                                                        -----------  -------------
Net increase (decrease) in cash.......................................................       30,529       (784,653)
Cash--Beginning of year...............................................................      198,069      1,001,372
                                                                                        -----------  -------------
        CASH--END OF PERIOD...........................................................  $   228,598       $216,719
                                                                                        -----------  -------------
                                                                                        -----------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID DURING THE PERIOD FOR:
  Interest............................................................................  $    11,628         $6,938
                                                                                        -----------  -------------
                                                                                        -----------  -------------

                See Notes to Consolidated Financial Statements.

                                   DIVERSIFAX, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)

-------------------------------------------------------------------------------


1. BASIS OF PRESENTATION       The consolidated balance sheet as of May 31,
                               1997, and the related consolidated statements of operations and cash flows for the six and three month periods ended May 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

                               The November 30, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. The results of operations for the three and six month periods ended May 31, 1997 are not necessarily indicative of the operating results for the entire year.

2. LOAN PAYABLE,
   OFFICER/STOCKHOLDER         During the six months ended May 31, 1997,
                               Dr. Irwin A. Horowitz, the Chairman of the
                               Board, Chief Executive Officer and President of the Company loaned the Company an additional
                               $318,875, net of any repayments.

                               On May 6, 1997, in consideration for the additional interest-free loans made by
                               Dr. Horowitz, the Company granted to
                               Dr. Horowitz additional warrants to purchase
                               350,000 shares of common stock at an exercise price of $1.935 per share, all of which warrants are immediately exercisable.

3. STOCKHOLDERS' EQUITY        During the six months ended May 31,1997, the
                               Company sold 37,916 units for a total purchase price of $94,000 in connection with the Company's private placement offering of up to 1,000,000 units. Each unit consists of one share of common stock and one three year warrant to purchase one share of common stock.

4. SUPPLEMENTAL DISCLOSURE
   OF NONCASH OPERATING,
   INVESTING AND FINANCING
   ACTIVITIES                  During the six months ended May 31, 1997, the
                               Company incurred capital lease obligations in the amount of approximately $118,000 in connection with the acquisition of microfiche scanner units for demonstration and rental purposes. In addition, the Company also entered into loan agreements in the amount of approximately $160,000 in connection with the acquisition of microfiche scanner units for resale.

                                   DIVERSIFAX, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)

5. SUBSEQUENT EVENTS

   PRIVATE PLACEMENT           On June 5, the Company completed a private
                               placement offering of 1,500 shares of the Company's series D convertible preferred stock, pursuant to Rule 506, for which the Company received gross proceeds of $1,500,000. Each share of the series D preferred stock is convertible into such number of shares of common stock as is determined by dividing $1,000 by the lesser of (A) 80% of the average bid price of the common stock for the five trading days immediately preceding the date of notice of conversion and (B) (i) $2.25 for the first one-third of the shares of series D preferred stock converted by a holder; or (ii) $2.50 for the next one-third of the shares of series D preferred stock converted by a holder; or (iii) $2.75 for the balance of the shares of series D preferred stock converted by a holder. In no event can the conversion price be less than $.60. The series D preferred stock unless sooner converted, automatically converts to shares of common stock on June 5, 2000. In addition, holders of the series D preferred stock are entitled to receive a six percent cumulative dividend on each share of series D preferred stock for the period that such share is outstanding. If on the proposed conversion date, the closing price per share of the common stock is $1.00 or less, then the Company can, at its option and in lieu of conversion, redeem any or all of the series D preferred stock for an amount equal to the sum of (1) $1,200 for each share of series D preferred stock redeemed, plus (ii) all accrued but unpaid dividends, if any, on each share of series D preferred stock redeemed. If the Company chooses to redeem some, but not all of the series D preferred stock, then the Company shall redeem a pro-rata amount from each holder of the series D preferred stock which was to be converted.

   LITIGATION                  In June, 1997, the Company entered into a
                               settlement agreement in connection with an action brought against the Company and Dr. Horowitz claiming that the Company owed and has refused to pay certain amounts due under an alleged oral agreement made with the plaintiff, to assist the Company in becoming the exclusive distributor for ScreenScan. Pursuant to the settlement agreement, the plaintiff has been made a distributor of the ScreenScan product in a limited area, subject to a required quota of sales, and 40,000 shares of common stock of the Company were issued to a designee of the plaintiff.

                               There is presently an action pending against the Company in Supreme Court, State of New York,
                               New York County, entitled DIVERSIFIED INVESTORS CORP. V. DIVERSIFAX, INC. AND JUDD ROTHMAN. The suit was brought seeking payment owed to plaintiff pursuant to prior non-interest bearing loans totaling $228,670 (which amount is accrued at May 31, 1997), made to the Company by various creditors, two of whom have assigned their rights under the loans to Diversified Investors Corp. The Company has acknowledged the amount due, but has not paid because the creditors have not indicated how the amount was to be allocated (due to a dispute between the creditors). Based upon the agreement describing the debt, the Company believes that the amount is payable in Common Stock of the Company. The plaintiff is seeking cash in lieu of stock. The Company and the plaintiff each appealed to the Appellate Division. In June, 1997 the Appellate Division has determined that payment of the debt should be made in cash. The Company has filed a motion for leave to appeal to the Court of Appeals, which motion is now pending before the Court.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Six Months Ended May 31, 1997 Compared To The Six Months
  Ended May 31, 1996

Sales increased approximately $501,000 or 16.9% for the six months ended May 31, 1997 compared to the six months ended May 31, 1996. This increase was a result of the sales of microfiche scanner units under a recently formed dealership arrangement with ScreenScan Systems. Revenues derived from the Company's Smart Switch continue to be minimal.

Cost of sales represented 52.2% of sales for the six months ended May 31, 1997 compared to 75.5% for the six months ended May 31, 1996. This decrease is a direct result of management's continued efforts to cut costs and the renegotiation of commission rates with many of the Company's larger customers. In addition, the Company realizes a higher gross margin on the sale of microfiche scanner units than on its photocopy machine business.

Depreciation and amortization increased approximately $58,000 for the six months ended May 31, 1997 compared to the six months ended May 31, 1996 as a result of depreciation of recently acquired copiers, accessories and microfiche scanner units used for demonstration purposes.

Selling, general and administrative expenses increased to approximately $1,174,000 for the six months ended May 31, 1997 from approximately $1,022,000 for the six months ended May 31, 1996. However, selling, general and administrative expenses decreased as a percentage of sales during the same period from 34.5% in 1996 to 33.9% in 1997. This decrease as a percentage of sales is due primarily to management's continued efforts to monitor its costs. Selling, general and administrative expenses for the six months ended May 31, 1997 include the amortization of the consideration paId under a marketing agreement of approximately $206,000 and expenses incurred in connection with the marketing, promotion and development of the newly acquired ScreenScan dealership.

Interest expense increased approximately $4,700 for the six months ended May 31, 1997 compared to the six months ended May 31, 1996 as a result of the interest incurred on recently acquired capital lease obligations.

The above resulted in net income of approximately $70,000 for the six months ended May 31, 1997 compared to a net loss of approximately $629,000 for the six months ended May 31, 1996.

The Three Months Ended May 31, 1997 Compared To The Three Months Ended May
  31, 1996

Sales increased approximately $287,000 or 17.7% for the three months ended May 31, 1997 compared to the three months ended May 31, 1996. This increase was a result of the sales of microfiche scanner units under a recently formed dealership arrangement with ScreenScan Systems.

Cost of sales represented 50.1% of sales for the three months ended May 31, 1997 compared to 72.9% for the three months ended May 31, 1996. This decrease is a direct result of management's continued efforts to cut costs and the renegotiation of commission rates with many of the Company's larger customers. In addition, the Company realizes a higher gross margin on the sale of microfiche scanner units than on its photocopy machine business.

Depreciation and amortization increased approximately $75,000 for the three months ended May 31, 1997 compared to the three months ended May 31, 1996 as a result of depreciation of recently acquired copiers, accessories and microfiche scanner units used for demonstration purposes.

Selling, general and administrative expenses increased to approximately $724,000 or 37.9% of sales for the three months ended May 31, 1997 from approximately $575,000 or 35.5% of sales for the three months ended May 31, 1996. The increase is a result of amortization of the consideration paid under a marketing agreement of approximately $206,000.

Interest expense increased approximately $10,000 for the three months ended May 31, 1997 compared to the three months ended May 31, 1996 as a result of the interest incurred on recently acquired capital lease obligations.

The above resulted in a net loss of approximately $2,000 for the three months ended May 31, 1997 compared to a net loss of approximately $263,000 for the three months ended May 31, 1996.

Liquidity and Capital Resources

At May 31, 1997, the Company had cash and a working capital (deficiency) of $229,000 and $448,000 respectively, as compared to $198,000 and ($615,000)
respectively, at November 30 1996.

The Company's primary need for funds is to finance working capital, capital expenditures and the further development of the Company's Smart Switch business and ScreenScan dealership, and possible acquisitions.

Net cash provided by operating activities of approximately $64,000 during the six months ended May 31, 1997 resulted from net income of $69,000 and depreciation and amortization of $589,000, offset in part by an increase in accounts receivable of approximately $485,000 and a decrease in accounts payable and accrued expenses of approximately $94,000.

Net cash used in financing activities amounted to approximately $25,000 during the six months ended May 31, 1997 primarily as a result of the repayment of loans to affiliates ($431,000) offset in part by the proceeds from the sale of common stock ($94,000) and the net proceeds from officer/stockholder's loans ($319,000).

During the six months ended May 31, 1997, the Company incurred capital lease obligations in the amount of approximately $118,000 in connection with the acquisition of microfiche scanner units for demonstration and rental purposes. In addition, the Company also entered into loan agreements in the amount of approximately $160,000 in connection with the acquisition of microfiche scanner units for resale.

The above resulted in a net increase in cash of approximately $31,000 for the six months ended May 31, 1997.

In June, 1997, the Company successfully completed a private placement offering of 1,500 shares of its series D convertible preferred stock for which the Company received net proceeds of approximately $1,300,000. Each share of the series D preferred stock is convertible into such number of shares of common stock as is determined by dividing $1,000 by the lesser of
(A) 80% of the average bid price of the common stock for the five trading days immediately preceding the date of notice of conversion and (B) (i) $2.25 for the first one-third of the shares of series D preferred stock converted by a holder; or (ii) $2.50 for the next one-third of the shares of series D preferred stock converted by a holder; or (iii) $2.75 for the balance of the shares of series D preferred stock converted by a holder.

In no event can the conversion price be less than $.60. The series D preferred stock unless sooner converted, automatically converts to shares of common stock on June 5, 2000. In addition, holders of the series D preferred stock are entitled to receive a six percent cumulative dividend on each share of series D preferred stock for the period that such share is outstanding. If on the proposed conversion date, the closing price per share of the common stock is $1.00 or less, then the Company can, at its option and in lieu of conversion, redeem any or all of the series D preferred stock for an amount equal to the sum of (1) $1,200 for each share of series D preferred stock redeemed, plus (ii) all accrued but unpaid dividends, if any, on each share of series D preferred stock redeemed. If the Company chooses to redeem some, but not all of the series D preferred stock, then the Company shall redeem a pro-rata amount from each holder of the series D preferred stock which was to be converted.