Form 10-Q
period 1997-08-31
DIVERSIFAX INC
filed 1997-10-15
CIK 885462

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act Of 1934

For the quarterly period ended August 31, 1997

Transition Report Under Section 13 or 15(d) of the Exchange Act

FOR THE TRANSITION PERIOD FROM ____________ TO____________

Commission File Number 0-20936

                                DIVERSIFAX, INC.
          -----------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)

        Delaware                                           13-3637458
   -------------------------------                      -------------------
   (State or other jurisdiction of)                     (I.R.S. employer
   incorporation or organization)                        Identification No.)


   39 Stringham Avenue, Valley Stream, New York                11580
   --------------------------------------------             ----------
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

There were 14,826,373 shares outstanding of the issuer's common stock, par value $.001 per share, as of October 10, 1997.

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       DIVERSIFAX, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
--------------------------------------------------------------------------------

                                                             AUGUST 31,   NOVEMBER 30,
                                                               1997           1996
                                                           -------------  ------------
ASSETS
Current Assets
     Cash......................................            $   770,729    $  198,069
     Accounts receivable.......................                620,572       108,057
     Inventories...............................              1,029,696       432,696
     Prepaid expenses and other................                 37,923       114,801
---------------------------------------------------------------------------------------
          Total Current Assets.................              2,458,920       853,623
Equipment and vehicles, less accumulated
  depreciation.................................              3,309,946     3,723,424
Intangible assets (net of accumulated
  amortization)................................                 67,500        81,000
Deferred tax benefit...........................                210,000       210,000
Other assets...................................                335,000        48,000
---------------------------------------------------------------------------------------
          Total Assets.........................             $6,381,366    $4,916,047
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses.....             $  720,940    $  939,681
     Loan payable..............................                 23,256
     Capital lease payable.....................                 15,824
     Due to affiliates.........................                228,670       528,670
---------------------------------------------------------------------------------------
          Total Current Liabilities............                988,690     1,468,351
---------------------------------------------------------------------------------------
Loans payable, officer/stockholder.............              1,362,919     1,034,013
Loan payable, net of current portion...........                128,907
Capital lease payable, net of current
  portion......................................                 85,297
Due to affiliates..............................                              130,800
---------------------------------------------------------------------------------------
                                                             1,577,123     1,164,813
---------------------------------------------------------------------------------------
     Total Liabilities.........................              2,565,813     2,633,164
---------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Equity
     Convertible preferred stock, Series A,
     $.001 par value, authorized 1,000,000
     shares
     Convertible preferred stock, Series B,
     $.001 par value, authorized 2,900 shares
     Convertible preferred stock, Series C,
     $.001 par value, authorized 10,000
     shares
     Convertible preferred stock, Series D,
     $.001 par value, authorized 1,500
     shares, issued and outstanding 1,397
     shares....................................                    1
     Common stock, $.001 par value, authorized
     25,000,000 shares, issued 14,343,346 and
     14,045,093 shares, respectively...........               14,343          14,045
     Additional paid in capital................           11,395,568       9,717,619
     Deficit...................................           (7,117,359)     (6,971,781)
---------------------------------------------------------------------------------------
                                                           4,292,553       2,759,883
Less:  Treasury stock, at cost.................             (229,500)       (229,500)
       Subscription receivable.................             (247,500)       (247,500)
---------------------------------------------------------------------------------------
          Total Stockholders' Equity...........            3,815,553       2,282,883
---------------------------------------------------------------------------------------
          Total Liabilities and Stockholders'
            Equity.............................           $6,381,366      $4,916,047
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                            DIVERSIFAX, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                   NINE MONTHS ENDED                    THREE MONTHS ENDED
                                          --------------------------------------  -------------------------------
                                              AUGUST 31,          AUGUST 31,          AUGUST 31,       AUGUST 31,
                                                 1997                1996                1997             1996
                                          ------------------  ------------------  ------------------  ------------
Sales...................................    $    4,997,493     $    3,764,893     $   1,534,985       $   803,220
------------------------------------------------------------------------------------------------------------------
Cost and Expenses
  Cost of sales, exclusive of
    depreciation........................         2,696,275           2,720,753          889,181           483,980
  Depreciation and amortization.........           574,758             454,717          191,586           129,625
  Selling, general and administrative...         1,848,197           1,479,419          674,441           457,440
  Interest..............................            23,841               7,004           12,213                66
-----------------------------------------------------------------------------------------------------------------
                                                 5,143,071           4,661,893        1,767,421         1,071,111
-----------------------------------------------------------------------------------------------------------------
     Net Loss...........................   ($      145,578)   ($       897,000)  ($     232,436)     ($   267,891)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding...........................        14,175,371          13,963,517       14,211,588        14,040,215
Loss per share of common stock..........   ($          .01)   ($           .06)  ($         .02)     ($       .02)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                       DIVERSIFAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                           --------------------------------
                                                               AUGUST 31,       AUGUST 31,
                                                                  1997             1996
                                                           -------------------  -----------
Operating Activities
   Net loss.......................................            ($     145,578)    ($  897,000)
   Adjustments to reconcile net loss to
   net cash used in operating activities
    Depreciation and amortization.................                   574,758         454,717
    Amortization of marketing agreement...........                   206,250
    Settlement of litigation......................                    70,000
   Changes in operating assets and liabilities
    Accounts receivable...........................            (      512,515)   (     27,887)
    Inventories...................................            (      437,020)   (     81,000)
    Prepaid expenses and other....................                    76,877          39,354
    Other assets..................................            (      287,000)
    Accounts payable and accrued expenses.........            (      218,741)   (    368,895)
---------------------------------------------------------------------------------------------
        Net Cash Used in Operating Activities.....            (      672,969)   (    880,711)
---------------------------------------------------------------------------------------------
Investing Activities
   Assets acquired through acquisitions...........           (       60,000)
   Purchases of equipment and accessories.........           (       38,780)   (    818,437)
---------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities.....           (       38,780)   (    878,437)
---------------------------------------------------------------------------------------------
Financing Activities
   Repayment of capital lease obligations.........           (        7,880)   (    810,880)
   Repayment of loan payable......................           (        7,817)
   Repayment of long-term debt and conversion to
     capital lease obligation.....................                             (    146,238)
   Repayment of affiliate and stockholder's loans
     payable......................................           (      430,800)
   Proceeds from loan payable, officer/stockholder,
     net..........................................                  328,906         564,665
   Proceeds of common stock warrants..............                                1,548,304
   Proceeds from sale of common stock.............                   52,000
   Proceeds from preferred stock issuance.........                1,500,000
   Proceeds from capital contribution.............                    7,500
   Costs incurred in connection with registration
     of common stock..............................                             (     48,000)
   Costs incurred in connection with issuance of
     preferred stock..............................           (      150,000)
---------------------------------------------------------------------------------------------
        Net Cash Provided by Financing Activities.                1,284,409       1,115,351
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash...................                  572,660    (    643,797)
Cash--Beginning of year...........................                  198,069       1,001,372
---------------------------------------------------------------------------------------------
        Cash--End of Period.......................            $    770,729      $   357,575
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
  Interest........................................            $     22,961      $     7,004
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                              DIVERSIFAX, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
--------------------------------------------------------------------------------

1.  Basis of Presentation    The consolidated balance sheet as of August 31,
                             1997, and the related consolidated statements of operations and cash flows for the nine and three month periods ended August 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

                             The November 30, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. The results of operations for the three and one month periods ended August 31, 1997 are not necessarily indicative of the operating results for the entire year.


2.  Loan Payable,
    Officer/Stockholder      During the nine months ended August 31, 1997, Dr.
                             Irwin A. Horowitz, the Chairman of the Board,
                             Chief Executive Officer and President of the
                             Company loaned the  Company an additional
                             $538,906, net of any repayments.

                             On May 6, 1997, in consideration for the additional interest-free loans made by Dr. Horowitz, the Company granted to Dr. Horowitz additional warrants to purchase 350,000 shares of common stock at an exercise price of $1.935 per share, all of which warrants are immediately exercisable.


3.  Stockholders' Equity     During the nine months ended August 31,1997, the
                             Company sold 29,362 units for a total purchase price of $52,000 in connection with the Company's private placement offering of up to 1,000,000 units. Each unit consists of one share of common stock and one three year warrant to purchase one share of common stock.

                             During the nine months ended August 31, 1997, the Company completed a private placement offering of 1,500 shares of the Company's series D convertible preferred stock, pursuant to Rule 506, for which the Company received gross proceeds of $1,500,000. Each share of the series D preferred stock is convertible into such number of shares of common stock as is determined by dividing $1,000 by the lesser of (A) 80% of the average bid price of the common stock for the five trading days immediately preceding the date of notice of conversion and (B)
                             (i) $2.25 for the first one-third of the shares of series D preferred stock converted by a holder; or
                             (ii) $2.50 for the next one-third of the shares of series D preferred stock converted by a holder; or
                             (iii) $2.75 for the balance of the shares of series D preferred stock converted by a holder.
                             In no event can the conversion price be less than $.60. The series D preferred stock unless sooner converted, automatically converts to shares of common stock on June 5, 2000.

                                              DIVERSIFAX, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
--------------------------------------------------------------------------------

3.  Stockholders' Equity
    (Continued)              In addition, holders of the series D preferred
                             stock are entitled to receive a six percent cumulative dividend on each share of series D preferred stock for the period that such share is outstanding. If on the proposed conversion date, the closing price per share of the common stock is $1.00 or less, then the Company can, at its option and in lieu of conversion, redeem any or all of the series D preferred stock for an amount equal to the sum of (1) $1,200 for each share of series
                             D preferred stock redeemed, plus (ii) all accrued but unpaid dividends, if any, on each share of series D preferred stock redeemed. If the Company chooses to redeem some, but not all of the series
                             D preferred stock, then the Company shall redeem a pro-rata amount from each holder of the series D preferred stock which was to be converted.

                             Through August 31, 1997, 103 shares of the series D preferred stock have been converted into 128,891 shares of common stock.


4.  Supplemental Disclosure
    of Noncash Operating,
    Investing and Financing
    Activities               During the nine months ended August 31, 1997, the
                             Company incurred capital lease obligations in the amount of approximately $109,000 in connection with the acquisition of microfiche scanner units for demonstration and rental purposes. In addition, the Company also entered into loan agreements in the amount of approximately $160,000 in connection with the acquisition of microfiche scanner units for resale.


5.  Litigation               In June, 1997, the Company entered into a
                             settlement agreement in connection with an action brought against the Company and Dr. Horowitz claiming that the Company owed and has refused to pay certain amounts due under an alleged oral agreement made with the plaintiff, to assist the Company in becoming the exclusive distributor for ScreenScan. Pursuant to the settlement agreement, the plaintiff has been made a distributor of the ScreenScan product in a limited area, subject to a required quota of sales, and 40,000 shares of common stock of the Company were issued to a designee of the plaintiff.

                             The Company was involved in an action in the Supreme Court, State of New York, New York County, entitled Diversified Investors Corp. v. DiversiFax, Inc. and Judd Rothman. The suit was brought seeking payment owed to plaintiff pursuant to prior non-interest bearing loans totaling $228,670, made to the Company by various creditors, two of whom have assigned their rights under the loans to Diversified Investors Corp.
                             The Company acknowledged the amount due, but had not paid because the creditors had not indicated how the amount was to be allocated (due to a dispute between the creditors). Based upon the agreement describing the debt, the Company believed that the amount was payable in Common Stock of the Company.

                                              DIVERSIFAX, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
--------------------------------------------------------------------------------

5.  Litigation (Continued)   The plaintiff was seeking cash in lieu of stock.
                             The Company and the plaintiff each appealed to the Appellate Division. In June, 1997, the Appellate
                             Division determined that payment of the debt should be made in cash. The Company filed a motion for leave to appeal to the Court of Appeals, which motion was denied. The Company had placed $287,000 in escrow as of August 31, 1997, which amount was subsequently disbursed to the plaintiff.

                             The Company is a party to a suit brought by Nassau County to obtain an accounting of amounts which it believes are due to the county pursuant to a contract with IMSG Systems, Inc.

                             The Company is a party to a suit brought by a former public relations firm of the Company which alleges that it has incurred damages as a direct result of alleged representations by the Company that it would enter into a contract with such firm.

                             Pursuant to a Supply and Distribution Agreement with ScreenScan, the Company agreed to purchase a minimum of $2,500,000 of microfiche scanner units during the one-year period ending September 30, 1997. Through August 31, 1997, purchases of approximately $843,000 were made. There can be no assurance that the Company will be able to distribute the full $2,500,000 of microfiche scanner units. ScreenScan is currently claiming that the Company has breached this agreement and it is seeking to terminate the Company's exclusive rights thereunder which would terminate the Company's minimum purchase obligation. This matter is presently before an arbitrator.


6.  Subsequent Events        In September, 1997, Dr. Horowitz made a one year
                             loan to the Company in the amount of $500,000, bearing interest at the rate of 8%. In consideration for the loan, the Company granted
                             Dr. Horowitz a three year warrant to purchase
                             1,100,000 shares of common stock at an exercise price of $.84375 per share. The warrant is immediately exercisable.

                             In September, 1997, Dr. Horowitz's son loaned the Company an aggregate of $178,700 in the form of two promissory notes, payable on or before September 19, 1998. The notes are non-interest bearing, provided however, that if the Company fails to make payment on or before the due dates, interest will accrue, from the due dates, at an annual rate of 8%. In consideration for the loans, the Company granted Dr. Horowitz's son a three year warrant to purchase 331,540 shares of the Company's common stock at an exercise price of $.78125 per share, and a three year warrant to purchase 61,600 shares of the Company's common stock at an exercise price of $.8125 per share. The warrants are immediately exercisable.

                                              DIVERSIFAX, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
--------------------------------------------------------------------------------

6.  Subsequent Events
    (Continued)              In September, 1997, the Company's shareholders
                             voted to amend the Company's certificate of incorporation to increase the aggregate number of shares of all classes of capital stock which the Company will have the authority to issue to 41,000,000, of which 40,000,000 shares shall be common stock, par value $.001 per share, and 1,000,000 shares shall be open stock, par value
                             $.001 per share. Shares of open stock may be issued from time to time in one or more classes or one or more series within any class thereof, in any manner permitted by law, as determined from time to time by the board of directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended August 31, 1997 Compared To Nine Months Ended August 31,
1996

Sales increased approximately $1,233,000 or 32.7% for the nine months ended August 31, 1997 compared to the nine months ended August 31, 1996. This increase was a result of the sales of microfiche scanner units under a recently formed dealership arrangement with ScreenScan Systems. Revenues derived form the Company's Smart Switch continue to be minimal.

Cost of sales represented 54.0% of sales for the nine months ended August 31, 1997 compared to 72.3% for the nine months ended August 31, 1996. This decrease is a direct result of management's continued efforts to cut costs and the renegotiation of commission rates with many of the Company's larger customers. In addition, the Company realizes a higher gross margin on the sale of microfiche scanner units than on its photocopy machine business.

Depreciation and amortization increased approximately $120,000 for the nine months ended August 1997 compared to the nine months ended August 31, 1996 as a result of depreciation of recently acquired copiers, accessories and microfiche scanner units used for demonstration purposes.

Selling, general and administrative expenses increased to approximately $1,848,000 for the nine months ended August 31, 1997 from approximately $1,479,000 for the nine months ended August 31, 1996. However, selling, general and administrative expenses decreased as a percentage of sales during the same period from 39.3% in 1996 to 37.0% in 1997. This decrease as a percentage of sales is due primarily to management's continued efforts to monitor its costs. Selling, general and administrative expenses for the nine months ended August 31, 1997 include the amortization of the consideration paid under a marketing agreement of approximately $206,000, the settlement of litigation in the amount of $70,000 and expenses incurred in connection with the marketing, promotion and development of the newly acquired ScreenScan dealership.

Interest expense increased approximately $16,800 for the nine months ended August 31, 1997 compared to the nine months ended August 31, 1996 as a result of the interest incurred on recently acquired capital lease obligations.

The above resulted in a net loss of $146,000 for the nine months ended August 31,1997 compared to a net loss of approximately $897,000 for the nine months ended August 31, 1996.

Three Months Ended August 31, 1997 Compared To Three Months Ended August 31,
1996

Sales increased approximately $732,000 or 91.1% for the three months ended August 31, 1997 compared to the three months ended August 31, 1996. This increase was a result of the sales of microfiche scanner units under a recently formed dealership arrangement with ScreenScan Systems.

Cost of sales represented 57.9% of sales for the three months ended August 31, 1997 compared to 60.3% for the three months ended August 31, 1996. This decrease is a direct result of management's continued efforts to cut costs and the renegotiation of commission rates with many of the Company's larger customers. In addition, the Company realizes a higher gross margin on the sale of microfiche scanner units than on its photocopy machine business.

Depreciation and amortization increased approximately $62,000 for the three months ended August 31, 1997 compared to the three months ended August 31, 1996 as a result of depreciation of recently acquired copiers, accessories and microfiche scanner units used for demonstration purposes.

Selling, general and administrative expenses increased to approximately $674,000 for the three months ended August 31, 1997 from approximately $457,000 for the three months ended August 31, 1996. However, as a percentage of sales, selling, general and administrative expenses decreased from 56.9% to 43.9%. This decrease is the result of the same factors as discussed in the nine month comparisons. Interest expense increased approximately $12,000 for the three months ended August 31, 1997 compared to the three months ended August 31, 1996 as a result of the interest incurred on recently acquired capital lease obligations.

The above resulted in a net loss of approximately $232,000 for the three months ended August 31, 1997 compared to a net loss of approximately $268,000 for the three months ended August 31, 1996.

Pursuant to the Supply and Distribution Agreement with ScreenScan, the Company agreed to purchase a minimum of $2,500,000 of microfiche scanner units during the one-year period ending September 30, 1997. Through August 31, 1997, purchases of approximately $843,000 were made. There can be no assurance that the Company will be able to distribute the full $2,500,000 of microfiche scanner units. ScreenScan is currently claiming that the Company has breached this agreement and it is seeking to terminate the Company's exclusive rights thereunder which would terminate the Company's minimum purchase obligation. This matter is presently before an arbitrator.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1997, the Company had cash and working capital (deficiency) of $771,000 and $1,470,000, respectively, as compared to $198,000 and ($615,000)
respectively, at November 30, 1996.

The Company's primary need for funds is to finance working capital, capital expenditures and the further development of the Company's Smart Switch business and ScreenScan dealership, and possible acquisitions.

Net cash used in operating activities of approximately $673,000 during the nine months ended August 31, 1997 resulted from net losses of $146,000, increases in accounts receivable of approximately $513,000, inventories of approximately $437,000, other assets of $287,000 and a decrease in accounts payable and accrued expenses of approximately $219,000, offset in part by depreciation and amortization of approximately $781,000.

Net cash provided by financing activities amounted to approximately $1,284,000 during the nine months ended August 31, 1997 primarily as a result of the net proceeds from the sale of preferred stock ($1,350,000), common stock ($52,000), and officer/stockholder's loans ($329,000), offset in part by the repayment of loans to affiliates ($431,000).

During the nine months ended August 31, 1997, the Company incurred capital lease obligations in the amount of approximately $109,000 in connection with the acquisition of microfiche scanner units for demonstration and rental purposes. In addition, the Company also entered into loan agreements in the amount of approximately $160,000 in connection with the acquisition of microfiche scanner units for resale.

The above resulted in a net increase in cash of approximately $573,000 for the nine months ended August 31, 1997.

In June, 1997, the Company successfully completed a private placement offering of 1,500 shares of its series D convertible preferred stock for which the Company received net proceeds of approximately $1,350,000. Each share of the series D preferred stock is convertible into such number of shares of common stock as is determined by dividing $1,000 by the lesser of
(A) 80% of the average bid price of the common stock for the five trading days immediately preceding the date of notice of conversion and

(B)(i) $2.25 for the first one third of the shares of series D preferred stock converted by a holder; or (ii)$2.50 for the next one-third of the shares of series D preferred stock converted by a holder; or (iii) $2.75 for the balance of the shares of series D preferred stock converted by a holder. In no event can the conversion price be less than $.60. The series D preferred stock unless sooner converted, automatically converts to shares of common stock on June 5, 2000. In addition, holders of the series D preferred stock are entitled to receive a six percent cumulative dividend on each share of series D preferred stock for the period that such share is outstanding. If on the proposed conversion date, the closing price per share of the common stock is $1.00 or less, then the Company can, at its option and in lieu of conversion, redeem any or all of the series D preferred stock for an amount equal to the sum of (i) $1,200 for each share of series D preferred stock redeemed, plus (ii) all accrued but unpaid dividends, if any, on each share of series D preferred stock redeemed. If the Company chooses to redeem some, but not all of the series D preferred stock, then the Company shall redeem a pro-rata amount from each holder of the series D preferred stock which was to be converted.

Through August 31, 1997, 103 shares of the series D preferred stock have been converted to 128,891 shares of common stock.

In September, 1997, Dr. Horowitz made a one year loan to the Company in the amount of $500,000, bearing interest at the rate of 8%. In consideration for the loan, the Company granted Dr. Horowitz a three year warrant to purchase 1,100,000 shares of common stock at an exercise price of $.84375 per share. The warrant is immediately exercisable.

In September, 1997, Dr. Horowitz's son loaned the Company an aggregate of $178,700 in the form of two promissory notes, payable on or before September 19, 1998. The notes are non-interest bearing, provided however, that if the Company fails to make payment on or before the due dates, interest will accrue from the dates, at an annual rate of 8%. In consideration for the loans, the Company granted Dr. Horowitz's son a three year warrant to purchase 331,540 shares of the Company's common stock at an exercise price of $.78125 per share, and a three year warrant to purchase 61,600 shares of the Company's common stock at an exercise price of $.8125 per share. The warrants are immediately exercisable.