Form 10QSB/A
period 1997-08-31
DIVERSIFAX INC
filed 1997-10-20
CIK 885462

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A


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

                                       DIVERSIFAX, INC.

                                       /s/ Irwin A. Horowitz
                                       ---------------------------
Date: October 15th, 1997               Irwin A. Horowitz
                                       Chairman of the Board of
                                       Directors, President and Principal
                                       Financial Officer
                                       (Chief Executive Officer)