Form 10KSB
period 1997-11-30
DIVERSIFAX INC
filed 1998-03-13
CIK 885462

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549
                                     FORM 10-KSB

(Mark One)
/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

    For the fiscal year ended   NOVEMBER 30, 1997
                                ------------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

                            Commission File Number   0-20936
                                                     -------

                                    DIVERSIFAX, INC.
                       ----------------------------------------
                    (Name of Small Business Issuer in Its Charter)

DELAWARE                                                       13-3637458
-------------------------------                             ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

4274 INDEPENDENCE COURT, SARASOTA, FLORIDA                    34234-2109
------------------------------------------                    ---------------
(Address of Principal Executive Offices)                      (Zip Code)

                                    (941) 351-2720
                                    --------------
                              (Issuer's Telephone Number
                                 Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
                                         None


Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.001 PER SHARE
                 ----------------------------------------------------
                                   (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
    --    --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The issuer's revenues for its most recent fiscal year: $5,552,743.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 20, 1998 was $3,858,787.

     There were 15,149,869 shares outstanding of the issuer's common stock, par value $.001 per share, as of February 20, 1998.

Transitional Small Business Disclosure Format (check one):
YES    NO X
   ---   ---
Documents incorporated by reference:
                                         None

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     DiversiFax, Inc. (the "Company") has been engaged, since November 1993, in the business of owning and operating coin and debit card pay-per-copy photocopy machines, microfilm reader-printers and accessory equipment. The Company currently intends to pursue a strategy of expanding this business through acquisitions.

     In addition, since April 1995, the Company has been engaged in the development and marketing of the Smart Switch-TM-, a computerized switching device with an automated switching system. The Smart Switch permits the use of any "off-the-shelf facsimile" ("Fax") machine as a public Fax machine and facilitates billing of a public Fax message without the need for human intervention or the incorporation of a high cost credit card reading device into the Fax machine. The Company through January 1994 owned and operated self-service, credit card activated, public access combination Fax machines, a business different than its current Smart Switch business.

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

     Since October 1996, the Company, through a supply and distribution agreement, has been engaged in the marketing and sale of scanner units capable of screening microfilm, microfiche and microcard images and (1) printing the scanned images onto a printer without the aid of a computer and/or (2) transferring the images to CD Rom and maintaining the information on the users' computers.

     The Company was incorporated under the laws of the State of Delaware on February 28, 1989. The Company's principal executive offices and operations center are located at 4274 Independence Court, Sarasota, Florida 34234-2109, telephone number (941) 351-2720.

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

     Pursuant to the terms of the Merger Agreements, the Company issued an aggregate of 662,000 shares of Convertible Voting Preferred Stock, Series A, par value $.001 per share (the "Series A Preferred Stock"), of the Company to Dr. Irwin A. Horowitz ("Dr. Horowitz"), the sole stockholder of IMSG and Affiliates, in exchange for all of their outstanding securities. The Preferred Stock was automatically converted into an aggregate of 6,620,000 shares of Common Stock of the Company in November 1995.

     As a result of the Mergers, the Company acquired the self-service pay-per-copy photocopier and microfilm reader-printers and accessories and the marketing capacity and customer base of IMSG and Affiliates, which comprises a substantial portion of the Company's business since November 1, 1993.

     Upon the consummation of the acquisition of IMSG and Affiliates, Dr. Horowitz became the Chairman of the Board, Chief Executive Officer and President of the Company. Prior to the Merger, from July 1993 to November 1, 1993, Dr. Horowitz served as Chief Operating Officer of the Company.

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

     OPERATIONS : COPIERS

     GENERAL. Since November 1, 1993, the Company, through its wholly-owned subsidiaries IMSG and Affiliates, has been engaged in the business of owning, leasing, operating and servicing coin and debit card pay-per-copy photocopiers and microfilm reader-printers (collectively the "Copiers"), cash dispensers, laser printers and accessory equipment. IMSG and Affiliates have been in business since 1969. The Company operates its Copiers in New York,

Massachusetts, Pennsylvania, Illinois, Connecticut, Florida, Vermont, New Hampshire, Wisconsin, North Carolina, South Carolina and Georgia, in various sites including libraries, courthouses, colleges, drug stores, office supply stores and similar high traffic outlets. The Company has over 2,500 Copiers and accessories on site. Generally, the Company is responsible for the collection of payments from each site and, at most locations, site operators share in the revenues derived from the copy sales at their site. The Company has the ability to service and repair its Copiers seven days a week. Users can pay per copy by inserting coins in the Copier or by using a debit access card, which the user may purchase at the site location.

     PRODUCTS. The Company's Copiers consist of a photocopier or microfilm reader-printer with an adaption which allows the user to operate the Copier and pay for the copy by inserting coins or a debit access card. The users can purchase debit access cards at the site location. If coins are used, the Copier will return change in excess of the price of the copies. As copies are made using the debit access card, the price of each copy is deducted from the aggregate value of the debit access card.

     SUPPORT SERVICES. The Company provides continuous preventative maintenance to its Copiers and related equipment based on manufacturer specifications. Frequency of service will vary depending upon usage of a given machine. Copiers in high volume locations may require servicing as frequently as once a day. The Company maintains service centers in Valley Stream (Long Island), New York; Albany, New York; Des Plains, Illinois; Sarasota, Florida; Jacksonville, Florida; Harrisburg, Pennsylvania; and Norwood, Massachusetts which it utilizes to service regional accounts including repairing machines and storing supplies and parts. The Company may also service machines on site. Service of the Copiers is provided to its customers seven days a week by the Company's staff which is supervised by the Company's trained managers. In addition, the Company provides four hour emergency service repair, when needed. The cost to the Company of providing service to its Copiers and related equipment is moderate, as the Company employs its own service personnel, and amounts to approximately $.04 per copy. Impact to the Company's revenues from down-time of Copiers due to repair is negligible, as nearly all locations have multiple machines and the Company's response time to service calls is generally prompt.

     MARKETING AND DISTRIBUTION. At February 20, 1998, the Company employed a sales staff of seven people (including two managers) and 61 service/sales technicians, who work to increase the Company's customer base in regions where it is currently operating, as well as to expand into new regions. To that end, the salespersons will target potential high-traffic locations and ascertain whether there is the need for the Company's Copiers and the potential that site locations will be profitable for the Company. The salesperson will then directly solicit the site locations for the placement for the Company's Copiers and establish a commission structure with its site operators. The Company's salespersons are compensated on either a salary basis, a commission only basis or on a combination salary/commission basis. The site operator commission structure varies with each customer, and will depend upon expected volume, usage, competition and profit margin.

     SUPPLIES AND SUPPLIERS. The Company currently purchases both new and used Copiers from a variety of sources, including acquiring Copiers from other companies as it expands when it purchases assets from other companies. Since machines are available from a variety or sources, the loss of any one supplier will not adversely impact the Company.

     The Company has primarily used Sharp photocopiers and Minolta microfilm reader-printers. The Company buys these machines and supplies from brokers, dealers and the manufacturers.

     The Company did not experience any difficulties in obtaining equipment or parts and supplies and does not anticipate that there will be any problems obtaining any equipment, parts or supplies in the future.

     EXPANSION STRATEGY. The Company presently intends to selectively expand its Copier operations in certain targeted areas in the United States, both into some regions where it has not previously operated, as well as expanding its presence in the regions where it currently operates its business, subject to the availability of requisite financing and the number of Copiers in the Company's inventory. The Company may seek such additional financing through equity and/or debt offerings, or through loans from Dr. Horowitz, its Chief Executive Officer, for which there can be no assurance of obtaining. During the fiscal years ended November 30, 1996 and November 30, 1997, Dr. Horowitz has made loans to the Company to finance acquisitions and for working capital and has deferred certain salary payments. At November 30, 1997, the Company owed Dr. Horowitz a balance of $1,781,000. In addition, the Company may pay all or a portion of the acquisition prices for such acquired businesses by means of issuing Common Stock of the Company.

     On January 27, 1994, the Company through its wholly-owned subsidiary, Coin Copy, Inc. acquired the contract revenues and business of MDM Copying Services, Coin-Op, Inc., which at the time had expanded the Company's position in the New York Metropolitan area.

     In June 1996, the Company, through its wholly-owned subsidiary JA-Hunt Services, Inc., acquired the assets of a Pennsylvania-based company engaged in the servicing of high end copier equipment and the retail sale of copier supplies and office equipment.

     In February 1998, the Company, through its wholly-owned subsidiary JA-Hunt Services, Inc., acquired the assets of a Florida-based company engaged in the retail sale and servicing of copier supplies and equipment. The annual revenues of the business prior to acquisition were approximately $300,000 and the purchase price was $80,000 ($40,000 in cash and $40,000 in stock) plus assumed liabilities of approximately $45,000.

     It is the Company's intent, subject to the availability of requisite capital, to acquire a substantial number of companies in these and other fields related to the Company's business.

     The Company's planned expansion requires an increase in the number of its Copiers and accessories. Additionally, as the Company expands into new regions, it will carefully consider whether new service centers should be established and will engage additional service staff members and supervising technicians. The Company intends to continue to focus on controlled growth in new and existing domestic market areas, so that the Company will expand at a rate which will absorb new business without disrupting operations, and optimize working capital. There can be no assurance that the Company's expansion strategy will be successful.

     SIGNIFICANT CUSTOMERS. During the fiscal years ended November 30, 1997 and November 30, 1996, revenue derived from one of the Company's Copier customers, a large university located in the southeastern United States, amounted to approximately 11.5% and 11.6%, respectively, of the Company's revenues. The Company's contract with this university will expire in 1998 and such university has requested bids for a new contract which was required by state law.

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

     COMPETITION. The Company markets its coin-operated Copier services to users at site locations who need to copy documents, books and other materials located at the sites where the Company's Copiers have been placed. Other companies that offer similar coin-operated services include Continental Copy Products Limited, Dual/Select Office Supplies, Inc. and Boston Copico. Each of these competitors competes directly with the Company in a different and limited geographic region. Continental Copy Products Limited principally conducts operations in Connecticut and downstate New York (including New York
City); Dual Office Supplies principally conducts operations in Illinois and Boston Copico principally conducts operations in Massachusetts, Connecticut, downstate New York and southern Florida. Competition between companies is generally based on price and quality of service offered.

     SEASONALITY. The Company's Copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns. Although the Company has experienced working capital deficits and cash flow tends to be tight in these periods of low revenue, the Company has not experienced severe cash flow difficulties, due to the reasons discussed in this paragraph. Seasonally slow periods are immediately preceded by periods of high volume of use, which generate increased cash flows. In addition, because the Copier business is conducted primarily in cash, there is no lead time between sales and collections. Also, fluctuations are regular and predictable, thereby allowing the Company to plan for such low revenue months. Over the past three fiscal years, Dr. Horowitz, the Chief Executive Officer of the Company, has advanced funds to the Company when needed so that it could meet its day to day cash obligations, although there can be no assurance he will continue to do so in the future. Cash flow has also been favorably affected in that many creditors have typically allowed the Company to forbear during these slow months, although there can be no assurance they will continue to do so in the future. Finally, the Company expects that the addition of its microfiche scanner operations will offset to some extent the seasonality of Copier operations, as scanner revenues are expected to be higher during the summer months, during which period universities and public libraries, the primary customers of scanners, receive a high proportion of their municipality funding. See "Microfiche Scanner Operations."


OPERATIONS: FAX MACHINES (SMART SWITCH-TM-)

     GENERAL - THE SMART SWITCH. The Company commenced its Smart Switch-TM-operations in April 1995, upon the acquisition of the Smart Switch. The Smart Switch is a computerized switching device, which has an automated switching system, which permits the use of any "off the shelf" Fax machine as a public Fax machine and facilitates billing of a public Fax message without the need for human intervention or the incorporation of a high cost credit card reading device into the Fax machine. When using a Fax machine equipped with a Smart Switch, the user takes the phone off the hook and hears a voice prompt directing the user to enter his or her credit card number and expiration date. Once verified, the Smart Switch gives the caller a dial tone and allows a direct call to be placed to the receiving Fax machine. If the Fax number dialed is busy, the Smart Switch will give the caller a Fax tone and accept and store the Fax for later retry, allowing the customer the ability to have the Fax sent to a busy fax at such time as it becomes free, without any human intervention.

     Because the Smart Switch is a computer based system and not equipment based, the Smart Switch gives the Company the capacity to offer a variety of Fax and voice services, such as Fax and voice mailbox systems and services that allow users to send and receive faxes directly in a hotel room without additional costly telephone lines, together with other services which allow users to make copies and print from lap top computers, all in one unit.
These units are available to hotels, libraries and airport lounges, and domestic and international Fax transmission services at competitive rates. The Smart Switch permits hotels to offer in-room Fax machines for guests' confidential use, as well as a port to plug into guests laptop computers, enabling guests to print reports from fax machines and allowing copies to be made on plain paper, thereby converting each room into a "Smart Suite". The Smart Switch software has been upgraded by the Company following its acquisition to permit billing of the user not only through the user's credit card but also by billing to the user's hotel bill either by a transfer of the billing information to the hotel's computer or by an electronic scanning of calls to listen for a Fax tone.

     SUPPORT SERVICES. The Company services the Smart Switch units in all states where it currently services its Copiers and related equipment. In other states, the Company will be using outside service companies for this purpose.

     MARKETING AND DISTRIBUTION. The Smart Switch is marketed under the direction of Paul

Akel, the President of DiversiFax Information Services, Inc., the wholly-owned subsidiary of the Company conducting Smart Switch operations.

     Although certain limited trials of a version of the Smart Switch had been conducted, no sales of the Smart Switch had been made prior to its acquisition by the Company. The Company commenced marketing of the Smart Switch in April 1995 and has placed units under lease at hotels, airport lounges, libraries and colleges, principally in the Northeast. The term of the agreements range from one year to 39 months, and the hotel, lounge or other party is responsible to pay the Company for the cost of the equipment as well as a per minute usage charge. Generally, users of Fax machines (e.g., hotel guests) are charged by the minute per usage, with the amounts collected by the Company, who remits a portion to the relevant provider of the Fax machine (e.g., the hotel). In some cases, the hotel collects for usage, and remits the required portion to the Company.

     The initial results from the Company's Fax machine operations have been below expectations. A number of hotels, airport lounges, libraries and colleges, as described above, have installed and are currently utilizing the Smart Switch. Specifically, there are 52 units in hotels, five units in airport lounges and five units in libraries and universities. Several hotels have canceled or determined not to permanently install a significant number of such machines, apparently primarily due to a competitor who has been providing in-room fax machines to hotels free of charge. One hotel returned 87 machines which the Company believes is related to a change in control of such hotel. There can be no assurance that there will not be a material amount of additional cancellations, or that significant new orders will develop so as to make the Fax machine operations of the Company profitable. Smart Switch revenues to date have been nominal. There can be no assurance that the Smart Switch will gain broad market acceptance.

     In November 1995, the Company entered into an agreement with AT&T to jointly market the Company's in-room Fax services on an exclusive basis to AT&T hotel accounts, and in November 1996, the Company entered into a co-marketing agreement with Danka.

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

     AGREEMENT WITH AT&T. In November 1995, the Company and AT&T entered into an agreement providing for the joint marketing of the Smart Switch in hotels utilizing AT&T's "0 Plus" service. The Agreement was for an initial term of one year, absent termination based on breach, and has been renewed by agreement of the parties for an additional two year term. Under the agreement, the Company will (a) obtain, install and maintain all individual Fax units and the Facsimile Central Systems at hotel units desiring the service and (b) partner exclusively with AT&T for hotels with AT&T "0 Plus" service. AT&T is required to (a) provide a sales distribution channel for agreed upon territories, (b) provide sales support, and (c) exclusively offer the Smart Switch in room Fax service during the term of the agreement. The Company will be compensated directly by
the hotels and users (guests) of the Smart Switch.    To date, minimal sales
have resulted from this agreement.

     AGREEMENT WITH DANKA. In November 1996, the Company entered into a co-marketing agreement with Danka to jointly market the Company's Smart Switch Fax services. It is contemplated that Danka will provide hotels with Fax machines incorporating Smart Switch functionality as part of Danka's preferred vendor status offered to Hotel Franchise System, a hotel chain association, whose members include, among others, Ramada Inn, Travelodge, Days Inn, Howard Johnson and Super 8. Danka is a leading independent supplier of office imaging equipment and related services. To date, no revenues have been generated under this agreement.

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

     CREDIT CARD REGULATIONS. The Company's Fax business is dependent on its securing processing for its credit card transactions. Credit card companies establish the rules and regulations for eligibility for processing and determine which businesses may accept their cards, and upon what terms. While the Company's facsimile machines are presently processed through all major credit card companies, there can be no assurance that in the future some or all credit card companies may not change the terms upon or circumstances under which their credit cards will be accepted so as to adversely effect the business of the Company.

     COMPETITION. The public Fax business is in an early stage of development. The Company does not know of any other company which offers a computer software switching device which can convert any "off-the-shelf" Fax machine into a public Fax. The Company's principal competitors must physically reconfigure each fax machine they install using a procedure that can only be used on a particular model of fax machine in which they usually specialize (the same procedure cannot be used on different models). AlphaNet, the Company's largest competitor, is able to reconfigure a particular model fax machine and has placed these reconfigured machines at a large number of locations. Other competitors, Teledex and Action Fax, offer products which do not currently offer the various features of the Company's Smart Switch, such as the range of useable fax machines, customized billing by floor or room and voice mail. In general, AlphaNet competes in all of the Company's markets, while Teledex and Action Fax offer competition only in limited markets. Competition between companies is generally based on price and quality of service offered. It should be noted, however, that if the public Fax business generates substantial profits and appears to be capable of significant growth, other companies with greater resources than the Company's may enter the business and present intense competition. The Company believes that if this were to occur, it could expect to encounter significant competition in two general areas: (i) other companies organized to provide public facsimile transmission services and/or equipment, and (ii) assisted facsimile transmission services. In addition, it should be noted that facsimile transmission also competes with alternative methods of document delivery, principally overnight small package express services such as Federal Express and United Parcel Service, as well as the United States Post Office Express Mail Service. In all of the foregoing areas, virtually all competitors can be expected to be considerably better established and larger than the Company in total assets and resources.

     SEASONALITY. Based on the limited information available to the Company regarding the public Fax industry, it appears to the Company that the Smart Switch business is subject to seasonal fluctuations. Revenues from the Smart Switch tend to be lower during the summer months due to the vacation patterns of business travelers. These fluctuations appear to be regular and predictable, thereby allowing the Company to plan for such low revenue months. Over the past three fiscal years, Dr. Horowitz, the Chief Executive Officer of the Company, has advanced funds to the Company when needed so that it could meet its day to day cash obligations, although there can be no assurance he will continue to do so in the future Finally, many creditors have typically allowed the Company to forbear during these slow months, although there can be no assurance they will continue to do so in the future.

MICROFICHE SCANNER OPERATIONS

     In October 1996, and as amended, the Company entered into a Supply and Distribution Agreement with ScreenScan Systems, Inc. ("ScreenScan"), pursuant to which the Company has acted as the exclusive distributor of ScreenScan's 100C/200C Centronics interface scanners in North and South America. Pursuant to the agreement, as amended, the Company has agreed to purchase a minimum of $1,080,000 of scanner units during the period from October 1997 to March 31, 1998, which units are in addition to the units purchased by the Company prior to October 1997. The Company is currently marketing the scanners to university libraries, public libraries, insurance companies and banks throughout the United States. The scanner units are capable of scanning microfilm, microfiche and microcard images and (1) printing the scanned images onto a printer without the aid of a computer and/or (2) transferring the images to CD Rom and maintaining the information on the user's computers.
 These machines can be card and coin operated for public use, thereby creating a revenue source for libraries. The Company offers service contracts to its customers with respect to this product. The first scanner system sold by the Company was in November 1996 and sales during the fiscal year ended November 30, 1997 were approximately $968,000.

     The scanner units are marketed by the Company through five salespersons exclusively marketing this device as well as other salespersons at the Company. The Company also advertises the product in magazines and displays it at library shows throughout the country. Marketing efforts are also undertaken by ScreenScan.

     Competition with respect to the scanning device includes a laser scanning machine produced by Canon Corporation, which the Company believes is of lesser quality and more expensive. There can be no assurance that additional competition, including from companies with greater resources than that of the Company, will not occur in the future.

     The Company anticipates that sales of microfiche scanner units will be higher during the summer months. During this season, universities and public libraries receive a high proportion of their municipal funding, which will provide them with the funds to consummate scanner purchases.

EMPLOYEES

     At February 20, 1998, the Company had 81 full time employees, including one executive officer, four managers, 61 service technicians, eight clerical and administrative employees and seven sales persons (of which two are managers), none of whom are subject to a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

     The executive offices of the Company are currently maintained at 4274 Independence Court, Sarasota, Florida 34234-2109. These facilities are comprised of executive offices, warehouse space and repair facilities covering approximately 5,000 square feet. The Company presently has a three year lease with respect to its office facility at $3,103 per month.

     The Company also maintains service centers in Norwood, Massachusetts; Albany, New York; Valley Stream, New York; Des Plains, Illinois; Harrisburg, Pennsylvania; and Jacksonville, Florida. The Company utilizes these service centers to service regional accounts including repairing machines and storing supplies and parts. The Norwood, Massachusetts service center is leased for a monthly rent of $650. The Albany, New York service center is leased for a monthly rent of $1,219. The Valley Stream, New York service center is leased for a monthly rent of $2,145. The Des Plains, Illinois service center is leased for a monthly rent of $950. The Harrisburg, Pennsylvania service center is
leased for a monthly rent of $1,417.   The Jacksonville, Florida service center
is leased for a monthly rent of $1,385.

     All space currently utilized by the Company is dedicated to administrative, marketing, data processing, equipment assembly storage, service, maintenance and clerical functions. The Company believes that its facilities are adequate for its present operations. Additionally, the Company believes its facilities are adequately covered by insurance.

     Machines are on site locations throughout New York, Massachusetts, Pennsylvania, Illinois, Connecticut, Florida, Vermont, New Hampshire, Wisconsin, North Carolina, South Carolina and Georgia.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings, except as follows:

     On October 26, 1995, the Company instituted an action in Supreme Court, State of New York, Nassau County, entitled IMSG SYSTEMS, INC. V. KEVIN T. GALLAGHER AND LGG CORP. D/B/A BOSTON COPICO. The Company brought the action to enforce a restrictive covenant against Kevin Gallagher, a former employee of the Company. LGG Corp. counterclaimed for $1,750,000 based upon an alleged unfair or trade practice in seeking to prevent it from hiring Mr. Gallagher. The Court denied the Company's motion for a permanent injunction. Discovery proceedings are still pending.

     On October 30, 1995, an action was brought against the Company in Supreme Court, State of New York, New York County, entitled DIVERSIFIED INVESTORS CORP. V. DIVERSIFAX, INC. AND JUDD ROTHMAN. The suit was brought seeking payment owed to plaintiff pursuant to prior non-interest bearing loans totalling $228,670 made to the Company by various creditors, two of whom have assigned their rights under the loans to Diversified Investors Corp. The Company acknowledged the amount due, but had not paid because the creditors had not indicated how the amount was to be allocated (due to a dispute between the creditors). Based upon the agreement describing the debt, the Company believed that the amount was payable in Common Stock of the Company. The plaintiff sought cash in lieu of stock. The Company and the plaintiff each appealed to the Appellate Division. The Appellate Division has determined that payment of the debt should be made in cash. The Company filed a motion for leave to appeal to the Court of Appeals, which motion was denied. The judgment was satisfied by the Company in October, 1997.

     On March 28, 1997, an action was commenced against the Company in the Supreme Court of Nassau County, entitled THE COUNTY OF NASSAU V. IMSG SYSTEMS, INC., in which the County of Nassau is seeking an accounting at the end of a contract with IMSG. The Company believes that all appropriate payments were made to the County and that the County was overpaid. Discovery is now in process.

     On May 8, 1997, an action was brought against the Company in United States District Court, District of Nevada, entitled MARKETING DIRECT CONCEPTS, INC. V. DIVERSIFAX, INC. AND IRWIN HOROWITZ. Marketing Direct Concepts, Inc. alleges that it performed marketing and public relation services on behalf of the Company pursuant to an oral agreement with the Company, and is seeking $214,000 for fees and out-of-pocket expenses in connection therewith. The Company disputes the existence of an oral agreement and the amount of claimed services performed, including whether or not any services were performed at all.

     The Company believes that the outcome of the above actions will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 8, 1997, the Company held its Annual Meeting of Stockholders. At such meeting stockholders elected the following persons as directors: Irwin
A. Horowitz, Eugene Bilotti and Kenneth Ross Wolfe. In addition, the following matters were approved:

     a)  ratification and approval of Company's 1996 Stock Option Plan:

          For:           7,939,978
          Against:         596,814
          Abstain:          81,950
          Not voted:     4,107,882

     b) approval of amendment to Company's Certificate of Incorporation to increase number of authorized shares:

          For:           12,136,667
          Against:          549,637
          Abstain:           40,320

     c) ratification of Hoberman, Miller, Goldstein & Lesser, P.C., as independent auditors:

          For:           12,591,263
          Against:          101,430
          Abstain:           33,931

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



                                                       PRICE RANGE
                                                  HIGH                LOW


YEAR ENDED NOVEMBER 30, 1997


1st Quarter                                       3 1/16              1 3/4

2nd Quarter                                          3                1 3/4

3rd Quarter                                       2 15/16              3/4

4th Quarter                                         7/8                3/8

YEAR ENDED NOVEMBER 30, 1996

1st Quarter                                        9 3/16               7

2nd Quarter                                        8 1/16             4 5/8

3rd Quarter                                        5 7/8             2 15/16

4th Quarter                                       4 11/16             1 3/4

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of March 10, 1998, there were approximately 166 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

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

     Holders of Series D Preferred Stock are entitled to a 6% cumulative dividend, payable in cash or in Common Stock, or any combination thereof, as determined by the Company. The Series D Preferred Stock was issued to "accredited investors" in reliance under the exemption provided by Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended, and the terms of such securities are described in Item 6 hereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FISCAL YEAR ENDED NOVEMBER 30, 1997 COMPARED TO THE FISCAL YEAR ENDED NOVEMBER 30, 1996.

     Sales increased approximately $461,000 or 9.0% for the fiscal year ended November 30, 1997 compared to fiscal 1996. This increase is the result of sales of microfiche scanner units of approximately $968,000 under a recently formed dealership arrangement with ScreenScan Systems, offset in part by a decrease in coin-operated Copier revenues. This decrease in Copier revenues was the result of the loss of a contract with a library system in the City of New York, which provided sales of approximately $319,000 during fiscal 1996, the loss of a municipal agency in Long Island, New York, which provided sales of approximately $173,000 during fiscal 1996, and the loss of certain other of the Company's customers and the continued elimination of non-profitable accounts. In addition, during the fourth quarter of fiscal 1997, the Company's contract with a university in the southeast, which provided sales of approximately $245,104 in fiscal 1997, was not renewed. There are two primary reasons for the loss of customers by the Company. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. Over the past few years, the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal, the Company may be out bid by its competitors. Secondly, the Company has continued a critical review of its customer base, initiated during fiscal 1996, and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable. The Company believes sales from its microfiche scanner units will continue to expand and revenues from the acquisition of companies involved in more traditional sales and servicing of Copiers will expand. Revenues derived from the Company's Smart Switch continue to be minimal.

     Cost of sales represented 68.2% of sales for the fiscal year 1997 compared to 82.2% of sales for the fiscal year 1996. This decrease was primarily the result of the higher gross margins realized on the sale of microfiche scanner units than on the Company's Copier revenues, along with management's continued efforts to cut costs, the renegotiation of commission rates with many of the Company's larger customers and the elimination of non-profitable accounts.


     Depreciation and amortization decreased approximately $252,000 for the year ended November 30, 1997 compared to the year ended November 30, 1996 as a result of certain of the Company's Copiers becoming fully depreciated during fiscal 1996 and a decrease in the write off of intangible assets from prior years.

     Selling, general and administrative expenses increased to approximately $2,667,000 or 48% of sales for the year ended November 30, 1997 from approximately $1,942,000 or 38.1% of sales for the year ended November 30, 1996. This increase is primarily attributable to the amortization of Common Stock issuances under a marketing agreement (approximately $206,000), various litigation settlements (approximately $150,000), costs incurred in connection with attempted and unsuccessful acquisitions and expenses incurred in connection with the marketing, promotion and development of the newly acquired ScreenScan dealership.

     Interest expense increased approximately $170,000 for the year ended November 30, 1997 compared to the year ended November 30, 1996 as a result of interest incurred on recently acquired capital lease obligations and the recognition of approximately $137,000 in interest expense in connection with the issuance of options and warrants to purchase Common Stock in fiscal 1997.

     As a result of the continued operating losses, the Company further evaluated the realizability of the deferred tax asset and determined an increase in the valuation allowance in the amount of $640,000 was required, resulting in a net deferred tax asset of $180,000 which is equal to the existing deferred tax liabilities at November 30, 1997.

     The above factors resulted in a net loss of approximately $1,896,000 for the year ended November 30, 1997 compared to a net loss of approximately $2,171,000 for the year ended November 30, 1996.

     The Company's Copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns. However, the Company expects that the addition of its microfiche scanner operations will offset to some extent the seasonality of Copier operations, as scanner revenues are expected to be higher during the summer months, during which period universities and public libraries, the primary customers of scanners, receive a high proportion of their municipality funding.

THE FISCAL YEAR ENDED NOVEMBER 30, 1996 COMPARED TO THE FISCAL YEAR ENDED NOVEMBER 30, 1995.

     Sales, substantially all of which were derived from Copier operations, declined approximately $599,000 or 10.5% for the fiscal year ended November 30,
1996 compared to fiscal 1995.   This decline was the result of the loss of
certain of the Company's customers and the elimination of non-profitable accounts, offset in part by the additions of a university and a major library system to the Company's customer base in March and July of 1995, respectively. There are two primary reasons for the loss of customers by the Company. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. Recently, the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal, the Company may be out bid by its competitors. Secondly, during fiscal 1996, the Company commenced a critical review of its customer base and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable based on the revenue generated by the customer. In March 1996, the Company was not successful in its bid for the renewal of its contract with a library system in the

City of New York, which provided approximately 12.3% of the Company's sales for the fiscal year ended November 30, 1995. The Company continued to collect revenue from this library system through July 1996, when the last of the Company's copiers were removed. Revenue derived from the Company's Smart Switch were minimal.

     Cost of sales represented 82.2% of sales for the fiscal year 1996 compared to 78.3% of sales for the fiscal year 1995. The increase is primarily attributed to an increase in the cost of toner and other supplies, and additional technical support needed for new equipment purchased. In addition, the Company continued its program to refurbish its Copiers and reader printers which commenced in the second half of fiscal 1995. Management believes that for certain segments of its customer base refurbishment represents a less costly alternative to the purchase of new equipment. In addition, the Company's current commission structure as a percentage of revenue was higher in fiscal 1996 than in previous years as a result of increased competition and the loss of a major library system, which received a flat rate commission irrespective of the amount of revenue generated.

     As a result of the unfavorable determination with the State of Connecticut, the Company continues to provide a provision, included in cost of sales, for any other sales tax assessments by any other states that may arise. For the fiscal year ended November 30, 1996, the Company accrued an additional $200,000.

     Depreciation and amortization increased approximately $496,000 for the year ended November 30, 1996 compared to the year ended November 30, 1995 as a result of depreciation on recently acquired Copiers and accessories, depreciation of the Company's Smart Switch software and the write off of certain intangible assets obtained in connection with a prior acquisition.

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

     Interest expense decreased approximately $124,000 for the year ended November 30, 1996, compared to the year ended November 30, 1995, as a result of the Company's paying off all outstanding bank indebtedness in December 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1997, the Company had cash of $805,000 as compared to $198,00 at November 30, 1996. Working capital at November 30, 1997 was $1,015,000 as compared to a working capital deficiency of $615,000 at November 30, 1996.

     The Company's primary need for funds is to finance working capital, capital expenditures and the further development of the Company's Smart Switch business and ScreenScan dealership and the acquisition of new businesses and the further growth of acquisitions to broaden and diversify its revenue source making it less seasonal.

     Net cash used in operating activities of approximately $1,216,000 during the fiscal year ended November 30, 1997 resulted from the net loss of approximately $1,896,000 offset by non-cash items including depreciation and amortizations, ($794,000), a decrease in the deferred tax benefit ($30,000), and interest and other expenses related to the issuance of stock options (171,000). In addition, net cash used in operating activities included increases in accounts receivable ($166,000) and inventories ($151,000) and a decrease in accounts payable and accrued expenses ($148,000), offset by a decrease in prepaid expenses and other ($96,000). Net cash used to settle litigation amounted to approximately $58,000.

     Net cash used in investing activities in the amount of approximately $12,000 during the fiscal year ended November 30, 1997 resulted from the acquisition of Copiers and accessories.

     In addition, during the year ended November 30, 1997, the Company incurred capital lease obligations in the amount of approximately $273,000 in connection with the acquisition of microfiche scanner units.

     Net cash provided by financing activities amounted to approximately $1,835,000 during the fiscal year ended November 30, 1997 primarily as a result of the proceeds from the sale of Common and Preferred Stock of $52,000 and $1,325,000 respectively, stockholders' loans of $795,000, offset by the repayment of affiliate loans and capital lease obligations of $325,000. The proceeds from stockholders' loans represent loans from Dr. Irwin A. Horowitz, the Chairman of the Board, Chief Executive Officer and President of the Company and Gregg Horowitz (Dr. Horowitz's son). For the fiscal year ended
November 30, 1997, Dr. Horowitz loaned a net aggregate amount of approximately $616,000 and Gregg Horowitz loaned $178,700. At November 30, 1997, the amount of the loans payable by the Company to Dr. Irwin Horowitz and Gregg Horowitz were $1,781,000 and $178,700, respectively.

     The above resulted in a net increase in cash of approximately $607,000 for the year ended November 30, 1997.

     In June 1997, the Company completed a private placement of 1,500 shares of Series D Convertible Preferred Stock of the Company (the "Preferred Stock") at a price of $1,000 per share, for which it received gross proceeds of $1,500,000. After expenses of the sale of approximately $175,000, the Company received net proceeds of approximately $1,325,000. Each share of the Series D Preferred Stock is convertible into such number of shares of Common Stock of the

Company as is determined by dividing $1,000 by the lesser of (A) 80% of the average bid price of the Common Stock for the five trading days immediately preceding the date of notice of conversion and (B) (i) $2.25 for the first one third of the shares of Series D Preferred stock converted by a holder; or (ii) $2.50 for the next one-third of the shares of Series D Preferred stock converted by a holder; or (iii) $2.75 for the balance of the shares of Series D Preferred Stock converted by a holder. In no event can the conversion price be less than $.60. The Series D Preferred Stock, unless sooner converted, automatically converts into shares of Common Stock on June 5, 2000. In addition, holders of the Series D Preferred stock are entitled to receive a six percent cumulative dividend on each share of Series D Preferred Stock for the period that such share is outstanding. If on the conversion date, the closing price per share of the Common Stock is $1.00 or less, then the Company can, at its option and in lieu of conversion, redeem any or all of the Series D Preferred stock for an amount equal to the sum of (i) $1,200 for each share of Series D Preferred Stock redeemed, plus (ii) all accrued but unpaid dividends, if any, on each share of Series D Preferred stock which was to be converted.

     Through November 30, 1997, 679 shares of the Series D Preferred Stock have been converted to approximately 1,072,000 shares of Common Stock.

     In May 1997, in consideration for interest free loans aggregating approximately $555,000 (which amount includes reduced salary payments) made by Dr. Horowitz from December 1, 1996 though May 2, 1997, which loans do not become due upon demand until December 1, 1997, the Company granted to Dr. Horowitz three year warrants to purchase 350,000 shares of Common Stock, at an exercise price of $1.9375 per share, all of which warrants are immediately exercisable. In September 1997, in consideration of Dr. Horowitz having made an additional one year interest-free loan to the Company in the amount of $500,000, the Company granted Dr. Horowitz a three year warrant to purchase 1,100,000 shares of Common Stock at an exercise price of $.84375 per share. The warrant is immediately exercisable.

     In September 1997, Gregg Horowitz, loaned the Company an aggregate of $178,700 in the form of two promissory notes, payable on or before September 19, 1998. The notes are non-interest bearing, provided however, that if the Company failed to make payment on or before the due dates, interest will accrue from the dates of origination, at an annual rate of 8%. In consideration for the loans, the Company granted Gregg Horowitz a three year warrant to purchase 331,540 shares of Common Stock at an exercise price of $.78125 per share, and a three year warrant to purchase 61,600 shares of Common Stock at an exercise price of $.8125 per share. The warrants are immediately exercisable.

     In February 1998, the Company's Board of Directors voted to lower the exercise price of all outstanding options and warrants held by Dr. Horowitz, and other employees of the company (except for Dr. Horowitz's incentive stock options which were lowered to $.4125 per share) to $.375 per share, the then current market value of the Common Stock, in consideration of his agreement to extend the due date of all of his loans to the Company to February 19, 1999.

     In February 1998, the Company, through its wholly-owned subsidiary JA-Hunt Services, Inc., acquired the assets of a Florida-based company engaged in the retail sale and servicing of copier supplies and equipment for a purchase price of $80,000 ($40,000 cash and $40,000 of Common Stock) plus assumed liabilities.

     Management continues to believe the expected cash flow from operations, the expected growth of newly acquired companies, its ScreenScan dealership, and the willingness and ability of the Company's Chief Executive officer to fund any operating deficit will allow the Company to continue operations over the next 12 months. However, no assurance can be given that these factors will materialize.


ITEM 7.  FINANCIAL STATEMENTS

     The response to this Item is submitted as a separate section to this report on pages F-1 through F-24.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING ON FINANCIAL DISCLOSURE

     None

                                      PART III

Directors and Executive Officers

     The current directors and executive officers of the Company are as follows:


NAME                               AGE                 POSITION

Dr. Irwin A. Horowitz              61                  Chairman of the Board,
                                                       Chief Executive Officer
                                                         and President

Richard R. Confessore              55                  Chief Financial Officer

Judd Rothman                       55                  Director

Kenneth Ross Wolfe                 52                  Secretary and Director


     Irwin A. Horowitz has been the Chairman of the Board, Chief Executive Officer and President of the Company since November 1, 1993. From July through October 1993, he served as Chief Operating Officer of the Company. For more than the past five years, Dr. Horowitz has been Chairman of the Board and President of IMSG Systems, Inc. and certain affiliated companies ("IMSG and Affiliates"), which were acquired by the Company effective November 1, 1993.
Dr. Horowitz is a director of Dynamics Imaging, Inc., a private company which is primarily engaged in the development of advanced medical technologies.

     Richard R. Confessore was appointed Chief Financial Officer of the Company in February 1998. From 1996 to 1998, Mr. Confessore was employed at Arthur Andersen Technology Solutions as a software test designer and executer. During 1995 and 1996, Mr. Confessore served as Chief Financial Officer of Just Like Home, Inc., a publicly-held developer and operator of assisted living facilities. From 1993 to 1995, he served as Chief Executive Officer and Chief Financial Officer of Salvatori Opthalmics, Inc., a publicly-held manufacturer
and distributor of contact lenses.   Mr. Confessore, a CPA, graduated from the
University of Miami.

     Judd Rothman has been a director of the Company since February 5, 1998.
Mr. Rothman is one of the Company's original founders and the former Treasurer and Chief Financial Officer from 1989 to 1993. Since 1994, Mr. Rothman has been President of ProTect Business Management Corp., a management consulting firm. Since 1992, Mr. Rothman has also been President of Rothman & Rothman P.C., Certified Public Accountants. Mr. Rothman received a BS degree from the University of Louisville.

     Kenneth Ross Wolfe has been a director of the Company since November 1, 1993 and was Secretary of the Company from November 1994 to January 1996, and has served as Secretary of the Company from May 1996 to present. Mr. Wolfe is an attorney who has maintained a private law practice since 1976 and, since January 1, 1998, has been the senior partner of Wolfe, Romano &

Joyce, LLP. From 1969 to 1976, he was a prosecuting attorney in New York, including two years as a Special Assistant Attorney General in the Office of The Special State Prosecutor, investigating corruption in the criminal justice system. Mr. Wolfe received his JD degree from Brooklyn Law School in 1969, where he served as a member of the law review. He is admitted to practice in New York, as well as various Federal Courts, including the United States Supreme Court.

     No family relationship exists between any director or executive officer and any other director or executive officer.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during fiscal year ended November 30, 1997 all filing requirements applicable to Reporting Persons were complied with, except with respect to Mr. Eugene Bilotti, a former director, for whom there was one late filing (a sale of Common Stock).


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended November 30, 1997, 1996 and 1995. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal year ended November 30, 1997. For the purposes of this table, warrants are deemed to be equivalent of stock options.


                                                   ANNUAL COMPENSATION               LONG TERM
                                                                                     COMPENSATION

NAME AND PRINCIPAL            YEAR      SALARY ($)     BONUS ($)      OTHER ($)(1)   SECURITIES UNDERLYING
POSITION                                                                             OPTIONS (#)
----------------------        ----      ----------     ---------      ------------   ---------------------

Dr. Irwin A. Horowitz         1997      125,000(2)     --             88,724         2,485,577
Chairman of the
Board, Chief Executive
Officer and President
                              1996      126,142        --             67,200         1,277,520

                              1995      201,923        --             65,155         --

(1) Represents the fair market value of benefits and perquisites afforded by the Company to Dr. Horowitz.


(2)  Includes accruals of $91,896 for amounts that were deferred.


OPTION GRANTS IN FISCAL 1997
(INDIVIDUAL GRANTS)

     The following table sets forth certain information of the named executive officer with respect to grants of options (for the purposes of this table, warrants are deemed to be equivalent to stock options) to purchase Common Stock of the Company made during the fiscal year ended November 30, 1997.


                    NO. OF         % OF TOTAL
                    SECURITIES       OPTIONS
                    UNDERLYING     GRANTED TO     EXERCISE PRICE      EXPIRATION
                    OPTIONS        EMPLOYEES        ($/SH)(1)            DATE
NAME                GRANTED (#)      IN YEAR

Irwin A. Horowitz     38,270           1.4             2.613          12/16/01

                     711,730          25.2             2.375          12/16/01

                     350,000          12.9             1.9375          5/5/02

                   1,100,000          38.9             .84375          9/3/00

                     285,577          10.1              .6875         10/27/00

(1) The exercise price of all of these options and warrants was lowered to $.375 on February 19, 1998, in consideration of the interest free extension of Dr. Horowitz' loans to the Company.


AGGREGATED OPTION EXERCISES DURING FISCAL 1997 AND YEAR END OPTION VALUES

     The following table provides information related to options exercised by the named executive officer during fiscal 1997 and the number and value of options held at November 30, 1997. The Company does not have any outstanding stock appreciation rights (for the purposes of this table, warrants are deemed to be equivalent to stock options).


NAME                     SHARES         VALUE       NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-
                       ACQUIRED ON     REALIZED     OPTIONS AT YEAR END(#)      THE-MONEY OPTIONS AT YEAR
                       EXERCISE(#)        ($)     EXERCISABLE  UNEXERCISABLE              END ($)
                                                                                EXERCISABLE   UNEXERCISABLE
                       -----------     --------   -----------  -------------    -----------   -------------

Irwin A. Horowitz           --             --         --            --               0              0


EMPLOYMENT AGREEMENT

     During fiscal 1997, Dr. Horowitz divided his business time primarily between New York (the location of the Company's then principal office and significant customers) and Florida (where the Company also has significant business). On October 29, 1996, the Company entered into a renewable one year Employment Agreement with Dr. Horowitz, pursuant to which the Company agreed to pay Dr. Horowitz a salary of $125,000, together with an annual incentive bonus equal to a percentage of the Company's pre-tax profits. Such incentive bonus ranges from 6% to 18% of the Company's pre-tax profits, based on the level of such pre-tax profits. In addition, upon execution of the agreement, Dr. Horowitz received options to purchase 750,000 shares of Common Stock, which options vest as to 150,000 shares on the date of grant and upon each of the next four anniversary dates thereof. The Company further agreed to grant Dr. Horowitz options to purchase an additional 100,000 shares of Common Stock, in consideration of Dr. Horowitz' prior guaranty of the Company's payments under a certain bank loan agreement. The Company paid or reimburses Dr. Horowitz for the travel expense between New York and Florida, the rental of an apartment in New York and the rental of cars in both locations. During fiscal 1997, 1996 and 1995, these expenses aggregated $88,724, $67,200, and, $65,155 respectively.
The Employment Agreement was not renewed in October 1997.


COMPENSATION OF DIRECTORS

     The directors of the Company are not currently compensated, nor were they during the last fiscal year, for their services as such, except that in September 1995, the Company adopted the Directors' Plan, pursuant to which all current non-employee directors and non-employees who became directors of the Company received an option to purchase 100,000 shares of the Common Stock at the market value thereof at the time of grant. Said options vest at the rate of 20,000 per year (the first 20,000 vested upon grant) and terminate 90 days after the director ceases to serve as a director. Pursuant to the Directors' Plan, in September 1995, options to purchase 100,000 shares of Common Stock at an exercise price of $4.125 per share were granted to Mr. Wolfe. In October 1996, the Company amended the Directors' Plan so that no further options could be granted thereunder. Pursuant to the Stock Option Plan, which allows the Company to grant options to directors of the Company, in December 1996 Mr. Wolfe received additional options to purchase 100,000 shares of Common Stock at an exercise price of $2.375 per share. In connection with such grant, Mr. Wolfe agreed to cancel the unvested portion (for 60,000 shares) of his original options. In February 1998, the exercise price of all options held by Mr. Wolfe was reduced to $.375 per share. In February, 1998, Mr. Rothman received options to purchase 100,000 shares of Common Stock at an exercise price of $.375 per share.

INDEMNIFICATION OF DIRECTORS

     The Company's Certificate of Incorporation eliminates the liability of a director of the Company for monetary damages for breach of duty as a director, subject to certain exceptions. In addition, the Certificate of Incorporation provides for the Company to indemnify, under certain conditions, directors, officers, employees and agents of the Company against all expenses, liabilities and losses reasonably incurred by such persons in connection therewith. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth, based upon information obtained from the persons named below, certain information regarding beneficial ownership of the Common Stock as of February 20, 1998 and as adjusted to reflect the sale of all of the Common Stock offered hereby by (i) each stockholder known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each person named in the Summary Compensation Table above and (iv) all of the Company's current officers and directors as a group.
BENEFICIAL OWNERSHIP OF COMMON STOCK


NAME AND ADDRESS OF                NUMBER OF SHARES         PERCENTAGE OF CLASS
BENEFICIAL HOLDER                  BENEFICIALLY OWNED(1)

Dr. Irwin A. Horowitz              9,623,097(2)                     52.1
111 Ocean Place
Sarasota, Florida  24242

Kenneth Ross Wolfe                   100,000(3)                       *
532 Broad Hollow Road
Melville, New York 11747

Judd Rothman                          39,785(4)                       *
31 Oak Street
Patchogue, New York
All officers and directors as a
group (4 persons)                  9,762,882(5)                     52.5
________

*    less than 1%.

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2) Includes 1,150,000 shares of Common Stock underlying options exercisable within 60 days and 2,163,097 shares underlying warrants exercisable within 60 days.

(3) Includes 100,000 shares of Common Stock underlying options exercisable within 60 days.

(4) Includes 20,000 shares of Common Stock underlying options exercisable within 60 days.

(5) Includes an aggregate of 1,270,000 shares underlying options exercisable within 60 days and aggregate of 2,163,097 shares underlying warrants exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Kenneth Ross Wolfe, a director of the Company, provides legal services to the Company. Mr. Wolfe has received approximately $89,000 in legal fees in fiscal year 1997 and $33,000 in fiscal year 1996.

     From June 1994 to November 1995, Dr. Irwin A. Horowitz, the Chairman of the Board, Chief Executive Officer and President of the Company, guaranteed the Company's payments under certain bank loan agreements. Such loans were in the aggregate principal amount of $1,185,000, and as of December 1995, were paid in full, at which time the total balance was $1,007,459. In consideration for such guaranty, in August 1996, Dr. Horowitz received options to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share. Such exercise price was lowered to $.375 in February 1998.

     During the fiscal year ended November 30, 1996, Dr. Horowitz loaned the Company funds to cover its working capital needs and to finance acquisitions on a number of occasions, in the net aggregate principal amount of $887,000. In consideration thereof, and for Dr. Horowitz's agreement that such loans would not bear interest, on August 16, 1996, the Company delivered to Dr. Horowitz a promissory note in the amount of $668,000 (the principal balance on that date), payable on demand after June 1, 1997, and five year warrants to purchase 427,520 shares of Common Stock at an exercise price of $3.125 per share. On December 17, 1996, Dr. Horowitz agreed to extend to December 2, 1997 the due date of the loans made on or before November 30, 1996, as well as all subsequent loans, in the net aggregate principal amount of $887,000. In consideration thereof and for Dr. Horowitz's agreement that such loans would be interest free, the Company agreed that the per share exercise price of the warrants granted in August 1996 as well as of the options granted to him in October 1996 pursuant to his Employment Agreement with the Company, would be reduced to $2.375 per share, the then current fair market value of the Common Stock. In addition, the Company granted to Dr. Horowitz additional incentive and non-incentive options, to purchase an aggregate of 750,000 shares of Common Stock, of which the incentive options (for 38,270 shares) are exercisable at $2.613 per share and the non-incentive options (for 711,730 shares) are exercisable at $2.375 per share. On May 6, 1997, in consideration for additional interest-free loans aggregating approximately $555,000 (which amount includes reduced salary payments) made by Dr. Horowitz from December 1, 1996 through May 2, 1997, which loans shall not become due upon demand until December 1, 1997, the Company granted to Dr. Horowitz additional three-year warrants to purchase 350,000 shares of Common Stock, at an exercise price of $1.9375 per share, all of which warrants are immediately exercisable. On September 4, 1997, as compensation to Dr. Horowitz for having made a one year interest-free loan to the Company in the amount of $500,000, the Company issued to Dr. Horowitz a three year warrant to purchase 1,100,000 shares of Common Stock at an exercise price of $.84375 per share. On October 28, 1997, as compensation to Dr. Horowitz for having deferred salary payments totalling $129,808, the Company issued to Dr. Horowitz a three year warrant to purchase 285,577 shares of Common Stock at an exercise price of $.6875 per share.

     On February 19, 1998, the exercise price of all of the options and warrants held by Dr. Horowitz was lowered to $.375 per share (except for incentive stock options, which were lowered to $.4125 per share), the then current market price of the Common Stock in consideration of his agreement to extend the due date of all of his loans to the Company to February 19, 1999.

ITEM 13.  EXHIBITS, LIST AND REPORT ON FORM 8-K

     (a) Exhibits. The Exhibits are filed as part of, or incorporated by reference into this report.



Exhibit #                Document                                Sequentially Numbered Page
                                                                       Where Located
2.  (a)        Plan of reorganization and Agreement                          --
               of Merger by and among the Company,
               Diversified Acquisition Corp. 1 and
               IMSG Systems, Inc.*

    (b)        Plan of Reorganization and Agreement                          --
               of Merger by and among the Company,
               Diversified Acquisition Corp. 2 and
               National Copy Corp.*

    (c)        Plan of Reorganization and Agreement                          --
               of Merger by and among the Company,
               Diversified Acquisition Corp. 3 and
               Advanced Business Systems, Inc.*

    (d)        Plan of Reorganization and Agreement                          --
               of Merger by and among the Company,
               Diversified Acquisition Corp. 4 and
               Capital Copy, Inc.*

3.  (a)        Restated Certificate of Incorporation*                        --

    (b)        Amendment to Restated Certificate of Incorporation*           --

    (c)        By-laws*                                                      --


10. (a)        Agreement of Acquisition by and Among                         --
               DiversiFax, Inc., a Delaware Corporation,
               Faxit Corporation, a Delaware Corporation,
               Faxit Corporation, a New Jersey Corporation,
               Mario DiNatale, and DiversiFax Acquisition
               Corp., a New York corporation*

    (b)        Letter Agreement, dated December 18, 1996,                    --
               between DiversiFax, Inc. and Irwin A. Horowitz
               regarding loans made to the Company*

    (c)        Employment Agreement between DiversiFax, Inc.                 --
               and Dr. Irwin A. Horowitz dated October 29, 1996*

    (d)        Stock Purchase Agreement with Copier Machine                  --
               Professionals, Inc., dated November 1, 1996*

    (e)        Letter Agreement dated November 21, 1996 between              --
               DiversiFax Information Service, Inc. and Danka
               Business Systems, plc*

    (f)        Agreement dated as of October 1, 1996 between                 --
               ScreenScan Systems, Inc. and DiversiFax, Inc.*

21.            Subsidiaries of the Company*                                  --

23.            Independent Auditor's Consent                                 --

27.            Financial Data Schedule.


--------------------

*Incorporated by reference.

                                       SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DIVERSIFAX, INC.

                                             /s/ Irwin A. Horowitz
                                             ------------------------------
Date:  March 13, 1998                        Dr. Irwin A. Horowitz
                                             Chairman of the Board, Chief
                                             Executive Officer and President
                                             (principal executive officer)

                                             /s/ Richard R. Confessore
                                             ------------------------------
                                             Richard R. Confessore
                                             Chief Financial Officer
                                             (principal financial and
                                              accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                         Date

/s/ Irwin A. Horowitz              Director                 March 13, 1998
--------------------------
Irwin A. Horowitz


/s/ Kenneth Ross Wolfe             Director                 March 13, 1998
--------------------------
Kenneth Ross Wolfe


/s/ Judd Rothman                   Director                 March 13, 1998
--------------------------
Judd Rothman

                        DIVERSIFAX, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                   YEARS ENDED
                           NOVEMBER 30, 1997 AND 1996

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------

Report of Independent Certified Public Accountants.......................F-2

Consolidated Balance Sheet...............................................F-3

Consolidated Statements of Operations....................................F-4

Consolidated Statements of Stockholders' Equity..........................F-5

Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...............................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
DiversiFax, Inc.
Valley Stream, New York

We have audited the consolidated balance sheet of DiversiFax, Inc. and Subsidiaries as of November 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended November 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DiversiFax, Inc. and Subsidiaries as of November 30, 1997 and the consolidated results of their operations and their cash flows for the years ended November 30, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,895,885 for the year ended November 30, 1997 and has incurred substantial net losses for each of the past several years. These factors, and others discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                      HOBERMAN, MILLER, GOLDSTEIN & LESSER, P.C.

New York, New York
February 20, 1998

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------


NOVEMBER 30, 1997
-----------------------------------------------------------------------------------------------------------------------

A S S E T S

CURRENT ASSETS
    Cash (Notes 13 and 15)                                                                              $   804,931
    Accounts receivable                                                                                     273,566
    Inventories                                                                                             583,202
    Prepaid expenses and other                                                                              366,129
-----------------------------------------------------------------------------------------------------------------------

                  TOTAL CURRENT ASSETS                                                                    2,027,828

Equipment and vehicles, less accumulated depreciation (Note 3)                                            3,274,851
Intangible assets (net of accumulated amortization of $9,000) (Notes 2 and 11)                               21,000
Deferred tax benefit (Note 9)                                                                               180,000
Other assets                                                                                                 53,235
-----------------------------------------------------------------------------------------------------------------------
                  TOTAL ASSETS                                                                           $5,556,914
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of obligations under capital leases (Note 4)                                       $     41,937
    Accounts payable and accrued expenses                                                                   791,757
    Loan payable, stockholder (Note 6)                                                                      178,877
-----------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT LIABILITIES                                                               1,012,571
-----------------------------------------------------------------------------------------------------------------------
Loans payable, officer/stockholder (Note 5)                                                               1,781,308
Obligations under capital leases (Note 4)                                                                   205,301
-----------------------------------------------------------------------------------------------------------------------
                                                                                                          1,986,609
-----------------------------------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES                                                                       2,999,180
-----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 13)
STOCKHOLDERS' EQUITY (Notes 5, 6, 7, 8, 10 and 13)
    Convertible preferred stock, Series C, $.001 par value,
     authorized 10,000 shares
    Convertible preferred stock, Series D, $.001 par value,
     authorized 1,500 shares, issued and outstanding 821 shares                                                   1
    Common stock, $.001 par value, authorized 40,000,000
     shares, issued 15,299,215 shares                                                                        15,299
    Additional paid in capital                                                                           11,651,195
    Deficit                                                                                           (   8,879,261)
-----------------------------------------------------------------------------------------------------------------------

                                                                                                          2,787,234
Less:   Treasury stock, at cost                                                                       (     229,500)
-----------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                        2,557,734
-----------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $5,556,914
-----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


FOR THE YEARS ENDED NOVEMBER 30,                                                 1 9 9 7                    1 9 9 6
-----------------------------------------------------------------------------------------------------------------------

SALES                                                                            $5,552,743                $5,091,917
-----------------------------------------------------------------------------------------------------------------------

COST AND EXPENSES

    Cost of sales, exclusive of depreciation                                      3,789,979                 4,186,631

    Depreciation and amortization                                                   751,553                 1,003,245

    Selling, general and administrative                                           2,700,936                 1,942,240

    Interest expense (income)                                                       170,299               (     7,309)
-----------------------------------------------------------------------------------------------------------------------
                                                                                  7,412,767                 7,124,807
-----------------------------------------------------------------------------------------------------------------------

                  LOSS BEFORE INCOME TAXES                                      ( 1,860,024)              ( 2,032,890)

                  INCOME TAXES (Note 9)                                              35,861                   137,977
-----------------------------------------------------------------------------------------------------------------------


                  NET LOSS                                                      ($1,895,885)              ($2,170,867)
-----------------------------------------------------------------------------------------------------------------------


Weighted average common shares outstanding (Note 2)                              14,394,457                14,011,980

Loss per share of common stock                                                        ($.13)                    ($.15)
-----------------------------------------------------------------------------------------------------------------------






See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



YEARS ENDED NOVEMBER 30, 1997 AND 1996

                                          PREFERRED                ADDITIONAL
                                            STOCK        COMMON       PAID IN
                                          SERIES D        STOCK       CAPITAL       DEFICIT
---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 1, 1995                                $13,350   $ 8,198,006   ($4,800,914)
Exercise of common stock warrants                            688     1,547,616
Sale of common stock                                           7        12,497
Capital contribution                                                     7,500
Cost incurred in connection with
 registration of common stock                                      (    48,000)
Amortization of unearned compensation
Net loss for the year                                                            ( 2,170,867)
---------------------------------------------------------------------------------------------

      BALANCE, NOVEMBER 30, 1996                          14,045     9,717,619   ( 6,971,781)

Sale of common stock                                          24        51,976
Issuance of common stock for services                        118       217,070
Issuance of common stock in connection
 with the settlement of litigation                            40        69,960
Issuance of preferred stock                   $1                     1,324,523
Conversion of preferred stock to
  Common stock                                             1,072   (     1,072)
Write off of subscription receivable                               (   247,500)
Dividends paid                                                                   (    11,595)
Issuance of stock options                                              518,619
Net loss for the year                                                            ( 1,895,885)
---------------------------------------------------------------------------------------------

      BALANCE, NOVEMBER 30, 1997              $1         $15,299   $11,651,195   ($8,879,261)


                                                                                      TOTAL
                                         UNEARNED      TREASURY     SUBSCRIPTION  STOCKHOLDERS'
                                       COMPENSATION      STOCK       RECEIVABLE      EQUITY
---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 1, 1995               ($74,147)      ($229,500)   ($247,500)     $2,859,295
Exercise of common stock warrants                                                   1,548,304
Sale of common stock                                                                   12,504
Capital contribution                                                                    7,500
Cost incurred in connection with
 registration of common stock                                                    (     48,000)
Amortization of unearned compensation     74,147                                       74,147
Net loss for the year                                                            (  2,170,867)
---------------------------------------------------------------------------------------------

      BALANCE, NOVEMBER 30, 1996                       ( 229,500)   ( 247,500)      2,282,883

Sale of common stock                                                                   52,000
Issuance of common stock for services                                                 217,188
Issuance of common stock in connection
 with the settlement of litigation                                                     70,000
Issuance of preferred stock                                                         1,324,524
Conversion of preferred stock to
  Common stock
Write off of subscription receivable                                  247,500
Dividends paid                                                                   (     11,595)
Issuance of stock options                                                             518,619
Net loss for the year                                                            (  1,895,885)
---------------------------------------------------------------------------------------------

      BALANCE, NOVEMBER 30, 1997                       ($229,500)                  $2,557,734





See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED NOVEMBER 30,                                                   1 9 9 7                    1 9 9 6
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                                     ($1,895,885)              ($2,170,867)
    ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH USED IN OPERATING ACTIVITIES
      Depreciation and amortization                                                  793,553                 1,021,245
      Litigation settlement                                                           58,129
      Amortization of unearned compensation                                                                     74,147
      Deferred tax debit                                                              30,000                   130,000
      Interest expense related to issuance of stock options                          137,424
      Other expenses related to issuance of stock options                             34,000
    CHANGES IN OPERATING ASSETS AND LIABILITIES
      Accounts receivable                                                        (   165,509)              (    54,145)
      Inventories                                                                (   150,506)              (  176,299)
      Prepaid expenses and other                                                      95,867               (    11,472)
      Accounts payable and accrued expenses                                      (   147,924)              (   471,078)
      Other assets                                                               (    5,235)                    10,327
-----------------------------------------------------------------------------------------------------------------------
                  NET CASH USED IN OPERATING ACTIVITIES                          ( 1,216,086)              ( 1,648,142)
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Purchases of equipment and vehicles                                          (    12,141)              (   725,132)
    Assets acquired through acquisitions                                                                   (   180,000)
-----------------------------------------------------------------------------------------------------------------------
                  NET CASH USED IN INVESTING ACTIVITIES                          (    12,141)              (   905,132)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Proceeds from exercise of common stock warrants                                                          1,548,304
    Repayment of long term debt and conversion to
     capital lease obligations                                                                             (   146,238)
    Dividends paid                                                               (    11,595)
    Proceeds from sale of preferred stock                                          1,324,524
    Proceeds from sale of common stock                                                52,000                    12,500
    Proceeds from stockholder's loan                                                 178,877
    Proceeds from officer/stockholder's loan, net                                    616,495                   886,785
    Repayment of capital lease obligations                                       (    25,212)              (   810,880)
    Proceeds from (repayment of) affiliate loan                                  (   300,000)                  300,000
    Proceeds from capital contribution                                                                           7,500
    Cost incurred in connection with registration of common stock                                          (    48,000)
-----------------------------------------------------------------------------------------------------------------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,835,089                 1,749,971
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                      606,862               (   803,303)
Cash, beginning of year                                                              198,069                 1,001,372
-----------------------------------------------------------------------------------------------------------------------
                  CASH, END OF YEAR                                              $   804,931               $   198,069
-----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR:
    Interest                                                                         $32,875
    Income taxes                                                                      $5,861                    $7,977
-----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

                   IMSG and Affiliates, formerly headquartered in Valley Stream, New York, owns, supplies and maintains self-service coin and card reader operated photocopy machines in colleges, universities, libraries, courthouses, government agencies, pharmacies and other retail establishments throughout the eastern United States. In November, 1997, the Company relocated its executive offices to Sarasota, Florida. Generally, the Company is responsible for the collection of the payments and most locations share in the revenue from the photocopy machines.

                   On April 27, 1995, the Company's wholly owned subsidiary, DiversiFax Information Services, Inc. ("DAC"), purchased from Faxit Corporation ("Faxit") the Smart Switch, a computerized switching device used in the public facsimile business.

                   On October 1, 1996, the Company entered into a supply and distribution agreement with ScreenScan Systems, Inc. ("ScreenScan"), pursuant to which the Company will act as the exclusive distributor of ScreenScan's 100c Centronics interface scanners in North and South America until March 31, 1998. (See Note 13). ScreenScan develops and manufactures devices capable of scanning microfilm images and printing the scanned images onto a printer without the aid of a computer.

   GOING CONCERN   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------



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


   INVENTORIES     Inventories, consisting principally of supplies and parts, and scanner units, are stated at the lower of cost or market.
                   Cost is determined using the first-in, first-out method.


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

-------------------------------------------------------------------------------


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   AMORTIZATION    The cost of the trademark acquired and covenant not to
                   compete are being amortized by the straight-line method over the five year terms of the respective agreements. Goodwill and the customer lists acquired are being amortized by the straight-line method over five years. Management and the Board of Directors evaluate the intangible assets on a continuing basis at each balance sheet date. During the years ended November 30, 1997 and 1996, management determined that certain intangible assets were impaired. See Note 11, for details regarding the write down of such assets.

   INCOME TAXES    The Company accounts for income taxes in accordance with
                   Statement of Financial Accounting Standards No. 109
                   "Accounting For Income Taxes" ("SFAS 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


   LOSS PER SHARE  Loss per share has been computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Common equivalent shares for outstanding options and warrants were not included in the weighted average shares outstanding because the effect would be antidilutive.

   REVENUE
   RECOGNITION     Revenue from the Company's self-service coin and card reader operated photocopy machines is principally recognized at the time payment is received.

                   Revenue from the Smart Switch is recognized at the time of facsimile transmission. Revenue from the Smart Switch was not material during the years ended November 30, 1997 and 1996.

                   Revenue from the Company's scanner units is recognized when the product is shipped.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   RECENTLY ISSUED
   ACCOUNTING
   STANDARDS       The Company has adopted Statement of Financial Accounting
                   Standards No. 123, "Accounting for Stock Based Compensation"
                   ("SFAS 123"). As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles
                   Board Opinion No. 25, "Accounting for Stock Issued to
                   Employees." Therefore, the adoption of SFAS 123 was not material to the Company's financial condition or results of operations, however, the proforma impact on earnings per share has been disclosed in the Notes to Consolidated
                   Financial Statements as required by SFAS 123.

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

2. ACQUISITIONS    During the year ended November 30, 1996, the Company through its newly formed, wholly-owned subsidiary, J.A. Hunt Service, Inc., acquired three businesses engaged in the servicing of reproduction equipment and the providing of supplies, for the aggregate cost of $180,000. The acquisitions have been accounted for as purchases. The cost of the acquisitions have been allocated on the basis of the estimated fair value of the assets acquired.

                   In October, 1996, management determined to withdraw from one of the acquisitions as a result of misrepresentations made by the seller. The Company is presently pursuing legal remedies to recover the acquisition cost of $20,000.

                   During the year ended November 30, 1997 management determined to withdraw from a second acquisition as a result of misrepresentations made by the seller. Accordingly, the intangible assets acquired in connection with these two acquisitions have been written off.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


2. ACQUISITIONS
   (Continued)     Pro forma information reflecting results of operations as
                   though these companies had been owned for all required periods has not been presented because the acquisitions did not meet the materiality parameters as required in accordance with Regulation S-B.

3. EQUIPMENT AND
   VEHICLES        Equipment and vehicles consist of the following:


                   Photocopy machines and accessories                          $6,377,579
                   Furniture and fixtures and computer equipment                  105,238
                   Software                                                       400,000
                   Vehicles                                                       117,582
                   Property held under capital leases                             272,450
                   --------------------------------------------------------------------------

                                                                                7,272,849
                   LESS:  ACCUMULATED DEPRECIATION                              3,997,998
                   --------------------------------------------------------------------------
                                                                               $3,274,851
                   --------------------------------------------------------------------------

4. OBLIGATIONS
   UNDER CAPITAL
   LEASES During the year ended November 30, 1997 the Company financed the acquisition of scanner units by entering into various capital lease agreements.

                   Minimum future lease payments under capital leases as of November 30, 1997, for each of the next five years and in the aggregate are:


                   YEAR ENDING NOVEMBER 30,                                        AMOUNT
                   --------------------------------------------------------------------------
                   1998                                                           $ 82,733
                   1999                                                             82,733
                   2000                                                             82,733
                   2001                                                             82,733
                   2002                                                             25,528
                   --------------------------------------------------------------------------
                   Total minimum lease payments                                    356,460
                   Less: Amount representing interest                              109,222
                   --------------------------------------------------------------------------
                   Present value of net minimum lease payments                     247,238
                   Less: Current portion                                         (  41,937)
                   --------------------------------------------------------------------------

                   LONG TERM OBLIGATION AT NOVEMBER 30, 1997                      $205,301
                   --------------------------------------------------------------------------

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


5. LOANS PAYABLE,
   OFFICER
   /STOCKHOLDER    From time to time, Dr Irwin A. Horowitz, the Chairman of the
                   Board, Chief Executive Officer and President of the Company, loans the Company funds to cover its working capital needs and to finance acquisitions. In consideration thereof, and for Dr. Horowitz's agreement that such loans would not bear interest, on August 16, 1996, the Company delivered to Dr.
                   Horowitz a promissory note in the amount of $668,000 (the principal balance on that date), payable on demand after June
                   1, 1997, and five year warrants to purchase 427,520 shares of common stock at an exercise price of $3.125 per share. On
                   December 17, 1996, Dr. Horowitz agreed to extend to December
                   2, 1997 the due date of the loans made on or before August
                   16, 1996, as well as all subsequent loans, in the aggregate principal amount of $1,034,013. In consideration thereof, and for Dr. Horowitz's agreement that such loans would be interest-free, the Company agreed that the per share exercise price of the warrants granted to him in August 1996, as well as of options to purchase 750,000 shares of common stock granted to him in October 1996 pursuant to his employment agreement with the Company, would be reduced to $2.375 per share, the then current fair market value of the common stock. In addition, the Company granted to Dr. Horowitz additional incentive and non-incentive options, to purchase an aggregate of 750,000 shares of common stock, of which the incentive options (for 38,270 shares) are exercisable at $2.613 per share and the non-incentive options (for 711,730 shares) are exercisable at $2.375 per share.

                   On May 6, 1997, in consideration for the additional interest-free loans made by Dr. Horowitz, the Company granted to Dr. Horowitz additional warrants to purchase 350,000 shares of common stock at an exercise price of $1.935 per share, all of which warrants are immediately exercisable.

                   In September, 1997, Dr. Horowitz made a one year interest-free loan to the Company in the amount of $500,000. In consideration for the loan, the Company granted Dr. Horowitz a three year warrant to purchase 1,100,000 shares of common stock at an exercise price of $.84375 per share. The warrant is immediately exercisable.

                   On October 28, 1997, as compensation to Dr. Horowitz for having deferred salary payments totalling approximately $130,000, the Company issued to Dr. Horowitz a three year warrant to purchase 285,577 shares of common stock at an exercise price of $.6875 per share.

                   The loans payable, officer/shareholder, were $1,034,013 at November 30, 1996 and the average loan balance during the year ended November 30, 1997 was approximately $1,335,000 computed on a quarterly basis.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


5. LOANS PAYABLE,
   OFFICER
   /STOCKHOLDER
   (Continued)     The options granted to Dr. Horowitz in connection with his loans to the Company were valued by an investment banking firm. The value of the options was approximately $406,000 and is being amortized to expense over the terms of the loans.

                   On February 19, 1998, the exercise price of all of the options and warrants held by Dr. Horowitz was lowered to $.375 per share (except for incentive stock options, which were lowered to $.4125 per share), the then current market price of the common stock in consideration of his agreement to extend the due date of all of his loans to the Company to February 19, 1999.

6. LOANS PAYABLE,
   STOCKHOLDER     In September, 1997, Dr. Horowitz's son, a stockholder, loaned the Company an aggregate of $178,700 in the form of two promissory notes, payable on or before September 19, 1998.
                   The notes are non-interest bearing, provided however, that if the Company fails to make payment on or before the due dates, interest will accrue, from the due dates, at an annual rate of 8%. In consideration for the loans, the Company granted
                   Dr. Horowitz's son a three year warrant to purchase 331,540 shares of the Company's common stock at an exercise price of $.78125 per share, and a three year warrant to purchase
                   61,600 shares of the Company's common stock at an exercise price of $.8125 per share. The warrants are immediately exercisable.

                   The option granted to Dr. Horowitz's son in connection with his loans to the Company were valued by an investment banking firm. The value of the options was approximately $79,000 and is being amortized to expense over the terms of the loans.

                   In November, 1996, a stockholder loaned the Company an aggregate of $300,000 pursuant to a non-interest bearing promissory note due and payable within three months. In lieu of interest the Company granted the stockholder three year warrants to purchase 30,000 shares of common stock at an exercise price of $3.00 per share. Had the Company failed to repay the loan on or before the due date, the Company would have granted the stockholder three year warrants to purchase 10,000 shares of common stock at an exercise price of $3.00 per share each month for as long as the loan remained outstanding. The loan was guaranteed by Dr. Irwin A. Horowitz, the Chairman of the Board, Chief Executive Officer and President of the Company. The loan was repaid in full during the year ended November 30, 1997.

-------------------------------------------------------------------------------

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


7. STOCKHOLDERS'
   EQUITY
   (Continued)     In October, 1996, the Company commenced another private
                   placement offering of up to 1,000,000 units, each consisting of one share of common stock and one three year warrant to purchase one share of common stock. Each warrant is exercisable, subject to adjustment, at a price per share equal to $2.00 above the per unit purchase price. The purchase price of each unit is equal to the closing bid price of the common stock as reported by NASDAQ on the date of receipt by the Company of each respective subscription. As of November 30, 1996, 4,878 units were sold for a total purchase price of $12,500. During the year ended November 30, 1997, the Company sold an additional 23,806 units for a total purchase price of $52,000.

                   During the year ended November 30, 1997, the Company completed a private placement offering of 1,500 shares of the Company's series D convertible preferred stock, pursuant to Rule 506, for which the Company received net proceeds of approximately $1,325,000. Each share of the series D preferred stock is convertible into such number of shares of common stock as is determined by dividing $1,000 by the lesser of (A) 80% of the average bid price of the common stock for the five trading days immediately preceding the date of notice of conversion and (B) (i) $2.25 for the first one-third of the shares of series D preferred stock converted by a holder; or (ii) $2.50 for the next one-third of the shares of series D preferred stock converted by a holder; or
                   (iii) $2.75 for the balance of the shares of series D preferred stock converted by a holder. In no event can the conversion price be less than $.60. The series D preferred stock unless sooner converted, automatically converts to shares of common stock on June 5, 2000.

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

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


7. STOCKHOLDERS'
   EQUITY
   (Continued)     Through November 30, 1997, 679 shares of the series D
                   preferred stock have been converted into 1,072,816 shares of common stock.

                   In May 1997, the Board of Directors voted to eliminate from the Company's charter the designations relating to the Series A Preferred Stock and the Series B Preferred Stock.

                   In September, 1997, the Company's shareholders voted to amend the Company's certificate of incorporation to increase the aggregate number of shares of all classes of capital stock which the Company will have the authority to issue to 41,000,000 of which 40,000,000 shares shall be common stock, par value $.001 per share, and 1,000,000 shares shall be open stock, par value $.001 per share. Shares of open stock may be issued from time to time in one or more classes or one or more series within any class thereof, in any manner permitted by law, as determined from time to time by the Board of Directors.

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

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


8. STOCK OPTIONS
   AND WARRANTS    (Continued) In September, 1995, the Company adopted a
                   Director's option plan pursuant to which all current non-employee Directors and non-employees who thereafter become Directors of the Company will receive an option to purchase 100,000 shares of the Company's common stock at the market value thereof at the time of grant. Said options become vested at the rate of 20,000 per year and terminate 90 days after the Director ceases to serve as a Director.
                   Options to purchase 100,000 shares at an exercise price of $4.125 per share were granted to each of two directors.

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

                   At November 30, 1997, the Company has outstanding options to purchase an aggregate of 2,291,000 shares of common stock at exercise prices of $2.375 - $4.125 per share.

                   In addition, the Company has outstanding warrants to purchase an aggregate of 2,975,599 shares of common stock at exercise prices of $0.6875 - $4.50 per share.

                   As permitted, the Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock-based compensation plan. Stock options are granted at fair market value of the common stock at the grant date.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


8. STOCK OPTIONS AND
   WARRANTS
   (Continued)     Accordingly, no compensation expense has been recognized for stock option awards. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for
                   Stock-Based Compensation," (SFAS 123) the effect on the Company's net loss for the year ended November 30, 1997 is estimated to have increased the Company's net loss by approximately $48,000. The options granted in connection with the stock-based compensation were valued by an investment banking firm who considered the exercise price of the options, their expected life, the market price of the underlying stock and its volatility, the Company's dividend paying capacity and the risk-free interest rate for the expected term of the option.

                   The pro-forma impact on the net loss in 1997 using the fair value method of SFAS 123 is detailed below.

                   Net Loss

                      As reported                                  $1,895,885
                      Pro-forma                                    $1,944,085

                   The pro-forma impact on the loss per share in 1997 is not material.

9. INCOME TAXES    In connection with the acquisition, IMSG and Affiliates
                   (formerly S corporations) became subject to income taxes which are being accounted for under the provisions of SFAS
                   No. 109. Accordingly, deferred income taxes in the amount of $300,000 were provided as of November 1, 1993. The deferred taxes arose as a result of the difference between the carrying value of IMSG and Affiliates' assets and their tax bases.

                   During the years ended November 30, 1997 and 1996, as a result of the continued operating losses, the Company further evaluated the realizability of the deferred tax asset and determined increases in the valuation allowance in the amount of $640,000 and $630,000, respectively, were required, resulting in a net deferred tax asset equal to the existing deferred tax liabilities at November 30, 1997 and 1996.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


9. INCOME TAXES
   (Continued)     The Company's total deferred tax liabilities and deferred tax assets at November 30, 1997 are as follows:


                   Total deferred tax assets                                        $2,330,000
                   Total deferred tax liabilities                                 (    180,000)
                   Valuation allowance                                            (  1,970,000)
                   -----------------------------------------------------------------------------


                   NET DEFERRED TAX ASSET                                           $  180,000
                   -----------------------------------------------------------------------------


                   A reconciliation of income tax (benefit) at the statutory rate to the Company's effective rate is as follows:


                                                                              1997            1996
                   ----------------------------------------------------------------------------------
                   Computed "expected" tax expense (benefit)              ($630,000)      ($690,000)
                   Losses for which no benefit was provided                  50,000         220,000
                   State income taxes                                         5,861           7,977
                   Reversal of previously established
                    deferred tax liability                                (  30,000)      (  30,000)
                   Change in valuation allowance                            640,000         630,000
                   ----------------------------------------------------------------------------------
                                                                           $ 35,861        $137,977
                   ----------------------------------------------------------------------------------

                   The Company has a net operating loss carryforward of approximately$7,300,000 at November 30, 1997 which may be used to reduce taxable income in future years. The carryforward will expire through the fiscal year 2012. The annual utilization of the available net operating loss carryforward may be limited by the provisions of section 382 of the Internal Revenue Code, as amended.

10. SUPPLEMENTAL DISCLOSURE
    OF CASH FLOW
    INFORMATION    During the year ended November 30, 1997, the Company incurred capital lease obligations of approximately $273,000 in connection with lease agreements to acquire equipment.

                   During the year ended November 30, 1997, the Company issued 117,500 shares of common stock in connection with marketing and other services provided to the Company.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


10.   SUPPLEMENTAL DISCLOSURE
      OF CASH FLOW
      INFORMATION
      (Continued)  During the year ended November 30, 1997, the Company issued
                   40,000 shares of common stock in settlement of a litigation matter.

                   During the year ended November 30, 1997, the Company issued options in connection with certain financing arrangements and recorded a discount of $347,195.

11.   FOURTH
      QUARTER
      ADJUSTMENTS  During the fourth quarter of fiscal 1996, the trademark, covenant not to compete, goodwill and the customer lists that were acquired in connection with the purchase of MDM Copying Services, were deemed to be impaired. Management determined the impairment as a result of the loss of the majority of the customers acquired in such acquisition. Accordingly, these intangible assets have been written down to zero. The write-down is included in depreciation and amortization in the accompanying 1996 consolidated statement of operations.

                   During the fourth quarter of fiscal 1996, management determined that a deposit in the amount of $50,000 made in connection with a potential acquisition was not recoverable, and, accordingly, was written down to zero. The write-down is included in selling, general and administrative expenses in the accompanying 1996 consolidated statement of operations.

                   During the fourth quarter of fiscal 1997, the Company determined to write-off the unamortized balance of intangible assets in the amount of approximately $42,000, acquired in connection with one of its acquisitions as a result of misrepresentations made by the seller.

                   During the fourth quarter of fiscal 1997, in connection with certain reconciliation procedures, the Company determined that certain adjustments, recorded during the quarter ended August 31, 1997, in the aggregate amount of approximately $278,000 were inadvertently credited to cost of sales and selling, general and administrative expenses. Accordingly, this matter was corrected in the fourth quarter with a corresponding increase to loans payable officer/stockholder.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


12. RELATED PARTY
    TRANSACTIONS   The Company's general counsel is a director of the Company.
                   Invoices for legal services paid to the Company's general counsel during the year ended November 30, 1997 amounted to approximately $89,000, of which approximately $5,000 represents an advance payment for future services to be provided. Fees incurred to the general counsel amounted to approximately $33,000 for the year ended November 30, 1996.

                   Legal fees incurred to Dr. Horowitz's son, a stockholder, amounted to $1,500 during the year ended November 30, 1997.

13. COMMITMENTS AND CONTINGENCIES

    LEASE
    COMMITMENTS    IMSG and Affiliates lease office and warehouse space at
                   certain locations under operating leases. Minimum annual lease payments are as follows:

                   1998                                             $61,000
                   1999                                              58,000
                   2000                                              56,000

                   Other locations are rented on a month-to-month basis. Rent expense totaled approximately $177,000 and $150,000 for the years ended November 30, 1997 and 1996, respectively.

    EMPLOYEES
    SAVINGS
    PLAN IMSG and Affiliates on behalf of their employees participate in a deferred savings and profit sharing plan (the "Plan"), whereby eligible employees may voluntarily contribute a percentage of compensation. In addition, the Plan provides for a discretionary contribution by IMSG and Affiliates at the end of each plan year as determined by IMSG and Affiliates. No discretionary contributions were made for the years ended November 30, 1997 and 1996.

   SALES TAX
   ASSESSMENT      The State of Connecticut previously assessed Advanced for
                   sales tax plus interest and penalty. The assessment was made based upon the Commissioner of Revenue Services finding that sales by Advanced of photocopies by machines placed in public and other libraries are subject to the State of Connecticut sales tax. Advanced was not successful before the State Tax
                   Commission nor through the appeals process.

                   As a result of the unfavorable determination with the State of Connecticut, the Company accrued $200,000 in the fourth quarter of fiscal 1996 to provide for any other assessments by any other states that may arise.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


13. COMMITMENTS AND CONTINGENCIES (Continued)

    EMPLOYMENT
    AGREEMENTS     On October 29, 1996, the Company entered into a renewable one year employment agreement with Dr. Horowitz, pursuant to which the Company agreed to pay Dr. Horowitz a salary of $125,000, together with an annual incentive bonus equal to a percentage of the Company's pre-tax profits. Such incentive bonus ranges from 6% to 18% of the Company's pre-tax profits, based on the level of such pre-tax profits. In addition, upon execution of the agreement, Dr. Horowitz received options to purchase 750,000 shares of common stock, which options vest as to 150,000 shares on the date of grant and upon each of the next four anniversary dates thereof. The Company further agreed to grant Dr. Horowitz options to purchase an additional 100,000 shares of common stock, in consideration of Dr. Horowitz' prior guaranty of the Company's payments under the bank loan agreement that was paid in full on December 19, 1995.

                   The employment agreement was not renewed in October, 1997.

                   In June, 1996, J.A. Hunt entered into a three year employment agreement with its president, providing for an annual salary of $85,000 and certain incentive compensation based on a percentage of the net income of J.A. Hunt, as defined in the agreement.

   PURCHASES       On October 1, 1996, the Company entered into a supply and
                   distribution agreement with ScreenScan, pursuant to which the Company will act as the exclusive distributor of ScreenScan's
                   100c Centronics interface scanners in North and South America until March 31, 1998. In connection with the agreement, as amended, the Company agreed to purchase a minimum of $1,080,000 of scanner units during the period from October
                   1997 to March 31, 1998.

   CASH Due to the nature of its business and the volume of sales activity, the Companies accumulate, from time to time, bank balances in excess of the insurance provided by Federal and/or other insurance sources.

   LITIGATION      In June, 1997, the Company entered into a settlement
                   agreement in connection with an action brought against the Company and Dr. Horowitz claiming that the Company owed and had refused to pay certain amounts due under an alleged oral agreement made with the plaintiff, to assist the Company in becoming the exclusive distributor for ScreenScan. Pursuant to the settlement agreement, the plaintiff has been made a distributor of the ScreenScan product in a limited area, subject to a required quota of sales, and 40,000 shares of common stock of the Company were issued to a designee of the plaintiff.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


13. COMMITMENTS AND CONTINGENCIES (Continued)

    LITIGATION
    (Continued)    The Company was involved in an action in the Supreme Court,
                   State of New York, New York County, entitled DIVERSIFIED
                   INVESTORS CORP. V. DIVERSIFAX, INC. AND JUDD
                   Rothman. The suit was brought seeking payment owed to plaintiff pursuant to prior non-interest bearing loans totalling $228,670, made to the Company by various creditors, two of whom have assigned their rights under the loans to Diversified Investors Corp. The Company acknowledged the amount due, but had not paid because the creditors had not indicated how the amount was to be allocated (due to a dispute between the creditors). Based upon the agreement describing the debt, the Company believed that the amount was payable in Common Stock of the Company.

                   The plaintiff was seeking cash in lieu of stock. The Company and the plaintiff each appealed to the Appellate Division. In June, 1997, the Appellate Division determined that payment of the debt should be made in cash. The Company filed a motion for leave to appeal to the Court of Appeals, which motion was denied and the $287,000 the Company had placed in escrow was ultimately disbursed to the plaintiff.

                   In October, 1995, the Company instituted an action against a former employee and a company to enforce a restrictive covenant. The Company counterclaimed for $1,750,000 based upon an alleged unfair or trade practice in seaking to prevent the company from hiring the former employee. The Company's motion for a preliminary injunction has been denied by the court.

                   The Company is a party to a suit brought by Nassau County to obtain an accounting of amounts which it believes are due to the county pursuant to a contract with IMSG Systems, Inc. The Company believes that all appropriate payments were made to the county.

                   The Company is a party to a suit brought by a former public relations firm of the Company. The firm alleges that it performed marketing and public relation services on behalf of the Company pursuant to an oral agreement with the Company, and is seeking $214,000 for fees and out-of-pocket expenses in connection therewith. The Company disputes the existence of an oral agreement and the amount of claimed services performed, including whether or not any services were performed at all.

                   Although the ultimate liability, if any that might result from the final resolution of these matters is not presently determinable, the Company believes that the outcome of the above actions will not have a material adverse effect on the Company's financial condition.

14. MAJOR
    CUSTOMERS      During the years ended November 30, 1997 and 1996, one
                   customer accounted for 11.5% and 11.6% of the total sales, respectively.

                   In March, 1996, the Company was not successful in its bid for the renewal of its contract with a major library system. The customer accounted for approximately 12.3% of the total sales for the year ended November 30, 1995.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


15. FAIR VALUE OF
    FINANCIAL
    INSTRUMENTS    The carrying amount approximates fair value of cash and
                   short-term instruments.

16. SUBSEQUENT
    EVENT In February 1998, the Company, through its wholly-owned subsidiary JA-Hunt Services, Inc., acquired the assets of a Florida-based company engaged in the retail sale and servicing of copier supplies and equipment for a purchase price of $80,000 ($40,000 in cash and $40,000 in common stock) plus the assumption of liabilities.