Form 10QSB
period 1998-02-28
DIVERSIFAX INC
filed 1998-04-14
CIK 885462

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                                 FORM 10-QSB



(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended February 28, 1998


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to _________________



                         Commission File Number 0-20936



                              DIVERSIFAX, INC.
________________________________________________________________________________
               (Name of small business issuer in its charter)


            Delaware                                      13-3637458
_______________________________                      ___________________
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



4274 Independence Court, Sarasota, Florida                34234-2109
__________________________________________                __________
(Address of Principal Executive Offices)                  (Zip Code)


Issuer's Telephone Number   (941) 351-2720
                            _______________

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    _____     _____

         There were 15,574,867 shares outstanding of the issuer's common stock, par value $.001 per share, as of April 1, 1998.

                          PART 1. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS
                                               DIVERSIFAX, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                     (UNAUDITED)

                                                                        FEBRUARY 28, 1998             NOVEMBER 30, 1997
ASSETS
Current Assets
   Cash                                                                   $    255,916                   $     804,931
   Accounts receivable                                                         253,928                         273,566
   Inventories                                                                 863,644                         583,202
   Prepaid expenses and other                                                  411,005                         366,129
                                                                          ------------                   -------------
                 Total Current Assets                                        1,784,493                       2,027,828
Equipment and vehicles, less accumulated depreciation                        3,117,679                       3,274,851
Intangible assets, net of accumulated amortization                              76,500                          21,000
Deferred tax benefit                                                           172,500                         180,000
Other assets                                                                    53,004                          53,235
                                                                          ------------                   -------------
                               Total Assets                               $  5,204,176                   $   5,556,914
                                                                          ============                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Capital notes payable                                                  $     37,269
   Capital lease payable, current portion                                       32,130                   $      41,937
   Accounts payable and accrued expenses                                       816,193                         791,757
   Loan payable, stockholder                                                   178,877                         178,877
                                                                          ------------                   -------------
                 Total Current Liabilities                                   1,064,469                       1,012,571

Capital lease payable, net of current portion                                  205,301                         205,301
Loans payable, officer/stockholder                                           1,742,872                       1,781,308
                                                                          ------------                   -------------
                 Total Liabilities                                           3,012,650                       2,999,180
                                                                          ------------                   -------------

Commitments and Contingencies

Stockholders' Equity
   Convertible preferred stock, Series C, $.001 par value,
   authorized 10,000 shares
   Convertible preferred stock, Series D, $.001 par value,
   authorized 1,500 shares, issued and Outstanding 821 shares                        1                               1
   Common stock, $.001 par value, authorized 40,000,000 shares,
   Issued 15,299,215 and 15,299,215 shares                                      15,299                          15,299
   Subscription Receivable
   Additional paid in capital                                               11,651,195                      11,651,195
   Deficit                                                                  (9,206,620)                     (8,879,261)
                                                                          ------------                   -------------
                                                                             2,459,875                       2,787,234
Less:    Treasury stock, at cost                                              (268,348)                       (229,500)
                                                                          ------------                   -------------
         Total Stockholders' Equity                                          2,191,527                       2,557,734
                                                                          ------------                   -------------
         Total Liabilities and Stockholders' Equity                       $  5,204,176                   $   5,556,914
                                                                          ============                   =============


See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)


                                                                    Three months                             Three months
                                                                        Ended                                    Ended
                                                                  February 28, 1998                        February 28, 1997
                                                                  -----------------                        -----------------
Sales                                                               $ 1,091,719                               $ 1,553,626
                                                                    -----------                               -----------
Cost and Expenses

         Cost of sales, exclusive of depreciation                       646,625                                   850,673

         Depreciation and amortization                                  182,004                                   181,136

         Selling, general and administrative                            571,767                                   449,670

         Interest expense                                                11,182                                     1,473
                                                                    -----------                               -----------
                                                                      1,411,578                                 1,482,952
                                                                    -----------                               -----------
Income(Loss) from Operation Before Taxes                               (319,859)                                   70,674
                                                                    -----------                               -----------
         Income Tax Expense                                               7,500
                                                                    -----------

                 Net Income (Loss)                                  $  (327,359)                              $    70,674
                                                                    ===========                               ===========

Weighted average common shares outstanding                           15,299,215                                14,073,353

Income (loss) per share of common stock                             $      (.02)                              $       .01
                                                                    ===========                               ===========

See notes to Consolidated Financial Statements

                                               DIVERSIFAX, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)


                                                                       Three months                            Three months
                                                                          Ended                                    Ended
                                                                     February 28, 1998                       February 28, 1997
                                                                     -----------------                       -----------------
Operating Activities
       Net income (loss)                                               $(327,359)                             $    70,674

       Adjustments to reconcile net income (loss) to
       Net cash provided by (used in) operating activities
               Depreciation and amortization                             182,004                                  181,136
               Deferred Tax Benefit                                        7,500

       Changes in operating assets and liabilities
               Accounts receivable                                        27,814                                 (212,221)
               Inventories                                              (231,716)                                 (12,858)
               Prepaid expenses and other                                (44,645)                                  (8,766)
               Accounts payable and accrued expenses                     (30,528)                                  30,811
                                                                       ---------                              -----------
                 Net Cash Provided by (used in)
                 Operating Activities                                   (416,930)                                  48,776

Investing Activities
       Purchases of equipment and vehicles                                (8,055)                                  (7,813)
       Acquisition of net assets of Copier Specialists
                 (net of cash acquired of $3,054)                        (36,946)
                                                                       ---------                              -----------
                 Net Cash Used in Investing Activities                   (45,001)                                  (7,813)

Financing Activities
       Repayment of capital lease obligations, net                        (9,807)                                  (1,190)
       Proceeds from affiliate and stockholder's
                 Loans payable                                                                                    108,939
       Proceeds from sale of common stock                                                                          94,000
       Repayment of loans payable officer/stockholder                    (38,429)
       Purchase of Treasury Stock                                        (38,848)
                                                                       ---------                              -----------
       Net Cash (Used in) Provided by Financing Activities               (87,084)                                 201,749
                                                                       ---------                              -----------
Net increase (decrease) in cash                                         (549,015)                                 242,712

Cash, beginning of year                                                  804,931                                  198,069
                                                                       ---------                              -----------
       Cash End of Period                                              $ 255,916                              $   440,781
                                                                       =========                              ===========


Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
       Interest                                                        $  11,182                              $     1,473
                                                                       =========                              ===========

See notes to Consolidated Financial Statements

                                        DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

1.  Basis of Presentation     The consolidated balance sheet as of February 28,
                              1998 and the related consolidated statements of operations and cash flows for the three month period ended February 28, 1998 are unaudited.
                              In the opinion of management, all adjustments
                              (which include only normally recurring
                              adjustments) necessary for a fair presentation of such financial statements have been made.


                              The November 30, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. The results of operations for the three month period ended February
                              28, 1998 are not necessarily indicative of the operating results for the entire year.

2.  Other Items               In February 1998, the Company, through its
                              wholly-owned subsidiary JA-Hunt Services, Inc., acquired the assets of a Florida-based company engaged in the retail sale and servicing of copier supplies and equipment for a purchase price of $80,000 ($40,000 in cash and $40,000 in common stock) plus the assumption of liabilities.

                              During March 1998, the Company paid off a loan payable from a stockholder in the amount of approximately $179,000.

                              During the three month period ended February 28, 1998 the Company re-purchased 100,000 shares of its common stock for approximately $39,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The three months ended February 28, 1998 compared to the three months ended February 28, 1997

Sales decreased approximately $462,000 or 29.7% for the three months ended February 28, 1998 compared to the three months ended February 28, 1997. This decrease was a result of a decrease in the revenue generated from the sale of microfiche scanner units "SCREENSCAN" coupled with a decrease in copier
revenues.   The decrease in copier revenue is the result of the loss of contracts with two universities in the southeast during fiscal 1997. In addition, during March 1998, the Company was notified that its proposal for the renewal of its contract with another major university in the southeast was not accepted. The Company, along with others submitting proposals, have appealed the bid process, and such appeals are pending. Sales from this university represented 11.5% of total sales for the year ended November 30, 1997. Revenues derived from the Company's Smart Switch continue to be minimal.

Cost of sales represented 59.2% of sales for the three months ended February 28, 1998 compared to 54.7% for the three months ended February 28, 1997. This increase is the result of lower microfiche scanner product mix.

Depreciation and amortization for the three months ended February 28, 1998, remained consistent with the comparable prior period.

Selling, general and administrative expenses increased to approximately $572,000 or 52.3% of sales for the three months ended February 28, 1998 from approximately $450,000 or 28.9% of sales for the three months ended February 28, 1997. The increase was the result of the one time expenses associated with the relocation of the Company's executive offices to Sarasota, Florida, the continued marketing, promotion and development of the Company's Screenscan dealership and the fact that included in selling, general and administrative expenses include certain fixed costs which when compared to a lower revenue base result in a higher percentage of sales.

Interest expense increased approximately $9,709 for the three months ended February 28, 1998 compared to the three months ended February 28, 1997.

The above resulted in net loss of approximately ($327,359) for the three months ended February 28, 1998 compared to net income of approximately $70,674 for the three months ended February 28, 1997.

Liquidity and Capital Resources

At February 28, 1998, the Company had cash of $255,916 as compared to $440,781 at February 28, 1997. Working capital at February 28, 1998 was $720,024 as compared to a working capital deficiency of $181,808 at February 28, 1997.

The Company's primary need for funds is to finance working capital, capital expenditures and the further development of the Company's Smart Switch business and ScreenScan dealership and the acquisition of new businesses and the further growth of acquisitions to broaden and diversify it revenue source making it less seasonal.

Net cash used in operating activities of approximately $417,000 resulted from the net loss of approximately $327,000 offset by non-cash items including depreciation and amortization of $182,000 and a decrease in the deferred tax benefit of $7,500. In addition net cash used in operating activities included increases in inventories of $232,000 and prepaid expenses of $45,000.

Net cash used in investing activities of approximately $45,000 resulted from the acquisition of copiers and accessories of $8,000 and net cash used in the acquisition of Copier Specialists in the amount of $37,000.

Net cash used in financing activities in the amount of approximately $87,000 resulted from the repayment of capital lease obligations of $10,000, loans payable to an officer/stockholder of $38,000 and the purchase of treasury stock in the amount of $39,000. The above resulted in a net decrease in cash of approximately $549,000 for the three months ended February 28, 1998. In addition, in March 1998, the Company paid off a loan payable from a stockholder in the amount of approximately $179,000.

Management continues to believe the expected cash flow from operations, the expected growth of newly acquired companies, its ScreenScan dealership, and the willingness and ability of the Company's Chief Executive Officer to fund any operating deficits will allow the Company to continue operations over the next 12 months. However, no assurance can be given that these factors will materialize.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIVERSIFAX, INC.


                                        /s/ Irwin A. Horowitz
                                        --------------------------------
Date: April 14, 1998                    Irwin A. Horowitz
                                        Chairman of the Board of
                                        Directors, President and Chief
                                        Executive Officer