Form 10KSB/A
period 1997-11-30
DIVERSIFAX INC
filed 1998-05-06
CIK 885462

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                FORM 10-KSB/A
Amendment No. 1

(Mark One)
[X}]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended November 30, 1997

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

4274 Independence Court, Sarasota, Florida
     34234-2109
(Address of Principal Executive Offices)
      (Zip Code)

                               (941) 351-2720
                         (Issuer's Telephone Number
                            Including Area Code)

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

Documents incorporated by reference:None


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

BENEFICIAL OWNERSHIP OF COMMON STOCK
Name and Address of
Beneficial Holder     C

Number of Shares
Beneficially Owned(1)C

Percentage of ClassDr. Irwin A. Horowitz
111 Ocean Place
Sarasota, Florida  24242
 9,623,097(2)      52.1Kenneth Ross Wolfe
532 Broad Hollow Road
Melville, New York 11747
100,000(3)        *Judd Rothman
31 Oak Street
Patchogue, New York
217,850(4)      1.4All officers and directors as a
group (4 persons)
9,940,947(5)      53.5
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



                                      DIVERSIFAX, INC.



                                      /s/ Irwin A. Horowitz
Date:  May 6, 1998                    Dr. Irwin A. Horowitz
                                      Chairman of the Board,
                                      Chief Executive Officer
                                      and President