Form 10QSB
period 1998-05-31
DIVERSIFAX INC
filed 1998-07-23
CIK 885462

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB




                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act Of 1934




For the quarterly period ended May 31, 1998

Transition Report Under Section 13 or 15(d) of the Exchange Act


For the transition period from ______________________ to _______________________

Commission File Number 0-20936



                                DIVERSIFAX, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Delaware                                             13-3637458
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


4274 Independence Court, Sarasota, Florida 34234-2109
-----------------------------------------------------
(Address of principal executive office)

Issuer's telephone number:
(941)351-2720


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


There were 15,724,213 shares outstanding of the issuer's common stock, par value $.001 per share, as of July 1, 1998

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                     (UNAUDITED)


                                                                    MAY 31, 1998                      NOVEMBER 30, 1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash                                                            $    218,835                        $    804,931
    Accounts receivable                                                  333,649                             273,566
    Inventories                                                          813,409                             583,202
    Prepaid expenses and other                                           404,444                             366,129
    Deposit for acquisition                                               80,000
    Other current assets                                                  13,081
--------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                 1,783,418                           2,027,828

Equipment and vehicles, less accumulated depreciation                  2,901,376                           3,274,851
Intangible assets net of accumulated amortization                         76,500                              21,000
Deferred tax benefit                                                     180,000                             180,000
Other assets                                                              47,980                              53,235
--------------------------------------------------------------------------------------------------------------------
                  TOTAL ASSETS                                      $  5,069,274                        $  5,556,914
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                   $     71,464
    Capital lease payable, current portion                                32,129                        $     41,937
    Accounts payable and accrued expenses                                900,429                             791,757
    Loan payable, stockholder                                                177                             178,877
--------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT LIABILITIES                              924,199                           1,012,571

Capital lease payable, net of current portion                            205,300                             205,301
Loans payable, officer/stockholder                                     1,767,975                           1,781,308
--------------------------------------------------------------------------------------------------------------------

                  TOTAL LIABILITIES                                    2,897,474                           2,999,180
--------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Convertible preferred stock, Series D, $.001 par value,
     authorized 1,500 shares, issued and outstanding 566 shares                1                                   1
    Common stock, $.001 par value, authorized 40,000,000
     shares, issued 15,724,213 shares                                     15,724                              15,299
    Additional paid in capital                                        11,650,770                          11,651,195
    Deficit                                                           (9,306,347)                         (8,879,261)
--------------------------------------------------------------------------------------------------------------------
                                                                       2,360,148                           2,787,234
Less: Treasury stock, at cost                                           (268,348)                           (229,500)
--------------------------------------------------------------------------------------------------------------------

        TOTAL STOCKHOLDERS' EQUITY                                     2,091,800                           2,557,734
--------------------------------------------------------------------------------------------------------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  5,069,274                        $  5,556,914
====================================================================================================================


See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)




                                                SIX MONTHS ENDED                    THREE MONTHS ENDED
                                           --------------------------           --------------------------
                                           MAY 31,            May 31,           MAY 31,            May 31,
                                            1998               1997              1998               1997
------------------------------------------------------------------------------------------------------------

SALES                                   $  2,507,356       $  3,462,508      $  1,415,637       $  1,908,882
------------------------------------------------------------------------------------------------------------

COST AND EXPENSES

    Cost of sales, exclusive of
     depreciation                          1,380,659          1,807,094           734,034            956,421

    Depreciation and amortization            405,596            383,173           223,592            202,037

    Selling, general and
     administrative                        1,126,632          1,173,755           554,865            724,085

    Interest expense                          21,395             11,628            10,203             10,155
------------------------------------------------------------------------------------------------------------
                                           2,934,282          3,375,650         1,522,694          1,892,698
------------------------------------------------------------------------------------------------------------
    Income (loss) before provision
     for income taxes                       (426,926)            86,858          (107,057)            16,184

    Provision for income taxes                                   17,782                               17,782
------------------------------------------------------------------------------------------------------------

           NET INCOME (LOSS)            $   (426,926)      $     69,076      $   (107,057)      $     (1,598)
============================================================================================================


Weighted average common
 shares outstanding                       15,493,033         14,164,887        15,682,637         14,183,009

Income (loss) per share
 of common stock                        $       (.03)      $        .01      $       (.01)                 *
============================================================================================================



* Less than 1 cent




See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)



                                                                                SIX MONTHS ENDED
                                                                             -----------------------
                                                                             MAY 31,         May 31,
                                                                              1998            1997
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                               $(426,926)      $  69,076

    ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Depreciation and amortization                                          405,596         383,173
      Amortization of marketing agreement                                                    206,250
      Deferred tax benefit                                                                    17,782

    CHANGES IN OPERATING ASSETS AND LIABILITIES
      Accounts receivable                                                    (24,859)       (484,625)
      Inventories                                                           (181,481)       (117,422)
      Prepaid expenses and other                                             (46,141)         83,700
      Accounts payable and accrued expenses                                   89,698         (93,871)
----------------------------------------------------------------------------------------------------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (184,113)         64,063
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Purchases of equipment and vehicles                                      (15,504)         (7,813)
    Deposit for acquisition                                                  (80,000)
    Acquisition of net assets of Copier Specialists
     (net of cash acquired of $3,054)                                       (100,053)
----------------------------------------------------------------------------------------------------

                  NET CASH USED IN INVESTING ACTIVITIES                     (195,557)         (7,813)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Repayment of capital lease obligations                                    (9,809)         (5,178)
    Repayment of loan payable                                                                 (2,618)
    Proceeds from (repayment of) stockholder's loans                        (178,700)        318,875
    Proceeds of note payable                                                  34,264
    Proceeds from sale of common stock                                                        94,000
    Repayment of loans payable officer/stockholder                           (13,333)       (430,800)
    Purchase of treasury Stock                                               (38,848)
----------------------------------------------------------------------------------------------------
                  NET CASH USED IN FINANCING ACTIVITIES                     (206,426)        (25,721)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                             (586,096)         30,529

Cash - Beginning of year                                                     804,931         198,069
----------------------------------------------------------------------------------------------------
                  CASH - END OF PERIOD                                     $ 218,835       $ 228,598
====================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE PERIOD FOR:
    Interest                                                               $  21,395       $  11,628
====================================================================================================

See Notes to Consolidated Financial Statements.

                                               DIVERSIFAX, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)




1. BASIS OF PRESENTATION   The consolidated balance sheet as of May 31, 1998 and
                           the related consolidated statements of operations and cash flows for the six and three month periods ended
                           May 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

                           The November 30, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. The results of operations for the three and six month periods ended May 31, 1998 are not necessarily indicative of the operating results for the entire year.

2. OTHER ITEMS             In February of 1998, the Company, through its
                           wholly-owned subsidiary, JA-Hunt Services, Inc., acquired the assets of a Florida- based company engaged in the retail sale of copier supplies and the servicing of copier equipment for a purchase price of $80,000 ($40,000 in cash and $40,000 in common stock)
                           plus the assumption of liabilities.

                           During March of 1998, the Company paid off a loan payable from a stockholder in the amount of approximately $179,000.

                           During the six month period ended May 31, 1998 the Company repurchased 100,000 shares of its common stock on the open market for approximately $39,000.

3. SUBSEQUENT EVENTS       During June 1998, JA-Hunt Services, Inc. acquired the
                           assets of a Delaware-based company also engaged in the retail sale of copier supplies and the servicing of copier equipment for a purchase price of $160,000
                           ($80,000 in cash and $80,000 in common stock).

                           During July 1998, the same subsidiary acquired the assets of an Illinois based company, for $100,000 ($30,000 cash and $70,000 in common stock).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Six Months Ended May 31, 1998 Compared To The Six Months Ended May 31, 1997


Sales decreased approximately $955,000 or 27.6% for the six months ended May 31, 1998 compared to the six months ended May 31, 1997. This decrease was a result of a decrease in the revenue generated from the sale of microfiche scanner units coupled with a decrease in copier revenues. The decrease in copier revenue is the result of the loss of contracts with two universities in the southeast during fiscal 1997. In addition, during March 1998, the Company was notified that its proposal for the renewal of its contract with another major university in the southeast was not accepted. Sales from this university represented 11.5% of total sales for the year ended November 30, 1997. Revenues derived from the Company's Smart Switch continue to be minimal.

Cost of sales represented 55.1% of sales for the six months ended May 31, 1998, compared to 52.2% for the six months ended May 31, 1997. This increase is the result of lower microfiche scanner product mix.

Depreciation and amortization for the six months ended May 31, 1998 remained consistent with the comparable prior period.

Selling, general and administrative expenses decreased to approximately $1,127,000 or 44.9% of sales for the six months ended May 31, 1998 from approximately $1,174,000 or 33.9% of sales for the six months ended May 31, 1997. The percentage increase was the result of the one time expenses associated with the relocation of the Company's executive office to Sarasota, Florida, the continued marketing, promotion and development of the Company's Screenscan dealership and the fact that included in selling, general and administrative expenses are certain fixed costs which when compared to a lower revenue base result in a higher percentage of sales; offset by the 1997 one time amortization of the consideration paid under a marketing agreement of approximately $206,000.

Interest expense increased approximately $11,000 for the six months ended May 31, 1998 compared to the six months ended May 31, 1997. This increase was the result of interest related to capital lease obligations being in effect for the entire six month for the period ended May 31, 1998.

The above resulted in net loss of approximately ($427,000) for the six months ended May 31, 1998 compared to net income of approximately $69,000 for the six months ended May 31, 1997.

The Three Months Ended May 31, 1998 Compared To The Three Months Ended May 31, 1997

Sales decreased approximately $493,000 or 25.8% for the three months ended May 31, 1998 compared to the three months ended May 31, 1997. The decrease was attributable to the same reasons as detailed in the six month comparisons.

Cost of sales represented 51.9% of sales for the three months ended May 31, 1998 compared to 50.1% for the three months ended May 31, 1997. This increase is the result of the lower microfiche scanner product mix.

Depreciation and amortization for the three months ended May 31, 1998 remained consistent with the comparable prior period.

Selling, general and administrative expenses decreased to approximately $555,000 or 39.2% of sales for the three months ended May 31, 1998 from approximately $724,000 or 37.9% of sales for the three months ended May 31, 1997. The decrease was the result of a one time amortization, during 1997, of the consideration paid under a marketing agreement of approximately $206,000.

Interest expense remained consistent for the three months ended May 31, 1998 compared to the three months ended May 31, 1997.

The above resulted in net loss of approximately ($107,000) for the three months ended May 31, 1998 compared to a net loss of approximately ($1,600) for the three months ended May 31, 1997.

Liquidity and Capital Resources

At May 31, 1998, the Company had cash and working capital of $218,835 and $859,219, respectively, as compared to $804,931 and $1,015,257, respectively, at November 30, 1997.

The Company's primary need for funds is to finance working capital, capital expenditures and the further development of the Company's Smart Switch business and ScreenScan dealership, and the possible acquisition of new businesses and the further growth of acquisitions to broaden and diversify it revenue source making it less seasonal.

Net cash used in operating activities of approximately $264,000 resulted from the net loss of approximately $427,000, offset by non-cash items including depreciation and amortization of $406,000. In addition net cash used in operating activities included increases in inventories of $181,000 and prepaid expenses of $46,000.

Net cash used in investing activities of approximately $196,000 resulted from the acquisition of copiers and accessories of $16,000, net cash used in the acquisition of Copier Specialities in the amount of $100,000, and a deposit made for $80,000 for a future acquisition.

Net cash used in financing activities in the amount of approximately $206,000 resulted from the repayment of capital lease obligations of $10,000, loans payable to an officer/stockholder of $13,000, loans payable to a stockholder of $179,000, and the purchase of treasury stock in the amount of $39,000.

The above resulted in a net decrease in cash of approximately $586,000 for the six months ended May 31, 1998.


Management continues to believe the expected cash flow from operations, the expected growth of newly acquired companies, its ScreenScan dealership, and the willingness and ability of the Company's Chief Executive Officer to fund any operating deficits will allow the Company to continue operations over the next 12 months. However, no assurance can be given that these factors will materialize.

The Company faces the potential de-listing of its stock on The Nasdaq Small Cap Market because it is not in compliance with the new minimum bid/price requirement. As a result, the Company is exploring trading of its shares via The Nasdaq Bulletin Board or "pink sheets".

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









DiversiFax, Inc.
----------------
(Registrant)






Date     July 17, 1998              By       /s/ Irwin A. Horowitz
--------------------------------------------------------------------------------
                                             Irwin A. Horowitz, President
                                             and Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit Number             Description
--------------             -----------
      27                   Financial Data Schedule (for SEC use only)