Form 10QSB
period 1998-08-31
DIVERSIFAX INC
filed 1998-10-14
CIK 885462

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: AUGUST 31, 1998





                         COMMISSION FILE NUMBER: 0-20936


                                DIVERSIFAX, INC.
        (Exact Name of Small Business Issuer as specified in its charter)


            DELAWARE                                            13-3637458
  (State or other jurisdiction                             (IRS Employer Identi-
of incorporation or organization)                            fication Number)


                             4274 INDEPENDENCE COURT
                             SARASOTA, FLORIDA 34234
                    (Address of principal executive offices)


                                 (941) 351-2720
                 (Issuer's telephone number including area code)


      Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES: X NO:
                                                                      ---    ---



      Number of shares outstanding as of August 31, 1998: 15,724,213 shares of Common Stock, $.001 par value.


Transitional Small Business Disclosure Format: YES:     NO: X
                                                   ---     ---

                                DIVERSIFAX, INC.

                                      INDEX



                                     Part I

Item 1.   Financial Statements

          Consolidated Balance Sheet as of
            August 31, 1998                                                              3

          Consolidated Statements of Operations for the Three Months and Nine
            Months Ended August 31, 1998 and 1997                                        5

          Consolidated Statements of Cash Flows for the Nine Months
            Ended August 31, 1998 and 1997                                               6

          Notes to Consolidated Financial Statements                                     7


Item 2.   Management's Discussion and Analysis or Plan of Operation                      9


                                     Part II


Item 6.   Exhibits and Reports on Form 8-K                                              12

Signatures                                                                              13

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.



                                Diversifax, Inc.
                           Consolidated Balance Sheet
                                 August 31, 1998
                                   (Unaudited)


                                     ASSETS


Current Assets:

     Cash                                                           $    85,024
     Accounts receivable - trade                                        255,609
     Other receivables                                                   31,093
     Inventories                                                        782,208
     Prepaid expenses                                                   129,069
                                                                    -----------
      Total current assets                                            1,283,003

Fixed assets - net of accumulated
     depreciation                                                     2,774,503

Other assets:
     Deposits                                                            44,207
     Other assets                                                        63,554
                                                                    -----------
                                                                    $ 4,165,267
                                                                    ===========



See accompanying notes to financial statements.

                                Diversifax, Inc.
                           Consolidated Balance Sheet
                                 August 31, 1998
                                   (Unaudited)
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Notes payable                                                    $    31,351
   Capital leases payable - current portion                              37,130
   Accounts payable and accrued expenses                                786,745
                                                                    -----------
     Total current liabilities                                          855,226
                                                                    -----------

Long-term portion of capital leases                                     200,300
Loans payable - officer/shareholder                                   1,760,965

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $.001 par value,
  1,500 shares authorized 556 shares issued
  and outstanding                                                             1
Common stock, $.001 par value, 40,000,000
  shares authorized, 15,724,213 shares
  issued and outstanding                                                 15,724
Additional paid in capital                                           11,650,770
Accumulated deficit                                                 (10,049,371)
                                                                    -----------
                                                                      1,617,124
Less: Treasury stock, at cost                                          (268,348)
                                                                    -----------
        Total stockholders' equity                                    1,348,776
                                                                    -----------
                                                                    $ 4,165,267
                                                                    ===========



See accompanying notes to financial statements.

                                Diversifax, Inc.
                      Consolidated Statements of Operations
       For The Three Months and Nine Months Ended August 31, 1998 and 1997
                                   (Unaudited)


                                            Three Months                  Nine Months
                                    --------------------------   ---------------------------
                                        1998          1997           1998           1997
                                    ------------  ------------   ------------   ------------
Net sales                           $  1,007,935  $  1,534,985   $  3,515,288   $  4,997,493

Cost of goods sold                       638,681       889,181      2,019,340      2,696,275
                                    ------------  ------------   ------------   ------------

Gross profit                             369,254       645,804      1,495,948      2,301,218
                                    ------------  ------------   ------------   ------------

Operating expenses:
  Depreciation and amortization          203,575       191,586        609,171        574,758
  General and administrative
    expenses                             901,415       674,441      2,025,047      1,848,197
                                    ------------  ------------   ------------   ------------
Total operating expenses               1,104,990       866,027      2,634,218      2,422,955
                                    ------------  ------------   ------------   ------------
Income (loss) from operations           (735,736)     (220,223)    (1,138,270)      (121,737)
                                    ------------  ------------   ------------   ------------

Other (expenses) income:
   Interest                              (10,445)      (12,213)       (31,840)       (23,841)
                                    ------------  ------------   ------------   ------------

Net income (loss)                   $   (746,181) $   (232,436)  $ (1,170,110)  $   (145,578)
                                    ============  ============   ============   ============

Per share information:
  Net (loss) per share:             $       (.05) $       (.02)  $       (.08)  $       (.01)
                                    ============  ============   ============   ============

Weighted average shares:              15,493,000    14,212,000     15,428,000     14,175,000
                                    ============  ============   ============   ============



See accompanying notes to financial statements.

                                Diversifax, Inc.
                      Consolidated Statements of Cash Flows
               For The Nine Months Ended August 31, 1998 and 1997



                                                          1998          1997
                                                          ----          ----

Cash flows from operating activities                  $ (265,159)   $  (672,969)
                                                      ----------    -----------

Cash flows from investing activities:
  Acquisition of business interests                     (120,000)            --
  Purchase of fixed assets                              (118,223)       (38,780)
                                                      ----------    -----------
 Net cash provided by (used in)
     investing activities                               (238,223)       (38,780)
                                                      ----------    -----------

Cash flows from financing activities:
  Repayment of capital leases                             (9,808)        (7,880)
  Repayment of loan payable                                   --         (7,817)
  Proceeds from related party debt                            --        328,906
  Repayments of related party debt                      (199,220)      (430,800)
  Proceeds from the sale of common stock                      --         52,000
  Proceeds from the sale of preferred stock                   --      1,350,000
  Purchase of treasury stock                             (38,848)            --
  Proceeds from bank borrowings                           31,351             --
                                                      ----------    -----------
Net cash provided by (used in)
      financing activities                              (216,525)     1,284,409
                                                      ----------    -----------

Net increase (decrease) in cash                         (719,907)       572,660
Beginning - cash balance                                 804,931        198,069
                                                      ----------    -----------
Ending - cash balance                                 $   85,024    $   770,729
                                                      ==========    ===========



 See accompanying notes to financial statements.

                                Diversifax, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note A. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of November 30, 1997 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories, consisting principally of parts and supplies are valued at the lower of cost or market on a first in - first out basis.

Income taxes

No provision for income taxes has been reflected in the statement of operations due to operating losses.

Note B. Acquisition of business interests

In February, 1998, the Company acquired the assets of a Company engaged in the retail sales of copier supplies and the servicing of copier equipment for a purchase price of $80,000 ($40,000 cash and $40,000 in common stock) plus the assumption of liabilities.

During June, 1998 the Company acquired the assets of a company engaged in the retail sales of copier supplies and the servicing of copier equipment for a purchase price of $160,000 ($80,000 cash and $80,000 in common stock).

                                Diversifax, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note C. Stockholders' equity

During the period ended August 31, 1998 the Company repurchased 100,000 shares of its common stock for cash aggregating $38,848.

Note D. Related Party Transactions

During March, 1998 the Company repaid a loan from a stockholder aggregating approximately $179,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION.

The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                           FORWARD-LOOKING STATEMENTS

THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO, SUCCESSFUL INTEGRATION OF THE NEWLY ACQUIRED BUSINESSES, THE COMPANY'S CONTINUED ABILITY TO DEVELOP AND INTRODUCE INNOVATIVE PRODUCTS, CHANGING CONSUMER PREFERENCES, ACTIONS BY COMPETITORS, THE EFFECT OF ECONOMIC CONDITIONS, DEPENDENCE ON CERTAIN CUSTOMERS AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. GIVEN THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY ALSO UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

Comparison of the three months ended August 31, 1998 to the three months ended August 31, 1997

Net sales decreased 34%, from approximately $1.5 million for the three months ended August 31, 1997 to approximately $1.0 million for the same period in 1998, primarily as a result of a decrease in the revenue generated from microfiche scanner units combined with a decrease in copier revenues. The decrease in copier revenues is the result of the loss of contracts with two major universities.

Gross profit decreased as a percentage of sales, from approximately 42% for the three months ended August 31, 1997 to approximately 37% for the same period in 1998, primarily as a result of product mix and increased maintenance costs.

General and administrative expenses increased from approximately $674,000 for the three months ended August 31, 1997 to approximately $901,000 for the same period in 1998, primarily as a result of expenses incurred related to newly acquired operations, the Company's efforts to replace customers which terminated their contracts and the Company's efforts to expand its revenue base.

Comparison of the nine months ended August 31, 1998 to the nine months ended August 31, 1997

Net sales decreased 30%, from approximately $5.0 million in 1997 to approximately $3.5 million in 1998, primarily as a result of a decrease in the revenue generated from microfiche scanner units combined with a decrease in copier revenues. The decrease in copier revenues is the result of the loss of contracts with two major universities.

Gross profit decreased as a percentage of sales, from approximately 46% in 1997 to approximately 42% in 1998, primarily as a result of product mix and increased maintenance costs.

General and administrative expenses increased from approximately $1.8 million in 1997 to approximately $2.0 million in 1998 primarily as a result of expenses incurred related to newly acquired operations, the Company's efforts to replace customers which terminated their contracts and the Company's efforts to expand its revenue base.

LIQUIDITY AND CAPITAL RESOURCE

At August 31, 1998 the Company had cash and working capital of $85,000 and $428,000 respectively as compared to $804,000 and $1,015,000 at November 30, 1997.

The Company's primary need for funds is to finance working capital, capital expenditures and the possible acquisition of new businesses to broaden and diversify its revenue source making it less seasonal.

Net cash used in financing activities of $216,525 resulted principally from the repayment of related party debt ($199,220) and the purchase of treasury stock ($38,848).

Net cash used in investing activities of $238,223 resulted from cash used in business acquisitions of $120,000 and the acquisition of fixed assets of $118,223.

The Company anticipates, based on its currently proposed plans, that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the balance of the 1998 fiscal year.

SEASONALITY

The Company anticipates that the seasonality of its business generally will follow the usage demand for coin operated copiers which typically is heaviest from September to May.

                                     PART II

                                OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS. Exhibit 27 - Financial Data Schedule

          (b) REPORTS ON FORM 8-K. None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIVERSIFAX, INC.



Dated: October 14, 1998                   By: /s/ Irwin A. Horowitz
                                             ----------------------------------
                                             Irwin Horowitz
                                             President
                                             (Principal Executive Officer)