Form 10QSB/A
period 1998-08-31
DIVERSIFAX INC
filed 1999-02-02
CIK 885462

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB-A


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

                                DIVERSIFAX, INC.

                                     INDEX


                                     Part I

Item 1.  Financial Statements

         Consolidated Balance Sheet as of
           August 31, 1998                                                       3

         Consolidated Statements of Operations for the
           Three Months and Nine Months Ended August 31, 1998 and 1997           5

         Consolidated Statements of Cash Flows for the
           Nine Months Ended August 31, 1998 and 1997                            6

         Notes to Consolidated Financial Statements                              7


Item 2.  Management's Discussion and Analysis or Plan of Operation               9


                                    Part II


Item 6.  Exhibits and Reports on Form 8-K                                       13

Signatures                                                                      14

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                                Diversifax, Inc.
                           Consolidated Balance Sheet
                                August 31, 1998
                                  (Unaudited)

                                     ASSETS


Current Assets:

     Cash                                                            $   85,024
     Accounts receivable - trade                                        255,609
     Other receivables                                                   31,093
     Inventories                                                        782,208
     Prepaid expenses                                                   129,069
                                                                     ----------
         Total current assets                                         1,283,003

Fixed assets - net of accumulated depreciation                        2,774,503

Other assets:

     Deposits                                                            44,207
     Other asset                                                         63,554
                                                                     ----------
                                                                     $4,165,267
                                                                     ==========



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

                                Diversifax, Inc.
                     Consolidated Statements of Operations
For The Three Months and Nine Months Ended August 31, 1998 and 1997 (Unaudited)



                                                      Three Months                        Nine Months
                                           ------------------------------      -------------------------------
                                               1998               1997              1998               1997
                                           ------------      ------------      ------------        -----------
Net sales                                  $  1,007,935      $  1,534,985      $  3,515,288        $ 4,997,493

Cost of goods sold                              638,681           889,181         2,019,340          2,696,275
                                           ------------      ------------      ------------        -----------

Gross profit                                    369,254           645,804         1,495,948          2,301,218
                                           ------------      ------------      ------------        -----------

Operating expenses:
  Depreciation and amortization                 203,575           191,586           609,171            574,758
  General and administrative
    expenses                                    901,415           674,441         2,025,047          1,848,197
                                           ------------      ------------      ------------        -----------
Total operating expenses                      1,104,990           866,027         2,634,218          2,422,955
                                           ------------      ------------      ------------        -----------
Income (loss) from operations                  (735,736)         (220,223)       (1,138,270)          (121,737)
                                           ------------      ------------      ------------        -----------

Other (expenses) income:
   Interest                                     (10,445)          (12,213)          (31,840)           (23,841)
                                           ------------      ------------      ------------        -----------

Net income (loss)                          $   (746,181)     $   (232,436)     $ (1,170,110)       $  (145,578)
                                           ------------      ------------      ------------        -----------
Per share information:
  Net (loss) per share:                    $       (.05)     $       (.02)     $       (.08)       $      (.01)
                                           ============      ============      ============        ===========

Weighted average shares:                     15,493,000        14,212,000        15,428,000         14,175,000
                                           ============      ============      ============        ===========




See accompanying notes to financial statements.

                                Diversifax, Inc.
                     Consolidated Statements of Cash Flows
               For The Nine Months Ended August 31, 1998 and 1997


                                                           1998          1997
                                                           ----          ----
Cash flows from operating activities                    $ (265,159)  $ (672,969)
                                                        ----------   ----------

Cash flows from investing activities:
  Acquisition of business interests                       (120,000)          --
  Purchase of fixed assets                                (118,223)     (38,780)
                                                        ----------   ----------
 Net cash provided by (used in)
     investing activities                                 (238,223)     (38,780)
                                                        ----------   ----------

Cash flows from financing activities:
  Repayment of capital leases                               (9,808)      (7,880)
  Repayment of loan payable                                     --       (7,817)
  Proceeds from related party debt                              --      328,906
  Repayments of related party debt                        (199,220)    (430,800)
  Proceeds from the sale of common stock                        --       52,000
  Proceeds from the sale of preferred stock                     --    1,350,000
  Purchase of treasury stock                               (38,848)          --
  Proceeds from bank borrowings                             31,351           --
                                                        ----------   ----------
Net cash provided by (used in)
      financing activities                                (216,525)   1,284,409
                                                        ----------   ----------

Net increase (decrease) in cash                           (719,907)     572,660
Beginning - cash balance                                   804,931      198,069
                                                        ----------   ----------
Ending - cash balance                                   $   85,024   $  770,729
                                                        ==========   ==========




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

YEAR 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company is in the process of preparing its computer systems and applications for the Year 2000 through internal and external resources to identify, correct and test the Company's systems for Year 2000 compliance. The Company anticipates that the majority of its reprogramming will be completed by June 30, 1999.

The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by assessing the vendors supplying the Company products to ensure that they are aware of the Year 2000 business risks and are appropriately addressing them.

Because third party failures could have a material impact on the Company's ability to conduct business, the Company will make inquiries of its significant vendors and business partners to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. To the extent that vendors and business partners do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed.

The Company anticipates that it will have substantially completed an inventory of all information technology equipment by June 30, 1999, and will then address the Year 2000 readiness of such equipment. Also, non-information technology equipment will be inventoried by June 30, 1999 at which time the Company will address the Year 2000 readiness of such equipment.

The program costs, including testing and remediation of all of the Company's systems and applications, is not expected to be material. All estimated costs have been budgeted and are expected to be funded by existing cash balances and cash flows from operations.

The Company does not believe the costs related to the Year 2000 readiness project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors and partners, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date. Furthermore, any such unforeseen occurrences, if combined with failures of other third parties or in the public infrastructure, could have a material adverse effect on the Company's results of operations, financial condition, and/or cash flows. Consequently, there can be no assurance that the forward-looking estimates contained herein will be achieved and the actual cost could differ materially from the projections contained herein.

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

                                          DIVERSIFAX, INC.


Dated: February 2, 1999                   By: /s/ Irwin A. Horowitz
                                             ----------------------------------
                                                  Irwin Horowitz
                                                  President
                                                 (Principal Executive Officer)