Form 10KSB
period 2004-11-30
DIVERSIFAX INC
filed 2005-08-15
CIK 885462

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the fiscal year ended NOVEMBER 30, 2004
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                         Commission File Number 0-20936
                                                -------


                                DIVERSIFAX, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              DELAWARE                                 13-3637458
   -------------------------------       ------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)


         4274 INDEPENDENCE COURT, SARASOTA, FLORIDA       34234-2109
         ------------------------------------------       ----------
          (Address of Principal Executive Offices)        (Zip Code)


                                 (941) 351-2720
                 -----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

                                      None


Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

    YES        NO   X
        -----     -----

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year: $751,964

    The aggregate market value of the voting stock held by non-affiliates of the Issuer as of November 30, 2004 was $0.

    There were 26,299,702 shares outstanding of the issuer's common stock, par value $.001 per share, as of November 30, 2004 and 326,498 shares held in treasury.

    Transitional Small Business Disclosure Format (check one):

        YES        NO   X
            -----     -----

    Documents incorporated by reference:

        None

                                      INDEX

PART I
    Item 1.  Description of Business ..........................................3
    Item 2.  Description of Property ..........................................5
    Item 3.  Legal Proceedings ................................................5
    Item 4.  Submission of Matters to a Vote of Security Holders ..............5

PART II
    Item 5.  Market for Common Equity and Related Stockholder Matters .........6
    Item 6.  Management's Discussion and Analysis and Plan of Operation .......6
    Item 7.  Financial Statements .............................................9
    Item 8.  Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure .........................................9
    Item 8a. Controls and Procedures ..........................................9
    Item 8b. Other Information ................................................9

PART III
    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act. ..............10
    Item 10. Executive Compensation ..........................................11
    Item 11. Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters .................................12
    Item 12. Certain Relationships and Related Transactions ..................12
    Item 13. Exhibits ........................................................12
    Item 14. Principal Accountant Fees and Services ..........................13

SIGNATURES

EXHIBITS

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

    DiversiFax, Inc. (the "Company") has been engaged, since November 1993, in the business of owning, leasing, and operating coin and debit card pay-per-copy photocopy machines, fax machines, microfilm reader-printers and accessory equipment.

    Unfortunately due to the increased use of internet services, demand for the services provided by the Company has declined sharply.

    The Company was incorporated under the laws of the State of Delaware on February 28, 1989. The Company's principal executive offices and operations center are located at 4274 Independence Court, Sarasota, Florida 34234-2109, telephone number (941) 351-2720.

    ACQUISITION AND MERGER OF IMSG SYSTEMS, INC. AND AFFILIATES. Prior to November 1, 1993, the Company was only engaged in the self-service public fax machine business. As of November 1, 1993, the Company became the sole parent of IMSG Systems, Inc. ("IMSG") and its affiliated companies, National Copy Corp. "National"), Capital Copy Corp. ("Capital") and Advanced Business Systems, Inc. ("Advanced") (IMSG, National, Capital and Advanced collectively "IMSG and Affiliates"), which have been operating their self-service pay-per-copy photocopy and microfilm reader-printer business since 1969.

    ACQUISITION OF MDM. On January 27, 1994, the Company through its wholly-owned subsidiary, Coin Copy, Inc. acquired the contract revenues and business of MDM Copying Services, and Coin-Op, Inc., which at the time had expanded the Company's position in the New York Metropolitan area. This subsidiary has been folded into the wholly-owned subsidiary JA-Hunt Services, Inc.

    PENNSYLVANIA ACQUISITION. In June 1996, the Company, through its wholly-owned subsidiary JA-Hunt Services, Inc., acquired the assets of a Pennsylvania-based company engaged in the servicing of high end copier equipment and the retail sale of copier supplies and office equipment. This was subsequently disposed of on August 22, 2001.

    FLORIDA ACQUISITION. In February 1998, the Company, through its wholly-owned subsidiary JA-Hunt Services, Inc., acquired the assets and assumed the liabilities of a Florida-based company engaged in the retail sale and servicing of copier supplies and equipment for cash or stock.

OPERATIONS: COPIERS

    GENERAL. Since November 1, 1993, the Company, through its wholly-owned subsidiaries IMSG and Affiliates, has been engaged in the business of owning, leasing, operating and servicing coin and debit card pay-per-copy photocopiers and microfilm reader-printers (collectively the "Copiers"), card dispensers, laser printers and accessory equipment. IMSG and Affiliates have been in business since 1969. The Company operates its copiers in New York and Florida, in various sites including libraries, courthouses, colleges and similar high traffic outlets. The Company has over 500 Copiers and accessories on site. Generally, the Company is responsible for the collection of payments from each site and, at most locations, site operators share in the revenues derived from the copy sales at their site. The Company has the ability to service and repair its Copiers seven days a week. Users can pay per copy by inserting coins in the Copier or by using a debit access card, which the user may purchase at the site location.

    PRODUCTS. The Company's Copiers consist of a photocopier or microfilm reader-printer with an adapter that allows the user to operate the Copier and pay for the copy by inserting coins or a debit access card. The users can purchase debit access cards at the site location. If coins are used, the Copier will return change in excess of the price of the copies. As copies are made using the debit access card, the price of each copy is deducted from the aggregate value of the debit access card.

    SUPPORT SERVICES. The Company provides continuous preventative maintenance to its Copiers and related equipment based on manufacturer specifications. Frequency of service varies depending upon usage of a given machine. Copiers in high volume locations may require servicing as frequently as once a day. The Company maintains service centers in Valley Stream (Long Island), New York, and Sarasota, Florida. The Company uses the service centers to service regional accounts including repairing machines and storing supplies and parts. The Company may also service machines on site.

    SUPPLIES AND SUPPLIERS. The Company currently purchases both new and used copiers from a variety of sources, including acquiring Copiers from other companies as it expands when it purchases assets from other companies. Since machines are available from a variety of sources, the loss of any one supplier will not adversely impact the Company.

    The Company has primarily used Sharp photocopiers and Minolta microfilm reader-printers. The Company buys these machines and supplies from brokers, dealers and the manufacturers.

    The Company has not experienced any difficulties in obtaining equipment or parts and supplies and does not anticipate that there will be any problems obtaining any equipment, parts or supplies in the future.

    EXPANSION STRATEGY. Due to the declining demand for its products and services, the Company presently intends to expand by diversifying selectively into other areas. The Company may seek additional financing for such acquisitions through equity and/or debt offerings, or through loans from Dr. Horowitz, its Chief Executive Officer. There can be no assurance that the Company will be able to obtain any such financing. During the fiscal years ended November 30, 2004 and November 30, 2003, Dr. Horowitz has made loans to the Company to finance acquisitions and for working capital and has deferred certain salary payments. At November 30, 2004 and 2003, the Company owed Dr. Horowitz a balance of $2,778,563 and $2,908,714, respectively, for loans, salary, and interest. In addition, the Company may pay all or a portion of additional acquired businesses by means of issuing Stock of the Company.

    SIGNIFICANT CUSTOMERS. During the fiscal years ended November 30, 2004 and 2003, revenues derived from two of the Company's Copier customers, public libraries located in New York city, amounted to approximately 20% of the Company's revenues.

    PATENTS AND TECHNOLOGY. The Company does not, in general, rely on patented technology with respect to its Copier operations. The Company purchases and operates Copiers which may contain patented technology. However, management believes that the proprietary nature of this technology does not affect the Company's operations. Patented technology could affect the Company in the future if the Company is unable to obtain Copiers using the most current technology.

    COMPETITION. The Company markets its coin-operated Copier services to users at site locations who need to copy documents, books and other materials located at the sites where the Company's Copiers have been placed. Each of these competitors competes directly with the Company in a different and limited geographic region. Continental Copy Products Limited, another company that offers similar coin-operated services, principally conducts operations in Connecticut and downstate New York (including New York City). Copico principally conducts operations in Massachusetts, Connecticut, downstate New York and southern Florida. Competition between companies is generally based on price and quality of service offered.

    SEASONALITY. The Company's Copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns. Although the Company has experienced working capital deficits and cash flow tends to be tight in these periods of low revenue, the Company has not experienced severe cash flow difficulties. Seasonally slow periods are immediately preceded by periods of high volume of use, which generate increased cash flows. In addition, because the Copier business is conducted primarily in cash, there is no lag time between sales and collections. Also, fluctuations are regular and predictable, thereby allowing the Company to plan for such low revenue months. If necessary, Dr. Horowitz has advanced funds to the Company when needed so that it could meet its day to day cash obligations, although there can be no assurance he will continue to do so in the future. Cash flow has also been favorably affected in that creditors have typically relaxed payment terms during these slow months, although there can be no assurance they will continue to do so in the future.

EMPLOYEES

    At November 30, 2004, the Company had 10 full time employees, including one executive officer, 7 service technicians and 2 clerical and administrative employees, none of whom are subject to a collective bargaining agreement.


ITEM 2. DESCRIPTION OF PROPERTY

    The executive offices of the Company are currently maintained at 4274 Independence Court, Sarasota, Florida 34234-2109. Rental on these offices is currently $350 per month.

    The Company also maintains a service center in Valley Stream, New York. All space currently utilized by the Company is dedicated to administrative, marketing, data processing, equipment assembly storage, service, maintenance and clerical functions. The Company believes that its facilities are adequate for its present operations. Additionally, the Company believes its facilities are adequately covered by insurance.

    Machines are on site locations in New York, Florida, and South Carolina.


ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings, except as follows:

    (1) Jacksonville Public Library re breach of contract

    (2) Ikon Business Solutions re commission

    The Company believes that the outcome of the above actions will not have a material adverse effect on the Company's financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No Annual Meeting of Stockholders was held during the preceding year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock was traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ), Small Cap Market, under the symbol "DFAX," until delisted on 10/30/1998. Subsequently, all trading has been done on the Pink Sheets. For the years ended November 30, 2004 and 2003, there were no market values for the stock per "finance.yahoo.com."

    As of November 30, 2004, there were approximately 235 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FISCAL YEAR ENDED NOVEMBER 30, 2004 COMPARED TO THE FISCAL YEAR ENDED NOVEMBER 30, 2003

    In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of approximately $14,000,000 at November 30, 2004 and negative working capital in the amount of $2,701,538 for the year ended November 30, 2004. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Sales decreased $343,390 or 31% for the fiscal year ended November 30, 2004 compared to fiscal 2003. This decrease represents the continuing decline in demand for the Company's products. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. Over the past few years, the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal, the Company may be out bid by its competitors. Secondly, the Company has continued a critical review of its customer base, and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable.

    Cost of sales represented 49% of sales for the fiscal year 2004 compared to 45% of sales for the fiscal year 2003. This increase is due to a change in the mix of machines used and the costs of collections.

    Depreciation and amortization decreased to $12,194 for the fiscal year ended November 30, 2004 compared to $34,765 for fiscal 2003. Most of the Company's fixed assets are now fully depreciated.

    Selling, general and administrative expenses decreased to $421,567, or 56% of sales, for the year ended November 30, 2004 from $442,694, or 40% of sales, for the year ended November 30, 2003. This decrease is due to a reduction of staff in 2004 and increased sales effort in 2003.

    Interest expense was $42,156 for the year ended November 30, 2004 and $43,577 for November 30, 2003. The increase is due to an increased loan balance.

    The above factors resulted in a net profit of $18,035 for the year ended November 30, 2004 compared to $99,968 for the year ended November 30, 2003.

    The Company's Copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns.

CRITICAL ACCOUNTING POLICIES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Equipment and vehicles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging generally from five to ten years. For income tax purposes, the Company uses accelerated methods for all assets. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When equipment and vehicles are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

    Earnings per share has been computed using the weighted average number of common and common equivalent shares outstanding during each period presented.

    Revenue from the Company's self-service coin and card reader operated photocopy machines is principally recognized at the time payment is received. Revenue from the Company's scanner units is recognized when the product is shipped.

    Deferred revenue is recorded for amounts received but not earned as of the balance sheet dates. Income from these transactions is recognized as earned or on a straight-line basis over the term of the contract.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. The Company does not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

    In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on our financial condition or results of operations.

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No.
25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company is evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

LIQUIDITY AND CAPITAL RESOURCES

    At November 30, 2004, the Company had cash of $287,474 as compared to $461,140 at November 30, 2003.

    The Company's primary need for funds is to finance working capital, capital expenditures and the further development and the acquisition of new businesses and the further growth of acquisitions to broaden and diversify its revenue source making it less seasonal.

    Net cash provided by operating activities of $118,665 during the fiscal year ended November 30, 2004 resulted from the net profit of $18,035 offset by non-cash items including depreciation of $12,194 and loss on disposal of a company auto ($8,050). In addition, net cash provided by operating activities included a decrease in accounts payable and an increase in accrued expenses.

    Net cash used in financing activities amounted to $264,255 during the fiscal year ended November 30, 2004. At November 30, 2004, the amount of the loan payable by the Company to Dr. Irwin Horowitz was $1,863,563.

    The above resulted in a net decrease in cash of $173,666 for the year ended November 30, 2004.

    Management continues to believe the expected cash flow from operations, and the willingness and ability of the Company's Chief Executive officer to fund any operating deficit will allow the Company to continue operations over the next 12 months. However, no assurance can be given that these factors will materialize.

ITEM 7. FINANCIAL STATEMENTS

    The response to this Item is submitted as a separate section to this report on pages F-1 through F-15.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING ON FINANCIAL DISCLOSURE

    None


ITEM 8a. CONTROLS AND PROCEDURES

    (a) Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to DiversiFax, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

    (b) There were no significant changes in internal controls or in other factors that could significantly affect internal controls during the fiscal years ended November 30, 2004 and 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS: COMPLIANCE WITH
        SECTION 16(A) OF TAX EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    The current directors and executive officers of the Company are as follows:

NAME                                AGE               POSITION

Dr. Irwin A. Horowitz               68                Chairman of the Board,
                                                      Chief Executive Officer
                                                      and President

    Irwin A. Horowitz has been the Chairman of the Board, Chief Executive Officer and President of the Company since November 1, 1993. From July through October 1993, he served as Chief Operating Officer of the Company. For more than the past five years, Dr. Horowitz has been Chairman of the Board and President of IMSG and Affiliates, which were acquired by the Company effective November 1, 1993.

Lonnie L. Sciambi                   60                Director

    Lonnie L Sciambi has been a director since 1999. Mr. Sciambi is also managing Director and CEO of Hamilton Capital Group, an investment banking firm. He was previously Managing Director of LBC Capital Resources, Inc, an investment banking firm, and prior to that, President and CEO of Ion Networks, Inc, a telecommunications network management company. Mr. Sciambi, who began his career with IBM, followed by 25 years as an entrepreneur, holds a bachelor of science degree in electrical engineering from Drexel University.

    No family relationship exists between any director or executive officer and any other director or executive officer.

AUDIT COMMITTEE

    We do not have an Audit Committee, because we have only one director. Our Board of Directors has determined that we do not have an "audit committee financial expert", and we do not have sufficient resources to engage such a person to be a member of our Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during fiscal year ended November 30, 2004 all filing requirements applicable to Reporting Persons were complied with, and no Form 5 is required.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended November 30, 2004, 2003, and 2002. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below. For the purposes of this table, warrants are deemed to be equivalent of stock Options.

                                         ANNUAL COMPENSATION                       LONG TERM
                                                                                  COMPENSATION

NAME AND PRINCIPAL                                                           SECURITIES UNDERLYING
POSITION                    YEAR     SALARY ($)     BONUS($)    OTHER ($)           OPTIONS
------------------------    ----    ------------    --------    ---------    ---------------------
Dr. Irwin A. Horowitz       2004    $125,000 (1)      ----          0              5,613,097
Chairman of the Board,
Chief Executive Officer,    2003    $125,000 (1)      ----          0              5,613,097
and President
                            2002    $125,000 (1)      ----          0              5,613,097

__________
(1) Salary for all years after 1997 has been accrued and remain unpaid.

EMPLOYMENT AGREEMENT

    During fiscal 2004, Dr. Horowitz divided his business time primarily between New York (the location of the Company's service center and warehouse) and Florida (where the Company also has significant business). On October 29, 1996, the Company entered into a renewable one year Employment Agreement with Dr. Horowitz, pursuant to which the Company agreed to pay Dr. Horowitz a salary of $125,000, together with an annual incentive bonus equal to a percentage of the Company's pre-tax profits. Such incentive bonus ranges from 6% to 18% of the Company's pre-tax profits, based on the level of such pre-tax profits.

COMPENSATION OF DIRECTORS

    The directors of the Company are not currently compensated, nor were they during the last fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

    The following table sets forth, based upon information obtained from the persons named below, certain information regarding beneficial ownership of the Common Stock as of November 30,2004 as adjusted to reflect the sale of all of the Common Stock offered hereby by (i) each stockholder known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock,
(ii) each director of the Company, (iii) each person named in the Summary Compensation Table above and (iv) all of the Company's current officers and directors as a group.

BENEFICIAL OWNERSHIP OF COMMON STOCK

NAME AND ADDRESS OF             NUMBER OF SHARES             PERCENTAGE OF CLASS
BENEFICIAL HOLDER               BENEFICIALLY OWNED(1)

Dr. Irwin A. Horowitz           16,320,000                   61.3
555 Fifth Ave NE, #1121
St Petersburg, FL 33701

Cede & Co                       8,368,497                    31.4
P O Box 20
Bowling Green Station
New York NY 10004

__________
(1) Unless otherwise indicated below, all shares are owned beneficially and of record.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From time to time, Dr. Irwin A. Horowitz, the Chairman of the Board, Chief Executive Officer, and President of the Company, loans the Company funds to cover its working capital needs and to finance acquisitions.

    The loans payable, officer/stockholder amounts to $1,863,563 and $2,109,825 at November 30, 2004 and 2003, respectively. Included in these amounts is a $500,000 note that bears interest at eight percent per year beginning in September 1998 and a non-interest bearing note in the amount of $668,000, along with various loans and accruals. Each year, the Company reclassifies the accumulated prior year balance of accrued interest from accrued expenses to loans payable, officer/stockholder. As of November 30, 2004 and 2003, accrued interest of $210,000 and $170,000 is included in loans payable, officer/stockholder, respectively.


ITEM 13. EXHIBITS, LIST AND REPORT ON FORM 8-K

    (a) Exhibits. The Exhibits are filed as part of, or incorporated by reference into this report.

        31 - 32    Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

    During 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $22,000 for the audit and review fees associated with our 10-KSB and 10-QSB filings. During 2003, the Company did not engage any outside accountants.

Tax Fees
--------

    During 2004, our tax work was performed by a local accountant at nominal cost.

All Other Fees
--------------

    During 2004, no other fees were billed by our accountants, Pender Newkirk & Company.

Board of Directors Pre-Approval Process, Policies and Procedures
----------------------------------------------------------------

    Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DIVERSIFAX, INC. AND SUBSIDIARIES

                     Years Ended November 30, 2004 and 2003
                          Independent Auditors' Report

                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2004 and 2003



                                    CONTENTS


Report of Independent Registered Public Accounting Firm on
    Consolidated Financial Statements........................................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheets..............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statements of Changes in Stockholders' Deficit..............F-5

    Consolidated Statements of Cash Flows....................................F-6

    Notes to Consolidated Financial Statements............................F-7-15

             Report of Independent Registered Public Accounting Firm


Board of Directors
DiversiFax, Inc.
Sarasota, Florida


We have audited the accompanying balance sheet of DiversiFax, Inc. as of November 30, 2004 and 2003 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the management of DiversiFax, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiversiFax, Inc. as of November 30, 2004 and the results of its operations and its cash flows for the years ended November 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has accumulated a significant deficit over the years in the amount of approximately $14.0 million. The Company has negative working capital and owes a significant amount to an officer and shareholder. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
March 25, 2005

                               DiversiFax, Inc. and Subsidiaries

                                  Consolidated Balance Sheets

                                                                          November 30,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents .................................   $    287,474    $    461,140
    Other current assets ......................................            500           7,076
                                                                  ------------    ------------
Total current assets ..........................................        287,974         468,216

Equipment and vehicles, net ...................................         31,870          18,947
Note receivable, less allowance ...............................         65,716          70,807
                                                                  ------------    ------------

                                                                  $    385,560    $    557,970
                                                                  ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term debt and notes payable ....   $     10,511    $      2,758
    Accounts payable ..........................................         23,334          27,881
    Accrued expenses and other current liabilities ............         45,865          64,826
    Accrued payroll, stockholder ..............................        918,825         786,507
    Loan payable, officer/stockholder .........................      1,863,563       2,109,825
    Deferred revenue ..........................................        225,000         300,000
                                                                  ------------    ------------
Total current liabilities .....................................      3,087,098       3,291,797
                                                                  ------------    ------------

Long-term liabilities:
    Long-term debt and notes payable, less current maturities .         23,852           9,598
                                                                  ------------    ------------

Stockholders' deficit:
    Common stock; $.001 par value; 40,000,000 shares
        authorized; 26,626,200 shares issued; 26,299,702
        shares outstanding ....................................         26,626          26,626
    Additional paid-in capital ................................     11,641,395      11,641,395
    Accumulated deficit .......................................    (14,125,063)    (14,143,098)
                                                                  ------------    ------------
                                                                    (2,457,042)     (2,475,077)
    Less treasury stock, 326,498 shares, at cost ..............       (268,348)       (268,348)
                                                                  ------------    ------------
Total stockholders' deficit ...................................     (2,725,390)     (2,743,425)
                                                                  ------------    ------------

                                                                  $    385,560    $    557,970
                                                                  ============    ============

     The accompanying notes are an integral part of the consolidated financial statements.

                                              F-3

                               DiversiFax, Inc. and Subsidiaries

                             Consolidated Statements of Operations

                                                                    Year Ended November 30,
                                                                ------------------------------
                                                                    2004              2003
                                                                ------------      ------------
Sales .....................................................     $    751,963      $  1,095,354
                                                                ------------      ------------

Operating expenses:
    Cost of sales .........................................          367,764           494,501
    Depreciation expense ..................................           12,194            34,765
    Selling, general and administrative ...................          421,567           442,694
                                                                ------------      ------------
                                                                     801,525           971,960
                                                                ------------      ------------

Net operating (loss) income ...............................          (49,562)          123,394
                                                                ------------      ------------

Other income (expenses):
    Other income ..........................................           98,287             9,039
    Interest income .......................................           11,466            11,112
    Interest expense ......................................          (42,156)          (43,577)
                                                                ------------      ------------
                                                                      67,597           (23,426)
                                                                ------------      ------------

Net income before income taxes ............................           18,035            99,968

Income tax provision ......................................                -                 -
                                                                ------------      ------------

Net income ................................................     $     18,035      $     99,968
                                                                ============      ============


Weighted average common shares outstanding - basis ........       26,299,702        26,299,702
                                                                ============      ============

Earnings per share of common stock - basis ................     $       0.00      $       0.00
                                                                ============      ============

Weighted average common shares outstanding - diluted ......       32,334,297        32,324,297
                                                                ============      ============

Earnings per share of common stock - diluted ..............     $       0.00      $       0.00
                                                                ============      ============

     The accompanying notes are an integral part of the consolidated financial statements.

                                              F-4

                                         DiversiFax, Inc. and Subsidiaries

                            Consolidated Statements of Changes in Stockholders' Deficit

                                      Years Ended November 30, 2004 and 2003

                          Common Stock      Additional                    Treasury                    Total
                     --------------------     Paid-In     Accumulated      Stock,                  Stockholders'
                       Shares      Amount     Capital        Deficit      at Cost        Total        Deficit
                     ----------   -------   -----------   ------------   -----------   ---------   -------------
Balance, 11/30/02    26,262,200   $26,626   $11,641,395   $(14,243,066)  $(2,575,045)  $(268,348)   $(2,843,393)

Net income for year           -         -             -         99,968        99,968           -         99,968
                     ----------   -------   -----------   ------------   -----------   ---------    -----------

Balance, 11/30/03    26,626,200    26,626    11,641,395    (14,143,098)   (2,475,077)   (268,348)    (2,743,425)

Net income for year           -         -             -         18,035        18,035           -         18,035
                     ----------   -------   -----------   ------------   -----------   ---------    -----------

Balance, 11/30/04    26,626,200   $26,626   $11,641,395   $(14,125,063)  $(2,457,042)  $(268,348)   $(2,725,390)
                     ==========   =======   ===========   ============   ===========   =========    ===========

                     The accompanying notes are an integral part of the financial statements.

                                                        F-5

                               DiversiFax, Inc. and Subsidiaries

                             Consolidated Statements of Cash Flows

                                                                       Year Ended November 30,
                                                                      ------------------------
                                                                         2004           2003
                                                                      ---------      ---------
OPERATING ACTIVITIES
    Net income ..................................................     $  18,035      $  99,968
                                                                      ---------      ---------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Net loss on sale and disposal of vehicles ...........         8,050              -
            Depreciation and amortization .......................        12,194         34,765
            Amortization of deferred revenue ....................       (75,000)       (75,000)
            Decrease in other current assets ....................         6,576         10,972
            Increase (decrease) in:
                Accounts payable ................................        (4,547)       (28,224)
                Accrued expenses ................................        21,039         50,466
                Accrued payroll, related party ..................       132,318        132,262
                Deferred revenue ................................             -        375,000
                                                                      ---------      ---------
    Total adjustments ...........................................       100,630        500,241
                                                                      ---------      ---------
    Net cash provided by operating activities ...................       118,665        600,209
                                                                      ---------      ---------

INVESTING ACTIVITIES
    Capital expenditures ........................................       (36,317)       (42,386)
    Proceeds from sale of vehicles ..............................         3,150              -
    Collections on note receivable ..............................         5,091          9,099
                                                                      ---------      ---------
    Net cash used by investing activities .......................       (28,076)       (33,287)
                                                                      ---------      ---------

FINANCING ACTIVITIES
    Net repayments under loan payable to officer/stockholder ....      (286,262)      (186,363)
    Principal borrowings on long-term debt ......................        30,780         14,174
    Repayments on long-term debt ................................        (8,773)        (1,818)
                                                                      ---------      ---------
    Net cash used by financing activities .......................      (264,255       (174,007)
                                                                      ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............      (173,666)       392,915

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................       461,140         68,225
                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ........................     $ 287,474      $ 461,140
                                                                      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ......................................     $   3,512      $   3,577
                                                                      =========      =========

            The accompanying notes are an integral part of the financial statements.

                                              F-6

                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2004 and 2003


1.      BACKGROUND INFORMATION

Effective November 1, 1993, DiversiFax, Inc. (the "Company") acquired all of the outstanding common stock of IMSG Systems, Inc. ("IMSG") and its affiliated companies, National Copy Corp. ("National"), Capital Copy Corp. ("Capital") and Advanced Business Systems, Inc. ("Advanced") (IMSG, National, Capital and Advanced collectively "IMSG and Affiliates") in exchange for the issuance of 662,000 shares of Series A, convertible preferred stock. The preferred stock was automatically converted into an aggregate of 6,620,200 shares of common stock of the Company in November, 1995.

IMSG and Affiliates owns, supplies and maintains self-service coin and card reader operated photocopy machines in colleges, universities, libraries, courthouses, government agencies, pharmacies and other retail establishments located in Florida, New York, and South Carolina.

The Company is primarily responsible for the collection of the payments. Most locations share in the revenue from the photocopy machines.


2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of $14,125,063 and $14,143,098 at November 30, 2004 and 2003, respectively. The Company has negative working capital in the amount of $2,701,538 at November 30, 2004, including owing approximately $2,800,000 to its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given.

                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2004 and 2003


3.      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

        Equipment and vehicles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging generally from five to ten years. For income tax purposes, the Company uses accelerated methods for all assets. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When equipment and vehicles are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2004 and 2003


3.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        Earnings per share has been computed using the weighted average number of common and common equivalent shares outstanding during each period presented.

        Revenue from the Company's self-service coin and card reader operated photocopy machines is principally recognized at the time payment is received. Revenue from the Company's scanner units is recognized when the product is shipped.

        Deferred revenue is recorded for amounts received but not earned as of the balance sheet dates. Income from these transactions is recognized as earned or on a straight-line basis over the term of the contract.

        The Company considers that the carrying amount of assets and liabilities approximates their fair value.


4.      NOTE RECEIVABLE

During 2001, the Company entered into a note receivable for $250,000 in connection with the sale of equipment. The note bears interest at eight percent, requires 36 monthly installments of principal and interest in the amount of $7,834, and matures September 2004. This note is not collateralized. As of November 30, 2004 and 2003, the balance on the note, including accrued interest receivable, is $131,431 and $141,615, respectively. Since this loan is in default, management has established an allowance equal to 50 percent of the outstanding balance at year-end.

                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2004 and 2003


5.      EQUIPMENT AND VEHICLES

Equipment and vehicles as of November 30, 2004 and 2003 consist of the following:
                                                           2004          2003
                                                        ----------    ----------
        Photocopy machines and accessories ..........   $6,515,478    $6,515,478
        Furniture and fixtures and computer equipment      115,416       115,416
        Software ....................................      400,000       400,000
        Vehicles ....................................       57,513        84,871
                                                        ----------    ----------
                                                         7,088,407     7,115,765
        Less accumulated depreciation ...............    7,056,537     7,096,818
                                                        ----------    ----------
                                                        $   31,870    $   18,947
                                                        ==========    ==========


6.      ACCRUED EXPENSES

Accrued expenses consist of $40,000 of accrued interest at eight percent on a $500,000 loan payable, officer/stockholder, for each 2004 and 2003; and miscellaneous accrued expenses in the amounts of $5,865 and $24,826 as of November 30, 2004 and 2003, respectively.


7.      NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of:

                                                           2004          2003
                                                         -------       -------
        Notes payable; interest ranging from 0.00%
           to 1.9%; payments aggregating $889 per
           month including interest; collateralized
           by vehicles ..............................    $34,363       $12,356
        Less amounts currently due ..................     10,511         2,758
                                                         -------       -------
                                                         $23,852       $ 9,598
                                                         =======       =======

The following is a schedule by year of the principal payments required on these notes payable and long-term debt:

        2005    $10,511
                =======
        2006    $10,565
                =======
        2007    $10,620
                =======
        2008    $ 2,667
                =======

                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2004 and 2003


8.      RELATED PARTY TRANSACTIONS

From time to time, Dr. Irwin A. Horowitz, the Chairman of the Board, Chief Executive Officer, and President of the Company, loans the Company funds to cover its working capital needs and to finance acquisitions.

The loans payable, officer/stockholder amounts to $1,863,563 and $2,109,825 at November 30, 2004 and 2003, respectively. Included in these amounts is a $500,000 note that bears interest at eight percent per year beginning in September 1998 and a non-interest bearing note in the amount of $668,000, along with various unsecured and interest bearing loans and accruals. Each year, the Company reclassifies the accumulated prior year balance of accrued interest from accrued expenses to loans payable, officer/stockholder. As of November 30, 2004 and 2003, accrued interest of $210,000 and $170,000 is included in loans payable, officer/stockholder, respectively.

In October 1996, the Company entered into a renewable employment agreement with Dr. Irwin A. Horowitz, pursuant to which the Company agreed to pay Dr. Horowitz a salary of $125,000 per year. Beginning in 1998, Dr. Horowitz agreed to accrue rather than receive his salary. Accrued salary payable and estimated related payroll taxes are included in accrued expenses at November 30, 2004 and 2003 in the amounts of $918,825 and $786,507, respectively.

The above amounts are not necessary indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.


9.      DEFERRED REVENUE

The Company received a lump sum payment of $375,000 in 2003 for the early termination of the exclusive right to provide services under a contract that expires in 2009. The Company continues to own and service the equipment. Revenue in the amount of $75,000 is being recognized each year over the remaining life of the contract. The Company recorded deferred revenue in the amounts of $225,000 and $300,000 as of November 30, 2004 and 2003, respectively.


10.     LEASES

The Company rents office space on a month-to-month basis. The total rent expense for the years ended November 30, 2004 and 2003 were $46,776 and $49,507, respectively.

                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2004 and 2003


11.     WARRANTS

The following table summarizes information about warrants outstanding and exercisable as of November 30, 2004:

                             OUTSTANDING WARRANTS                        EXERCISABLE WARRANTS
                  -------------------------------------------    ------------------------------------
                                       WEIGHTED                                 WEIGHTED
                                        AVERAGE      WEIGHTED     NUMBER OF      AVERAGE     WEIGHTED
                      NUMBER OF        REMAINING     AVERAGE       SHARES       REMAINING    AVERAGE
EXERCISE PRICE    UNDERLYING SHARES      LIFE         PRICE      EXERCISABLE      LIFE        PRICE
--------------    -----------------    ----------    --------    -----------    ---------    --------
   $0.0001            5,613,097        1.80 years    $ 0.001     1.80 years     5,613,097    $ 0.001

   $0.005                95,000        1.10 years    $ 0.001     1.10 years        95,000    $ 0.001


The following table summarizes information about warrants outstanding and exercisable as of November 30, 2003:

                             OUTSTANDING WARRANTS                        EXERCISABLE WARRANTS
                  -------------------------------------------    ------------------------------------
                                       WEIGHTED                                 WEIGHTED
                                        AVERAGE      WEIGHTED     NUMBER OF      AVERAGE     WEIGHTED
                      NUMBER OF        REMAINING     AVERAGE       SHARES       REMAINING    AVERAGE
EXERCISE PRICE    UNDERLYING SHARES      LIFE         PRICE      EXERCISABLE      LIFE        PRICE
--------------    -----------------    ----------    --------    -----------    ---------    --------
   $0.0001            5,613,097        2.80 years    $ 0.001     2.80 years     5,613,097    $ 0.001

   $0.005                95,000        2.10 years    $ 0.001     3.10 years        95,000    $ 0.001


                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2004 and 2003


12.     INCOME TAXES

The Company has incurred significant operating losses since its inception that have been carried forward for income tax purposes and, therefore, no tax liabilities have been incurred for the years presented. These operating losses and other timing differences give rise to deferred tax assets as follows:

                                                2004            2003
                                             -----------    -----------
        Deferred tax assets:
           Net operating loss ............   $ 2,932,300    $ 3,221,200
           Deferred income ...............        87,638        116,900
           Valuation allowance ...........    (2,354,838)    (2,624,300)
                                             -----------    -----------
        Net deferred tax assets ..........       665,100        713,800

        Deferred tax liabilities:
           Accrued expenses ..............      (665,100)      (713,800)
                                             -----------    -----------
        Net deferred tax liabilities .....   $         0    $         0
                                             ===========    ===========

Differences between the federal benefit computed at a statutory rate and the Company's effective tax rate and provision are as follows:

                                                      2004       2003
                                                    --------   --------
        Statutory provision ......................  $  6,132   $ 35,542
        State tax provision, net of federal effect       893      5,174
        Decrease in deferred income tax valuation
             allowance ...........................    (7,025)   (40,716)
                                                    --------   --------
                                                    $      0   $      0
                                                    ========   ========

The Company has available at November 30, 2004 approximately $7.5 million of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $3.0 million in the future. These operating loss carryforwards begin expiring in November 2009. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes.

The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2004 and 2003


12.     INCOME TAXES (CONTINUED)

Income tax expense consists of the following:

                                                         2004      2003
                                                         ----      ----
        Taxes currently payable (receivable):
           Federal .................................     $  0      $  0
           State ...................................        0         0
                                                         ----      ----
                                                            0         0
        Change in deferred income tax expense ......        0         0
                                                         ----      ----
                                                         $  0      $  0
                                                         ====      ====


13.     CONTINGENCIES, COMMITMENTS, AND CONCENTRATIONS

From time to time, the Company is party as plaintiff or defendant to various legal proceedings related to its normal business operations. In the opinion of management, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations in any one future accounting period. The Company makes appropriate reserves for litigation, if necessary. Defense costs are expensed as incurred.

During the fiscal years ended November 30, 2004 and 2003, revenues derived from two of the Company's Copier customers, public libraries located in New York City, amounted to approximately 20 percent of the Company's revenues.


14.     SUBSEQUENT EVENTS

On March 15, 2005, the Company entered into a Management Agreement with Evolve One , a related party, whereby the Company will make available to Evolve One its facilities at 39 Stringham Avenue, Valley Stream, New York; the services of seven individuals, who are presently employed by the Company, on a part-time basis for approximately 100 hours per week; and the equipment, hardware, and software of the Company and related utilities and overhead functions. The term of the agreement is for six months and may be terminated prior to the conclusion of the term upon ten days written notice by either party, or the agreement may be renewed for a successive six-month term.

                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2004 and 2003


14.     SUBSEQUENT EVENTS (CONTINUED)

In consideration for the management services and facilities provided by the Company to Evolve One, a related party, during the initial six-month term, Evolve One will issue to the Company 2,900,000 shares of its common stock. In addition, in the event the market price of the common stock of Evolve One on the six-month anniversary date is below $0.15 per share, Evolve One will issue to the Company additional shares of its common stock so that the common shares provided to the Company plus such additional shares of common stock will be equal in value to $435,000. In addition, the Company will receive ten percent of the total amount of the monies received as a result of its efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, Evolve One's wholly-owned subsidiary. Payment of the percentage fee will be made in cash or stock as determined by the Company.

                                   SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIVERSIFAX, INC.


Date: August 11, 2005                   /s/ Irwin A. Horowitz
                                        ------------------------------
                                        Dr. Irwin A. Horowitz
                                        Chairman of the Board, Chief
                                        Executive Officer and President
                                        (principal executive officer)



    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                           Date

/s/ Irwin A. Horowitz                 Director                   August 11, 2005
Irwin A. Horowitz


/s/ Lonnie L. Sciambi                 Director                   August 11, 2005
Lonnie L. Sciambi