Form 10QSB
period 2005-02-28
DIVERSIFAX INC
filed 2005-09-20
CIK 885462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005.


( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________.


                         COMMISSION FILE NUMBER: 0-20936


                                DIVERSIFAX, INC.
                                ----------------
               (Exact name of registrant as specified in charter)


           DELAWARE                                     13-3637458
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              4274 INDEPENDENCE COURT, SARASOTA, FLORIDA 34234-2109
              -----------------------------------------------------
                    (Address of principal executive offices)


                                 (941) 351-2720
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES ( ) NO (X)

State the number of shares outstanding of each of the issuer's classes of common equity as of September 15, 2005

                                26,262,200 SHARES


Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Consolidated Balance Sheets for February 28, 2005 (unaudited)
         and November 30, 2004 ................................................1

         Consolidated Statements of Operations (unaudited) for the
         three months ended February 28, 2005 and February 29, 2004 ...........2

         Consolidated Statements of Cash Flows (unaudited) for the
         three months ended February 28, 2005 and February 29, 2004 ...........3

         Notes to Consolidated Condensed Financial Statements .................4

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations .......................................6

     Item 3 - Controls and Procedures .........................................9


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ...............................................9

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds .....9

     Item 3 - Defaults Upon Senior Securities .................................9

     Item 4 - Submission of Matters To A Vote of Security Holders .............9

     Item 5 - Other Information ...............................................9

     Item 6 - Exhibits ........................................................9

                        DIVERSIFAX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   FEBRUARY 28,
                                                                       2005
                                                                    (UNAUDITED)
                                                                   ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ......................................   $    241,942
Other current assets ...........................................            320
                                                                   ------------

     TOTAL CURRENT ASSETS ......................................        242,262

Equipment and vehicles, net ....................................         28,994
Note receivable, less allowance ................................         65,456
                                                                   ------------

                                                                   $    336,712
                                                                   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt and notes payable .........   $     10,287
Accounts payable ...............................................         23,334
Accrued expenses and other current liabilities .................         14,345
Accrued payroll, stockholder ...................................        951,905
Loan payable, officer/stockholder ..............................      1,856,451
Deferred revenue ...............................................        206,250
                                                                   ------------

     TOTAL CURRENT LIABILITIES .................................      3,062,572
                                                                   ------------

Long-term debt and notes payables, less current maturities .....         21,697
                                                                   ------------

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 40,000,000 shares authorized;
    26,626,200 shares issued; 26,299,702 shares outstanding ....         26,626
Additional paid-in capital .....................................     11,641,395
Accumulated deficit ............................................    (14,147,230)
                                                                   ------------
                                                                     (2,479,209)
Less:  Treasury stock; 326,498 shares at cost ..................       (268,348)
                                                                   ------------
     TOTAL STOCKHOLDERS' DEFICIT ...............................     (2,747,557)
                                                                   ------------

                                                                   $    336,712
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFAX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                  FEBRUARY 28, AND FEBRUARY 29,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------

SALES ........................................    $    145,320     $    181,146
                                                  ------------     ------------

COSTS AND EXPENSES
    Cost of sales ............................          85,791          101,444
    Depreciation expense .....................           2,876            4,244
    Selling, general and administrative ......          89,453           94,456
                                                  ------------     ------------
                                                       178,120          200,144
                                                  ------------     ------------

NET OPERATING LOSS ...........................         (32,800)         (18,998)
                                                  ------------     ------------

OTHER INCOME (EXPENSES):
    Other income .............................          19,125           18,750
    Interest income ..........................           1,580            3,050
    Interest expense .........................         (10,072)         (10,057)
                                                  ------------     ------------
                                                        10,633           11,743
                                                  ------------     ------------

NET LOSS BEFORE INCOME TAXES .................         (22,167)          (7,255)

INCOME TAX PROVISION .........................              --               --
                                                  ------------     ------------

NET LOSS .....................................    $    (22,167)    $     (7,255)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC ......................      26,299,702       26,299,702
                                                  ============     ============

EARNINGS PER SHARE OF COMMON
    STOCK - BASIC ............................    $       0.00     $       0.00
                                                  ============     ============

    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFAX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                  FEBRUARY 28, AND FEBRUARY 29,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
OPERATING ACTIVITIES:
Net loss .....................................    $    (22,167)    $     (7,255)
                                                  ------------     ------------
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization ............           2,876            4,244
    Amortization of deferred revenue .........         (18,750)         (18,750)
    Decrease in other current assets .........             180            1,392
    Increase (decrease) in:
      Accrued expenses .......................         (31,520)         (39,283)
      Accrued payroll, stockholder ...........          33,080           33,079
                                                  ------------     ------------
Total adjustments ............................         (14,134)         (19,318)
                                                  ------------     ------------
Net cash used by operating activities ........         (36,301)         (26,573)
                                                  ------------     ------------

INVESTING ACTIVITIES:
  Capital expenditures .......................               -             (185)
  Collections on note receivable .............             260            1,725
                                                  ------------     ------------
Net cash provided by investing activities ....             260            1,540
                                                  ------------     ------------

FINANCING ACTIVITIES:
  Net repayments under loan payable to
    officer/stockholder ......................          (7,112)        (179,723)
  Repayments on long-term debt and notes
    payable ..................................          (2,379)            (686)
                                                  ------------     ------------
Net cash used by financing activities ........          (9,491)        (180,409)
                                                  ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....         (45,532)        (205,442)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         287,477          461,140
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....    $    241,942     $    255,698
                                                  ============     ============

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
  Interest paid ..............................    $         50     $         58
                                                  ============     ============

    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFAX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A.  NATURE OF BUSINESS AND INTERIM FINANCIAL STATEMENTS

Nature of business:
-------------------

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

Interim financial statements:
-----------------------------

The interim consolidated financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended November 30, 2004. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended February 28, 2005 may not be indicative of the results that may be expected for the year ending November 30, 2005.

NOTE B.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of $14,147,230 at February 28, 2005 and $14,150,353 at February 29, 2004. Currently, the Company's Chief Executive Officer funds any operating deficits, and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                        DIVERSIFAX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE C.  SUBSEQUENT EVENT

On March 15, 2005, DiversiFax entered into a Management Agreement with Evolve One whereby DiversiFax will make available to Evolve One its facilities at 39 Stringham Avenue, Valley Stream, New York; the services on a part-time basis of 7 persons presently employed by DiversiFax for approximately 100 hours per week; equipment, hardware and software of DiversiFax; and related utilities and overhead functions at that facility. The term of the agreement is for six months and may be terminated prior to the conclusion of its term on ten days' prior written notice by either party, or the agreement may be renewed for a successive six-month term.

In consideration for the management services and facilities provided by DiversiFax during the initial six-month term, Evolve One has issued to DiversiFax 2,900,000 shares of its common stock. In addition, in the event the market price of the common stock of Evolve One on the six-month anniversary date is below $0.15 per share, Evolve One will issue to DiversiFax additional shares of its common stock so that the common shares provided to DiversiFax plus such additional shares of common stock will be equal in value to $435,000. In addition, DiversiFax will receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, Evolve One's wholly-owned subsidiary. Payment of the percentage fee will be made in cash or stock as determined by DiversiFax .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our Consolidated Financial Statements and the notes thereto presented in "Item 1 - Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-KSB for the year ended November 30, 2004. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below.

OVERVIEW

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

The Company is primarily responsible for the collection of the payments and most locations share in the revenue from the photocopy machines.

GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of $14,147,230 at February 28, 2005 and $14,150,353 at February 29, 2004. Currently, the Company's Chief Executive Officer funds any operating deficits, and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for doubtful accounts, depreciation, taxes, valuation of investments, and long-lived assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Loss per share has been computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Common equivalent shares for outstanding options and warrants were not included in the weighted average shares outstanding where the effect would be anti-dilutive.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO FEBRUARY 29, 2004

Sales: Sales for the first quarter of 2005 decreased $35,826, or 20% to $145,320 from $181,146 for the first quarter of 2004. This decrease represents the continuing decline in demand for the Company's products. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. Over the past few years, the Company's business has become increasingly competitive. Accordingly, when contracts come up for renewal, the Company may be out bid by its competitors. Secondly, the Company has continued a critical review of its customer base, and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable.

Cost of Sales: Cost of sales for the first quarter of 2005 decreased $15,653, or 15% to $85,791 from $101,444 for the first quarter of 2004. Cost of sales represented 59% of sales for the first quarter of 2005 compared to 56% of sales for the first quarter of 2004. The decrease is generally due to reduced sales in the current quarter.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased to $89,453 or 61% of sales for the first quarter of 2005 from $94,456 or 52% of sales for the first quarter of 2004. This decrease is primarily attributable to the recovery of bad debt offset by purchases of spare parts for copy machines.

The above factors resulted in a net loss of $22,167 for the first quarter of 2005 compared to net loss of $7,255 for the first quarter of 2004.

The Company's Copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2005, the Company had cash of $241,942 as compared to $287,474 at November 30, 2004.

The Company's primary need for funds is to finance working capital, capital expenditures and the further development and the acquisition of new businesses and the further growth of acquisitions to broaden and diversify its revenue source making it less seasonal.

Net cash used in operating activities of $36,301 during the first quarter of 2005 resulted from the net loss of $22,167 offset by non-cash items including depreciation of $2,876 and amortization of deferred revenue of $18,750. In addition, net cash used in operating activities included a decrease in accrued expenses and an increase in accrued payroll, stockholder.

Net cash used in financing activities amounted to $9,491 during the first quarter of 2005. At February 28, 2005, the amount of the loan payable, officer/stockholder by the Company to Dr. Irwin Horowitz was $1,856,451.

The above resulted in a net decrease in cash of $45,532 for the year first quarter of 2005.

Management continues to believe the expected cash flow from operations, and the willingness and ability of the Company's Chief Executive officer to fund any operating deficit will allow the Company to continue operations over the next 12 months. However, no assurance can be given that these factors will materialize.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
-------------------------------------------------

(a) Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of February 28, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to DiversiFax, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) There were no significant changes in internal controls or in other factors that could significantly affect internal controls during the quarter. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS -

The Company is not a party to any material legal proceedings, except as follows:

         (1) Jacksonville Public Library re breach of contract

         (2) Ikon Business Solutions re commission

The Company believes that the outcome of the above actions will not have a material adverse effect on the Company's financial condition.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS

Exhibits are filed as part of, or incorporated by reference into this report.

10.1     Material contract with Evolve One, Inc.

31.1     Certification of the Chief Executive Officer, dated September 19, 2005

32.1     Certification of the Chief Executive Officer, dated September 19, 2005

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIVERSIFAX, INC.


Date: September 19, 2005                /s/ Irwin A. Horowitz
                                        ---------------------
                                        Dr. Irwin A. Horowitz
                                        Chairman of the Board,
                                        Chief Executive Officer and President
                                        (principal executive officer)