Form 10QSB
period 2005-05-31
DIVERSIFAX INC
filed 2006-01-05
CIK 885462

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 _____________

                                  FORM 10-QSB
                                 _____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM, 20, TO, 20.

                             COMMISSION FILE NUMBER

                                 _____________


                                 DIVERSIFAX INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                 _____________


              DELAWARE
   (STATE OR OTHER JURISDICTION OF                        13-3637458
   INCORPORATION OR ORGANIZATION)        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

              4274 INDEPENDENCE COURT, SARASOTA, FLORIDA 34234-2109
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (941) 351-2720
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 _____________

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [_]  [X] NO

     There were 26,626,200 shares of the Registrant's $.001 par value common stock outstanding as of May 31, 2005.

     Transitional Small Business Format (check one)   Yes [_]  NO [X]

                                 DIVERSIFAX INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED MAY 31, 2005


PART I - FINANCIAL INFORMATION

     Item 1 -

               Financial Statements

                    Consolidated Balance Sheet for May 31, 2005 (unaudited)

                    Consolidated Statements of Operations (unaudited) for
                         the three and six months ended May 31, 2005 and 2004

                    Consolidated Statements of Cash Flows (unaudited) for
                         the six months ended May 31, 2005 and 2004

                    Notes to Consolidated Condensed Financial Statements


     Item 2 -

               Management's Discussion  and  Analysis  of  Financial  Condition
                    and Results of Operations


     Item 3 -

               Controls and Procedures



PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     Item 3 - Defaults Upon Senior Securities

     Item 4 - Submission of Matters To A Vote of Security Holders

     Item 5 - Other Information

     Item 6 - Exhibits


DIVERSIFAX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                  May 31,
                                                                   2005
                                                                (Unaudited)
                                                               -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      $    161,989
Other current assets                                                    580
                                                               -------------
     TOTAL CURRENT ASSETS                                           162,569

Equipment and vehicles, net                                          27,275

Note receivable, less allowance                                      96,788

Investment, Evolve One, Inc.                                        435,000

                                                               -------------

                                                               $    721,632
                                                               =============


LIABILITIES AND STOCKHOLDERS'  DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt and notes payable         $     10,538
Accounts payable                                                     23,334
Accrued expenses and other current liabilities                        4,239
Accrued payroll, stockholder                                        985,191
Loan payable, officer/stockholder                                 1,806,284
Deferred revenue                                                    441,250
                                                               -------------
     TOTAL CURRENT LIABILITIES                                    3,270,836
                                                               -------------

Long-term debt and notes payables, less current maturities           19,370
                                                               -------------


STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 40,000,000 shares authorized;
    26,626,200 shares issued; 26,299,702 shares outstanding          26,626
Additional paid-in capital                                       11,641,395
Accumulated deficit                                             (13,968,247)
                                                                ------------
                                                                 (2,300,226)
                                                               -------------
Less:  Treasury stock; 326,498 shares at cost                      (268,348)
                                                               -------------
     TOTAL STOCKHOLDERS' DEFICIT                                 (2,568,574)
                                                               -------------

                                                               $    721,632
                                                               =============


DIVERSIFAX INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)


                                            Three Months Ended            Six Months Ended
                                                  May 31,                     May 31,
                                        --------------------------  --------------------------
                                            2005          2004          2005          2004
                                        ------------  ------------  ------------  ------------
SALES
  Coin and leasing revenue              $   166,879   $   228,412   $   312,199   $   409,558
  Service fees                              181,250                     181,250
                                        ------------  ------------  ------------  ------------
                                            348,129       228,412       493,449       409,558
                                        ------------  ------------  ------------  ------------

COSTS AND EXPENSES
  Cost of sales                              97,487       107,745       183,278       209,189
  Depreciation expense                        2,295         2,112         4,595         6,356
  Selling, general and administrative       116,245       113,583       205,698       208,039
                                        ------------  ------------  ------------  ------------
                                            216,027       223,440       393,571       423,584
                                        ------------  ------------  ------------  ------------

NET OPERATING INCOME (LOSS)                 132,102         4,972        99,878       (14,026)
                                        ------------  ------------  ------------  ------------

OTHER (INCOME) EXPENSE
  Other income                              (52,408)      (18,750)      (71,533)      (37,500)
  Interest income                            (3,847)       (2,774)       (5,427)       (5,824)
  Interest expense                            9,950        10,055        20,022        20,112
                                        ------------  ------------  ------------  ------------
                                            (46,305)      (11,469)      (56,938)      (23,212)
                                        ------------  ------------  ------------  ------------

NET INCOME                              $   178,407   $    16,441   $   156,816   $     9,186
                                        ============  ============  ============  ============

NET EARNINGS PER SHARE
  Basic                                 $       .01   $        .00   $       .01  $       .00
                                        ============  ============  ============  ============
  Diluted                               $       .00   $        .00   $       .00  $       .00
                                        ============  ============  ============  ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
  Basic                                  26,626,200    26,626,200    26,626,200    26,626,200
                                        ============  ============  ============  ============
  Diluted                                42,334,297    42,334,297    42,334,297    42,334,297
                                        ============  ============  ============  ============



DIVERSIFAX INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            Six Months Ended
                                                                 May 31,
                                                          ----------------------
                                                             2005        2004
                                                          ----------  ----------
OPERATING ACTIVITIES:
Net income                                                $ 156,816   $   9,186
                                                          ----------  ----------
Adjustments to reconcile net income to net cash used
  by operating activities:
    Depreciation                                              4,595       5,856
    Gain on sale of equipment                               (31,850)
    Amortization of deferred revenue                       (218,750)    (37,500)
    (Increase) decrease in other current assets                 (80)      2,783
    (Decrease) increase in:
    Accrued expenses                                        (21,626)    (32,041)
    Accrued payroll, related party                           66,366      66,159
                                                          ----------  ----------
Total Adjustments                                          (201,345)      5,257
                                                          ----------  ----------
Net cash (used) provided by operating activities            (44,529)     14,443
                                                          ----------  ----------

INVESTING ACTIVITIES:
Capital expenditures                                                    (30,780)
Collections on note receivable                                  778       4,213
                                                          ----------  ----------
Net cash provided (used) by investing activities                778     (26,567)
                                                          ----------  ----------

FINANCING ACTIVITIES:
Net repayments under loan payable to officer/stockholder    (77,279)   (202,436)
Proceeds from note payable                                               30,780
Repayments on long-term debt                                 (4,455)     (5,000)
                                                          ----------  ----------
Net cash used by financing activities                       (81,734)   (176,656)
                                                          ----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (125,485)   (188,780)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                    287,474     461,140
                                                          ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 161,989   $ 272,360
                                                          ==========  ==========

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
  Interest paid                                           $      86   $     112
                                                          ==========  ==========

The Company sold all fully depreciated equipment of a subsidiary to a related party in exchange for a note in the amount of $31,850.

The Company received $435,000 in stock for services to an affiliated company.

NOTE A.     NATURE OF BUSINESS AND INTERIM FINANCIAL STATEMENTS

Nature of Business:
-------------------

DiversiFax, Inc. (the "Company") has been engaged, since November 1993, in the business of owning, leasing, and operating coin and debit card pay-per-copy photocopy machines, fax machines, microfilm reader-printers, and accessory equipment.

Due to the increased use of internet services, demand for the services provided by the Company has declined sharply.

The Company was incorporated under the laws of the State of Delaware on February 28, 1989. The Company's principal executive offices and operations center are located at 4274 Independence Court, Sarasota, Florida 34234-2109, telephone number (941) 351-2720.

New  Significant  Accounting  Policy
------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. The Company has an investment classified as available-for-sale, which is required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of the Company's investment and its limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115. The amortized cost of the equity securities as shown in the accompany balance sheet approximates the estimated market value at May 31, 2005. Accordingly, no comprehensive income is reported.

Interim  Financial  Statements:
-------------------------------

The interim consolidated financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-QSB and
Article 10 of Regulation S-B These statements should be read in conjunction with the audited consolidated financial statements and note thereto included in our annual report on Form 10-KSB for the year ended November 30, 2004. In the opinion of management, the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the six months ended May 31, 2005 may not be indicative of the results that may be expected for the year ending November 30, 2005.

NOTE  B.     GOING  CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of $13,968,247 at May 31, 2005 and $14,133,912 at May 31, 2004. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  C.     COMMITMENTS  AND  CONTINGENCIES

On March 15, 2005, the Company entered into a Management Agreement with Evolve One, Inc. ("Evolve One"). Irwin Horowitz, principal shareholder, member of the Board of Directors, and Chief Executive Officer of the Company, is also a principal shareholder and Chief Executive Officer of Evolve One. The Company makes its facilities at 39 Stringham Avenue, Valley Stream, New York available to Evolve One; the services on a part-time basis of 7 persons presently employed by the Company for approximately 100 hours per week; equipment, hardware, and software of the Company; and related utilities and overhead functions at that facility. The term of the agreement is for six months and may be terminated prior to the conclusion of its term on 10 days' prior written notice by either party, or the agreement may be renewed for a successive six-month term.

In consideration for the management services and facilities provided by DiversiFax during the initial six-month term, Evolve One issued to DiversiFax 2,900,000 shares of its common stock. In addition, in the event the market price of the common stock of Evolve One on the six-month anniversary date is below $0.15 per share, Evolve One will issue to DiversiFax additional shares of its common stock so that the common shares provided to DiversiFax plus such additional shares of common stock will be equal in value to $435,000. In addition, DiversiFax will receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, Evolve One's wholly-owned subsidiary. Payment of the percentage fee will be made in cash or stock as determined by DiversiFax .

The Company recorded the $435,000 Evolve One contract to perform services as a long-term investment based on management's ability and intent to hold the investment indefinitely. The Company recognized $181,250 of service fee income and deferred $253,750 of income based on the six-month term of the agreement. As of May 31, 2005, the market value of the investment approximates the cost. Accordingly, no comprehensive income is reported.

NOTE D.    SUBSEQUENT EVENT

On June 20, 2005, DiversiFax purchased an aggregate of $100,000 units in an Evolve One offering and received 6,000,000 shares of common stock and warrants to purchase 6,000,000 shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our Consolidated Financial Statements and the notes thereto presented in "Item 1 - Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-KSB for the year ended November 30, 2004. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under "Factors That May Affect Future Results" and "Outlook" could cause actual results to differ materially from those contained in the forward-looking statements below.

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

IMSG and Affiliates owns, supplies, and maintains self-service coin and card reader operated photocopy machines in colleges, universities, libraries, courthouses, government agencies, pharmacies, and other retail establishments throughout the eastern United States.

The Company is primarily responsible for the collection of the payments and most locations share in the revenue from the photocopy machines.

GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of $13,968,247 at May 31, 2005 and $14,133,912 at May 31, 2004. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for doubtful accounts, depreciation, taxes, valuation of investments, and long-lived assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

The long-term investment in Evolve One is recorded at fair value, which approximates cost and is classified as "available-for-sale." Unrealized holding gains and losses (net) are reported as other comprehensive income. As of May 31, 2005, the market value of the investment approximates the cost and no comprehensive income is reported. Revenue from the contract is recognized on a straight-line basis over the term of the contract.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MAY 31, 2005 COMPARED TO MAY 31,
2004

Sales: Sales for the second quarter of 2005 increased $119,717 or 52% to $348,129 from $228,412 for the second quarter of 2004. This increase relates primarily to the recognition of deferred service fee income in connection with the six-month contract with Evolve One, Inc. offset by a decrease in income from closing the Jacksonville operations.

Cost of Sales: Cost of sales for the second quarter of 2005 decreased $10,258, or 10% to $97,487 from $107,745 for the second quarter of 2004. Cost of sales represented 28% of sales for the second quarter of 2005 compared to 47% of sales for the second quarter of 2004. The decrease is a result of closing the Jacksonville operations, reducing New York related expenditures to align with the decrease in sales from this area, offset by increases in direct costs associated with the Evolve One, Inc. agreement.

Selling, general and administrative expenses: Selling, general and administrative expenses increased to $116,245 or 33% of sales for the second quarter of 2005 from $113,583 or 50% of sales for the second quarter of 2004. This increase is due to increased salary and other expenses associated with the Evolve One, Inc. agreement.

The above factors resulted in net income of $178,407 for the second quarter of 2005 compared to net income of $16,441 for the second quarter of 2004.

The Company's copier activities are subject to seasonal fluctuations. Revenues from copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED MAY 31, 2005 COMPARED TO MAY 31, 2004

Sales: Sales for the first half of 2005 increased $83,891, or 20% to $493,449 from $409,558 for the first half of 2004. This increase primarily relates to service fee income related to the agreement with Evolve One offset by decreases in income from closing the Jacksonville office and termination of a significant New York contract.

Cost of Sales: Cost of sales for the first half of 2005 decreased $25,911, or 12% to $183,278 from $209,189 for the first half of 2004. Cost of sales represented 37% of sales for the first half of 2005 compared to 51% of sales for the first half of 2004. The decrease is generally due to a decrease in expenses from closing the Jacksonville office and recovery of bad debt previously written off.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased to $205,698 or 42% of sales for the first half of 2005 from $208,039 or 51% of sales for the first half of 2004. This decrease is primarily attributable to the recovery of bad debt offset by increases to office salaries and expenses associated with the Evolve One, Inc. agreement.

The above factors resulted in a net income of $156,816 for the first half of 2005 compared to net income of $9,186 for the first half of 2004.

The Company's copier activities are subject to seasonal fluctuations. Revenues from copiers tend to be lower during the summer months of June through September and the last weeks of December and the first weeks of January due to school and employee vacation patterns.

LIQUIDITY  AND  CAPITAL  RESOURCES

At May 31, 2005, the Company had cash of $161,989 as compared to $287,474 at November 30, 2004.

The Company's primary need for funds is to finance working capital, capital expenditures, and the further development and the acquisition of new businesses and the further growth of acquisitions to broaden and diversify its revenue source making it less seasonal.

Net cash used in operating activities of $44,529 for the first half of 2005 resulted from the net income of $156,816 offset by non-cash items including depreciation of $4,595 and amortization of deferred revenue of $218,750. In addition, net cash used in operating activities included a decrease in accrued expenses and an increase in accrued payroll, stockholder.

Net cash used in financing activities amounted to $81,734 for the first half of 2005. At May 31, 2005, the amount of the loan payable, officer/stockholder by the Company to Dr. Irwin Horowitz was $1,786,284.

The above resulted in a net decrease in cash of $125,845 for the first half of 2005.

Management continues to believe the expected cash flow from operations, and the willingness and ability of the Company's Chief Executive Officer to fund any operating deficit will allow the Company to continue operations over the next 12 months. However, no assurance can be given that these factors will materialize.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

(a) Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, which is the same person, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2005. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective, so as to timely identify, correct, and disclose information required to be included in our Securities and Exchange Commission
("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants, management believes that the financial statements and other information presented herewith are materially correct.

(b) There were no significant changes in internal controls or in other factors that could significantly affect internal controls during the quarter. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART I - EXHIBITS (ITEM 601 OF REGULATION S-B)


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS -

The Company is not a party to any material legal proceedings, except as follows:

     (1) Jacksonville Public Library re breach of contract; and
     (2) Ikon Business Solutions re commission.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - No Annual Meeting of Stockholders was held during the preceding year.

January 5, 2006




ITEM 6 - EXHIBITS

Exhibits are filed as part of, or incorporated by reference, into this report.

     31.1 Certification of the Chief Executive Officer, dated January 5, 2006(This certification required as required as Exhibit 31 under 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

     32.1 Certification of the Chief Executive Officer, dated January 5, 2006(This certification required as required as Exhibit 31 under 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DIVERSIFAX, INC.


                                                /s/ Irwin A. Horowitz
                                                -------------------------------
Date:  January 5, 2006                          Dr. Irwin A. Horowitz
                                                Chairman of the Board, Chief
                                                Executive Officer and President
                                                (principal executive officer)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                             Date



__________________________________
/s/ Irwin A. Horowitz                  Director                January 5, 2006
Irwin A. Horowitz



_________________________________
/s/ Lonnie L. Sciambi                  Director                January 5, 2006
Lonnie L. Sciambi