Form 10QSB
period 2005-08-31
DIVERSIFAX INC
filed 2006-01-12
CIK 885462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

[ ] FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM, 20, TO, 20.
                             COMMISSION FILE NUMBER



                                 DIVERSIFAX INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)



                          DELAWARE          13-3637458
                         (STATE OR OTHER JURISDICTION OF
 INCORPORATION OR ORGANIZATION)          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

              4274 INDEPENDENCE COURT, SARASOTA, FLORIDA 34234-2109
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (941) 351-2720
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     NO [X]
There were 26,626,200 shares of the Registrant's $.001 par value common stock outstanding as of August 31, 2005.
Transitional Small Business Format (check one)    Yes      NO [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes [X]    NO

                                 DIVERSIFAX INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 2005

PART I  -  FINANCIAL  INFORMATION
     Item  1  -
     Financial Statements
     Consolidated   Balance  Sheet  for  August 31, 2005 (unaudited)
     Consolidated Statements of  Operations  (unaudited) for the three and
     nine months ended August 31, 2005     and  2004
     Consolidated Statements of Cash Flows (unaudited) for the nine months ended August 31, 2005 and 2004

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



DIVERSIFAX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET



                                                                August 31,
                                                                   2005
                                                               (Unaudited)
---------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      $     47,835
Other current assets                                                    500
Note receivable                                                      25,000
                                                               -------------
     TOTAL CURRENT ASSETS                                            73,335

Equipment and vehicles, net                                          24,981

Note receivable, less allowance                                      30,625

Investment, Evolve One, Inc.                                        535,000
                                                               -------------

                                                               $    663,941
                                                               =============


LIABILITIES AND STOCKHOLDERS'  DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt and notes payable         $     10,551
Accounts payable                                                     34,028
Accrued expenses and other current liabilities                        1,933
Accrued payroll, stockholder                                      1,018,064
Loan payable, officer/stockholder                                 1,807,486
Deferred revenue                                                    205,000
                                                               -------------
     TOTAL CURRENT LIABILITIES                                    3,077,062
                                                               -------------

Long-term debt and notes payables, less current maturities           16,172
                                                               -------------

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 40,000,000 shares authorized;
    26,626,200 shares issued; 26,299,702 shares outstanding          26,626
Additional paid-in capital                                       11,641,395
Accumulated deficit                                             (13,828,966)
                                                               -------------
                                                                 (2,160,945)
Less:  Treasury stock; 326,498 shares at cost                      (268,348)
                                                               -------------
     TOTAL STOCKHOLDERS' DEFICIT                                 (2,429,293)
                                                               -------------

                                                               $    663,941
                                                               =============


DIVERSIFAX  INC.  &  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF
OPERATIONS  (UNAUDITED)




                                           Three Months Ended                 Nine Months Ended
                                                  August 31,                         August 31,
                                     -------------------------          -------------------------


                                            2005          2004          2005          2004
                                        ------------  ------------  ------------  ------------

SALES
  Coin and leasing revenue              $   115,355   $   137,451   $   427,554   $   547,009
  Service fees                              218,676         4,988       399,926         4,988
                                        ------------  ------------  ------------  ------------
                                            334,031       142,439       827,480       551,997
                                        ------------  ------------  ------------  ------------

COSTS AND EXPENSES
  Cost of sales                              79,942        78,064       263,220       287,253
  Depreciation expense                        2,294         3,197         6,889         9,554
  Selling, general and administrative       121,528        96,126       327,226       304,166
                                        ------------  ------------  ------------  ------------
                                            203,764       177,387       597,335       600,973
                                        ------------  ------------  ------------  ------------

NET OPERATING INCOME (LOSS)                 130,267       (34,948)      230,145       (48,976)
                                        ------------  ------------  ------------  ------------

OTHER (INCOME) EXPENSE
  Other income                              (19,144)      (48,025)      (90,676)      (85,525)
  Interest income                                 0        (2,624)       (5,428)       (8,450)
  Interest expense                           10,130        10,021        30,152        30,133
                                        ------------  ------------  ------------  ------------
                                             (9,014)      (40,628)      (65,952)      (63,842)
                                        ------------  ------------  ------------  ------------

NET INCOME                              $   139,281   $     5,680   $   296,097   $    14,866
                                        ============  ============  ============  ============

NET EARNING PER SHARE
  Basic                                 $       .01     $       .00   $       .01         $.00
                                        ------------  ------------  ------------  ------------  ----
  Diluted                               $       .01    $       .00   $       .01          $.00
                                        ------------  ------------  ------------  ------------  ----

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
  Basic                                  26,626,200    26,626,200    26,626,200    26,626,200
                                        ============  ============  ============  ============
  Diluted                                26,626,200    42,334,297    30,521,355    42,334,297
                                        ============  ============  ============  ============



DIVERSIFAX  INC.  & SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




Nine Months Ended   August 31,                                2005        2004

 OPERATING ACTIVITIES:
Net income                                                 $ 296,097   $  14,866
Adjustments to reconcile net income to net cash (used)
provided by operating activities:
    Depreciation                                               6,889       9,554
    Gain on sale of equipment                                (31,850)          0
    Loss on note receivable                                   39,160           0
    Amortization of deferred revenue                        (455,000)    (56,250)
    Decrease  in other current assets                              0       2,983
Increase (decrease) in:
    Accounts payable                                          10,694           0
    Accrued expenses                                         (13,932)    (23,699)
    Accrued payroll, related party                            99,239      99,239
                                                           ----------  ----------
    Total adjustments                                       (344,800)     31,827
                                                           ----------  ----------
Net cash (used) provided by operating activities             (48,703)     46,693
                                                           ----------  ----------

INVESTING ACTIVITIES:
Investment, Evolve One, Inc.                                (100,000)          0
Collections on note receivable                                 2,781       4,104
                                                           ----------  ----------
Net cash (used) provided by investing activities             (97,219)      4,104
                                                           ----------  ----------

FINANCING ACTIVITIES:
Net repayments under loan payable to officer/stockholder     (86,077)   (217,077)
Proceeds from note payable                                         0      (7,811)
Repayments on long-term debt                                  (7,640)          0
                                                           ----------  ----------
Net cash used by financing activities                        (93,717)   (224,888)
                                                           ----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (239,639)   (174,091)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               287,474     461,140
                                                           ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  47,835   $ 287,049
                                                           ==========  ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Note  receivable  received  in  sale  of  equipment       $31,850            =

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

NEW SIGNIFICANT ACCOUNTING POLICY

Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. The Company has an investment classified as available-for-sale, which is required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of the Company's investment and its limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115. The amortized cost of the equity security as shown in the accompany balance sheet approximates the estimated market value at August 31, 2005. Accordingly, no comprehensive income is reported.

INTERIM FINANCIAL STATEMENTS:

The interim consolidated financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-QSB and
Article 10 of Regulation S-B These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended November 30, 2004. In the opinion of management, the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the nine months ended August 31, 2005 may not be indicative of the results that may be expected for the year ending November 30, 2005.

NOTE  B.      GOING  CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of $13,828,966 at August 31, 2005. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  C.     COMMITMENTS  AND  CONTINGENCIES
On March 15, 2005, the Company entered into a Management Agreement with Evolve One, Inc. ("Evolve One"). Irwin Horowitz, principal shareholder, member of the Board of Directors, and Chief Executive Officer of the Company, is also a principal shareholder and Chief Executive Officer of Evolve One. The Company makes its facilities at 39 Stringham Avenue, Valley Stream, New York available to Evolve One; the services on a part-time basis of 7 persons presently employed by the Company for approximately 100 hours per week; equipment, hardware, and software of the Company; and related utilities and overhead functions at that facility. The term of the agreement is for six months and may be terminated prior to the conclusion of its term on 10 days' prior written notice by either party, or the agreement may be renewed for a successive six-month term. In consideration for the management services and facilities provided by DiversiFax during the initial six-month term, Evolve One issued to DiversiFax 2,900,000 shares of its common stock. In addition, in the event the market price of the common stock of Evolve One on the six-month anniversary date is below $0.15 per share, Evolve One will issue to DiversiFax additional shares of its common stock so that the common shares provided to DiversiFax plus such additional shares of common stock will be equal in value to $435,000. In addition, DiversiFax will receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, Evolve One's wholly-owned subsidiary. Payment of the percentage fee will be made in cash or stock as determined by DiversiFax .
The Company recorded the $435,000 Evolve One contract to perform services as a long-term investment based on management's ability and intent to hold the investment indefinitely. The Company recognized $398,750 of service fee income and $36,250 is deferred based on the six-month term of the agreement. As of August 31, 2005, the market value of the investment approximates the cost. Accordingly, no comprehensive income is reported.
On June 20, 2005, DiversiFax purchased an aggregate of $100,000 units in an Evolve One offering and received 6,000,000 shares of common stock and warrants to purchase 6,000,000 shares.

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

GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of $13,828,966 at August 31, 2005. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue from the Company's self-service coin and card reader operated photocopy machines is principally recognized at the time payment is received. Revenue from the Company's scanner units is recognized when the product is shipped. Deferred revenue is recorded for amounts received but not earned as of the balance sheet dates. Income from these transactions is recognized as earned or on a straight-line basis over the term of the contract.
The long-term investment in Evolve One is recorded at fair value, which approximates cost and is classified as "available-for-sale." Unrealized holding gains and losses (net) are reported as other comprehensive income. As of August 31, 2005, the market value of the investment approximates the cost and no comprehensive income is reported. Revenue from the contract is recognized on a straight-line basis over the term of the contract.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED AUGUST 31, 2005 COMPARED TO AUGUST 31, 2004
Sales: Sales for the third quarter of 2005 increased $191,592 or 135% to $334,031 from $142,439 for the third quarter of 2004. This increase relates primarily to the recognition of deferred service fee income in connection with the six-month contract with Evolve One, Inc. offset by a decrease in income from closing the Jacksonville operations.
Cost of Sales: Cost of sales for the third quarter of 2005 increased $1,878, or 2% to $79,942 from $78,064 for the third quarter of 2004. Cost of sales represented 24% of sales for the third quarter of 2005 compared to 55% of sales for the third quarter of 2004. The increase is a result of closing the Jacksonville operations, reducing New York related expenditures to align with the decrease in sales from this area, offset by increases in direct costs associated with the Evolve One, Inc. agreement.
Selling, general and administrative expenses: Selling, general and administrative expenses increased to $121,528 or 36% of sales for the third quarter of 2005 from $96,126 or 67% of sales for the third quarter of 2004. This increase is due to the write off of a portion of a note receivable offset by reimbursed expenses from Evolve One, Inc.
The above factors resulted in net income of $139,281 for the third quarter of 2005 compared to net income of $5,680 for the third quarter of 2004. The Company's copier activities are subject to seasonal fluctuations. Revenues from copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns. The Company's service revenue is amortized evenly over the term of the contract.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED AUGUST 31, 2005 COMPARED TO AUGUST 31, 2004
Sales: Sales for the nine months ended August 31, 2005 increased $275,483, or 50% to $827,480 from $551,997 for the nine months ended August 31, 2004. This increase represents the recognition of service fee income in the amount of approximately $399,000 related to the Evolve One, Inc. agreement.
Cost of Sales: Cost of sales for the nine months ended August 31, 2005 decreased $24,033, or 8% to $263,220 from $287,253 for the nine months ended August 31, 2004. Cost of sales represented 32% of sales for the nine months ended August 31, 2005 compared to 52% of sales for the nine months ended August 31, 2004. The decrease is generally due to a decrease in expenditures resulting from closing the Jacksonville operations, reducing New York expenditures to align with the decrease in sales from this area, offset by increases in direct costs associated with the Evolve One, Inc. agreement.

Selling, general and administrative expenses: Selling, general and administrative expenses increased to $327,226 or 40% of sales for the nine months ended August 31, 2005 from $304,166 or 55% of sales for the nine months ended August 31, 2004. This increase is primarily attributable to the write off of a portion of a note receivable.
The above factors resulted in a net income of $296,097 for the nine months ended August 31, 2005 compared to net income of $14,866 for the nine months ended
August  31,  2004.
The Company's copier activities are subject to seasonal fluctuations. Revenues from copiers tend to be lower during the summer months of June through September and the last weeks of December and the first weeks of January due to school and employee vacation patterns. The Company's service revenue is amortized evenly over the term of the contract.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2005, the Company had cash of $47,835 as compared to $287,474 at November 30, 2004.
The Company's primary need for funds is to finance working capital, capital expenditures, and the further development and the acquisition of new businesses and the further growth of acquisitions to broaden and diversify its revenue source making it less seasonal.
Net cash used in operating activities of $48,703 for the nine months ended August 31, 2005 resulted from non-cash items including depreciation of $6,889 and amortization of deferred revenue of $455,000. In addition, net cash used in operating activities included a decrease in accrued expenses and an increase in accrued payroll, stockholder.
Net cash used in investing activities for the nine months ended August 31, 2005 of $97,219 resulted primarily from the $100,000 purchase of 6,000,000 shares of Evolve One, Inc. stock.
Net cash used in financing activities amounted to $93,717 for the nine months ended August 31, 2005 due primarily to repayment of $86,077 of amounts due officer/stockholder. At August 31, 2005, the amount of the loan payable, officer/stockholder by the Company to Dr. Irwin Horowitz was $1,777,486. The above resulted in a net decrease in cash of $239,639 for the nine months ended August 31, 2005.
Management continues to believe the expected cash flow from operations, and the willingness and ability of the Company's Chief Executive Officer to fund any operating deficit, will allow the Company to continue operations over the next 12 months. However, no assurance can be given that these factors will materialize.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - No Annual Meeting of Stockholders was held during the preceding year.

ITEM 5 - OTHER INFORMATION - NONE

ITEM 6 - EXHIBITS

Exhibits  are  filed  as part of, or incorporated by reference into this report.
31.1 Certification of the Chief Executive Officer, dated January 11, 2006 (This certification required as required as Exhibit 31 under 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

32.1 Certification of the Chief Executive Officer, dated January 11, 2006 (This certification required as required as Exhibit 31 under 601(a) of Regulation S-K is filed as
          Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFAX, INC.

/s/  Irwin  A.  Horowitz
------------------------
Date:     January  11,  2006   Dr. Irwin A. Horowitz
     Chairman of the Board, Chief Executive Officer, and President (principal executive officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature                      Title               Date


/s/  Irwin  A.  Horowitz           Director     January  11,  2006
Irwin  A.  Horowitz


/s/  Lonnie  L.  Sciambi           Director     January  11,  2006
Lonnie  L.  Sciambi