Form 10KSB
period 2005-12-31
DIVERSIFAX INC
filed 2006-04-10
CIK 885462

FILER:

     COMPANY DATA:
          COMPANY CONFORMED NAME:                   DIVERSIFAX INC
          CENTRAL INDEX KEY:                        0000885462
          STANDARD INDUSTRIAL CLASSIFICATION:       SERVICES-MAILING,
          REPRODUCTION,COMMERCIAL ART & PHOTOGRAPHY [7330]

          IRS NUMBER:                              133637458
          STATE OF INCORPORATION:                  DE
          FISCAL YEAR END:                         1130

FILING VALUES:
          FORM TYPE:                               10KSB
          SEC ACT:
          SEC FILE NUMBER:                         000-20936
          FILM NUMBER:                            98565165

BUSINESS ADDRESS:
          STREET 1:                               4274 INDEPENDENCE CT
          CITY:                                  SARASOTA
          STATE:                                 FL
          ZIP:                                   34234-2109
          BUSINESS PHONE:                        (941) 351-2720
          BUSINESS PHONE:                       (941) 351-2720

MAIL ADDRESS:
          STREET 1:                             4274 INDEPENDENCE CT
          CITY:                                SARASOTA
          STATE:                                 FL
          ZIP:                                 34234-2109

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

(Mark One)

/X/          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended NOVEMBER 30, 2005

                               ------------------

/   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

              For the transition period from _________ to _________


                        Commission File Number   0-20936

                               ------------------

                                DIVERSIFAX, INC.
                    ----------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                        13-3637458
     ------------------------------------------------------------------------
     (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
     Incorporation or Organization)


     4274 INDEPENDENCE COURT, SARASOTA, FLORIDA                    34234-2109
     ---------------------------------------------------- ------------------
                     (Address of Principal Executive Offices)       (ZipCode)


                                 (941) 351-2720
                              --------------------
                 (Issuer's Telephone Number Including Area Code)

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

YES        NO  X
       -----        -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES       NO  X

     The issuer's revenues for its most recent fiscal year: $1,023,477

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 29, 2006 was $48,460.

     There were 26,399,702_ shares outstanding of the issuer's common stock, par value $.001 per share, as of March 29, 2006 and 326,498 shares held in treasury.

     Transitional Small Business Disclosure Format (check one):

          YES       NO  X
                  ----        ----

     Documents incorporated by reference:

          None

                                      INDEX


PART I
     Item 1. Description of Business
     Item 2. Description of Property
     Item 3. Legal Proceedings
     Item 4. Submission of Matters to a Vote of Security Holders

PART II
     Item 5. Market for Common Equity and Related Stockholder Matters
     Item 6. Management's Discussion and Analysis and Plan of Operation
     Item 7. Financial Statements
     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     Item 8A. Controls and Procedures
     Item 8B. Other Information

PART III
     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
     Item 10. Executive Compensation
     Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Item 12. Certain Relationships and Related Transactions
     Item 13. Exhibits
     Item 14. Principal Accountant Fees and Services

SIGNATURES

EXHIBITS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     DiversiFax, Inc. has been engaged, since November 1993, in the business of owning, leasing, and operating coin and debit card pay-per-copy photocopy machines, fax machines, microfilm reader-printers and accessory equipment.

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

     ACQUISITION AND MERGER OF IMSG SYSTEMS, INC. AND AFFILIATES. Prior to November 1, 1993, the Company was only engaged in the self-service public fax machine business. As of November 1, 1993, the Company became the sole parent of IMSG Systems, Inc. ("IMSG") and its affiliated companies , National Copy Corp.
 "National"), Capital Copy Corp. ("Capital") and Advanced Business Systems, Inc. ("Advanced") (IMSG, National, Capital and Advanced
collectively "IMSG and Affiliates"), which have been operating their self-service pay-per-copy photocopy and microfilm reader-printer business since 1969. Herein after, Diversifax, Inc. and its subsidiaries will be refered to as " the Company".

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

     CAPITAL COPY EQUIPMENT SALE. In May 2005, the Company sold all fully depreciated equipment of its wholly-owned subsidiary Capital Copy, to a former employee in exchange for a note in the amount of $31,250.

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

     EXPANSION STRATEGY. Due to the declining demand for its products and services, the Company presently intends to expand by diversifying selectively into other areas. The Company may seek additional financing for such acquisitions through equity and/or debt offerings, or through loans from Dr. Horowitz, its Chief Executive Officer. There can be no assurance that the Company will be able to obtain any such financing. During the fiscal years ended November 30, 2005 and November 30, 2004, Dr. Horowitz has made loans to the Company to finance acquisitions and for working capital and has deferred certain salary payments. At November 30, 2005 and 2004, the Company owed Dr. Horowitz a balance of $2,825,981 and $2,778,563, respectively, for loans, salary, and interest. In addition, the Company may pay all or a portion of additional acquired businesses by means of issuing Stock of the Company.

     SIGNIFICANT CUSTOMERS. During the fiscal years ended November 30, 2005 and 2004, revenues derived from two of the Company's Copier customers, public libraries located in New York city, amounted to approximately 43% of the Company's revenues.

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

     SEASONALITY. The Company's Copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns. Although the Company has experienced working capital deficits and cash flow tends to be tight in these periods of low revenue, the Company has been able to maintain day to day operations. Seasonally slow periods are immediately preceded by periods of high volume of use, which generate increased cash flows. In addition, because the Copier business is conducted primarily in cash, there is no lag time between sales and collections. Also, fluctuations are regular and predictable, thereby allowing the Company to plan for such low revenue months. If necessary, Dr. Horowitz has advanced funds to the Company when needed so that it could meet its day to day cash obligations, although there can be no assurance he will continue to do so in the future. Cash flow has also been favorably affected in that creditors have typically relaxed payment terms during these slow months, although there can be no assurance they will continue to do so in the future.

EMPLOYEES

     At November 30, 2005, the Company had 7 full time employees, including one executive officer, 5 service technicians and 2 clerical and administrative employees, none of whom are subject to a collective bargaining agreement.

OPERATIONS:  Evolve One, Inc.
On March 15, 2005, the Company entered into a Management Agreement with Evolve One, Inc. ("Evolve One"). Irwin Horowitz, principal shareholder, member of the Board of Directors, and Chief Executive Officer of the Company, is also a principal shareholder and Chief Executive Officer of Evolve One. The Company made its facilities at 39 Stringham Avenue, Valley Stream, New York available to Evolve One; the services on a part-time basis of 7 persons presently employed by the Company for approximately 100 hours per week; equipment, hardware, and software of the Company; and related utilities and overhead functions at that facility. The term of the agreement was for six months and could be terminated prior to the conclusion of its term on 10 days' prior written notice by either party, or the agreement may be renewed for a successive six-month term.

In consideration for the management services and facilities provided by DiversiFax during the initial six-month term, Evolve One issued to DiversiFax 2,900,000 shares of its common stock. In addition, in the event the market price of the common stock of Evolve One on the six-month anniversary date was below $0.15 per share, Evolve One agreed to issue to DiversiFax additional shares of its common stock so that the common shares provided to DiversiFax plus such additional shares of common stock would be equal in value to $435,000. In addition, DiversiFax would receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, Evolve One's wholly-owned subsidiary. Payment of the percentage fee would be made in cash or stock as determined by DiversiFax .

The Company recorded $435,000 of stock as a long-term investment as payment for services rendered in connection with the Evolve One contract. The investment is accounted for under the equity method because the Company exercises significant influence over Evolve One's operating and financial activities. The Company recognized $435,000 of service fee during 2005 based on the six-month term of the agreement.

On June 20, 2005, Diversifax purchased an aggregate of 100,000 units in an Evolve One offering and received 6,000,000 shares of common stock and warrants to purchase 6,000,000 shares.

DiversiFax's business plan with Evolve One expected revenues to exceed $1 million within the year. DiversiFax expected to employ 20 sales & support personnel and provided 2 warehousing facilities, one of which was in Valley Stream, NY. As the year progressed, Evolve One hired a sales manager, 4 salespeople, and several support staff. DiversiFax incurred expenses to execute the business plan, however, the original projections were never realized and Evolve One operations ceased by November 2005. As a result, management recorded their proportionate share of losses and impairment on the Evolve One investment in the amount of $430,000 in the income statement.

DiversiFax continued to pay for Evolve One expenses in an attempt to assist them with remaining viable because DiversiFax has a substantial investment in Evolve One. Evolve One's management has decided to sell the corporate shell, reimburse DiversiFax for expenses incurred subsequent to ceasing Evolve One operations, and pay DiversiFax cash for the remaining investment balance in Evolve One at November 30, 2005 of $105,000. DiversiFax will retain previously issued options in connection with the Evolve One agreement. Although the sale agreement with Evolve One is near to closing, no assurance can be given that the transaction will be completed.


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

     Machines are on site locations in New York.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings, except as follows:

     (1)     Jacksonville Public Library re breach of contract

     (2)     Ikon Business Solutions re commission

     The above legal proceedings are pending in the courts in Jacksonville, FL. The proceedings began in 2001 and the principal parties are Capital Copy Inc., the City of Jacksonville, and Ikon Office Solutions. The disputes concern commissions payable from the city for copy services and contracts and the Company has filed a proposal for settlement amounting to $100,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No Annual Meeting of Stockholders was held during the preceding year.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

     The Common Stock was traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ), Small Cap Market, under the symbol "DFAX," until delisted on 10/30/1998. Subsequently, all trading has been done on the Pink Sheets. For the years ended November 30, 2005 and 2004, there were no market values for the stock per "finance.yahoo.com."

     As of November 30, 2005, there were approximately 236 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

THE FISCAL YEAR ENDED NOVEMBER 30, 2005 COMPARED TO THE FISCAL YEAR ENDED NOVEMBER 30, 2004

     In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of approximately $14,000,000 at November 30, 2005 and negative working capital in the amount of $2,890,630 as of November 30, 2005. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Coin and Leasing Revenue decreased $149,229 or 20% for the fiscal year ended November 30, 2005 compared to fiscal 2004. This decrease represents the continuing decline in demand for the Company's products. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. Over the past few years, the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal, the Company may be out bid by its competitors. Secondly, the Company has continued a critical review of its customer base, and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable. Service income increased $420,743 primarily due to the recognition of $435,000 of income in connection with the receipt of stock for services for Evolve One Ebay activities. This increase was offset by a decrease in service income not related to the management agreement with Evolve One.

     Cost of sales as a percentage of Coin revenue represented 56% of sales for the fiscal year 2005 compared to 50% of sales for the fiscal year 2004. This increase is due to a change in the mix of machines used and the costs of collections.

     Other income decreased approximately $272,000 due to recording the Company's proportionate share of Evolve One losses combined with an impairment loss in the amount of $430,000 relating to the Evolve One investment. The Company was issued $435,000 of stock for services and purchased additional stock for $100,000. The remaining investment balance at November 30, 2005 is $105,000. The decrease in other income was offset by recognition of deferred income of $225,000 relating to the Brooklyn Public Library lease termination.

     Selling, general and administrative expenses increased to $511,139, or 50% of total sales and 87% of coin revenue, for the year ended November 30, 2005 from $421,567, or 56% of total sales and 57% of coin revenue, for the year ended November 30, 2004. This increase as a percentage of coin revenue is primarily due to the provision of services, facilities, and personnel utilized under the Evolve One management agreement.

     The above factors resulted in a net loss of $33,400 for the year ended November 30, 2005 compared to $18,035 for the year ended November 30, 2004.

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

  The long term investment in Evolve One is accounted for using the equity method. Evolve One has experienced substantial operating losses during the past year. Accordingly, at November 30,2005 the company's investment has been written down to its estimated realizable value. Management's estimate is based on a non-binding offer to purchase Diversifax's shares of Evolve One, Inc. The combined amount of the write-down and the company's share of losses in Evolve One, Inc. of $430,000 has been charged to operations in 2005. If the offer does not materialize, management will re-evaluate the estimated realizable value.

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

     Deferred revenue is recorded for amounts received but not earned as of the balance sheet dates. As of November 30, 2005, all income from these transactions has been recognized as earned.

  The Company estimates the amount of cash in copy and change machines at the end of each year. This estimate is determined based on the actual cash collected for the first collection period subsequent to year end multiplied by the pro-rata number of days of collection during the period. Management estimates that there was approximately $14,000 in cash in copy and change machines as of November 30, 2005.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard 154, "Accounting Changes and Error Corrections." The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.



LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 2005, the Company had cash of $15,741 as compared to $287,474 at November 30, 2004.

     The Company's primary need for funds is to finance working capital, capital expenditures and the further development and the acquisition of new businesses and the further growth of acquisitions to broaden and diversify its revenue source making it less seasonal.

     Net cash used by operating activities of approximately $104,000 during the fiscal year ended November 30, 2005 resulted from the net loss of $33,400 offset by non-cash items including a gain of approximately $32,000 on disposal of equipment, depreciation of $9,191, loss on Evolve One investment of $430,000, loss on note receivable of approximately $40,000, and recognition of deferred revenue of $225,000, as well as recognition of income of $435,000 related to the Evolve One management contract . In addition, net cash used by operating activities included an increase in accounts payable and accrued expenses, and an increase in other receivables and prepaid expenses.

     Net cash used by investing activities amounted to approximately $69,000 during the fiscal year ended November 30, 2005 and resulted primarily from the purchase of $100,000 of Evolve One stock offset by collection of approximately $31,000 of a note receivable.

     Net cash used in financing activities amounted to approximately $99,000 during the fiscal year ended November 30, 2005. At November 30, 2005, the amount of the loan payable by the Company to Dr. Irwin Horowitz was $1,774,838.

     The above resulted in a net decrease in cash of $271,733 for the year ended November 30, 2005.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING ON FINANCIAL
                DISCLOSURE

     None

ITEM 8a.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our Management, including our principal executive officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of an external consultant and the audit process, management believes that the financial statements and other information presented herewith are materially correct.















                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS:  COMPLIANCE WITH
SECTION 16(A) OF TAX EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Company are as follows:


NAME                      AGE      POSITION

Dr. Irwin A. Horowitz     69     Chairman of the Board,
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


Lonnie L. Sciambi         61     Director

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


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during fiscal year ended November 30, 2005 all filing requirements applicable to Reporting Persons were complied with, and no Form 5 is required.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended November 30, 2005, 2004, and 2003. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below. For the purposes of this table, warrants are deemed to be equivalent of stock Options.




                                     ANNUAL COMPENSATION                                 LONG TERM COMPENSATION

NAME AND PRINCIPAL                                                                            SECURITIES UNDERLYING
POSITION                             YEAR        SALARY ($)       BONUS($)       OTHER ($)        OPTIONS
--------------------------------    --------        ----------------       --------------       -----------------

Dr. Irwin A. Horowitz                2005        $125,000 (1)                      0                    15,613,097
Chairman of the Board,
Chief Executive Officer,
and President
                                    2004          $125,000 (1)                      0                    5,613,097

                                    2003          $125,000 (1)                      0                    5,613,097



(1)     Salary for all years after 1997 has been accrued and remains unpaid.


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




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth, based upon information obtained from the persons named below, certain information regarding beneficial ownership of the Common Stock as of November 30, 2005 as adjusted to reflect the sale of all of the Common Stock offered hereby by (i) each stockholder known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock,
(ii) each director of the Company, (iii) each person named in the Summary
Compensation Table above and (iv) all of the Company's current officers and directors as a group.

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

     The loans payable, officer/stockholder amounts to $1,774,838  at November
30, 2005.   Included in this amounts is a $500,000 note that bears interest at eight percent per year beginning in September 1998 and a non-interest bearing note in the amount of $668,000, along with various loans and accruals.  Each year, the Company reclassifies the accumulated prior year balance of accrued interest from accrued expenses to loans payable, officer/stockholder.  As of
November 30, 2005, accrued interest of $250,000  is included in loans payable, officer/stockholder.

On  March  15, 2005, the Company entered into a Management Agreement with Evolve
One,  Inc. ("Evolve One").  Irwin Horowitz, principal shareholder, member of the
Board of Directors, and Chief Executive Officer of the Company, is also a principal shareholder and Chief Executive Officer of Evolve One. The Company made its facilities at 39 Stringham Avenue, Valley Stream, New York available to
Evolve One; the services on a part-time basis of 7 persons presently employed by the Company for approximately 100 hours per week; equipment, hardware, and software of the Company; and related utilities and overhead functions at that facility. The term of the agreement was for six months and could be terminated prior to the conclusion of its term on 10 days' prior written notice by either party, or the agreement may be renewed for a successive six-month term.

In consideration for the management services and facilities provided by DiversiFax during the initial six-month term, Evolve One issued to DiversiFax
2,900,000 shares of its common stock. In addition, in the event the market price of the common stock of Evolve One on the six-month anniversary date was below $0.15 per share, Evolve One agreed to issue to DiversiFax additional shares of its common stock so that the common shares provided to DiversiFax plus such additional shares of common stock would be equal in value to $435,000. In addition, DiversiFax would receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, Evolve One's wholly-owned subsidiary. Payment of the percentage fee would be made in cash or stock as determined by DiversiFax .

The  Company recorded $435,000 of stock as a long-term investment as payment for services rendered in connection with the Evolve One contract.  The investment is accounted  for under the equity method because the Company exercises significant
influence  over  Evolve  One's operating and financial activities.   The Company
recognized  $435,000  of  service  fee income during 2005 based on the six-month term  of  the  agreement.

On June 20, 2005, Diversifax purchased an aggregate of 100,000 units in an Evolve One offering and received 6,000,000 shares of common stock and warrants to purchase 6,000,000 shares.

DiversiFax's business plan with Evolve One expected revenues to exceed $1 million within the year. DiversiFax expected to employ 20 sales & support personnel and provided 2 warehousing facilities, one of which was in Valley
Stream, NY. As the year progressed, Evolve One hired a sales manager, 4 salespeople, and several support staff. DiversiFax incurred expenses to execute the business plan, however, the original projections were never realized and Evolve One operations ceased by November 2005. As a result, management recorded their proportionate share of losses and impairment on the Evolve One investment in the amount of $430,000 in the income statement.

DiversiFax continued to pay for Evolve One expenses in an attempt to assist them with remaining viable because DiversiFax has a substantial investment in Evolve
One.  Evolve One's management has decided to sell the corporate shell, reimburse
DiversiFax for expenses incurred subsequent to ceasing Evolve One operations, and pay DiversiFax cash for the remaining investment balance in Evolve One at November 30, 2005 of $105,000. DiversiFax will retain previously issued options in connection with the Evolve One agreement. Although the sale agreement with Evolve One is near to closing, no assurance can be given that the transaction will be completed.



ITEM 13.  EXHIBITS, LIST AND REPORT ON FORM 8-K

     (a) Exhibits. The Exhibits are filed as part of, or incorporated by reference into this report.

31 - 32     Certifications




ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees
-----------

During 2005, we were billed by our accountants, Pender Newkirk & Company, approximately $42,000 for the audit and review fees associated with our 10-KSB and 10-QSB filings. During 2004, Pender Newkirk & Company billed $22,000.

Tax  Fees
---------

During  2005,  our tax work was performed by a local accountant at nominal cost.

All  Other  Fees
----------------

During  2005,  no  other  fees  were billed by our accountants, Pender Newkirk &
Company.

Board  of  Directors  Pre-Approval  Process,  Policies  and  Procedures
-----------------------------------------------------------------------

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


                                                           DIVERSIFAX, INC.


                                                         /s/ Irwin A. Horowitz
                                                ------------------------------
Date:            April 10, 2006                       Dr. Irwin A. Horowitz
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President
                                                 (principal executive officer)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                        Title                    Date

/s/ Irwin A. Horowitz                           Director         April 10,2006
Irwin A. Horowitz


/s/ Lonnie L. Sciambi                          Director          April 10,2006
Lonnie L. Sciambi









                        CONSOLIDATED FINANCIAL STATEMENTS

                        DIVERSIFAX, INC. AND SUBSIDIARIES

                     Years Ended November 30, 2005 and 2004
                          Independent Auditors' Report







                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2005 and 2004









                                    CONTENTS


Report  of  Independent  Registered  Public  Accounting  Firm  on
     Consolidated  Financial  Statements                                   1

Consolidated  Financial  Statements:

     Consolidated  Balance  Sheet                                          2
     Consolidated  Statements  of  Operations                              3
     Consolidated  Statements  of  Changes  in  Stockholders'  Deficit     4
     Consolidated  Statements  of  Cash  Flows                             5
     Notes  to  Consolidated  Financial  Statements                     6-15







             Report of Independent Registered Public Accounting Firm



Board  of  Directors
DiversiFax,  Inc.  &  Subsidiaries
Sarasota,  Florida


We have audited the accompanying balance sheet of DiversiFax, Inc. and Subsidiaries as of November 30, 2005 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended
November 30, 2005 and 2004. These financial statements are the responsibility of the management of DiversiFax, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiversiFax, Inc. and Subsidiaries as of November 30, 2005 and the results of its operations and its cash flows for the years ended November 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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




Pender  Newkirk  &  Company  LLP
Certified  Public  Accountants
Tampa,  Florida
February  6,  2006

                        DiversiFax, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                     For  the  year  ended November 30, 2005



ASSETS
Current assets:
    Cash and cash equivalents                                $     15,741
     Other Receivables, related party                              20,540
    Prepaid expenses and other current assets                       3,248
  Note receivable, current                                          9,275
                                                             -------------

Total current assets                                               48,804

Equipment and vehicles, net  of accumulated depreciation           22,679

Note receivable                                                    18,025
Investment, Evolve One Inc.                                       105,000
                                                             -------------
                                                                  123,025
Total assets
                                                             $    194,508
                                                             =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt and notes payable     $     10,565
  Accounts payable                                                 26,334
  Accrued expenses and other current liabilities                   76,553
  Accrued payroll, stockholder                                  1,051,144
  Loan payable, officer/stockholder                             1,774,838
                                                             -------------

Total current liabilities                                       2,939,434

Long-term liabilities:
  Long-term debt and notes payable, less current maturities        13,764

Stockholders' deficit:
  Common stock; $.001 par value; 70,000,000 shares
    authorized; 26,726,200 shares issued; 26,399,702
    shares outstanding                                             26,726
  Additional paid-in capital                                   11,641,395
  Accumulated deficit                                         (14,158,463)
                                                             -------------
                                                               (2,490,342)
  Less treasury stock, 326,498 shares, at cost                   (268,348)
                                                             -------------
Total stockholders' deficit                                    (2,758,690)

                                                             $    194,508
                                                             =============




The  accompanying  notes  are  an  integral  part  of the consolidated financial
statements.     2

                        DiversiFax, Inc. and Subsidiaries

                      Consolidated Statements of Operations
           For the years ended November 30, 2005 and November 30,2004




                                                                       Year Ended November 30,
                                                                 2005                       2004
                                                            --------------------------------------
Sales
 Coin and leasing revenue                                      587,305                     736,535
 Service fees                                                  436,171                      15,428
                                                            --------------------------------------
                                                             1,023,476                     751,963
                                                            --------------------------------------


Operating expenses:
  Cost of sales                                                 333,301                   367,764
  Depreciation expense                                            9,191                    12,194
  Selling, general and administrative                           511,139                   421,567
                                                            --------------------------------------
                                                                851,631                   801,525
                                                            --------------------------------------

Net operating income  (loss)                                    171,845                   (49,562)
                                                            -------------------------- -----------

Other income (expenses):
  Other income                                                  259,776                    98,287
    Impairment & share of unconsolidated
        losses on investment in Evolve One                     (430,000)
  Interest income                                                 6,984                    11,466
  Interest expense                                              (42,005)                  (42,156)
                                                            --------------------------------------
                                                               (205,245)                   67,597
                                                            --------------------------------------

Net (loss) income before income taxes                           (33,400)                   18,035
Income tax provision                                                   0                       0
                                                            --------------------------------------

Net (loss) income                                            $  (33,400)              $    18,035
                                                            ======================================


Weighted average common shares outstanding - basic            26,642,867               26,299,702
                                                            --------------------------------------

(Loss) earnings per share of common stock - basic      $            0.00              $      0.00
                                                            ======================================

Weighted average common shares outstanding - diluted          40,954,872               32,334,297
                                                            ======================================

Earnings (loss) per share of common stock - diluted    $            0.00              $      0.00
                                                            ======================================


The accompanying notes are an integral part of the consolidated financial statements.

                        DiversiFax, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Deficit

                     Years Ended November 30, 2005 and 2004






                                                        Additional                                  Treasury    Total
                                                                                                     Stock    Stockholders'
                                  Common Stock            Paid-In      Accumulated                   at Cost    Deficit
-                                ---------------
                                  Shares  Amount          Capital        Deficit        Total
                          -------------------------------------------------------------------------------------------------

Balance, 11/30/03          26,626,200   $  26,626   $ 11,641,395   $(14,143,098)  $   (2,475,077)  $(268,348)  $(2,743,425)

Net income for year                                                       18,035           18,035                   18,035
                       ----------------------------------------------------------------------------------------------------
Balance, 11/30/04          26,626,200      26,626     11,641,395    (14,125,063)      (2,457,042)   (268,348)   (2,725,390)
Exercise of common stock options
                              100,000         100                                            100

Net loss for year                                                        (33,400)        (33,400)                  (33,400)
                     ------------------------------------------------------------------------------------------------------
Balance, 11/30/05          26,726,200   $  26,726   $ 11,641,395   $(14,158,463)  $   (2,490,342)  $(268,348)  $(2,728,690)
                     ======================================================================================================

























The  accompanying  notes  are  an  integral  part  of  the financial statements.

                        DiversiFax, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
           For the years ended November 30, 2005 and November 30, 2004


                                                                                   Year Ended November 30,
                                                                                -------------------------
                                                                                     2005             2004
                                                                                 -------------------------
OPERATING ACTIVITIES
  Net (loss) income                                                              $  (33,400)    $  18,035
                                                                                --------------------------
  Adjustments to reconcile net (loss)  income to net cash (used)
    provided by operating activities:
      (Gain) loss on sale and disposal of vehicles                                   (31,850)      8,050
      Depreciation and amortization                                                    9,191      12,194
              Write off of note receivable                                            39,160
              Impairment loss on investment in Evolve One, Inc                       430,000
              Investment in Evolve One received for services                        (435,000)
      Amortization of deferred revenue                                               (225,000)    (75,000)
      Increase in:
                    Other receivables, related party                                 (20,540)
                    Prepaid expenses and other current assets                         (2,748)        6,576
        Accounts payable                                                                3,000      (4,547)
        Accrued expenses                                                               30,688      21,039
        Accrued payroll, related party                                                132,319     132,318
                                                                                --------------------------
  Total adjustments                                                                   (70,780)    100,630
                                                                                --------------------------
  Net cash (used) provided by operating activities                                   (104,180)    118,665
                                                                                --------------------------

INVESTING ACTIVITIES
  Capital expenditures                                                                            (36,317)
  Proceeds from sale of vehicles                                                                    3,150
  Collections on note receivable                                                       31,106       5,091
     Investment, Evolve One, Inc                                                    ( 100,000)
                                                                                ---------------- ---------
  Net cash used by investing activities                                              ( 68,894)    (28,076)
                                                                                --------------------------

FINANCING ACTIVITIES
  Net repayments under loan payable to officer/stockholder                            (88,725)   (286,262)
  Principal borrowings on long-term debt                                                           30,780
  Repayments on long-term debt                                                        (10,034)     (8,773)
     Exercise of common stock options                                                     100
                                                                                --------------------------
  Net cash used by financing activities                                               (98,659)   (264,255)
                                                                                --------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (271,733)   (173,666)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        287,474     461,140
                                                                                --------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $         15,741   $ 287,474
                                                                                ==========================



SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:
     Cash  paid  for  interest                                                        $2,005    $    3,512
                                                                                ==========================



The Company sold all fully depreciated equipment of a subsidiary to a related party in exchange for a note in the amount of $31,850 in May 2005.

The company received $435,000 in stock in May 2005 and recognized $435,000 in revenue during 2005 related to a six month management service agreement with an affiliated company, Evolve One, Inc.


The  accompanying  notes  are  an  integral  part  of  the financial statements.

                        DiversiFax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2005 and 2004



1.     BACKGROUND INFORMATION

Effective November 1, 1993, DiversiFax, Inc. acquired all of the outstanding common stock of IMSG Systems, Inc. ("IMSG") and its affiliated companies, National Copy Corp. ("National"), Capital Copy Corp. ("Capital") and Advanced Business Systems, Inc. ("Advanced") (IMSG, National, Capital and Advanced collectively "IMSG and Affiliates") in exchange for the issuance of 662,000 shares of Series A, convertible preferred stock. Hereinafter, Diversifax Inc. and its subsidiaries will be referred to as "the Company". The preferred stock was automatically converted into an aggregate of 6,620,200 shares of common stock of the Company in November, 1995.

IMSG and Affiliates owns, supplies and maintains self-service coin and card reader operated photocopy machines in colleges, universities, libraries, courthouses, government agencies, pharmacies and other retail establishments located in Florida and New York.

The Company is primarily responsible for the collection of the payments. Most locations share in the revenue from the photocopy machines.


2.     GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of $14,158,463 at November 30, 2005. The Company has negative working capital in the amount of approximately $2,890,000 at November 30, 2005, including owing approximately $2,800,000 to its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given.



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

     The Company has an investment of approximately 18% in an affiliated corporation where the President and CEO of Diversifax is also the President and CEO of the affiliated company. Accordingly, Diversifax is considered to have significant influence over the affiliated corporation and therefore the investment is accounted for using the equity method under APB 18, " The Equity Method of Accounting for Investments in Common Stock (as amended)." Under the equity method, the investment is recorded at cost and adjusted to recognize earnings or losses subsequent to the date of acquisition. The affiliated company has experienced a series of operating losses and a decline in the fair market value of their stock subsequent to the date of the investment indicating that a decrease in the value of the investment has occurred and is other than temporary. Accordingly, the Company recorded an impairment loss and their share of losses of the unconsolidated affiliated company in the income statement at November 30,2005.

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

     The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under APB Opinion No. 25, the Company did not record compensation expense for the year ended November 30, 2005. Awards granted to non-employees of the Company are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that expense equal to the fair value of all stock-based awards granted to non-employees on the date of grant be recognized over the vesting period. During the years ended November 30, 2005 and 2004, the Company recorded $100 and $0, respectively, of compensation expense for stock-based awards granted to non-employees. Of this amount, $100 related to a director's fees. Had compensation costs for awards to employees been determined on the basis of fair value pursuant to SFAS No. 123, there would have been no impact on net loss per share.

     The Company issues stock in lieu of cash for certain transactions. Generally, the fair Value of the stock, based on quoted market prices, is used to value the transactions.

     (Loss) earnings per share is based on the weighted average number of common shares outstanding. All loss per share amounts in the consolidated financial statements are basic loss per share, as defined by SFAS No. 128, "Earnings Per Share." Options and warrants of 15,708,097 shares of common stock for the year ended November 30, 2005 were not considered in the calculation since the effect would be anti-dilutive.

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


4.     NOTE RECEIVABLE

During 2005, the Company entered into a non-interest bearing note receivable for $31,850 in connection with the sale of equipment to a former employee. The note requires 182 weekly installments, and matures November 2008. This note is not collateralized. As of November 30, 2005 the balance on the note is $27,300.

During 2001, the Company entered into a note receivable for $250,000 in connection with the sale of equipment. At November 30, 2004, the note balance was $131,431 and management established an allowance equal to 50 percent of the outstanding balance since the note was in default. During 2005, management entered into a settlement agreement whereby the Company agreed to accept $25,000 for full and final settlement of the note balance. The settlement amount was received and as of November 30, 2005, the note balance has been satisfied.


5.     INVESTMENT IN EVOLVE ONE, INC.

On March 15, 2005, the Company entered into a Management Agreement with Evolve One, Inc. ("Evolve One"). Irwin Horowitz, principal shareholder, member of the Board of Directors, and Chief Executive Officer of the Company, is also a principal shareholder and Chief Executive Officer of Evolve One. The Company made its facilities at 39 Stringham Avenue, Valley Stream, New York available to Evolve One; the services on a part-time basis of 7 persons presently employed by the Company for approximately 100 hours per week; equipment, hardware, and software of the Company; and related utilities and overhead functions at that facility. The term of the agreement was for six months and could be terminated prior to the conclusion of its term on 10 days' prior written notice by either party, or the agreement may be renewed for a successive six-month term.

In consideration for the management services and facilities provided by DiversiFax during the initial six-month term, Evolve One issued to DiversiFax 2,900,000 shares of its common stock. In addition, in the event the market price of the common stock of Evolve One on the six-month anniversary date was below $0.15 per share, Evolve One agreed to issue to DiversiFax additional shares of its common stock so that the common shares provided to DiversiFax plus such additional shares of common stock would be equal in value to $435,000. In addition, DiversiFax would receive 10% of the total amount of the monies received as a result of their efforts with regard to auctions being completed for accounts they have introduced to AuctionStore.com, Evolve One's wholly-owned subsidiary. Payment of the percentage fee would be made in cash or stock as determined by DiversiFax .

On June 20, 2005, DiversiFax purchased an aggregate of 100,000 units in an Evolve One offering and received 6,000,000 shares of common stock and warrants to purchase 6,000,000 shares.

The Company's investment in Evolve One is less than 20% of the common stock of Evolve One and is accounted for under equity method because the Company exercises significant influence over Evolve One's operating and financial activities. Accordingly, the investment in Evolve One was recorded at cost and adjusted for the company's proportionate share of losses and impairment. The Company valued the management service contract based on the anticipated cost of services to be provided and recognized $430,000 of service fee income during 2005 based on the six-month term of the agreement.

Diversifax's original projections of revenue from Evolve One were never realized and Evolve One operations ceased by November 2005. As a result, management recorded an impairment loss combined with their proportionate share of losses in Evolve One in the amount of $430,000 in the income statement at November 30,2005.

DiversiFax continued to pay for Evolve One expenses in an attempt to assist them with remaining viable because DiversiFax has a substantial investment in Evolve One. Evolve One's management has decided to sell the corporate shell, reimburse DiversiFax for expenses incurred subsequent to ceasing Evolve One operations, and pay DiversiFax cash for the remaining investment balance in Evolve One at November 30, 2005 of $105,000. DiversiFax will retain previously issued options in connection with the Evolve One agreement. Although the sale agreement with Evolve One is near to closing, no assurance can be given that the transaction will be completed.

6.     EQUIPMENT AND VEHICLES

Equipment and vehicles as of November 30, 2005 consists of the following:
                                                                     2005
                                                                ---------
     Photocopy machines and accessories                        $5,777,408
     Furniture and fixtures and computer equipment                115,416
     Software                                                     400,000
     Vehicles                                                      57,513
                                                                   ------
                                                                6,350,337
                                                              -----------
                              Less accumulated depreciation     6,327,658
                                                                ---------
                                                             $     22,679
                                                             ============


7.     ACCRUED EXPENSES

Accrued expenses consist of $40,000 of accrued interest at eight percent on a $500,000 loan payable, officer/stockholder, and miscellaneous accrued expenses in the amounts of $36,553 as of November 30, 2005 .


8.     NOTES PAYABLE AND LONG-TERM DEBT

Notes  payable  and  long-term  debt  consist  of:

                                                                      2005
                                                                   -------
     Notes  payable;  interest  ranging  from  0.00%
          to  1.9%;  payments  aggregating  $889  per
          month  including  interest;  collateralized
          by  vehicles                                           $  24,329
          Less  amounts  currently  due                             10,565
                                                                    ------
                                                                   $13,764
                                                                   =======

The following is a schedule by year of the principal payments required on these notes payable and long-term debt:

     2006                                                         $10,565
                                                                  =======
     2007                                                         $10,606
                                                                  =======
     2008                                                          $3,158
                                                                   ======

9.     RELATED PARTY TRANSACTIONS

From time to time, Dr. Irwin A. Horowitz, the Chairman of the Board, Chief Executive Officer, and President of the Company, loans the Company funds to cover its working capital needs and to finance acquisitions.

The loans payable, officer/stockholder amounts to $1,774,838 at November 30, 2005. Included in this amount is a $500,000 note that bears interest at eight percent per year beginning in September 1998 and a non-interest bearing note in the amount of $668,000, along with various unsecured and interest bearing loans and accruals. Each year, the Company reclassifies the accumulated prior year balance of accrued interest from accrued expenses to loans payable, officer/stockholder. As of November 30, 2005, accrued interest of $250,000 is included in loans payable, officer/stockholder.

In October 1996, the Company entered into a renewable employment agreement with Dr. Irwin A. Horowitz, pursuant to which the Company agreed to pay Dr. Horowitz a salary of $125,000 per year. Beginning in 1998, Dr. Horowitz agreed to accrue rather than receive his salary. Accrued salary payable and estimated related payroll taxes are included in accrued expenses at November 30, 2005 in the amount of $1,051,144.

In March 2005, the Company entered into a management agreement with an affiliated company (see Note 5).

During 2005, the Company sold all fully depreciated equipment and existing service contracts of Capital Copy, Inc to a former employee in exchange for a $31,850 note (see Note 4).

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.


10.     DEFERRED REVENUE

The Company received a lump sum payment of $375,000 in 2003 for the early termination of the exclusive right to provide services under a contract that expires in 2009. The Company continued to own and service the equipment through 2004. Revenue in the amount of $75,000 was recognized during 2003 and 2004 based on the remaining life of the contract. In 2005, the Company removed all equipment and discontinued service under the contract. Accordingly, deferred revenue of $225,000 was recognized in 2005.


11.     LEASES

The Company rents office space on a month-to-month basis. The total rent expense for the years ended November 30, 2005 and 2004 were $52,755 and 46,776, respectively.


12.     WARRANTS

The Company grants warrants and options to purchase shares of its common stock to various employees and other individuals based on the discretion of the Company's Board of Directors.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value for the years ended November 30, 2005 and 2004:






  Dividend yield                                                      0%              0%
  Risk-free interest rate                                          4.17%           4.37%
  Expected life                                                   5-7 years         5years
  Expected volatility                                               421%             394%

Following is a summary of the status of common stock option and warrant activity during 2005 and 2004:

                                                                                    Weighted
                                                                      Number         Average
                                                                     of Shares     Exercise Price
                                                                  -----------------------
 Outstanding,  December 1, 2004                                         5,708,097   $.0002
  Granted                                                              10,100,000   $.0001
  Exercised                                                               100,000        -
  Expired                                                                                -
                                                             ------------------------------
  Outstanding, November 30, 2005                                       15,708,097   $.0001
                                                              =====================  =======
  Exercisable at November 30, 2005                                     15,708,097   $.0001
                                                              =====================  =======
  Weighted average fair value of options
    granted during 2005                                                $              .0001
                                                                        =====================

  Outstanding, December 1, 2003                                          5,708,097   $.0002
  Granted                                                                        -        -
  Exercised                                                                      -        -
  Expired                                                                        -        -
                                                                ---------------------  -------
  Outstanding, November 30, 2004                                          5,708,097   $.0002
                                                                =====================  =======
  Exercisable at November 30, 2004                                       5, 708,097   $.0002
                                                                 =====================  =======






The following table summarizes information about options and warrants outstanding and exercisable as of November 30, 2005:



                 OUTSTANDING OPTIONS  AND WARRANTS                                   EXERCISABLE OPTIONS AND WARRANTS
---------------------------------------------------------------------------------------------------------------------

                 NUMBER OF    WEIGHTED AVERAGE    WEIGHTED AVERAGE      NUMBER OF SHARES   WEIGHTED AVERAGE WEIGHTED AVERAGE
EXERCISE PRICE  UNDERLYING    REMAINING LIFE         PRICE               EXERCISABLE       REMAINING LIFE         PRICE
                   SHARES
------------------------------------------------------------------------------------------------------------------------------------
$0.0001        15,613,097        4.33 years          $ .0001              15,613,097         4.33 years         $.0001

$0.005             95,000        1.14 years           $ 0.005                 95,000         1.14 years         $0.005









13.     INCOME TAXES

Deferred taxes re recorded for existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets as noted below, there was no net deferred tax benefit or expense for the years ended November 30, 2005 and 2004. The Company has incurred significant operating losses since its inception that have been carried forward for income tax purposes and, therefore, no tax liabilities have been incurred for the years presented. These operating losses and other timing differences give rise to deferred tax assets as follows:

                                                                                   2005
                                                                            ------------
  Deferred tax assets:
    Net operating loss                                                      $ 3,041,400

    Allowance for bad debt                                                        2,900
              Impairment loss on investment in Evolve One, Inc                   167,500
    Accrued expenses and accounts payable                                       117,300
    Accrued salaries                                                            389,500
    Valuation allowance                                                      (3,671,500)
                                                                            ------------

  Net deferred tax assets                                                        47,100
                                                                            ------------

  Deferred tax liabilities:
    Depreciation                                                                (47,100)
                                                                            ------------
  Net deferred tax liabilities                                              $   (47,100)
                                                                            ============

Differences between the federal ( benefit) provision computed at a statutory rate and the Company's effective tax rate and provision  are  as  follows:

                                                                                                           2005      2004
                                                                                                       ---------  --------
  Statutory provision                                                                                  $(11,300)  $ 6,100
          Penalties assessed by government                                                                  300
  State tax provision, net of federal effect                                                             (1,600)      900
  Increase (decrease) in deferred income tax valuation
       allowance                                                                                         12,600    (7,000)
                                                                                                       ---------  --------
                                                                                                       $      0   $     0
                                                                                                       =========  ========



The Company has available at November 30, 2005 approximately $7.9 million of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $3.0 million in the future. These operating loss carryforwards begin expiring in November 2009. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes.

The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.


14.     CONTINGENCIES, COMMITMENTS, AND CONCENTRATIONS

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

During the fiscal years ended November 30, 2005 and 2004, revenues derived from two of the Company's Copier customers, a public library and a college located in New York City, amounted to approximately 43 percent of the Company's revenues.


15.     SUBSEQUENT EVENTS

On December 11, 2005 Evolve One transferred all the stock and assets of Auctionstore.com and Stogiesonline (both wholly owned subsidiaries of Evolve
One) to Diversifax in settlement of a receivable of approximately $20,000 recorded as of November 30, 2005.

In January 2006, Evolve One issued an additional 3,253,875 shares of stock to DiversiFax in connection with the March 2005 management agreement (see Note 5). These shares plus the shares issued to DiversiFax as of November 30, 2005 increased the Company's ownership in Evolve One from approximately 18% at November 30,2005 to 24.5%.

A group of investors representing 80% of the issued share capital in Evolve one are currently negotiating the sale of their interest in the Evolve One. A non-binding letter of intent received from a potential buyer directs the proceeds of the sale to be included in escrow and distributed to the 80% holders based on their equity in Evolve One. If the sale comes to fruition, Diversifax will receive $105,000 for their 24.5% holdings in Evolve One.