Form 10QSB
period 2006-02-28
DIVERSIFAX INC
filed 2006-07-19
CIK 885462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006.


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

                                 YES ( ) NO (X)


State the number of shares outstanding of each of the issuer's classes of common equity as of July 17, 2006

                                26,726,200 SHARES


Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                 DIVERSIFAX INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED FEBRUARY 28, 2006

PART I - FINANCIAL INFORMATION

     Item 1 -

         Financial Statements

             Consolidated Balance Sheet for February 28, 2006 (unaudited) .... 1

             Consolidated Statements of Operations (unaudited) for the
             three months ended February 28, 2006 and February 28, 2005 ...... 2

             Consolidated Statements of Cash Flows (unaudited) for the
             three months ended February 28, 2006 and February 28, 2005 ...... 3

             Notes to Consolidated Condensed Financial Statements ............ 4

     Item 2 -

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................... 6

     Item 3 -

         Controls and Procedures ............................................. 9

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ..............................................10

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....10

     Item 3 - Defaults Upon Senior Securities ................................10

     Item 4 - Submission of Matters To A Vote of Security Holders ............10

     Item 5 - Other Information ..............................................10

     Item 6 - Exhibits .......................................................10

                        DIVERSIFAX INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                   February 28,
                                                                       2006
                                                                   ------------
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS ......................................   $     25,032
INVESTMENT, EVOLVE ONE, INC ....................................        105,000
OTHER RECEIVABLES, RELATED PARTY ...............................         11,402
OTHER CURRENT ASSETS ...........................................         19,429
                                                                   ------------
     TOTAL CURRENT ASSETS ......................................        160,863

PROPERTY AND EQUIPMENT, NET ....................................         20,382

NOTE RECEIVABLE ................................................         24,675
                                                                   ------------

     TOTAL ASSETS ..............................................   $    205,920
                                                                   ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
CURRENT LIABILITIES
BANK OVERDRAFT .................................................   $     23,776
CURRENT MATURITIES OF LONG-TERM DEBT AND .......................         11,344
NOTES PAYABLE
ACCOUNTS PAYABLE ...............................................        104,987
ACCRUED PAYROLL, STOCKHOLDER ...................................      1,084,223
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES .................         16,578
                                                                   ------------
     TOTAL CURRENT LIABILITIES .................................      1,240,908

LONG-TERM DEBT AND NOTES PAYABLES, LESS ........................         10,566
CURRENT MATURITIES
LOAN PAYABLE, OFFICER/STOCKHOLDER ..............................      1,859,959
                                                                   ------------

     TOTAL LIABILITIES .........................................      3,111,433


STOCKHOLDERS' DEFICIT

COMMON STOCK, $.001 PAR VALUE; 70,000,000 SHARES AUTHORIZED;
26,726,200 SHARES ISSUED; 26,399,702 SHARES OUTSTANDING ........         26,727
ADDITIONAL PAID-IN CAPITAL .....................................     11,641,395
ACCUMULATED DEFICIT ............................................    (14,305,287)
LESS:  TREASURY STOCK; 326,498 SHARES AT COST ..................       (268,348)
                                                                   ------------

     TOTAL STOCKHOLDERS' DEFICIT ...............................     (2,905,514)
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...............   $    205,920
                                                                   ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                        DIVERSIFAX INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                   February 28 and February 28,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

SALES ..........................................   $    129,949    $    145,320

COSTS AND EXPENSES
     Cost of sales .............................         71,260          85,791
     Depreciation expense ......................          2,298           2,876
     Selling, general and administrative .......        193,192          89,453
                                                   ------------    ------------
                                                        266,750         178,120
                                                   ------------    ------------

                                                        136,801          32,800

OTHER INCOME (EXPENSE):
     Other income ..............................             31          19,125
     Interest income ...........................              -           2,100
     Interest expense ..........................        (10,054)        (10,592)
                                                   ------------    ------------
                                                        (10,023)         10,633

                                                   ------------    ------------
          LOSS BEFORE TAXES ....................       (146,824)        (22,167)

     Benefit for income taxes ..................              -               -
                                                   ------------    ------------

          NET INCOME (LOSS) ....................   $   (146,824)   $    (22,167)
                                                   ============    ============

Weighted average common shares outstanding .....     26,399,702      26,299,702
Loss per share of common stock .................   $      (0.01)   $      (0.00)

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                        DIVERSIFAX INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Three Months Ended
                                                      --------------------------
                                                      February 28,  February 28,
                                                          2006          2005
                                                      ------------  ------------
Operating activities:
Net loss ...........................................   $(146,824)    $ (22,167)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
     Depreciation expense ..........................       2,298         2,876
Changes in operating assets and liabilities
     Accounts receivable ...........................      20,540           180
     Other current assets ..........................     (16,180)            0
     Accounts payable ..............................      78,652             0
     Accrued payroll, stockholder ..................      33,079        33,080
     Accrued expenses and other current liabilities      (59,975)      (31,520)
     Deferred revenue ..............................           0       (18,750)
                                                       ---------     ---------
Net cash (used in)operating activities .............     (88,410)      (36,301)

Investing activities:

     Collections on note receivable ................      (8,777)          260
                                                       ---------     ---------
Net cash (used in) provided by investing activities       (8,777)          260

Financing activities:
     Increase in bank overdraft ....................      23,776             -
     Net repayments under loan payable to
      officer/stockholder ..........................      85,121        (7,112)
     Principal borrowings on long-term debt ........           0        (2,379)
     Repayments on long-term debt ..................      (2,420)            0
     Purchase of treasury stock
     Proceeds from issuance of stock ...............           1             -
                                                       ---------     ---------
          Net cash used in financing activities ....     106,478        (9,491)


Net increase (decrease) in cash and cash equivalents       9,291       (45,532)

Cash and cash equivalents, beginning of period .....      15,741       287,477
                                                       ---------     ---------
          Cash and cash equivalents, end of period .   $  25,032     $ 241,945
                                                       =========     =========

Supplemental disclosures cash flow information:
Interest paid ......................................   $   1,054     $      50
Disposal of fixed assets, cost of $1,082,923, net
 of accumulated depreciation .......................   $       0     $       0

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTE A.  NATURE OF BUSINESS AND INTERIM FINANCIAL STATEMENTS

Nature of business:
-------------------

DiversiFax, Inc. and Subsidiaries (the "Company") has been engaged, since November 1993, in the business of owning, leasing, and operating coin and debit card pay-per-copy photocopy machines, fax machines, microfilm reader-printers and accessory equipment.

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

Interim financial statements:
-----------------------------

The interim consolidated financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-QSB and
Article 10 of Regulation S-B These statements should be read in conjunction with the audited consolidated financial statements and note thereto included in our annual report on Form 10-KSB for the year ended November 30, 2005. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended February 28, 2006 may not be indicative of the results that may be expected for the year ending November 30, 2006.

NOTE B.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities, in the ordinary course of business. Operating losses have been incurred resulting in an accumulated deficit of $14,305,287 at February 28, 2006. The Company has negative working capital in the amount of approximately $1,080,000 at February 28, 2006, including owing approximately $1,084,000 to its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, there is substantial doubt that such future funding will continue.

NOTE C.  SUBSEQUENT EVENT

On April, 28, 2006, a group of investors, including Diversifax, Inc., representing 80% of the issued share capital in Evolve One, Inc. sold their interest in Evolve One, Inc. The Company sold 12,137,784 of its total holding of 12,848,916 shares, retaining 711,132 shares and 6,000,000 warrants, which expire on 6/20/2010. The Company received $ 108,553 for the shares, as well as receiving reimbursement in the amount of $53,339 for expenses incurred and paid by Diversifax.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the carrying values of long-lived assets, including definite-lived intangibles, are periodically reviewed by the Company and impairments are recognized if the expected future operating non-discounted cash flows derived from an asset are less than its carrying value and if the carrying value is more than the fair value of the asset. Impairment was previously assessed to the company's carrying value. The investment is at cost, net of the assessed impairment.

As of July, 2006 the management of the company is currently contemplating sale of part or all of the company's assets, due to cash flow concerns. The actions may consider exchange of stock for debt or other actions considered necessary.

NOTE D.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our Consolidated Financial Statements and the notes thereto presented in "Item 1 - Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-KSB for the year ended November 30, 2005. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under "Factors That May Affect Future Results" and "Outlook" could cause actual results to differ materially from those contained in the forward-looking statements below.

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

In terms of an agreement with Evolve One, Inc., dated December 11, 2005, all the stock and assets of Auctionstore.com and Stogiesonline, both wholly owned subsidiaries of Evolve One Inc., were transferred to Diversifax Inc., in lieu of monies owed to Diversifax Inc., for storage, rent and handling of all physical assets of both of those companies. The agreement includes all inventory, computers, computer programs, customer lists, humidors cigar lighters and cigar paraphernalia, and other assets, belonging to those companies. It is the intent of the Company to liquidate those assets in an attempt to minimize the losses incurred through the Evolve One venture.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities, in the ordinary course of business. Operating losses have been incurred resulting in an accumulated deficit of $14,305,287 at February 28, 2006. The Company has negative working capital in the amount of approximately $1,080,000 at February 28, 2006, including owing approximately $1,084,000 to its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, there is significant doubt that such future funding will continue.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for doubtful accounts, depreciation, taxes, valuation of investments, and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

The long term investment in Evolve One is accounted for using the equity method. Evolve One has experienced substantial operating losses since acquisition. There has been no activity in the company thus far this fiscal year. Accordingly, at February 28, 2006 the company's investment has been written down to its estimated realizable value. Management's estimate is based on the subsequent sale of Diversifax's shares of Evolve One, Inc.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging generally from five to ten years. For income tax purposes, the Company uses accelerated methods for all assets. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO FEBRUARY 28, 2005

Sales: Sales for the first quarter of 2006 decreased $15,371, or 11% to $129,949 from $145,320 for the first quarter of 2005. This decrease represents the continuing decline in demand for the Company's products. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. Over the past few years, the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal, the Company may be out bid by its competitors. Secondly, the Company has continued a critical review of its customer base, and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable.

Cost of Sales: Cost of sales for the first quarter of 2006 decreased $14,531, or 17% to $71,260 from $85,791 for the first quarter of 2005. Cost of sales represented 55% of sales for the first quarter of 2006 compared to 59% of sales for the first quarter of 2005. The decrease is generally due to reduced sales in the current quarter.

Selling, general and administrative expenses: Selling, general and administrative expenses increased to $193,192 or 149% of sales for the first quarter of 2006 from $89,453 or 62% of sales for the first quarter of 2005. This increase is primarily attributable to the accrual of audit fees, as well as other professional fees incurred in the disposition of the Company's interest in Evolve One, Inc.

Other income: Other income for the first quarter of 2005 represented the earned portion of management fees flowing from the contract with Evolve One, Inc. this income stream has ceased.

The above factors resulted in a net loss of $146,824 for the first quarter of 2006 compared to $22,167 for the first quarter of 2005.

The Company's Copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2006, the Company had cash of $25,032 as compared to $15,741 at November 30, 2005. The Company also had an overdraft of $23,776 at February 28, 2006.

The Company's primary need for funds is to finance working capital, capital expenditures and the further development and the acquisition of new businesses and the further growth of acquisitions to broaden and diversify its revenue source making it less seasonal.

Net cash used in operating activities of $88,410 during the first quarter of 2006 resulted from the net loss of $146,824 offset by non-cash items including depreciation of $2,298. In addition, net cash used in operating activities included an increase in accrued expenses and a decrease in deferred revenue.

Net cash used in financing activities amounted to $106,748 during the first quarter of 2006. At February 28, 2006, the amount of the loan payable, officer/stockholder by the Company to Dr. Irwin Horowitz was $1,859,959.

The above resulted in a net decrease in cash of $9,291 for the year first quarter of 2006.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
-------------------------------------------------

(a) Under the supervision and with the participation of our Management, including our principal executive officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, during the most recent quarter, including any corrective actions with regard to significant deficiencies and material weaknesses. Through the use of an external consultant and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS -

The Company is not a party to any material legal proceedings, except as follows:

     (1) Jacksonville Public Library re breach of contract

     (2) Ikon Business Solutions re commission

The Company believes that the outcome of the above actions will not have a material adverse effect on the Company's financial condition. The above legal proceedings are pending in the courts in Jacksonville, FL. The proceedings began in 2001 and the principal parties are Capital Copy, Inc., the City of Jacksonville, and Ikon Office Solutions. The disputes concern commission payable from the city for copy services and contracts and the Company has filed a proposal for settlement amounting to $100,000.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS -

The Common Stock was traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ), Small Cap Market, under the symbol "DFAX," until delisted on 10/30/1998. Subsequently, all trading has been done on the Pink Sheets.

As of February 28, 2006, there were approximately 235 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

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

31.1 Certification of the Chief Executive Officer, dated July 17, 2006 (This certification required as required as Exhibit 31 under 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

32.1 Certification of the Chief Executive Officer, dated July 17, 2006 (This certification required as required as Exhibit 31 under 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIVERSIFAX, INC .and Subsidiaries


Date: July 17, 2006                     /s/ Irwin A. Horowitz
                                        ---------------------
                                        Dr. Irwin A. Horowitz
                                        Chairman of the Board, Chief
                                        Executive Officer and President
                                        (principal executive officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                      Date
---------                               -----                      ----

/s/ Irwin A. Horowitz                   Director                   July 17, 2006
---------------------
Irwin A. Horowitz


/s/ Lonnie L. Sciambi                   Director                   July 17, 2006
---------------------
Lonnie L. Sciambi