Form 10QSB
period 2006-05-31
DIVERSIFAX INC
filed 2006-08-10
CIK 885462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                  _____________

                                   FORM 10-QSB
                                  _____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006


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
   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

              4274 INDEPENDENCE COURT, SARASOTA, FLORIDA 34234-2109

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  _____________

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

There were 26,399,702 shares of the Registrant's $.001 par value common stock outstanding as of August 4, 2006.

Transitional Small Business Format (check one)   Yes [_]  NO [X]

                                 DIVERSIFAX INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED MAY 31, 2006


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Consolidated Balance Sheet for May 31, 2006 (unaudited)          3

              Consolidated  Statements of Operations (unaudited) for the
              three and six months ended May 31, 2006 and 2005                 4

              Consolidated Statements of Cash Flows (unaudited) for the six
              months ended May 31, 2006 and 2005                               5

              Notes to Consolidated Condensed Financial Statements             6

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       10

     Item 3 - Controls and Procedures                                         16

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               17

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     17

     Item 3 - Defaults Upon Senior Securities                                 17

     Item 4 - Submission of Matters To A Vote of Security Holders             17

     Item 5 - Other Information                                               17

     Item 6 - Exhibits                                                        17

     Signitures                                                               18

     Certification                                                         EX 31

     Certification                                                         EX 32

DIVERSIFAX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                      May 31,
                                                                       2006
                                                                   -------------
                                     ASSETS

CURRENT ASSETS
Cash ...........................................................   $     82,670
Note receivable, current .......................................          9,100
                                                                   ------------
     TOTAL CURRENT ASSETS ......................................         91,770

Equipment and vehicles, net ....................................         18,084

Note receivable ................................................         13,650
                                                                   ------------
                                                                   $    123,504
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Current maturities of long-term debt and notes payable .........   $     10,592
Accounts payable ...............................................         10,986
Accrued expenses and other current liabilities .................         26,578
Accrued payroll, stockholder ...................................      1,117,303
Loan payable, officer/stockholder ..............................      1,654,693
                                                                   ------------
     TOTAL CURRENT LIABILITIES .................................      2,957,652
                                                                   ------------

Loan payable, officer/stockholder ..............................        137,500
Long-term debt and notes payables, less current maturities .....          8,229
                                                                   ------------
     TOTAL LIABILITIES .........................................      2,965,881
                                                                   ------------

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 70,000,000 shares authorized;
    26,726,200 shares issued; 26,399,702 shares outstanding ....         26,726
Additional paid-in capital .....................................     11,641,395
Accumulated deficit ............................................    (14,242,150)
                                                                   ------------
                                                                     (2,574,029)
                                                                   ------------
Less:  Treasury stock; 326,498 shares at cost ..................       (268,348)
                                                                   ------------
     TOTAL STOCKHOLDERS' DEFICIT ...............................     (2,842,377)
                                                                   ------------

                                                                   $    123,504
                                                                   ============

The accompanying notes are an integral part of these financial statements and should be reviewed with the annual report.

DIVERSIFAX INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           Three Months Ended             Six Months Ended
                                                 May 31,                       May 31,
                                       ---------------------------   ---------------------------
                                           2006           2005           2006           2005
                                       ------------   ------------   ------------   ------------
SALES
  Coin and leasing revenue ..........  $    164,662   $    166,879   $    294,611   $    312,199
  Service fees ......................             -        181,250              -        181,250
                                       ------------   ------------   ------------   ------------
                                            164,662        348,129        294,611        493,449
                                       ------------   ------------   ------------   ------------


COSTS AND EXPENSES
  Cost of sales .....................        44,394         66,831         87,094        123,072
  Depreciation expense ..............         2,298          2,295          4,595          4,595
  Selling, general and administrative       108,836        146,901        330,588        265,604
                                       ------------   ------------   ------------   ------------
                                            155,528        216,027        422,277        393,571
                                       ------------   ------------   ------------   ------------


NET OPERATING (Loss) INCOME .........         9,134        132,102       (127,666)        99,878
                                       ------------   ------------   ------------   ------------


OTHER (INCOME) EXPENSE
  Other income ......................             -        (52,408)           (31)       (71,533)
  Interest income ...................             -         (3,847)             -         (5,427)
  Interest expense ..................        10,000          9,950         20,054         20,022
  Gain on sale of investment ........       (64,002)             -        (64,002)             -
                                       ------------   ------------   ------------   ------------
                                            (54,002)       (46,305)       (43,979)       (56,938)
                                       ------------   ------------   ------------   ------------


NET INCOME (LOSS) ...................  $     63,136   $    178,407   $    (83,687)  $    156,816
                                       ============   ============   ============   ============


NET EARNINGS PER SHARE
  Basic .............................  $        .00   $        .01   $        .00   $        .01
                                       ============   ============   ============   ============
  Diluted ...........................  $        .00   $        .00   $        .00   $        .00
                                       ============   ============   ============   ============


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
  Basic .............................    26,399,702     26,626,200     26,399,702     26,626,200
                                       ============   ============   ============   ============
  Diluted ...........................    41,904,168     41,718,860     26,399,702     41,458,642
                                       ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements and should be reviewed with the annual report.

DIVERSIFAX INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended
                                                                  May 31,
                                                          ---------------------
                                                             2006        2005
                                                          ---------   ---------

OPERATING ACTIVITIES:
Net (loss) income ......................................  $ (83,687)  $ 156,816
                                                          ---------   ---------
Adjustments to reconcile net income to net cash used
  by operating activities:
    Depreciation .......................................      4,595       4,595
    Gain on sale of equipment ..........................          -     (31,850)
    Amortization of deferred revenue ...................          -    (218,750)
    Gain on sale of investment .........................    (64,002)          -
    Impairment of investment ...........................      7,111           -
    (Increase) decrease in other current assets ........     23,788         (80)
    (Decrease) increase in:
    Accounts payable and accrued expenses ..............    (65,324)    (21,626)
    Accrued payroll, related party .....................     66,159      66,366
                                                          ---------   ---------
Total Adjustments ......................................    (27,673)   (201,345)
                                                          ---------   ---------
Net cash (used) by operating activities ................   (111,360)    (44,529)
                                                          ---------   ---------


INVESTING ACTIVITIES:
Proceeds from sale of investment .......................    161,892           -
Collections on note receivable .........................      4,550         778
                                                          ---------   ---------
Net cash provided by investing activities ..............    166,442         778
                                                          ---------   ---------


FINANCING ACTIVITIES:
Net advances (repayments) of loan payable to
  officer/stockholder ..................................     17,355     (77,279)
Repayments on long-term debt ...........................     (5,508)     (4,455)
                                                          ---------   ---------
Net cash provided (used) by financing activities .......     11,847     (81,734)
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...     66,929    (125,485)

CASH, BEGINNING OF PERIOD ..............................     15,741     287,474
                                                          ---------   ---------


CASH, END OF PERIOD ....................................  $  82,670   $ 161,989
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
  Interest paid ........................................  $      54   $      86
                                                          =========   =========

The Company received $435,000 in stock for services to an affiliated company in the six months ended May 31, 2005.

The Company sold all fully depreciated equipment of a subsidiary to a related party in exchange for a note in the amount of $31,850 in the six months ended May 31, 2005.


The accompanying notes are an integral part of these financial statements and should be reviewed with the annual report.

DIVERSIFAX INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Nature of Business and Interim Financial Statements

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

Interim Financial Statements:

The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim consolidated financial statements as of May 31, 2006 and for the three and six month period then ended are unaudited and have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-B. These statements should be read in conjunction with the audited consolidated financial statements and note thereto included in our annual report on Form 10-KSB for the year ended November 30, 2005. In the opinion of management, the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the six months ended May 31, 2006 may not be indicative of the results that may be expected for the year ending November 30, 2006.

New Significant Accounting Policy:

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities or less then 20% interest with the ability to exercise significant influence over the entity's operating and financial activities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities. Non-marketable investments in which the Company has less than 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost. Both methods require periodic review of the investment for impairment

Earnings per share:

Basic EPS is calculated based upon the weighted average number of shares outstanding during the period, while diluted EPS also gives effect to all potential dilutive common shares outstanding during each period such as common stock options and warrants. Diluted EPS for the three months ended May 31, 2006 and 2005 includes 15,504,466 and 15,092,660 potentially dilutive equivalent shares, respectively. Diluted EPS for the six months ended May 31, 2006 and 2005 includes -0- and 14,832,442 potentially dilutive equivalent shares, respectively. Options to purchase -0- and 95,000 shares of common stock were not included in the computation of diluted EPS for the three months ended May 31, 2006 and 2005, respectively, because the effect of such options would be anti-dilutive. Options to purchase 15,708,097 and 95,000 shares of common stock were not included in the computation of diluted EPS for the six months ended May 31, 2006 and 2005, respectively, because the effect of such options would be anti-dilutive.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment:

The company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the six months ended May 31, 2006, the company impaired its remaining investment in Evolve One (see Note D). The company recorded an impairment charge of $7,111. As of May 31, 2006 this investment is fully impaired.

Reclassifications:

Certain minor reclassifications have been made in the consolidated financial statements in order to reflect proper classifications.

Impact of Recently Issued Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The provisions of SFAS No. 123R are effective as of the first interim reporting period beginning after December 15, 2005. The Company has currently adopted SFAS No. 123R with no material impact on its financial position or results of operations since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard 154, "Accounting Changes and Error Corrections." The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In June 2005, the EITF reached a consensus on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements," which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on the Company's financial statements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations

Note B - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of approximately $14,242,000 at May 31, 2006. The Company has negative working capital in the amount of approximately $2,866,000 at May 31, 2006, including owing approximately $2,909,000 to its Chief Executive Officer. Loans payable to the officer / stockholder are in the form of demand notes. Currently, the officer / stockholder has waived the demand payments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken in operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given.


Note C -  Stock Compensation

The Company grants warrants and options to purchase shares of its common stock to various employees and other individuals based on the discretion of the Company's Board of Directors.

Options are generally granted at the fair market value of the stock on the date of grant, and generally have immediate vesting. During the six months ended May 31, 2006, there were no options granted or exercised.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment." Prior to the adoption of SFAS 123(R) we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the six months ended May 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), there was no impact to our income from operations, and basic and diluted earnings per share for the three and six months ended May 31, 2006.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using weighted average assumptions as noted in the following table. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company's history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company's historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is based on the Company's historical dividend yield.

                                             2006               2005
                                             ----               ----
         Expected volatility                319.00%           421.00%
         Risk-free interest rate              4.17%             4.17%
         Expected life of options         5 - 7 years       5 - 7 years
         Grant date fair value                $ -               $ -

At May 31, 2006, there was no unrecognized compensation cost related to share-based payments.

The following table represents stock option activity for the six months ended May 31, 2006:

                                                                    Weighted       Weighted Average
                                                 Number of          Average          Remaining
                                                  shares         Exercise Price    Contractual Life
                                                ------------     --------------    ----------------
Options Outstanding  - December 1, 2005 ....     15,708,097       $     .0001

Granted ....................................              -                 -
Exercised ..................................              -                 -
Forfeited ..................................              -                 -
                                                          -                 -

Options Outstanding - May 31, 2006 .........     15,708,097       $      .0001       3.83 years
                                                 ===========      ============       ==========
Outstanding Exercisable - May 31, 2006 .....     15,708,097       $      .0001       3.83 years
                                                 ===========      ============       ==========

At May 31, 2006, the aggregate intrinsic value of options outstanding was $155,510 and the total fair value of options vested during the six months ended May 31, 2006 was $157,077. As of May 31, 2006, all common stock options were fully vested.

Note D - Investments

The Company had an investment in an affiliated corporation, Evolve One, Inc ("Evolve One"), where the President and CEO of Diversifax was also the President and CEO of the Evolve One. Accordingly, the Company was considered to have significant influence over the affiliated corporation and, therefore, the investment was accounted for using the equity method under APB 18, "The Equity Method of Accounting for Investments in Common Stock (as amended)."

On April 28, 2006, a group of investors, including Diversifax, Inc., representing 80% of the issued shares of Evolve One sold their interest in Evolve One. The Company sold 12,137,784 of its total holding of the 12,848,916 shares, retaining 711,132 shares and 6,000,000 warrants, which expire on June 20, 2010. The Company received $108,553 for the shares, as well as receiving reimbursement of $53,339 for expenses incurred and paid by Diversifax. The company recorded a gain of $64,002 for the sale an impairment charge of $7,111 for the shares and warrants of Evolve One that were retained. The gain and impairment charges are included in the consolidated statement of operations. As of May 31, 2006 the investment in Evolve One is fully impaired.

After April 28, 2006, the Company could no longer exert a significant influence over Evolve One's operating and financial activities; therefore the Company began accounting for this investment using the cost method. Subsequent to the date of transaction, Evolve One does not have any operations and has experienced a decline in the fair market value of their stock indicating that a decrease in value of the investment has occurred and is other than temporary. Accordingly, the Company has recorded an impairment loss for the remaining investment balance, approximately $7,000 in the accompanying Statement of Operations.

Note E - Subsequent Event

The Board of Directors has authorized the CEO to consummate a strategic transaction such a merger or other business combination, purchase of assets as well as the sale of substantially all the Company's assets. At this time, we have no binding agreement to enter into a Merger with any specific business or company. We do not intend to provide our stockholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction, so stockholders will be dependent upon the judgment of Dr. Horowitz and our Board of Directors regarding the fairness of any transaction. There can be no assurance that a transaction will occur.

As of July, 2006, management of the Company is currently contemplating sale of part of all of the Company's assets, due to cash flow concerns. The actions may consider exchange of stock for debt or other actions necessary.

On July 20, 2006, the Diversifax issued a total of 25,000,000 shares of its common stock to Dr. Irwin Horowitz, the Diversifax 's chief executive officer, who is an accredited investor. Dr. Horowitz purchased the shares at $0.055 per share, for an aggregate purchase price of $137,500. He paid the consideration by reducing the Registrant's preexisting liability to him. Prior to the transaction, Dr. Horowitz owned approximately 64.5% of our outstanding common stock. After the transaction, Dr. Horowitz owned approximately 81.8% of our outstanding common stock. The transaction was exempt from registration under
Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder and was not underwritten


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

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of approximately $14,242,000 at May 31, 2006. The Company has negative working capital in the amount of approximately $2,866,000 at May 31, 2006, including owing approximately $2,909,000 to its Chief Executive Officer. Loans payable to the officer / stockholder are in the form of demand notes. Currently, the officer / stockholder has waived the demand payments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken in operations provide the opportunity for the Company to continue as a going concern; however, no assurance can be given.

Management's plans

We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have limited capital with which to pay these anticipated expenses, these expenses will be paid by Dr. Horowitz with his personal funds as an interest-free loan. However, the only opportunities to have these loans repaid will be from a prospective merger, acquision candidate or liquidation of assets. Repayment of any loans made on the Company's behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

While we maintain as low an overhead as possible, we also have minimal capital that may not be sufficient to satisfy our cash requirements during the next 12 months. Our auditors have included an explanatory paragraph in their report for the year ended November 30, 2005, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-QSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, we have no binding agreement to enter into a Merger with any specific business or company. Discussion of management's plan of operation under this caption and throughout this filing is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. We may seek a Merger with an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. Indeed, our most common merger candidates are often companies that lack the ability to conduct an IPO, or whose business industry is not well received by the investment banking community. In some instances, a Merger may involve entering into a transaction with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries. It is impossible to predict at this time the status of any business in which we may become engaged.

Selecting a Merger Target will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of being a publicly-traded corporation. Many potential Merger Targets are in industries that have essentially not presented well in the conventional IPO market, regardless of their financial success, and suffer from low initial valuations. The perceived benefits of being a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

We believe we can offer owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, we have not conducted any specific market research and we are not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

Our Chief Executive Officer, Dr. Horowitz, who may not be considered a professional business analyst, will have complete discretion and flexibility in identifying and selecting a prospective Merger Target with the assistance of our legal counsel and/or other consultants, as he may deem necessary. In connection with its evaluation of a prospective Merger Target, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management, as well as a review of financial, legal and other information which will be made available to us. There can be no assurance that we will find a suitable Merger Target

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporate entity. We may also seek to acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of our company; In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders or may sell their stock. Any terms of the sale of the shares presently held by the officers and/or directors will be also afforded to all other stockholders on similar term and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

We anticipate that any securities issued in such any such reorganization would be issued in reliance upon exemption from registration under the applicable federal and state securities laws. In some circumstances, however, as negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into the trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)
(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less then 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such holders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements, Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

We do not intend to make any loans to any prospective acquisition or merger candidates or to unaffiliated third parties or to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a Merger, if ever. We do not intend to provide our stockholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction, so stockholders will be dependent upon the judgment of Dr. Horowitz and our Board of Directors regarding the fairness of any transaction.

There can be no assurance that we will find a suitable Merger Target. If no such Merger Target is found, no return on an investment in our securities will be realized, and there will not, most likely, be a market for the Company's stock.

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

The majority of cash is maintained with major financial institutions in the United States. Deposits with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Revenue from the Company's self-service coin and card reader operated photocopy machines is principally recognized at the time payment is received. Revenue from the Company's scanner units is recognized when the product is shipped.

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities or less then 20% interest with the ability to significant influence the entity's operating and financial activities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities. Non-marketable investments in which the Company has less than 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost. Both methods require periodic reviewed the investment for impairment. The Company's investments have been considered impaired and written off.

Basic earnings per share has been computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Common equivalent shares for outstanding options and warrants were not included in the weighted average shares outstanding where the effect would be anti-dilutive.

Results of Operations for Three Months Ended May 31, 2006 Compared to May 31,
2005

Sales: Sales for the second quarter of 2006 decreased $183,467 or 53% to $164,662 from $348,129 for the second quarter of 2005. This decrease relates primarily to the recognition of deferred service fee income in connection with the six-month contract with Evolve One, Inc. this income stream has ceased.

Cost of Sales: Cost of sales for the second quarter of 2006 decreased $35,002 or 36% to $62,485 from $97,487 for the second quarter of 2005. Cost of sales represented 38% of sales for the second quarter of 2006 compared to 28% of sales for the second quarter of 2005. The decrease is a result of reduced sales in the current quarter

Selling, general and administrative expenses: Selling, general and administrative expenses decreased $25,500 or 22% from $116,245 to $90,745 as a result of declining sales and management's cutting expenses . The selling, general and administrative expenses as a percent of sales increase to 55% in 2006 from 33% in 2005 as a result of declining sales.

Other income: Other income for the second quarter of 2006 represented the income earned on the sale of the EVOLVE ONE investment. Other income for the second quarter of 2005 represented the earned portion of management fees flowing from the contract with Evolve One, Inc. which has ceased.

The above factors resulted in net income of $63,136 for the second quarter of 2006 compared to net income of $178,407 for the second quarter of 2005.

The Company's copier activities are subject to seasonal fluctuations. Revenues from copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns.

Results of Operations for Six Months Ended May 31, 2006 Compared to May 31, 2005

Sales: Sales for the first half of 2006 decreased $198,838, or 40% to $294,611 from $493,449 for the first half of 2005. This decrease represents the continuing decline in demand for the Company's products. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. Over the past few years, the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal, the Company may be out bid by its competitors. Secondly, the Company has continued a critical review of its customer base, and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable.

Cost of Sales: Cost of sales for the first half of 2006 decreased $49,533, or 27% to $133,745 from $183,278 for the first half of 2005. Cost of sales represented 45% of sales for the first half of 2006 compared to 37% of sales for the first half of 2005. The decrease is generally due to reduced sales in the current quarter.

Selling, general and administrative expenses: Selling, general and administrative expenses increased to $283,937 or 96% of sales for the first half of 2006 from $205,698 or 42% of sales for the first half of 2005. This increase is primarily attributable to the accrual of professional fees, as well as expenses incurred in the disposition of the Company's interest in Evolve One, Inc.

The above factors resulted in a net loss of $83,687 for the first half of 2006 as compared to net income of $156,816 for the first half of 2005.

The Company's Copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns.

Liquidity and Capital Resources

At May 31, 2006, the Company had cash of $82,670 as compared to $15,741 at November 30, 2005.

The Company's primary need for funds is to finance working capital, capital expenditures and the further development and the acquisition of new businesses and the further growth of acquisitions to broaden and diversify its revenue source making it less seasonal.

Net cash used in operating activities of $111,360 during the first half of 2006 resulted primarily from the net loss of $83,687 and non-cash item of gain on sale of investment. In addition, net cash used in operating activities included an increase in other current assets and in accrued expenses.

Net cash from in financing activities amounted to $11,847 during the first half of 2006. At May 31, 2006, the amount of the loan payable, officer/stockholder by the Company to Dr. Irwin Horowitz was $1,792,193.

The above resulted in a net increase in cash of $66,929 for the year first half of 2006.

Management continues to believe the expected cash flow from operations, and the willingness and ability of the Company's Chief Executive officer to fund any operating deficit will allow the Company to continue operations over the next 12 months. However, no assurance can be given that these factors will materialize.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

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

As of May 31, 2006, there were approximately 235 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

The Company has never paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefore. The Company intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

No Annual Meeting of Stockholders was held during the preceding year.

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS

Exhibits are filed as part of, or incorporated by reference, into this report.

31.1 Certification of the Chief Executive Officer, dated August 4, 2006 (This certification required as required as Exhibit 31 under 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

32.1 Certification of the Chief Executive Officer, dated August 4, 2006 (This certification required as required as Exhibit 31 under 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIVERSIFAX, INC.


                                       /s/ Irwin A. Horowitz
                                       -------------------------------
Date:  August 10, 2006                 Dr. Irwin A. Horowitz
                                       Chairman of the Board, Chief
                                       Executive Officer and President
                                       (principal executive officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                    Date

/s/ Irwin A. Horowitz                                        August 10, 2006
--------------------------------------------
Irwin A. Horowitz                  Director

/s/ Lonnie L. Sciambi                                        August 10, 2006
-------------------------------------------
Lonnie L. Sciambi                  Director