Form 10QSB/A
period 2006-02-28
DIVERSIFAX INC
filed 2006-09-21
CIK 885462

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

PART I - FINANCIAL INFORMATION

     Item 1 -

             Financial Statements

             Consolidated Balance Sheet for February 28, 2006 (unaudited)      1

             Consolidated Statements of Operations (unaudited) for the three
             months ended dFebruary 28, 2006 and February 28, 2005             2
             Consolidated Statements of Cash Flows (unaudited) for the  three
             months ended February 28, 2006 and February 28, 2005              3
             Notes to Consolidated Condensed Financial Statements              4

     Item 2 -

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 6

     Item 3 -

         Controls and Procedures                                               9

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               10

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     10

     Item 3 - Defaults Upon Senior Securities                                 10

     Item 4 - Submission of Matters To A Vote of Security Holders             10

     Item 5 - Other Information                                               10

     Item 6 - Exhibits                                                        10

                        DIVERSIFAX INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                   February 28,
                                                                       2006
                                                                   ------------
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                          $     25,032
INVESTMENT, EVOLVE ONE, INC                                             105,000
OTHER RECEIVABLES, RELATED PARTY                                         11,402
OTHER CURRENT ASSETS                                                     19,429
                                                                   ------------
                                                   TOTAL CURRENT ASSETS 160,863

PROPERTY AND EQUIPMENT, NET                                              20,382

NOTE RECEIVABLE                                                          24,675
                                                                   ------------

     TOTAL ASSETS                                                  $    205,920
                                                                   ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
CURRENT LIABILITIES
BANK OVERDRAFT                                                     $     23,776
CURRENT MATURITIES OF LONG-TERM DEBT AND                                 11,344
NOTES PAYABLE
ACCOUNTS PAYABLE                                                        104,987
ACCRUED PAYROLL, STOCKHOLDER                                          1,084,223
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                           16,578
LOAN PAYABLE, OFFICER/STOCKHOLDER                                     1,859,959

                                                                   ------------
     TOTAL CURRENT LIABILITIES                                        3,100,867

LONG-TERM DEBT AND NOTES PAYABLES, LESS                                  10,566
CURRENT MATURITIES
                                                                   ------------

     TOTAL LIABILITIES                                                3,111,433


STOCKHOLDERS' DEFICIT

COMMON STOCK, $.001 PAR VALUE; 70,000,000 SHARES AUTHORIZED;
26,726,200 SHARES ISSUED; 26,399,702 SHARES OUTSTANDING                  26,727
ADDITIONAL PAID-IN CAPITAL                                           11,641,395
ACCUMULATED DEFICIT                                                (14,305,287)
LESS:  TREASURY STOCK; 326,498 SHARES AT COST                         (268,348)
                                                                   ------------

     TOTAL STOCKHOLDERS' DEFICIT                                    (2,905,514)
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $                      205,920
                                                                   ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                        DIVERSIFAX INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                   February 28 and February 28,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

SALES                                              $    129,949    $    145,320

COSTS AND EXPENSES
     Cost of sales                                       71,260          85,791
     Depreciation expense                                 2,298           2,876
     Selling, general and administrative                193,192          89,453
                                                   ------------    ------------
                                                        266,750         178,120
                                                   ------------    ------------

                                                        136,801          32,800

OTHER INCOME (EXPENSE):
     Other income                                            31          19,125
     Interest income                                          -           2,100
     Interest expense                                  (10,054)        (10,592)
                                                   ------------    ------------
                                                        (10,023)         10,633

                                                   ------------    ------------
          LOSS BEFORE TAXES                           (146,824)        (22,167)

     Benefit for income taxes                                 -               -
                                                   ------------    ------------

          NET INCOME (LOSS)                       $   (146,824)   $    (22,167)
                                                   ============    ============

Weighted average common shares outstanding           26,399,702      26,299,702
Loss per share of common stock                    $      (0.01)   $      (0.00)

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                        DIVERSIFAX INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Three Months Ended
                                                      --------------------------
                                                      February 28,  February 28,
                                                          2006          2005
                                                      ------------  ------------
Operating activities:
Net loss                                                $(146,824)    $ (22,167)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
     Depreciation expense                                    2,298         2,876
Changes in operating assets and liabilities
     Accounts receivable                                    20,540           180
     Other current assets                                  (16,180)            0
     Accounts payable                                       78,652             0
     Accrued payroll, stockholder                           33,079        33,080
     Accrued expenses and other current liabilities       (59,975)      (31,520)
     Deferred revenue                                           0       (18,750)
                                                         ---------     ---------
Net cash (used in)operating activities                    (88,410)      (36,301)

Investing activities:

     Collections on note receivable                         (8,777)          260
                                                         ---------     ---------
Net cash (used in) provided by investing activities         (8,777)          260

Financing activities:
     Increase in bank overdraft                             23,776             -
     Net repayments under loan payable to
      officer/stockholder                                  85,121        (7,112)
     Principal borrowings on long-term debt                     0        (2,379)
     Repayments on long-term debt                           (2,420)            0
     Purchase of treasury stock
     Proceeds from issuance of stock                             1             -
                                                         ---------     ---------
          Net cash used in financing activities           106,478        (9,491)


Net increase (decrease) in cash and cash equivalents        9,291       (45,532)

Cash and cash equivalents, beginning of period              15,741       287,477
                                                         ---------     ---------
          Cash and cash equivalents, end of period .     $  25,032     $ 241,945
                                                         =========     =========

Supplemental disclosures cash flow information:
Interest paid                                               $   54     $      50
Disposal of fixed assets, cost of $1,082,923, net
 of accumulated depreciation                             $       0     $       0

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

The Company was incorporated under the laws of the State of placeStateDelaware on February 28, 1989. The Company's principal executive offices and operations center are located at 4274 Independence Court, Sarasota, Florida 34234-2109, telephone number (941) 351-2720.

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

NOTE B.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities, in the ordinary course of business. Operating losses have been incurred resulting in an accumulated deficit of $14,305,287 at February 28, 2006. The Company has negative working capital in the amount of approximately $2,940,000 at February 28, 2006, including owing approximately $2,944,000 to its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, there is substantial doubt that such future funding will continue.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our Consolidated Financial Statements and the notes thereto presented in "Item 1 - Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-KSB for the year endedNovember 30, 2005. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under "Factors That May Affect Future Results" and "Outlook" could cause actual results to differ materially from those contained in the forward-looking statements below.

OVERVIEW

Effective November 1, 1993, DiversiFax, Inc. (the"Company") acquired all of the outstanding common stock of IMSG Systems, Inc. ("IMSG") and its affiliated companies, National Copy Corp. ("National"), Capital Copy Corp. ("Capital") and Advanced Business Systems, Inc. ("Advanced") (IMSG, National, Capital and Advanced collectively "IMSG and Affiliates") in exchange for the issuance of 662,000 shares of Series A, convertible preferred stock. The preferred stock was automatically converted into an aggregate of 6,620,000 shares of common stock of the Company in November, 1995.

IMSG and Affiliates owns, supplies and maintains self-service coin and card reader operated photocopy machines in colleges, universities, libraries, courthouses, government agencies, pharmacies and other retail establishments throughout the eastern country-regionplaceUnited States.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities, in the ordinary course of business. Operating losses have been incurred resulting in an accumulated deficit of $14,305,287 at February 28, 2006. The Company has negative working capital in the amount of approximately $2,940,000 at February 28, 2006, including owing approximately $2,944,000 to its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Currently, the Company's Chief Executive Officer funds any operating deficits and management believes that actions presently being taken to restructure operations provide the opportunity for the Company to continue as a going concern; however, there is significant doubt that such future funding will continue.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the country-regionplaceUnited States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for doubtful accounts, depreciation, taxes, valuation of investments, and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The majority of cash is maintained with a major financial institution in the placecountry-regionUnited States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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