Form 10QSB
period 2006-08-31
DIVERSIFAX INC
filed 2006-10-13
CIK 885462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON D.C. 20549
                                  _____________

                                   FORM 10-QSB
                                  _____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006


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

              SHENNAN ZHONG ROAD, P O BOX 031-114,SHENZEN, CHINA 51800

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  _____________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X] [ ] NO

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     YES (X) NO ( )

There were 517,262 shares of the Registrant's $.001 par value common stock outstanding as of October 11, 2006. On September 19, 2006, the Board of Directors authorized an 100-for-1 REVERSE STOCK SPLIT of the company's $.001 par value common STOCK. As a result of the SPLIT, no additional shares were issued, and additional paid-in capital was reduced by $0. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2006 and 2005 have been restated to reflect the STOCK SPLIT.

Transitional Small Business Format (check one)   Yes [_]  NO [X]

                                 DIVERSIFAX INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED AUGUST 31, 2006


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

             Consolidated Balance Sheet for August 31,2006 (unaudited)         3

             Consolidated  Statements of Operations (unaudited) for the
              three and nine months ended August 31, 2006 and 2005             4

              Consolidated Statements of Cash Flows (unaudited) for the nine
              months ended August 31, 2006 and 2005                            5

              Notes to Consolidated Condensed Financial Statements             6

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       10

     Item 3 - Controls and Procedures                                         16

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               17

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     17

     Item 3 - Defaults Upon Senior Securities                                 17

     Item 4 - Submission of Matters To A Vote of Security Holders             17

     Item 5 - Other Information                                               17

     Item 6 - Exhibits                                                        17

     Signatures                                                               18

     Certification                                                         EX 31

     Certification                                                         EX 32

 DIVERSIFAX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                                      AUGUST 31,
                                                                       2006
                                                                   -------------
                                     ASSETS
CURRENT ASSETS
Cash                                                                $     0
Note receivable, current                                                  0
                                                                   ------------
     TOTAL CURRENT ASSETS                                                 0

Equipment and vehicles, net                                               0

Note receivable                                                           0
                                                                   ------------
                                                                     $    0
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Current maturities of long-term debt and notes payable             $     0
Accounts payable 0
Accrued expenses and other current liabilities                           0
Accrued payroll, stockholder                                             0
Loan payable, officer/stockholder                                        0
                                                                   ------------
     TOTAL CURRENT LIABILITIES                                           0
                                                                   ------------

Loan payable, officer/stockholder                                        0
Long-term debt and notes payables, less current maturities               0
                                                                   ------------
     TOTAL LIABILITIES                                                   0
                                                                   ------------

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized;
    0 shares issued; 0 shares outstanding                               0
Common stock, $.001 par value, 70,000,000 shares authorized;
    517,262 shares issued; 513,997 shares outstanding                       517
Additional paid-in capital                                           14,617,735
Accumulated deficit                                                (14,349,904)
                                                                   ------------
                                                                        268,348
                                                                   ------------
Less:  Treasury stock; 3,265 shares at cost                           (268,348)
                                                                   ------------
     TOTAL STOCKHOLDERS' DEFICIT                                        0
                                                                   ------------

                                                                   $    0
                                                                   ============

The accompanying notes are an integral part of these financial statements and should be reviewed with the annual report.

DIVERSIFAX INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                           Three Months Ended             Nine Months Ended
                                August 31,                       August 31,
                    -------------------------          ----------------------
                            2006      2005               2006          2005
                        ------------------            ---------     ---------

OTHER (INCOME) EXPENSE
     Other income     $          $  (19,144)     $       (31)       $(90,676)
     (Gain) on sale of investments                   (64,002)               0
     Interest income                                                  (5,428)
     Interest expense  10,000        10,130            30,054          30,152
                       -------      -------         ---------       ---------
                       10,000       (9,014)          (33,979)        (65,952)
                       -------      ------          ---------       ---------


NET INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS, NET OF TAX   (See Note B)
                 $     (97,754)   $ 130,267    $    (225,420)     $   230,145
                     -----------   ---------        ---------      ----------


NET INCOME (LOSS)    $(107,754)   $  139,281   $   (191,441)      $   296,097
                      =========     =======       ==========          =======



NET EARNING (LOSS) PER SHARE FROM:

OTHER (INCOME) EXPENSE
-Basic              $  (.02)      $  .03        $      .07         $     .25
                      --------     -----      -------------     ------------

DISCONTINUED OPERATIONS
- Basic             $  (.19)      $ 0.49       $     (.44)         $     .86
  --               ---------     -------        -----------         --------
NET INCOME (LOSS)
 - Basic           $  (.21)       $ 0.52       $     (.37)         $    1.11
                     ------     -----------    -----------         $ -------

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING
     Basic          513,997        266,262          513,997          266,262
                    =======        =======          =======          =======






The accompanying notes are an integral part of these financial statements and should be reviewed with the annual report.

DIVERSIFAX INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Nine Months Ended
                                                                  August 31,
                                                          ---------------------
                                                             2006        2005
                                                          ---------   ---------

OPERATING ACTIVITIES:
Net (loss) income                                        $ (191,441)  $ 230,145

Adjustments to reconcile net income to net cash
  provided (used)by operating activities:
    Depreciation on discontinued assets                       6,893       6,889
    Gain on sale of equipment                                          (31,850)
    Amortization of deferred revenue                             -    (455,000)
    Loss on note receivable                                              39,160
    Cash (used) provided from operating
       activities - discontinued operations                 156,960    (64,734)
                                                          ---------   ---------
Total Adjustments                                           163,853   (376,067)
                                                          ---------   ---------
Net cash provided(used) by operating activities             (27,588)  (145,922)
                                                          ---------   ---------

FINANCING ACTIVITIES:
Net repayments of loan payable to
  officer/stockholder                                        17,355    (86,077)
Repayments on long-term debt                                 (5,508)    (7,640)
                                                          ---------   ---------
Net cash provided (used) by financing activities             11,847    (93,717)
                                                          ---------   ---------

NET (DECREASE) IN CASH                                     (15,741)   (239,639)

CASH, BEGINNING OF PERIOD                                    15,741     287,474
                                                          ---------   ---------


CASH, END OF PERIOD                                       $       0    $ 47,838
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
  Interest paid                                           $      54    $    152
                                                          =========    ========

The Company received $435,000 in stock for services to an affiliated company in the nine months ended datelstransMonth8Day31Year2005August 31, 2005.

The Company sold all fully depreciated equipment of a subsidiary to a related party in exchange for a note in the amount of $31,850 in the nine months ended August 31, 2005.

On July 20, 2006 the Company issued 25,000,000(pre reverse split)shares of common stock, at $.017 per share, in exchange for $425,000 of pre-existing debt owed to an officer/stockholder.

The Company sold all of its assets in exchange for the assumption and forgiveness of all its debt as of August 10, 2006 per the terms of the Asset Transfer and Debt Resolution Agreement.



The accompanying notes are an integral part of these financial statements and should be reviewed with the annual report.
















                                 5


DIVERSIFAX INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Nature of Business and Interim Financial Statements

Nature of Business:

DiversiFax, Inc. (the "Company") has been engaged, since November 1993 through August 10, 2006 (date of asset sale) (see Note B), in the business of owning, leasing, and operating coin and debit card pay-per-copy photocopy machines, fax machines, microfilm reader-printers, and accessory equipment.

Due to the increased use of internet services, demand for the services provided by the Company has declined sharply. The board of directors therefore decided on August 18,2006 to discontinue operations, and has eliminated all of the debt of the Company. This was achieved by exchanging the operations of the Company, as well as all of its assets and liabilities for forgiveness of the debt owed to Dr. I A Horowitz pursuant to the terms of the Asset Transfer and Debt Resolution Agreement. (see Note B)

Dr. Horowitz also has sold 36,208,340 (pre reverse split) of his shares in the Company to Ms. Juxiang Yu.

The Company was incorporated under the laws of the State of Delaware on February 28, 1989. The Company's principal executive offices and operations center are located at Shennan Zhong Road, P O Box 031-114, Shenzen, China 518000, telephone number (212) 561-3604.

Interim Financial Statements:

See Note B.

The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim consolidated financial statements as of August 31, 2006 and for the three and nine month period then ended are unaudited and have been prepared in accordance with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. These statements should be read in conjunction with the audited consolidated financial statements and note thereto included in our annual report on Form 10-KSB for the year ended November 30, 2005. In the opinion of management, the interim statements include all adjustments necessary to summarize fairly our financial position, results of operations, and cash flows.
The results of operations and cash flows for the nine months ended
August 31, 2006 may not be indicative of the results that may be expected for the year ending November 30, 2006.

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

Basic EPS is calculated based upon the weighted average number of shares outstanding during the period, while diluted EPS also gives effect to all potential dilutive common shares outstanding during each period such as common stock options and warrants. As all options and warrants were rescinded pursuant to the Purchase Agreement referred to in Note A, other than 950 (post-split) options that are anti-dilutive, there is no dilution.

On September 19, 2006, the Board of Directors authorized an 100-for-1 REVERSE STOCK SPLIT of the company's $.001 par value common STOCK. As a result of the SPLIT, no additional shares were issued. Common stock value was reduced by approximately $51,400 to reflect the reduced number of shares, off set by an equal corresponding increase in additional paid-in capital. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2006 and 2005 have been restated to reflect the STOCK SPLIT.



Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Reclassifications:

Certain minor reclassifications have been made in the consolidated financial statements in order to reflect proper classifications.

Impact of Recently Issued Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment. This
Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The provisions of SFAS No. 123R are effective as of the first interim reporting period beginning after December 15, 2005. The Company has currently adopted SFAS No. 123R with no material impact on its financial position or results of operations since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard 154, "Accounting Changes and Error Corrections." The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

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


In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations





Note B - Discontinued Operations

Through the acceptance of the Asset Transfer and Debt Resolution Agreement, dated August 10, 2006, the board of directors effectively discontinued
 operations and eliminated all of the debt of the Company. This was achieved by the exchanging the operations of the Company, as well as all of its assets and liabilities for forgiveness of the debt owed to Dr. I A Horowitz in terms of the Asset Transfer and Debt Resolution Agreement.

Since all of the revenue producing assets were sold, discontinuing operations, the Financial operations have been restated for comparative purposes. The comparative operations were as follows:


     DIVERSIFAX INC. & SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS (UNAUDITED)


                             Three Months Ended                Nine Months Ended
                               August 31,                         August 31,
                        -------------------------      -------------------------
                                 2006        2005        2006               2005
                              ---------   ---------   ---------        ---------
SALES
Coin and leasing revenue  $     64,563  $  115,355     $ 359,174     $   427,554
          Service fees                     218,676                       399,926
                               --------    -------    ----------         -------
                                64,563     334,031       359,174         827,480
                                ------    -------     ----------         -------

COSTS AND EXPENSES
Cost of sales                   66,054      79,942       153,148         263,220
Depreciation expense             2,298       2,294         6,893           6,889
Selling, general and admin      93,965     121,528       424,553         327,226
                               -------     -------     ---------        --------
                               162,317     203,764       584,594         597,335
                               -------     -------       ------          -------



LOSS FROM DISCONTINUED OPERATIONS
                              (97,754)     130,267     (225,420)         230,145
                             ---------     -------    ----------        --------




Note C - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the company will be continuing as a going concern. The company has incurred net operating losses resulting in an accumulated deficit of approximately $14,350,000 through August 31, 2006. The Company has decided to discontinue operations, and on August 10,2006, agreed to consummate the sale of substantially all of its assets in Exchange for relief of a portion of its debt pursuant to the terms of an Asset Transfer and Debt Resolution Agreement. The
remaining debt of the Company, which was payable to the then majority shareholder, was forgiven and accounted for as additional contribution to capital. In view of these matters there is considerable doubt as to the company's ability to continue as a going concern.

In addition, on August 25,2006 the Company entered into a Stock Purchase Agreement, which has effected a share transfer and change in management.

Note D -  Stock Compensation

The Company has in the past granted warrants and options to purchase shares of its common stock to various employees and other individuals based on the discretion of the
Company's Board of Directors.

Options were generally granted at the fair market value of the stock on the date of grant, and generally have immediate vesting. During the nine months ended August
31, 2006, there were no options granted or exercised. All outstanding options to purchase shares were rescinded pursuant to the Stock Purchase Agreement dated August 25, 2006, except for 950 (post-split) options.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the nine months ended August 31,2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), there was no impact to our income from operations, and basic and diluted earnings per share for the three and nine months ended August 31, 2006.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using weighted average assumptions as noted in the following table. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company's history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company's historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S.Treasury yield curve in effect at the time of grant and the dividend yield is based on the Company's historical dividend yield.
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

At August 31, 2006, there was no unrecognized compensation cost related to share-based payments.

The following table represents stock option activity (post reverse stock split) for the nine months ended August 31, 2006:




                                                                    Weighted
Weighted Average
                                                 Number of          Average
Remaining
                                                  shares         Exercise Price
Contractual Life
                                                ------------     --------------


Options Outstanding  December 1, 2005               157,080          $     .01

Granted -                                                                    -
Exercised -                                                                  -
Forfeited -                                                                  -
Rescinded (*)                                     (156,130)                .01

                                                 ===========      ============
Outstanding Exercisable - August 31, 2006            950            $ .05
  3.83 years
                                                 ===========      ============

(*) These options have been rescinded in terms of the Stock Purchase Agreement , dated August 25,2006.

The outstanding stock options were excluded from weighted average common shares outstanding, for the purpose of calculating earnings per share, since they are anti-dilutive.


Note E - Investments

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


On April 28, 2006, a group of investors, including Diversifax, Inc., representing 80% of the issued shares of Evolve One sold their interest in Evolve One. The Company sold 12,137,784 of its total holding of the 12,848,916 shares, retaining 711,132 shares and 6,000,000 warrants, which expire on June 20, 2010. The Company received $108,553 for the shares, as well as receiving reimbursement of $53,339 for expenses incurred and paid by Diversifax. The company recorded a gain of $64,002 for the sale and an impairment charge of $7,111 for the shares and warrants of Evolve One that were retained. The gain and impairment charges are included in the consolidated statement of operations, as other income. As of August 10, 2006 the investment in Evolve One was part of the assets exchanged in terms of the Asset Transfer and Debt Resolution Agreement.




Note F - Issue of Stock

On July 20, 2006, the Diversifax issued a total of 25,000,000 shares (pre reverse split) of its common stock to Dr. Irwin Horowitz, the Diversifax 's chief executive officer, who is an accredited investor. Dr. Horowitz purchased the shares at $0.017 per share, for an aggregate purchase price of $425,000. He paid the consideration by reducing the Registrant's preexisting liability to him. Prior to the transaction, Dr. Horowitz owned approximately 64% of our outstanding common stock. After the transaction, Dr. Horowitz owned approximately 81% of our outstanding common stock. The transaction was exempt from registration under
Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder and was not underwritten



Note G - Reverse Stock Split

On September 19, 2006, notice was given to inform the holders of record, as of September 21, 2006, of shares of common stock, par value $0.001 per share of Diversifax, Inc. that our board of directors recommended and the holder of a majority of our outstanding Common Stock voted in favor of resolutions in connection with the following actions:

     A. Amending the Company's Articles of Incorporation, as amended, (i) to effect a reverse stock split of our shares of Common Stock outstanding as of October 11, 2006 on the basis of one (1) post-split share of Common
 Stock for every one hundred (100) pre-split shares of Common Stock and (ii) maintain the total number of authorized shares of Common Stock at 70,000,000.

All necessary corporate approvals in connection with the matters referred to herein have been obtained. The accompanying Information Statement is furnished to all stockholders of the Company pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, and the rules thereunder solely for the purpose of informing shareholders of these corporate actions.

The Board of Directors approved the adoption of the Reverse Stock Split dated September 11, 2006, as it believes that such actions are in the best interests of the Company. Stockholder approval of the adoption of the Reverse Stock Split, the decision to maintain the par value ($.001) and the number of authorized shares of Common Stock at 70,000,000. The Amendment was effected pursuant to Section 228 of the Delaware General Corporation Law by a written consent of the holder of a majority of our outstanding Common Stock, dated September 11, 2006
, that was signed by the owner of approximately 70% of our issued and outstanding Common Stock. As of September 1, 2006, we had outstanding 51,726,200 shares of Common Stock. Each share of Common Stock entitles the holder to one vote on all matters on which holders are permitted to vote.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (See Note B - Discontinued Operations)

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

On August 10, 2006, the Company exchanged all of its operations, as well as all of its assets in terms of an agreement with a related party, to relieve itself of all debt. The company has discontinued it's operations.

On August 25, 2006, the Company effected a majority change in directors and ownership.




Going concern


The accompanying consolidated financial statements have been prepared assuming that the company will be continuing as a going concern. The company has incurred net operating losses resulting in an accumulated deficit of approximately $14,350,000 through August 31, 2006. The Company has decided to discontinue operations, and on August 10,2006, agreed to consummate the sale of substantially all of its assets in Exchange for relief of a portion of its debt pursuant to the terms of an Asset Transfer and Debt Resolution Agreement. The remaining debt of the Company, which was payable to the then majority shareholder, was forgiven and accounted for as additional contribution to capital. In view of these matters there is considerable doubt as to the company's ability to continue as a going concern.



Management's plans

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

We do not intend to make any loans to any prospective acquisition or merger candidates or to unaffiliated third parties or to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a Merger, if ever. We do not intend to provide our stockholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction, so stockholders will be dependent upon the judgment of current management and our Board of Directors regarding the fairness of any transaction.

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

There is no cash in the Company.

There are no Revenues after August 10,2006.


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

Results of Discontinued Operations for Three Months Ended
August 31, 2006 Compared to August 31,2005

Sales: Sales for the third quarter of 2006 decreased $269,468 or 81% to $64,563 from $334,031 for the second quarter of 2005. This decrease relates primarily to the recognition of deferred service fee income in connection with the nine-month contract with Evolve One, Inc. this income stream has ceased. In 2005, the service fee recognized amounted to $218,676.

Cost of Sales: Cost of sales for the third quarter of 2006 decreased $13,888 or 17% to $66,054 from $79,942 for the third quarter of 2005. Cost of sales represented 102% of sales for the third quarter of 2006 compared to 69% of coin sales for the third quarter of 2005. Purchases of paper, supplies, etc. are not necessarily driven by sales volume.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased $27,563 or 23% from $121,528 to $93,965. This decrease was a result of reduced revenues, and no support costs for the Evolve One service contract. SG&A expenses still, however, increased to 46% of sales for the third quarter of 2006, compared to 36% of sales for the third quarter of 2005.

Other income: Other income for the third quarter of 2005 represented the earned portion of management fees flowing from the contract with Evolve One, Inc. which has ceased.

The above factors resulted in net loss of $107,754 for the third quarter of 2006 compared to net income of $139,281 for the third quarter of 2005.

The Company's copier activities are subject to seasonal fluctuations. Revenues from copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns. All copier activities have ceased, in terms of the Asset Transfer and Debt Resolution Agreement.

Results of Discontinued Operations for Nine Months Ended
August 31, 2006 Compared to August 31, 2005  (See Note B)

Sales: Sales for the first nine months of 2006 decreased $468,306, or 57% to $359,174 from $827,480 for the first nine months of 2005. $399,926 of this decrease represents the termination of the service contract with Evolve One, Inc. The decrease in coin revenues represents the continuing decline in demand for the Company's products. The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. Over the past few years, the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal, the Company may be out bid by its competitors. Secondly, the Company has continued a critical review of its customer base, and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable.

Cost of Sales: Cost of sales for the first nine months of 2006 decreased $110,072, or 42% to $153,148 from $263,220 for the first nine months of 2005.
 Cost of sales represented 43% of sales for the first nine months of 2006 compared to 32% of sales for the first nine months of 2005. The decrease is generally due to reduced sales in the current quarter.

Selling, general and administrative expenses: Selling, general and administrative expenses increased to $424,553 or 118% of sales for the first nine months of 2006 from $327,226 or 40% of sales for the first nine months of 2005. This increase is primarily attributable to the accrual of professional fees, as well as expenses incurred in the disposition of the Company's interest in Evolve One, Inc.

Other income: Other income for the first nine months of 2005 represented the earned portion of management fees flowing from the contract with Evolve One, Inc. which has ceased.

The above factors resulted in net loss of $191,441 for the first nine months of 2006 as compared to net income of $296,097 for the first nine months of 2005.

The Company's Copier activities are subject to seasonal fluctuations. Revenues from Copiers tend to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school
and employee vacation patterns.   All copier activity has ceased.


Liquidity and Capital Resources

At August 31, 2006, the Company had cash of $0 as compared to $15,741 at November 30, 2005. All bank accounts were disposed of in terms of the Asset Transfer and Debt Resolution Agreement.

Net cash provided in operating activities of $3,894 during the first nine months of 2006 resulted primarily from non-cash items. In addition, net cash provided in discontinued operating activities included the assumption of debt, and the acquisition of assets in terms of the Asset Transfer and Debt Resolution Agreement.

Net cash used in financing activities amounted to $11,847 during the first nine months of 2006. This was primarily the repayment of the loan payable, officer/stockholder by the Company to Dr. Irwin Horowitz, prior to the discontinuance of operations.

The above resulted in a net decrease in cash of $15,741 for the first nine months of 2006.

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

(b) Despite the changes in management, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, during the most recent quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS -

The Company is not a party to any material legal proceedings.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS -

The Common Stock was traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ), Small Cap Market, under the symbol "DFAX."

As of August 31, 2006, there were approximately 236 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

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

On July 20, 2006 the Company issued 25,000,000(pre reverse split)shares of common stock, at $.017 per share, in exchange for $425,000 of pre-existing debt owed to an officer/stockholder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

No Annual Meeting of Stockholders was held during the preceding year.

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS

Exhibits are filed as part of, or incorporated by reference, into this report.

10.1     Asset Transfer and Debt Resolution Agreement, dated August 10, 2006.

31.1 Certification of the Chief Executive Officer, dated October 4, 2006 (This certification required as required as Exhibit 31 under 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

32.1 Certification of the Chief Executive Officer, dated October 4, 2006 (This certification required as required as Exhibit 31 under 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIVERSIFAX, INC.


                                       /s/ Juxiang Yu
                                       -------------------------------
Date:  October 13, 2006                 Yuxiang Yu
                                        President
                                       (principal executive officer)