Form 10KSB
period 2006-11-30
DIVERSIFAX INC
filed 2007-02-16
CIK 885462

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended NOVEMBER 30, 2006

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

        CHEMING INDUSTRIAL PARK, UNIT - HAOYUAN CHEMICAL COMPANY LIMITED,
                     SHOUGUANG CITY, SHANDONG, CHINA 262714
                    (Address of Principal Executive Offices)

                                 (212) 561-3604
                 (Issuer's Telephone Number Including Area Code)

            SHENNAN ZHONG ROAD, P O BOX 031-114, SHENZEN, CHINA 51800 (Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

The issuer's revenues for its most recent fiscal year: $359,174.

As of February 14, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer was $349,152.75, based on the closing price of $2.25 per share of its common stock on the OTC Bulleting Board on February 14, 2007. As of February 14, 2007, 43,205,380 shares of the issuer's common stock, par value $.001 per share were outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

Documents incorporated by reference: None

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

Cautionary Notice Regarding Forward Looking Statements

      Diversifax, Inc. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Description of Business.

History and Organization

      The Company was incorporated on February 28, 1989, in and under the laws of the state of Delaware. At the time of our incorporation we were engaged in the self-service public fax machine business. Since November 1993 through August 10, 2006, the Company had been engaged in the Business of owning, leasing and operating coin and debit card pay-per copy photocopy machines, fax machines microfilm reader-printers and accessory equipment. Due to the increased use of internet services, demand for the services provided by the Company had declined sharply, and on August 10, 2006, the Board of Directors of the Company therefore decided to discontinue its operations and eliminate all of its debt. In connection therewith, on August 10, 2006, the Company entered into, and consummated, that certain Asset Transfer and Debt Resolution Agreement with Irwin A. Horowitz, the then Company's chief executive officer, director and controlling stockholder ("Horowitz"), whereby the Company transfer all of its asserts to Horowitz in exchange the forgiveness of debt and liabilities of the Company, which consisted of loans plus accrued interest thereon and unpaid compensation, owed to Horowitz.

      On August 25, 2006, Ms. Juxiang Yu ("Yu"), the Company's former officer and director, and Horowitz consummated Yu's purchase of shares of capital stock of the Company in accordance with the terms and conditions of that certain Stock Purchase Agreement, dated as of August 25, 2006, by and between Yu and Horowitz (the "Purchase Agreement"). Pursuant to the Purchase Agreement, Yu acquired 362,083 (on a post-reverse stock split adjusted basis (see below)) shares of the Company's Common Stock, for an aggregate purchase price of $425,000 (the "Stock Transaction"). Therefore, after giving effect to the Stock Transaction, Yu held, on a post-reverse stock split adjusted basis (see below), an aggregate of 362,083 shares of the 517,262 (on a post-reverse stock split adjusted basis (see below)) shares of the Company's Common Stock issued and outstanding, constituting, in the aggregate, 70% of the issued and outstanding shares of Common Stock of the Company, effecting a change in the controlling interest of the Company.

      The Stock Transaction effected a change in control of the Company. Prior to the closing of the Stock Transaction, Horowitz had been Chairman, Chief Executive Officer, President and a director of the Company, and Lonnie L. Sciambi had been a director of the Company. Effective upon the closing of the Stock Transaction and the filing and distribution of such documents as required under the Securities Exchange Act of 1934, as amended, and the expiration of all applicable grace periods, Yu was appointed to, and Messrs. Horowitz and Sciambi resigned from, the Board of Directors of the Company. In addition, Yu was elected to serve as President and Secretary of the Company.

      On September 11, 2006, the Company's Board of Directors and the then holder of a majority of the Company's then outstanding Common Stock approved the implementation of a one-for-one-hundred (1-for-100) reverse stock split (the "Reverse Stock Split") of the outstanding shares of the Company's Common Stock. The Reverse Stock Spit became effective on October 23, 2006, whereby each 100 shares of the Company's issued and outstanding Common Stock was automatically combined into and became one share of Common Stock, thereby reducing the 51,726,200 of shares of Common Stock which were outstanding on a fully diluted basis immediately prior to the effectiveness of the Reverse Stock Split to approximately 517,262 shares of Common Stock.

      On December 11, 2006, the Company consummated that certain Agreement and Plan of Merger, dated as of December 10, 2006, by and among the Company, DFAX Acquisition Vehicle, Inc. ("DFAX"), a wholly owned subsidiary of the Company, Upper Class Group Limited ("UCG"), and the shareholders of UCG (the "Merger Agreement"), whereby DFAX merged with and into UCG and the UCG Shareholders received 26,500,000 shares of Common Stock of the Company in exchange for their shares of UCG (the "Merger Transaction"), which were divided proportionally among the UCG Shareholders in accordance with their respective ownership interests in UCG immediately before the consummation of the Merger Transaction. As a result of the Merger Transaction, UCG, the surviving corporation, became the Company's wholly owned subsidiary, and DFAX ceased to exist. UCG owns all of the issued and outstanding capital stock of Shouguang City Haoyuan Chemical Company Limited, a company organized under the laws of China ("SCHC").

      As a result of the Merger Transaction, a change of control of the Company occurred as of the Effective Date. Prior to the Effective Date, the controlling shareholder of Company was Yu, who held approximately 70% of the then issued and outstanding shares of Common Stock of the Company. As of the Effective Date, the UCG Shareholders became the controlling shareholders of the Company, owning in the aggregate 98% of the issued and outstanding shares of Common Stock of the Company as of the Effective Date. Ming Yang ("Yang"), the Company's present Chairman and Chief Executive Officer acquired 5,024,000 shares of the Common Stock of the Company. After giving effect to the Share Exchange Transaction, Yang is the owner of 18.6% of the issued and outstanding shares of the Common Stock of the Company.

      Prior to the closing of the Merger Transaction, Yu had been President, Secretary and sole director of the Company. Effective upon the filing and distribution of such documents as are required under the Securities Exchange Act of 1934, as amended, and the expiration of all applicable grace periods, which occurred on January 15, 2007, Yang, who prior to the Share Exchange Transaction was a shareholder of UCG, and Naihui Miao were appointed to, and Yu resigned from, the Board of Directors of the Company.

      Effective upon the close of business of December 29, 2006, Yu resigned from his position as President and Secretary of the Company. As Sole Director of the Company, Yu appointed Yang to the positions of Chairman and Chief Executive Officer, Naihui Miao to the position of Secretary and Min Li to the position of Chief Financial Officer, such appointments became effective upon the close of business of December 29, 2006.

      On February 5, 2007, the Company entered into, and consummated, the Share Exchange Agreement with UCG, SCHC, Shouguang Yuxin Chemical Industry Company Limited ("SYCI"), and the shareholders of SYCI (the "SYCI Shareholders"), pursuant to which SCHC acquired SYCI from the SYCI Shareholders in exchange for issuance of 16,188,118 shares of Common Stock of the Company to the SCYI Shareholders (the "Share Exchange Transaction"), which was divided proportionally among the SCYI Shareholders in accordance with their respective ownership interests in SCYI immediately before the completion of the Share Exchange Transaction, and non-interest bearing promissory notes in the aggregate principal amount of $2,550,000 to the SYCI Shareholders.

Our Business

SHOUGUANG CITY HAOYUAN CHEMICAL COMPANY LIMITED

      SCHC is engaged in manufacturing and trading Bromine and Crude Salt in China. Bromine (Br2) is a halogen element and it is a red volatile liquid at standard room temperature which has reactivity between chlorine and iodine. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine is also used in the manufacture of fumigants, brominated flame-retardants, water purification compounds, dyes, medicines, sanitizers, inorganic bromides for photography, and other items.

      The main competitors of SCHC include Shandong Hai Hua Holding Limited, Shouguang Fu Kang Medicines Manufacturing Company Limited, Shouguang Wei Dong Chemical Company Limited, and Shandong Cai Yang Zi Salt Field Company.

      The four largest suppliers of SCHC for the period January 2006 to June 2006 were Shandong Hai Ke Sheng Li Electrochemical Company Limited, Shouguang Rui Tai Chemical Company Limited, Mao Xin Chemical Company Limited, and Heng Lian Chemical Company Limited. The five largest suppliers of SCHC for year 2005 were Shandong Hai Ke Sheng Li Electrochemical Company Limited, Shouguang Rui Tai Chemical Company Limited, Shouguang Xin Yi Fuel Trading Company Limited, Dongying City Rui Xin Chemical Company Limited, and Mao Xin Chemical Company Limited.

      The five largest customers for SCHC in year 2005 were Shouguang City Wei Dong Chemical Company Limited, Shouguang City Rui Tai Chemical Company Limited, Weifang City Lu Guang Chemical Company Limited, Shouguang City Fu Hai Chemical Company Limited, and Dongying Hong Ze Chemical Company Limited.

SHOUGUANG YUXIN CHEMICAL INDUSTRY COMPANY LIMITED

      SYCI, a company organized under the laws of China, is engaged in manufacturing and sales of chemical products, with its headquarters located in Shouguang City at 2nd Living District, Qinghe Oil Factory, Shouguang City, Shandong Province, China. The company has certified with ISO9001-2000 and received the Quality Products and Services Guarantee Certificate from China Association for Quality, accredited by the Shandong as the Provincial Credit Enterprises and is a Class One supplier for both China Petroleum & Chemical Corporation (SINOPC) and PetroChina Company Limited. SYCI has been engaged in the product innovation and R&D projects with Shandong University, Shandong Institute of Light Industry, Southeast University and other higher education institutions. SYCI also has hired 3 college professors and 3 professional who hold PhD degree to lead their R& D department.

      SYCI concentrates its effort on the productions and sales of chemical products that is use in oil and gas field explorations, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents, and inorganic chemical. SYCI also spends high amount of R&D on commonly used chemical products as well as medicine intermediates. Currently, SYCI's annual productions of oil & gas field explorations and related chemical products are over 10,000 tons, and papermaking-related chemical products are over 7,000 tons. The sales of these products are mainly distributed to large domestic papermaking manufacturers and major oilfields such as Shengli Oilfield, Daqing Oilfield, Zhongyuan Oilfield, Huabei Oilfield, and Talimu Oilfields.

Employees

      At the current time, in addition to our officers, we have 103 full-time employees.

Risk Factors

The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

Risk Factors of the Company

There is a limited public market for our common stock.

      There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

Our common stock may be deemed penny stock with a limited trading market.

      Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules" investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations; (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

New management's decision to change the business focus of the Company from the photocopy and fax service industry to the chemical industry could ultimately prove to be unsuccessful, harming our business operations and prospects.

      New management has recently changed the Company's business focus from the photocopy service industry to the chemical industry. Accordingly, a substantial portion of our management's time will be directed toward the pursuit of identifying and acquiring business opportunities in the education industry. There can be no assurance that new management will be able to properly manage the direction of the Company or that any ultimate change in the Company's business focus will be successful. If new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its existing operations, which will cause the value of our shares to decline.

We have not and do not anticipate paying any dividends on our common stock, because of this our securities could face devaluation in the market.

      We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our new business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements.

      As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

      In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of
Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over the Company.

      Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.001 per share.

      The specific terms of the preferred stock have not been determined, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

      The Board of Directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

      The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our Company or make removal of management more difficult. As a result, the Board of Directors' ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

Risks related to doing business in China

Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

      The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses.

      Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries, could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in China.

      As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors.

      In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

      The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

      The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards
(1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

      Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-     We will be able to capitalize on economic reforms;

- The Chinese government will continue its pursuit of economic reform policies;

-     The economic policies, even if pursued, will be successful;

-     Economic policies will not be significantly altered from time to time; and

- Business operations in China will not become subject to the risk of nationalization.

      Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

      Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

      To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

ITEM 2: DESCRIPTION OF PROPERTY

      Presently, our executive offices are located in China at Unit - Haoyuan Chemical Company Limited, Cheming Industrial Park, Shouguang City, Shandong, P.R. China. The headquarters building is located on approximately 17,342 square meters of state-owned land owned by Shouguang City Wo Pu Town Ba Mian He Village. The lease for the land expires on March 31, 2054. The annual rent for the land is RMB 46,230, or approximately US$5,778.75. The building area is approximately 3,335 square meters and is owned by SCHC.

      SYCI has its headquarters located in Shouguang City at 2nd Living District, Qinghe Oil Factory, Shouguang City, Shandong Province, China.

      As a result of the Merger Transaction, the executive offices of the Company were relocated from Shennan Zhong Road, Shenzhen City, China to our current location, which is also the headquarters of SCHC. Prior the closing of Stock Transaction, our executive offices were located at 4274 Independence Court, Sarasota, Florida 34234.

ITEM 3: LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In September 2006, our then majority shareholder (holding 362,083 shares, on a post-Reverse Stock Split adjusted basis (approximately 70%) of the shares of our Common Stock outstanding at such time) consented in writing, without a meeting, to implement the Reverse Stock Split. On or about October 3, 2006, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter and, on October 23, 2006, we implemented the Reverse Stock Split as described above.

      In January 2007, shareholders holding 16,747,200 shares (approximately 62%) of the shares of our Common Stock outstanding at such time consented in writing, without a meeting, to change our Company's name from Diversifax, Inc. to Gulf Resources, Inc. On or about January 26, 2007, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter, and, on February 20, 2007, we intend to implement the name change as described above.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the over-the-counter market (the OTC Bulletin Board) with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ), Small Cap Market, under the symbol "DSFX."

      As of February 15, 2007, there were approximately 291 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

      The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock during the Fiscal Years ended November 30, 2005 and 2006. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

   Quarterly summary of stock price for the last two fiscal years (adjusted for Reverse Stock Split - 1:100):
--------------------------------------------------------------------------------

                                 High                         Low
                                 ----                         ---
       Q1 2005                  $ 0.01                       $ 0.01
       Q2 2005                  $ 0.07                       $ 0.01
       Q3 2005                  $ 0.01                       $ 0.01
       Q4 2005                  $ 0.68                       $ 0.01
       Q1 2006                  $ 1.00                       $ 0.50
       Q2 2006                  $ 1.50                       $ 1.00
       Q3 2006                  $ 5.50                       $ 1.30
       Q4 2006                  $ 1.50                       $ 1.10

      Additionally, as of February 15, 2007, the Company is also authorized to issue 1,000,000 shares, $0.001 par value, of Preferred Stock. As of the date of this Annual Report, no shares of Preferred Stock were issued or outstanding.

      Our Common Stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Established customers are generally institutions with assets in excess of $5,000,000, and accredited investors are individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

      The Company has never paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available. The Company intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THE FISCAL YEAR ENDED NOVEMBER 30, 2006 COMPARED TO THE FISCAL YEAR ENDED NOVEMBER 30, 2005

      Discontinued Operations : Pursuant to the Asset Transfer and Debt Resolution Agreement, dated August 10, 2006, the Company effectively discontinued its operations and eliminated all of its debt. In exchange for Horowitz forgiving all of the outstanding debt owed to him as of August 10, 2006 by the Company, the Company transferred all of its assets and liabilities to Horowitz.

      In the ordinary course of business, operating losses have been incurred resulting in an accumulated deficit of approximately $14,000,000 at November 30, 2006.

      Sales of copier related items decreased $228,131 or 39% for the fiscal year ended November 30, 2006 compared to fiscal 2005. This decrease represents the continuing decline in demand for the Company's products, taking into consideration that operations were only maintained through the date of asset sale ( August 10, 2006) . The majority of the Company's customers are maintained pursuant to contractual agreements, generally ranging from three to five years. Over the past few years, the Company's business has become increasingly more competitive. Accordingly, when contracts come up for renewal, the Company may be out bid by its competitors. Secondly, the Company has continued a critical review of its customer base, and has determined not to renew customer contracts where the costs of maintaining such customers exceeded the benefits. This often occurs when the required commission structure is excessive or the customer's demands for equipment are not reasonable. Service income for 2005 was primarily due to the recognition of $435,000 of income in connection with the receipt of stock for services for Evolve One eBay activities. The service contract with Evolve One, Inc. was effectively terminated on dissolution of that company at the end of 2005.

      Cost of sales as a percentage of Coin revenue represented 43% of sales for the fiscal year 2006 compared to 56% of sales for the fiscal year 2005. This decrease is due to a change in the mix of machines used and the costs of collections.

      Other income in 2005 arose to recording the Company's proportionate share of Evolve One losses combined with an impairment loss in the amount of $430,000 relating to the Evolve One investment. The Company was issued $435,000 of stock for services and purchased additional stock for $100,000. The remaining investment balance at November 30, 2005 was $105,000. Also in 2005, other income was offset by recognition of deferred income of $225,000 relating to the Brooklyn Public Library lease termination. For the fiscal year 2006, other income was nominal.

      Selling, general and administrative expenses decreased to $424,553, or 118% of total sales, for the year ended November 30, 2006 from $511,139, or 50% of total sales and 87% of coin revenue, for the year ended November 30, 2005. This amount was also incurred through the date of asset sale (August 10, 2006).

      The Company's copier activities were subject to seasonal fluctuations. Revenues from copiers tended to be lower during the summer months of June through September and in the last weeks of December and the first weeks of January due to school and employee vacation patterns.

      The above factors resulted in a net loss of $191,441 for the year ended November 30, 2006 compared to $33,400 for the year ended November 30, 2005. The contribution of discontinued operations is stated below:

DIVERSIFAX INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

                                                        For the Year Ended
                                                           November 30,
                                                   -----------------------------
                                                       2006             2005
                                                   ------------     ------------
SALES
  Coin and leasing revenue                         $    359,174     $    587,305
  Service fees                                                           436,171
                                                   ------------     ------------
                                                        359,174        1,023,476
                                                   ------------     ------------
COSTS AND EXPENSES
  Cost of Sales                                         153,148          331,301
  Depreciation                                            6,893            9,191
  Selling, general & administrative                     424,553          511,139
                                                   ------------     ------------
                                                        584,594          851,631
                                                   ------------     ------------
(LOSS) INCOME FROM DISCONTINUED OPERATIONS         $   (225,420)    $    171,845
                                                   ============     ============

      Presented below is a summary of the Asset transfer and Debt Resolution Agreement. The net debt forgiveness was treated as an increase to capital.

Asset Sale - Summary of Asset Sale

Distribution of assets:
  Cash                                                              $    15,000
  Notes Receivable                                                       20,000
  Equipment and vehicles, net                                            16,000
                                                                    -----------
                                                                         51,000
                                                                    -----------
Assumption of debt:
  Accounts Payable & Accrued Expenses                               $   (18,000)
  Debt, vehicles                                                        (16,000)
  Loan payable, officer/stockholder                                  (2,247,000)
  Accrued payroll, stockholder                                         (295,000)
                                                                    -----------
                                                                     (2,576,000)
                                                                    -----------
Net forgiveness of Debt                                             $(2,525,000)
                                                                    ===========
(increase to additional paid in capital)

PLAN OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended November 30, 2006. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects", "intends", "may", or "should" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

      Subsequent to the fiscal year ended November 30, 2006, the Company consummated the Merger Transaction, whereby the Company acquired UCG and SCHC from the shareholders of UCG in exchange to the issuance of 26,500,000 shares of the Company's common stock to the shareholders of UCG. The Merger Transaction is treated as a capital transaction, rather than a business combination, and is equivalent to the issuance of stock by UCG for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Merger Transaction will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. The operations of the Company will continue as that of UCG and SCHC.

      In addition to the Merger Transaction, the Company, subsequent to the fiscal year ended November 30, 2006, the Company consummated the Share Exchange Transaction, whereby the Company acquired SYCI from the SYCI Shareholders in exchange for the issuance of 16,188,118 shares of the Company's common stock to the SYCI Shareholders.

      The financial statements of the UCG and SYCI are not included in this Report because the acquisition occurred after November 30, 2006, and reference is made to the Company's Report on Form 8-K dated December 10, 2006 and February 5, 2007, respectively, for information regarding financial results for each of UCG and SYCI. For the immediate future the Company intends to focus its efforts on the activities of SCHC and SYCI. The Company's short to mid-term strategic plan is to focus on Chinese domestic market expansion. The Company's long-term strategic goal is to expand its market to overseas countries.

      The Company may issue additional shares of its capital stock to raise additional cash for working capital during the next twelve months. The Company has not decided on the amount of cash needed for working capital at this point. Working capital will be used for expanding the Chinese domestic market by establishing more sales points or owned chain stores in eastern China, hiring more sales persons, and expanding current distribution channels.

LIQUIDITY AND CAPITAL RESOURCES

      At November 30, 2006, the Company had cash of $0 as compared to $15,741 at November 30, 2005.

      The Company's primary need for funds is to finance working capital, capital expenditures and the further development and the acquisition of new businesses and the further growth of acquisitions to broaden and diversify its revenue source making it less seasonal.

      Net cash used by operating activities of approximately $27,500 during the fiscal year ended November 30, 2006 resulted from the net loss of $191,441 offset by non-cash items including a gain of approximately $157,000 on discontinued operations, and depreciation of $6,893.

      There was no net cash used by investing activities. Net cash provided in financing activities amounted to approximately $12,000 during the fiscal year ended November 30, 2006.

      The above resulted in a net decrease in cash of $15,741 for the year ended November 30, 2006.

      Subsequent to the fiscal year ended November 30, 2006, the Company acquired UCG and SCHC, as a result of the Merger Transaction, and SYCI, as a result of the Share Exchange Transaction. The Company anticipates that it will generate sufficient revenues from SCHC and SYCI to fund its operations. If the Company were to need additional cash to fund operations, it could seek to raise such monies in the form of debt or equity. There can be no assurance that any such debt or equity would be available to the Company or, if available, the terms thereof.

CRITICAL ACCOUNTING POLICIES

      Our significant accounting policies are more fully described in Note 3 to the audited financial statements included with this Annual Report. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      The Company estimates the amount of cash in copy and change machines at the end of each year. This estimate is determined based on the actual cash collected for the first collection period subsequent to year end multiplied by the pro-rata number of days of collection during the period. Management estimated that there was approximately $14,000 in cash in copy and change machines as of November 30, 2005. All cash and bank accounts were sold in terms of the Asset Transfer and Debt Resolution Agreement.

      Earnings per share: Basic EPS is calculated based upon the weighted average number of shares outstanding during the period, while diluted EPS also gives effect to all potential dilutive common shares outstanding during each period such as common stock options and warrants. All options and warrants were rescinded pursuant to the Purchase Agreement, other than options to purchase 950 (on a post-Reverse Stock Split adjusted basis) shares of our common stock.

      As a result of the Reverse Stock Split, common stock value was reduced by approximately $51,400 to reflect the reduced number of shares, off set by an equal corresponding increase in additional paid-in capital. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2006 and 2005 have been restated to reflect the stock split.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

      In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB No. 140" (SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

      In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its consolidated operations.

      In September 2006, SFAS 158, "Employers' Accounting for Defined Benefit Pensions and Other Post-Retirement Plans" ("SFAS 158"), was issued by the

Financial Accounting Standards Board ("FASB") and is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occurred through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement or financial position, with limited exceptions. We anticipate that SFAS 158 will not have a material impact on our financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for out 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements. The adoption of SAB No. 108 is not expected to have a material impact on the consolidated financial statements.

      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007 and cannot reasonably estimate the impact of this interpretation at this time.

ITEM 7: FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section to this report on pages F-1 through F-24.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A: CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2006, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS: COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth information with respect to the current directors and executive officers of the Company.

Name                Age        Title
----                ---        -----
Ming Yang           40         Chairman, Chief Executive Officer and Director
Min Li              30         Chief Financial Officer
Naihui Miao         38         Secretary and Director

Ming Yang -

      Since July 2000, Ming Yang has served as Chairman of Shouguang City Yuxin Chemical Company Limited. Since May 2005, Mr. Yang has served as Chairman of Shouguang City Haoyuan Chemical Company Limited, Shouguang City He Mao Yuan Bromize Company Limited, and Shouguang City Qing River Real Estate Construction Company.

Min Li -

      Since January 2006, Min Li has served as Chief Financial Officer for Shouguang City Haoyuan Chemical Company Limited. From 2004 to 2006, Mr. Li served as Manager of Financial and Asset Management Department for Shouguang City Yuxin Chemical Company Limited. From 2000 to 2004, Mr. Li served as Manager of Accounting Department for the Yang Kou Brach of the China Construction Bank.

Naihui Miao -

      Since January 2006, Naihui Miao has served as Vice President of Shouguang City Haoyuan Chemical Company Limited. From 2005 to 2006, Mr. Miao served as Vice President of Shouguang City Yuxin Chemical Company Limited. From 1991 to 2005, Mr. Miao served as a Manager and then Vice President of Shouguang City Commercial Trading Center Company Limited.

CODE OF ETHICS

      The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. The Company expects to prepare a Code of Ethics in the near future.

AUDIT COMMITTEE

      Presently we do not have an Audit Committee. We intend to establish an Audit Committee and such other committees as may be required when sufficient members and resources are available, and at such time the Company's Board of Directors will establish the Audit Committee. The Audit Committee will have a designated Audit Committee Financial Expert who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors, and review and evaluate the system of internal controls. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish the committees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during fiscal year ended November 30, 2006 all filing requirements applicable to Reporting Persons were complied with, and no Form 5 is required.

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended

November 30, 2006, 2005, and 2004. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below. For the purposes of this table, warrants are deemed to be equivalent of stock options.

EXECUTIVE COMPENSATION IN LAST FISCAL YEAR

                                                                              Long Term Compensation
                                                                       ------------------------------------
                                        Annual Compensation                   Awards                Payouts
                                 ---------------------------------     --------------------         -------
                                                 Non-Cash              Restricted  Options/         LTIP        All
Name & Position          Year     Salary         Bonus       Other     Stock       SARs             Payouts     Other
-----------------        ----    --------        --------    -----     ----------  --------         -------     -----
Irwin A. Horowitz        2006    $ 93,750(2)      None        None      None       156,131(3)       None        None
Chairman, CEO &          2005    $125,000(2)      None        None      None       156,131(3)       None        None
President(1)             2004    $125,000(2)      None        None      None        56,131(3)       None        None
Juxiang Yu (4)           2006        None         None        None      None          None          None        None

(1) Mr. Horowitz resigned for all offices he held in, and as director of, the Company pursuant to the Purchase Agreement.
(2) Mr. Horowitz's salary for years 2004, 2005 and 2006 was accrued and was waived pursuant to the Purchase Agreement.
(3) The options granted to Mr. Horowitz were cancelled and rescinded pursuant to the Purchase Agreement.
(4) Ms. Yu resigned from all offices (President and Secretary) she held in, and as director of, the Company pursuant to Merger Transaction.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth stock options granted to the Named Executive Officers during the 2006 fiscal year.

------------------------------------------------------------------------------------------------------------------------------
   Name       Number of Options     % of Total Options       Exercise ($/Share)       Expiration Date         Grant Value $
              Granted in Fiscal        Granted to
                 Year ended         Employees in Fiscal
                  11/30/06              Year 2006
------------------------------------------------------------------------------------------------------------------------------
None
------------------------------------------------------------------------------------------------------------------------------

OPTION EXERCISES DURING AND STOCK OPTIONS HELD AT END OF 2005 FISCAL YEAR

      The following table indicates the total number and value of exercisable stock options held by the Named Executive Officers during the 2006 fiscal year.

-------------------------------------------------------------------------------------------------------------------------------
                       Number of Unexercised Options at Fiscal Year End       Value of Unexercised In-The-Money Options At
                                                                                             Fiscal Year End
-------------------------------------------------------------------------------------------------------------------------------
Name                  Exercisable               Unexercisable              Exercisable               Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Irwin Horowitz        156,131 (1)               0                          .001                      0
-------------------------------------------------------------------------------------------------------------------------------
      (1) The options granted to Mr. Horowitz were cancelled and rescinded pursuant to the Purchase Agreement.
-------------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENT

      On October 29, 1996, the Company entered into a renewable one year Employment Agreement with Irwin Horowitz, pursuant to which the Company agreed to pay Irwin Horowitz a salary of $125,000, together with an annual incentive bonus equal to a percentage, which ranges from 6% to 18%, of the Company's pre-tax profits. This Agreement was terminated pursuant to the Purchase Agreement.

      Currently, the Company has no formal written salary agreement with its Chief Executive Officer and Chief Financial Officer.

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The Company has 43,205,380 shares of Common Stock outstanding as of February 15, 2007. The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of February 15, 2007 by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

                          Name and Address               Number of Shares of Stock          Percentage of
                      Of Beneficial Owner (1)               Beneficially Owned                Class (2)
                      ---------------------                 ------------------                --------
Ming Yang                                                     5,024,400 (3)                     11.6%
Min Li                                                              0                            0%
Naihui Miao                                                         0                            0%
Wenxiang Yu                                                    12,963,053                        30%
Shandong Haoyuan Industry Group Ltd.                            8,249,465                       19.1%
Zhi Yang                                                        3,349,600                       7.8%
First Capital Limited                                           2,915,000                       6.8%
China US Bridge Capital Limited                                 2,650,000                       6.1%
Shenzhen Dingyi Investment Company Limited                      2,517,500                       5.8%
Executive Officers and Directors as a Group                   5,024,400 (3)                     11.6%

----------
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. The address for each beneficial owner is Cheming Industrial Park, Unit - Haoyuan Chemical Company Limited, Shouguang City, Shandong, China 262714.

(2) The percentages listed in the "Percent of Class" column are based upon 43,205,380 issued and outstanding shares of Common Stock.

(3) Excludes 8,249,465 shares of our Common Stock beneficially owned by Shandong Haoyuan Industry Group Ltd. ("SHIG"), of which Ming Yang, our Chairman and Chief Executive Officer, is the controlling shareholder, a director and Chairman and Chief Executive Officer of SHIG.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On July 20, 2006, the Company issued a total of 250,000 (on a post-Reverse Stock Split adjusted basis) shares of its common stock to Horowitz, the Company's then chief executive officer, an accredited investor. Horowitz purchased the shares at $0.017 per share, for an aggregate purchase price of $425,000. Instead of the payment of cash consideration, the purchase price reduced the Company's preexisting liability to Horowitz. Prior to the transaction, Horowitz owned approximately 64% of our then outstanding shares Common Stock. After the transaction, Horowitz owned approximately 81% of our then outstanding shares of Common Stock. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder and was not underwritten.

      Pursuant to the Stock Transaction, Yu acquired 362,083 (on a post-Reverse Stock Split adjusted basis) shares of the Company's common stock. After giving effect to the Stock Transaction, Yu held, on a post-Reverse Stock Split adjusted basis, a total of 362,083 shares of the 517,262 shares of the Company's common stock then issued and outstanding, constituting, in the aggregate, 70% of the then issued and outstanding shares of the Company's common stock. Upon the completion of the Stock Transaction, Yu became an officer and director of the Company.

      Pursuant to the Merger Transaction, Yang acquired 5,024,400 shares of the Company's common stock. After giving effect to the Merger Transaction, Yang held a total of 5,024,400 shares of the 27,017,262 shares of the Company's common stock then issued and outstanding, constituting, in the aggregate, 18.6% of the then issued and outstanding shares of the Company's common stock. Upon the completion of the Merger Transaction, Yang became an officer and director of the Company. In addition, Wenxiang Yu

      Pursuant to the Share Exchange Transaction, Wenxiang Yu acquired 7,938,653 shares of the Company's common stock and Shandong Haoyuan Industry Group Ltd. ("SHIG") acquired 8,249,465 shares of the Company's common stock. After giving effect to the Share Exchange Transaction, Wenxiang Yu held a total of 12,962,653 shares of the 43,205,380 shares of the Company's common stock issued and outstanding, constituting, in the aggregate, 30% of the issued and outstanding shares of the Common Stock and SHIG held a total of 8,249,465 shares of the 43,205,380 shares of the Company's common stock issued and outstanding, constituting in the aggregate, 19.1% of the issued and oustanding shares of common stock. Yang, our Chairman and Chief Executive Officer, is a director, executive officer and shareholder of SHIG.

ITEM 13: EXHIBITS, LIST AND REPORT ON FORM 8-K

(a) Exhibits. The Exhibits are filed as part of, or incorporated by reference into this report.

      Exhibit #   Description
      ---------   -----------

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2006, we were billed by our accountants, Pender Newkirk & Company, approximately $42,000 for the audit and review fees associated with our 10-KSB and 10-QSB filings. Fees were approximately $32,500 for 2005.

Tax Fees

During 2006 and 2005, our tax work was performed by a local accountant at nominal cost.

All Other Fees

During 2006 and 2005, no other fees were billed by our accountants, Pender Newkirk & Company.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DIVERSIFAX, INC.


Date: February 15, 2007                           By: /s/ Ming Yang
                                                      --------------------------
                                                      Ming Yang
                                                      Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Company and in the capacities and on the date indicated.

Signature                                                Date


/s/ Ming Yang                                            February 15, 2007
--------------------
Ming Yang
Chairman and Chief Executive Officer


/s/ Min Li                                               February 15, 2007
--------------------
Min Li
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Naihui Miao                                          February 15, 2007
--------------------
Naihui Miao
Director and Secretary

                        Consolidated Financial Statements

                        Diversifax, Inc. and Subsidiaries

                     Years Ended November 30, 2006 and 2005
             Report of Independent Registered Public Accounting Firm

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

                                    Contents

Report of Independent Registered Public Accounting Firm on
  Consolidated Financial Statements..........................................F-1

Consolidated Financial Statements:

  Consolidated Balance Sheet.................................................F-2
  Consolidated Statements of Operations......................................F-3
  Consolidated Statements of Changes in Stockholders' Deficit................F-4
  Consolidated Statements of Cash Flows......................................F-5
  Notes to Consolidated Financial Statements..........................F-6 - F-24

             Report of Independent Registered Public Accounting Firm

Board of Directors
Diversifax, Inc.
Shenzhen, China

We have audited the accompanying balance sheet of Diversifax, Inc. as of November 30, 2006 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended November 30, 2006 and 2005. These financial statements are the responsibility of the management of Diversifax, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversifax, Inc. as of November 30, 2006 and the results of its operations and its cash flows for the years ended November 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
January 9, 2007, except for Notes 2 and 15, as
to which date is February 9, 2007

                        Diversifax, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                      For the year ended November 30, 2006

Assets
Total assets                                                    $             0
                                                                ===============

Liabilities and Stockholders' Deficit
Total liabilities                                               $             0

Stockholders' deficit:
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized 0 shares issued; 0 shares outstanding
  Common stock; $.001 par value; 70,000,000 shares
    authorized; 517,322 shares issued and outstanding                       517
  Additional paid-in capital                                         14,349,387
  Accumulated deficit                                               (14,349,904)
                                                                ---------------
  Total stockholders' deficit                                                 0
                                                                ---------------
 Total liabilities and stockholders' deficit                    $             0
                                                                ===============

    The accompanying notes are an integral part of the consolidated financial statements.

                        Diversifax, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                     Year Ended November 30,
                                                  -----------------------------
                                                      2006              2005
                                                  -----------------------------
Other income (expenses):
  Other income                                    $        31        $  259,776
  Gain on sale of investments                          64,002                 0
  Impairment & share of unconsolidated
    losses on investment in Evolve One                      0          (430,000)
  Interest income                                           0             6,984
  Interest expense                                    (30,054)          (42,005)
                                                  -----------------------------
                                                       33,979          (205,245)
                                                  -----------------------------
Net (loss) income from discontinued operations    $  (225,420)          171,845
                                                  -----------------------------
Net loss before income taxes                         (191,441)          (33,400)
Income tax provision                                        0                 0

Net loss                                          $  (191,441)      $   (33,400)
                                                  =============================


Loss per share of common stock -                  $     (0.37)      $     (0.13)
 basic and diluted                                =============================


NET EARNING (LOSS) PER SHARE FROM:

  OTHER INCOME (EXPENSE) - Basis and Diluted      $     0 .07       $    (0 .77)
                                                  -----------------------------
  DISCONTINUED OPERATIONS - Basic and Diluted     $     (0.44)      $     0 .64
                                                  -----------------------------
  NET LOSS - Basic and Diluted                    $     (0.37)      $     (0.13)
                                                  -----------------------------
Weighted average common shares outstanding            513,997           266,643
 - basic and diluted                              -----------------------------

    The accompanying notes are an integral part of the consolidated financial statements.

                        Diversifax, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Deficit

                     Years Ended November 30, 2006 and 2005


                                       common stock
                               -------------------------------     Additional
                                   shares            amount     Paid in Capital
                               -------------     -------------  ---------------
Balance, 11/30/04                 26,626,200     $     26,626     $ 11,641,395

Excersise of common
stock options                        100,000              100

Net loss for year
                               -----------------------------------------------
Balance, 11/30/05                 26,726,200           26,726       11,641,395

Debt forgiveness, 7/18/06                                            2,525,131

Stock issue, 7/20/06              25,000,000           25,000          400,000

Retirement of Treasury
stock, 8/25/06                      (326,498)            (326)        (268,022)

Reverse Split, 10/23/06          (50,882,440)         (50,883)          50,883

Rounding of fractional shares             60               --

Net loss of the year
                               -----------------------------------------------
Balance, 11/30/06                    517,322     $        517     $ 14,349,387
                               ===============================================

                                                                     Treasury         Total
                                 Accumulated                          Stock,      Stockholders'
                                   Deficit           Total            at cost        Deficit
                                ------------     ------------     ------------    ------------
Balance, 11/30/04               $(14,125,063)    $ (2,457,042)        (268,348)   $ (2,725,390)

Excersise of common
stock options                                             100                              100

Net loss for year                    (33,400)         (33,400)                         (33,400)
                                --------------------------------------------------------------
Balance, 11/30/05                (14,125,063)      (2,457,042)        (268,348)     (2,725,390)

Debt forgiveness, 7/18/06                           2,525,131                        2,525,131

Stock issue, 7/20/06                                  425,000                          425,000

Retirement of Treasury
stock, 8/25/06                                       (268,348)         268,348              --

Reverse Split, 10/23/06                                    --                               --

Rounding of fractional shares                              --                               --

Net loss of the year                (191,411)        (191,411)                        (191,411)
                                --------------------------------------------------------------
Balance, 11/30/06               $(14,349,904)    $         --     $         --    $         --
                                ==============================================================

    The accompanying notes are an integral part of the financial statements.

                        Diversifax, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                              Year Ended November 30,
                                                              -----------------------
                                                                2006          2005
                                                              -----------------------
Operating activities
  Net loss                                                    $(191,441)    $ (33,400)
                                                              -----------------------
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Gain on sale and disposal of vehicles                                    (31,850)
     Depreciation on discontinued assets                          6,893         9,191
     Write off of note receivable                                              39,160
     Impairment loss on investment in Evolve One, Inc                         430,000
     Investment in Evolve One received for services                          (435,000)
     Amortization of deferred revenue                                        (225,000)
     Cash used from operating activities
       - discontinued operations                                156,960       142,719
                                                              -----------------------
  Total adjustments                                             163,853       (70,780)
                                                              -----------------------
  Net cash used by operating activities                         (27,588)     (104,180)
                                                              -----------------------

Investing activities

  Collections on note receivable                                               31,106
  Investment, Evolve One, Inc                                                (100,000)
                                                              -----------------------
  Net cash used by investing activities                               0       (68,894)
                                                              -----------------------

Financing activities
  Net proceeds from (repayments on) loan
   payable to officer/stockholder                                17,355       (88,725)
  Repayments on long-term debt                                   (5,508)      (10,034)
  Exercise of stock options                                                       100
                                                              -----------------------
  Net cash provided (used) by financing activities               11,847       (98,659)
                                                              -----------------------

Net decrease in cash                                            (15,741)     (271,733)

Cash at beginning of year                                        15,741       287,474
                                                              -----------------------

Cash at end of year                                           $       0     $  15,741
                                                              =======================

Supplemental disclosure of cash flow information and non cash investing and financing activities:

  Cash paid for interest                                      $      54     $   2,005
                                                              =======================

The Company received $435,000 in stock for services to an affiliated company in the year ended November 30, 2005.

The Company sold all fully depreciated equipment of a subsidiary to a related party in exchange for a note in the amount of $31,850 in the year ended November 30, 2005.

On July 20, 2006 the Company issued 25,000,000(pre reverse split) shares of common stock, at $.017 per share, in exchange for $425,000 of pre-existing debt owed to an officer/stockholder.

The Company sold all of its assets in exchange for the assumption and forgiveness of all its debt as of August 10, 2006 per the terms of the Asset Transfer and Debt Resolution Agreement. The forgiveness of debt was treated as a capital transaction.

    The accompanying notes are an integral part of the financial statements.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

1. Background Information

Effective November 1, 1993, Diversifax, Inc. acquired all of the outstanding common stock of IMSG Systems, Inc. ("IMSG") and its affiliated companies, (collectively the "Company") , National Copy Corp. ("National"), Capital Copy Corp. ("Capital") and Advanced Business Systems, Inc. ("Advanced") (IMSG, National, Capital and Advanced collectively "IMSG and Affiliates") in exchange for the issuance of 662,000 shares of Series A, convertible preferred stock. The preferred stock was automatically converted into an aggregate of 6,620,200 shares of common stock of the Company in November, 1995.

IMSG and Affiliates owned, supplied and maintained self-service coin and card reader operated photocopy machines in colleges, universities, libraries, courthouses, government agencies, pharmacies and other retail establishments located in Florida and New York.

Due to the increased use of internet services, demand for the services provided by the Company has declined sharply. The board of directors therefore decided on August 10,2006 to discontinue operations, and has eliminated all of the debt of the Company. This was achieved by exchanging the operations of the Company, as well as all of its assets and liabilities for forgiveness of the debt owed to Dr. I. A. Horowitz pursuant to the terms of the Asset Transfer and Debt Resolution Agreement.

2. Subsequent Events

MERGER AGREEMENT

On December 10, 2006, the Company and its wholly-owned subsidiary, DFAX Acquisition Vehicle, Inc. ("SUB"), entered into, and in December 11, 2006 consummated, an agreement and plan of merger with Upper Class Group Limited ("UCG"), Ming Yang, Wenxiang Yu, Zhi Yang, Hyundai Liu, Yongqi Cao, First Capital Limited, China US Bridge Capital Limited, Shenzhen Dingyi Investment Company Limited, and Shenzhen Haying Guaranty and Investment Company Limited (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, in exchange for their shares in UCG, the UCG Shareholders received stock consideration consisting of 26,500,000 newly issued shares of the Company's common stock, to be divided proportionally among the UCG Shareholders in accordance with their respective ownership interests in UCG, and UCG merged with and into SUB, with UCG as the survivor of the merger (the "Merger Transaction"). As a result of the Merger Transaction, UCG became a wholly owned subsidiary of the Company, which, in turn, made the Company the indirect owner of the Chinese operating company, Shouguang City Haoyuan Chemical Company Limited ("SCHC").

A summary of the Merger Transaction, as well as the material terms and conditions of the Merger Agreement, are set forth in the Company's Current Report on Form 8K, dated December 12, 2006.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

2. Subsequent Events (continued)

The Merger Agreement contained customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the merger consideration, the process of exchanging the consideration and the effect of the merger. The Merger Agreement contained reciprocal indemnification provisions that provide for indemnification in the event of a breach of a representation or warranty. The indemnification provisions survive the closing of the Merger Transaction for 18 months.

NAME CHANGE

In January 2007, shareholders holding 16,747,200 shares (approximately 62%) of the shares of our Common Stock outstanding at such time consented in writing, without a meeting, to change our Company's name from Diversifax, Inc. to Gulf Resources, Inc. On or about January 26, 2007, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter, and, on February 20, 2007, we intend to implement the name change as described above.

SHARE EXCHANGE AGREEMENT

On February 5, 2007, the Company entered into, and consummated, the Share Exchange Agreement with UCG, SCHC, Shouguang Yuxin Chemical Industry Company Limited ("SYCI"), and the shareholders of SYCI (the "SYCI Shareholders"), pursuant to which SCHC acquired SYCI from the SYCI Shareholders in exchange for issuance by the Company of 16,188,118 shares of Common Stock of the Company to the SCYI Shareholders, which was divided proportionally among the SCYI Shareholders in accordance with their respective ownership interests in SCYI immediately before the completion of the Share Exchange Transaction, and non-interest bearing promissory notes in the aggregate principal amount of $2,550,000 to the SYCI Shareholders (the "Share Exchange Transaction").

As a result of the Share Exchange Transaction, SYCI became a wholly owned subsidiary of the SCHC, which, in turn, made the Company the indirect owner of SYCI. A summary of the Share Exchange Transaction, as well as the material terms and conditions of the Share Exchange Agreement, are set forth in the Company's Current Report on 8K, dated February 9, 2007.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

2. Subsequent Events (continued)

     Diversifax, Inc. and Subsidiaries (DSFX) Unaudited Pro Forma Financial
                                   Statements

The following unaudited pro forma financial statements for DSFX have been prepared to illustrate the acquisition of Shouguang Yuxin Chemical Industry Co., Limited (YUXIN) in a merger transaction. Since the ownership of DSFX and YUXIN are the same, the merger is accounted for as a transaction between entities under common control, whereby DSFX recognized the assets and liabilities transferred at their carrying amounts.

The unaudited pro forma financial information combines the historical financial information of DSFX and YUXIN as of and for the year ended December 31, 2005 and for the nine months ended September 30, 2006. The unaudited pro forma balance sheet as of September 30, 2006 assumes the merger was completed on that date. The unaudited pro forma statements of operations give effect to the merger as if the merger had been completed on January 1, 2005.

Under the terms of the merger agreement, as of the effective dates describe therein, upon completion of the proposed merger, all shareholders of YUXIN will receive a total amount of 16,188,118 shares of voting common stock of DSFX in exchange for all shares of YUXIN common stock held by all shareholders. Also, upon the completion of the proposed merger, DSFX will be obligated to pay $2,550.000 to the original YUXIN shareholders, in accordance with non-interest bearing promissory notes issued by the DSFX to the original YUXIN shareholders.

In addition, the following unaudited pro forma financial statements for DSFX have been prepared to illustrate the previous acquisition of Upper Class Group Limited and Subsidiary in a merger transaction. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited and Subsidiary for the net monetary assets of DSFX, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal aquirer, DSFX, are those of the legal acquiree, Upper Class Group Limited and Subsidiary, which are considered to be the accounting acquirer.

The unaudited pro forma financial information combines the historical financial information of DSFX and Upper Class Group Limited as of and for the period ended December 31, 2005 and for the nine months ended September 30, 2006. The unaudited pro forma balance sheet as of September 30, 2006 assumes the merger was completed on that date. The unaudited pro forma statements of operations give effect to the merger as if the merger had been completed on January 1, 2005.

Under the terms of the merger agreement, as of the effective dates describe therein, upon completion of the proposed merger, all shareholders of Upper Class Group Limited received a total amount of 26,500,000 shares of voting common stock of DSFX in exchange for all shares of Upper Class Group Limited common stock held by all shareholders.

These unaudited pro forma financial statements are for information purposes only. They do not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed dates or for the periods presented, or which may be realized in the future. The accounting adjustments reflected in these unaudited pro forma consolidated financial statements included herein are preliminary and are subject to change. The accompanying notes are an integral part of these pro forma consolidated financial statements.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

2.      Subsequent Events (continued)

                             Proforma Balance Sheet
                                SEPTEMBER 30,2006
                                   (unaudited)

                                              DIVERSIFAX,       UPPER CLASS       Shouguang
                                              INC.              GROUP             Yuxin chemical    PRO-FORMA
                                              (8/31/06)         LTD AND SUB       Industry          ADJUSTMENT        Pro Forma
                 Assets

Current Assets

Cash                                                       0         3,296,672         2,312,835                           5,609,507
Prepayments and other receivables                          0                 0            11,394                              11,394
Accounts receivable                                        0                 0           136,561                             136,561
Inventories                                                0           148,610           419,686                             568,296
Prepaid land lease                                         0               496               506                               1,002
Due from related party                                     0                 0            47,294                              47,294
                                              --------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       0         3,445,778         2,928,276                           6,374,054
                                              ======================================================================================
Due from related party                                     0         1,166,340         1,266,000                           2,432,340
Property, plant and equipment, net                         0         2,129,095           790,376                           2,919,471
Prepaid land lease, net of current portion                 0            23,938            23,421                              47,359
Note receivable                                            0                 0                 0                                   0
                                              --------------------------------------------------------------------------------------
TOTAL ASSETS                                               0         6,765,151         5,008,073                          11,773,224
                                              ======================================================================================

   LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt and
notes payable                                              0                 0                 0                                   0
 Accounts payable and accrued expenses                     0            50,704           448,816                             499,520
Other current liabilities                                  0                 0                 0                                   0
Accrued payroll, stockholder                               0                 0                 0                                   0
Loan payable, officer/stockholder                          0                 0                 0                                   0
Due to director                                            0             9,111            50,417                              59,528
Due to related party                                       0            47,294                 0                              47,294
Taxes payable                                              0           921,433           460,468                           1,381,901
Note payable                                               0                 0                 0         2,550,000         2,550,000
                                              --------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  0         1,028,542           959,701         2,550,000         4,538,243
                                              ======================================================================================
Long-term debt and notes payables, less
current maturities                                         0                 0                 0                                   0
TOTAL LIABILITIES                                          0         1,028,542           959,701         2,550,000         4,538,243
                                              ======================================================================================

          STOCKHOLDERS'EQUITY
Paid-in capital                                            0         1,332,430         1,329,592           256,743         2,918,765
Retained earnings unappropriated                           0         3,239,875         1,684,042        (2,550,000)        2,373,917
Retained earnings-appropriated
      Statutory common reserve fund                        0           669,447           571,761                           1,241,208
      Statutory public welfare fund                        0           334,738           285,880                             620,618
Cumulative translation adjustment                          0           128,489           177,097                             305,586
Common stock, $0.001par value, 70,000,000
shares authorized; 43,205,380 shares
issued; 43,202,115 shares outstanding                    517            31,600                 0            11,088            43,205
Additional paid-in capital                        14,617,735                 0                 0       -14,617,735                 0
Accumulated deficit                              -14,349,904                 0                 0        14,349,904                 0
                                              --------------------------------------------------------------------------------------
                                                     268,348         5,736,609                 0                           6,004,957
                                              --------------------------------------------------------------------------------------
Less:Treasury stock; 3,265 shares at cost           -268,348                 0                 0                            -268,348
TOTAL STOCKHOLDERS'EQUITY                                  0         5,736,609         4,048,372                 0         9,784,981
                                              ======================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                  0         6,765,151         5,008,073                          11,773,224
                                              ======================================================================================

Pro-Forma Adjustments:

1.) To record the issuance of 26,500,000 shares of DSFX common stock to acquire Upper Class Group Limited.

2.) To record the issuance of 16,188,118 shares of DSFX common stock to acquire Shouguang Yuxin Chemical Industry Co., Limited and dividend payable

                                    PROFORMA
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                    30-Sep-06

                                                                              Upper Class       SHOUGUANG
                                                                              Group Limited     YUXIN CHEMICAL
                                                            DSFX              and sub           INDUSTRY          Pro Forma
REVENUE
     Net sales                                                           0        12,760,106        11,507,636        24,267,742
     Maintenance service income                                          0                 0           106,168           106,168
                                                                         0        12,760,106        11,613,804        24,373,910
                                                            --------------------------------------------------------------------
OPERATING EXPENSES                                                                                                             0
                                                                              --------------
    Cost of net sales                                                    0           7518749           8362876        15,881,625
                                                                              --------------
    General and administrative expenses                                  0           206,589           114,643           321,232
                                                            --------------------------------------------------------------------
                                                                         0         7,725,338         8,477,519        16,202,857
                                                            --------------------------------------------------------------------
INCOME FROM OPERATIONS                                                   0         5,034,768         3,136,285         8,171,053
                                                            --------------------------------------------------------------------
                                                                                                                               0
                                                                                                                               0
OTHER(INCOME)EXPENSES                                                                                                          0
     Rental income                                                       0                 0           -11,248           -11,248
     Other income                                                      -31                 0                 0               -31
     (Gain) on sale of investments                                 -64,002                 0                 0           -64,002
     Interest income                                                     0              -791              -423            -1,214
     Interest expense                                               30,054                 0                 0            30,054
                                                            --------------------------------------------------------------------
                                                                   -33,979              -791           -11,671           -46,441
                                                            --------------------------------------------------------------------

NETINCOME (LOSS) FROM DISCONTINUED OPERATIONS,NET OF TAX          -225,420                 0                 0          -225,420
INCOME TAXES                                                             0         1,653,018         1,085,311         2,738,329
NET INCOME (LOSS)                                                 -191,441         3,382,541         2,062,645         5,253,745
                                                            ====================================================================
EPS                                                                                                                         0.12
Weighted Average Number of Shares
Outstanding                                                                                                           42,780,618

                                    PROFORMA
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                    31-Dec-05

                                                          DSFX              Upper Class       SHOUGUANG
                                                          (year ended       Group Limited     YUXIN CHEMICAL
                                                          11/30/2005)       and sub           INDUSTRY          Pro Forma
REVENUE
     Net sales                                                 1,023,476        14,344,296         9,776,858        25,144,630
     Maintenance service income                                        0                 0         1,371,535         1,371,535
                                                                 1023476        14,344,296        11,148,393        26,516,165
                                                          --------------------------------------------------------------------
OPERATING EXPENSES
    Cost of net sales                                            331,301         9,095,301           7013513        16,440,115
    Depreciation expense                                           9,191                 0                 0
    General and administrative expenses                          511,139           304,451           797,879         1,613,469
                                                                                              --------------------------------
                                                                 851,631         9,399,752         7,811,392        18,062,775
                                                          --------------------------------------------------------------------
INCOME FROM OPERATIONS                                           171,845         4,944,544         3,337,001         8,453,390
                                                          --------------------------------------------------------------------

OTHER(INCOME)EXPENSES
     Rental income                                                     0                 0            14,666            14,666
     Other income                                                259,776                 0                 0           259,776
     (Gain) on sale of investments on Evolve One                -430,000                 0                 0          -430,000
     Interest income                                               6,984               446               415             7,845
     Interest expense                                            -42,005                 0                 0           -42,005
                                                                            --------------------------------------------------
                                                                -205,245               446            15,081          -189,718
                                                          --------------------------------------------------------------------

NETINCOME (LOSS) FROM DISCONTINUED OPERATIONS,NET OF TAX               0                 0                 0                 0
INCOME TAXES                                                           0         1,632,760         1,048,512         2,681,272
NET INCOME (LOSS)                                                -33,400         3,312,230         2,303,570         5,582,400
                                                          ====================================================================
EPS                                                                                                                       0.12
Weighted Average Number of Shares Outstanding                                                                       43,511,701

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

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

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities or less then 50% interest with the ability to exercise significant influence over the other entity's operating and financial activities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities. Non-marketable investments in which the Company has less than 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost. Both methods require periodic review of the investment for impairment.

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

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

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

Options were generally granted at the fair market value of the stock on the date of grant, and generally have immediate vesting. During the year ended November 30, 2006, there were no options granted or exercised. All outstanding options to purchase shares were rescinded pursuant to the Stock Purchase Agreement dated August 25, 2006, except for 950 (post-split) options.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the year ended November 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), there was no impact to our loss from operations, and basic and diluted earnings per share for the year ended November 30, 2006.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

3. Significant Accounting Policies (continued)

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

                                                         2006          2005
                                                     ------------  -------------
Dividend yield                                            0.00%        0.00%
 Expected volatility                                    255.00%      421.00%
 Risk-free interest rate                                  4.17%        4.17%

 Expected life of options                             5-7 years    5-7 years
 Grant date fair value                                  $    --      $    --

At November 30, 2006, there was no unrecognized compensation cost related to share-based payments.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

3. Significant Accounting Policies (continued)

The following table represents stock option activity (post reverse stock split) for the year ended November 30, 2006:

                                                            Weighted Average
                                                           ---------------------
                                                                      Remaining
                                             Number of     Exercise  Contractual
                                              Shares        Price      Life
                                             ---------     --------  -----------
Options Outstanding - December 1, 2005          157,080    $  0.01
Granted                                              --
Exercised                                            --
Forfeited                                            --
Rescinded (*)                                  (156,130)
                                             -----------------------------------
Outstanding Exercisable - November 30, 2006         950    $  0.05    3.58 years
                                             ===================================

(*) These options have been rescinded in terms of the Stock Purchase Agreement, dated August 25, 2006.

The outstanding stock options were excluded from weighted average common shares outstanding, for the purpose of calculating earnings per share, since they are anti-dilutive.

Revenue from the Company's self-service coin and card reader operated photocopy machines was principally recognized at the time payment is received. Revenue from the Company's scanner units was recognized when the product was shipped.

Deferred revenue was recorded for amounts received but not earned as of the balance sheet dates. Income from these transactions was recognized as earned or on a straight-line basis over the term of the contract.

The Company considers that the carrying amount of assets and liabilities approximates their fair value.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

3. Significant Accounting Policies (continued)

Earnings per share: Basic EPS is calculated based upon the weighted average number of shares outstanding during the period, while diluted EPS also gives effect to all potential dilutive common shares outstanding during each period such as common stock options and warrants. All options and warrants were rescinded pursuant to the Asset Transfer Debt Resolution Agreement, other than 950 (post-split) options.

On September 19, 2006, the Board of Directors authorized a 100-for-1 reverse stock split of the company's $.001 par value common stock. As a result of the split, no additional shares were issued. Common stock value was reduced by approximately $51,400 to reflect the reduced number of shares, off set by an equal corresponding increase in additional paid-in capital. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2006 and 2005 have been restated to reflect the stock split.

4. Impact of Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB No. 140" (SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

4. Impact of Recently Issued Accounting Pronouncements (continued)

adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its consolidated operations.

In September 2006, SFAS 158, "Employers' Accounting for Defined Benefit Pensions and Other Post-Retirement Plans" ("SFAS 158"), was issued by the Financial Accounting Standards Board ("FASB") and is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occurred through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement or financial position, with limited exceptions. We anticipate that SFAS 158 will not have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for out 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements. The adoption of SAB No. 108 is not expected to have a material impact on the consolidated financial statements.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

4. Impact of Recently Issued Accounting Pronouncements (continued)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007 and cannot reasonably estimate the impact of this interpretation at this time.

5. Note Receivable

During 2005, the Company entered into a non-interest bearing note receivable for $31,850 in connection with the sale of equipment to a former employee. The note requires 182 weekly installments, and matures November 2008. This note is not collateralized. During 2006, the Company accepted full settlement of the note balance as part of the asset Transfer and Debt Resolution Agreement.

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

6. Investments

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

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

6. Investments (continued)

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

7. Equipment and Vehicles

The Company sold all of its assets, including equipment and vehicles, in exchange for the assumption and forgiveness of all its debt as of August 10, 2006 per the terms of the Asset Transfer and Debt Resolution Agreement.

8. Related Party Transactions

Notes Payable and Long-Term Debt The board of directors decided on August 10, 2006 to discontinue operations, and has eliminated all of the debt of the Company. This was achieved by exchanging the operations of the Company, as well as all of its assets and liabilities for forgiveness of the debt owed to Dr. I.
A. Horowitz pursuant to the terms of the Asset Transfer and Debt Resolution Agreement.

Expenses The company is not currently operating and management activities are minimal. There have been no charges for management or overhead, as there has not been material activities.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

9. Discontinued Operations

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

Since all of the revenue producing assets were sold, discontinuing operations, the financial operations have been restated for comparative purposes. The comparative operations were as follows:

DIVERSIFAX INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

                                                         For the Year Ended
                                                            November 30,
                                                    ----------------------------
                                                       2006             2005
                                                    -----------      -----------
SALES
  Coin and leasing revenue                          $   359,174      $   587,305
  Service fees                                                           436,171
                                                    -----------      -----------
                                                        359,174        1,023,476
                                                    -----------      -----------

COSTS AND EXPENSES
  Cost of Sales                                         153,148          331,301
  Depreciation                                            6,893            9,191
  Selling, general & administrative                     424,553          511,139
                                                    -----------      -----------
                                                        584,594          851,631
                                                    -----------      -----------
(LOSS) INCOME FROM DISCONTINUED OPERATIONS          $  (225,420)     $   171,845
                                                    ===========      ===========

The Asset Transfer and Debt Resolution Agreement, dated August 10, 2006 effectively eliminated all of the debt of the Company through the exchanging all of its assets and liabilities for forgiveness of the debt owed to Dr. I. A. Horowitz. Presented below is a summary of the Asset transfer and Debt Resolution Agreement. The net debt forgiveness was treated as an increase to capital.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

9. Discontinued Operations (continued)

Asset Sale - Summary of Asset Sale

Distribution of assets:
  Cash                                                              $    15,000
  Notes Receivable                                                       20,000
  Equipment and vehicles, net                                            16,000
                                                                    -----------
                                                                         51,000
                                                                    -----------
Assumption of debt:
  Accounts Payable & Accrued Expenses                               $   (18,000)
  Debt, vehicles                                                        (16,000)
  Loan payable, officer/stockholder                                  (2,247,000)
  Accrued payroll, stockholder                                         (295,000)
                                                                    -----------
                                                                     (2,576,000)
                                                                    -----------
Net forgiveness of Debt                                             $(2,525,000)
  (increase to additional paid in capital)                          ===========


10. Warrants and Options

The Company grants warrants and options to purchase shares of its common stock to various employees and other individuals based on the discretion of the Company's Board of Directors.

11. Income Taxes

The Company has incurred significant operating losses since its inception that have been carried forward for income tax purposes and, therefore, no tax liabilities have been incurred for the years presented. These operating losses and other timing differences give rise to deferred tax assets as follows:

                                                                2006
                                                             ----------
          Deferred tax assets:
            Net operating loss                               $3,022,800
            Valuation allowance                              (3,022,800)
                                                             ----------

          Net deferred tax assets                                     0
                                                             ----------

          Deferred tax liabilities:

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

11. Income Taxes (continued)

           Depreciation                                         0
                                                         --------

         Net deferred tax liabilities                    $      0
                                                         ========
         Net deferred taxes                              $      0
                                                         ========

Differences between the federal benefit computed at a statutory rate and the Company's effective tax rate and provision are as follows:

                                                             2006        2005
                                                          ---------------------
Statutory provision                                       $(65,100)    $(11,300)
Penalties assessed by government                               100          300
State tax provision, net of federal effect                  (9,500)      (1,600)
Increase in deferred income tax valuation allowance         74,500       12,600
                                                          ---------------------
                                                          $      0     $      0
                                                          =====================

The Company has available at November 30, 2006 approximately $7.7 million of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $3.0 million in the future. These operating loss carryforwards begin expiring in November 2009. Income tax benefits resulting from these carryforwards are limited, due to ownership changes. Under the Internal Revenue Code Section 382 the limitations on the net operating losses would be approximately $27,500 per year for 20 years for a total of approximately $550,000. Subsequent events, involving changes in ownership, may further limit these benefits.

The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

12. Contingencies, Commitments, and Concentrations

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

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

12. Contingencies, Commitments, and Concentrations (continued)

During the fiscal years ended November 30, 2006 and 2005, revenues derived from two of the Company's Copier customers, a public library and a college located in New York City, amounted to approximately 43 percent of the Company's revenues.

The Company rented office space on a month-to-month basis. The total rent expense for the years ended November 30, 2006 and 2004 were $26,322 and $52,755, respectively.

13. Issue of Stock

On July 20, 2006, Diversifax issued a total of 25,000,000 shares (pre reverse split) of its common stock to Dr. Irwin Horowitz, Diversifax's chief executive officer, who is an accredited investor. Dr. Horowitz purchased the shares at $0.017 per share, for an aggregate purchase price of $425,000. He paid the consideration by reducing the Company's preexisting liability to him. Prior to the transaction, Dr. Horowitz owned approximately 64% of the Company's outstanding common stock. After the transaction, Dr. Horowitz owned approximately 81% of the Company's outstanding common stock. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under and was not underwritten.

14. Reverse Stock Split

The Company implemented a reverse stock split of our capital stock effective as of the open of trading on Monday, October 23, 2006. In the reverse stock split each 100 shares of the Company's issued and outstanding common stock was automatically combined and became one share of common stock. The reverse stock split did not change the authorized number of shares of Common Stock, and there was no change in the par value of our Common Stock. Any of our stockholders who, as a result of the reverse split, would hold a fractional share of Common Stock will receive a whole share of Common Stock in lieu of such fractional share. The reverse stock split reduced the 51,726,200 of shares of Common Stock which we have outstanding on a fully diluted basis immediately prior to the effectiveness of the reverse stock split to 517,262 shares of Common Stock.

15. Amendments to Articles of Incorporation or Bylaws

Change in Fiscal Year On October 19, 2006 the Board of Directors of Diversifax, Inc. unanimously adopted resolutions to change its fiscal year end from November 30 to December 31.

                        Diversifax, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended November 30, 2006 and 2005

15. Amendments to Articles of Incorporation or Bylaws (continued)

Change in Corporate Name

In January 2007, shareholders holding 16,747,200 shares (approximately 62%) of the shares of our Common Stock outstanding at such time consented in writing, without a meeting, to change our Company's name from Diversifax, Inc. to Gulf Resources, Inc. On or about January 26, 2007, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter, and, on February 20, 2007, we intend to implement the name change as described above.