Form 10KSB
period 2006-12-31
GULF RESOURCES, INC.
filed 2007-03-27
CIK 885462

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-20936

                              GULF RESOURCES, INC.
                    ----------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                      13-3637458
--------------------------------           -------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

       Chenming Industrial Park, Unit - Haoyuan Chemical Company Limited,
                     Shouguang City, Shandong, China 262714
                    (Address of Principal Executive Offices)

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

The issuer's revenues for its most recent fiscal year: $17,825,097.

As of March 22, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer was $21,052,644, based on the closing price of $2.00 per share of its common stock on the OTC Bulleting Board on March 22, 2007. As of March 22, 2007, 48,195,340 shares of the issuer's common stock, par value $.001 per share were outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

Documents incorporated by reference: None

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Cautionary Notice Regarding Forward Looking Statements

      Gulf Resources, Inc. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

      On December 11, 2006 (the "Effective Date"), the Company consummated that certain Agreement and Plan of Merger, dated as of December 10, 2006, by and among the Company, DFAX Acquisition Vehicle, Inc. ("DFAX"), a wholly owned subsidiary of the Company, Upper Class Group Limited ("UCG"), and the shareholders of UCG (the "Merger Agreement"), whereby DFAX merged with and into UCG and the UCG Shareholders received 26,500,000 shares of Common Stock of the Company in exchange for their shares of UCG (the "Merger Transaction"), which were divided proportionally among the UCG Shareholders in accordance with their respective ownership interests in UCG immediately before the consummation of the Merger Transaction. As a result of the Merger Transaction, UCG, the surviving corporation, became the Company's wholly owned subsidiary, and DFAX ceased to exist. UCG owns all of the issued and outstanding capital stock of Shouguang City Haoyuan Chemical Company Limited, a company organized under the laws of China ("SCHC").

      As a result of the Merger Transaction, a change of control of the Company occurred as of the Effective Date. Prior to the Effective Date, the controlling shareholder of Company was Yu, who held approximately 70% of the then issued and outstanding shares of Common Stock of the Company. As of the Effective Date, the UCG Shareholders became the controlling shareholders of the Company, owning in the aggregate 98% of the issued and outstanding shares of Common Stock of the Company as of the Effective Date. Ming Yang ("Yang"), the Company's present Chairman and Chief Executive Officer acquired 5,024,000 shares of the Common Stock of the Company. After giving effect to the Merger Transaction, Yang held 18.6% of the then-issued and outstanding shares of the Common Stock of the Company.

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

Shouguang Yuxin Chemical Industry Company Limited

      SYCI, a company organized under the laws of China, is engaged in manufacturing and sales of chemical products, with its headquarters located in Shouguang City at 2nd Living District, Qinghe Oil Factory, Shouguang City, Shandong Province, China. The company has certified with ISO9001-2000 and received the Quality Products and Services Guarantee Certificate from China Association for Quality, accredited by the Shandong as the Provincial Credit Enterprises and is a Class One supplier for both China Petroleum & Chemical Corporation (SINOPC) and PetroChina Company Limited. SYCI has been engaged in the product innovation and R&D projects with Shandong University, Shandong Institute of Light Industry, Southeast University and other higher education institutions. SYCI also has hired 3 college professors and 3 professionals who hold PhD degree to lead their R& D department.

      SYCI concentrates its effort on the production and sale of chemical products that arein use in oil and gas field explorations, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents, and inorganic chemical. SYCI also spends a high amount of R&D on commonly used chemical products as well as medicine intermediates. Currently, SYCI's annual productions of oil & gas field explorations and related chemical products are over 10,000 tons, and papermaking-related chemical products are over 7,000 tons. The sales of these products are mainly distributed to large domestic papermaking manufacturers and major oilfields such as Shengli Oilfield, Daqing Oilfield, Zhongyuan Oilfield, Huabei Oilfield, and Talimu Oilfields.

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

We have not and do not anticipate paying any dividends on our common stock; because of this our securities could face devaluation in the market.

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

The inability to successfully manage the growth of our business may have a material adverse effect on our business, results or operations and financial condition.

      We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. Such activities could result in increased responsibilities for management.

      Our future success will be highly dependent upon our ability to manage successfully the expansion of operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, union relationships, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. There can be no assurance that we will be able to identify, attract and retain experienced accounting and financial personnel.

      Our future success depends on our ability to address potential market opportunities and to manage expenses to match our ability to finance operations. The need to control our expenses will place a significant strain on our management and operational resources. If we are unable to control our expenses effectively, our business, results of operations and financial condition may be adversely affected.

The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our results.

      As part of our business strategy, we expect to acquire assets and businesses relating to or complementary to our operations. These acquisitions will involve risks commonly encountered in acquisitions. These risks include, among other things, exposure to unknown liabilities of the acquired companies, additional acquisition costs and unanticipated expenses. Our quarterly and annual operating results will fluctuate due to the costs and expenses of acquiring and integrating new businesses. We may also experience difficulties in assimilating the operations and personnel of acquired businesses. Our ongoing business may be disrupted and our management's time and attention diverted from existing operations. Our acquisition strategy will likely require additional debt or equity financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, that we will be able to integrate such acquisition successfully.

We depend on revenues from a few significant relationships, and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

      In general, the Company has derived a material portion of its revenue from a limited number of customers and suppliers. We expect that in future periods we may enter into contracts with customers and suppliers which represent a significant concentration of our revenues. If such contracts were terminated, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers and suppliers. Any adverse change in our relationship with such customer could have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. We cannot be sure that we will be able to retain our largest customers and suppliers or that we will be able to attract additional customers and suppliers, or that our customers and suppliers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers or suppliers, any reduction or interruption in sales to these customers or suppliers, our inability to successfully develop relationships with additional customers or suppliers or future price concessions that we may have to make, could significantly harm our business.

Attracting and retaining key personnel is an essential element of our future success.

      Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate executive and other key employees, including those in managerial, technical, marketing and information technology support positions. Attracting and retaining skilled workers and qualified sales representatives is also critical to us. Experienced management and technical, marketing and support personnel in the defense and aerospace industries are in demand and competition for their talents is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2: DESCRIPTION OF PROPERTY

      Presently, our executive offices are located in China at Unit - Haoyuan Chemical Company Limited, Chenming Industrial Park, Shouguang City, Shandong, P.R. China. The headquarters building is located on approximately 17,342 square meters of state-owned land owned by Shouguang City Wo Pu Town Ba Mian He Village. The lease for the land expires on March 31, 2054. The annual rent for the land is RMB 46,230, or approximately US$5,778.75. The building area is approximately 3,335 square meters and is owned by SCHC.

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

      In January 2007, shareholders holding 16,747,200 shares (approximately 62%) of the shares of our Common Stock outstanding at such time consented in writing, without a meeting, to change our Company's name from Diversifax, Inc. to Gulf Resources, Inc. On or about January 26, 2007, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter, and, on February 20, 2007, we changed our name as described above.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the over-the-counter market (the OTC Bulletin Board) with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ), Small Cap Market, under the symbol "GUFR."

      As March 15, 2007, there were approximately 291 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

      The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock during the fiscal year ended December 31, 2006. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

            Quarterly summary of stock price for the last fiscal year
--------------------------------------------------------------------------------
                                      High                  Low
                                      ----                  ---
                Q1 2006              $ 1.00               $ 0.50
                Q2 2006              $ 1.50               $ 1.00
                Q3 2006              $ 5.50               $ 1.30
                Q4 2006              $ 1.50               $ 1.10

      Additionally, the Company is authorized to issue 1,000,000 shares, $0.001 par value, of Preferred Stock. As of the date of this Annual Report, no shares of Preferred Stock were issued or outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

PLAN OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended December 31, 2006. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects", "intends", "may", or "should" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

      In the last quarter of the fiscal year ended December 31, 2006, the Company consummated the Merger Transaction, whereby the Company acquired UCG and SCHC from the shareholders of UCG in exchange to the issuance of 26,500,000 shares of the Company's common stock to the shareholders of UCG. The Merger Transaction is treated as a capital transaction, rather than a business combination, and is equivalent to the issuance of stock by UCG for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Merger Transaction will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. The operations of the Company will continue as that of UCG and SCHC.

      In addition to the Merger Transaction, the Company, subsequent to the fiscal year ended December 31, 2006, the Company consummated the Share Exchange Transaction, whereby the Company acquired SYCI from the SYCI Shareholders in exchange for the issuance of 16,188,118 shares of the Company's common stock to the SYCI Shareholders.

      The financial statements of SYCI are incorporated by reference into this Report; reference is made to the Company's Report on Form 8-K dated February 5, 2007, for information regarding financial results for SYCI. For the immediate future the Company intends to focus its efforts on the activities of SCHC and SYCI. The Company's short to mid-term strategic plan is to focus on Chinese domestic market expansion. The Company's long-term strategic goal is to expand its market to overseas countries.

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

RESULTS OF OPERATIONS PERIOD ENDED DECEMBER 31, 2006 and 2005

-----------------------------------------------------------------------------------------------------------------
                                                      For the year ended              For the period May 18, 2005
                                                      December 31, 2006               through December 31, 2005
-----------------------------------------------------------------------------------------------------------------
Net Sales                                             $17,825,097                     $14,344,296

Cost of net sales                                     $10,481,566                     $9,095,301

Gross profit                                          $7,343,530                      $5,248,994

General and Administrative expenses                   $5,614,783                      $304,450

Income from operations                                $1,728,746                      $4,944,544

Other revenue                                         $5,989                          $445

Income before taxes                                   $1,734,736                      $4,944,990

Income Taxes                                          $572,462                        $1,632,760

-----------------------------------------------------------------------------------------------------------------
Net Income                                            $1,162,273                      $3,312,229
-----------------------------------------------------------------------------------------------------------------

Net Sales

Net sales were $17,825,697 in the year ended December 31, 2006 (the "Fiscal 2006, an increase of $3,480,801 (or approximately 24%) of the net sales of $14,344,296 in the period ended December 31, 2005 (the "Fiscal 2005"). The increase in net sales was attributable to the production activity in Fiscal 2005 of seven months, whereas in Fiscal 2006 there were twelve months of production. Monthly production and sales in Fiscal 2006 was below that of Fiscal 2005, because the concentration of bromine in the ground decreased in Fiscal 2006 after the initial exploitation in Fiscal 2005. Furthermore, the price of bromine was more stable during Fiscal 2006. Our net sales for the period were derived wholly from the sales of bromine. No sales of crude salt were included, as all the crude salt plants were only completed in December 2006.

The Company focused on larger value of sales transactions to increase efficiency during the year. Therefore, sales were made to the large customers with large orders. Two of the Company customers represented 74% of the total sales in Fiscal 2006 as compared to 60% in Fiscal 2005.

Cost of net sales

Cost of net sales was $10,481,566 in Fiscal 2006, an increase of $1,386,265 (or approximately 15%) from the cost of net sales of $9,095,301 in Fiscal 2005. The increase in the cost of net sales resulted from an increase in the cost of electricity. However, the cost of net sales decreased from approximately 63% of net sales in Fiscal 2005 to approximately 59% of net sales in Fiscal 2006. This improvement cost of net sales percentage was attributable to an improved learning curve of newly trained employees, a greater final bromine yield and the introduction of an advanced integrated production process in Fiscal 2006.

As noted above the cost of electricity increased in Fiscal 2006 to $2,738,295, as compared to $1,062,181 in Fiscal 2005. The significant increase of 158% in Fiscal 2006 compared to Fiscal 2005 was mainly due to the fact that SCHC shared electricity with its supplier, (Shengli Oilfield), and supplier recharged SCHC at a lower price in Fiscal 2005. No such sharing was in place for Fiscal 2006, and SCHC paid at the standard rate to the local electricity company. Also included in the cost of net sales is amortization of prepaid lease payments. The land that the Company uses for the manufacture of bromine is leased for 50 years ending on March 31, 2054. Cost of net sales included raw material consumed, direct salaries and welfare, and other manufacturing costs.

Two of the Company's largest suppliers represented 74% of the total purchases in Fiscal 2006 as compared to 61% in Fiscal 2005. The top five suppliers in Fiscal 2006 represented 100% of the total purchases, whereas in Fiscal 2005, the top five suppliers represented 79% of the total purchases. The increase in percentage of top five suppliers indicates that SCHC has built up good relationships and improved our business reputation among the suppliers, thereby increasing suppliers' confidence when trading with the Company.

Gross Profit

Gross profit was $7,343,530 in Fiscal 2006, an increase of $2,094,535 (or approximately 40%) from gross profit of $5,248,994 in Fiscal 2005. The gross profit increased from approximately 36% of net sales in Fiscal 2005 to approximately 41% of net sales in Fiscal 2006. This improvement in gross profit percentage was mostly due to more effective use of raw materials and recyclable packaging materials. In addition, the increase was also attributable to the shipping costs being borne by the Company's customers.

General and Administrative Expenses

General and administrative expenses were $5,614,784 in Fiscal 2006, an increase of $5,310,333 (or approximately 1,744%) from the general and administrative expenses of $304,451 in Fiscal 2005. This significant increase in general and administrative expenses was mostly due to consulting expenses of $5,344,295 which were incurred Fiscal 2006. The company issued 4,413,450 shares of the common stock in March 2007 as a payment for consulting fees. The consulting fees accounted for 95% of total general and administrative expenses in Fiscal 2006. Unless we will have future acquisitions, we expect the general and administrative expenses to be much lower in the year ending December 31, 2007.

Income from Operation

Income from operation was $1,734,736 in Fiscal 2006, a decrease of $3,215,798 (or approximately 65%) from income from operation of $4,944,544 in Fiscal 2005. The decrease of income from operation in Fiscal 2006 resulted primarily from the increase of general and administrative expenses as discussed above.

Net Income

Net income was $1,162,273 in Fiscal 2006, a decrease of $2,149,957 (or approximately 65%) from net income of $3,312,229 in Fiscal 2005. This decrease of net income in Fiscal 2006 resulted primarily from the significant increase in the general and administrative expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The company meets its working capital and capital investment requirements mainly by using operating cash flows and, to a limited extent, bank loans. We believe that our cash requirements in the next twelve months will be met by our revenues from operations and our cash reserves.

We ended Fiscal 2006 with a cash position of $3,725,825. We had positive cash flow from operating activities of $3,466,559, primarily attributable to net income of $1,162,227 and an increase of accounts payable and accrued expenses of $5,703,271, with an offset by an increase in accounts receivable of $834,052 and an increase of income tax receivable of $1,169,196.

We had a decreased investing cash flow of $581,665. This aggregate change in the company's cash position resulted from amounts spent on investments in capital assets such as plant and equipment.

We had negative financing cash flow totaled $1,674,771. The negative financing cash flow is mainly due to the dividend payments of $2,450,680 and $71,822 due to directors which were partially offset by capital contribution from stockholders of $936,524.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital expenditures and business expansion through December 31, 2007. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new projects, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise such additional funds, we expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

      During the first quarter of the 2007 fiscal year, the Company acquired SYCI, as a result of the Share Exchange Transaction. The Company anticipates that it will generate sufficient revenues from SCHC and SYCI to fund its operations. If the Company were to need additional cash to fund operations, it could seek to raise such monies in the form of debt or equity. There can be no assurance that any such debt or equity would be available to the Company or, if available, the terms thereof.

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

      We have identified the policies below as critical to our business operations and the understanding of our financial results.

Revenue Recognition

      The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by a customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, the Company generally recognizes revenue at the time of shipment or delivery to the customer, and when the customer takes ownership and assumes the risk of loss based on shipping terms.

Income Taxes

      The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting from income taxes. Under the liability method, deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expenses is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Mineral Rights

      The Company follows FASB Staff Position amending SFAS No. 141 and 142 which provides that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights, granted on two pieces of land located in China, are recorded at cost and are amortized ratably over the 50-year term of the land leases. This method is equivalent to the units of production method since the proven and probable reserves of 780,000 tons exceed the expected production over 50 years (8,000-12,000 tons of annual practical capacity).

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108") SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The company is required to adopt the provisions of SAB No. 108 in fiscal 2006. The adoption of SAB No. 108 did not have a material impact on its consolidated financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures abut fair value measurements. The changes to current practice resulting from the application of SFAS no. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position and results of operations.

ITEM 7: FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section to this report on pages F-1 through F-13.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On February 20, 2007, the Company appointed the firm of Morison Cogen LLP ("New Auditor") as the Company's independent auditor and, as of such date, dismissed the firm of Pender Newkirk & Company LLP ("Former Auditor"), which had been serving as the Company's independent auditor up to such date. The New Auditor had been the auditor of UCG and SCHC prior to its engagement by the Company. The Former Auditor was the Company's auditor prior to the acquisition of the Company by UCG and SCHC.

      The reports of the Former Auditor on the Company's financial statements for the fiscal years ended November 30, 2005 and November 30, 2006 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that report of the Former Auditor on the Company's financial statements for the fiscal year ended November 30, 2005 expressed "substantial doubt about the Company's ability to continue as a going concern" and state that "The financial statements do not include any adjustments that might result from the outcome of this uncertainty". During the fiscal years ending November 30, 2005 and November 30, 2006 and the period from November 30, 2006 to February 20, 2007, the Company did not have any disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with the Former Auditor as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there have been no reportable events (as defined in Item 304 of Regulation S-K).

ITEM 8A: CONTROLS AND PROCEDURES

      The Company's management, under supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of controls and procedures related to the Company's reporting and disclosure obligations as of the end of the period covered by this Annual Report in Form 10-KSB. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective.

      There were no changes that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during fiscal year ended December 31, 2006 all filing requirements applicable to Reporting Persons were complied with, and no Form 5 is required.

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended December 31, 2006, 2005, and 2004. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below. For the purposes of this table, warrants are deemed to be equivalent of stock options.

                           Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
      Name         Year      Salary    Bonus   Stock     Option      Non-Equity       Change in      All Other            Total
       and                    ($)       ($)   Awards     Awards    Incentive Plan   Pension Value   Compensation           ($)
    Principal                                   ($)        ($)      Compensation         and            ($)
    Position                                                            ($)         Nonqualified
                                                                                       Deferred
                                                                                     Compensation
                                                                                       Earnings
                                                                                         ($)
       (a)          (b)       (c)       (d)     (e)        (f)           (g)             (h)            (i)                (j)
------------------------------------------------------------------------------------------------------------------------------------
     Irwin         2006   $93,750 (2)   N/A     N/A    1561.31 (3)       N/A             N/A            N/A        95,311,31 (2)(3)
  Horowitz (1)     2005   $125,000 (2)                 1561.31 (3)                                                 126,561.31 (2)(3)
                   2004   $125,000 (2)                 561.31 (3)                                                  125,561.31 (2)(3)
------------------------------------------------------------------------------------------------------------------------------------
 Juxiang Yu (4)    2006   $0            N/A     N/A        N/A           N/A             N/A            N/A        $0
                   2005   N/A                                                                                      N/A
                   2004   N/A                                                                                      N/A
------------------------------------------------------------------------------------------------------------------------------------
    Ming Yang      2006   $0            N/A     N/A        N/A           N/A             N/A            N/A        $0
Chairman & Chief   2005   $0                                                                                       $0
Executive Officer  2004   N/A                                                                                      N/A
------------------------------------------------------------------------------------------------------------------------------------
     Min Li,       2006   $4,487        N/A     N/A        N/A           N/A             N/A            N/A        $4,487
 Chief Financial   2005   $4,487                                                                                   $4,487
     Officer       2004   None                                                                                     None
------------------------------------------------------------------------------------------------------------------------------------
  Naihui Miao,     2006   $4,487        N/A     N/A        N/A           N/A             N/A            N/A        $4,487
   Secretary       2005   $4.487                                                                                   $4,487
                   2004   None                                                                                     None
------------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Horowitz, our former Chairman, Chief Executive Officer and President, resigned from all offices he held in, and as a Director of, the Company pursuant to the Purchase Agreement.
(2) Mr. Horowitz's salary for the years 2004, 2005 and 2006 was accrued and was waived pursuant to the Purchase Agreement.
(3) The options granted to Mr. Horowitz were cancelled and rescinded pursuant to the Purchase Agreement.
(4) Ms. Yu resigned from all offices (President and Secretary) she held in, and as director of, the Company pursuant to Merger Transaction.

      The following table indicates the total number and value of exercisable stock options held by the Named Executive Officers during the 2006 fiscal year.

               Outstanding Equity Awards at Fiscal Year-End Table

------------------------------------------------------------------------------------------------------------------------------------
                                          Option Awards                                                     Stock Awards
------------------------------------------------------------------------------------------------------------------------------------
Name                 Number of      Number of        Equity       Option      Option      Number     Market     Equity      Equity
                    Securities     Securities       incentive    Exercise   Expiration      of       Value    Incentive    Incentive
                    Underlying     Underlying         Plan         Price       Date       Shares       of        Plan        Plan
                    Unexercised    Unexercised       Awards:        ($)                  or Units    Shares    Awards:      Awards:
                      Options        Options        Number of                               of         or       Number      Market
                        (#)            (#)         Securities                              Stock     Units        of       or Payout
                    Exercisable   Unexercisable    Underlying                              That        of      Unearned    Value of
                                                   Unexercised                             Have      Stock     Shares,     Unearned
                                                    Unearned                                Not       That     Units or     Shares,
                                                     Options                              Vested      Have      Other      Units or
                                                       (#)                                  (#)       Not       Rights       Other
                                                                                                     Vested      That       Rights
                                                                                                      ($)      Have Not      That
                                                                                                                Vested     Have Not
                                                                                                                  (#)       Vested
                                                                                                                              ($)
        (a)             (b)            (c)             (d)          (e)         (f)         (g)       (h)         (i)         (j)
------------------------------------------------------------------------------------------------------------------------------------
Ming Yang  CEO       None             None             None         None       None         None       None      None        None
------------------------------------------------------------------------------------------------------------------------------------
Min Li  CFO          None             None             None         None       None         None       None      None        None
------------------------------------------------------------------------------------------------------------------------------------
Naihui Miao          None             None             None         None       None         None       None      None        None
Secretary
------------------------------------------------------------------------------------------------------------------------------------
Irwin Horowitz,      156,131 (1)      0                N/A          0.01       (1)          None       None      None        None
Former CEO
------------------------------------------------------------------------------------------------------------------------------------
Juxiang Yu, Former   None             None             None         None       None         None       None      None        None
President
------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The Company has 48,195,340 shares of Common Stock outstanding as of March 22, 2007. The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 22, 2007 by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

            Name and Address                                     Number of Shares of Stock              Percentage of
         Of Beneficial Owner (1)                                    Beneficially Owned                    Class (2)
         -----------------------                                    ------------------                    ---------
Ming Yang                                                              5,024,400 (3)                        10.4%
Min Li                                                                       0                                0%
Naihui Miao                                                                  0                                0%
Wenxiang Yu                                                             12,963,053                          26.9%
Shandong Haoyuan Industry Group Ltd.                                     8,249,465                          17.1%
Zhi Yang                                                                 3,349,600                           6.9%
First Capital Limited                                                    2,915,000                           6.0%
China US Bridge Capital Limited                                          2,650,000                           5.4%
Shenzhen Dingyi Investment Company Limited                               2,517,500                           5.2%

Executive Officers and Directors as a Group                            5,024,400 (3)                        10.4%

----------
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. The address for each beneficial owner is Chenming Industrial Park, Unit - Haoyuan Chemical Company Limited, Shouguang City, Shandong, China 262714.

(2) The percentages listed in the "Percent of Class" column are based upon 48,195,340 issued and outstanding shares of Common Stock.

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

      Pursuant to the Merger Transaction, Yang acquired 5,024,400 shares of the Company's common stock. After giving effect to the Merger Transaction, Yang held a total of 5,024,400 shares of the 27,017,262 shares of the Company's common stock then issued and outstanding, constituting, in the aggregate, 18.6% of the then issued and outstanding shares of the Company's common stock. Upon the completion of the Merger Transaction, Yang became an officer and director of the Company. In addition, Wenxiang Yu held a total of 5,024,400 shares of the 27,017,262 shares of the Company's common stock then issued and outstanding, constituting, in the aggregate, 18.6% of the then issued and outstanding shares of the Company's common stock.

      Pursuant to the Share Exchange Transaction, Wenxiang Yu acquired 7,938,653 shares of the Company's common stock. After giving effect to the Share Exchange Transaction, Wenxiang Yu held a total of 12,962,653 shares of the 43,205,380 shares of the Company's common stock issued and outstanding, constituting, in the aggregate, 30% of the issued and outstanding shares of the Common Stock.

      During the fiscal year ended December 31, 2005, SCHC, our subsidiary, advanced to Shanguang Hong Ye Economic Trading Co. Ltd. ("Hong Ye"), a company organized under the laws of China, of which Ming Yang, our Chairman and Chief Executive Officer, is the controlling stockholder and an executive officer and director, approximately $1,913,000, of which approximately $1,409,000 was repaid by Hong Ye, leaving a balance of $503,787 as of December 31, 2005. During the fiscal year ended December 31, 2006, SCHC advanced approximately $1,568,000 to Hong Ye, of which approximately $1,532,000 was repaid, leaving a balance of $540,081 as of December 31, 2006. On February 27, 2007, Hong Ye repaid the remaining balance on this loan in full.

ITEM 13: EXHIBITS

(a) Exhibits. The Exhibits are filed as part of, or incorporated by reference into this report.

Exhibit #                              Description
---------                              -----------

   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

      For fiscal year 2006 and fiscal year 2005, the aggregate fees billed by Morison Cogen LLP, our principal independent accounting firm, and Pender Newkirk & Company LLP, our former principal independent accounting firm, for professional services were as follows:

Morison Cogen                                        Fiscal Year Ended

                                 December 31, 2006             December 31, 2005

Audit Fees                                 $35,000                       $65,000
Tax Fees                                      None                        None
All Other Fees                                None                        None

Pender Newkirk                                       Fiscal Year Ended

                                 December 31, 2006             December 31, 2005

Audit Fees                                 $42,000                       $32,500
Tax Fees                                      None                        None
All Other Fees                                None                        None

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

                                                   GULF RESOURCES,  INC.


Date: March 23, 2007                               By: /s/ Ming Yang
                                                       -------------------------
                                                   Ming Yang
                                                   Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Company and in the capacities and on the date indicated.

Signature                                          Date


/s/ Ming Yang                                      March 23, 2007
----------------------
Ming Yang
Chairman and Chief Executive Officer


/s/ Min Li                                         March 23, 2007
----------------------
Min Li
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Naihui Miao                                    March 23, 2007
----------------------
Naihui Miao
Director and Secretary

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES

                                 C O N T E N T S

                                                                           PAGE
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     1


CONSOLIDATED BALANCE SHEETS                                                 2


CONSOLIDATED STATEMENTS OF OPERATIONS                                       3


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                             4


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                             5


CONSOLIDATED STATEMENTS OF CASH FLOWS                                       6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                7 - 13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Gulf Resources, Inc. (formerly Diversifax, Inc.) and Subsidiaries
Shouguang City, Shandong Province

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. (formerly Diversifax, Inc.) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2006 and for the period May 18, 2005 (date of inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf Resources, Inc. (formerly Diversifax, Inc.) and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period May 18, 2005 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States.


/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
March 2, 2007

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                                                 2006          2005
                                                              ----------    ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                        $3,725,824    $2,409,781
  Accounts receivable                                          1,187,727       325,193
  Inventories                                                     53,263        89,383
  Due from related party                                         540,081       503,787
  Prepaid land lease                                              11,923           496
  Income tax receivable                                        1,111,154            --
                                                              ----------    ----------
                                                               6,629,972     3,328,640

PROPERTY, PLANT AND EQUIPMENT, Net                             2,673,281     2,220,319

PREPAID LAND LEASE, Net of current portion                       582,231        23,808
                                                              ----------    ----------

TOTAL ASSETS                                                  $9,885,484    $5,572,767
                                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $6,148,974    $  330,472
  Due to director                                                     --        70,924
  Due to related party                                            15,384        46,322
  Taxes payable                                                  177,087     1,325,863
                                                              ----------    ----------

TOTAL LIABILITIES                                              6,341,445     1,773,581
                                                              ----------    ----------

                              STOCKHOLDERS' EQUITY

COMMON STOCK; $0.001 par value; 70,000,000 shares
  authorized; 27,017,322 and 26,500,000 shares issued and
  outstanding                                                     27,017        26,500

ADDITIONAL PAID-IN CAPITAL                                     1,355,413       419,900

RETAINED EARNINGS - UNAPPROPRIATED                             1,352,648     2,815,396

RETAINED EARNINGS - APPROPRIATED
  Statutory Common Reserve Fund                                  447,450       331,223
  Statutory Public Welfare Fund                                  223,725       165,611

CUMULATIVE TRANSLATION ADJUSTMENT                                137,786        40,556
                                                              ----------    ----------

TOTAL STOCKHOLDERS' EQUITY                                     3,544,039     3,799,186
                                                              ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $9,885,484    $5,572,767
                                                              ==========    ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEAR ENDED DECEMBER 31, 2006 AND
                   THE PERIOD MAY 18, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005

                                                        2006             2005
                                                    -----------      -----------

NET SALES                                           $17,825,097      $14,344,296
                                                    -----------      -----------

OPERATING EXPENSES
  Cost of net sales                                  10,481,567        9,095,301
  General and administrative expenses                 5,614,784          304,451
                                                    -----------      -----------
                                                     16,096,351        9,399,752
                                                    -----------      -----------

INCOME FROM OPERATIONS                                1,728,746        4,944,544

OTHER INCOME
  Interest income                                         5,990              446
                                                    -----------      -----------

INCOME BEFORE INCOME TAXES                            1,734,736        4,944,990

INCOME TAXES - current                                  572,463        1,632,760
                                                    -----------      -----------

NET INCOME                                          $ 1,162,273      $ 3,312,230
                                                    ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE                $      0.04      $      0.12
                                                    ===========      ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES                                   27,017,322       26,500,000
                                                    ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        YEAR ENDED DECEMBER 31, 2006 AND
                   THE PERIOD MAY 18, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005

                                                         2006            2005
                                                      ----------      ----------

NET INCOME                                            $1,162,273      $3,312,230

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustment                 97,230          40,556
                                                      ----------      ----------

COMPREHENSIVE INCOME                                  $1,259,503      $3,352,786
                                                      ==========      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEAR ENDED DECEMBER 31, 2006 AND
                   THE PERIOD MAY 18, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005

                                                                                                    Statutory
                                                       Number         Common        Additional       Common
                                                      of Shares       Stock      Paid-in Capital  Reserve Fund
                                                     -----------    -----------  ---------------  ------------
BALANCE AT MAY 18, 2005 (DATE OF INCEPTION)                   --    $        --    $        --     $        --

Initial capitalization                                26,500,000         26,500        419,900              --

Transfer to reserve funds                                     --             --             --         331,223

Cumulative translation adjustment                             --             --             --              --

Net income for the period ended December 31, 2005             --             --             --              --
                                                     -----------    -----------    -----------     -----------

BALANCE AT DECEMBER 31, 2005                          26,500,000         26,500        419,900         331,223

Issuance of common stock at merger                       517,322            517           (517)             --

Capital contribution                                          --             --        936,030              --

Transfer to reserve funds                                     --             --             --         116,227

Cumulative translation adjustment                             --             --             --              --

Dividend distribution                                         --             --             --              --

Net income for the year ended December 31, 2006               --             --             --              --
                                                     -----------    -----------    -----------     -----------

                                                      27,017,322    $    27,017    $ 1,355,413     $   447,450
                                                     ===========    ===========    ===========     ===========

                                                       Statutory     Retained       Cumulative
                                                        Public       Earnings      Translation
                                                     Welfare Fund    (Deficit)      Adjustment        Total
                                                     ------------   -----------    ------------    -----------
BALANCE AT MAY 18, 2005 (DATE OF INCEPTION)          $        --    $        --     $        --    $        --

Initial capitalization                                        --             --              --        446,400

Transfer to reserve funds                                165,611       (496,834)             --             --

Cumulative translation adjustment                             --         40,556          40,556

Net income for the period ended December 31, 2005             --      3,312,230              --      3,312,230
                                                     -----------    -----------     -----------    -----------

BALANCE AT DECEMBER 31, 2005                             165,611      2,815,396          40,556      3,799,186

Issuance of common stock at merger                            --             --              --             --

Capital contribution                                          --             --              --        936,030

Transfer to reserve funds                                 58,114       (174,341)             --             --

Cumulative translation adjustment                             --             --          97,230         97,230

Dividend distribution                                         --     (2,450,680)             --     (2,450,680)

Net income for the year ended December 31, 2006               --      1,162,273              --      1,162,273
                                                     -----------    -----------     -----------    -----------

                                                     $   223,725    $ 1,352,648     $   137,786    $ 3,544,039
                                                     ===========    ===========     ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEAR ENDED DECEMBER 31, 2006 AND
                   THE PERIOD MAY 18, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005

                                                             2006            2005
                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $ 1,162,273     $ 3,312,230
  Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation and amortization                          213,092         108,605
      (Increase) decrease in assets
        Accounts receivable                                 (834,051)       (321,259)
        Inventories                                           38,346         (88,302)
        Prepaid land lease                                  (558,787)        (24,500)
        Income tax receivable                             (1,088,359)             --
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses              5,703,241         326,474
        Taxes payable                                     (1,169,196)      1,309,824
                                                         -----------     -----------

  Net cash provided by operating activities                3,466,559       4,623,072
                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                 (581,665)     (2,301,576)
                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in due to/from director                (71,822)         70,066
  Capital contribution                                       936,524         441,000
  Advances from related party                                (65,744)       (451,931)
  Dividends paid                                          (2,473,729)             --
                                                         -----------     -----------

  Net cash provided by (used in) financing activities     (1,674,771)         59,135
                                                         -----------     -----------

EFFECTS OF EXCHANGE RATE CHANGE ON CASH                      105,920          29,150
                                                         -----------     -----------

NET INCREASE  IN CASH                                      1,316,043       2,409,781

CASH - BEGINNING OF PERIOD                                 2,409,781              --
                                                         -----------     -----------

CASH - END OF PERIOD                                     $ 3,725,824     $ 2,409,781
                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:

      Income taxes                                       $ 2,580,363     $   735,701
                                                         ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Upper Class Group Limited was incorporated with limited liability in the British Virgin Islands on July 28, 2006 and was inactive until October 9, 2006 when Upper Class Group Limited acquired all the issued and outstanding stock of Shouguang City Haoyuan Chemical Company Limited ("Haoyuan"). Haoyuan is an operating company incorporated in Shouguang City, Shangdong Province, the People's Republic of China (the "PRC") on May 18, 2005. Since the ownership of Upper Class Group Limited and Haoyuan were the same, the merger was accounted for as a transaction between entities under common control, whereby Upper Class Group Limited recognized the assets and liabilities transferred at their carrying amounts.

On December 12, 2006, Gulf Resources, Inc. (formerly Diversifax, Inc.), a public "shell" company, acquired Upper Class Group Limited and its wholly-owned subsidiary, Haoyuan (together "Upper Class"). Under the terms of the agreement, all stockholders of Upper Class Group Limited received a total amount of 26,500,000 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of Upper Class Group Limited common stock held by all stockholders. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net monetary assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited and Subsidiary, which are considered to be the accounting acquirer. Share and per share amounts stated have been adjusted to reflect the merger.

Nature of the Business

Gulf Resources, Inc. and Subsidiary (the "Company"), manufactures and trades bromine and crude salt.

Reporting Currency

The Company's functional currency is Renminibi ("RMB"); however, the reporting currency is the United States dollar ("USD").

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates based on management's knowledge and experience. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Assets and liabilities of the Company have been translated using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Comprehensive Income

The Company follows the Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The fair value of financial instruments classified as current assets or liabilities, including cash, receivables, payables and due to director, approximates carrying value due to the short-term maturity of the instruments.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure. Concentrations of credit risk with respect to accounts receivable are limited since the Company performs ongoing credit evaluations of its customers' financial condition and due to the generally short payment terms.

Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, the Company has not provided for an allowance for doubtful accounts. As amounts become uncollectible, they will be charged to an allowance or operations in the period when a determination of uncollectibility is made.

Revenue Recognition

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, the Company generally recognizes revenue at the time of shipment or delivery to the customer, and when the customer takes ownership and assumes risk of loss based on shipping terms.

Asset Retirement Obligation

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. Currently, there are no reclamation or abandonment obligations associated with the land being utilized for exploitation.

Recoverability of Long Lived Assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's annual financial statements.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Rights

The Company follows FASB Staff Position amending SFAS No. 141 and 142 which provides that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives using the straight-line method at the following rates per annum:

      Buildings                                                20 years
      Plant and machinery                                       8 years
      Mineral rights                                           50 years
      Office furniture and equipment                            8 years

The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in the income statement.

Mineral rights, granted on two pieces of land located in the PRC, are recorded at cost. Mineral rights are amortized ratably over the 50 year term of the leases. This method is equivalent to the units of production method since the proven and probable reserves of 780,000 tons exceed the expected production over 50 years (8,000 - 12,000 tons of annual practical capacity).

Construction in progress represents manufacturing plants under construction. Construction in progress is stated at cost which includes the cost of construction and purchase cost of plant and machinery. Construction in progress for manufacturing plants is transferred to property, plant and equipment on the commissioning date. Manufacturing plants are considered to be commissioned when they are capable of producing saleable quality output in commercial quantities on an ongoing basis.

Prepaid Land Lease

Prepaid land lease is stated at cost and amortized over the period of the lease on the straight-line basis.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost which comprises direct materials and, where applicable, direct labor costs and those overhead costs that have been incurred in bringing the inventories and work in progress to their present locations and condition, is calculated using the first-in, first-out method. Net realizable value is based on estimated selling prices less estimated selling expenses.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Under the liability method, deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Benefits

The Company participates in employee social security plans, including pension, medical, housing and other welfare benefits, organized by the government authorities in accordance with relevant regulations. Except for the above social security benefits, the Company has no additional commitment to other employee welfare benefits.

According to the relevant regulations, premium and welfare benefit contributions are remitted to the social welfare authorities and are calculated based on percentages of the total salary of employees, subject to a certain ceiling. Contributions to the plans are charged to the income statement as incurred.

Shipping and Handling Fees and Costs

The Company follows Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the cost of net sales. For the year ended December 31, 2006 and for the period ended December 31, 2005, shipping and handling costs were $237,662 and $362,465, respectively.

Start-up Costs

Start-up costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company is required to adopt the provisions of SAB No. 108 in fiscal 2006. The adoption of SAB No. 108 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact their financial position and results of operations.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - INVENTORIES

Inventories consist entirely of raw materials used in the production of bromine.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                   2006            2005
                                                ----------      ----------

      Buildings                                 $  413,697      $   71,982
      Plant and machinery                        2,068,064       1,622,595
      Mineral rights                               501,326         484,784
      Office furniture and equipment                19,432          18,795
                                                ----------      ----------
                                                 3,002,519       2,198,156
      Less: Accumulated depreciation               329,238         108,605
                                                ----------      ----------
                                                 2,673,281       2,089,551
      Construction in progress                          --         130,768
                                                ----------      ----------

                                                $2,673,281      $2,220,319
                                                ==========      ==========

Depreciation and amortization expense for the year ended December 31, 2006 and for the period ended December 31, 2005 was $213,092 and $108,605.

NOTE 4 - PREPAID LAND LEASE

The prepaid land lease represents land use rights granted for the usage of three pieces of land located in the PRC for a term of 50 years. The prepaid lease is amortized on a straight-line basis over the term of the lease.

NOTE 5 - DUE FROM RELATED COMPANY

Amount represents receivable due from a company whose stockholder and director is also a stockholder and director of the Company. The amount was repaid in full to the Company on February 27, 2007.

NOTE 6 - DUE TO DIRECTOR

The amount due is unsecured, interest-free and with no stated repayment terms.

NOTE 7 - DUE TO RELATED PARTY

Amount represents payable due to a company whose stockholder and director is also a stockholder and director of the Company.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 8 - RETAINED EARNINGS - APPROPRIATED

In accordance with the relevant PRC regulations and the Company's Articles of Association, the Company is required to allocate its profit after tax to the following reserves:

Statutory Common Reserve Funds

The Company is required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the statutory common reserve funds until the balance reaches 50% of the registered share capital. This reserve can be used to make up any loss incurred or to increase share capital. Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital.

Statutory Public Welfare Funds

The Company is required each year to transfer 5% of the profit after tax as reported under the PRC statutory financial statements to the statutory public welfare funds. This reserve is restricted to capital expenditure for employees' collective welfare facilities that are owned by the Company. The statutory public welfare funds are not available for distribution to the stockholders (except on liquidation). Once capital expenditure for staff welfare facilities has been made, an equivalent amount must be transferred from the statutory public welfare funds to the discretionary common reserve funds.

NOTE 9 - OPERATING LEASE COMMITMENTS

The Company was obligated under a noncancellable operating lease for rental of motor vehicles expiring December 31, 2006 for annual minimum lease payments of approximately $15,000. The lease expired December 31, 2006, with an option to renew the lease. The lease was not renewed as of December 31, 2006.

The rent expense for the year ended December 31, 2006 and for the period ended December 31, 2005 was approximately $15,000.

NOTE 10 - INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The statutory PRC tax rate of 33% is equivalent to the Company's effective tax rate.

No provision for deferred taxes has been made as there were no material temporary differences at December 31, 2006 and 2005.

NOTE 11 - MAJOR SUPPLIER

During 2006, the Company purchased 77% of its products from three suppliers. At December 31, 2006, amounts due to those suppliers included in accounts payable were $641,232. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

During 2005, the Company purchased 89% of it products from four suppliers. At December 31, 2005, amounts due to those suppliers included in accounts payable were $39,600.

                GULF RESOURCES, INC. (formerly DIVERSIFAX, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 12 - CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers. During the year ended December 31, 2006, sales to the Company's four largest customers, based on net sales made to such customers, aggregated $16,670,873, or approximately 94% of total net sales, and sales to the Company's largest customer represented approximately 49% of total net sales. At December 31, 2006, amounts due from these customers were $1,187,727. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

For the period ended December 31, 2005, sales to these customers aggregated $12,660,000, or approximately 89% of total net sales, and sales to the Company's largest customer represented approximately 37% of total net sales. At December 31, 2005, amounts due from these customers were $325,193.

NOTE 13 - SUBSEQUENT EVENTS

On February 5, 2007, the Company acquired all of the issued and outstanding stock of Shouguang Yuxin Chemical Industry Co., Limited ("Yuxin"). Under the terms of the merger agreement, all of the stockholders of Yuxin will receive a total amount of 16,188,118 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of Yuxin's common stock held by all stockholders. Also, upon completion of the merger, Gulf Resources, Inc. will be obligated to pay a $2,550,000 dividend to the original stockholders of Yuxin. Since the ownership of Gulf Resources, Inc. and Yuxin are substantially the same, the merger will be accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. will recognize the assets and liabilities of Yuxin transferred at their carrying amounts.

As of December 31, 2006, the Company accrued $5,344,395 of consulting expense. In March 2007, the Company granted 4,413,450 shares of its common stock as payment for this accrued consulting liability.