Form 10QSB
period 2007-03-31
GULF RESOURCES, INC.
filed 2007-05-15
CIK 885462

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-20936

                              GULF RESOURCES, INC.
           (Exact name of small business as specified in its charter)

             Delaware                                    13-3637458
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

       CHENMING INDUSTRIAL PARK, UNIT - HAOYUAN CHEMICAL COMPANY LIMITED,
                     SHOUGUANG CITY, SHANDONG, CHINA 262714
                    (Address of principal executive offices)

                                  (310)470-2886
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,424,626 shares of Common Stock, $.001 per share, as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2007 AND DECEMBER 31, 2006

                                                                  March 31,     December 31,
                                                                     2007          2006
                                                                 -----------    -----------
                                                                 (Unaudited)     (Audited)
                               ASSETS

CURRENT ASSETS
  Cash                                                           $ 3,309,606    $ 5,692,608
  Accounts receivable                                              1,613,708      1,403,564
  Inventories                                                        526,544        470,615
  Deposits                                                         1,813,000             --
  Prepaid expenses                                                   862,888             --
  Due from related party                                                  --        555,464
  Prepaid land lease                                                  12,562         12,436
  Income tax receivable                                            1,076,204      1,111,154
                                                                 -----------    -----------
                                                                   9,214,512      9,245,841

PROPERTY, PLANT AND EQUIPMENT, Net                                 4,390,930      4,462,407

DUE FROM RELATED PARTY                                                    --        641,000

PREPAID LAND LEASE, Net of current portion                           608,822        605,820
                                                                 -----------    -----------

TOTAL ASSETS                                                     $14,214,264    $14,955,068
                                                                 ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $   937,450    $ 6,225,818
  Due to related party                                                32,230         15,384
  Taxes payable                                                      890,769        481,405
                                                                 -----------    -----------

TOTAL LIABILITIES                                                  1,860,449      6,722,607
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY

COMMON STOCK; $0.001 par value; 70,000,000 shares
  authorized; 48,645,340 and and 43,205,440 shares issued and
  outstanding                                                         48,645         43,205

ADDITIONAL PAID-IN CAPITAL                                         8,900,272      2,668,817

RETAINED EARNINGS - UNAPPROPRIATED                                 1,096,784      3,535,252

RETAINED EARNINGS - APPROPRIATED
  Statutory Common Reserve Fund                                    1,872,477      1,077,864
  Statutory Public Welfare Fund                                           --        538,932

CUMULATIVE TRANSLATION ADJUSTMENT                                    435,637        368,391
                                                                 -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                        12,353,815      8,232,461
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $14,214,264    $14,955,068
                                                                 ===========    ===========

          See accompanying notes to consolidated financial statements.

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                        2007             2006
                                                    -----------      -----------

REVENUE
  Net sales                                         $ 9,934,201      $ 7,458,453
  Maintenance service income                            129,126               --
                                                    -----------      -----------
                                                     10,063,327        7,458,453
                                                    -----------      -----------

OPERATING EXPENSES
  Cost of net revenue                                 6,024,702        4,781,647
  General and administrative expenses                   182,180          102,732
                                                    -----------      -----------
                                                      6,206,882        4,884,379
                                                    -----------      -----------

INCOME FROM OPERATIONS                                3,856,445        2,574,074
                                                    -----------      -----------

OTHER INCOME
Interest income                                           6,842              420
                                                    -----------      -----------

INCOME BEFORE INCOME TAXES                            3,863,287        2,574,494

INCOME TAXES - current                                1,306,474          874,921
                                                    -----------      -----------

NET INCOME                                          $ 2,556,813      $ 1,699,573
                                                    ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE                $      0.06      $      0.04
                                                    ===========      ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES                                   44,091,290       43,205,440
                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                         2007            2006
                                                      ----------      ----------

NET INCOME                                            $2,556,813      $1,699,573

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustment                 67,246          53,145
                                                      ----------      ----------

COMPREHENSIVE INCOME                                  $2,624,059      $1,752,718
                                                      ==========      ==========

          See accompanying notes to consolidated financial statements.

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2007

                                                                                                                 Statutory
                                                             Number            Common         Additional           Common
                                                            of Shares           Stock       Paid-in Capital     Reserve Fund
                                                          ------------      ------------      ------------      ------------
BALANCE AT DECEMBER 31, 2006 (AUDITED)                      43,205,440      $     43,205      $  2,668,817      $  1,077,864

Common stock issues as payment for accrued expenses          4,989,900             4,990         5,339,405                --

Common stock issuance for prepaid expenses                     450,000               450           892,050                --

Transfer to reserve funds                                           --                --                --           255,681

Transfer from Statutory Welfare Fund                                --                --                --           538,932

Cumulative translation adjustment                                   --                --                --                --

Dividend distribution                                               --                --                --                --

Net income for the three months ended March 31, 2007                --                --                --                --
                                                          ------------      ------------      ------------      ------------

BALANCE AT MARCH 31, 2007 (UNAUDITED)                       48,645,340      $     48,645      $  8,900,272      $  1,872,477
                                                          ============      ============      ============      ============

                                                            Statutory          Retained         Cumulative
                                                             Public            Earnings         Translation
                                                          Welfare Fund         (Deficit)         Adjustment           Total
                                                          ------------       ------------       ------------      ------------
BALANCE AT DECEMBER 31, 2006 (AUDITED)                    $    538,932       $  3,535,252       $    368,391      $  8,232,461

Common stock issues as payment for accrued expenses                 --                 --                 --         5,344,395

Common stock issuance for prepaid expenses                          --                 --                 --           892,500

Transfer to reserve funds                                           --           (255,681)                --                --

Transfer from Statutory Welfare Fund                          (538,932)                --                 --                --

Cumulative translation adjustment                                   --                 --             67,246            67,246

Dividend distribution                                               --         (4,739,600)                --        (4,739,600)

Net income for the three months ended March 31, 2007                --          2,556,813                 --         2,556,813
                                                          ------------       ------------       ------------      ------------

BALANCE AT MARCH 31, 2007 (UNAUDITED)                     $         --       $  1,096,784       $    435,637      $ 12,353,815
                                                          ============       ============       ============      ============

          See accompanying notes to consolidated financial statements.

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                        2007            2006
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 2,556,813     $ 1,699,573
  Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation and amortization                     116,414          49,899
      (Increase) decrease in assets
        Accounts receivable                            (195,170)        262,924
        Inventories                                     (50,963)         84,483
        Deposit                                      (1,806,140)             --
        Prepaid expense                                  29,612          (3,431)
        Prepaid land lease                                2,999             339
        Income tax receivable                            46,042              --
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses            (6,986)       (273,858)
        Taxes payable                                   402,952        (600,857)
                                                    -----------     -----------

  Net cash provided by operating activities           1,095,573       1,219,072
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                  --         (10,844)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in due to/from director                --         (61,622)
  Capital contribution                                   50,000              --
  Advances from related party                           902,119         177,453
  Increase (decrease) in due to/from parent             318,655              --
  Dividends paid                                     (4,739,600)     (4,665,000)
                                                    -----------     -----------

  Net cash used in financing activities              (3,468,826)     (4,549,169)
                                                    -----------     -----------

EFFECTS OF EXCHANGE RATE CHANGE ON CASH                  (9,749)         53,146
                                                    -----------     -----------

NET DECREASE  IN CASH                                (2,383,002)     (3,287,795)

CASH - BEGINNING OF PERIOD                            5,692,608       5,542,388
                                                    -----------     -----------

CASH - END OF PERIOD                                $ 3,309,606     $ 2,254,593
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                     2007          2006
                                                                  ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:

      Income taxes                                                $  921,201    $1,235,708
                                                                  ==========    ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  ACTIVITIES

      Issuance of common stock as payment for accrued expenses    $5,344,395    $       --
                                                                  ==========    ==========

      Issuance of common stock for prepaid expenses               $  892,500    $       --
                                                                  ==========    ==========

          See accompanying notes to consolidated financial statements.

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Gulf Resources, Inc. and Subsidiaries (collectively, the "Company"). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-KSB for the year ended December 31, 2006 ("2006 Form 10-KSB"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2006 Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2007 may not be indicative of operating results expected for the full year.

Basis of Presentation

Upper Class Group Limited was incorporated with limited liability in the British Virgin Islands on July 28, 2006 and was inactive until October 9, 2006 when Upper Class Group Limited acquired all the issued and outstanding stock of Shouguang City Haoyuan Chemical Company Limited ("SCHC"). SCHC is an operating company incorporated in Shouguang City, Shangdong Province, the People's Republic of China (the "PRC") on May 18, 2005. Since the ownership of Upper Class Group Limited and SCHC were the same, the merger was accounted for as a transaction between entities under common control, whereby Upper Class Group Limited recognized the assets and liabilities transferred at their carrying amounts.

On December 12, 2006, Gulf Resources, Inc. (formerly Diversifax, Inc.), a public "shell" company, acquired Upper Class Group Limited and its wholly-owned subsidiary, SCHC (together "Upper Class"). Under the terms of the agreement, all stockholders of Upper Class received a total of 26,500,000 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of Upper Class common stock held by all stockholders. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class for the net monetary assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class, which are considered to be the accounting acquirer. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On February 5, 2007, Upper Class Group Limited acquired Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") incorporated in PRC on October 30, 2000. Under the terms of the merger agreement, all stockholders of SYCI received a total of 16,188,118 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of SYCI's common stock held by all stockholders. Also, upon the completion of the merger, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI. Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of the Company transferred at their carrying amounts. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, SCHC and SYCI (collectively the "Company"). All material intercompany transactions have been eliminated in consolidation.

The consolidated financial statements have been restated for all periods prior to the merger to include the financial position, results of operations and cash flows of the commonly controlled companies.

Nature of the Business

Gulf Resources, Inc. and Subsidiaries manufactures and trades bromine and crude salt through its SCHC subsidiary, and manufactures chemical products for use in the oil industry and paper manufacturing industry through its SYCI subsidiary.

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

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

Shipping and Handling Fees and Costs

The Company follows Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the cost of net sales. For the three months ended March 31, 2007 and 2006, shipping and handling costs were $78,764 and $100,576.

NOTE 2 - RETAINED EARNINGS - APPROPRIATED

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

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 2 - RETAINED EARNINGS - APPROPRIATED (Continued)

Statutory Public Welfare Funds

Prior to January 1, 2007, the Company was required each year to transfer 5% of the profit after tax as reported under the PRC statutory financial statements to the statutory public welfare funds. This reserve is restricted to capital expenditure for employees' collective welfare facilities that are owned by the Company. The statutory public welfare funds are not available for distribution to the stockholders (except on liquidation). Once capital expenditure for staff welfare facilities has been made, an equivalent amount must be transferred from the statutory public welfare funds to the discretionary common reserve funds. Due to a change in the PRC Company Law, appropriation of profit to the statutory welfare fund is no longer required. Therefore, the Company transferred the balance in the statutory welfare fund to the statutory common reserve fund on January 1, 2007.

NOTE 3 - COMMON STOCK

In March 2007, the Company issued 4,989,900 shares of its common stock as payment for $5,344,395 of accrued consulting expenses.

In March 2007, the Company issued 450,000 shares of its common stock, valued at $892,500 (fair value), for two consulting contracts, one that expires on December 31, 2007 and one that expires in March 2008. These issuances were recorded in prepaid expenses on the balance sheet and expensed over the terms of the contracts.

NOTE 4 - INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The statutory PRC tax rate of 33% is equivalent to the Company's effective tax rate.

No provision for deferred taxes has been made as there were no material temporary differences at March 31, 2007 and 2006.

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 5 - BUSINESS SEGMENTS

The Company follows SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information, which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: bromine and crude salt and chemical products.

                                     Bromine
                                    and Crude         Chemical          Segment                        Consolidated
                                      Salt            Products           Total         Corporate           Total
                                   -----------      -----------      -----------      -----------      ------------
        Three Months Ended
          March 31, 2007
-------------------------------

Net revenue                        $ 5,301,727      $ 4,761,600      $10,063,327      $        --       $10,063,327
Income (loss) from operations        2,241,508        1,701,276        3,942,784          (86,339)        3,856,445
Total assets                         8,766,446        4,534,931       13,301,377          912,887        14,214,264
Depreciation and amortization           70,085           46,329          116,414               --           116,414

        Three Months Ended
          March 31, 2006
-------------------------------

Net revenue                        $ 3,954,919      $ 3,503,534      $ 7,458,453      $        --       $ 7,458,453
Income from operations               1,582,340          991,734        2,574,074               --         2,574,074
Total assets                         4,212,784        3,128,509        7,341,293               --         7,341,293
Depreciation and amortization           39,739           10,160           49,899               --            49,899

                                                       Three Months Ended
                                                           March 31,
                                                -------------------------------
        Reconciliations                              2007                2006
------------------------------                  -----------         -----------

Total segment operating income                  $ 3,942,784         $ 2,574,074
Corporate overhead expenses                         (86,339)                 --
Other income (expense)                                6,842                 420
Income tax expense                               (1,306,474)           (874,921)
                                                -----------         -----------

Total consolidated net income                   $ 2,556,813         $ 1,699,573
                                                ===========         ===========

NOTE 6 - SUBSEQUENT EVENTS

On April 7, 2007, the Company acquired substantially all of the assets of Wenbo Yu in exchange for 799,286 newly issued shares of the Company's common stock and $3,051,282. The Company paid a deposit of $1,813,000 to Wenbo Yu during the three months ended March 31, 2007.

                              GULF RESOURCES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 6 - SUBSEQUENT EVENTS (continued)

The assets include a 50 year mineral rights and land lease covering 1,846 acres, or 7.5 square kilometers of real property, with proven and probable reserves of 34,400 tons of bromine being serviced by 575 wells, as well as the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.

On May 7, 2007, we entered into a Fixed Price Standby Equity Distribution Agreement with eight investors listed therein (each, an "Investor", collectively, the "Investors"). Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 30 million shares of the Company's common stock, par value $.001 per share, for a total purchase price of up to $60 million (a per share purchase price of $2.00 per share). The Investors' obligation to purchase shares of common stock under the Fixed Price Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Fixed Price Standby Equity Distribution Agreement. The maximum amount of advance under the Fixed Price Standby Equity Distribution Agreement cannot exceed $10 million. In no event can the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding. There can be no assurance that the Investors will honor their obligations should the Company choose to exercise its rights under the Fixed Price Standby Equity Distribution Agreement.

The commitment period under the Fixed Price Standby Equity Distribution Agreement commences on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission (the "Effective Date"), or (ii) such earlier date as the Company and the Investors may mutually agree in writing.

The commitment period under the Fixed Price Standby Equity Distribution Agreement expires on the earliest to occur of (i) the date on which the Investors have purchased an aggregate amount of $60 million shares of our common stock under the Fixed Price Standby Equity Distribution Agreement, (ii) the date occurring eighteen months after the Effective Date, or (iii) the date the Agreement is earlier terminated as defined in the agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-QSB.General

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

GENERAL

As previously reported, on December 12, 2006, as a result of a transaction accounted for as a "reverse acquisition," we acquired Shougang City Haoyuan Chemical Company Limited ("SCHC"), a company organized under the laws of China engaged in manufacturing and trading bromine and crude salt. Subsequently, on February 5, 2007, pursuant to a share exchange agreement we acquired Shougnag Yuxin Chemical Industry Company Limited ("SYCI"), a company engaged in the production and sale of chemical products used in oil and gas filed exploration, oil and gas distribution, oil field drilling, wastewater processing; papermaking chemical agents and inorganic chemicals. Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of the Company transferred at their carrying amounts. Share and per share amounts stated have been retroactively adjusted to reflect the merger. Consequently, our historical financial statements, the numbers in the table below and the Management's Discussion and Analysis which follows reflect the accounts of SCHC and SYCI. See Note 1 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information derived from the consolidated statements of operations for the three months ended March 31, 2007 and 2006, and consolidated statements of statements of cash flows and shareholders equity for the three months then ended.

------------------------------------------------------------------------------------------------------
                                        Three months ended    Three months ended    Percentage
                                        March 31,2007         March 31, 2006        Change
------------------------------------------------------------------------------------------------------
Net Revenue                             $10,063,327           $7,458,453            +35%

Cost of net revenue                     $6,024,702            $4,781,647            +26%

Gross profit                            $4,038,625            $2,676,806            +51%

General and Administrative expenses     $182,180              $102,732              +77%

Income from operations                  $3,856,445            $2,574,074            +50%

Other income                            $6,842                $420                  +1529%

Income before taxes                     $3,863,287            $2,574,494            +50%

Income Taxes                            $1,306,474            $874,921              +49%

------------------------------------------------------------------------------------------------------
Net Income                              $2,556,813            $1,699,573            +50%
------------------------------------------------------------------------------------------------------

Net Revenue Net revenue were $10,063,327 in the quarter ended March 31, 2007 ("First Quarter 2007"), an increase of $2,604,874 (or approximately 35%) from net revenue of $7,458,453 in the quarter ended March 31, 2006 ("First Quarter 2006"). The increase in net revenue was primarily attributable to continued growth in our sales of bromine which increased from $ 3,954,919 in the First Quarter of 2006 to $5,301,727 in the First Quarter 2007 primarily as a result of the completion of 280 new bromine wells during 2006. Since demand for bromine within China exceeds the available domestic supply, all our sales of bromine are made to satisfy the needs of the Chinese domestic market. A second factor contributing to the increase in sales was the expansion of petrochemical products used in biocide additives and maintenance services income, which was primarily derived from maintenance and cleaning services rendered to oil companies from October 2006 through the end of the First Quarter 2007. Total Sales of petrochemical products and maintenance services increased from $3,503,534 in the First Quarter 2006 to $4,761,600 in the First Quarter 2007.

Cost of net revenue The reported cost of net revenue reflects raw materials consumed, direct salaries and benefits, electricity and other manufacturing costs. Our cost of net revenue was 59.8% of net revenue in the First Quarter 2007, compared to 64.1% in the First Quarter 2006, and improvement of 4.3%. This improvement was due to a number of factors, including increased efficiencies in production waste control and recycling; efficiencies in the use of electricity which increased only 11% from the First Quarter 2006 to the First Quarter 2007; the shifting of certain transportation costs to the customer which resulted in a decrease in transportation costs of 25% and the fact that the cost of direct salaries and benefits remained approximately unchanged despite the increase in net sales because of reductions and reassignments of personnel the percentage increase in the cost of net sales was significantly below the rate of increase in net sales. Also contributing to the decrease in the cost of sales as a percentage of sales in the First Quarter 2007 as compared to the First Quarter 2006 was the fact that the cost of raw material consumed in the First Quarter 2007 was only 25% above the cost of raw materials in the First Quarter 2006.

Gross Profit. Gross profit was 40.2% of net revenue in the First Quarter 2007, compared to 35.9% the First Quarter 2006, an improvement of 4.3%. This improvement was due to a number of factors as discussed above.

General and Administrative Expenses. General and administrative expenses were $182,180 in the First Quarter 2007, an increase of $79,448 (or approximately 77%) from the general and administrative expenses of $102,732 during the First Quarter 2006. This significant increase in general and administrative expenses was primarily due to SEC legal, accounting, auditing, stock transfer agent expenses of $86,339 which were associated with our February 2007 acquisition of SYCI and becoming a public company in December 2006.

Income from Operations. Income from operations was $3,856,445 in the First Quarter 2007, an increase of $1,282,371 (or approximately 50%) from income from operations of $2,574,074 in the First Quarter 2006. The increase in income from operations resulted primarily from the increase in revenues and relatively lower increase in cost of net sales as discussed above. The increase in income from operations resulted from increases in both the bromine and petrochemical divisions of the Company. In the First Quarter 2007, income from operations in the bromine division was $2,241,508, an increase of 42% from income from operations of in this division of $1,582,340 in the First Quarter2006. In the First Quarter 2007, income from operations in the chemical products division was $1,701,276, an increase of 72% from income from operations in this division of $991,734 in the First Quarter2006.

Other income. Other income was $6,842 in the First Quarter 2007, an increase of $6,422 (or approximately 1529%) from the other revenue of $420 during the First Quarter 2006. This significant increase in other revenue was primarily derived from and interest income through the end of the First Quarter
2007.

Net Income. Net income was $2,556,813 in the First Quarter 2007, an increase of $857,240 (or approximately 50%) from net income of $1,699,573 in the First Quarter 2006. This increase of net income in the quarter ended March 31, 2007 resulted primarily from the increase in revenues and a number of improvements in cost of net revenue as discussed above and reflects positive trends in both of the Company's divisions.

LIQUIDITY AND CAPITAL RESOURCES

The company meets its working capital and capital investment requirements mainly by using operating cash flows and, to a limited extent, bank loans.

We ended the quarter ended March 31, 2007 with a cash position of $3,309,606. During the quarter we had positive cash flow from operating activities of $1,095,573, primarily attributable to net income of $2,556,813 and an increase of taxes payable of $402,952, partially offset by an increase in deposits of $1,806,140 and accounts receivable of $195,170.

Primarily as a result of dividend payments of $4,739,600, which was partially offset by advances from a realated party of $902,119 and an increase due to parent of $318,655, we used approximately $3,468,826 in financing activities during the First Quarter 2007.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital expenditures and business expansion through March 31, 2008. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new projects, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise such additional funds, we expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

On May 7, 2007, we entered into a Fixed Price Standby Equity Distribution Agreement with eight investors listed therein (each, an "Investor", collectively, the "Investors"). Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 30 million shares of the Company's common stock, par value $.001 per share, for a total purchase price of up to $60 million (a per share purchase price of $2.00 per share). The Investors' obligation to purchase shares of common stock under the Fixed Price Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Fixed Price Standby Equity Distribution Agreement. The maximum amount of advance under the Fixed Price Standby Equity Distribution Agreement cannot exceed $10 million. In no event can the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding. There can be no assurance that the Investors will honor their obligations should the Company choose to exercise its rights under the Fixed Price Standby Equity Distribution Agreement.

On April 7, 2007, the Company acquired substantially all of the assets located in the Shouguang City Qinshuibo Area and owned by Wenbo Yu in exchange for 799,286 newly issued shares of the Company's common stock and $3,051,282. The Company paid a deposit of $1,813,000 to Wenbo Yu during the three months ended March 31, 2007. The assets include a 50 year mineral rights and land lease covering 1,846 acres, or 7.5 square kilometers of real property, with proven and probable reserves of 34,400 tons of bromine being serviced by 575 wells, as well as the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property. The Company anticipates that it will be able to satisfy the balance due Wenbo Yu out of cash generated from operations.

Forward Looking Statements

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risk Factors" as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2007, the Company consummated its purchase of the assets located in the Shouguang City Qinshuibo Area and owned Wenbo Yu, and in connection therewith, the Company issued to Wenbo Yu 799,286 shares of the Company's common stock. The shares were issued in consideration of all of the assets of Wenbo Yu. The Company believes that the issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act and in Regulation S under the Securities Act.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.       Description of Exhibit

31.1      --      Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

31.2      --      Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

32.1      --      Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2      --      Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

                                GULF RESOURCES, INC.


                                By: /s/ Ming Yang
                                    --------------------------------------------
                                    Ming Yang
                                    Chief Executive Officer


                                By: /s/ Min Li
                                    --------------------------------------------
                                    Min Li
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description of Exhibit

31.1       --     Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

31.2       --     Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

32.1       --     Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2       --     Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).