Form 10QSB
period 2007-06-30
GULF RESOURCES, INC.
filed 2007-08-14
CIK 885462

SECURITIES AND EXCHANGE COMMISSION
Washington , DC 20549

Form 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_______________ to ________________

Commission file number 000-20936

GULF RESOURCES, INC.
(Exact name of small business as specified in its charter)

Delaware	13-3637458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Chenming Industrial Park , Unit – Haoyuan Chemical Company Limited,
Shouguang City , Shandong , China 262714
(Address of principal executive offices)

(310)470-2886
(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,834,421 shares of Common Stock, $.001 per share, as of August 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C O N T E N T S

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30 , 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$7,203,247	$5,692,608
Accounts receivable	1,570,650	1,403,564
Inventories	479,264	470,615
Prepaid expenses	623,753	—
Due from related party	—	555,464
Prepaid land lease	12,755	12,436
Income tax receivable	723,639	1,111,154

	10,613,308	9,245,841
PROPERTY, PLANT AND EQUIPMENT, Net	16,106,594	4,462,407
DUE FROM RELATED PARTY	—	641,000
PREPAID LAND LEASE, Net of current portion	615,037	605,820

TOTAL ASSETS	$27,334,939	$14,955,068
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	1,626,922	6,225,818
Loan payable	5,917,500	—
Due to related party	32,230	15,384
Taxes payable	954,528	481,405

TOTAL LIABILITIES	8,531,180	6,722,607
STOCKHOLDERS’ EQUITY

COMMON STOCK; $0.001 par value; 70,000,000 shares authorized; 49,834,421 and 43,205,440 shares issued and outstanding	49,834	43,205
ADDITIONAL PAID-IN CAPITAL	11,827,562	2,668,817
RETAINED EARNINGS - UNAPPROPRIATED	4,453,346	3,535,252
RETAINED EARNINGS - APPROPRIATED
Statutory Common Reserve Fund	1,616,796	1,077,864
Statutory Public Welfare Fund	538,932	—
CUMULATIVE TRANSLATION ADJUSTMENT	856,221	368,391

TOTAL STOCKHOLDERS’ EQUITY	18,803,759	8,232,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,334,939	$14,955,068

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUE
Net sales	$12,259,799	$7,861,178	$22,194,000	$15,319,631
Maintenance service income	130,152		259,278	—

	12,389,951	7,861,178	22,453,278	15,319,631

OPERATING EXPENSES
Cost of net revenue	7,270,962	5,050,023	13,295,664	9,831,670
General and administrative expenses	347,017	109,351	529,197	212,083

	7,617,979	5,159,374	13,824,861	10,043,753

INCOME FROM OPERATIONS	4,771,972	2,701,804	8,628,417	5,275,878
OTHER INCOME
Interest expense	(24,082)	—	(24,082)	—
Interest income	8,368	121	15,210	541

INCOME BEFORE INCOME TAXES	4,756,258	2,701,925	8,619,545	5,276,419
INCOME TAXES - current	1,655,377	888,859	2,961,851	1,763,780

NET INCOME	$3,100,881	$1,813,066	$5,657,694	$3,512,639

BASIC AND DILUTED EARNINGS PER SHARE	$0.06	$0.04	$0.12	$0.08

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES	49,476,819	43,205,440	46,829,384	43,205,440

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET INCOME	$3,100,881	$1,813,066	$5,657,694	$3,512,639

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	420,584	42,921	487,830	96,066

COMPREHENSIVE INCOME	$3,521,465	$1,855,987	$6,145,524	$3,608,705

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007

	Number of Shares	Common Stock	Additional Paid-in Capital	Statutory Common Reserve Fund	Statutory Public Welfare Fund	Retained Earnings	Cumulative Translation Adjustment	Total

BALANCE AT DECEMBER 31, 2006 (AUDITED)	43,205,440	$43,205	$2,668,817	$1,077,864	$538,932	$3,535,252	$368,391	$8,232,461

Common stock issues as payment for accrued expenses	4,989,900	4,990	5,339,405	—	—	—	—	5,344,395

Common stock issuance for prepaid expenses	450,000	450	892,050	—	—	—	—	892,500

Common stock issuance for acquiring assets	779,286	779	1,986,400	—	—	—	—	1,987,179

Common stock issuance for acquiring assets	409795	410	940,890	—	—	—	—	941,300

Transfer from Statutory Welfare Fund	—	—	—	538,932	(538,932)	—	—	—

Cumulative translation adjustment	—	—	—	—	—	—	487,830	487,830

Dividend distribution	—	—	—	—	—	(4,739,600)	—	(4,739,600)

Net income for the six months ended June 30, 2007	—	—	—	—	—	5,657,694	—	5,657,694

BALANCE AT JUNE 30, 2007 (UNAUDITED)	49,834,421	$49,834	$11,827,562	$1,616,796	$—	$4,453,346	$856,221	$18,803,759

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,657,694	$3,512,639
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	326,244	136,763
(Increase) decrease in assets
Accounts receivable	(129,174)	46,283
Inventories	3,419	255,224

Prepaid expense	268,747	19,939

Income tax receivable	410,453	(389,599)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(2,119,944)	(69,958)
Taxes payable	454,460	(163,542)

Net cash provided by operating activities	4,871,899	3,347,749

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,834,194)	(15,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in due to/from director	—	(62,310)
Capital contribution	50,000
Advances from related party	1,227,222	(747,720)
Loan due to a third party	5,836,950
Dividends paid	(4,739,600)	(5,632,824)

Net cash provided from (used in) financing activities	2,374,572	(6,442,854)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	98,362	39,158

NET INCREASE (DECREASE) IN CASH	1,510,639	(3,071,584)
CASH - BEGINNING OF PERIOD	5,692,608	5,542,388

CASH - END OF PERIOD	$7,203,247	$2,470,804

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Income taxes	$1,657,319	$2,479,883

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES
Issuance of common stock as payment for accrued expenses	$5,344,395	$—

Issuance of common stock for prepaid expenses	$892,500	$—

Issuance of common stock for acquiring fixed assets including mineral rights	$2,928,479	$—

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1 -	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Gulf Resources, Inc. and Subsidiaries (collectively, the “Company”). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-KSB for the year ended December 31, 2006 (“2006 Form 10-KSB”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2006 Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2007 may not be indicative of operating results expected for the full year.

Basis of Presentation
Upper Class Group Limited was incorporated with limited liability in the British Virgin Islands on July 28, 2006 and was inactive until October 9, 2006 when Upper Class Group Limited acquired all the issued and outstanding stock of Shouguang City Haoyuan Chemical Company Limited (“SCHC”). SCHC is an operating company incorporated in Shouguang City, Shangdong Province, the People’s Republic of China (the “PRC”) on May 18, 2005. Since the ownership of Upper Class Group Limited and SCHC were the same, the merger was accounted for as a transaction between entities under common control, whereby Upper Class Group Limited recognized the assets and liabilities transferred at their carrying amounts.

On December 12, 2006, Gulf Resources, Inc. (formerly Diversifax, Inc.), a public “shell” company, acquired Upper Class Group Limited and its wholly-owned subsidiary, SCHC (together “Upper Class”). Under the terms of the agreement, all stockholders of Upper Class Group Limited received a total amount of 26,500,000 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of Upper Class Group Limited common stock held by all stockholders. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net monetary assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited and Subsidiary, which are considered to be the accounting acquirer. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On February 5, 2007, Upper Class Group Limited acquired Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) incorporated in PRC on October 30, 2000. Under the terms of the merger agreement, all stockholders of SYCI received a total amount of 16,188,118 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of SYCI’s common stock held by all stockholders. Also, upon the completion of the merger, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI. Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of the Company transferred at their carrying amounts. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1 -	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Consolidation
The unaudited consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, SCHC and SYCI (collectively the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

Reporting Currency
The Company’s functional currency is Renminibi (“RMB”); however, the reporting currency is the United States dollar (“USD”).

Foreign Currency Translation
Assets and liabilities of the Company have been translated using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Revenue Recognition
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, the Company generally recognizes revenue at the time of shipment or delivery to the customer, and when the customer takes ownership and assumes risk of loss based on shipping terms.

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1 -	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements - Continued

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the cost of net sales. For the three months ended June 30, 2007 and 2006, shipping and handling costs were $107,800 and $107,053, and for the six months ended June 30, 2007 and 2006, shipping and handling costs were $186,564 and $207,629,

NOTE 2 -	INCOME TAX RECEIVABLE

The amount of $723,639 represents income tax receivable in Shouguang City Haoyuan Chemical Company Limited.

NOTE 3 -	LOAN PAYABLE

The amount of $5,917,500 represents loan due to a third party, with interest at 3.33% per annual. Outstanding principal and accrued interest are payable till on March 19, 2008, the maturity date.

NOTE 4 -	TAXES PAYABLE
June 30, 2007

Income tax payable	$585,087

Value added tax payable and others	369,441

Total	$954,528

The amount of $585,087 represents income tax payable in Shouguang Yuxin Chemical Industry Co., Limited.

NOTE 5 -	RETAINED EARNINGS - APPROPRIATED

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to allocate its profit after tax to the following reserves:

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

Statutory Public Welfare Funds
Prior to January 1, 2007, the Company was required each year to transfer 5% of the profit after tax as reported under the PRC statutory financial statements to the statutory public welfare funds. This reserve is restricted to capital expenditure for employees’ collective welfare facilities that are owned by the Company. The statutory public welfare funds are not available for distribution to the stockholders (except on liquidation). Once capital expenditure for staff welfare facilities has been made, an equivalent amount must be transferred from the statutory public welfare funds to the discretionary common reserve funds. Due to a change in the PRC Company Law, appropriation of profit to the statutory welfare fund is no longer required. Therefore, the Company transferred the balance in the statutory welfare fund to the statutory common reserve fund on January 1, 2007.

NOTE 6 -	COMMON STOCK

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

In April 2007, the Company issued 779,286 shares of its common stock, valued at $1,987,179 (fair value), for acquiring the assets from Mr. Wenbo Yu.

In June 2007, the Company issued 409,795 shares of its common stock, valued at $941,300 (fair value), for acquiring the assets from Mr. Donghua Yang.

NOTE 7 -	DIVIDEND DISTRIBUTION

On January 31, 2007, SYCI distributed a dividend to two stockholders in the amount of $2,189,600. On February 5, 2007, in conjunction with the merger of SYCI, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI.

NOTE 8 -	INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The statutory PRC tax rate of 33% is equivalent to the Company’s effective tax rate.

No provision for deferred taxes has been made as there were no material temporary differences at June 30, 2007 and 2006.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 9 - BUSINESS SEGMENTS

The Company follows SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information, which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: bromine and crude salt and chemical products.

	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Three Months Ended June 30, 2007

Net revenue	$7,703,140	$4,686,811	$12,389,951	$—	$12,389,951
Income (loss) from operations	3,257,477	1,753,629	5,011,106	(239,134)	4,771,972
Total assets	20,832,156	5,836,921	26,669,077	665,862	27,334,939
Depreciation and amortization	162,999	46,571	209,570	—	209,570
Three Months Ended
June 30, 2006

Net revenue	$4,118,699	$3,742,479	$7,861,178	$—	$7,861,178
Income from operations	1,556,883	1,144,921	2,701,804	—	2,701,804
Total assets	4,284,733	4,194,518	8,479,251	—	8,479,251
Depreciation and amortization	65,539	21,325	86,864	—	86,864

	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Six Months Ended
June 30, 2007

Net revenue	$13,004,867	$9,448,411	$22,453,278	$—	$22,453,278
Income (loss) from operations	5,498,985	3,454,905	8,953,890	(325,473)	8,628,417
Total assets	20,832,156	5,836,921	26,669,077	665,862	27,334,939
Depreciation and amortization	233,084	93,160	326,244	—	326,244
Six Months Ended
June 30, 2006

Net revenue	$8,073,618	$7,246,013	$15,319,631	$—	$15,319,631
Income from operations	3,139,223	2,136,655	5,275,878	—	5,275,878
Total assets	4,284,733	4,194,518	8,479,251	—	8,479,251
Depreciation and amortization	105,278	31,485	136,763	—	136,763

	Three Months Ended June 30,		Six Months Ended June 30,

Reconciliations	2007	2006	2007	2006

Total segment operating income	$5,011,106	$2,701,804	$8,953,890	$5,275,878
Corporate overhead expenses	(239,134)	—	(325,473)	—
Other income (expense)	(15,714)	121	(8,872)	541
Income tax expense	(1,655,377)	(888,859)	(2,961,851)	(1,763,780)

Total consolidated net income	$3,100,881	$1,813,066	$5,657,694	$3,512,639

NOTE 10 - ASSETS ACQUISITIONS

On April 7, 2007, the Company acquired substantially all of the assets from Mr. Wenbo Yu in exchange for 779,286 newly issued shares of the Company’s common stock and $3,051,282.

The assets include a 50 year mineral rights and land lease covering 1,846 acres, or 7.5 square kilometers of real property, with approximately proven and probable reserves of 223,000 metric tons and approximately annual ideal production capacity of 4,500 metric tons of bromine being serviced by 575 wells, as well as the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.

On June 8, 2007, the Company acquired substantially all of the assets from Mr. Donghua Yang in exchange for 409,795 newly issued shares of the Company’s common stock and $4,837,233 in cash and interest-free promissory note in the aggregate principal amount of $889,005, with a maturity date of July 8, 2007. The Company issued the promissory note, and the promissory note was fully paid in June 2007.

The Assets include a 50-year mineral rights and land lease covering 2,317.85 acres, or 9.38 square kilometers of real property, with approximately proven and probable reserves of 235,000 metric tons and approximately annual ideal production capacity of 3,700 metric tons of bromine being serviced by 405 wells. The assets acquired include the 405 wells and the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 11 -FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT

On May 7, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement with eight investors (the “Investors”). Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 30 million shares of the Company’s common stock for a total purchase price of up to $60 million (a per share purchase price of $2.00 per share). The Investors’ obligation to purchase shares of common stock under the Fixed Price Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Fixed Price Standby Equity Distribution Agreement. The maximum amount of advance under the Fixed Price Standby Equity Distribution Agreement cannot exceed $10 million. In no event can the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding.

The commitment period under the Fixed Price Standby Equity Distribution Agreement commences on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission (the “Effective Date”), or (ii) such earlier date as the Company and the Investors may mutually agree in writing.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

The following discussion of our financial condition and plan of operations constitutes management’s review of the factors that affected our financial and operating performance for the six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, for the year ended December 31, 2006.

Overview

Overall, during the first two quarters of fiscal 2007, we have continued to see consistent sales performance of bromine and crude salt, as well as development of our chemical business. We continue to generate significantly higher gross profit margins for the three and six months ended June 30, 2007, as compared to the same periods in fiscal 2006. Our gross profit margins for the three and six months ended June 30, 2007 was 41% as compared to 36% for the three and six months ended June 30, 2006. Our net profit margins for the three and six months ended June 30, 2007 was 25% as compared to 23% for the three and six months ended June 30, 2006.

In the near-term, we do not anticipate that we will experience pricing pressure or increased overhead costs, including the costs of salaries and benefits as well as the costs of our anticipated capital improvements as we increase our production capabilities. In response to this challenge, while we believe that we remain among the low cost manufacturers in the industry, we are seeking to reduce the purchase costs of raw materials and other unit costs of production while pursuing opportunities to raise selling prices where it would benefit our financial results. In addition, we are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. We have also restructured our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales.

From a long-term perspective, we believe that our investment in higher-margin and value-added products and increasing our production capacity will ultimately improve our profitability and competitiveness as increased volume absorbs the higher fixed overhead costs of the investment in applicable equipment and infrastructure.

Our Business

We are one of the largest manufacturers Bromine in China , as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine is also used to form intermediates in organic synthesis, in which it is somewhat preferable over iodine due to its lower cost.

Our Bromine is used in the following applications:

Fumigants
Brominated flame retardants
Water purification compounds
Dyes
Medicines
Disinfectants

Our other chemical products are as follows:

Hydroxyl guar gum
Demulsified agent
Corrosion inhibitor for acidizing
Bactericide
Chelant
Iron ion stabilizer
Clay stabilizing agent
Flocculants agent
Remaining agent
Expanding agent with enhanced gentleness

We conduct all of our operations in China, in close proximity to China’s petrochemical and oil refinery manufacturing base and its rapidly growing market.

GENERAL

As previously reported, on December 12, 2006, as a result of a transaction accounted for as a “reverse acquisition,” we acquired Shougang City Haoyuan Chemical Company Limited (“SCHC”), a company organized under the laws of China engaged in manufacturing and trading bromine and crude salt. Subsequently, on February 5, 2007, pursuant to a share exchange agreement we acquired Shougnag Yuxin Chemical Industry Company Limited (“SYCI”), a company engaged in the production and sale of chemical products used in oil and gas filed exploration, oil and gas distribution, oil field drilling, wastewater processing; papermaking chemical agents and inorganic chemicals. Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of t he Co mpany tran sferr ed at their carrying amounts. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On April 7, 2007, the Company acquired substantially all of the assets located in the Shouguang City Qinshuibo Area and owned by Mr. Wenbo Yu. The assets include a 50 year mineral rights and land lease covering 1,846 acres, or 7.5 square kilometers of real property, with proven and probable reserves of approximately 223,000 metric tons of bromine with an ideal annual production capacity of 4,500 metric tons being serviced by 575 wells, as well as the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.

On June 8, 2007, we, acting through SCHC, acquired substantially all of the assets of Mr. Dong Hua Yang in the Dong Ying City Liu Hu area in exchange for 409,795 newly issued shares of the Company’s common stock and $4,837,233 in cash and interest-free promissory note in the aggregate principal amount of $889,005, with a maturity date of July 8, 2007. The promissory note was fully paid in June 2007.

The assets acquired from Mr. Yang include a 50-year mineral rights and land lease covering 2,317.85 acres, or 9.38 square kilometers of real property, with proven and probable reserves of approximately 235,000 metric tons of bromine and annual ideal production capacity of approximately 3,700 metric tons of bromine being serviced by 405 wells. The assets acquired include the 405 wells and the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations information derived from the consolidated statements of operations for the three months and six months ended June 30, 2007 and 2006.

	Three months ended June 30,2007	Three months ended June 30,2006	Percentage Change
Revenue	$12,389,951	$7,861,178	+58%

Cost of net revenue	$7,270,962	$5,050,023	+44%

Gross profit	$5,118,989	$2,811,155	+82%

General and Administrative expenses	$347,017	$109,351	+217%

Income from operations	$4,771,972	$2,701,804	+77%

Other (expense) revenue	$(15,714)	$121	-13087%

Income before taxes	$4,756,258	$2,701,925	+76%

Income Taxes	$1,655,377	$888,859	+86%

Net Income	$3,100,881	$1,813,066	+71%

	Six months ended June 30,2007	Six months ended June 30,2006	Percentage Change
Revenue	$22,453,278	$15,319,631	+47%

Cost of net revenue	$13,295,664	$9,831,670	+35%

Gross profit	$9,157,614	$5,487,961	+67%

General and Administrative expenses	$529,197	$212,083	+150%

Income from operations	$8,628,417	$5,275,878	+64%

Other (expense) revenue	$(8,872)	$541	-1740%

Income before taxes	$8,619,545	$5,276,419	+63%

Income Taxes	$2,961,851	$1,763,780	+68%

Net Income	$5,657,694	$3,512,639	+61%

Revenue Revenues were $12,389,951 in the quarter ended June 30, 2007 (“Second Quarter 2007”), an increase of $4,528,773 (or approximately 58%) from revenue of $7,861,178 in the quarter ended June 30, 2006 (“Second Quarter 2006”). The increase in revenue was primarily attributable to continued strong growth in our sales of bromine which increased from $ 4,118,699 in the Second Quarter of 2006 to $7,703,140 in the Second Quarter 2007 primarily as a result of the completion of 280 new bromine wells in December, 2006, three new customers, and the purchase of assets from Mr. Wenbo Yu described above which started to generate revenues in April 2007. The completion of asset purchase from Mr. Dong Hua Yang in June will begin operations in July. Below are the quantities of bromine and crude salt we produced in the Second Quarter 2007 and Second Quarter 2006, and the six months ended June 30, 2007 and 2006. The demand for bromine within China exceeds the available domestic supply. We expect our sales of bromine to increase future quarters, based on the continued demand we have from our customers and others wanting to purchase Bromine from us. Second factor contributing to the increase in sales was the addition of new chemical products and new customers. Sales of chemical products increased from $3,742,479 in the Second Quarter 2006 to $4,686,811 in the Second Quarter 2007.

Shouguang City Haoyuan Chemical Company Limited ("SCHC")	Three months ended June 30, 2007	Three months ended June 30, 2006	Percentage Change
Product sold in metric tons
Bromine	3,956	2,318	+71%

Crude Salt	26,000	No Production

Shouguang City Haoyuan Chemical Company Limited ("SCHC")	Six months ended June 30, 2007	Six months ended June 30, 2006	Percentage Change
Product sold in metric tons
Bromine	6,824	4,523	+51%

Crude Salt	28,000	No Production

3,956 metric tons bromine and 26,000 metric tons of crude salt were sold respectively during the quarter ended June 30, 2007 at average prices of $1,850 and $13 per metric ton.

“SCHC” ended the June 30,2007 quarter with approximately 19,100 metric tons of annual bromine production capacity and its facility was operating at approximately 70 percent capacity utilization. In addition, we currently maintain 50-year leaseholds for approximately 14,300 acres of property which contain approximately 1,234,000 metric tons of proven and probably bromine reserves. We anticipate completing further acquisitions while making prudent capital investments to increase overall production capacity and capacity utilization.

Revenues were $22,453,278 for six months ended June 30, 2007, an increase of $7,133,647 (or approximately 47%) from revenues of $15,319,631 for six months end June 30, 2006. The revenues for six months ended June 30, 2007 were primarily due to a result of the completion of 280 new bromine wells in December, 2006, and new development of chemical products.

Cost of net revenue The reported cost of net revenue reflects raw materials consumed, direct salaries and benefits, electricity and other manufacturing costs. Our cost of net revenue was $7,270,962 in the Second Quarter 2007, an increase of $2,220,939 (or approximately 44%) from the cost of net revenue of $5,050,023 in the Second Quarter 2006. The increase in the cost of net revenue (approximately 44%) resulted primarily from the increase in our revenue (approximately 58%). The favorable variance was due to greater production capacity of bromine and tighter control of direct costs and indirect costs such as salaries, transportation and consumables as a result of economies of scale achieved, and improvement of stock management on the stock level of chemical products. However, the depreciation increased 212% due to the addition of property plant and equipment in the Second Quarter, 2007 compared to Second Quarter, 2006.

Our cost of net revenue was $13,295,664 for six months end June 30, 2007, an increase of $3,463,994 (or approximately 35%) from the cost of net revenue of $9,831,670 for six months ended June 30, 2006. The increase in the cost of net revenue (approximately 35%) resulted primarily from the increase in our revenue (approximately 47%). The favorable attributes to the comparatively lower increase in costs of revenue compared to the increase of revenue were due to the shifting of transportation costs to the customer and the fact that the cost of direct salaries and benefits remained approximately unchanged despite the increase in revenue because of reductions and reassignments of workforce the percentage increase in the cost of revenue was significantly below the rate of increase in revenue. However, the depreciation increased 145% due to the addition of property plant and equipment from June 30, 2006 to June 30, 2007.

Gross Profit Gross profit was 41% of revenue in the Second Quarter 2007, compared to 36% the Second Quarter 2006, an improvement of 5%. These improvements were due to a number of factors as discussed above.

General and Administrative Expenses General and administrative expenses were $347,017 in the Second Quarter 2007, an increase of $237,666 (or approximately 217%) from the general and administrative expenses of $109,351 during the Second Quarter 2006. This significant increase in general and administrative expenses was primarily due to SEC filing, legal, accounting, auditing, stock transfer agent, and investor relations expenses of $239,135.

General and administrative expenses were $529,197 for six months ended June 30, 2007, an increase of $317,114 (or approximately 150%) from the general and administrative expenses of $212,083 compared with same period of 2006. This significant increase in general and administrative expenses was primarily due to SEC filing, legal, accounting, auditing, stock transfer agent, and investor relations expenses of $325,474.

Income from Operations Income from operations was $4,771,972 in the Second Quarter 2007, an increase of $2,070,168 (or approximately 77%) from income from operations of $2,701,804 in the

Second Quarter 2006. The increase in income from operations resulted primarily from the increase in revenues and relatively lower increase in cost of net revenue as discussed above. The increase in income from operations resulted from increases in both the bromine and chemical divisions of the Company. In the Second Quarter 2007, income from operations in the bromine division was $3,257,477, an increase of 109% from income from operations of in this division of $1,556,883 in the Second Quarter 2006. In the Second Quarter 2007, income from operations in the chemical products division was $1,753,629, an increase of 53% from income from operations in this division of $1,144,921 in the Second Quarter 2006.

For six months ended June 30, 2007, income from operations in the bromine division was $5,498,985, an increase of 75% from income from operations of in this division of $3,139,223 in the same period of 2006. For six months ended June 30, 2007, income from operations in the chemical products division was $3,454,905, an increase of 62% from income from operations in this division of $2,136,655 in the same period of 2006. The increase in income from operations resulted primarily from the increase in revenues and relatively lower increase in cost of revenue as discussed above.

Other income Other income was -$15,714 in the Second Quarter 2007, a decrease of $15,835 (or approximately 13,087%) from the other income of $121 during the Second Quarter 2006. Other income was -$8,872 for the six months end June 30 2007, a decrease of $9,413 (or approximately 1,740%) from the other income of $541 during the same period of 2006. These significant decreases in both periods in other income were primarily due to interest expense.

Net Income Net income was $3,100,881 in the Second Quarter 2007, an increase of $1,287,815 (or approximately 71%) from net income of $1,813,066 in the Second Quarter 2006. Net income was $5,657,694 for six months ended June 30, 2007, an increase of $2,145,055 (or approximately 61%) from net income of $3,512,639 compared with the same period of 2006. This increase of net income in both periods resulted primarily from the increase in revenues and relatively lower increase in cost of revenue as discussed above and reflects positive trends in both of the Company’s divisions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Six Months Ended June 30
	2007	2006
Net cash provided by operating activities	$4,871,899	$3,347,749

Net cash (used in) investing activities	$(5,834,194)	$(15,637)

Net cash provided by (used in) financing activities	$2,374,572	$(6,442,854)

Net cash inflow (outflow)	$1,510,639	$(3,071,584)

The company meets its working capital and capital investment requirements mainly by using operating cash flows and short-term loans.

As previously disclosed, the Company will continue to explore synergistic opportunities relating to asset purchases or mergers with other Companies.

Net Cash Provided by Operating Activities

As of June 30, 2007, the Company had cash on hand of $7,203,247. During the six month period ended June 30, 2007, we had positive cash flow from operating activities of $4,871,899, primarily attributable to net income of $5,657,694 partially offset by an increase in accounts receivable of $129,174 and a decrease in accounts payable and accrued expenses of $2,119,944.

Net Cash Provided by (Used in) Investing Activities and Financing Activities

We used approximately $5,834,194 to acquire additional property, plant and equipment during the six month periods ended June 30, 2007. These acquisitions were financed out of cash flows from operations and a portion of the proceeds of a short-term loan from a third party of $5,836,950 and advances from related parties, on a net basis, of $1,227,222. The proceeds of our financing activities were also used to pay dividends aggregating $4,739,600 in connection with the acquisition of SYCI.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital expenditures and business expansion for the next 12 months. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new projects, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise such additional funds, we expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

On May 7, 2007, we entered into a Fixed Price Standby Equity Distribution Agreement with eight investors listed therein (each, an “Investor”, collectively, the “Investors”). Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 30 million shares of the Company’s common stock, par value $.001 per share, for a total purchase price of up to $60 million (a per share purchase price of $2.00 per share). The Investors’ obligation to purchase shares of common stock under the Fixed Price Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Fixed Price Standby Equity Distribution Agreement. The maximum amount of advance under the Fixed Price Standby Equity Distribution Agreement cannot exceed $10 million. In no event can the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding. There can be no assurance that the Company will be able to satisfy the conditions precedent to its right to cause the Investors to purchase its securities under the Standby Equity Distribution Agreement or that if the Investors were unable or unwilling to do so, that the Company would be able to obtain debt or equity from other parties or that if obtained, that such debt or equity would be on terms acceptable to the Company.

Forward Looking Statements

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations; (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

New management’s decision to change the business focus of the Company from the photocopy and fax service industry to the chemical industry could ultimately prove to be unsuccessful, harming our business operations and prospects.

New management has recently changed the Company’s business focus from the photocopy service industry to the chemical industry. Accordingly, a substantial portion of our management’s time will be directed toward the pursuit of identifying and acquiring business opportunities in the education industry. There can be no assurance that new management will be able to properly manage the direction of the Company or that any ultimate change in the Company’s business focus will be successful. If new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its existing operations, which will cause the value of our shares to decline.

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

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over the Company.

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

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our Company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

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

As part of our business strategy, we expect to acquire assets and businesses relating to or complementary to our operations. These acquisitions will involve risks commonly encountered in acquisitions. These risks include, among other things, exposure to unknown liabilities of the acquired companies, additional acquisition costs and unanticipated expenses. Our quarterly and annual operating results will fluctuate due to the costs and expenses of acquiring and integrating new businesses. We may also experience difficulties in assimilating the operations and personnel of acquired businesses. Our ongoing business may be disrupted and our management’s time and attention diverted from existing operations. Our acquisition strategy will likely require additional debt or equity financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, that we will be able to integrate such acquisition successfully.

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

The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China’s central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses.

Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries, could significantly affect the government’s ability to continue with its reform.

We face economic risks in doing business in China.

As a developing nation, China’s economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government’s pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors.

In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in China. However, China’s system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect the Chinese government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China’s accounting laws require that an annual “statutory audit” be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date, reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions

Item 3. Controls and Procedures

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

Dated: August 13, 2007

GULF RESOURCES, INC.

By:	/s/ Ming Yang

Ming Yang
Chief Executive Officer

/s/ Ming Li

Ming Li
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

i