Form 10QSB
period 2007-09-30
GULF RESOURCES, INC.
filed 2007-11-13
CIK 885462

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 000-20936

GULF RESOURCES, INC.
(Exact name of small business as specified in its charter)

Delaware	13-3637458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Chenming Industrial Park, Unit – Haoyuan Chemical Company Limited,
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,834,421 shares of Common Stock, $.001 per share, as of November 7, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES

C O N T E N T S

1

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$11,367,729	$5,692,608
Accounts receivable, net of allowance of $ -	3,993,770	1,403,564
Inventories	363,748	470,615
Prepaid expenses	384,619	—
Prepayment and deposit	355,288	—
Due from related party	—	555,464
Prepaid land lease	12,940	12,436
Income tax receivable	296,488	1,111,154
	16,774,582	9,245,841

PROPERTY, PLANT AND EQUIPMENT, Net	15,908,392	4,462,407

DUE FROM RELATED PARTY	—	641,000

PREPAID LAND LEASE, Net of current portion	620,688	605,820
TOTAL ASSETS	$33,303,662	$14,955,068

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	2,934,064	6,225,818
Loan payable	6,003,000	—
Due to related party	32,230	15,384
Taxes payable	1,273,740	481,405
TOTAL LIABILITIES	10,243,034	6,722,607

STOCKHOLDERS' EQUITY

COMMON STOCK; $0.001 par value; 70,000,000 shares authorized; 49,834,421 and 43,205,440 shares issued and outstanding	49,834	43,205

ADDITIONAL PAID-IN CAPITAL	11,827,562	2,668,817

RETAINED EARNINGS - UNAPPROPRIATED	8,399,687	3,535,252

RETAINED EARNINGS - APPROPRIATED
Statutory Common Reserve Fund	1,616,796	1,077,864
Statutory Public Welfare Fund	—	538,932

CUMULATIVE TRANSLATION ADJUSTMENT	1,166,749	368,391

TOTAL STOCKHOLDERS' EQUITY	23,060,628	8,232,461
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,303,662	$14,955,068

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Net sales	$16,276,184	$9,054,281	$38,470,184	$24,373,912
Maintenance service income	142,427	—	401,705	—
	16,418,611	9,054,281	38,871,889	24,373,912

OPERATING EXPENSES
Cost of net revenue	9,558,866	6,066,498	22,854,530	15,898,168
Research and development costs	143,269	—	143,269	—
General and administrative expenses	530,486	81,358	1,059,683	293,441
	10,232,621	6,147,856	24,057,482	16,191,609

INCOME FROM OPERATIONS	6,185,990	2,906,425	14,814,407	8,182,303

OTHER INCOME (EXPENSES)
Interest expense	(49,516)	—	(73,598)	—
Interest income	10,974	673	26,184	1,214

INCOME BEFORE INCOME TAXES	6,147,448	2,907,098	14,766,993	8,183,517

INCOME TAXES - current	2,201,107	974,550	5,162,958	2,738,330

NET INCOME	$3,946,341	$1,932,548	$9,604,035	$5,445,187

BASIC AND DILUTED EARNINGS PER SHARE	$0.08	$0.04	$0.20	$0.13

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	49,834,421	____43,205,440	____47,842,071	____43,205,440

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET INCOME	$3,946,341	$1,932,548	$9,604,035	$5,445,187

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	310,528	168,964	798,358	265,030

COMPREHENSIVE INCOME	$4,256,869	$2,101,512	$10,402,393	$5,710,217

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007

	Number of Shares	Common Stock	Additional Paid-in Capital	Statutory Common Reserve Fund	Statutory Public Welfare Fund	Retained Earnings	Cumulative Translation Adjustment	Total
BALANCE AT DECEMBER 31, 2006 (AUDITED)	43,205,440	$43,205	$2,668,817	$1,077,864	$538,932	$3,535,252	$368,391	$8,232,461

Common stock issues as payment for accrued expenses	4,989,900	4,990	5,339,405	—	—	—	—	5,344,395

Common stock issuance for prepaid expenses	450,000	450	892,050	—	—	—	—	892,500

Common stock issuance for acquiring assets	779,286	779	1,986,400	—	—	—	—	1,987,179

Common stock issuance for acquiring assets	409,795	410	940,890	—	—	—	—	941,300

Transfer from Statutory Welfare Fund	—	—	—	538,932	(538,932)	—	—	—

Cumulative translation adjustment	—	—	—	—	—	—	798,358	798,358

Dividend distribution	—	—	—	—	—	(4,739,600)	—	(4,739,600)

Net income for the nine months ended September 30, 2007	—	—	—	—	—	9,604,035	—	9,604,035

BALANCE AT SEPTEMBER 30, 2007 (UNAUDITED)	49,834,421	$49,834	$11,827,562	$1,616,796	$—	$8,399,687	$1,166,749	$23,060,628

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,604,035	$5,445,187
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of prepaid expenses by shares issued for consulting fee	507,881	—
Depreciation and amortization	753,757	205,523
(Increase) decrease in assets
Accounts receivable	(2,480,862)	322,645
Inventories	123,351	335,941
Prepaid expense	—	33,432
Prepayment and Deposit	(347,938)	—
Income tax receivable	841,949	(322,501)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	2,041,189	50,720
Taxes payable	771,993	(30,851)

Net cash provided by operating activities	11,815,355	6,040,096

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,803,161)	(21,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in due to/from director	—	(62,490)
Capital contribution	50,000	882,359
Advances from related party	1,235,790	(1,268,547)
Proceeds from third party loan	5,878,800	—
Dividends paid	(4,739,600)	(5,649,096)

Net cash provided from (used in) financing activities	2,424,990	(6,097,774)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	237,937	115,179

NET INCREASE IN CASH	5,675,121	35,520

CASH - BEGINNING OF PERIOD	5,692,608	5,542,388

CASH - END OF PERIOD	$11,367,729	$5,577,908

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

Income taxes	$3,895,301	$3,011,544

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Issuance of common stock as payment for accrued expenses	$5,344,395	$—

Issuance of common stock for prepaid expenses	$892,500	$—

Issuance of common stock for acquiring assets	$2,928,479	$—

See accompanying notes to consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 –	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Gulf Resources, Inc. and Subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-KSB for the year ended December 31, 2006 (“2006 Form 10-KSB”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2006 Form 10-KSB should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the three and nine months ended September 30, 2007 may not be indicative of operating results expected for the full year.

Basis of Presentation
Upper Class Group Limited was incorporated with limited liability in the British Virgin Islands on July 28, 2006 and was inactive until October 9, 2006 when Upper Class Group Limited acquired all the issued and outstanding stock of Shouguang City Haoyuan Chemical Company Limited (“SCHC”).  SCHC is an operating company incorporated in Shouguang City, Shandong Province, the People’s Republic of China (the “PRC”) on May 18, 2005.  Since the ownership of Upper Class Group Limited and SCHC were the same, the merger was accounted for as a transaction between entities under common control, whereby Upper Class Group Limited recognized the assets and liabilities transferred at their carrying amounts.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 –	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of the Business
Gulf Resources, Inc. and Subsidiaries manufactures and trades bromine and crude salt through its SCHC subsidiary, and manufactures chemical products for use in the oil industry and paper manufacturing industry through its SYCI subsidiary.

Reporting Currency
The Company’s functional currency is Renminbi (“RMB”); however, the reporting currency is the United States dollar (“USD”).

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statements or footnote disclosures.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 –	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales.  For the three months ended September 30, 2007 and 2006, shipping and handling costs were $107,331 and $154,364, and for the nine months ended September 30, 2007 and 2006, shipping and handling costs were $293,896 and $361,993,

NOTE 2 – INCOME TAX RECEIVABLE

The amount of $296,488 represents income tax receivable in Shouguang City Haoyuan Chemical Company Limited.

NOTE 3 – LOAN PAYABLE

The amount of $6,003,000 represents loan due to a third party, with interest at 3.33% per annual. Outstanding principal and accrued interest are payable till on March 19, 2008, the maturity date.
As of September 30, 2007, the balance of accrued interest of $75,153 is included in accrued expenses.

NOTE 4 – TAXES PAYABLE

September 30, 2007

Income tax payable	$669,850
Value added tax payable and others	603,890
Total	$1,273,740

The amount of $669,850 represents income tax payable in Shouguang Yuxin Chemical Industry Co., Limited.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 5 – RETAINED EARNINGS – APPROPRIATED

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

NOTE 6 – COMMON STOCK

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

In April 2007, the Company issued 779,286 shares of its common stock, valued at $1,987,179 (fair value), to acquire assets owned by Mr. Wenbo Yu, (Note 10).

In June 2007, the Company issued 409,795 shares of its common stock, valued at $941,300 (fair value), to acquire assets owned by Mr. Donghua Yang, (Note 10).

NOTE 7 – DIVIDEND DISTRIBUTION

On January 31, 2007, SYCI distributed a dividend to two stockholders in the amount of $2,189,600.

On February 5, 2007, in conjunction with the merger of SYCI, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI.

NOTE 8 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109.  The statutory PRC tax rate of 33% is equivalent to the Company’s effective tax rate.

No provision for deferred taxes has been made as there were no material temporary differences at September 30, 2007 and 2006.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 9 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information, which requires the Company to provide certain information about their operating segments.  The Company has two reportable segments:  bromine and crude salt and chemical products.

	Bromine
	and Crude	Chemical	Segment		Consolidated
	Salt	Products	Total	Corporate	Total
Three Months Ended
September 30, 2007
Net revenue	$10,875,675	$5,542,936	$16,418,611	$—	$16,418,611
Income (loss) from operations	4,629,467	1,943,911	6,573,378	(387,388)	6,185,990
Total assets	24,782,174	8,086,869	32,869,043	434,619	33,303,662
Depreciation and amortization	379,931	47,582	427,513	—	427,513

Three Months Ended
September 30, 2006
Net revenue	$4,686,488	$4,367,793	$9,054,281	$—	$9,054,281
Income from operations	1,906,794	999,631	2,906,425	—	2,906,425
Total assets	6,733,552	5,008,073	11,741,625	—	11,741,625
Depreciation and amortization	53,095	15,666	68,760	—	68,760

	Bromine
	and Crude	Chemical	Segment		Consolidated
	Salt	Products	Total	Corporate	Total
Nine Months Ended
September 30, 2007
Net revenue	$23,880,542	$14,991,347	$38,871,889	$—	$38,871,889
Income (loss) from operations	10,128,452	5,398,816	15,527,268	(712,861)	14,814,407
Total assets	24,782,174	8,086,869	32,869,043	434,619	33,303,662
Depreciation and amortization	613,015	140,742	753,757	—	753,757

Nine Months Ended
September 30, 2006
Net revenue	$12,760,106	$11,613,806	$24,373,912	$—	$24,373,912
Income from operations	5,046,017	3,136,286	8,182,303	—	8,182,303
Total assets	6,733,552	5,008,073	11,741,625	—	11,741,625
Depreciation and amortization	158,373	47,151	205,523	—	205,523

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
NOTE 9 – BUSINESS SEGMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliations	2007	2006	2007	2006
Total segment operating income	$6,573,378	$2,906,425	$15,527,268	$8,182,303
Corporate overhead expenses	(387,388)	—	(712,861)	—
Other income (expense)	(38,542)	673	(47,414)	1,214
Income tax expense	(2,201,107)	(974,550)	(5,162,958)	(2,738,330)

Total consolidated net income	$3,946,341	$1,932,548	$9,604,035	$5,445,187

NOTE 10 – ASSETS ACQUISITIONS

On April 7, 2007, the Company acquired certain assets from Mr. Wenbo Yu located in the Shougang City Qinshuibo Area (the “Qinshuibo Assets”) in exchange for 779,286 shares of the Company’s common stock valued at $1,987,179 and $3,076,923 in cash.

The Qinshuibo Assets include a 50 year mineral rights and land lease covering 1,846 acres, or 7.5 square kilometers of real property, with proven and probable reserves of 223,000 tons of bromine being serviced by 575 wells, as well as the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.

On June 8, 2007, the Company acquired certain assets from Mr. Donghua Yang located in the Dong Ying City Liu Hu Area (the “Liu Hu Assets”) in exchange for 409,795 shares of the Company’s common stock valued at $941,300 and $4,837,233 in cash and an interest-free promissory note in the aggregate principal amount of $889,005, with a maturity date of July 8, 2007. The promissory note was fully paid in June 2007.

The Liu Hu Assets include a 50-year mineral rights and land lease covering 2,317.85 acres of real property, with annual production of 3,700 tons of bromine being serviced by 405 wells. The assets acquired include the 405 wells and the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.

NOTE 11 – MAJOR SUPPLIER

During the nine months ended September 30, 2007, the Company purchased 48% of its raw material from two suppliers.  At September 30, 2007, amounts due to those suppliers included in accounts payable were approximately $1,513,000.  This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 12 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers.  During the nine months ended September 30, 2007, sales to the Company’s three largest customers, based on net revenue made to such customers, aggregated $13,897,666, or approximately 36% of total net revenue.  At September 30, 2007, amounts due from these customers were approximately $2,663,000.  This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 13 – FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT

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

NOTE 14 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On June 11, 2007, the Company’s wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited ("SYCI"), and East China University of Science and Technology entered into a 5 year agreement to set up a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. Professor Ji of East China University is the Center’s Manager. He will provide his expertise in chemical applications and medicine engineering. SYCI will make payment of $500,000 due each year until the agreement expires on June 14, 2012. The first annual payment was made in August 2007. The payment is reported as a prepayment expense and is amortized monthly as research and development costs.

NOTE 15 – SUBSEQUENT EVENTS

Forward Stock Split

On October 19, 2007, the board of directors recommended and the holders of a majority of the outstanding Common Stock voted in favor of resolutions in connection with the following actions:

Amending the Company's Certificate of Incorporation, as amended, (i) to effect a forward stock split of the issued and outstanding shares of the Company's Common Stock on the basis of two (2) post-split shares of Common Stock for every one (1) pre-split share of Common Stock (the "Forward Stock Split") and (ii) to increase the total number of authorized shares of Common Stock from 70,000,000 to 400,000,000 (the "Authorized Shares Increase").

The decision to effect the forward stock split and increase the authorized shares of common stock was approved by the Board of Directors and shareholders owning a majority of the outstanding shares of the Company's Common Stock in order to provide greater availability of common stock in the public marketplace, to help improve future liquidity and further diversify the Company's shareholder base.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

The accompanying unaudited consolidated financial statements do not reflect the forward stock split since the resolutions will not be deemed effective until 20 days after the Schedule 14C (Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934) is mailed. The Schedule 14C was mailed on November 8, 2007.

Acquisition of Assets in Shouguang City Renjia Area

On October 25, 2007, Shuoguang City Haoyuan Chemical Company Limited (“SCHC”), the Company’s wholly-owned subsidiary, acquired certain assets owned by Mr. Jiancia Wang located in the Shouguang City Renjia Area for approximately $6.4 million in total cash consideration.

The assets include a 50-year mineral rights and land lease covering 2,165 acres through December, 2054, which has been paid in the full. The property has approximately 225,000 metric tons of proven bromine reserves. Additional assets to be conveyed with the purchase include the related production facility, wells, pipelines and other production equipment, in addition to the current buildings and other assets on the property.

Acquisition of Assets in  Shouguang City Houxing Area

On October 26, 2007, SCHC acquired certain assets owned by Mr. Xingji Liu located in the Shouguang City Houxing Area for approximately $6.7 million in total cash consideration.

The assets include a 50-year mineral rights and land lease covering 2,310 acres through October, 2054, which has been paid in the full. The property has approximately 240,000 metric tons of proven bromine reserves. Additional assets to be conveyed with the purchase include the related production facility, wells, pipelines and other production equipment, in addition to the current buildings and other assets on the property.

Election of Directors and Grant of Options

On October 30, 2007, the Company announced that the Board of Directors increased the size of the Company's Board of Directors from two to four and elected Richard Khaleel and Min Li as directors of the Company to fill such vacancies created by such increase to the number of members constituting the Board of Directors. In addition, the Board of Directors appointed Mr. Khaleel to the Company's Audit Committee.

Mr. Khaleel will receive three annual grants of options to purchase 25,000 shares of the Company's common stock, at an exercise price of the closing sale price of such stock on each respective grant date, contingent upon his continued service to the Company.

On November 6, 2007, the Company signed an agreement with Mr. Biagio Vignolo to retain him as a member of the Board of Directors, and also appointed him to the Audit Committee.

Mr. Vignolo will receive three annual grants of options to purchase 25,000 shares of the Company's common stock, at an exercise price of the closing sale price of such stock on each respective grant date, contingent upon his continued service to the Company.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance.  All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements.  In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

The following discussion of the financial condition and plan of operations of Gulf Resources, Inc. (the “company” or “we”) constitutes management’s review of the factors that affected our financial and operating performance for the nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, for the year ended December 31, 2006.

Overview

Overall, during the first three quarters of the fiscal year ending December 31, 2007, we have continued to see consistent sales performance of bromine and crude salt, as well as development of our chemical business. We generated significantly higher gross profit margins for the three and nine months ended September 30, 2007, as compared to the same periods in the fiscal year ended December 31, 2006. Our gross profit margins for the three and nine months ended September 30, 2007 were 42% and 41%, respectively, as compared to 33% and 35%, respectively, for the three and nine months ended September 30, 2006. Our net profit margins for the three and nine months ended September 30, 2007 were 24% and 25%, respectively, as compared to 21% and 22%, respectively, for the three and nine months ended September 30, 2006.

In the near-term, we do not anticipate that we will experience pricing pressure or increased overhead costs, including the costs of salaries and benefits as well as the costs of our anticipated capital improvements as we increase our production capabilities. In response to this challenge, while we believe that we will remain among the low cost manufacturers in the industry, we are seeking to reduce the purchase costs of raw materials and other unit costs of production while pursuing opportunities to raise selling prices where it would benefit our financial results. In addition, we are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. We have also restructured our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales.

From a long-term perspective, we believe that our investment in higher-margin and value-added products and increasing our production capacity will ultimately improve our profitability and competitiveness as increased volume absorbs the higher fixed overhead costs of the investment in applicable equipment and infrastructure.

Our Business

We are one of the largest manufacturers of Bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine is also used to form intermediates in organic synthesis, in which it is somewhat preferable over iodine due to its lower cost.

Our Bromine, which is produced and distributed by Shougang City Haoyuan Chemical Company Limited (“SCHC”) is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants.

The below list contains ten (10) of the chemical products that are produced by Shougang Yuxin Chemical Industry Company Limited (“SYCI”).

Product name	Application sector
Hydroxyl guar gum	Oil Exploration & Production
Demulsified agent	Oil Exploration & Production
Corrosion inhibitor for acidizing	Oil Exploration & Production
Bactericide	Oil Exploration / Agricultural
Chelant	Paper Making
Iron ion stabilizer	Oil Exploration & Production
Clay stabilizing agent	Oil Exploration & Production
Flocculants agent	Paper Making
Remaining agent	Paper Making
Expanding agent with enhanced gentleness	Paper Making

We conduct all of our operations in China, in close proximity to China’s petrochemical and oil refinery manufacturing base and its rapidly growing market.

GENERAL

As previously reported, on December 12, 2006, as a result of a transaction accounted for as a “reverse acquisition,” we acquired SCHC, a company organized under the laws of China engaged in manufacturing and trading bromine and crude salt.  Subsequently, on February 5, 2007, pursuant to a share exchange agreement, we acquired SYCI, a company organized under the laws of China and engaged in the production and sale of chemical products used in oil and gas filed exploration, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents and inorganic chemicals.  Since the ownership of the Company and SYCI were substantially the same, the merger was accounted for as a transaction between entities under common control, whereby the Company recognized the assets and liabilities of SYCI transferred at their carrying amounts.  Share and per share amounts stated have been retroactively adjusted to reflect the above transactions.

On April 7, 2007, the Company acquired certain assets owned by Mr. Wenbo Yu located in the Shougang City Qinshuibo Area (the “Qinshuibo Assets”) in exchange for 779,286 shares of the Company’s common stock and $3,076,923. The Qinshuibo Assets include a 50 year mineral rights and land lease covering 1,846 acres, or 7.5 square kilometers of real property, with proven and probable reserves of approximately 223,000 metric tons and annual production capacity of approximately 4,500 metric tons of bromine being serviced by 575 wells. The Qinshuibo Assets acquired also include the 575 wells and the related production facility, the pipelines, other production equipment, and the buildings located on the property.

On June 8, 2007, the Company acquired certain assets owned by Mr. Donghua Yang locate in the Dong Ying City Liu Hu Area (the “Liu Hu Assets”) in exchange for 409,795 shares of the Company’s common stock, $4,837,233 in cash and an interest-free promissory note in the aggregate principal amount of $889,005, with a maturity date of July 8, 2007. The promissory note was fully paid in June 2007. The Liu Hu Assets include a 50-year mineral rights and land lease covering 2,317.85 acres, or 9.38 square kilometers of real property, with proven and probable reserves of approximately 235,000 metric tons and annual production capacity of approximately 3,700 metric tons of bromine being serviced by 405 wells. The Liu Hu Assets acquired also include the 405 wells and the related production facility, the pipelines, other production equipment, and the buildings located on the property.

On October 25, 2007, the Company acquired certain assets owned by Mr. Jiancai Wang in the Shouguang City Renjia Area (the “Renjia Assets”) in exchange for $6,399,147.  The Renjia Assets include a 50-year mineral rights and land lease covering 2,165 acres, or 8.76 square kilometers, of real property, with proven and probable reserves of approximately 225,000 metric tons and annual production capacity of approximately 3,700 tons of bromine being serviced by 398 wells.  The Renjia Assets acquired also include the 398 wells and the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.

On October 26, 2007, SCHC, the Company acquired certain assets owned by Xingji Liu in the Shouguang City Houxing Area (the “Houxing Assets”) in exchange for $6,665,778.  The Houxing Assets include a 50-year mineral rights and land lease covering 2,310 acres, or 9.35 square kilometers, of real property, with proven and probable reserves of approximately 240,000 metric tons and annual production capacity of approximately 3,900 tons of bromine being serviced by 432 wells.  The Houxing Assets also acquired include the 432 wells and the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.

Collectively, as a result of the acquisitions of the Qinshuibo Assets, the Liu Hu Assets, the Renjia Assets and the Houxing Assets combined with the Company’s 50-year mineral rights and land lease covering 10,132 acres or 42 square kilometers of real property, with proven and probable reserves of approximately 776,000 metric tons and annual production capacity of approximately 10,900 metric tons of bromine, the Company has proven and probable reserves of approximately 1,699,000 metric tons and annual production capacity of approximately 26,700 metric tons of bromine.

The acquisition of the Renjia Assets and the Houxing Assets occurred subsequent to the end of the third quarter and, consequently, their results are not reflected in the Company’s financial statements.

Our historical financial statements, the numbers in the table below and the Management’s Discussion and Analysis which follow reflect the accounts of SCHC and SYCI.  See Note 1 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following tables present certain consolidated statement of operations information derived from the consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,2007	Three months ended September 30,2006	Percentage Change
Net Sales	$16,418,611	$9,054,281	+81%

Cost of net sales	$9,558,866	$6,066,498	+58%

Gross profit	$6,859,745	$2,987,783	+130%

Research and development costs	$143,269	----------	---------

General and Administrative expenses	$530,486	$81,358	+552%

Income from operations	$6,185,990	$2,906,425	+113%

Other Income (expenses)	($38,542)	$673	(5827%)

Income before taxes	$6,147,448	$2,907,098	+111%

Income Taxes	$2,201,107	$974,550	+126%

Net Income	$3,946,341	$1,932,548	+104%

	Nine months ended September 30,2007	Nine months ended September 30,2006	Percentage Change
Net Sales	$38,871,889	$24,373,912	+59%

Cost of net sales	$22,854,530	$15,898,168	+44%

Gross profit	$16,017,359	$8,475,744	+89%

Research and development costs	$143,269	----------	-------

General and Administrative expenses	$1,059,683	$293,441	+261%

Income from operations	$14,814,407	$8,182,303	+81%

Other Income (expenses)	($47,414)	$1,214	(4006%)

Income before taxes	$14,766,993	$8,183,517	+80%

Income Taxes	$5,162,958	$2,738,330	+89%

Net Income	$9,604,035	$5,445,187	+76%

Net Sales

Net Sales Net sales were $16,418,611 in the quarter ended September 30, 2007 (the “Third Quarter 2007”), an increase of $7,364,330 (or approximately 81%) from net sales of $9,054,281 in the quarter ended September 30, 2006 (the “Third Quarter 2006”).  The increase in net sales was primarily attributable to continued strong growth in our sales of bromine and crude salt, which increased from $4,686,488 in the Third Quarter of 2006 to $10,875,675 in the Third Quarter 2007, an increase of approximately 132%, and in our sales of chemical products, which increased from $4,367,793 in the Third Quarter 2006 to $5,542,936 in the Third Quarter 2007, an increase of approximately 27%.  Such increase was primarily as a result of the completion of 280 new bromine wells in December 2006, the addition of new customers, the purchase of the Qinshuibo Assets and the Liu Hu Assets described above which started to generate revenues in April 2007 and in July 2007, respectively, the completion of equipment upgrade and the development of new chemical products.  The demand for bromine within China exceeds the available domestic supply. We expect our sales of bromine to increase in the future quarters, based on the continued demand we have from our customers and others wanting to purchase Bromine from us, as well as a result from our recent acquisitions of the Renjia Assets and the Houxing Assets.

	Net Sales by Segment
	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
Segments		Percent of total		Percent of total
Bromine and Crude salt	$10,875,675	66%	$4,686,488	52%
Chemical Products	$5,542,936	34%	$4,367,793	48%
Total sales	$16,418,611	100%	$9,054,281	100%

Three Months Ended September 30
2007 vs. 2006
Segments	Percent of Net Sales Increase
Bromine and Crude salt	132%
Chemical Products	27%

SCHC Product sold in metric tons	Three months ended September 30, 2007	Three months ended September 30, 2006	Percentage Change
Bromine	5,662	2,675	+112%

Crude Salt	16,000	No Production

Net sales were $38,871,889 for nine months ended September 30, 2007, an increase of $14,979,977 (or approximately 59%) from net sales of $24,373,912 for nine months end September 30, 2006. The increase in net sales for nine months ended September 30, 2007 was primarily due to a result of the completion of 280 new bromine wells in December 2006, the acquisition of the Qinshuibo Assets and the Liu Hu Assets and new development of chemical products, which led to an increase in our sales of bromine and crude salt from $12,760,106 in the nine-month period ended September 30, 2006 to $23,880,542 in the nine-month period ended September 30, 2007, an increase of approximately 87%, and in our sales of chemical products from $11,613,806 in the nine-month period ended September 30, 2006 to $14,991,347 in the nine-month period ended September 30, 2007, an increase of approximately 29%.

	Net Sales by Segment
	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
Segments		Percent of total		Percent of total
Bromine and Crude salt	$23,880,542	61%	$12,760,106	52%
Chemical Products	$14,991,347	39%	$11,613,806	48%
Total sales	$38,871,889	100%	$24,373,912	100%

Nine Months Ended September 30
2007 vs. 2006
Segments	Percent of Net Sales Increase
Bromine and Crude salt	87%
Chemical Products	29%

SCHC Product sold in metric tons	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Percentage Change
Bromine	12,486	7,198	+73%

Crude Salt	44,000	No Production

The portion of our total net sale represented by bromine and crude salt in the three and nine month periods ended September 30, 2007, increased as compared to the comparable periods in 2006.  This increase reflects the fact that though sales in both segments grew, the growth of sales of bromine and crude salt was greater than that of our chemical products operations.

Cost of net sales The reported cost of net sales reflects raw materials consumed, direct salaries and benefits, electricity and other manufacturing costs. Our cost of net sales was $9,558,866 in the Third Quarter 2007, an increase of $3,492,368 from the cost of net sales of $6,066,498 in the Third Quarter 2006.  The increase in the cost of net sales (approximately 58%) resulted primarily from the increase in our net sales (approximately 81%).  The favorable variance was due to greater production capacity of bromine and tighter control of direct costs and indirect costs such as salaries, transportation and consumables as a result of economies of scale achieved, and improvement of inventory management on the inventory level of chemical products. However, the depreciation and amortization increased 522% due to the addition of property plant and equipment in the Third Quarter 2007 compared to the Third Quarter 2006.

Our cost of net sales was $22,854,530 for nine months ended September 30, 2007, an increase of $6,956,362 (or approximately 44%) from the cost of net sales of $15,898,168 for nine months ended September 30, 2006.  The increase in the cost of net sales (approximately 44%) resulted primarily from the increase in our net sales (approximately 59%). The favorable attributes to the comparatively lower increase in costs of net sales compared to the increase of net sales were due to the shifting of transportation costs to the customer and the fact that the cost of direct salaries and benefits remained approximately unchanged despite the increase in net sales because of reductions and reassignments of workforce the percentage increase in the cost of net sales was significantly below the rate of increase in net sales. However, the depreciation and amortization increased 267% due to the addition of property plant and equipment from nine months ended September 30, 2006 to nine months ended September 30, 2007.

Gross Profit Gross profit was 42% of net sales in the Third Quarter 2007, compared to 33%of net sales in the Third Quarter 2006, an improvement of 9%. Gross profit was 41% of net sales for nine months ended September 30, 2007, compared to 35% of net sales for the same period of 2006, an improvement of 6%. These improvements were due to the factors discussed above.

Research and development costs Research and development costs were $143,269 in the Third Quarter 2007.  The research and development costs were recorded in the Third Quarter 2007 as a result of SYCI entering into an agreement, on June 11, 2007, with East China University of Science and Technology to jointly establish a Co-Op Research and Development Center.

General and Administrative Expenses General and administrative expenses were $530,486 in the Third Quarter 2007, an increase of $449,128 (or approximately 552%) from the general and administrative expenses of $81,358 during the Third Quarter 2006.  This significant increase in general and administrative expenses was primarily due to expenses related to SEC reporting, legal, accounting, auditing, stock transfer agent, and investor relations, which amounted to $387,388.

General and administrative expenses were $1,059,683 for nine months ended September 30, 2007, an increase of $766,242 (or approximately 261%) from the general and administrative expenses of $293,441 compared with same period of 2006. This significant increase in general and administrative expenses was primarily due to expenses related to SEC reporting, legal, accounting, auditing, stock transfer agent, and investor relations, which amounted to $712,861.

Income from Operations
	Income from operations by Segment
	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
Segments		Percent of total		Percent of total
Bromine and Crude salt	$4,629,467	70%	$1,906,794	66%
Chemical Products	$1,943,911	30%	$999,631	34%
Income from operations before corporate costs	$6,573,378	100%	$2,906,425	100%
Corporate Costs	$(387,388)		-----
Income from operations	$6,185,990		$2,906,425

Income from operations was $6,185,990 in the Third Quarter 2007, an increase of $3,279,565 (or approximately 113%) from income from operations of $2,906,425 in the Third Quarter 2006.  The increase in income from operations resulted primarily from the increase in net sales and relatively lower increase in cost of net sales as discussed above.  The increase in income from operations resulted from increases in sales and production in both the bromine and chemical divisions of the Company.  In the Third Quarter 2007, income from operations in the bromine division was $4,629,467, an increase of 143% from income from operations of in this division of $1,906,794 in the Third Quarter 2006.  In the Third Quarter 2007, income from operations in the chemical products division was $1,943,911, an increase of 94% from income from operations in this division of $999,631 in the Third Quarter 2006.

	Income from operations by Segment
	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
Segments		Percent of total		Percent of total
Bromine and Crude salt	$10,128,452	65%	$5,046,017	62%
Chemical Products	$5,398,816	35%	$3,136,286	38%
Income from operations before corporate costs	$15,527,268	100%	$8,182,303	100%
Corporate costs	$(712,861)		-----
Incomes from operations	$14,814,407		$8,182,303

For the nine-month period ended September 30, 2007, income from operations in the bromine division was $10,128,452, an increase of 101% from income from operations of in the bromine division of $5,046,017 for the nine-month period ended September 30, 2006.  For the nine-month period ended September 30, 2007, income from operations in the chemical products division was $5,398,816, an increase of 72% from income from operations in the chemical products division of $3,136,286 for the nine-month period ended September 30, 2006.   The increase in income from operations resulted primarily from the increase in revenues and relatively lower increase in cost of net sales as discussed above.

Other Income (Expenses) Other income was ($38,542) in the Third Quarter 2007, a decrease of $39,215 (or approximately 5,827%) from the other income of $673 during the Third Quarter 2006. Other income was ($47,414) for the nine-month period ended September 30 2007, a decrease of $48,628 (or approximately 4,006%) from the other income of $1,214 for the nine-month period ended September 30, 2006. These significant decreases in both periods in other income were primarily due to an increase in interest expense as compared to comparable periods in 2006, where there was no interest expense incurred.

Net Income Net income was $3,946,341 in the Third Quarter 2007, an increase of $2,013,793 (or approximately 104%) from net income of $1,932,548 in the Third Quarter 2006.  Net income was $9,604,035 for nine-month period ended September 30, 2007, an increase of $4,158,848 (or approximately 76%) from net income of $5,445,187 for the nine-month period ended September 30, 2006.  This increase of net income in both periods resulted primarily from the increase in revenues and relatively lower increase in cost of net sales as discussed above and reflects positive trends in both of the Company’s divisions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Nine Months Ended September 30
	2007	2006
Net cash provided by (used in) operating activities	$11,815,355	$6,040,096
Net cash used in investing activities	$(8,803,161)	$(21,981)
Net cash provided by (used in) financing activities	$2,424,990	$(6,097,774)
Net cash inflow	$5,675,121	$35,520

The company meets its working capital and capital investment requirements mainly by using operating cash flows and short-term loans.

As previously disclosed, the Company will continue to explore synergistic opportunities relating to asset purchases or mergers with other Companies.

Net Cash Used in Operating Activities

As of September 30, 2007, the Company had cash on hand of $11,367,729.  During nine month period ended September 30, 2007, we had positive cash flow from operating activities of $11,815,355, primarily attributable to net income of $9,604,035, an increase in accounts receivable of $2,480,862, which was partially offset by an increase in accounts payables of $2,041,189, and non-cash items (amortization of prepaid consulting expenses, depreciation and amortization, prepayment and deposit, income tax receivable, inventories and taxes payable) aggregating a total of $2,650,993.

Net Cash Provided (Used) by Investing Activities and Financing Activities

We used approximately $8,803,161 to acquire additional property, plant and equipment during the nine month periods ended September 30, 2007.  These acquisitions were financed out of cash flows from operations and a portion of the proceeds of a short-term loan from a third party of $5,878,800 and advances from related parties, on a net basis, of $1,235,790.  The proceeds of our financing activities were also used to pay dividends aggregating $4,739,600 in connection with the acquisition of SYCI.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital expenditures and business expansion for the next twelve (12) months. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new projects, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise such additional funds, we expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions.  There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

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

The commitment period under the Fixed Price Standby Equity Distribution Agreement commences on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission (the “Effective Date”), or (ii) such earlier date as we and the Investors may mutually agree in writing.  The commitment period under the Fixed Price Standby Equity Distribution Agreement expires on the earliest to occur of (i) the date on which the Investors have purchased an aggregate amount of 5 million shares of our common stock under the Fixed Price Standby Equity Distribution Agreement, (ii) the date occurring eighteen months after the Effective Date, or (iii) the date the Agreement is earlier terminated (in the event that (x) there occurs any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of sixty trading days, other than due to the acts of the Investors, during the commitment period, and (y) we fail materially to comply with any of the covenants contained in the Standby Equity Distribution Agreement and such failure is not cured within thirty days after receipt of written notice from the Investors, provided, however, that this termination provision does not apply to any period commencing upon the filing of a post-effective amendment to the Registration Statement and ending upon the date on which such post effective amendment is declared effective by the SEC).  There can be no assurance that the Company will be able to satisfy the conditions precedent to its right to cause the Investors to purchase its securities under the Standby Equity Distribution Agreement or that if it the Investors are unable or unwilling to honor their obligations, that the Company would be able to obtain debt or equity from other parties or that if obtained, that such debt or equity would be on terms acceptable to the Company.

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

On October 19, 2007, the Company's Board of Directors and holders of a majority of the Company's then outstanding shares of Common Stock consented in writing, without a meeting, to amend our Certificate to Incorporation to effect a two-for-one-hundred (2-for-1) forward stock split (the "Forward Stock Split") of the outstanding shares of the Company's Common Stock and to increase the total number of authorized shares of Common Stock from 70,000,000 to 400,000,000 (the "Authorized Shares Increase").

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

Management changed the Company's business focus from the photocopy service industry to the bromine and chemical products industry.  Accordingly, a substantial portion of our management’s time will be directed toward the pursuit of identifying and acquiring business opportunities in the chemical industry.  There can be no assurance that new management will be able to properly manage the direction of the Company or that any ultimate change in the Company's business focus will be successful. If new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its existing operations, which will cause the value of our shares to decline.

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

As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure,level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

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

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 19 2007, shareholders holding 26,236,918 shares (approximately 53%) of the shares of our Common Stock outstanding at such time consented in writing, without a meeting, to amend our Certificate of Incorporation to implement the Forward Stock Split and Authorized Shares Increase. On or about November 8, 2007, we mailed to our shareholders an information statement on Schedule 14C with respect to such matters and, we expect that the Forward Stock Split and the Authorized Shares Increase will become effective on November 28, 2007.

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

Dated: November 13, 2007

GULF RESOURCES, INC.

	By:	/s/ Ming Yang
Chief Executive Officer

/s/ Min Li
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