Form 10-K
period 2007-12-31
GULF RESOURCES, INC.
filed 2008-03-12
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-20936

Gulf Resources, Inc.
(Exact name of registrant as specified in its charter)
Delaware	13-3637458
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Chenming Industrial Park, Shouguang City, Shandong, China 262714
(Address of principal executive offices)  (Zip Code)

(646) 200-6316
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0005 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been  subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference  in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐               Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 29, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $40,102,843 based upon a closing sale price of $2.80 as reported by Bloomberg Finance.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   As of March 7, 2008, the registrant had outstanding 86,410,880 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any report filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors."  Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

PART I
Item 1. Business.

Introduction

We manufacture and trade bromine and crude salt, and manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents and inorganic chemicals. To date, our products have been sold only within the People’s Republic of China. As used in this report, the terms "we," "our," "Company" and "Gulf Resources" refers to Gulf Resources, Inc. and its wholly-owned subsidiaries, and the terms “ton” and “tons” refers to metric tons, in each case, unless otherwise stated or the context requires otherwise.  All information in this report gives retroactive effect to a 1-for-100 reverse stock split of our common stock effected on October 23, 2006 and a 2-for-1 forward stock split of our common stock effected on November 28, 2007.

                The Company’s functional currency is the Renminbi, which had an average exchange rate of $0.12557 and $0.13167 during fiscal year 2006 and 2007 respectively.

Our Corporate History

From November 1993 through August 2006, we were engaged in the business of owning, leasing and operating coin and debit card pay-per copy photocopy machines, fax machines, microfilm reader-printers and accessory equipment. Due to the increased use of internet services, demand for our services declined sharply, and in August 2006, our Board of Directors decided to discontinue our operations.

Upper Class Group Limited, incorporated in the British Virgin Islands in July 2006, acquired all the outstanding stock of Shouguang City Haoyuan Chemical Company Limited ("SCHC"), a company incorporated in Shouguang City, Shangdong Province, the People's Republic of China, in May 2005. At the time of the acquisition, members of the family of Mr. Ming Yang, our president and chief executive officer, owned approximately 63.20% of the outstanding shares of Upper Class Group Limited.  Since the ownership of Upper Class Group Limited and SCHC was then substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Upper Class Group Limited recognized the assets and liabilities transferred at their carrying amounts.

On December 12, 2006, we, then known as Diversifax, Inc., a public "shell" company, acquired Upper Class Group Limited and SCHC. Under the terms of the agreement, the stockholders of Upper Class Group Limited received 26,500,000 shares of voting common stock of Gulf Resources, Inc. in exchange for all outstanding shares of Upper Class Group Limited. Members of the Yang family received approximately 62% of our common stock as a result of the acquisition.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited. Share and per share amounts stated have been retroactively adjusted to reflect the share exchange.

To satisfy certain ministerial requirements necessary to confirm certain government approvals required in connection with the acquisition of SCHC by Upper Class Group Limited, the shares of SCHC were transferred to a newly formed Hong Kong corporation named Hong Kong Jiaxing, all of the outstanding shares of which are now owned by Upper Class Group Limited.

On February 5, 2007, we acquired Shouguang Yuxin Chemical Industry Co., Limited ("SYCI"), a company incorporated in the People's Republic of China, in October 2000. Under the terms of the acquisition agreement, the stockholders of SYCI received a total of 16,188,118 shares of common stock of Gulf Resources, Inc. in exchange for all outstanding shares of SYCI's common stock.  Simultaneously with the completion of the acquisition, a dividend of $2,550,000 was paid to the former stockholders of SYCI.  At the time of the acquisition, approximately 49.1% of the outstanding shares of SYCI were owned by Ms. Yu, Mr. Yang’s wife, and the remaining 50.9% of the outstanding shares of SYCI were owned by  Shandong City Haoyuan Group Limited, all of whose outstanding shares were owned by Mr. Yang and his wife.   Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI at their carrying amounts. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

As a result of the transactions described above, our corporate structure is linear.  That is Gulf Resources owns 100% of the outstanding shares of Upper Class Group Limited, which owns 100% of the outstanding shares of Hong Kong Jiaxing, which owns 100% of the outstanding shares of SCHC, which owns 100% of the outstanding shares of SYCI.  Further, as a result of our acquisitions of SCHC and SYCI, our historical financial statements, as contained in our Condensed Consolidated Financial Statements and Management's Discussion and Analysis, appearing elsewhere in the report, reflect the accounts of SCHC and SYCI.

Our executive offices are located in China at Chenming Industrial Park, Shouguang City, Shandong, People's Republic of China. Our telephone number is (646) 200-6316. Our website address is www.gulfresourcesco.com. The information on our website is not part of this report

In January 2007, stockholders holding approximately 62% of the then outstanding shares of our common stock consented in writing to change our corporate name from Diversifax, Inc. to Gulf Resources, Inc. Accordingly, on February 20, 2007, we filed a Certificate of Amendment to our Certificate of Incorporation changing our corporate name to Gulf Resources, Inc.

On November 28, 2007, we amended our certificate of incorporation to increase our authorized shares of common stock from 70,000,000 to 400,000,000 and to effect a 2-for-1 forward stock split of our outstanding shares of common stock.

Recent Developments

On April 7, 2007, the Company acquired substantially all of the assets of Wenbo Yu in the Shouguang City Qinshuibo. These assets include a 50-year mineral rights and production land lease covering 1,846 acres, or 7.5 square kilometers, of real property, with proven and probable reserves of approximately 223,000 tons of bromine being serviced by 575 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $5,100,000, consisting of an aggregate of 1,598,572 shares of our common stock and cash in the amount $3,051,282.

 On June 8, 2007, the Company acquired substantially all of the assets of Dong Hua Yang in the Dong Ying City Liu Hu Area. These assets include a 50-year mineral rights and land lease covering 2,318 acres, or 9.4 square kilometers of real property, with proven and probable reserves of approximately 235,000 tons of bromine being serviced by 405 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $6,667.538, consisting of an aggregate of 819,590 shares of our common stock and cash in the amount $4,837,233 and interest-free promissory note in the aggregate principal amount of $889,005.

On October 25, 2007, the Company acquired substantially all of the assets owned by Jiancai Wang in the Shouguang City Renjia Area.  These assets include a 50-year mineral rights and land lease covering 2,165 acres or 8.8 square kilometers of real property, with proven and probable reserves of approximately 225,000 tons of bromine being serviced by 398 wells, annual production of 3,700 tons as well as the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.  The total purchase price for the acquired assets was $6,399,147, of which $2,519,664 was paid at the closing and the remaining $3,879,483 was paid within five days after the closing.

On October 26, 2007, the Company acquired substantially all of the assets owned by Xingji Liu in the Shouguang City Houxing Area.  These assets include a 50-year mineral rights and land lease covering 2,310 acres or 9.4 square kilometers of real property, with proven and probable reserves of approximately 240,000 tons of bromine, being serviced by 432 wells, annual production of 3,900 tons as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $6,665,778.

                On January 8th, 2008, the Company  acquired substantially all of the assets owned by Xiaodong Yang in the Shouguang City Hanting  Area.  These assets include a 50-year mineral rights and land lease covering 2,641 acres or 11 square kilometers of real property, with proven and probable reserves of  approximately 205,000 being serviced by 294 wells, annual production of 4,700 tons as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $9,722,222.

Our Business Segments

Our business operations are conducted in two segments, bromine and crude salt, and chemical products.  We manufacture and trade bromine and crude salt, and manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents and inorganic chemicals.  We conduct all of our operations in China, in close proximity to China’s petrochemical and oil refinery manufacturing base and its rapidly growing market.

       Bromine and Crude Salt

We manufacture and distribute bromine through our wholly-owned subsidiary, Shougang City Haoyuan Chemical Company Limited, or SCHC.  Bromine (Br2) is a halogen element and it is a red volatile liquid at standard room temperature which has reactivity between chlorine and iodine.   Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine is also used to form intermediates in organic synthesis, in which it is somewhat preferable over iodine due to its lower cost.  Our bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants. According to figures published by the China Crude Salt Association,  we are one of the largest manufacturers of bromine in China, as measured by production output

The extraction of bromine in the Shangdong province is limited by the Provincial Government to six licensees.  We hold one of such licenses.  The other five license holders produce bromine mainly for their own consumption.  Although there are only six licensed bromine producers in Shangdong, the government has not shut down hundreds of small unlicensed producers.  Part of our business strategy is to acquire these producers and to use our bromine to expand our downstream chemical operations.

Location of Production Sites

Our production sites are located in the Shangdong Province in northeastern China. The productive formation (otherwise referred to as the “working region”), extends from latitude N 36°56’ to N 37°20’ and from longitude E 118°38’ to E 119°14’, in the north region of Shouguang city, from the Xiaoqing River of Shouguang city to the west of the Dan river, bordering on Hanting District in the east, from the main channel of “Leading the Yellow River to Supply Qingdao City Project” in the south to the coastline in the  north. The territory is classified as coastal alluvial – marine plain with an  average height two to seven meters above the sea level. The terrain is relatively flat.

Bromine reserve study conducted by Institute of Mineral Resources Chinese Academy of Geological Science

In November 2007 the Institute of Mineral Resources Chinese Academy of Geological Science completed a study of the bromine reserves included in the assets of  SCHC at the time it was acquired (the “SCHC Assets”), the Qinshuibo Assets and the Liu Hu Assets. This study determined the occurrences and burying conditions, distribution range and characteristics of natural brine occurring in these assets; analyzed the creation, supply and exploration conditions of these properties.  The study concluded that economic reserves of bromine are 776,000 tons in the SCHC Assets, 230,000 tons in the Qinshuibo Assets, and 280,000 tons in the Liu Hu Assets, that the natural brine resources of these three assets collectively is about 3.9 billion cubic meters. In addition it estimated that the economic reserves  in these three assets collectively are approximately 300 million tons of rock salt (liquid NaCl), 4.3 million tons of potassium chloride, 55 million tons of magnesium chloride, 29 million tons of magnesium sulfate, and 9.8 million tons of calcium sulfate.

Geological background of this region

The Shangdong Province working region is located to the east of Lubei Plain and on the south bank of Bohai Laizhou Bay. The geotectonic location bestrides on the North China Platte (I) and north three-level structure units, from west to east including individually the North China Depression, Luxi Plate, and Jiaobei Plate. Meanwhile, 4 V-level structure units including the Dongying Sag of Dongying Depression(IV) of North China Depression, the Buried Lifting Area of Guangrao, Niutou sag and Buried Lifting Area of Shuanghe and are all on two V-level structure units including Xiaying Buried Lifting Area of Weifang Depression (IV) of Luxi Plate and Chuangyi Sag, as well as on a V-level structure units of Jiaobei Buried Lifting Area of Jiaobei Plate.   Ths is so confusing, maybe we should drop it?

Processing of Bromine

Natural brine is a complicated salt-water system, containing many ionic compositions in which different ions have close interdependent relationships and which can be reunited to be many dissolved soluble salts such as sodium chloride, potassium chloride, calcium sulfate, potassium sulfate and other similar soluble salts.

The goal of natural brine processing is to separate and precipitate the soluble salts or ions away from the water.  Due to the differences in the physical and chemical characteristics of brine samples, the processing methods are varied, and can result in inconsistency of processing and varied technical performance for the different useful components from the natural brine.

Bromine

Bromine is the first component extracted during the processing of natural brine. In natural brine, the bromine exists in the form of bromine sodium and bromine magnesium and other soluble salts.

Bromine is produced by extracting the bromine ion from natural brine.   In neutral or acidic water, the bromine ion is easily oxidized by adding the oxidative of chlorine and generating the single bromine away from the brine. Thereafter, the extracted single bromine is blown out by forced air, then absorbed by sulfur dioxide or soda. This production method is called “air blowing out process”, is  technologically very simple,with a relatively high bromine extraction rate, often reaching to 70-80%.  The whole process can be completed in a closed system, avoiding harm to the environment.  Nevertheless,  the various materials consumed during oxidation, absorption and distillation are relatively higher than those used in other production methods, therefore the process costs are relatively higher.

Soluble salts

The extraction of natural brine’s soluble salts is accomplished through the method known as distillation crystallization, in which the extracted natural brine is placed into containing pools and then exposed to natural sunshine, which makes the soluble salts reach the saturation point and precipitate after crystallization. This is a relatively simple method to operate with low processing costs.

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shougang Yuxin Chemical Industry Company Limited , (SYCI).  The products we produce and the markets in which they are sold include, among others:

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

SYCI concentrates its efforts on the production and sale of chemical products that are in used in oil and gas field explorations, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents, and inorganic chemicals. SYCI also engages in research and development of commonly used chemical products as well as medicine intermediates. Currently, SYCI's annual production of oil and gas field exploration products and related chemicals is over 10,000 tons, and its production of papermaking-related chemical products is over 7,000 tons. These products are mainly distributed to large domestic papermaking manufacturers and major oilfields such as Shengli Oilfield, Daqing Oilfield, Zhongyuan Oilfield, Huabei Oilfield, and Talimu Oilfields.

SYCI’s headquarters are located in Shouguang City at 2nd Living District, Qinghe Oil Factory, Shouguang City, Shandong Province, China. The company has been certified as ISO9001-2000 compliant and received the Quality Products and Services Guarantee Certificate from China Association for Quality. SYCI has been accredited by Shandong as a Provincial Credit Enterprises and is a Class One supplier for both China Petroleum & Chemical Corporation (SINOPC) and PetroChina Company Limited. SYCI has been engaged in product innovation and R&D projects with Shandong University, Shandong Institute of Light Industry, Southeast University and other higher education institutions. SYCI has hired three college professors and three professionals who hold PhD degrees to lead its Research and Development department.

Segment disclosure

We follow SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information, which requires us to provide certain information about our operating segments.  We have two reportable segments:  bromine and crude salt and chemical products.

The amounts set forth below are based upon on an average Renminbi to US$ exchange rates of $0.12557 and $0.13167 during fiscal year 2006 and 2007 respectively.

	Net Sales by Segment
	Twelve Months Ended		Twelve Months Ended
	December 31, 2007		December 31, 2006
Segment		Percent of total		Percent of total
Bromine and Crude salt	$34,015,484	63%	$17,825,097	56%
Chemical Products	$20,233,166	37%	$13,911,119	44%
Total sales	$54,248,650	100%	$31,736,216	100%

Percentage Increase in Net Sales from fiscal year 2006 to 2007
Segments
Bromine and Crude salt	90.8%
Chemical Products	45.4%

SCHC Product sold in metric tons	Year ended 12/31/07	Year ended 12/31/06	Percentage Change
Bromine	17,648	10,035	+75.9%

Crude Salt	51,000	No Production

	Income from Operations by Segment
	Twelve Months Ended		Twelve Months Ended
	December 31, 2007		December 31, 2006
Segment		Percent of total			Percent of total
Bromine and Crude salt	$14,181,054	66%		$1,728,746	32%
Chemical Products	$7,164,833	34%		$3,714,475	68%
Income from operations before corporate costs	$21,345,887	100%		$5,443,221	100%
Corporate costs	$(1,320,959)		$	-------
Income from operations	$20,024,928			$5,443,221

	Bromine
	and Crude	Chemical	Segment		Consolidated
	Salt	Products	Total	Corporate	Total
December 31, 2007

Net revenue	$34,015,484	$20,233,166	$54,248,650	$-	$54,248,650
Income (loss) from operations	14,181,054	7,164,833	21,345,887	(1,320,959)	20,024,928
Total assets	36,614,939	9,516,930	46,131,869	197,963	46,329,831
Depreciation and amortization	1,111,580	186,871	1,298,451	-	1,298,451

December 31, 2006

Net revenue	$17,825,097	$13,911,119	$31,736,216	$-	31,736,216
Income from operations	1,728,746	3,714,475	5,443,221	-	5,443,221
Total assets	9,835,484	5,069,584	14,905,068	50,000	14,955,068
Depreciation and amortization	213,092	70,362	283,454	-	283,454

Sales and Marketing

Currently, we do not have a marketing staff.  Our customers send their orders to us, usually with cash paid in advance.  Our in-house sales staff then attempts to satisfy these orders based on our actual product production and inventories. Many of our customers have a long term relationship with us, and while we expect this to continue due to continuing high demand for mineral products, this can’t be guaranteed.

Principal Customers

In 2007, our revenues from bromine and crude salt were approximately $34,015,484.  We sell a substantial portion of our products to a limited number of customers.  Our principal customers during 2007 were Shouguang City Weidong Chemical Company Limited, Shouguang City Ruitai Chemical Company Limited, Weifang City Luguang Chemical Company Limited, Shouguang City Fu Hai Chemical Company Limited, and Dongying Hongze Chemical Company Limited.

During the 12 months ended December 31, 2007, sales to our three largest bromine customers, based on net revenue derived from such customers, aggregated $19,010,000, or approximately 56% of total bromine and crude salt net revenue.  At December 31, 2007, amounts due from these customers totaled approximately $2,552,068.

During the year ended December 31, 2006, sales to our four largest bromine customers, based on net sales made to such customers, aggregated $16,670,873, or approximately 94% of total net sales, and sales to our largest customer represented approximately 49% of total net sales. At December 31, 2006, amounts due from these customers totaled $1,187,727.

This concentration of customers makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated

In 2007, our revenues from our bromine and crude salt business were approximately $34.0 million.  The following table shows our major customers (10% or more) for our bromide and crude salt business for the year ended December 31, 2007.

Number	Customer	Revenue (000’s)	Percentage of Segment’s Revenue (%)
1	Shouguang Weidong Chemical Co., Ltd.	$7,139	21%
2	Shandong Ruitai Chemicals Co., LTD.	$6,761	20%
3	Weifang Luguang Chemical Co., Ltd.	$5,110	15%
TOTAL		$19,010	56%

In 2007, our revenues from our chemicals business were approximately $20.2 million.  The following table shows our major customers (10% or more) for our chemicals business as of December 31, 2007:

Number	Customer	Revenue (000’s)	Percentage of Segment’s Revenue (%)
1	Talimu Oil Company -1st, 2nd, and 3rd exploiture dept. Ltd. (1)	$10,244	51%
2	Sinopec Shengli -field Ltd's Qinghe factory	$3,241	16%
3	Wuhan City Chenming Hanyang Papermaking Ltd	$2,316	11%
TOTAL		$15,801	78%

(1)	Represents sales to three autonomous entities within a single corporate group.

Principal Suppliers

Our principal suppliers during 2007 were Sanndong Haike Shengli Electric Chemical Co., Ltd , Shandong Ruitai Chemicals Co., LTD, and Shouguang City Xingyi Fuel Commercel Company Limited, and during 2006 were Shandong Hai Ke Sheng Li Electrochemical Company Limited, Shouguang Rui Tai Chemical Company Limited, Mao Xin Chemical Company Limited, and Heng Lian Chemical Company Limited.

During the 12 months ended December 31, 2007, we purchased 49% of our raw material from two suppliers.  Sanndong Haike Shengli Electric Chemical Co., Ltd accounted for 26% of our purchases of raw materials and Shandong Ruitai Chemicals Co., LTD accounted for 23% of our purchases of raw materials, respectively during that period. As of December 31, 2007, the accounts payable due these suppliers was approximately $1,395,300.

During 2006, we purchased 77% of our products from three suppliers. At December 31, 2006, the aggregate amount due these suppliers were $641,232.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

The Company has announced its intent to acquire bromine properties that are unlicensed and thus not legally permitted to produce bromine.  In 2007 the Company acquired four such properties and in January 2008 the Company acquired another such property.  These five acquisitions expanded our annual production capacity from 10,035 tons to 31,400 metric tons.  These properties were purchased with a combination of cash and shares of our common stock, at purchase prices totalling $34,532,463. The Company expects that it will continue its acquisition program in 2008 and that these acquisitions will be funded by a combination of cash on hand, and the issuance of debt or equity securities, including securities issued to the sellers.

▼Chemical Products

To expand its chemical production capacity, the Company intends to acquire chemical product producers.  These acquisitions will be funded by a combination of cash on hand, and the issuance of debt or equity securities

Competition

The markets for our products have been experiencing increased levels of demand as China continues its recent pace of accelerated growth.  Nevertheless, the markets for our products are highly competitive.  To date, our sales have been limited to customers within the PRC and we expect that our sales will remain primarily domestic for the immediate future.  Our marketing strategy involves developing long term ongoing working relationships with customers based on large multi-year agreements which foster mutually advantageous relationships.

Many of our competitors, particularly those engaged in the distribution of chemicals, are better established than us, have larger infrastructures, greater resources and the capacity to respond to much larger contracts.

Our principal competitors in the bromine and crude salts business are Shandong Hai Hua Holding Limited, Shouguang Fu Kang Medicines Manufacturing Company Limited, Shouguang Weidong Chemical Company Limited, and Shandong Cai Yangzi Salt Field Company, all of which produce bromine principally for use in their chemicals businesses.

Our principal competitors in the chemicals business are Shandong Haihua Group Ltd., Shouguang  Weidong Salt Field Co Ltd., Shouguang Fukang Pharmaceutical Co., Ltd., and Shouguang Caiyangzih Salt Field Co., Ltd.

Government Regulation

The following is a summary of the principal governmental laws and regulations that are or may be applicable to our operations in the PRC. The scope and enforcement of many of the laws and regulations described below are uncertain. We cannot predict the effect of further developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws.

In the natural resources sector, the PRC and the various Provinces have enacted a series of laws and regulations over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation.  The "China Mineral Resources Law" declares state ownership of all mineral resources in the PRC.  However, mineral exploration rights can be purchased, sold and transferred to foreign owned companies. Mineral resource rights are granted by the Central Government permitting recipients to conduct mineral resource activities in a specific area during the license period. These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the Central Government a natural resources fee in an amount equal to a percent of annual sales.  Shangdong Province has determiineed that bromine is to be extracted only by licensed entities and we have received one of six licenses granted.  Despite the provinces desire to limit extraction to licensed entities hundreds of smaller operations continue to extract bromine without licenses.

The Ministry of Land and Resources (MLR) is the principal regulator of mineral rights in China. The Ministry has authority to grant licenses for land-use and exploration rights, issue permits for mineral rights and leases, oversee the fees charged for them and their transfer, and review reserve evaluations.

All of our operating activities in China have been authorized by land and resources departments of local governments.   In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

Employees

As of December 31, 2007, we employed approximately 402 full-time employees, of whom about 74% are with SCHC, 26% are with SYCI.  Approximately 7% of our employees are management personnel, 8% are sales and procurement staff.  45% of our employees have a college degree or higher. None of our employees is represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurance for all of our employees. Expense related to social insurance was approximately $112,446 for fiscal year 2007.

Research and Development

On June 11, 2007, the Company entered into a five year agreement with East China University of Science and Technology to establish a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. Professor Ji of East China University is the Center’s Manager. He will provide his expertise in chemical applications and medicine engineering. SYCI will make an annual payment of $500,000 until the agreement expires on June 14, 2012.

Item 1A. Risk Factors.

You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of our operations could be materially adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regardingour business. Actual results could differ materially from those set forth in the forward-looking statements. See "Special Note Regarding Forward-Looking Information."

Risks Relating to Our Business

The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our results.

As part of our business strategy, we expect to acquire assets and businesses relating to or complementary to our operations. These acquisitions will involve risks commonly encountered in acquisitions. These risks include exposure to unknown liabilities of the acquired companies, additional acquisition costs and unanticipated expenses. Our quarterly and annual operating results could fluctuate due to the costs and expenses of acquiring and integrating new businesses. We may also experience difficulties in assimilating the operations and personnel of acquired businesses. Our ongoing business may be disrupted and our management's time and attention diverted from existing operations. Our acquisition strategy will likely require additional equity or debt financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, that we will be able to integrate such acquisition successfully.

We depend on revenues from a few significant relationships, and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

In general, we have derived a material portion of our revenue from a limited number of customers. If sales to such customers were terminated or significantly reduced, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers and suppliers. Any adverse change in our relationship with our customers and suppliers may have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. We cannot be sure that we will be able to retain our largest customers and suppliers or that we will be able to attract additional customers and suppliers, or that our customers and suppliers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers or suppliers, any reduction or interruption in sales to these customers or suppliers, our inability to successfully develop relationships with additional customers or suppliers or future price concessions that we may have to make could significantly harm our business.

Attracting and retaining key personnel is an essential element of our future success.

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate executive and other key employees, including those in managerial, technical, marketing and information technology support positions. Experienced management and technical, marketing and support personnel are in demand and competition for their talents is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of our chairman and chief executive officer, our business may suffer.

We are dependent on Mr. Ming Yang, our chairman and chief executive officer.  The loss of his services could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. We do not have key-man term life insurance policy on Mr. Yang.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results or operations and financial condition.

We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. Such activities could result in increased responsibilities for management. Our future success will be highly dependent upon our ability to manage successfully the expansion of operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel.

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

Our management is comprised almost entirely of individuals residing in the PRC with very limited English skills

    Our management is comprised almost entirely of individuals born and raised in the PRC.  As a result of differences in culture, educational background and business experiences, our management may analyze, evaluate and present business opportunities and results of operations differently from the way they are analyzed, evaluated and presented by management teams of public companies in Europe and the United States.  In addition, our management has very limited skills in English.  Consequently, it is possible that our management team will emphasize or fail to emphasize aspects of our business that might customarily be emphasized in a different manner by comparable public companies from different geographical and political areas.

We will face many of the difficulties that companies in the early stage may face.

We have a limited operating history as a bromine produce and chemical processing company, which may make it difficult for you to assess our ability to identify merger or acquisition candidates and our growth and earnings potential. Therefore, we may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face. We may continue to face these difficulties in the future, some of which may be beyond our control.  If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

•	the success of identifying and completing mergers and acquisitions;
•	the introduction of competitive products by different or new competitors;
•	reduced demand for any given product;
•	difficulty in keeping current with changing technologies;
•	increased or uneven expenses, whether related to sales and marketing, product development or administration;
•	deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects; and
•	costs related to possible acquisitions of technology or businesses.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could be lower than the expectations of investors and analysts. If so, the market price of our stock would likely decline.

Conflicts of interest.

       Mr. Ming Yang, our chairman, was a substantial owner of SCHC and SCYI before their acquisition by us, and remains a substantial owner of our securities.  There may have been conflicts of interest between Mr. Yang and our Company as a result of such ownership interests. The terms on which we acquired SCHC and SCYI may have been different from those that would have been obtained if SCHC and SCYI were owned by unrelated parties.

Risks Related to Doing Business in the People's Republic of China

Our business operations take place primarily in the People's Republic of China.  Because Chinese laws, regulations and policies are changing, our Chinese operations will face several risks summarized below.

  - Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

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

  - Any change in policy by the Chinese government could adversely affect investments in Chinese businesses.

Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of supplies, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries, could significantly affect the government's ability to continue with its reform.

  - We face economic risks in doing business in China.

As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, legal recourse, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinate to state-owned companies, which are the mainstay of the Chinese economy. However, we cannot assure you that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

  - The Chinese legal and judicial system may negatively impact foreign investors.

In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development , and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes.

      The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. We cannot assure you that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the People’s Republic of China’s legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People’s Republic of China mandate accounting practices which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People’s Republic of China’s accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Because our principal assets are located outside of the United States and some of our directors and all of our executive officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the People's Republic of China.

In addition, our operating subsidiaries and substantially all of our assets are located outside of the United States. You will find it difficult to enforce your legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the People's Republic of China and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the courts of the People's Republic of China. In addition, it is unclear if extradition treaties in effect between the United States and the People's Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

  - Economic Reform Issues

      Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure you that:

•      We will be able to capitalize on economic reforms;
•      The Chinese government will continue its pursuit of economic reform policies;
•      The economic policies, even if pursued, will be successful;
•      Economic policies will not be significantly altered from time to time; and
•      Business operations in China will not become subject to the risk of nationalization.

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

 Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included revaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

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

Risks Associated with Bromine Extraction

We are subject to risks associated with our operations which may affect our results.

The resource industry in the PRC has drawbacks that the resource industry does not have within the United States. For instance:

•
In China, insurance coverage is a relatively new concept compared to that of the United  States and for certain aspects of a business operation, insurance  coverage is restricted or expensive.  Workers compensation for employees in the PRC may be unavailable or, if available, insufficient to adequately cover such employees.

•
The environmental laws and regulations in the PRC set various standards regulating certain aspects of health and environmental quality, including, in some cases, the obligation to rehabilitate current and former facilities and locations where operations are or were conducted.  Violation of those standards could result in a temporary or permanent restriction by the PRC of our bromine operations.

We cannot assure you that we will be able to adequately address any of these or other limitations.

Our earnings and, therefore our profitability, may be affected by price volatility.

We anticipate that the majority of our future revenues will be derived from the sale of bromine and products derived from bromine and, as a result, our earnings are directly related to the prices of these products. There are many factors influencing the price of these products including expectations for inflation; global and regional demand and production; political and economic conditions; and production costs. These factors are beyond our control and are impossible for us to predict. As a result, price changes may adversely affect our operating results.

We may become subject to numerous risks and hazards associated with our chemical processing business.

Bromine is highly corrosive and must be handled carefully in order to avoid leakage and damage to containers, transportation equipment and other facilities.  The risks associated with bromine include:
•	environmental hazards; and
•	industrial accidents, including personal injury.

        Such risks could result in:
•	damage to or destruction of properties or production facilities;
•	personal injury or death;
•	environmental damage;
•	monetary losses; and
•	legal liability.

Our business operations and related activities may be subject to PRC government regulations concerning environmental protection.

We may have to make a significant financial commitment for the construction of environmental protection facilities and the establishment of a sound environmental protection management and monitoring system. Compliance with existing and future environmental protection regulations may increase our operating costs and may adversely affect our operating results.

Our operations and business activities may involve dangerous materials.

Although we may establish stringent rules relating to the storage, handling and use of dangerous materials, there is no assurance that accidents will not occur. Should we be held liable for any such accident, we may be subject to penalties and possible criminal proceedings may be brought against our employees.

Risks Relating to our Common Stock and our Status as a Public Company

The price of our common stock may be affected by a limited trading volume and may fluctuate significantly.

There has been a limited public market for our common stock and we cannot assure you that an active trading market for our stock will develop or if developed, will be maintained. The absence of an active trading market may adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. In addition, we cannot assure you that you will be able to sell shares of common stock that you have purchased without incurring a loss. The market price of our common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. In addition, the market price for our common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

We have not and do not anticipate paying any dividends on our common stock; because of this our securities could face devaluation in the market.

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

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

Lack of management control by purchasers of the common stock offered hereby.

As of March 7, 2008, Mr. Ming Yang, our chairman and chief executive officer, and his affiliates, beneficially owned approximately 27% of our common stock. As a result of this concentration of ownership, our public stockholders, acting alone, do not have the ability to influence the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our Company that may be desirable for our stockholders, and may limit the price that investors are willing to pay for our common stock.

               Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over the Company.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock. Our Board of Directors by resolution may authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance thereof. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative; relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors' ability to issue preferred stock  may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders or subject our company to risks upon default

We may issue our securities to acquire companies or assets. Most likely, we will issue additional shares of our common stock or preferred stock, or both, to complete acquisitions. If we issue additional shares of our common stock or shares of our preferred stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease. The shares of preferred stock we issue are likely to provide holders with dividend, liquidation and voting rights, and may include participation rights, senior to, and more favorable than, the rights and powers of holders of our common stock.

If we issue debt securities as part of an acquisition, and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation. Even if we are able to meet our debt service obligations as they become due, the holders of that debt may accelerate payment if we fail to comply with, and/or are unable to obtain waivers of, covenants that require us to maintain certain financial ratios or reserves or satisfy certain other financial restrictions. In addition, financial and other covenants in the agreements we may enter into to secure debt financing may restrict our ability to obtain additional financing and our flexibility in operating our business.

We have significant indebtedness. We are significantly leveraged and our indebtedness is substantial in relation to our stockholders' equity. Our ability to make principal and interest payments will depend on future performance, which is subject to many factors, some of which are outside our control. In the case of a continuing default with respect to this indebtedness, the lender will have the right to foreclose on our assets, which would have a material adverse effect on our business. Payment of principal and interest on this indebtedness may limit our ability to pay cash dividends to stockholders and the documents governing this indebtedness prohibit the payment of cash dividends in certain situations. Our leverage may also adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.

           We have approximately 86,000,000 shares of our common stock outstanding.  There are a limited number of holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Item 2. Properties.

We do not own any land, though we do own some of the buildings on land we lease. Our executive offices are located in China at Chenming Industrial Park, Shouguang City, Shandong, People's Republic of China, which also is the headquarters of SCHC. These offices are located on approximately 17,342 square meters of land owned by Shouguang City Wo Pu Town Ba Mian He Village. The lease for the land expires on March 31, 2054. The annual rent for the land is RMB 46,230, or approximately US$5,779. The building on this land has approximately 3,335 square meters of usable space and is owned by SCHC.

           SYCI's headquarters are located in the 2nd Living District, Shouguang City, Shandong Province, People's Republic of China. SYCI's headquarters are located on approximately 18,768 square meters of land owned by Shouguang City Houxin village. There are three buildings owned by SYCI located on the property. Two of the buildings are operational plants of steel structure with an aggregate of approximately 1,560 square meters of production space and a total of 4,000 square meters for pump rooms, boiler rooms, finished products and raw materials storage. The third building is primarily for administration and has approximately 795 square meters.   The company has a 50 year lease on the land from April 1, 1998 to March 31, 2048 at an annual rent of 200,000RMB or $25,641.

 The chart below represents the six bromine producing properties currently leased by the Company:

	Location	Acreage	Approximate proven/probable reserve (tons)	Actual Annual Production Capacity (tons)
SCHC Assets	Shouguang City Yangjiahuan Area Shandong Province P.R.C.	10,131	776,000	11,500
Qinshuibo Assets	Shouguang City Qinshuibo Area Shandong Province P.R.C.	1,846	230,000	4,500
Liu Hu Assets	Dong Ying City Liu Hu Area Shandong Province P.R.C.	2,318	280,000	3,700
Renja Assets	Shouguang City Renja Area Shandong Province P.R.C.	2,165	225,000	3,700
Houxing Assets	Shouguang City Houxing Area Shandong Province P.R.C.	2,310	240,000	3,900
Hanting Assets	Shouguang City Hanting Area Shandong Province P.R.C.	2,641	210,000	4,700

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded in the over-the-counter market (the OTC Bulletin Board).  Prior to February 20, 2007, the date we changed our name from Diversifax. Inc. to Gulf Resources, Inc., our common stock was quoted under the symbol “DSFX.OB.”  From February 20 to November 27, 2007, our common stock was quoted under the symbol “GUFR.OB.” Since November 28, 2007, the date we affected a 2-for-1 forward stock split of our common stock, our common stock has been quoted under the symbol “GFRE.OB.”

 The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.  The prices have been retroactively adjusted for the 1-for-100 reverse stock split of our common stock affected on October 23, 2006 and the 2-for-1 forward stock split of our common stock effected on November 28, 2007.

	High	Low
2007

First Quarter	$2.00	$0.725
Second Quarter	$2.975	$0.925
Third Quarter	$1.475	$0.90
Fourth Quarter	$3.00	$1.45

2006

First Quarter	$0.50	$0.25
Second Quarter	$0.75	$0.50
Third Quarter	$2.75	$0.65
Fourth Quarter	$0.75	$0.55

      As of March 7, 2008, our common stock was held of record by approximately 247 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

      We have never paid cash dividends on our common stock. Holders of our common stock are entitled to receive dividends, if any, declared and paid from time to time by the Board of Directors out of funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors that our Board of Directors may consider.

Our Equity Compensation Plans

The following table provides information as of December 31, 2007 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,000	$2.025	0
Equity compensation plans not approved by security holders	none	n/a	0
Total	100,000	$2.025	0

______

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2007, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2007 in our Reports on Form 10-QSB or Form 8-K, as applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are a holding company which conducts operations through our wholly-owned China subsidiaries.  Our business is conducted and reported in two segments.

Through our wholly-owned subsidiary, SCHC, we produce and trade bromine and crude salt.  We are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine also is used to form intermediary chemical compounds such as T.M.B.  Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines, disinfectants.

Through our wholly-owned subsidiary, SYCI, we manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents and inorganic chemicals.

On December 12, 2006, we acquired, through a share exchange, Upper Class Group Limited, a British Virgin Islands holding corporation which then owned all of the outstanding shares of SCHC. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class for the net assets of our company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, our company, are those of the legal acquiree, Upper Class Group Limited, which is considered to be the accounting acquirer.  Share and per share amounts reflected in this report have been retroactively adjusted to reflect the merger.

On February 5, 2007, we, acting through SCHC, acquired SYCI. Since the ownership of Gulf Resources, Inc. and SYCI was then substantially the same, the transaction was accounted for as a transaction between entities under common control, whereby we recognized the assets and liabilities of SYCI at their carrying amounts.  Share and per share amounts stated in this report have been retroactively adjusted to reflect the merger.

As a result of our acquisitions of SCHC and SYCI, our historical financial statements and the information presented below reflects the accounts of SCHC and SYCI. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Year ended December 31, 2007 as compared to year ended December 31, 2006
	For the year ended	For the year ended	Percentage
	December 31, 2007	December 31, 2006	Change

Net Revenue	$54,248,650	$31,736,216	+70.9%

Cost of Net Revenue	$32,108,180	$20,503,829	+56.6%

Gross Profit	$22,140,470	$11,232,387	+97.1%

Research and Development costs	$268,168	----------	-------

General and Administrative expenses	$1,847,374	$5,789,166	(68.1%)

Income from operations	$20,024,928	$5,443,221	+267.9%

Other Income (expenses), net	$6,717	$252,483	(97.3%)

Income before taxes	$20,031,645	$5,695,704	+251.7%

Income Taxes	$7,798,682	$1,884,244	+313.9%

Net Income	$12,232,963	$3,811,460	+221.0%

Basic and Diluted Earnings Per Share	$ 0.13	$ 0.04

Net Revenue Net revenue were $54,248,650 in fiscal 2007, an increase of $22,512,434 (or approximately 70.9%) as compared to fiscal 2006. This increase in was primarily attributable to strong growth in our sales of bromine and crude salt, which increased from $17,825,097 in fiscal 2006 to $34,015,484 in fiscal 2007, an increase of approximately 90.8%, and in our sales of chemical products, which increased from $13,911,119 in fiscal 2006 to $20,233,166 in fiscal 2007, an increase of approximately 45.5%.  The increase in the net sales of bromine and crude salt was primarily as a result of the purchase of four bromine producing properties acquired during 2007, the completion of 280 new bromine wells in December 2006, the addition of new customers.. Among the total increase of net sales, about $12,000,000 was due to the properties acquired during 2007, and $4,300,000 was from organic growth. The increase in the sales of our chemical products was due to the completion of equipment upgrades and the development of new chemical products.

	Net Revenue by Segment
	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
Segment		Percent of total		Percent of total
Bromine and Crude salt	$34,015,484	63%	$17,825,097	56%
Chemical Products	$20,233,166	37%	$13,911,119	44%
Total sales	$54,248,650	100%	$31,736,216	100%

Year Ended December 31
2007 vs. 2006
Segment	Percent Increase of Net Sales
Bromine and Crude salt	90.8%
Chemical Products	45.4%

Shouguang City Haoyuan Chemical Company Limited ("SCHC")	Year Ended December 31
Product sold in metric tons	2007	2006	Percentage Change
Bromine	17,648	10,035	+75. 9%

Crude Salt	51,000	No Production

The proportion of our total net sales represented by bromine and crude salt in fiscal 2007 increased as compared to the comparable period in 2006.  Although sales in both segments grew, the growth of sales of bromine and crude salt was greater than that of our chemical products operations mainly due to four bromine asset acquisitions during fiscal 2007.

Cost of Net Revenue Cost of net revenue reflects the raw materials consumed, direct salaries and benefits, electricity and other manufacturing costs. Our Cost of net revenue  was $32,108,180 in fiscal 2007, an increase of $11,604,351 (or approximately 56.6%) from the Cost of revenue net  in fiscal 2006.  This increase resulted primarily from the increase in our net revenue which were approximately 69.5% higher in 2007.  The decrease in the Cost of net revenue as a percentage of revenue was due to greater utilization of bromine production capacity and tighter control of direct costs and indirect costs such as salaries, transportation and consumables as a result of economies of scale achieved.

Gross Profit Gross profit was 41% of net sales in fiscal 2007 compared to 35% in fiscal 2006, an improvement of 6 percentage points, reflecting the benefits of the factors discussed above.

Research and Development Costs Research and development costs were first recorded in third quarter of 2007. The research and development costs result from SYCI and East China University of Science and Technology having entered into a five year agreement to establish a Co-Op Research and Development Center in June 2007 to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry.  All research findings and patents developed by this Center will belong to Gulf Resources.

General and Administrative Expenses General and administrative expenses were $1,847,374 in fiscal 2007, a decrease of $3, 941,792 (or approximately 68.1%) from the general and administrative expenses of $5,789,166 during fiscal 2006.  This significant decrease in general and administrative expenses was primarily due to incurring organizational expenses of $5,344,295 in fiscal 2006, partially offset by the addition of corporate functions resulting from the creation of Gulf Resources,  Inc.

Income from Operations
	Income from Operations by Segment
	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
Segments		Percent of total			Percent of total
Bromine and Crude salt	$14,181,054	66%		$1,728,746	32%
Chemical Products	$7,164,833	34%		$3,714,475	68%
Income from operations before corporate costs	$21,345,887	100%		$5,443,221	100%
Corporate costs	$(1,320,959)		$	-------
Income from operations	$20,024,928			$5,443,221

Income from Operations was $20,024,928 in fiscal 2007 (or 39.9% of net revenue), an increase of $14,581,707 (or approximately 268%) over Income from Operations in fiscal 2006. This increase resulted primarily from the increase in revenues and relatively lower increase in cost of net sales as discussed above.  This increase resulted from increases in Income from Operations in both the bromine and crude salt, and the chemical products segments of the Company.  In fiscal 2007, income from operations in the bromine and crude salt segment was $14,181,054, an increase of 720% from $1,728,746 in fiscal 2006. In fiscal 2007, income from operations in the chemical products division was $7,164,833, an increase of 93% from income from operations in this division of $3,714,475 in fiscal 2006. The increase in the income from operations of bromine and crude salt was primarily as a result of the purchase of four new bromine assets and the organizational expenses of $5,344,295 incurred in 2006, as well as a higher gross margin. The increase in the income from operations of our chemical products was due to the completion of equipment upgrade and the development of new chemical products.

 Other Income (Expense) Other Income (Expense) was $6,717 for fiscal year 2007, a decrease of $245,766 from the Other Income (Expense) of $252,483 for fiscal year 2006. This decrease was primarily due to an increase in interest expense resulting from debt incurred in fiscal 2007 whereas there were no interest expenses incurred in 2006.

Net Income Net Income was $12,232,963 in fiscal 2007, an increase of $8,421,503 (or approximately 221%) as compared to fiscal 2006. This increase was primarily attributable to the higher operating profit resulting from the increase in revenues, the organizational expenses incurred in 2006,and relatively lower increase in cost of net sales, as discussed above, partially offset by an increase in the effective tax rate to 38.9% in 2007 from 33.1% in 2006 due to disallowance of certain expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, Cash and Cash Equivalents were $10,773,875 as compared to $5,692,608 as of December 31, 2006.  The components of this increase of $5,081,267 are reflected below.

                       Cash Flow

	Year Ended December 31

	2007	2006
Net cash provided by operating activities	$15,968,028	$6,417,196
Net cash used in investing activities	$(22,679,319)	$(1,573,003)
Net cash provided by (used in) financing activities	$11,336,324	$(4,879,905)
Effects of exchange rate changes on Cash	$456,234	$185,931
Net cash inflow	$5,081,267	$150,219

           In 2007 the Company met its working capital and capital investment requirements mainly by using operating cash flows, notes payable and the issuance of its stock to sellers of property.

The following table sets forth the information about the Company’s debt instruments as of December 31, 2007 (also see Note 6 of the Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplemental Data”):

	Year of Maturity
	2008	2009

Bank Borrowing	$3,770,250	0

Average Interest Rate	6.5%

Note payable including Current portion	$5,484,000	$6,169,500

Average Interest Rate	3.33%	n/a

           As previously disclosed, the Company will continue to explore opportunities relating to bromine asset purchases and expansion of its chemical product capacity.

Net Cash Provided by Operating Activities

During twelve months ended December 31, 2007, we had positive cash flow from operating activities of $15,968,028, primarily attributable to net income of $12,232,963, an increase in accounts payable and accrued expenses of $2,014,738, and an increase in taxes payable of $2,065,580, partially offset by an increase of accounts receivable of $2,347,199.  Net Cash Provided by Operating Activities in 2007 improved by $9,550,832 from that of 2006.  The primary source of this was an increase in 2007 Net Income, which was $12,232,963 or $8,421,503 greater than that of 2006.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $22,679,319 to acquire additional mineral rights, property, plant and equipment during fiscal 2007.  These acquisitions were financed by cash flows from operating activities and proceeds from the issuance of notes payable totaling $14,812,875. The proceeds of our financing activities were also used to pay dividends aggregating $4,739,600.

           We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve (12) months. However we will likely need to raise additional capital in order to fund the ongoing program of acquiring unlicensed bromine properties and increasing our chemical production capacity.  We expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions or a combination of both.  There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Working capital at December 31, 2007 was approximately $1,150,016 at December 31, 2007 as compared to $3,151,798 at December 31, 2006.

For the immediate future we intend to focus our efforts on the activities of SCHC and SYCI. Our short to mid-term strategic plan is based on expansion in the Chinese market. Our long-term strategic goal is to expand our market to overseas countries.  As a result, we may issue additional shares of our capital stock and incur new debt in order to raise cash for acquisitions and other capital expenditures during the next twelve months.

We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects. We may affect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth.

We are not currently party to any contracts or other arrangements with respect to future acquisitions.

Critical Accounting Policies and Estimates

Basis of Consolidation
The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, SCHC, SYCI and Hong Kong Jiaxing (collectively the “Company”).  All material intercompany transactions have been eliminated in consolidation.

The consolidated financial statements have been restated for all periods prior to the SCHC and SYCI to include the financial position, results of operations and cash flows of the commonly controlled companies.

Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with maturities of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Accounts Receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts.  As of December 31, 2007 and 2006 the Company considered all accounts and other receivables collectable and did not record an allowance for doubtful accounts.

Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out cost basis, or net realizable value. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less selling expenses.

Property, Plant and Equipment
Property, Plant and Equipment is stated at cost. Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.

Mineral rights are stated at cost, less accumulated amortization. Mineral rights are amortized ratably over the 50 year term of the lease, or the equivalent term under the units of production method, whichever is shorter.

The Company’s depreciation and amortization policies on fixed assets are as follows:

Useful life in years
Mineral rights	Lower of the period of lease or 50 years
Buildings	20
Machinery	8
Motor vehicles	5
Equipment	8

Asset Retirement Obligation
The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which established a uniform methodology for accounting for estimated reclamation and abandonment costs. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. Currently, there are no reclamation or abandonment obligations associated with the land being utilized for exploitation.

Recoverability of Long Lived Assets
The Company follows SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” The Statement requires that long-lived and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s annual financial statements.

Mineral Rights
The Company follows FASB Staff Position amending SFAS No. 142 and No. 144 which provide that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

Financial Instruments
Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of the fair value of financial instruments held by the Company.  SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and taxes payable approximate fair value due to their short-term nature.

Reporting Currency and Translation
The Company’s functional currency is Renminbi (“RMB”); however, the reporting currency is the United States dollar (“USD”).  Assets and liabilities of the Company have been translated into dollars using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Foreign Operations
All of the Company’s operations and assets are located in China.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

Revenue Recognition
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, the Company recognizes revenue, net of any taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.  Subject to these criteria, the Company generally recognizes revenue at the time of shipment or delivery to the customer, and when the customer takes ownership and assumes risk of loss based on shipping terms.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales.  For the years ended December 31, 2007 and 2006, shipping and handling costs were $384,868 and $492,749.

Basic and Diluted Net Income per Share of Common Stock
In accordance with Financial Accounting Standards No. 128, “Earnings per Share”, basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial information required by this item is set forth beginning on page F-1.

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

GULF RESOURCES, INC.
AND SUBSIDIARIES

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gulf Resources, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations,  comprehensive income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 10, 2008

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,773,875	$5,692,608
Accounts receivable	3,945,000	1,403,564
Inventories	413,391	470,615
Prepaid expenses	145,484	-
Prepayment and deposit	236,269	-
Due from related party	-	1,196,464
Prepaid land lease	13,521
Income tax receivable	-	1,111,154
TOTAL CURRENT ASSETS	15,527,540	9,874,405

PROPERTY, PLANT AND EQUIPMENT, Net	30,105,185	4,462,407
PREPAID LAND LEASE, Net of current portion	697,107	618,256

TOTAL ASSETS	$46,329,832	$14,955,068

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$9,939,750	$-
Accounts payable and accrued expenses	2,928,248	6,225,818
Due to related party	32,230	15,384
Taxes payable	1,477,296	481,405
TOTAL CURRENT LIABILITIES	14,377,524	6,722,607
LONG TERM LIABILITIES
Notes payable, net of current portion	5,484,000	-
TOTAL LIABILITIES	19,861,524	6,722,607

STOCKHOLDERS' EQUITY PREFERRED STOCK: $0.001 par value; 1,000,000 Shares authorized; none outstanding
COMMON STOCK: $0.0005 par value; 400,000,000
shares authorized; 99,668,842 and 86,410,880 shares
issued and outstanding	49,834	43,205

ADDITIONAL PAID-IN CAPITAL	11,924,616	2,668,817

RETAINED EARNINGS – UNAPPROPRIATED	11,323,518	3,535,252

RETAINED EARNINGS – APPROPRIATED	1,321,893	1,077,864

CUMULATIVE TRANSLATION ADJUSTMENT	1,848,447	368,391
TOTAL STOCKHOLDERS' EQUITY	26,468,308	8,232,461
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,329,832	$14,955,068

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

NET REVENUE
Net sales	$53,780,313	$31,736,216
Maintenance service income	468,337	-
	54,248,650	31,736,216

OPERATING EXPENSES
Cost of net revenue	32,108,180	20,503,829
Consulting fees	-	5,344,395
Research and development expenses	268,168	-
Other administrative expenses	1,847,374	444,771
	34,223,722	26,292,995

INCOME FROM OPERATIONS	20,024,928	5,443,221

OTHER INCOME (EXPENSES)
Sundry income	97,524	246,493
Rental income	15,801	-
Interest expense	(161,577)	-
Interest income	54,969	5,990

INCOME BEFORE INCOME TAXES	20,031,645	5,695,704

INCOME TAXES - current	7,798,682	1,884,244

NET INCOME	$12,232,963	$3,811,460

BASIC AND DILUTED EARNINGS PER SHARE	$0.13	$0.04

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	96,688,504	86,410,880

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006
NET INCOME	$12,232,963	$3,811,460

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,480,056	227,906

COMPREHENSIVE INCOME	$13,713,019	$4,039,366

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

				Statutory	Statutory
			Additional	Common	Public		Cumulative
	Number	Common	Paid-in	Reserve	Welfare	Retained	Translation
	of Shares	Stock	Capital	Fund	Fund	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2005	85,376,236	$42,688	$1,733,304	$696,719	$348,359	$5,918,390	$140,485	$8,879,945

Issue of share capital at merger	1,034,644	517	(517)	-	-	-	-	-

Capital Contribution	-	-	936,030	-	-	-	-	936,030

Net income for year	-	-	-	-	-	3,811,460	-	3,811,460

Dividend distribution	-	-	-	-	-	(5,622,880)	-	(5,622,880)

Transfer to reserve funds	-	-	-	381,145	190,573	(571,718)	-	-

Cumulative translation adjustment	-	-	-	-	-	-	227,906	227,906

BALANCE AT DECEMBER 31, 2006	86,410,880	$43,205	$2,668,817	$1,077,864	$538,932	$3,535,252	$368,391	$8,232,461

Common stock issues as payment for accrued expenses	9,979,800	4,990	5,339,405	-	-	-	-	5,344,395

Common stock issuance for prepaid expenses	900,000	450	892,050	-	-	-	-	892,500

Common stock issuance for acquiring assets	1,558,572	779	1,986,400	-	-	-	-	1,987,179

Common stock issuance for acquiring assets	819,590	410	940,890	-	-	-	-	941,300

Issuance of stock options	-	-	97,054	-	-	-	-	97,054

Transfer from Statutory Public Welfare Fund	-	-	-	538,932	(538,932)	-	-	-

Transfer from Statutory Common Reserve Fund	-	-	-	(294,903)	-	294,903	-	-

Cumulative translation adjustment	-	-	-	-	-	-	1,480,056	1,480,056

Dividend distribution	-	-	-	-	-	(4,739,600)	-	(4,739,600)

Net income for year ended December 31, 2007	-	-	-	-	-	12,232,963	-	12,232,963

BALANCE AT DECEMBER 31, 2007	99,668,842	$49,834	$11,924,616	$1,321,893	$-	$11,323,518	$1,848,447	$26,468,308

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,232,963	$3,811,460
Adjustments to reconcile net income
to net cash provided by operating activities
Amortization of prepaid expenses by shares issued for consulting fee	747,016	-
Depreciation and amortization	1,298,451	283,454
Stock-based compensation expense	97,054	-
(Increase) decrease in assets
Accounts receivable	(2,347,199)	(915,152)
Inventories	86,336	440,239
Prepaid expense	-	(558,787)
Prepayment and deposit	(226,911)	29,822
Income tax receivable	-	(1,088,359)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	2,014,738	5,662,627
Taxes payable	2,065,580	(1,248,108)

Net cash provided by operating activities	15,968,028	6,417,196

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment	(22,679,319)	(1,573,003)

Net cash used in investing activities	(22,679,319)	(1,573,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to director	-	(121,829)
Capital contribution	50,000	936,523
Advances to related party	1,213,049	(18,835)
Proceeds from issuance of notes payable	14,812,875	-
Dividends paid	(4,739,600)	(5,675,764)

Net cash provided by (used in) financing activities	11,336,324	(4,879,905)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	456,234	185,931

NET INCREASE IN CASH & CASH EQUIVALENT	5,081,267	150,219

CASH & CASH EQUIVALENT - BEGINNING OF YEAR	5,692,608	5,542,389

CASH & CASH EQUIVALENT - END OF YEAR	$10,773,875	$5,692,608

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for Income taxes	$6,123,070	$4,637,792

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Issuance of common stock as payment for accrued expenses	$5,344,395	$-

Issuance of common stock for prepaid expenses	$892,500	$-

Issuance of common stock for acquiring assets	$2,928,479	$-

Issuance of stock options	$97,054	$-

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On December 12, 2006, Gulf Resources, Inc. (formerly Diversifax, Inc.), a public “shell” company, acquired Upper Class Group Limited and its wholly-owned subsidiary, SCHC (together “Upper Class”).  Under the terms of the agreement, all stockholders of Upper Class received a total amount of 26,500,000 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of Upper Class’ common stock held by all stockholders.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by Upper Class for the net monetary assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class, which is considered to be the accounting acquirer.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On February 5, 2007, Upper Class acquired Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) incorporated in PRC on October 30, 2000.  SYCI manufactures chemical products utilized in oil and gas field explorations and as papermaking chemical agents. Under the terms of the merger agreement, all stockholders of SYCI received a total amount of 16,188,118 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of SYCI’s common stock held by all stockholders.   Also, upon the completion of the merger, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI.  Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of the Company transferred at their carrying amounts.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On November 11, 2007, Upper Class formed Hong Kong Jiaxing Industrial Limited (formerly known as Jiaxing Technology Limited) (“HKJI”), a wholly-owned subsidiary of Upper Class, in Hong Kong. Upper Class transferred the net assets of SCHC to HKJI.

Nature of the Business
The Company manufactures and trades bromine and crude salt through its SCHC subsidiary, and manufactures chemical products for use in the oil industry and paper manufacturing industry through its SYCI subsidiary.

Basis of Consolidation
The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, SCHC, SYCI and HKJI (collectively the “Company”).  All material intercompany transactions have been eliminated in consolidation.

The consolidated financial statements have been restated for all periods prior to the merger to include the financial position, results of operations and cash flows of the commonly controlled companies.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 –	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with maturities of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Accounts Receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts.  As of December 31, 2007 and 2006 the Company considered all accounts and other receivables collectable and has not recorded an allowance for doubtful accounts.

Inventories
Inventories are stated at the lower of cost, determined on a first-in first-out cost basis, or net realizable value. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less selling expenses.

Property, Plant and Equipment
Property, Plant and Equipment is stated at cost. Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.

Mineral rights are recorded at cost. Mineral rights are amortized ratably over the 50 year term of the lease, or the equivalent term under the units of production method, whichever is shorter.

The Company’s depreciation and amortization policies on fixed assets are as follows:

Useful life (in years)
Mineral rights	Lower of the period of lease or 50 years
Buildings	20
Machinery	8
Motor vehicles	5
Equipment	8

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 –	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation
The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which established a uniform methodology for accounting for estimated reclamation and abandonment costs. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. Currently, there are no reclamation or abandonment obligations associated with the land being utilized for exploitation.

Recoverability of Long Lived Assets
The Company follows SFAS No. 144, ”Accounting for the Impairment of Disposal of Long-Lived Assets.” The Statement requires that long-lived and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s annual financial statements.

Mineral Rights
The Company follows FASB Staff Position amending SFAS No. 142 and No. 144 which provide that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

Financial Instruments
Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and taxes payable approximate fair value due to their short-term nature.

Reporting Currency and Translation
The Company’s functional currency is Renminbi (“RMB”); however, the reporting currency is the United States dollar (“USD”).  Assets and liabilities of the Company have been translated into dollars using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Foreign Operations
All of the Company’s operations and assets are located in China.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

Revenue Recognition
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue, net of any taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.  Subject to these criteria, the Company generally recognizes revenue at the time of shipment or delivery to the customer, and when the customer takes ownership and assumes risk of loss based on shipping terms.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 –	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales.  For the years ended December 31, 2007 and 2006, shipping and handling costs were $384,868 and $492,749.

Basic and Diluted Net Income per Share of Common Stock
In accordance with SFAS No. 128, “Earnings per Share”, basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  As of December 31, 2007 and 2006, the Company had no dilutive common share equivalents.

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 was effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 are to be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation is to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years.  The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations.

.
GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 –	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). FAS No. 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS No. 141”), although it retains the fundamental requirement in FAS No. 141 that the acquisition method of accounting be used for all business combinations. FAS No. 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling (“minority”) interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Company is currently assessing the potential effect of FAS No. 141R on its financial statements.

NOTE 2 – ASSETS ACQUISITIONS

On April 7, 2007, the Company’s wholly owned subsidiary, SCHC, acquired assets from Mr. Wenbo Yu in exchange for 1,558,572 newly issued shares of the Company’s common stock valued at $1,987,179 and $3,076,923 in cash.  The assets include a 50 year mineral rights and land lease covering 1,846 acres of real property through December 2052, with proven and probable reserves of approximately 230,000 metric tons of bromine and annual production of 3,700 metric tons being serviced by 575 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property.

On June 8, 2007, SCHC acquired assets from Mr. Donghua Yang in exchange for 819,590 newly issued shares of the Company’s common stock valued at $941,300 and $4,837,233 in cash and an interest-free promissory note in the aggregate principal amount of $889,005, with a maturity date of July 8, 2007.  The Company issued the promissory note, and the promissory note was fully paid in June 2007.  The assets include a 50-year mineral rights and land lease covering 2,318 acres of real property through April 2052, with proven and probable reserve of approximately 280,000 metric tons of bromine and annual production of 4,000 metric tons of bromine being serviced by 405 wells, and the related production facility, the pipelines, other production equipment, and the buildings located on the property.

On October 25, 2007, SCHC acquired substantially all of the assets of Shouguang City Renjia Area, a bromine producer located in close proximity to SCHC for $6,399,147 in total cash consideration.  The assets include a 50-year mineral rights and land lease covering 2,165 acres through April, 2052, which has been paid in the full. The property has approximately 225,000 metric tons of proven and probable bromine reserves and has annual production of 3,700 metric tons of bromine. Additional assets to be conveyed with the purchase include the related production facility, wells, pipelines and other production equipment, in addition to the current buildings and other assets on the property.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 – ASSETS ACQUISITIONS (Continued)

On October 26, 2007, SCHC acquired substantially all of the assets of Shouguang City Houxing Area, a bromine producer located in close proximity to SCHC for $6,665,778 in total cash consideration. The assets include a 50-year mineral rights and land lease covering 2,310 acres through April 2052, which has been paid in the full. The property has approximately 240,000 metric tons of proven and probable bromine reserves and annual production of 3,900 metric tons of bromine. Additional assets to be conveyed with the purchase include the related production facility, wells, pipelines and other production equipment, in addition to the current buildings and other assets on the property.

In accordance with Emerging Issues Task Force No.98-3 “Determining Whether a Non Monetary Transactions Involves Receipt of Productive Assets of a Business”, the Company recorded the above transactions as purchase of assets.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:
	As of December 31,
	2007	2006
At cost:
Mineral rights	$4,221,059	$501,326
Buildings	2,379,252	1,489,936
Plant and machinery	24,280,820	2,917,350-
Motor vehicles	54,154	50,639
Furniture, fixtures and office equipment	1,120,058	75,131

Total	32,055,343	5,034,382

Less: accumulated depreciation and amortization	1,950,158	571,975
Net book value	$30,105,185	$4,462,407

There were no impairment provisions made at December 31, 2007 and 2006.

During the year ended December 31, 2007, depreciation and amortization expense totaled $1, 285,465, of which $ 1,251,604 and $ 33,861 were recorded as cost of sales and administrative expenses, respectively.

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

During the years ended December 31, 2007 and 2006, amortization amounted to $12,986 and $1,936 respectively.

NOTE 5 – INCOME TAX RECEIVABLE

The Income tax receivable of $1,111,154 in Shouguang City Haoyuan Chemical Company Limited in 2006 was not fully refunded. As a result, $707,000 was recognized as the Income taxes expense in 2007.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6 – NOTES PAYABLE

	As of December 31,
	2007	2006

Bank borrowing from Citibank (China) Company Limited Shanghai Branch is $3,770,250, due March 30, 2008 prevailing interest rate regulated by The People’s Bank of China minus 5% from October 31, 2007 to March 30, 2008, guaranteed by a shareholder, Shenzhen Huayin Guaranty and Investment Company Limited .	$3,770,250	$-

Note payable to a shareholder, Shenzhen Huayin Guaranty and Investment Company Limited is for $11,653,500. Of this, $6,169,500 of the borrowing is with interest at 3.33% p.a. from March 20, 2007 to March 19, 2008 and is due on March 19, 2008. The remaining borrowing of $5,484,000 is interest free and matures on April 1, 2009.	11,653,500	-

Total loans	15,423,750	-
Less: current portion	(9,939,750)	-
Long-term loans, less current portion	$5,484,000	$-

Future maturities of long-term loans are as follows as of December 31, 2007:

2008	9,939,750	-
2009	5,484,000	-

Total	$15,423,750	$-

NOTE 7 – TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2007	2006

Income tax payable	$798,090	$221,346
Value added tax payable and others	679,206	260,059
Total	$1,477,296	$481,405

NOTE 8 – DUE TO A RELATED PARTY

Amounts represent payables due to a company whose stockholder and director is also a stockholder and director of the company.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to allocate its profit after tax to the following reserves:

Statutory Common Reserve Funds
SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Funds of both SCHC and SYCI as of December 31, 2007 have reached 50% of their registered capital share.

Statutory Public Welfare Funds
Prior to January 1, 2007, SCHC and SYCI were required each year to transfer 5% of the profit after tax as reported under the PRC statutory financial statements to the Statutory public welfare funds.  This reserve was restricted to capital expenditure for employees’ collective welfare facilities that are owned by the Company.  The Statutory public welfare funds are not available for distribution to the stockholders (except on liquidation).  Once capital expenditure for staff welfare facilities has been made, an equivalent amount must be transferred from the Statutory public welfare funds to the discretionary common reserve funds.  Due to a change in the PRC Company Law, appropriation of profit to the Statutory Public Welfare Fund is no longer required.  Therefore, the balance in the Statutory Public Welfare Fund was transferred to the Statutory Common Reserve Fund on January 1, 2007.

NOTE 10 – COMMON STOCK

Effective November 28, 2007, the Company affected a two for one stock split. All shares and per share amount for all periods presented have been adjusted to reflect the stock split.

In March 2007, the Company issued 9,979,800 shares of its common stock as payment for $5,344,395 of accrued consulting expenses.

In March 2007, the Company issued 900,000 shares of its common stock, valued at $892,500 (fair value), for two consulting contracts, one that expired on December 31, 2007 and one that expires in March 2008. These issuances were recorded in prepaid expenses on the balance sheet and expensed over the terms of the contracts.

In April 2007, the Company issued 1,558,572 shares of its common stock, valued at $1,987,179 (fair value), to acquire assets owned by Mr. Wenbo Yu, (Note 2).

In June 2007, the Company issued 819,590 shares of its common stock, valued at $941,300 (fair value), to acquire assets owned by Mr. Donghua Yang, (Note 2).

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 11 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method as permitted under SFAS No. 123R.  Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. There was no unrecognized compensation cost as of December 31, 2006.

During the year ended December 31, 2007, the Company’s net income was reduced by approximately $97,054,due to stock-based compensation expense as a result of the adoption of SFAS No. 123R and the issuance of stock options, as shown below. There was no stock granted during the year ended December 31, 2006.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award, with the following assumptions: no dividend yield, expected volatility of 68%, and a risk-free interest rate of 4.2%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock.

In the fourth quarter of 2007, the Company granted to two Board members options to purchase a total of 100,000 shares of the Company’s common stock at an exercise price averaging $2.025 per share and the options vested immediately.

The vesting of the options is the contingent on the continued participation as a Board of Director. The option expires in three years. Based on the Black-Scholes option pricing model, the options were valued at $97,054. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the year ended December 31, 2007 of $97,054 in connection with the issuance of these options.

The following table summarizes all Company stock option transactions between January 1, 2007 and December 31, 2007

	Option Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2006	-	-	-
Granted or vested during the nine months ended December 31, 2007	100,000	100,000	$2.00 - $2.05
Expired during the year ended December 31, 2007	-	-	-
Balance, December 31, 2007	100,000	100,000	$2.00 - $2.05

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 13 – DIVIDEND DISTRIBUTION

On January 31, 2007, SYCI distributed a dividend to two stockholders in the amount of $2,189,600. On February 5, 2007, in conjunction with the merger of SYCI, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI.

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109.

United States

Gulf Resources Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2007 and 2006 and believes that its earnings are permanently invested in the PRC.

BVI
Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong
Hong Kong Jiaxing Industrial Limited  was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the year.  The applicable statutory tax rate for the years ended December 31, 2007 and 2006 is 17.5%.

PRC

Enterprise income tax (“EIT”) for SCHC and SYCI in the PRC is charged at 33% of the assessable profits,  of which 30% is for national tax and 3% is for local tax.

The components of the provision for income taxes from continuing operations are:

	Year ended December 31,
	2007	2006

Current taxes - PRC	$7,043,641	$1,879,582
Non-deductible items disallowed for prior year	706,869	-
Others	48,172	4,662

	$7,798,682	$1,884,244

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 14 – INCOME TAXES - (Continued)

The effective income tax expenses differs from the PRC statutory income tax rate of 33% from continuing operations in the PRC as follows :-

	Year ended December 31,
	2007	2006

Statutory income tax rate	33%	33%
Non-deductible items disallowed for prior year	4%	-
Non-deductible items	2%	-

Effective tax rate	39%	33%

No provision for deferred taxes has been made as there were no material temporary differences as of December 31, 2007 and 2006.

NOTE 15 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information”, which requires the Company to provide certain information about their operating segments This classification is based on the nature of the products consistent with the method by which the Company’s chief operating decision-maker assesses the operating performance and allocates resources.  The Company has two reportable segments:  bromine and crude salt, and chemical products.

	Bromine
	and Crude	Chemical	Segment		Consolidated
	Salt	Products	Total	Corporate	Total

December 31, 2007

Net revenue	$34,015,484	$19,764,829	$53,780,313	$-	$53,780,313
Maintenance service income	-	468,337	468,337		468,337
Income (loss) from operations	14,181,054	7,164,833	21,345,887	(1,320,959)	20,024,928
Total assets	36,614,939	9,516,930	46,131,869	197,963	46,329,832
Depreciation and amortization	1,111,580	186,871	1,298,451	-	1,298,451

December 31, 2006

Net revenue	$17,825,097	$13,911,119	$31,736,216	$-	$31,736,216
Income from operations	1,728,746	3,714,475	5,443,221	-	5,443,221
Total assets	9,835,484	5,069,584	14,905,068	50,000	14,955,068
Depreciation and amortization	213,092	70,362	283,454	-	283,454

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 15 – BUSINESS SEGMENTS - (Continued)

	Years ended December 31,
Reconciliations	2007	2006

Total segment operating income	$21,345,887	$5,443,221
Corporate overhead expenses	(1,320,959)	-
Other income (expense), net	6,717	252,483
Income tax expense	(7,798,682)	(1,884,244)

Total consolidated net income	$12,232,963	$3,811,460

NOTE 16 – MAJOR SUPPLIERS

During the year ended December 31, 2007, the Company purchased 48% of its raw material from two suppliers.  At December 31, 2007, amounts due to those suppliers included in accounts payable were $1,395,301.  This concentration makes the Company vulnerable to a near-term adverse impact, should the relationships be terminated.

NOTE 17 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers.  During the year ended December 31, 2007, sales to the Company’s three largest customers aggregated $19,009,146, or approximately 35% of total net revenue.  At December 31, 2007, amounts due from these customers were $2,552,068.  This concentration makes the Company vulnerable to a near-term adverse impact, should the relationships be terminated.

NOTE 18 –FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT

On May 7, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement with eight investors (the “Investors”).  Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company was able, at its discretion, periodically sell to the Investors up to 60 million shares of the Company’s common stock for a total purchase price of up to $60 million, at a per share purchase price of $1.00 per share.  The Investors’ obligation to purchase shares of common stock under the Fixed Price Standby Equity Distribution Agreement was subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Fixed Price Standby Equity Distribution Agreement. An individual advance under the Fixed Price Standby Equity Distribution Agreement could not exceed $10 million.  In no event could the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding.

The commitment period under the Fixed Price Standby Equity Distribution Agreement was to commence on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission (the “Effective Date”), or (ii) such earlier date as the Company and the Investors may mutually agree in writing.

The commitment period under the Fixed Price Standby Equity Distribution Agreement was to expire on the earliest to occur of (i) the date on which the Investors have purchased an aggregate amount of $60 million shares of our common stock under the Fixed Price Standby Equity Distribution Agreement, (ii) the date occurring eighteen months after the Effective Date, or (iii) the date the Agreement is earlier terminated as defined in the agreement. No sale or distribution of stock under this Agreement has been made. See Note 22 – Subsequent Events.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 19 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. According to the Co-op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually during the next five years to East China University of Science and Technology for research.

NOTE 20 – FORWARD STOCK SPLIT

On October 19, 2007, the Board of Directors recommended and the holders of a majority of the outstanding Common Stock voted in favor of resolutions in connection with the following actions:

Amending the Company's Certificate of Incorporation, as amended, (i) to affect a forward stock split of the issued and outstanding shares of the Company's Common Stock on the basis of two (2) post-split shares of Common Stock for every one (1) pre-split share of Common Stock (the "Forward Stock Split") and (ii) to increase the total number of authorized shares of Common Stock from 70,000,000 to 400,000,000 (the "Authorized Shares Increase").

The decisions to affect the Forward Stock Split and the Authorized Shares Increase of common stock were approved by the Board of Directors and shareholders owning a majority of the outstanding shares of the Company's Common Stock in order to provide greater availability of common stock in the public marketplace, to help improve future liquidity and further diversify the Company's shareholder base.

NOTE 21 – RELATED PARTY TRANSACTIONS

	For years ended December 31,
	2007	2006
Note payable to a shareholder, Shenzhen Huayin Guaranty and Investment Company Limited is for $11,653,500. (Note 6)	$11,653,500	-
Interest paid to Shenzhen Huayin Guaranty and Investment Company Limited (Note 6)	$123,910	$-
Guarantee given by a shareholder: Bank borrowing from Citibank (China) Company Limited Shanghai Branch is $3,770,250, due March 30, 2008 prevailing interest rate regulated by The People’s Bank of China minus 5% from October 31, 2007 to March 30, 2008, guaranteed by a shareholder, Shenzhen Huayin Guaranty and Investment Company Limited .	$3,770,250	$-

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 22 – SUBSEQUENT EVENTS

On January 8, 2008, SCHC entered into an Asset Purchase Agreement with Mr. Xiaodong Yang for the purchase of mineral rights and land lease covering 2641 acres located in Wei Fang City Hanting Area from Mr. Yang, along with wells, pipelines and other production equipment. The consideration for the assets amounted to $9,722,222. The property has approximately 210,000 metric tons of proven and probable bromine reserves and was producing approximately 4,700 metric tons per year.

On March 6, 2008, the Company terminated the Fixed Price Standby Equity Distribution Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            On February 20, 2007, we appointed the firm of Morison Cogen LLP ("New Auditor") as our independent auditor and dismissed the firm of Pender Newkirk & Company LLP ("Former Auditor"), which had served as our independent auditor until that date. The New Auditor had been the auditor of Upper Class Grouper and SCHC prior to its engagement by us. The Former Auditor was our auditor prior to the acquisition of our company by Upper Class Group and SCHC.

           Our Board of Directors approved the decision to dismiss the Former Auditor and engage the New Auditor.

The reports of the Former Auditor on our financial statements for the fiscal years ended November 30, 2005 and November 30, 2006 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that report of the Former Auditor on our financial statements for the fiscal year ended November 30, 2005 expressed "substantial doubt about our ability to continue as a going concern" and state that "The financial statements do not include any adjustments that might result from the outcome of this uncertainty". During the fiscal years ending November 30, 2005 and November 30, 2006 and the period from November 30, 2006 to February 20, 2007, the Company did not have any disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with the Former Auditor as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there have been no reportable events (as defined in Item 304 of Regulation S-K).

We furnished the Former Auditor with a copy of the disclosures in our Form 8-K filed on February 20, 2007 reporting the change in accountants and the Former Auditor filed a letter dated February 16, 2007 addressed to the Securities and Exchange Commission stating that it agreed with the statements in our Form 8-K. A copy of that letter was filed as Exhibit 16.2 to our Form 8-K.

Item 9A. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Such controls are intended to provide reasonable assurance regarding the reliability of our financial reports for external reporting purposes and for purposes of monitoring operations.

On December 12, 2006, we, then a public shell company, acquired Upper Class Group Limited and SCHC, then a privately held business in the PRC. At such time the management of SCHC assumed management control of our company. Further, as we had no operations prior to such acquisition, upon the acquisition of SCHC, its system of financial controls and procedures were adopted as those of our Company.  Following the acquisition of SCHC, our management commenced a review of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of 2006. Based upon that evaluation, we began the process of upgrading our financial controls and procedures. During 2007 we made a number of acquisitions.  None of the businesses or operations acquired had financial controls and procedures appropriate for a public company and we began the procedure of incorporating the assets or operations acquired into our financial systems.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based upon such assessment, management concluded that our operational procedures were adequate in the areas of inventory control, purchasing process and cash and bank account management processes.  Nevertheless, during the course of such review our management found a number of areas where the procedures required by Section 404 had not been fully implemented due, in certain instances, to the operating procedures of SCHC and SCYI.  Management believes that these discrepancies do not represent material deficiencies in our financial reporting systems.  Nevertheless, management has recommended changes to be adopted in respect of each deficiency uncovered and intends to implement such changes.  Management will continue to assess the adequacy of our financial reporting systems in light of the anticipated continued growth in our operations.  We anticipate that if we grow significantly, we will have to continuously upgrade our systems to ensure the reliability of our financial statements.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our directors, executive officers and key employees are:

Name	Age	Title
Ming Yang	41	Chairman, Chief Executive Officer and Director
Min Li	30	Chief Financial Officer and Director
Naihui Miao	39	Secretary and Director
Richard Khaleel	57	Director
Biagio Vignolo	60	Director

Ming Yang has served as Chairman of Shouguang City Yuxin Chemical Company Limited since July 2000. Since May 2005, Mr. Yang has served as Chairman of Shouguang City Haoyuan Chemical Company Limited, Shouguang City He Mao Yuan Bromize Company Limited, and Shouguang City Qing River Real Estate Construction Company.  He was nominated as director of Qinghe Oil Field Office in 1993, where he managed operations. In 1997 he was appointed chairman and general manager of Shouguang Qinghe Shiye LLC and during the next three years its profits doubled. He took the position of general manager of Shouguang City Yu Xin Chemical Industry Co., Ltd. in 2000. During his stay, he focused on quality management and technology progress, which led to a 100 percent success rate of all products. He also helped the company successfully pass the ISO certification and become a private high-tech enterprise. In 2005 he was appointed to the position of chairman, where he has helped the company to become a leading producer of bromine and crude salt in China.  In 2006 he became the chairman of Gulf Resources, Inc. Mr. Yang has been the representative of Shandong Shouguang congress since 1995 and in 1998 he was awarded as Honorary Entrepreneur in Weifang City

Min Li was appointed a director on October 30, 2007.  He has served as our Chief Financial Officer since December 2006 and as Chief Financial Officer for Shouguang City Haoyuan Chemical Company Limited. From 2004 to 2006, Mr. Li served as Manager of Financial and Asset Management Department for Shouguang City Yuxin Chemical Company Limited. From 2000 to 2004, Mr. Li served as Manager of the Accounting Department for the Yang Kou Branch of the China Construction Bank.  From 1998 to 1999, he worked at China Construction Bank Shandong branch and in 2000 he worked at the Yangkou Office as the accounting manager. He has helped implement effective cost controls while efficiently increasing the use of capital.

Naihui Miao has served as Vice President of Shouguang City Haoyuan Chemical Company Limited since January 2006.  Since January 2006, Mr. Miao has served as Director, Secretary and Vice President of Gulf Resources, Inc. and he is in charge of sales, human resource and business management.
 From 2005 to 2006, Mr. Miao served as Vice President of Shouguang City Yuxin Chemical Company Limited as the deputy general manager.  From 1991 to 2005, Mr. Miao served as a Manager and then Vice President of Shouguang City Commercial Trading Center Company Limited.  He was the director of Shouguang Business Trade Center since 1986

Richard Khaleel, was appointed a director on October 24, 2007. From 2004 to 2007, Mr. Khaleel served as Executive Vice President and Chief Marketing Officer for the Bank of New York, a $30 billion leading global financial services company, where he helped create and implement programs that grew the institutional asset management business of that bank.  From 1996 to 2003, Mr. Khaleel was Chief Creative Marketing Officer at Alliance Bernstein LP, where he led development and execution of marketing programs for its institutional and retail business. From 1994 to 1996, Mr. Khaleel was vice president of marketing for CNBC, where he was responsible for consumer marketing, strategic planning, positioning and promotions. Prior to 1996, Mr. Khaleel worked in senior marketing positions at various global advertising agencies. He received a degree in Political Science from Princeton University and an MBA in Finance from New York University.

Biagio Vignolo was appointed a director on November 6, 2007.  Mr. Vignolo is a partner with Tatum, LLC, the largest executive services firm in the US, and has been with that company since 2005.   He was the CFO for Sara Lee's $5 billion Hanes Brands, Inc. division where he where he built a separate financial team for the new public company as it separated from Sara Lee and also implemented Sarbanes-Oxley controls.  From 2003 through 2005, Mr. Vignolo was Executive Vice President and Chief Financial Officer at Exide Technologies.  From 1989 to 2001, Mr. Vignolo was Executive Vice President and CFO of Sun Chemical Corp. and was involved in over forty mergers and acquisitions.  Mr. Vignolo received a B.S. degree in Accounting from Rider University.

Corporate Governance: Board Committees and Independent Directors

              Our Board of Directors did not hold any meetings during 2007, though it did act by Unanimous Written Consent on seven occasions.

Our Board of Directors established an Audit Committee in October 2007. The members of the Audit Committee are Richard Khaleel and Biagio Vignolo  The Audit Committee is responsible for reviewing the results and scope of the audit, and other services provided by our independent auditors, and reviewing and evaluating our system of internal controls.  Mr. Vignolo is the Audit Committee Financial Expert.  Our audit committee did not hold any meetings during 2007.  Our Board of Directors has determined that Messrs. Khaleel and Vignolo are “independent directors” within the meaning of Rule 10A-3 under the Exchange Act, as determined based upon the criteria for “independence” set forth in the rules of The NASDAQ Stock Market, Inc.

We have not established a Compensation Committee or a Nominating Committee. Since our common stock is quoted on the OTC Bulletin Board, our Board has no plans or need to establish a compensation committee to determine guidelines for determining the compensation of its executive officers or directors, who currently serve without compensation. For similar reasons, it has not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

Compensation of Directors

We have agreed to pay each of Richard Khaleel and Biagio Vignolo $32,500 per annum for serving as a director, plus additional fees for serving on committees of the Board.  In addition, we have granted to each of Richard Khaleel and Biagio Vignolo options to purchase 50,000 shares of our common stock, at an exercise price of $2 and $2.05, the closing sale price of such stock on the dates of grants, and will grant each of them options to purchase an additional 50,000 shares in each of the next two years at an exercise price equal to the closing sale price of such stock on the date of grant.  The granting of future options is contingent upon the individual’s continued service with our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2007.

Code of Ethics

We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. We expect to prepare a Code of Ethics in the near future

Item 11. Executive Compensation.

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, our principal executive officer for services provided in all capacities to us and our subsidiaries for the fiscal year ended December 31, 2007, and the amounts awarded to, earned by, or paid to that individual for the fiscal year ended December 31, 2006.  No other executive officer or former executive officer received more than $100,000 in compensation for the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Ming Yang Chairman, Chief Executive Officer and Director	2007	$3,342	N/A	N/A	N/A		N/A	N/A	N/A	$3,342 318,826
	2006	$0	N/A	N/A	N/A		N/A	N/A	N/A	$0
Min Li Chief Financial Officer and Director	2007	$2,674	N/A	N/A	N/A		N/A	N/A	N/A	$2,674
	2006	$4487	N/A	N/A	N/A		N/A	N/A	N/A
Naihui Miao Secretary and Director	2007	$3,342	N/A	N/A	N/A		N/A	N/A	N/A	$3,342
	2006	$4487	N/A	N/A	N/A		N/A	N/A	N/A	$4,487
Richard Khaleel Director	2007	6115.58	N/A	N/A	50,000	($2)	N/A	N/A	N/A	$
	2006	$0	$0	$0	$0		$0	$0	$0	$0
Biagio Vignolo Director	2007	4695.27			50,000	($2.05)
	2006	$0	$0	$0	$0		$0	$0	$0	$0

(1) Mr. Yang became our chief executive officer on December 11, 2006.

Outstanding Equity Awards at Fiscal Year-End

      The following table sets forth information as of December 31, 2007, concerning outstanding equity awards granted to the individuals listed in the Summary Compensation Table. We did not grant options, or make stock awards, to any of our executive officers in 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Khaleel Director	50,000			$2

Biagio Vignolo Director	50,000			$2.05

We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer.

We have not entered into an employment or consulting agreement with any of our executive officers or directors.  Except as disclosed below under the caption “Compensation of Directors,” we have not paid or accrued any fees to any of our directors for serving as a member of our Board of Directors. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Furnish the information required by Item 201(d) of Regulation S-K (§ 229.201(d) of this chapter) and Item 403 of Regulation S-K (§ 229.403 of this chapter).

The following table sets forth certain information as of March 7, 2008 concerning the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. As of March 7, 2008, we had outstanding 98,849,252 shares of common stock. Under SEC rules, a person is deemed to be the beneficial owner of securities that he may acquire within 60 days upon the exercise of warrants or options, or conversion or exchange of other of our securities. The percent of common stock owned by each beneficial owner is determined assuming the acquisition by him (but not any other beneficial owner) of all shares he may acquire within 60 days upon exercise, conversion of exchange of all derivative securities. Except as otherwise indicated, the address for each beneficial owner is Chenming Industrial Park, Shouguang City, Shandong, China 262714.

Name and Address	Shares		Percent
Beneficial owners of more than 5%:
First Capital Limited	5,830,000		5.90%
China US Bridge Capital Limited	5,300,000		5.37%
Shenzhen Dingyi Investment Company Limited	5,035,000		5.10%

Directors and Executive Officers:
Ming Yang	49,124,236	(1)	49.70%
Min Li	0		--
Naihui Miao	0		--
Richard Khaleel	50,000	(2)	*
Biagio Vignolo	50,000	(3)	*
Huang Shixiang
All directors and executive officers as a group	49,174,236	(1) (5) (6)	49.72%
_____
(1) Includes 25,926,106 shares owned by Ms. Wenxiang Yu, the wife of Mr. Yang, 6,699,200 shares owned by Mr. Zhi Yang, Mr. Yang’s son, and 16,498,930 shares owned by  Shandong Haoyuan Industry Group Ltd. ("SHIG"), of which Mr. Yang is the controlling shareholder, chief executive officer and a director.  Mr. Yang disclaims beneficial ownership of the shares owned by his wife and SHIG.

(2) Includes 50,000 shares issuable upon exercise of options held by Mr. Khaleel described above.

(3) Includes 50,000 shares issuable upon exercise of options held by Mr. Vignolo described above.

Item 13. Certain Relationships and Related Transactions.

Since December 2006, Mr. Ming Yang, a stockholder and Chairman of Shandong Haoyuan Industry Group Ltd. and chief executive officer of SYCI, has served as our chairman of the board and chief executive officer and has been a member of our board of directors, and Mr. Min Li, the chief financial officer of both Shandong Haoyuan Industry Group Ltd. and SYCI, also has served as our chief financial officer. As a result of the share exchange on December 11, 2006 in which we acquired Upper Class Group Limited and SCHC, each of Mr. Yang and Ms. Wenxiang Yu acquired 5,024,400 shares, or approximately 18.6% of our then outstanding shares, of common stock, and Mr. Yang became an officer and director of our company.

As a result of the merger on February 5, 2007, in which we acquired SYCI, Ms. Wenxiang Yu acquired an additional 7,938,653 shares of our common stock, giving her a total of 12,962,653 shares, or approximately 30% of our then outstanding shares, of common stock.

During the fiscal year ended December 31, 2005 our subsidiary SCHC advanced to Shanguang Hong Ye Economic Trading Co. Ltd. ("Hong Ye"), a company organized under the laws of China, of which Mr. Ming Yang, our Chairman and Chief Executive Officer, is the controlling stockholder and an executive officer and director, approximately $1,913,000, of which approximately $1,409,000 was repaid by Hong Ye, leaving a balance of $503,787 as of December 31, 2005. During the fiscal year ended December 31, 2006, SCHC advanced approximately $1,568,000 to Hong Ye, of which approximately $1,532,000 was repaid, leaving a balance of $540,081 as of December 31, 2006. On February 27, 2007, Hong Ye repaid the remaining balance on this loan in full.  I think you needonly two years and can delete this paragraph

Item 14. Principal Accounting Fees and Services.

Our Board of Directors pre-approved the engagement of Morison Cogen LLP for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee has considered the role of Morison Cogen LLP in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm's independence in the conduct of its auditing functions

      During fiscal year 2006 and fiscal year 2007, the aggregate fees which we paid to or were billed by Morison Cogen LLP or Pender Newkirk & Company LLP for professional services, which only included audit fees, were as follows:

	Fiscal Year Ended December 31,
	2006	2007
Audit Fees (1)	$112,000	$90,000
Audit-Related Fees (2)	$-0-	$45,000
Tax Fees (3)	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)   Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-QSB, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

(2)   Fees, if any, for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as audit attest services not required by statute or regulation, and       consultation concerning financial accounting and reporting standards.

(3)   Fees for tax compliance. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:
(1) All financial statements;
(2) Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below.
(3) Those exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

(b) Registrants shall file, as exhibits to this form, the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).
(c) Registrants shall file, as financial statement schedules to this form, the financial statements required by Regulation S-X  (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including (1) separate   financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial  statements of affiliates whose securities are pledged as collateral; and (3) schedules.

Exhibit Index

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on December 12, 2007.

2.2
Share Exchange Agreement among the Registrant, Upper Class Limited, Shougnag Yuxin Chemical Industry Company Limited and shareholders of Shougnag Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007.

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-46580) declared effective on November 18, 1992.

3.2
Amendment to Restated Certificate of Incorporation., increasing the authorized capital stock, incorporated herein by reference to Exhibit A to the Registrant's definitive Schedule 14A filed on October_, 1995.

3.3
Amendment to Restated Certificate of Incorporation., increasing the authorized capital stock, incorporated herein by reference to Exhibit B to the Registrant's definitive Schedule 14A filed on August 12, 1997.

3.4
Amendment to Restated Certificate of Incorporation., increasing the authorized capital stock, incorporated herein by reference to Exhibit A to the Registrant's definitive Schedule 14A filed on October 16, 1998.

3.5	Amendment to Restated Certificate of Incorporation, filed with the Secretary of the State of Delaware on October 16, 2006, effecting a reverse stock split.

3.6
Amendment to Restated Certificate of Incorporation, changing the name of the Registrant to Gulf Resources, Inc., incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on February 20, 2007.

3.7
Amendment to Restated Certificate of Incorporation, increasing the authorized capital stock of the Registrant and effecting a 2-for-1 forward stock split, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on December 4, 2007.

3.8	By-laws, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-46580) declared effective on November 18, 1992.

4.1
Certificate of Designation, Powers, Preferences and Rights of Series D Convertible Preferred Stock incorporated herein by reference to Exhibit 3 (c) to the Registrant's Registration Statement on Form SB-2 (No. 33-30021) filed on June 25, 1997.

4.2
Non-interest bearing promissory note dated April 7, 2007 in the aggregate principal amount of $3,051,282 issued to Wenbo Yu incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on April 10, 2007.

10.01	Stock Purchase Agreement, dated as of August 25, 2006, by and between Juxiang Yu and Irwin Horowitz, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on August 31, 2006.

10.02	Fixed Price Standby Equity Distribution Agreement dated May 7, 2006, incorporated herein by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on May 10, 2007.

10.3
Asset Purchase Agreement between Shougang City Haoyuan Chemical Company Limited and Dong Hua Yang dated June 8, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 11, 2007.

10.4	Escrow Agreement, dated as of August 25, 2007, by and among the Registrant, the selling shareholders named in the registration statement and Eaton & Van Winkle LLP, as escrow agent.*

10.5
Asset Purchase Agreement between the Registrant and Shougang City Haoyuan Chemical Company Limited and Wenbo Yu dated April 4, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on April 10, 2007.

10.6
Asset Purchase Agreement between Shougang City Haoyuan Chemical Company Limited and Jianci Wang dated as of October 25, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2007.

10.7
Asset Purchase Agreement between Shougang City Haoyuan Chemical Company Limited and Xingji Liu dated October 26 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 31, 2007.

21.1	List of Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: March 11, 2008	By:	/s/ Ming Yang
Ming Yang
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March, 2008 in the capacities indicated.

Signature	Title

/s/ Ming Yang	Chairman, Chief Executive Officer and a Director (principal executive officer)
Ming Yang

/s/ Min Li	Chief Financial Officer (principal financial and accounting officer) and a Director
Min Li

/s/ Naihui Miao	Director
Naihui Miao

/s/ Richard Khaleel	Director
Richard Khaleel

/s/ Biagio Vignolo	Director
Biagio Vignolo