Form 10-Q
period 2008-03-31
GULF RESOURCES, INC.
filed 2008-05-14
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-20936

GULF RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cheming Industrial Park, Shouguang City, Shandong, China	262714
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 200-6316

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 08, 2008, the registrant had outstanding 99,668,842 shares of common stock.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$10,984,541	$10,773,875
Restricted cash	2,199,949	-
Accounts receivable	7,335,121	3,945,000
Inventories	449,885	413,391
Prepaid expenses	-	145,484
Prepayment and deposit	750,203	236,269
Prepaid land lease	15,421	13,521
	21,735,120	15,527,540

PROPERTY, PLANT AND EQUIPMENT, Net	40,440,777	30,105,185

PREPAID LAND LEASE, Net of current portion	729,677	697,107

TOTAL ASSETS	$62,905,574	$46,329,832

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,514,054	$2,928,248
Note payable	-	9,939,750
Due to related party	32,230	32,230
Taxes payable	3,362,479	1,477,296
TOTAL CURRENT LIABILITIES	7,908,763	14,377,524

NON CURRENT LIABILITIES
Note payable – related party	20,850,000	5,484,000

TOTAL LIABILITIES	28,758,763	19,861,524

STOCKHOLDERS' EQUITY

PREFERED STOCK ; $0.001 par value; 1,000,000 shares
authorized none outstanding	-	-
COMMON STOCK; $0.0005 par value; 400,000,000 shares
authorized; 99,668,842 shares issued and
outstanding	49,834	49,834

ADDITIONAL PAID-IN CAPITAL	12,195,300	11,924,616

RETAINED EARNINGS - UNAPPROPRIATED	17,471,109	11,323,518

RETAINED EARNINGS - APPROPRIATED	1,321,893	1,321,893

CUMULATIVE TRANSLATION ADJUSTMENT	3,108,675	1,848,447

TOTAL STOCKHOLDERS' EQUITY	34,146,811	26,468,308

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,905,574	$46,329,832

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

NET REVENUE
Net sales	$21,915,512	$9,934,201
Maintenance service income	-	129,126
	21,915,512	10,063,327

OPERATING EXPENSES
Cost of net revenue	12,535,473	6,024,702
General and administrative expenses	854,542	182,180
Research and development cost	131,834	-
	13,521,849	6,206,882

INCOME FROM OPERATIONS	8,393,663	3,856,445

OTHER INCOME (EXPENSES)
Interest expense	(60,111)	-
Interest income	25,676	6,842
Sundry income	35,060	-

INCOME BEFORE INCOME TAXES	8,394,288	3,863,287

INCOME TAXES - current	(2,246,697)	(1,306,474)

NET INCOME	$6,147,591	$2,556,813

EARNINGS PER SHARE
BASIC	$0.06	$0.03
DILUTED	$0.06	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES

BASIC	99,668,842	88,182,580
DILUTED	99,684,467	88,182,580

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
NET INCOME	$6,147,591	$2,556,813

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,260,228	67,246

COMPREHENSIVE INCOME	$7,407,819	$2,624,059

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008

			Additional	Statutory		Cumulative
	Number	Common	Paid-in	Common	Retained	Translation
	of Shares	Stock	Capital	Reserve Fund	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2007 (audited)	99,668,842	$ 49,834	$ 11,924,616	$ 1,321,893	$ 11,323,518	$ 1,848,447	26,468,308

Cumulative translation adjustment	-	-	-	-	-	1,260,228	1,260,228

Waiver of interest expenses by stockholder	-	-	131,533	-	-	-	131,533

Issuance of warrants for consulting expenses			139,151				139,151

Net income for three months ended March 31, 2008	-	-	-	-	6,147,591	-	6,147,591

BALANCE AT MARCH 31, 2008 (unaudited)	99,668,842	$ 49,834	$ 12,195,300	$ 1,321,893	$17,471,109	$3,108,675	$34,146,811

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,147,591	$2,556,813
Adjustments to reconcile net income
to net cash provided by operating activities
Amortization of warrants issued for expenses	139,151	-
Amortization of prepaid expenses by shares issued for consulting fee	145,484	-
Depreciation of fixed assets	985,491	116,414
(Increase) decrease in assets
Accounts receivable	(3,157,652)	(195,170)
Inventories	(18,898)	(50,963)
Prepaid expense	-	29,612
Prepayment and deposit	(493,415)	(1,803,141)
Income tax receivable	-	46,042
Increase (decrease) in liabilities
Accounts payable and accrued expenses	1,588,154	402,952
Taxes payable	1,785,067	(6,986)

Net cash provided by operating activities	7,120,973	1,095,573

CASH FLOWS USED IN INVESTING ACTIVITIES
Restricted cash	(2,153,269)	-
Property, plant and equipment	(9,881,517)	-

Net cash used in investing activities	(12,034,786)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Amount due from parent	-	318,655
Capital contribution	-	50,000
Proceeds from notes payable – related party	5,590,800	-
Advances from related party	2,998,281	902,119
Repayment on note payable	(3,843,675)	-
Dividends paid	-	(4,739,600)

Net cash provided by (used in) financing activities	4,745,406	(3,468,826)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	379,073	(9,749)

NET INCREASE IN CASH	210,666	(2,383,002)

CASH - BEGINNING OF PERIOD	10,773,875	5,692,608

CASH - END OF PERIOD	$10,984,541	$3,309,606

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
	Three Months Ended March 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Income taxes	$791,565	$921,201

Interest paid	$59,976	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Forgiveness of accrued interest to Additional Paid In Capital	$131,533	$-

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Gulf Resources, Inc. and its subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes are necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2007 Form 10-K should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the three months ended March 31, 2008 may not be indicative of operating results expected for the full year.

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

On December 12, 2006, Gulf Resources, Inc. (formerly Diversifax, Inc.), a public “shell” company, acquired Upper Class Group Limited and its wholly-owned subsidiary, SCHC (together “Upper Class”).  Under the terms of the agreement, all stockholders of Upper Class Group Limited received a total amount of 53,000,000 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of Upper Class Group Limited common stock held by all stockholders.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net monetary assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited and Subsidiary, which are considered to be the accounting acquirer.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On February 5, 2007, Upper Class Group Limited acquired Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) incorporated in PRC on October 30, 2000.  Under the terms of the merger agreement, all stockholders of SYCI received a total amount of 32,376,236 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of SYCI’s common stock held by all stockholders.   Also, upon the completion of the merger, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI.  Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI transferred at their carrying amounts.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On November 11, 2007, Upper Class Group Limited formed Hong Kong Jiaxing Industrial Limited (Formerly known as Jiaxing Technology Limited, “HKJI”), a wholly-owned subsidiary of Upper Class, in Hong Kong. Upper Class Group Limited sold all its 100% interests in SCHC to HKJI. HKJI was inactive during the year.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Consolidation
The condensed consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, SCHC, SYCI and HKJI (collectively the “Company”).  All material intercompany transactions have been eliminated in consolidation.

Nature of the Business
Gulf Resources, Inc. and its subsidiaries produce and sell bromine and crude salt through its SCHC subsidiary, and manufacture and sell chemical products for use in the oil, and paper manufacturing and other industries through its SYCI subsidiary.

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

Restricted Cash
The Company’s $2.2 million restricted cash is in the Company’s bank account designated for use in supporting the Company’s application to increase its registered capital. When the Company completes the application and it has been approved, the restricted cash will be returned to an unrestricted status.

Accounts Receivable
Accounts receivable is stated at cost, not of allowance for doubtful accounts. As of March 31, 2008 and December 31, 2007 the Company considered all accounts receivable collectable and therefore did not record an allowance for doubtful accounts.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

Recently Issued Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on January 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fait value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. This statement is not currently applicable since its subsidiaries are wholly-owned.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of revenue.  For the three months ended March 31, 2008 and 2007, shipping and handling costs were $97,075 and $78,764.

NOTE 2 – NOTE PAYABLE

	March 31	December 31
	2008	2007
	(unaudited)	(audited)
Bank borrowing from Citibank (China) Company Limited Shanghai Branch of $3,770,250 was due March 30, 2008 at the prevailing interest rate regulated by The People’s Bank of China minus 5% from October 31, 2007 to March 30, 2008, guaranteed by a shareholder, Shenzhen Huaying Guaranty and Investment Company Limited.	$-	$3,770,250

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited, is for $11,653,500. Of this, $6,169,500 of the borrowing is with interest at 3.33% per annum from March 20, 2007 to March 19, 2008 and is due on March 19, 2008. The remaining borrowing of $5,484,000 is interest free and matures on April 1, 2009.	-	11,653,500

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, and non-interest bearing $3,000,000 is due May 2009 and $17,850,000 is due January 2011.	20,850,000	-

Total loans	20,850,000	15,423,750
Less: current portion	-	(9,939,750)
Long-term loans, less current portion	$20,850,000	$5,484,000

Future maturities of long-term loans are as follows as of March 31, 2008:

2008	$-	$9,939,750
2009	3,000,000	5,484,000
2010	-	-
2011	17,850,000	-

Total	$20,850,000	$15,423,750

During the three months ended months ended March 31, 2008, Shenzhen Huayin Guaranty and Investment Company Limited forgave $131,533 of accrued interest, which was recorded as a credit to additional paid in capital.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 3 – TAXES PAYABLE

Taxes payable consists of the following:

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Income tax payable	$1,875,019	$798,090
Value added tax payable and others	1,487,460	679,206
Total	$3,362,479	$1,477,296

NOTE 4 – DUE TO RELATED PARTY

The $32,230 due to related party represents an advance from major stockholder and is unsecured, non-interest bearing and has no fixed repayment terms.

NOTE 5 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to classify 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As of December 31, 2007 the Statutory Common Reserve Funds had reached 50% of the Company’s registered capital.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 6 – STOCK OPTIONS

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts the measurement date is the date that the service is complete. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

The Company has issued 1,000,000 warrants at a price of $2.51 per share as part of a consulting agreement with its investor relations firm. The warrants were valued using the Black-Scholes option-pricing model with an assumed 86% volatility, a three year term for the warrants, a risk free rate of 3% and a dividend yield of 0%.  These warrants may be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008.  The consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract.  The related expense for the three months ended March 31, 2008 is $139,151.

The following table summarizes all Company stock option and warrant transactions between January 1, 2008 and March 31, 2008

	Option Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2007	100,000	100,000	$2.00 - $2.05
Granted or vested during the three months ended March 31, 2008	1,000,000	-	2.51
Expired during the three months ended March 31, 2008	-	-	-
Balance, March 31, 2008	1,100,000	100,000	$2.00 - $2.51

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 7 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109.  The Company’s effective tax rates for the three months ended March 31, 2008 and March 31, 2007 were 26.7% and 33.8%, respectively. These rates in those periods differed from the statutory PRC rates of 25% and 33%, respectively, due to the non-deductibility of certain expenses incurred outside of the PRC.

No provision for deferred taxes has been made as there were no material temporary differences at March 31, 2008 and December 31, 2007.

There was no change in unrecognized tax benefits during the period ended March 31, 2008 and there was no accrual for uncertain tax positions as of March 31, 2008.

NOTE 8 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information, which requires the Company to provide certain information about their operating segments.  The Company has two reportable segments:  Bromine and Crude salt and chemical products.

	Bromine and	Chemical	Segment		Consolidated
	Crude Salt	Products	Total	Corporate	Total

March 31, 2008 (unaudited)

Net sales	$16,394,060	$5,521,452	$21,915,512	$-	$21,915,512
Income (loss) from operations	7,130,523	1,839,125	8,969,648	(575,985)	8,393,663
Total assets	51,902,737	10,800,169	62,702,906	202,668	62,905,574
Depreciation and amortization	937,203	48,288	985,491	145,484	1,130,975

March 31, 2007 (unaudited)

Net sales	$5,301,727	$4,632,474	$9,934,201	$-	$9,934,201
Maintenance services income	-	129,126	129,126	-	129,126
Income (loss) from operations	2,241,508	1,701,276	3,942,784	(86,339)	3,856,445
Total assets	8,766,446	4,534,931	13,301,377	912,887	14,214,264
Depreciation and amortization	70,085	46,329	116,414	-	116,414

				Three Months Ended March 31,
				2008	2007
Reconciliations				(unaudited)	(unaudited)

Total segment operating income				$8,969,648	$3,942,784
Corporate overhead expenses				(575,985)	(86,339)
Other income				625	6,842
Income tax expense				(2,246,697)	(1,306,474)

Total consolidated net income				$6,147,591	$2,556,813

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 9 – MAJOR SUPPLIER

During the three months ended March 31, 2008, the Company purchased 47% of its raw material from two suppliers.  At March 31, 2008, amounts due to those suppliers included in accounts payable were $2,707,983.  This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 10 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers.  During the three months ended March 31, 2008, sales to the Company’s three largest customers, based on net revenue made to such customers, aggregated $10,574,962, or approximately 38% of total net revenue.  At March 31, 2008, amounts due from these customers were $5,208,608.  This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 11 – RELATED PARTY TRANSACTIONS

March 31, 2008
(unaudited)
Waiver of interest expenses during first quarter 2008 by a related party:
Shenzhen Huaying Guaranty and Investment Company Limited (Note 2)	$131,533

Note payable - related party:
Shenzhen Huayin Guaranty and Investment Company Limited (Note 2)	$20,850,000

NOTE 12 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology signed an agreement to facilitate the pursuing targeted research and development of refined bromide compounds and end products. As part of this agreement the Co-Op Research and Development Center was opened and is now equipped with state of the art chemical engineering instruments. According to the Co-op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually during the next five years to East China University of Science and Technology for research. The research and development expense recognized during the three months ended March 31, 2008 was $131,834. No expense was recorded during the three months ended March 31, 2007.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 13 – FIXED PRICE STANBY EQUITY DISTRIBUTION AGREEMENT

On May 7, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement with eight investors (the “Investors”).  Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company could, at its discretion, periodically sell to the Investors up to 60 million shares of the Company’s common stock for a total purchase price of up to $60 million, at a per share purchase price of $1.00 per share.  The Investors’ obligation to purchase shares of common stock under the Fixed Price Standby Equity Distribution Agreement was subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Fixed Price Standby Equity Distribution Agreement. An individual advance under the Fixed Price Standby Equity Distribution Agreement could not exceed $10 million and the number of shares issued to any Investor could not cause any Investor to own more than 9.9% of the shares of common stock outstanding.

On March 6, 2008, the Company terminated the Fixed Price Standby Equity Distribution Agreement.

NOTE 14 – ASSETS ACQUISITIONS

On January 8, 2008, SCHC entered into an Asset Purchase Agreement with Mr. Xiaodong Yang for the purchase of mineral rights and land lease located in Wei Fang City Hanting Area, along with wells, pipelines and other production equipment. The consideration for the assets amounted to $9,722,222. The property has 200,000 to 210,000 metric tons of proven bromine reserves and can produce approximately 4,700 metric tons per year. This acquisition was deemed to be a purchase of assets and not a purchase of a business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Gulf Resources conducts operations through its two wholly-owned China subsidiaries, SCHC and SYCI. Our business is also reported in these two segments, Bromine and Crude salts, and Chemical Products.

Through SCHC, we produce and sell bromine and crude salt. We are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of brominated compounds used in industry and agriculture. Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines, and disinfectants.

Through SYCI, we manufacture and sell chemical products that are used in oil and gas field exploration, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents and inorganic chemicals.

On December 12, 2006, Gulf Resources acquired, through a share exchange, Upper Class Group Limited, a British Virgin Islands holding corporation which then owned all of the outstanding shares of SCHC. Under accounting principles generally accepted in the United States, this share exchange is considered to be a capital transaction, rather than a business combination, with the share exchange equivalent to the issuance of stock by Upper Class for the net assets of Gulf Resources, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, are those of the legal acquiree, Upper Class Group Limited and its subsidiary, SCHC, which together are considered to be the accounting acquirer. Share and per share amounts reflected in this report have been retroactively adjusted to reflect the merger.

On February 5, 2007, Gulf Resources, through its subsidiary SCHC, acquired SYCI. Since prior to the acquisition the ownership of Gulf Resources and SYCI was substantially the same, the transaction was accounted for as a transaction between entities under common control, whereby the assets and liabilities of SYCI were recognized at their carrying amounts. Share and per share amounts stated in this report have also been retroactively adjusted to reflect this transaction.

As a result of our acquisitions of SCHC and SYCI, the historical financial statements and the information presented below reflects the accounts of SCHC and SYCI. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Possible PRC Government-mandated restrictions affecting the production activities of our customers or celebrations prior to and during the Olympics scheduled to be held in Beijing in August 2008 may have an adverse effect on our business and results of operations.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and shareholders equity for the three months ended March 31, 2008 and 2007.

	Three months ended March 31, 2008	Three months ended March 31, 2007	Percentage Change
Net Revenue	$21,915,512	$10,063,327	118%

Cost of Net Revenue	$12,535,473	$6,024,702	108%

Gross Profit	$9,380,039	$4,038,625	133%

Research and Development costs	$131,834	----------

General and Administrative expenses	$854,542	$182,180	369%

Income from operations	$8,393,663	$3,856,445	118%

Other Income (expenses), net	$625	$6,842	(91%)

Income before taxes	$8,394,288	$3,863,287	117%

Income Taxes	$2,246,697	$1,306,474	72%

Net Income	$6,147,591	$2,556,813	140%

Net revenue Net revenues were $21,915,512 for three months ended March 31, 2008, an increase of $11,852,185 (or approximately 118%) as compared to the comparable period. This increase in was primarily attributable to strong growth in our Bromine and Crude salt segment, in which revenue increased from $5,301,727 for three months ended March 31, 2007 to $16,394,060 in 2008, an increase of approximately 209%, largely due to the higher bromine revenues. This increase was primarily as a result of increased production due to the purchase of four bromine producing properties during 2007 and one in January 2008, and the completion of 280 new bromine wells in an existing facility in December 2006, as well as the addition of new customers. Revenues in the Chemical Products segment increased from $4,761,600 for three months ended March 31, 2007 to $5,521,452 in 2008, an increase of approximately 16%. This was due to the completion of equipment upgrades and the development of new chemical products.

Among the total increase of net revenues, approximately $8,925,000 was due to the bromine properties acquired during 2007, about $1,111,000 was due to the property acquired in January 2008, approximately $840,000 was due to the higher rate of the RMB and approximately $1,815,000 was largely due to organic growth.

	Net Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
Segments		Percent of total		Percent of total
Bromine and Crude salt	$16,394,060	74.8%	$5,301,727	52.7%
Chemical Products	$5,521,452	25.2%	$4,761,600	47.3%
Total Revenues	$21,915,512	100%	$10,063,327	100%

Three Months Ended March 31
2008 vs. 2007
Segments	Percent Increase of Net S
Bromine and Crude salt	209%
Chemical Products	16%

Bromine and Crude salt segment product sold in metric tons	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Percentage Change
Bromine	8,062	2,868	181%

Crude Salt	8,000	8,000	-

Due to the diverse product mix and varying values, management does not believe that the tonnage sold by the Chemical Product division is a meaningful metric.

Cost of Net revenue Cost of net revenue reflects the raw materials consumed the direct salaries and benefits of staff engaged in the production process, electricity and other manufacturing costs. Our Cost of net revenue was $12,535,473 for three months ended March 31, 2008, an increase of $6,510,771 (or approximately 108%) from the cost of net revenue for three months ended March 31, 2007. This increase resulted primarily from the production increase resulting from the 118% increase in net revenue. The decrease in the Cost of net revenue as a percentage of revenue was due to a higher percentage of revenue from the Bromine and Crude salt segment, which has a lower product cost as a percentage of net revenue, greater utilization of bromine production capacity and production efficiencies in production costs such as electricity, salaries, and consumables in part as a result of economies of scale achieved.

Gross Profit Gross profit was $9,380,039, or 42.9% of net sales for three months ended March 31, 2008 compared to $4,038,625, or 40% of net revenue for the comparable period in 2007. This increase of 2.9 % reflects the benefits of the product cost factors discussed above.

Research and Development Costs The Research and development costs result from the agreement that SYCI and East China University of Science and Technology entered in September 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. There were no comparable costs incurred in the first quarter of 2007.  All research findings and patents developed by this Center will belong to Gulf Resources.

General and Administrative Expenses General and administrative expenses were $854,542 for three months ended March 31, 2008, an increase of $672,362 (or approximately 369%) from the general and administrative expenses of $182,180 for three months ended March 31, 2007.  This significant increase in general and administrative expenses was primarily due to expenses related to corporate costs resulting from higher legal, accounting, auditing, stock transfer agent, and investor relations expenses, which amounted to approximately $350,000.

Income from Operations

	Income from Operations by Segment
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
Segments		Percent of total		Percent of total
Bromine and Crude salt	$7,130,523	79.5%	$2,241,508	56.9%
Chemical Products	1,839,125	20.5%	1,701,276	43.1%
Income from operations before corporate costs	8,969,648	100.0%	3,942,784	100.0%
Corporate costs	575,985		86,339
Income from operations	$8,393,663		$3,856,445

Income from Operations before corporate costs was $8,969,648 for three months ended March 31, 2008 (or 41.0% of net revenue), an increase of $5,026,864 (or approximately 127%) over Income from Operations for three months ended March 31, 2007. This increase resulted primarily from the increase in revenues and the resulting higher Income from Operations in both segments of the Company. For three months ended March 31, 2008, income from operations for the Bromine and Crude salt segment was $7,130,523, an increase of 218% from $2,241,508 in for three months ended March 31, 2007. For three months ended March 31, 2008, income from operations for the Chemical Products division was $1,839,125, an increase of 8% from income from operations in this division of $1,701,276 for three months ended March 31, 2007. The increase in the revenue and income from operations of Bromine and Crude salt segment was primarily as a result of the purchase of five new bromine producing assets and a higher gross margin due to production cost efficiencies. The increase in revenue and the income from operations of our Chemical Products was due to the completion of equipment upgrades and the development of new chemical products.

Other Income (Expense) Net Other Income (Expense) was a net of $625 for three months ended March 31, 2008, a decrease of $6,217 from the Other Income (Expense) of $6,842 for three months ended March 31, 2007. This decrease was primarily due to higher interest income of $18,834 and sundry income offset by interest expense.

Net Income Net Income was $6,147,591 for three months ended March 31, 2008, an increase of $3,590,778 (or approximately 140%) as compared to three months ended March 31, 2007. This increase was primarily attributable to the higher operating profit resulting from the increase in revenues, and relatively lower increase in cost of net revenue, as discussed above and a decrease in the effective tax rate to 27% in 2008 from 34% in 2007 due to the reduction of the PRC corporate tax rate.

Our business and results of operations may be adversely affected if government authorities impose restrictions on production, or as a result of closures associated with celebrations, prior to and during the Olympics scheduled to be held in Beijing in August 2008, which interrupt or suspend production of our customers.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, Cash and Cash Equivalents were $10,984,541 as compared to $3,309,606 as of March 31, 2007. The components of this increase of $7,674,935 are reflected below.

Cash Flow

	Three Months Ended March 31
	2008	2007
Net cash provided by operating activities	$7,120,973	$1,095,573
Net cash used in investing activities	$9,881,517	$0
Net cash provided by (used in) financing activities	$4,745,406	$(3,468,826)
Net cash inflow	$210,666	$(2,383,002)

For three months ended March 31, 2008 the Company met its working capital and capital investment requirements mainly by using operating cash flows, and the issuance of a Note payable to related party in the amount of $20,850,000.

As of March 31, 2008, there was $2.2 million of restricted cash in a Company’s bank account designated for use in supporting the Company’s application for increase its Registered Capital. When the Company completes this application and it is approved, the restricted cash will be returned to an unrestricted status.

As discussed in Note 2 of the Notes to Consolidated Financial Statements in Item 1, “Consolidated Financial Statements and Supplemental Data”, during the quarter ending March 31, 2008 , the Company converted an note payable of $11,653,500 to a stockholder, Shenzhen Huaying Guaranty and Investment Company Limited, with a new note payable in the amount of $20,850,000.  This note is unsecured and non-interest bearing with $3,000,000 due May, 2009 and the remaining amount due in January, 2011.  The additional amount provided by this new note was used to provide additional liquidity that was used to in part pay for the acquisition of a bromine property in January.

As previously disclosed, the Company will continue to explore opportunities relating to bromine asset purchases.  Additionally the Company expects to expand the production capacity of its Chemical Products segment during the remaining nine months of this year to enable it to produce more environmentally friendly products.  The Company anticipates that this will require approximately $4 million to $6 million of capital expenditures.

Net Cash Provided by Operating Activities

During three months ended March 31, 2008, we had positive cash flow from operating activities of $7,120,973, primarily attributable to net income of $6,147,591, an increase in accounts payable and accrued expenses of $1,588,154, and an increase in taxes payable of $1,785,067, partially offset by an increase of accounts receivable of $3,157,652. Net Cash Provided by Operating Activities during three months ended March 31, 2008 improved by $6,025,400 from that of three months ended March 31, 2007. The primary source of this was an increase in Net Income, which was $3,590,778, and a $1,309,726 decrease in Prepayment and deposits that occurred in the first quarter of 2007 pertaining to a deposit on a pending bromine asset purchase.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $9,881,517 to acquire additional mineral rights, property, plant and equipment during three months ended March 31, 2008. This acquisition was financed by cash flows from operating activities and proceeds from a note payable totaling $5,480,000.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months. However we will likely need to raise additional capital in order to fund the ongoing program of acquiring unlicensed bromine properties, and increasing our chemical production capacity. We expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions or a combination of both. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Working capital at March 31, 2008 was approximately $13,826,357 as compared to $7,354,063 at March 31, 2007, reflecting the higher cash including restricted cash and account receivable balance.

For the immediate future we intend to focus our efforts on the activities of SCHC and SYCI as these segments continue to expand within the Chinese market. Our long-term strategic goal is to extend our market to overseas countries.

We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. We may affect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.

We are not currently party to any contracts or other arrangements with respect to future acquisitions.

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements have been prepared by Gulf Resources, Inc. and its subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2007 Form 10-K should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the three months ended March 31, 2008 may not be indicative of operating results expected for the full year.

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

Accounts Receivable

Accounts receivable is stated at cost, net of allowance for doubtful accounts. As of March 31, 2008 and 2007 the Company considered all accounts and other receivables collectable and did not record an allowance for doubtful accounts.

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

Shipping and Handling Fees and Costs

The Company follows Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the cost of net revenue. For the three months ended March 31, 2008 and 2007, shipping and handling costs were $97,075 and $78,764.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to small reporting companies.

Item 4. Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of the end of the quarterly period covered by this report (and the financial statements contained in the report), our president and chief financial officer have determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.
Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2007 (the “2007 Form 10-K”), under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2007 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

In the first quarter of 2008, there were no material changes from the risk factors previously disclosed in our 2007 Form 10-K , except for the following:

We may issue shares of our capital stock to complete an acquisition, which would reduce the equity interest of our stockholders.

We may issue our securities to acquire companies or businesses. We may issue additional shares of our common stock to complete acquisitions. If we issue additional shares of our common stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease.

We may issue our debt securities to complete an acquisition, and if we are unable to generate sufficient cash flow from operations to satisfy the debt service associated with that indebtedness, our inability to do so may force us to sell assets, restrict our ability to obtain additional financing and/or place onerous restrictions on our operations.

If we issue debt securities as part of an acquisition, and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation. Even if we are able to meet our debt service obligations as they become due, the holders of that debt may accelerate payment if we fail to comply with, and/or are unable to obtain waivers of, any covenants that require us to maintain certain financial ratios or reserves or satisfy certain other financial restrictions. In addition, the covenants in the loan agreements may restrict our ability to obtain additional financing and our flexibility in operating our business.

Although Ming Yang, our chief executive officer, has experience in the chemical and bromine industries, our other officers and directors may have limited knowledge of those industries, which may impair  our ability to assess potential acquisition candidates and successfully operate business which we acquire in those industries.

Ming Yang, our chief executive officer, has served as Chairman of SYCI since 2000 and SCHC since 2005.  However, some of our other officers and directors have limited knowledge of the chemical and bromine industries, the principal industries in which we are engaged. We cannot assure you that this will not impair our ability to assess potential acquisition candidates and successfully operate business which we acquire in those industries.

If any of the events described above, or in the portions of this report or our 2007 Form 10-K referred to above, actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly. This means you could lose all or a part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued warrants to purchase up to 1,000,000 shares of its common stock at a price of $2.51 per share to an investor relations firm under a  letter agreement dated February 5, 2008 (the “Agreement”), under which the firm agreed to  provide certain investor relations and financial communication services. The warrants were valued using the Black-Scholes option-pricing model with an assumed 86% volatility, a three year term for the warrants, a risk free rate of 3% and a dividend yield of 0%. The warrants vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008 and may be exercised through the third anniversary of the date of the Agreement.

The warrants were issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
10.1	Option agreement dated October 24, 2007 between the Registrant and Richard Khaleel
10.2	Option agreement dated November 6, 2007 between the Registrant and Biagio Vignolo
10.3	Agreement dated June 15, 2007 between the Registrant and East China University of Science and Technology.
10.4	Lease dated November 11, 2004 between Shouguang City Wopu County Bamianhe Villiage and SCHC.
10.5	Lease dated April 1, 1998 between Shouguang City Wopu County Houxin Village and SYCI.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: May 14, 2008	By:	/s/ Ming Yang
Ming Yang
Chairman and Chief Executive Officer
(principal executive officer)

	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)