Form 10-Q
period 2008-06-30
GULF RESOURCES, INC.
filed 2008-08-13
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Yes ☐ No ☒

As of August 13, 2008, the registrant had outstanding  99,668,842 shares of common stock.

Table of Contents

Part I – Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
Part II – Other Information

Item 1A Risk Factors.

Item 6. Exhibits.

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, and are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors."  Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$6,384,913	$10,773,875
Restricted cash	4,199,898	-
Accounts receivable	12,556,914	3,945,000
Inventories	1,884,271	413,391
Prepaid expenses	-	145,484
Prepayment and deposit	640,627	236,269
Prepaid land lease	15,763	13,521

TOTAL CURRENT ASSETS	25,682,386	15,527,540

PROPERTY, PLANT AND EQUIPMENT, Net	47,212,217	30,105,185

PREPAID LAND LEASE, Net of current portion	741,569	697,107

TOTAL ASSETS	$73,636,172	$46,329,832

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,962,303	$2,928,248
Note payable – related party	3,000,000	9,939,750
Due to related parties	2,032,230	32,230
Taxes payable	3,889,032	1,477,296
TOTAL CURRENT LIABILITIES	13,883,565	14,377,524

NON CURRENT LIABILITIES
Note payable – related party	18,237,493	5,484,000

TOTAL LIABILITIES	32,121,058	19,861,524

STOCKHOLDERS' EQUITY

PREFERRED STOCK ; $0.001 par value; 1,000,000 shares authorized none outstanding	-	-

COMMON STOCK; $0.0005 par value; 400,000,000 shares authorized; 99,668,842 shares issued and outstanding	49,834	49,834

ADDITIONAL PAID-IN CAPITAL	12,425,530	11,924,616

RETAINED EARNINGS - UNAPPROPRIATED	23,757,018	11,323,518

RETAINED EARNINGS - APPROPRIATED	1,321,893	1,321,893

CUMULATIVE TRANSLATION ADJUSTMENT	3,960,839	1,848,447

TOTAL STOCKHOLDERS' EQUITY	41,515,114	26,468,308

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,636,172	$46,329,832

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

NET REVENUE
Net sales	$23,766,179	$12,259,799	$45,799,736	$22,194,000
Maintenance service income	-	130,152	-	259,278
	23,766,179	12,389,951	45,799,736	22,453,278

OPERATING EXPENSES
Cost of net revenue	14,062,903	7,270,962	26,662,623	13,295,664
Research and development cost	135,275	-	267,109	-
General and administrative expenses	1,009,088	347,017	1,863,630	529,197
	15,207,266	7,617,979	28,793,362	13,824,861

INCOME FROM OPERATIONS	8,558,913	4,771,972	17,006,374,	8,628,417

OTHER INCOME (EXPENSES)
Interest expense	-	(24,082)	(60,111)	(24,082)
Interest income	18,581	-	44,257	-
Sundry income (expense)	14,195	8,368	(4,543)	15,210

INCOME BEFORE INCOME TAXES	8,591,689	4,756,258	16,985,977	8,619,545

INCOME TAXES - current	2,305,780	1,655,377	4,552,477	2,961,851

NET INCOME	$6,285,909	$3,100,881	$12,433,500	$5,657,694

EARNINGS PER SHARE:
BASIC	$0.06	$0.03	$0.12	$0.06
DILUTED	$0.06	$0.03	$0.12	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	99,668,842	98,953,638	99,668,842	93,554,622
DILUTED	99,668,842	98,953,638	99,676,655	93,554,622

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET INCOME	$6,285,909	$3,100,881	$12,433,500	$5,657,694
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	852,164	420,584	2,112,392	487,830

COMPREHENSIVE INCOME	$7,138,073	$3,521,465	$14,545,892	$6,145,524

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Statutory Common Reserve Fund	Retained Earnings	Cumulative Translation	Total

BALANCE AT DECEMBER 31, 2007 (audited)	99,668,842	$49,834	$11,924,616	$1,321,893	$11,323,518	$1,848,447	$26,468,308

Cumulative translation adjustment	-	-	-	-	-	2,112,392	2,112,392

Waiver of accrued interest	-	-	131,533	-	-	-	131,533

Issuance of warrants for consulting expenses	-	-	369,381	-	-	-	369,381

Net income for six months ended June 30, 2008	-	-	-	-	12,433,500	-	12,433,500

BALANCE AT JUNE 30, 2008 (unaudited)	99,668,842	$49,834	$12,425,530	$1,321,893	$23,757,018	$3,960,839	$41,515,114

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$12,433,500	$5,657,694
Adjustments to reconcile net income
to net cash provided by operating activities
Amortization of warrants issued for expenses	369,381	-
Amortization of prepaid expenses by shares issued for consulting fee	145,484	-
Depreciation and amortization	2,136,053	326,244
(Increase) decrease in assets
Accounts receivable	(8,151,159)	(129,174)
Inventories	(1,424,086)	3,419
Prepaid expense	-	268,747
Prepayment and deposit	(365,382)	-
Income tax receivable	-	410,453
Increase (decrease) in liabilities
Accounts payable and accrued expenses	1,968,076	(2,119,944)
Taxes payable	2,218,473	454,460

Net cash provided by operating activities	9,330,340	4,871,899

CASH FLOWS USED IN INVESTING ACTIVITIES
Restricted cash	(4,078,833)	-
Property, plant and equipment	(16,845,218)	(5,834,194)

Net cash used in investing activities	(20,924,051)	(5,834,194)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Capital contribution	-	50,000
Loan due to third party	-	5,836,950
Advances from related party	4,998,281	1,227,222
Proceeds from notes payable – related party	5,590,800	-
Repayment on note payable	(3,843,675)	-
Dividends paid	-	(4,739,600)

Net cash provided by (used in) financing activities	6,745,406	(2,374,572)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	459,343	98,362

NET INCREASE (DECREASE) IN CASH	(4,388,962)	1,510,639

CASH - BEGINNING OF PERIOD	10,773,875	5,692,608

CASH - END OF PERIOD	$6,384,913	$7,203,247

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Income taxes	$3,101,479	$1,657,319

Interest paid	$101,144	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES

Waiver of accrued interest to Additional Paid In Capital	$131,533	$-
Issuance of common stock as payment for accrued expenses	-	5,344,395
Issuance of common stock for prepaid expenses	-	892,500
Issuance of common stock for acquiring fixed assets including mineral right	-	2,928,479

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Gulf Resources, Inc. and its subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2007 Form 10-K should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the three and six months ended June 30, 2008 may not be indicative of operating results expected for the full year.

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

On December 12, 2006, Gulf Resources, Inc. (formerly Diversifax, Inc.), a public “shell” company, acquired Upper Class Group Limited and its wholly-owned subsidiary, SCHC (together “Upper Class”).  Under the terms of the agreement, all stockholders of Upper Class Group Limited received a total amount of 53,000,000 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of Upper Class Group Limited common stock held by all stockholders.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net monetary assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited, which is considered to be the accounting acquirer.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On February 5, 2007, Upper Class Group Limited acquired Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”), which had been incorporated in PRC on October 30, 2000.  Under the terms of the merger agreement, the stockholders of SYCI received a total amount of 32,376,236 shares of voting common stock of Gulf Resources, Inc. in exchange for all of the shares of SYCI’s common stock.  Also, upon the completion of the merger, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI.  Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI transferred at their carrying amounts.  Since prior to the acquisition the majority of the ownership of Gulf Resources, Inc. and of SYCI was controlled by the same party, the merger was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI transferred at their carrying amounts.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

On November 11, 2007, Upper Class Group Limited formed Hong Kong Jiaxing Industrial Limited (“HKJI”), a wholly-owned subsidiary of Upper Class formerly known as Jiaxing Technology Limited, in Hong Kong. Upper Class Group Limited then sold 100% of its interests in SCHC to HKJI.

Nature of the Business
Gulf Resources, Inc. and its subsidiaries manufacture and trade bromine and crude salt through its SCHC subsidiary, and manufacture chemical products for use in the oil industry and paper manufacturing industry through its SYCI subsidiary.

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

Restricted Cash
The Company’s Restricted cash is in the Company’s bank account designated for use in supporting the Company’s application to increase its registered capital. When the Company’s application has been approved, the Restricted cash will be returned to an unrestricted status.  Management believes that this will occur by end of 2008.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

Restricted cash consists of $2,000,000 received during the second quarter 2008 from Jiaxing Lighting Technology (HK) Co. Ltd. (“Jiaxing Lighting”) (Note 5) and $2,199,898 received during first quarter 2008 from Shenzhen Huayin Guaranty and Investment Company Limited (Note 3).

Accounts Receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts. As of June 30, 2008 and December 31, 2007 the Company considered all accounts receivable collectable and therefore did not record an allowance for doubtful accounts.

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
JUNE 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

Foreign Operations

All of the Company’s operations and assets are located in China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of revenue.  For the three months ended June 30, 2008 and 2007, shipping and handling costs were $124,171 and $107,800, and for the six months ended June 30, 2008 and 2007, shipping and handling costs were $221,246 and $186,564.

Recently Issued Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not have a significant impact on the Company's financial position or results of operations.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format.  SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This FSP is not currently applicable to the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is not currently applicable to the Company since the Company does not have convertible debt.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2- PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Building	$6,375,853	$2,379,252
Furniture & equipment	2,340,953	1,120,059
Plant and machinery	36,766,058	24,280,822
Motor vehicle	57,631	54,155
Mineral rights	5,808,743	4,221,059
Construction in progress	129,559	-
	51,478,797	32,055,347
Accumulated depreciation	(4,266,580)	(1,950,162)
	$47,212,217	$30,105,185

On January 8, 2008, SCHC entered into an Asset Purchase Agreement with Mr. Xiaodong Yang for the purchase of wells, pipelines and other production equipment of a bromine production facility located in Wei Fang City Hanting Area, along with mineral rights and land lease. The consideration for the assets amounted to $9,722,222. The property has 200,000 to 210,000 metric tons of proven bromine reserves and its production capacity is estimated to be approximately 4,700 metric tons per year. This acquisition was deemed to be a purchase of assets and not a purchase of a business.

NOTE 3 – NOTE PAYABLE	June 30	December 31
	2008	2007
	(unaudited)	(audited)
Bank borrowing from Citibank (China) Company Limited Shanghai Branch of $3,770,250 was due March 30, 2008 at the prevailing interest rate regulated by The People’s Bank of China minus 5% from October 31, 2007 to March 30, 2008, guaranteed by a shareholder, Shenzhen Huayin Guaranty and Investment Company Limited.	$-	$3,770,250

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited, was for $11,653,500. Of this, $6,169,500 of the borrowing was with interest at 3.33% per annum from March 20, 2007 to March 19, 2008 and was due on March 19, 2008. The remaining borrowing of $5,484,000 was interest free and was scheduled to mature on April 1, 2009.	-	11,653,500

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited, of $3,000,000 is unsecured, non-interest bearing and is due May 2009. The loan is denominated in US dollars. $2,199,898 of this loan is reflected in restricted cash (Note 1).	3,000,000	-

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited, of $18,237,493 (RMB125,000,000) is unsecured, and non-interest bearing, pursuant to an agreement which, as is Chinese custom, states that the loan need not be paid in the immediate future. The Company believes the earliest the loan would be required to be repaid is December 2009.	18,237,493	-

Total loans	21,237,493	15,423,750
Less: current portion	(3,000,000)	(9,939,750)
Long-term loans, less current portion	$18,237,493	$5,484,000

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 3 – NOTE PAYABLE - Continued

Future maturities of long-term loans are as follows as of June 30, 2008:

2009	$21,237,493
2010	-
2011	-
Total	$21,237,493

During the three months ended months ended March 31, 2008, Shenzhen Huayin Guaranty and Investment Company Limited waived $131,533 of accrued interest, which was recorded as a credit to additional paid in capital.

NOTE 4 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Income tax payable	$2,723,186	$798,090
Mineral resource compensation fee payable	585,423	-
Value added tax payable and others	580,422	679,206
Total	$3,889,032	$1,477,296

NOTE 5 – DUE TO RELATED PARTIES

Due to related parties consists of the following:
	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Advance from major stockholder	$32,230	$32,230
Due to related company - Jiaxing Lighting	2,000,000	-
	$2,032,230	$32,230

The $32,230 due to related party represents advance from major stockholder.  The $2,000,000 due to related company represents funds received from Jiaxing Lighting for investment purpose in SCHC.  Mr. Ming Yang, CEO of the Company, is the director and shareholder of Jiaxing Lighting. The investment arrangement in the Company is still in progress and the cash is reflected as restricted cash on the balance sheet (Note 1).  Advance from major stockholder and balances due to related company are unsecured, non-interest bearing and have no fixed repayment terms.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 6 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to classify 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Fund until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As of December 31, 2007 the Statutory Common Reserve Fund had reached 50% of the Company’s registered capital.

NOTE 7 – STOCK OPTIONS AND WARRANTS

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

The Company has issued 1,000,000 warrants on February 5, 2008 at a price of $2.51 per share as part of a consulting agreement with its investor relations firm. The warrants were valued using the Black-Scholes option-pricing model with an assumed 86% volatility, a three year term for the warrants, a risk free rate of 3% and a dividend yield of 0%. These warrants may be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. The consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract. The related expense for the three months and six months ended June 30, 2008 is $139,151 and $369,381.

The following table summarizes all Company stock option transactions between January 1, 2008 and June 30, 2008

	Option & Warrants Outstanding	Options & Warrants Vested	Range of Exercise Price per Common Share
Balance, December 31, 2007	100,000	100,000	$2.00 - $2.05
Granted or vested during the six months ended June 30, 2008	1,000,000	83,333	2.51
Expired during the six months ended June 30, 2008	-	-	-
Balance, June 30, 2008	1,100,000	183,333	$2.00 - $2.45

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 7 – STOCK OPTIONS – Continued

Stock Options Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at June 30, 2008	Contractual Life (Years)	Currently Exercisable

$2.00-$2.51	183,333	1.89	$ 2.25

NOTE 8 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The Company’s effective tax rates for the three months and six months ended June 30, 2008 were 26.8%.  Effective tax rates for the three months and six months ended June 30, 2007 were 34.8% and 34.4%.  These rates in those periods differed from the statutory PRC rates of 25% and 33%, respectively, due to the non-deductibility of certain expenses incurred outside of the PRC.

No provision for deferred taxes has been made as there were no material temporary differences at June 30, 2008 and December 31, 2007.

There was no change in unrecognized tax benefits during the period ended June 30, 2008 and there was no accrual for uncertain tax positions as of June 30, 2008.

Tax years from 2005 through 2007 remain subject to examination by major tax jurisdictions.

NOTE 9 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires the Company to provide certain information about their operating segments.  The Company has two reportable segments:  bromine and crude salt and chemical products.

Three Months Ended
June 30, 2008 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$18,008,559	$5,757,620	$23,766,179	$-	$23,766,179
Income (loss) from operations	7,156,765	2,034,415	9,191,180	(632,267)	8,558,913
Total assets	60,450,820	12,993,781	73,444,601	191,571	73,636,172

Depreciation and amortization	1,037,986	112,576	1,150,562	-	1,150,562
Capital expenditures	127,792	6,835,909	6,963,701	-	6,963,701

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 9 – BUSINESS SEGMENTS (CONTINUED)

Three Months Ended
June 30,2007 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$7,703,140	$4,686,811	$12,389,951	$-	$12,389,951
Income (loss) from operations	3,257,477	1,753,629	5,011,106	(239,134)	4,771,972
Total assets	20,832,156	5,836,921	26,669,077	665,862	27,334,939
Depreciation and amortization	162,999	46,571	209,570	-	209,570
Capital expenditures	5,834,194	-	5,834,194	-	5,834,194

Six Months Ended
June 30, 2008 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$34,520,664	$11,279,072	$45,799,736	$-	$45,799,736
Income (loss) from operations	14,341,085	3,873,541	18,214,626	(1,208,252)	17,006,374
Total assets	60,450,820	12,993,781	73,444,601	191,571	73,636,172

Depreciation and amortization	1,975,189	160,864	2,136,053	-	2,136,053
Capital expenditures	10,009,309	6,835,909	16,845,218	-	16,845,218

Six Months Ended
June 30,2007 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$13,004,867	$9,448,411	$22,453,278	$-	$22,453,278
Income (loss) from operations	5,498,985	3,454,905	8,953,890	(325,473)	8,628,417
Total assets	20,832,156	5,836,921	26,669,077	665,862	27,334,939
Depreciation and amortization	233,084	93,160	326,244	-	326,244
Capital expenditures	5,834,194	-	5,834,194	-	5,834,194

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliations	2008	2007	2008	2007

Total segment operating income	$9,191,180	$5,011,106	$18,214,626	$8,953,890
Corporate overhead expenses	(632,267)	(239,134)	(1,208,252)	(325,473)
Other income (expense)	32,776	(15,714)	(20,397)	(8,872)
Income tax expense	(2,305,780)	(1,655,377)	(4,552,477)	(2,961,851)

Total consolidated net income	$6,285,909	$3,100,881	$12,433,500	$5,657,694

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 10 – MAJOR SUPPLIER

During the three months and six months ended June 30, 2008, the Company purchased 62% of its raw material from two suppliers.  At June 30, 2008, amounts due to those suppliers included in accounts payable were $2,257,452. During the three months and six months ended June 30, 2007, the Company purchased 50% and 45% of its raw material from two suppliers.  At June 30, 2007, amounts due to those suppliers included in accounts payable were $1,286,400. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 11 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers.  During the three months ended June 30, 2008, sales to the Company’s two largest customers, based on net revenue made to such customers, aggregated $5,625,665, or approximately 24% of total net revenue.  During the six months ended June 30, 2008, the Company's four largest customers aggregated $16,702,133, or approximately 40% of total net revenue. At June 30, 2008, amounts due from these customers were $7,962,106.

During the three months and six months ended June 30, 2007, sales to three customers totaled $4,746,682 and $8,080,550, or approximately 40% and 39% of total net revenue.  At June 30, 2007, amounts due from these customers were $1,282,509.  This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 12 – RELATED PARTY TRANSACTIONS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Waiver of interest expenses during first quarter 2008 by a related party:
Shenzhen Huayin Guaranty and Investment Company Limited (Note 3)	$131,533	$-
Note payable - related party:
Shenzhen Huayin Guaranty and Investment Company Limited (Note 3)	$21,237,493	$11,653,500
Due to related party:
Jiaxing Lighting	$2,000,000	$-
Advance from major stockholder	32,230	32,230
	$2,032,230	$32,230
NOTE 13 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology signed an agreement to facilitate the pursuing targeted research and development of refined bromide compounds and end products. As part of this agreement the Co-Op Research and Development Center was opened and is now equipped with state of the art chemical engineering instruments. According to the Co-op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually during the next five years to East China University of Science and Technology for research. The research and development expense recognized during the three months and six months ended June 30, 2008 was $135,275 and $267,109. No research and development expense was recorded during the three months and six months ended June 30, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, and are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors."  Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

Overview

Gulf Resources conducts operations through its two wholly-owned China subsidiaries, SCHC and SYCI. Our business is also reported in these two segments, Bromine and Crude salts (SCHC), and Chemical Products (SYCI).

Through SCHC, we believe that we are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of brominated compounds used in industry and agriculture. Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines, and disinfectants.

Through SYCI, we manufacture and sell chemical products that are used in oil and gas field exploration, oil and gas distribution, papermaking, chemical agents and inorganic chemicals.

On December 12, 2006, Gulf Resources, which was then an inactive “shell” company, acquired, through a share exchange, Upper Class Group Limited, a British Virgin Islands holding corporation which then owned all of the outstanding shares of SCHC. Under accounting principles generally accepted in the United States, this share exchange is considered to be a capital transaction, rather than a business combination, with the share exchange equivalent to the issuance of stock by Upper Class for the net assets of Gulf Resources, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited, which is considered to be the accounting acquirer.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On February 5, 2007, Gulf Resources, through its subsidiary SCHC, acquired SYCI. Since prior to the acquisition the majority of the ownership of Gulf Resources and of SYCI was controlled by the same party, the transaction was accounted for as a transaction between entities under common control, whereby the assets and liabilities of SYCI were recognized at their carrying amounts. Share and per share amounts stated in this report have also been retroactively adjusted to reflect this transaction.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Possible PRC Government-mandated restrictions affecting the production activities of our customers, or celebrations prior to and during the Olympics to be held in China in August 2008 may have an adverse effect on our business and results of operations.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and shareholders’ equity for the three months and six months ended June 30, 2008 and June 30, 2007.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Percentage Change
Net Revenue	$23,766,179	$12,389,951	91.8%

Cost of Net Revenue	14,062,903	7,270,962	93.4%

Gross Profit	9,703,276	5,118,989	89.6%

Research and Development costs	135,275	-	n/m

General and Administrative expenses	1,009,088	347,017	191%

Income from operations	8,558,913	4,771,972	78.2%

Other Income (expenses), net	32,776	(15,714)	n/m

Income before taxes	8,591,689	4,756,258	80.6%

Income Taxes	2,305,780	1,655,377	39.3%

Net Income	$6,285,909	$3,100,881	102.7%

	Six months ended June 30, 2008	Six months ended June 30, 2007	Percentage Change
Net Revenue	$45,799,736	$22,453,278	104.0%

Cost of Net Revenue	26,662,623	13,295,664	100.5%

Gross Profit	19,137,113	9,157,614	109%

Research and Development costs	267,109	-	n/m

General and Administrative expenses	1,863,630	529,197	252%

Income from operations	17,006,374	8,628,417	97.1%

Other Income (expenses), net	(20,397)	(8,872)	130.0%

Income before taxes	16,985,977	8,619,545	97.1%

Income Taxes	4,552,477	2,961,851	53.7%

Net Income	$12,433,500	$5,657,694	119.8%

Net revenue Net revenues were $23,766,179 for three months ended June 30, 2008, an increase of $11,376,228 (or approximately 92%) as compared to the 2007 comparable period. This increase was primarily attributable to strong growth in our Bromine and Crude salt segment, with revenues increasing from $7,703,140 for three months ended June 30, 2007 to $18,008,559 in 2008, an increase of approximately 134%. This increase was primarily the result of increased production due to the purchases of four bromine producing properties during 2007 and one in January 2008, which generated approximately $9,500,000 of additional revenue in the second quarter. The appreciation of the Chinese Yuan increased the segment’s US dollar revenue by approximately $800,000 as compared to the three months ended June 30, 2007.

Revenues in the Chemical Products segment increased from $4,686,811 for three months ended March 31, 2007 to $5,757,620 during the same period in 2008, an increase of approximately 23%. This was largely due to the development of new chemical products with about $515,000 resulting from the Chinese Yuan appreciation.

Among the total increase of net revenues of $11,376,228 , approximately $9,500,000was due to the contribution of the five newly acquired bromine properties, and approximately $1,355,000 was due to the higher rate of the Yuan.

	Net Revenue by Segment
	Three months ended		Three months ended
	June 30, 2008		June 30, 2007
Segment		Percent of total		Percent of total
Bromine and Crude salt	$18,008,559	75.8%	$7,703,140	62.2%
Chemical Products	5,757,620	24.2%	4,686,811	37.8%
Total Revenues	$23,766,179	100.0%	$12,389,951	100.0%

Three months ended June 30
2008 vs. 2007
Segment	Percent increase of Net revenue
Bromine and Crude salt	133.8%
Chemical Products	22.8%

Net revenues for the six months ended June 30, 2008, were $45,799,736, representing an increase of $23,346,458 or 104% over the comparable 2007 period.  The Bromine and Crude salts segment’s revenue grew by $21,515,797 to $34,520,664  resulting from the acquisition of the five bromine facilities, which contributed approximately $19,500,000 of additional revenue, and approximately $1,400,000 of benefit from the appreciation of the Chinese Yuan.

The revenues from the Chemical Products segment were $11,279,072, an increase of $1,830,661 or 19% over the comparable 2007 period.   This increase was largely due to the Yuan appreciation, which was approximately $1,000,000, and the remainder due to the development of new chemical products.

Of the total revenue increase of $23,346,458 during the first six months of 2008 as compared to the similar 2007 period, approximately $19,500,000 resulted from impact of the five bromine properties acquired, and $2,400,000 was due to the Yuan appreciation.

	Net Revenue by Segment
	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
Segments		Percent of total		Percent of total
Bromine and Crude salt	$34,520,664	75.4%	$13,004,867	57.9%
Chemical Products	11,279,072	24.6%	9,448,411	42.1%
Total Revenues	$45,799,736	100.0%	$22,453,278	100.0%

Six Months Ended June 30
2008 vs. 2007
Segments	Percent increase of Net revenue
Bromine and Crude salt	165.4%
Chemical Products	19.4%

Bromine and Crude salt segment product sold in metric tons	Three months ended June 30, 2008	Three months ended June 30, 2007	Percentage Change
Bromine	9,265	3,956	134%

Crude Salt	22,500	26,000	-13.5%

Bromine and Crude salt segment product sold in metric tons	Six months ended June 30, 2008	Six months ended June 30, 2007	Percentage Change
Bromine	17,327	6,824	254%

Crude Salt	30,500	28,000	8.9%

Due to the diverse product mix and varying values, management does not believe that the tonnage sold by the Chemical Products segment is a meaningful metric.

Cost of Net revenue and Gross profit The Cost of net revenue reflects the raw materials consumed, electricity, depreciation, the direct salaries and benefits of staff engaged in the production process, and other manufacturing costs. Our Cost of net revenue and the resulting Gross profit for the three and six months ended June 30, 2008 and 2007 were:
	Three months ended June 30
	2008	% of Net revenue	2007	% of Net revenue
Cost of net revenue	$14,062,903	59.2%	$7,270,962	58.7%
Gross Profit	$9,703,276	40.8%	$5,118,989	41.3%

	Six months ended June 30
	2008	% of Net revenue	2007	% of Net revenue
Cost of net revenue	$26,662,623	58.2%	$13,295,664	59.2%
Gross Profit	$19,137,113	41.8%	$9,157,614	40.8%

The increases in the Cost of net revenue were largely the result of the substantially higher sales volumes recorded in both the three and six month periods ended June 30, 2008 as compared to the corresponding prior year periods.  The reduction in the Cost of net revenue as a percentage of Net revenue for the first half was due to a higher percentage of revenue from the Bromine and Crude salt segment, which has a lower product cost as a percentage of its net revenue, as well as production efficiencies in consumables and electricity, in part as a result of economies of scale achieved due to the acquisitions, and greater utilization of bromine production capacity, partially offset by the effect of a new tax on revenue derived from the sales of mineral. This tax is effective as of January 1, 2008 but this announcement was only received after the first quarter, and thus approximately $700,000 was accrued for this cost in the second quarter.  It was due to this that the Cost of net revenue as a percentage of net revenue grew slightly in the second quarter. The increases in Gross profit for both periods were largely the result of higher sales volumes as well as the other factors noted above.

Research and Development Costs The Research and development costs result from the agreement that the Company and East China University of Science and Technology entered in September 2007 which established a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. There were no comparable costs incurred in the 2007 periods.  All research findings and patents developed by this Center will belong to Gulf Resources.

General and Administrative Expenses General and administrative expenses were $1,009,088 and $1,863,630, representing increases of $662,071 and $1,334,433, for three and six months ended June 30, 2008, respectively.  These significant increases in general and administrative expenses were primarily due to expenses related to corporate costs resulting from higher directors’ fees and insurance, and investor relations expenses, which amounted to approximately $356,000 and $730,000, respectively, and higher land tax fees and salary expense due to the expanded operations of $237,000 and $382,000, respectively.

Income from Operations

	Income from Operations by Segment
	Three months ended		Three months ended
	June 30, 2008		June 30, 2007
Segment		Percent of total		Percent of total
Bromine and Crude salt	$7,156,765	77.8%	$3,257,477	65.0%
Chemical Products	2,034,415	22.2%	1,753,629	35.0%
Income from operations before corporate costs	9,191,180	100.0%	5,011,106	100.0%
Corporate costs	(632,267)		(239,134)
Income from operations	$8,558,913		$4,771,972

	Income from Operations by Segment
	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
Segment		Percent of total		Percent of total
Bromine and Crude salt	$14,341,085	78.7%	$5,498,985	61.4%
Chemical Products	3,873,541	21.3%	3,454,905	38.6%
Income from operations before corporate costs	18,,214,626	100.0%	8,953,890	100.0%
Corporate costs	(1,208,252)		(325,473)
Income from operations	$17,006,374		$8,628,417

Income from Operations before corporate costs was $9,191,180 for three months ended June 30, 2008 (38.7% of net revenue), an increase of $4,180,074 (or approximately 83.4%) over Income from Operations for three months ended June 30, 2007.  Income from Operations before corporate costs was $18,214,626 for the six months ended June 30, 2008 (39.7% of net revenue), an increase of $9,260,736 (or approximately 103.4%). These increases resulted primarily from the increases in revenues and the resulting higher Income from Operations from the Bromine and Crude salts segment of the Company. For three months ended June 30, 2008, Income from operations for the Bromine and Crude salt segment was $7,156,765, an increase of 120% from $3,257,477 for three months ended June 30, 2007. For six month period ended June 30, 2008, income from operations for the Bromine and Crude salt segment was $14,341,085, an increase of 161% from the six months ended June 30, 2007. These increases in the revenue and Income from operations of Bromine and Crude salt segment were primarily as a result of the purchase of five new bromine producing assets and a higher gross margin due to production cost efficiencies. The smaller increases in revenue and income from operations of our Chemical Products were largely due to the completion of equipment upgrades and the development of new chemical products.

Net Income Net Income was $6,285,909 for three months ended June 30, 2008, an increase of $3,185,028 (102.7%), and Net Income was $12,433,500 for the six months ended June 30, 2008, an increase of $6,775,806 (120%), as compared to the comparative prior year periods. These increases were primarily attributable to the higher operating profit resulting from the increases in revenues, and a decrease in the effective tax rate to 26.8% in 2008 from approximately 34% in 2007 due to the reduction of the PRC corporate tax rate which was effective as of January 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, Cash, and Cash Equivalents were $6,384,913 as compared to $10,773,875 as of December 31, 2007. The components of this decrease of $4,388,962 are reflected below.

Cash Flow

	Six Months Ended June 30
	2008	2007
Net cash provided by operating activities	$9,330,340	$4,871,899
Net cash used in investing activities	(20,924,051)	(5,834,194)
Net cash provided by financing activities	6,745,406	2,374,572
Net cash inflow (outflow)	$(4,388,962)	$1,510,639

For six months ended June 30, 2008 the Company met its working capital and capital investment requirements mainly by using cash flow from operations and net additional borrowings of $6,657,348.  Included in the total additional borrowings were additional loans from related parties of $10,589,081.  These funds were investing in a bromine production facility for $9,722,222, spending for an expansion of the Company’s chemical plant in the amount of approximately $6,835,000, and an application to increase the Company’s registered capital, which required a deposit of about $4,200,000 and is classified as Restricted cash as of June 30, 2008.  When the Company’s application is approved, the restricted cash will be returned to an unrestricted status.

As discussed in Note 3 of the Notes to Consolidated Financial Statements in Item 1, “Consolidated Financial Statements and Supplemental Data”, as of June 30, 2008 , the Company has a note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited, in the aggregate amount of $21,237,493.  This note is unsecured and non-interest bearing.  Of this, $3,000,000 is due in May, 2009 and the Company believes that the earliest that the remaining amount is due is December 2009.  As discussed in Note 4 to the Consolidated Financial Statements, the Company also received $2,000,000 of funds from Jiaxing Lighting Technology (HK) Co. Ltd.  Mr. Ming Yang, Gulf Resource’s CEO and Chairman, is the director and shareholder of this company.  The terms of this advance have not been finalized.

As previously disclosed, the Company will continue to explore opportunities relating to bromine asset purchases.

Net Cash Provided by Operating Activities

During six months ended June 30, 2008, we had positive cash flow from operating activities of $9,330,340, primarily attributable to net income of $12,433,500, an increases in taxes payable of $2,218,473 and in accounts payable and accrued expenses of $1,968,076, partially offset by an increase of accounts receivable of $8,151,159 and in inventories of $1,424,086. Net Cash Provided by Operating Activities during six months ended June 30, 2008 increased by $4,458,411 from that of six months ended June 30, 2007. The primary source of this was a $6,775,806 increase in Net Income, and the increases in accounts payable and accrued expenses, and in taxes payable, partially offset by the increase in accounts receivable.  The increase in accounts receivables was due in part to extended payment terms provided to new customers.

Net Cash Used by Investing Activities

The Company used $9,722,222 to acquire property, plant and equipment mineral rights and land lease pertaining to a bromine production facility during three months ended June 30, 2008.  The Company also expanded its Chemical production facility to enable it to provide a new category of environmentally friendly chemical products.  This expansion required the use of approximately $6,900,000.  The Company also utilized $4,199,898 as funds to support the Company’s application to increase its registered capital.  These funds are classified as Restricted Cash and will be returned to an unrestricted status one the application has been approved.

Net Cash Provided by Financing Activities

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However it is possible that the Company might need to raise additional capital in order to fund the acquisition of unlicensed bromine properties and/or increase our chemical production capacity. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Working capital at June 30, 2008 was approximately $11,798,821 as compared to $1,150,016 at December 31, 2007, reflecting the higher account receivable balance.

For the immediate future we intend to focus our efforts to continue to expand within the Chinese market. Our long-term strategic goal is to extend our market to overseas countries.

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

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements have been prepared by Gulf Resources, Inc. and its subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2007 Form 10-K should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the three and six months ended June 30, 2008 may not be indicative of operating results expected for the full year.

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

Restricted Cash
The Company’s Restricted cash is in the Company’s bank account designated for use in supporting the Company’s application to increase its registered capital. When the Company’s application has been approved, the Restricted cash will be returned to an unrestricted status.  Management believes that this will occur by end of 2008.

Accounts Receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts. As of June 30, 2008 and December 31, 2007 the Company considered all accounts receivable collectable and therefore did not record an allowance for doubtful accounts.

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

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of revenue.  For the three months ended June 30, 2008 and 2007, shipping and handling costs were $124,171 and $107,800, and for the six months ended June 30, 2008 and 2007, shipping and handling costs were $221,246 and $186,564.

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

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of the end of the quarterly period covered by this report (and the financial statements contained in the report), our president and chief financial officer have determined that our current disclosure controls and procedures are effective.

The following amends the statements in the Company’s Form 10-K for the year ended December 31, 2007 under Item 9 (b): Management's Annual Report on Internal Control over Financial Reporting.

      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that are intended to:

1 pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

2 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the Company’s financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On December 12, 2006, the Company, then a public shell company, acquired Upper Class Group Limited and SCHC, then a privately held business in the PRC. At such time the management of SCHC assumed management control of the Company. Further, as the Company had no operations prior to such acquisition, upon the acquisition of SCHC, SCHC’s system of financial controls and procedures were adopted as those of the Company.  Following the acquisition of SCHC, the Company’s management commenced a review of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of 2006. Based upon that evaluation, the Company began the process of upgrading its financial controls and procedures.

During 2007 the Company made a number of acquisitions.  Since none of the businesses or properties acquired had financial controls and procedures appropriate for a public company, the Company began the procedure of incorporating the assets or operations acquired into its financial systems.

Based upon the Company’s assessment of its internal controls over financial reporting as of December 31, 2007, management concluded that Company’s internal control over financial reporting were not effective.  Although the Company’s operational procedures were adequate in the areas of inventory control, purchasing process and cash and bank account management processes, during the course of its review management found a number of areas where the procedures required by Section 404 had not been fully implemented due, in certain instances, to the operating procedures of SCHC and SCYI.  Management believes that these discrepancies do not represent material deficiencies in the Company’s financial reporting systems.  Nevertheless, management has recommended changes to be adopted in respect of each deficiency uncovered and intends to implement such changes.  Management will continue to assess the adequacy of our financial reporting systems in light of the anticipated continued growth in the Company’s operations.  We anticipate that if we grow significantly, we will have to continuously upgrade our systems to ensure the reliability of our financial statements.

To address this issue, among other things, we are planning to upgrade the financial controls and procedures at our operating subsidiaries and to evaluate and enhance, where necessary, our financial reporting personnel. Such improvements are intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.

Item 1A. Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2007 (the “2007 Form 10-K”) under the caption "Risk Factors" and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2007 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

In the second quarter of 2008, there were no material changes from the risk factors previously disclosed in our 2007 Form 10-K and Form 10-Q for the quarter ended March 31, 2008.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 13, 2008	By:	/s/ Ming Yang
Ming Yang
Chairman and Chief Executive Officer
(principal executive officer)

	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)