Form 10-Q
period 2008-09-30
GULF RESOURCES, INC.
filed 2008-11-13
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ☒ No 

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
Yes ☐ No ☒

As of November 10, 2008, the registrant had outstanding  99,668,842 shares of common stock.

Item 1. Financial Statements.
GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$22,874,360	$10,773,875
Accounts receivable	8,868,590	3,945,000
Inventories	2,124,304	413,391
Prepaid expenses	-	145,484
Prepayment and deposit	353,572	236,269
Prepaid land lease	15,806	13,521
Other receivable	2,000	-
TOTAL CURRENT ASSETS	34,238,632	15,527,540

PROPERTY, PLANT AND EQUIPMENT, Net	46,571,703	30,105,185

PREPAID LAND LEASE, Net of current portion	739,651	697,107

TOTAL ASSETS	$81,549,986	$46,329,832

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,987,805	$2,928,248
Loan payable	4,023,250	-
Note payable related parties	4,650,000	9,939,750
Due to related parties	234,333	32,230
Taxes payable	2,653,408	1,477,296
TOTAL CURRENT LIABILITIES	17,548,796	14,377,524

NON CURRENT LIABILITIES
Loan payable – related party	18,287,493	5,484,000

TOTAL LIABILITIES	35,836,289	19,861,524

STOCKHOLDERS' EQUITY

PREFERED STOCK ; $0.001 par value; 1,000,000 shares
authorized none outstanding	-	-
COMMON STOCK; $0.0005 par value; 400,000,000 shares
authorized; 99,668,842 shares issued and outstanding	49,834	49,834

ADDITIONAL PAID-IN CAPITAL	12,658,291	11,924,616

RETAINED EARNINGS - UNAPPROPRIATED	27,493,919	11,323,518

RETAINED EARNINGS - APPROPRIATED	1,321,893	1,321,893

CUMULATIVE TRANSLATION ADJUSTMENT	4,189,760	1,848,447

TOTAL STOCKHOLDERS' EQUITY	45,713,697	26,468,308

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,549,986	$46,329,832

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

NET REVENUE
Net sales	$17,554,873	16,276,184	$63,354,609	38,599,310
Maintenance service income	-	142,427	-	272,579
	17,554,873	16,418,611	63,354,609	38,871,889

OPERATING EXPENSES
Cost of net revenue	11,388,348	9,558,866	38,050,971	22,854,530
Research and development cost	122,744	143,269	389,853	143,269
General and administrative expenses	960,747	530,486	2,824,377	1,059,683
	12,471,839	10,232,621	41,265,201	24,057,482

INCOME FROM OPERATIONS	5,083,034	6,185,990	22,089, 408	14,814,407

OTHER INCOME (EXPENSES)
Interest expense	-	(49,516)	(60,111)	(73,598)
Interest income	26,143	10,974	70,400	26,184
Sundry income	779	-	(3,764)	-

INCOME BEFORE INCOME TAXES	5,109,956	6,147,448	22,095,933	14,766,993

INCOME TAXES - current	1,373,055	2,201,107	5,925,532	5,162,958

NET INCOME	$3,736,901	$3,946,341	$16,170,401	$9,604,035

EARNINGS PER SHARE:
BASIC	$0.04	$0.04	$0.16	$0.1
DILUTED	$0.04	$0.04	$0.16	$0.1

WEIGHTED AVERAGE NUMBER OF SHARES

BASIC	99,668,842	99,668,842	99,668,842	95,684,142
DILUTED	99,668,842	99,668,842	99,668,842	95,684,142

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET INCOME	$3,736,901	$3,946,341	$16,170,401	$9,604,035
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	228,921	310,528	2,341,313	798,358

COMPREHENSIVE INCOME	$3,965,822	$4,256,869	$18,511,714	$10,402,393

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008

			Additional	Statutory Common		Cumulative
	Number	Common	Paid-in	Reserve	Retained	Translation
	of Shares	Stock	Capital	Fund	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2007 (audited)	99,668,842	$49,834	$11,924,616	$1,321,893	$11,323,518	$1,848,447	$26,468,308

Cumulative translation adjustment	-	-	-	-	-	2,341,313	2,341,313

Waiver of accrued interest	-	-	131,533	-	-	-	131,533

Issuance of warrants for consulting expenses	-	-	602,142	-	-	-	602,142

Net income for the nine months ended September 30, 2008	-	-	-	-	16,170,401	-	16,170,401

BALANCE AT SEPTEMBER 30, 2008 (unaudited)	99,668,842	$49,834	$12,658,291	$1,321,893	$27,493,919	$4,189,760	$45,713,697

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$16,170,401	$9,604,035
Adjustments to reconcile net income
to net cash provided by operating activities
Amortization of warrants issued for expenses	602,142	-
Amortization of prepaid expenses by shares issued for consulting fee	145,484	507,881
Depreciation and amortization	3,426,455	753,757
(Increase) decrease in assets
Accounts receivable	(4,426,119)	(2,480,862)
Inventories	(1,659,098)	123,351
Prepayment and deposit	(713,470)	(347,938)
Income tax receivable	-	841,949
Increase (decrease) in liabilities
Accounts payable and accrued expenses	3,102,777	2,041,189
Taxes payable	969,282	771,993

Net cash provided by operating activities	17,617,854	11,815,355

CASH FLOWS USED IN INVESTING ACTIVITIES
Property, plant and equipment	(17,365,195)	(8,803,161)

Net cash used in investing activities	(17,365,195)	(8,803,161)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Capital contribution	-	50,000
Loan due to third party	-	5,878,800
Advances from related party	9,397,662	1,235,790
Proceeds from notes payable – related party	5,590,800	-
Repayment on note payable	(3,843,675)	-
Dividends paid	-	(4,739,600)

Net cash provided by financing activities	11,144,787	2,424,990

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	703,038	237,937

NET INCREASE (DECREASE) IN CASH	12,100,485	5,675,121

CASH - BEGINNING OF PERIOD	10,773,875	5,692,608

CASH - END OF PERIOD	$22,874,360	$11,367,729

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Income taxes	$5,444,244	$3,895,301

Interest paid	$126,715	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES

Waiver of accrued interest to Additional Paid In Capital	$131,533	$-
Issuance of common stock as payment for accrued expenses	$-	$5,344,395
Issuance of common stock for prepaid expenses	$-	$892,500
Issuance of common stock for acquiring fixed assets including mineral right	$-	$2,928,479

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Gulf Resources, Inc. and its subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2007 Form 10-K should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the three and nine months ended September 30, 2008 may not be indicative of operating results expected for the full year.

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

On December 12, 2006, Gulf Resources, Inc. (formerly Diversifax, Inc.), a public “shell” company, acquired Upper Class Group Limited and its wholly-owned subsidiary, SCHC (together “Upper Class”).  Under the terms of the agreement, all stockholders of Upper Class Group Limited received a total amount of 53,000,000 shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of Upper Class Group Limited common stock held by all stockholders of Upper Class.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net monetary assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited, which is considered to be the accounting acquirer.

On February 5, 2007, Upper Class Group Limited acquired Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”), a company formed in PRC law on October 30, 2000.  Under the terms of the merger agreement, the stockholders of SYCI received a total amount of 32,376,236 shares of voting common stock of Gulf Resources, Inc. in exchange for all of the shares of SYCI’s common stock.  Also, upon the completion of the merger, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI.  Since prior to the acquisition the majority of the ownership of Gulf Resources, Inc. and of SYCI was controlled by the same party, the merger was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI transferred at their carrying amounts.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On November 11, 2007, Upper Class Group Limited formed Hong Kong Jiaxing Industrial Limited (“HKJI”),  a wholly-owned subsidiary of Upper Class in Hong Kong. Upper Class Group Limited then transferred the net assets of SCHC to HKJI at cost on December 5, 2007.

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONS LIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Nature of the Business
Gulf Resources, Inc. and its subsidiaries manufacture and trade bromine and crude salt through its SCHC subsidiary, and manufacture chemical products for use in the oil industry and paper manufacturing industry through its SYCI subsidiary

Use of Estimates
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

Restricted Cash
The Company’s restricted cash was in the Company’s bank account designated for use in supporting the Company’s application to increase its registered capital in SCHC. The Company’s such application was approved during the quarter ended September 30,2008 and the restricted cash was returned to an unrestricted status.

Accounts Receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts. As of September 30, 2008 and December 31, 2007 the Company considered all accounts receivable collectable and therefore did not record an allowance for doubtful accounts.

Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out cost basis, or net realizable value. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less selling expenses.

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of revenue.  For the three months ended Sep 30, 2008 and 2007, shipping and handling costs were $91,365 and $107,331, and for the nine months ended September 30, 2008 and 2007, shipping and handling costs were $312,611 and $293,896.

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

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

NOTE 2- PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Building	$6,393,333	$2,379,252
Furnitures & equipment	2,347,371	1,120,059
Plant and machinery	37,516,428	24,280,822
Motor vehicle	57,789	54,155
Mineral rights	5,824,668	4,221,059
	52,139,588	32,055,347
Accumulated depreciation	(5,567,885)	(1,950,162)
	$46,571,703	$30,105,185

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

On January 8, 2008, SCHC entered into an Asset Purchase Agreement with Mr. Xiaodong Yang for the acquisition of wells, pipelines and other production equipment of a bromine production facility located in Wei Fang City Hanting Area, along with mineral rights and land lease associated with the acquisition. The consideration for the assets amounted to $9,722,222. The property has 200,000 to 210,000 metric tons of proven bromine reserves and its production capacity is estimated to be approximately 4,700 metric tons per year. This acquisition was deemed to be a purchase of assets and not a purchase of a business.

NOTE 3 – NOTE PAYABLE-RELATED PARTIES

	September 30	December 31
	2008	2007
	(unaudited)	(audited)
Bank borrowing from Citibank (China) Company Limited Shanghai Branch of $3,770,250 was due March 30, 2008 at the prevailing interest rate regulated by The People’s Bank of China minus 5% from October 31, 2007 to March 30, 2008, guaranteed by a shareholder, Shenzhen Huayin Guaranty and Investment Company Limited.	$-	$3,770,250

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited with interest at 3.33% per annum from March 20, 2007 to March 19, 2008 and was due on March 19, 2008.	-	6,169,500

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited of $3,000,000 is unsecured, non-interest bearing and is due May 2009. The loan is denominated in US dollars.	3,000,000	-

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, non-interest bearing, pursuant to an agreement which, as is Chinese custom, states that the loan need not be paid in the immediate future. The Company believes the earliest the loan would be required to be repaid is January 2011. This loan is denominated in RMB.	18,287,493	5,484,000

Loan from a stockholder First Capital Limited of 1,650,000 is unsecured, non-interest bearing with no fixed term of repayment.	1,650,000

Total loans	22,937,493	15,423,750
Less: current portion	(4,650,000)	(9,939,750)
Long-term loans, less current portion	$18,287,493	$5,484,000

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 3 – NOTE PAYABLE  RELATED PARTIES- Continued

Future maturities of notes payable-related parties are as follows:

2009	$-
2010 2011	- 18,287,493
Total	$18,287,493

During the three months ended March 31, 2008, Shenzhen Huayin Guaranty and Investment Company Limited waived $131,533 of accrued interest, which was recorded as a credit to additional paid in capital.

NOTE 4 –LOAN PAYABLE

This amount is interest free with no fixed terms of repayment, and not secured against the Company’s assets. This amount is owed to a non-related party.

NOTE 5 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Income tax payable	$1,401,443	$798,090
Mineral resource compensation fee payable	248,983	-
Value added tax payable and others	1,002,982	679,206
Total	$2,653,408	$1,477,296

NOTE 6 – DUE TO RELATED PARTIES

Due to related parties consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Advance from major stockholder	$32,230	$32,230
Due to related company - Jiaxing Lighting	202,103	-
	$234,333	$32,230

The $32,230 due to related party represents advance from major stockholder.  The $202,103 due to related company represents funds received from Jiaxing Lighting for investment purpose in SCHC.  Mr. Ming Yang, CEO of the Company, is the director and shareholder of Jiaxing Lighting. Advance from major stockholder and balances due to related company are unsecured, non-interest bearing and have no fixed repayment terms.

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 7 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to classify 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Fund until the balance reaches 50% of the registered capital.  This reserve can be used to make up any losses incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As of December 31, 2007 the Statutory Common Reserve Fund had reached 50% of the Company’s registered capital.

NOTE 8 – STOCK OPTIONS

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

The Company issued 1,000,000 warrants on February 5, 2008 at a price of $2.51 per share as part of a consulting agreement with its investor relations firm. The warrants were valued using the Black-Scholes option-pricing model with an assumed 86% volatility, a three year term for the warrants, a risk free rate of 3% and a dividend yield of 0%. These warrants may be exercised through the third anniversary of the date of the agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. The consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting agreement. The related expense for the three months and nine months ended September 30, 2008 is $232,761 and $602,142.

The following table summarizes all Company stock option transactions between January 1, 2008 and September 30, 2008 period.

	Option & Warrants Outstanding	Options & Warrants Vested	Range of Exercise Price per Common Share
Balance, December 31, 2007	100,000	100,000	$2.00 - $2.05
Granted or vested during the nine months ended September 30, 2008	1,000,000	166,666	2.51
Expired during the nine months ended September 30, 2008	-	-	-
Balance, September 30, 2008	1,100,000	266,666	$2.00 - $2.51

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 9 – STOCK OPTIONS – Continued

Stock Options Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at September 30, 2008	Contractual Life (Years)	Currently Exercisable

$2.00-$2.51	266,666	1.55	$ 2.25

NOTE 10 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The Company’s effective tax rates for the three months and nine months ended September 30, 2008 were 26.8%.  Effective tax rates for the three months and nine months ended September 30, 2007 were 35.8% and 34.96%.  The rates in those periods differed from the statutory PRC enterprise income tax rates of 25% and 33%, respectively, due to the non-deductibility of certain expenses incurred outside of the PRC.

No provision for deferred taxes has been made as there were no material temporary differences at September 30, 2008 and December 31, 2007.

There was no change in unrecognized tax benefits during the period ended September 30, 2008 and there was no accrual for uncertain tax positions as of September 30, 2008.

Tax years from 2005 through 2007 remain subject to examination by major tax jurisdictions.

NOTE 11 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires the Company to provide certain information about their operating segments.  The Company has two reportable segments:  bromine and crude salt and chemical products.

Three Months Ended
September 30, 2008 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$13,106,804	4,448,069	17,554,873	-	17,554,873
Income (loss) from operations	4,086,664	1,369,393	5,465,194	(382,160)	5,083,034
Total assets	63,513,465	17,961,014	81,474,479	75,507	81,549,986

Depreciation and amortization	1,068,738	221,664	1,290,402	-	1,290,402
Capital expenditures	519,977	-	519,977	-	519,977

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 12 – BUSINESS SEGMENTS (CONTINUED)

Three Months Ended
September 30,2007 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$10,875,675	5,542,936	16,418,611	-	16,418,611
Income (loss) from operations	4,629,467	1,943,911	6,573,378	(387,388)	6,185,990
Total assets	24,782,174	8,086,869	32,869,043	434,619	33,303,662
Depreciation and amortization	379,931	47,582	427,513	-	427,513
Capital expenditures	-	-	-	-	-

Nine Months Ended
September 30, 2008 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$47,627,468	15,727,141	63,354,609	-	63,354,609
Income (loss) from operations	18,427,749	5,252,071	23,679,820	(1,590,412)	22,089,408
Total assets	63,513,465	17,961,014	81,474,479	75,507	81,549,986
Depreciation and amortization	3,043,928	382,528	3,426,455	-	3,426,455
Capital expenditures	10,529,284	6,835,909	17,365,195	-	17,365,195

Nine Months Ended
September 30,2007 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$23,880,542	14,991,347	38,871,889	-	38,871,889
Income (loss) from operations	10,128,452	5,398,816	15,527,268	(712,861)	14,814,407
Total assets	24,782,174	8,086,869	32,869,043	434,619	33,303,662
Depreciation and amortization	613,015	140,742	753,757	-	753,757
Capital expenditures	8,803,161	-	8,803,161	-	8,803,161

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliations	2008	2007	2008	2007

Total segment operating income	$5,465,194	$6,573,378	$23,679,820	$15,527,268
Corporate overhead expenses	(382,160)	(387,388)	(1,590,412)	(712,861)
Other income (expense)	26,922	(38,542)	6,525	(47,414)
Income tax expense	(1,373,055)	(2,201,107)	(5,925,532)	(5,162,958)

Total consolidated net income	$3,736,901	$3,946,341	$16,170,401	$9,604,035

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 13 – MAJOR SUPPLIER

During the three months and nine months ended September 30, 2008, the Company purchased 62% and 59% of its raw material from three and two suppliers.  At September 30, 2008, amounts due to those suppliers included in accounts payable were $2,504,000. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

During the three months and nine months ended September 30, 2007, the Company purchased 71% and 48% of its raw material from four and two suppliers.  At September 30, 2007, amounts due to those suppliers included in accounts payable were $1,514,000.

NOTE 14 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers.  During the three months ended September 30, 2008, sales to the Company’s two largest customers, based on net revenue made to such customers, aggregated $5,257,000, or approximately 30% of total net revenue.  During the nine months ended September 30, 2008, the Company's largest customers aggregated $6,578,000, or approximately 10% of total net revenue.  At September 30, 2008, amounts due from these customers were $2,309,518.    This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

During the three months and nine months ended September 30, 2007, sales to the two and three largest customers totaled $4,294,000 and $13,897,666, or approximately 27% and 37% of total net revenue.  At September 30, 2007, amounts due from these customers were $2,664,000.

NOTE 15 – RELATED PARTY TRANSACTIONS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Waiver of interest expenses during first quarter 2008 by a related party:
Shenzhen Huayin Guaranty and Investment Company Limited (Note 3)	$131,533	$-
Note payable - related party:
Shenzhen Huayin Guaranty and Investment Company Limited (Note 3)	$21,287,493	$11,653,500
Due to related party:
Jiaxing Lighting	$202,103	$-
Advance from major stockholder	32,230	32,230
	$234,333	$32,230

NOTE 16 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology signed an agreement to facilitate the pursuing targeted research and development of refined bromide compounds and end products. As part of this agreement the Co-Op Research and Development Center was opened and is now equipped with state of the art chemical engineering instruments. According to the Co-op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually during the next five years to East China University of Science and Technology for research. The research and development expense recognized during the three months and nine months ended September 30, 2008 was $122,744 and $389,853. No research and development expense was recorded during the three months and nine months ended September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Company Overview

The Company conducts operations through its two wholly-owned China subsidiaries, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) and Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”). Our business is also reported in these two segments; Bromine and Crude salts (SCHC), and Chemical Products (SYCI).

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

On December 12, 2006, the Company, which was then an inactive “shell” company, acquired, through a share exchange, Upper Class Group Limited which then owned all of the outstanding shares of SCHC. Under GAAP this share exchange is considered to be a capital transaction, rather than a business combination, with the share exchange equivalent to the issuance of stock by Upper Class for the net assets of Gulf Resources, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited, which is considered to be the accounting acquirer.  Share and per share amounts stated have been retroactively adjusted to reflect the acquisition.

On February 5, 2007, Gulf Resources, through its subsidiary SCHC, acquired SYCI. Prior to the acquisition the majority of the ownership of Gulf Resources and of SYCI was controlled by the same party, therefore, the transaction was accounted for as a transaction between entities under common control, whereby the assets and liabilities of SYCI were recognized at their carrying amounts. Share and per share amounts stated in this report have also been retroactively adjusted to reflect this transaction.

On August 31, 2008, Gulf Resources completed the construction of a new chemical production line. It passed the examination by Shouguang City Administration of Work Safety and local fire department. This new production line focuses on producing environmental friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration. The line has an expected annual production capacity of 5,000 tons. Formal production of this chemical production line started on September 15, 2008.

PRC Government-mandated restrictions affected the production activities of our customers, the celebrations prior to and during the Olympics held in China in August 2008 also had an adverse effect on our business and results of operations.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and shareholders’ equity for the three months and nine months ended September 30, 2008 and September 30, 2007, respectively.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Percentage Change
Net Revenue	$17,554,873	$16,418,611	6.9%

Cost of Net Revenue	11,388,348	9,558,866	19.1%

Gross Profit	6,166,525	6,859,745	-10.1%

Research and Development costs	122,744	143,269	-14.3%

General and Administrative expenses	960,747	530,486	81.1%

Income from operations	5,083,034	6,185,990	-17.8%

Other Income (expenses), net	26,922	(38,542)	-170%

Income before taxes	5,109,956	6,147,448	-16.9%

Income Taxes	1,373,055	2,201,107	-37.6%

Net Income	$3,736,901	$3,946,341	-5.3%

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Percentage Change
Net Revenue	$63,354,609	$38,871,889	63.0%

Cost of Net Revenue	38,050,971	22,854,530	66.5%

Gross Profit	25,303,638	16,017,359	58.0%

Research and Development costs	389,853	143,269	172.1%

General and Administrative expenses	2,824,377	1,059,683	166.5%

Income from operations	22,089,408	14,814,407	49.1%

Other Income (expenses), net	6,525	(47,414)	113.8%

Income before taxes	22,095,933	14,766,993	49.6%

Income Taxes	5,925,532	5,162,958	14.8%

Net Income	$16,170,401	$9,604,035	68.4%

Net revenue Net revenues was $17,554,873 for three months ended September 30, 2008, an increase of $1,136,262 (or approximately 6.9%) compared to the same period during 2007.  This increase was primarily attributable to the growth in our bromine and crude salt segment, with revenues increasing from $10,875,675 for three months ended September 30, 2007 to $13,106,804 in 2008, an increase of approximately 20.5%. This increase was primarily the result of increased production due to the acquisitions of four bromine producing properties during 2007 and one in January 2008, which generated approximately $3,792,998 of additional revenue for this quarter.  Compared to the second quarter of 2008, where there was a 92% increase in net revenue compared to the second quarter of 2007, the growth was considerably slower, in line with the management’s anticipation of government-imposed restrictions on production and distribution at many chemical factories in Beijing and Qingdao due to the Beijing 2008 Olympic Games held in August, which caused a reduction in orders in the third quarter.

Revenues in the chemical products segment decreased from $5,542,936 for three months ended September 30, 2007 to $4,448,069 during the same period in 2008, a decrease of $1,094,867(approximately 19.8%).  This was also largely due to the Olympic Games, as Qingdao City in Shandong Province was one of the host cities for the Olympic Games. To ensure improved air quality and traffic conditions, the government restricted transportation and chemical production in the area. This major event impacted our revenue in the Chemical Products segment significantly.

	Net Revenue by Segment
	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
Segment		Percent of total		Percent of total
Bromine and Crude salt	$13,106,804	74.7%	$10,875,675	66.2%
Chemical Products	4,448,069	25.3%	5,542,936	33.8%
Total Revenues	$17,554,873	100.0%	$16,418,611	100.0%

Three months ended September 30
2008 vs. 2007
Segment	Percent increase of Net revenue
Bromine and Crude salt	20.5%
Chemical Products	-19.8%

Net revenues for the nine months ended September 30, 2008, were $63,354,609, representing an increase of $24,482,720 or 63% over the comparable 2007 period.  The majority of the revenue came from the bromine and crude salts segment, and net revenue in this segment increased by $23,746,926 from $ 23,880,542 to $47,627,468, resulting from the acquisitions of five bromine facilities, and the  expansion of an existing facility.

The revenues from the chemical products segment were $15,727,141, an increase of $735,794 or 4.9% over the comparable 2007 period for nine months ended September 30, 2008. This increase was largely due to the Chinese Yuan appreciation , and due to the development of new chemical products.

Of the total revenue increase of $24,482,720 during the nine months ended September 30, 2008 as compared to the similar 2007 period, approximately $23,292,998 resulted from the impact of the five bromine properties acquired; the rest was due to the Chinese Yuan appreciation and well-managed growth of the Company.
	Net Revenue by Segment
	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007
Segments		Percent of total		Percent of total
Bromine and Crude salt	$47,627,468	75.2%	$23,880,542	61.4%
Chemical Products	15,727,141	24.8%	14,991,347	38.6%
Total Revenues	$63,354,609	100.0%	$38,871,889	100.0%

Nine Months Ended September 30
2008 vs. 2007
Segment	Percent increase of Net revenue
Bromine and Crude salt	99.4%
Chemical Products	4.9%

Cost of Net revenue and Gross profit.  The cost of net revenue reflects the raw materials consumed, electricity, depreciation, the direct salaries and benefits of staff engaged in the production process, and other manufacturing costs. The cost of net revenue and the resulting gross profit for the three and nine months ended September 30, 2008 and 2007 were:

	Three months ended September 30

	2008	% of Net revenue	2007	% of Net revenue
Cost of net revenue	$11,388,348	64.9%	$9,558,866	58.2%
Gross Profit	6,166,525	35.1%	6,859,745	41.8%

	Nine months ended September 30

	2008	% of Net revenue	2007	% of Net revenue
Cost of net revenue	$38,050,971	60.0%	$22,854,530	58.8%
Gross Profit	25,303,638	39.9%	16,017,359	41.2%

Increased raw material prices in an inflationary environment increased the cost of net revenue and caused the decrease of our gross profit margin for both of the three and nine month periods ended September 30, 2008 as compared to the corresponding prior year periods.  The prices of raw materials for Bromine and Crude salt segment increased significantly, such as both of sulfur and sulphuric acid with more than 100% increase, raw coal with about 200% increase. The prices of raw materials for Chemical Products segment increased around 5-10%. The increase in the Cost of net revenue as a percentage of net revenue for the three months ended period was mainly due to the decreased amount of sales of 383 tons of the bromine and crude salt products as compared to the corresponding period of last year, but also a higher production cost include all the raw materials  product consumables and electricity. Accordingly, the cost of net revenue as a percentage of net revenue increased from 58.2% in 2007 to 64.9% for three months ended September 30 2008. Because the increase ratios in net revenues from 2007 to 2008  for the three months period ended September 30 was lower than the increase ratio from cost of net revenue, it caused the gross profit decreased from $6,859,745 (41.8%) in 2007 to $6,166,525 (35.1%) in 2008.

Since the cost of net revenue increased little bit to 60% in 2008 as compared with 58.8% in 2007 for nine months ended September 30, the gross profit percentage of net revenue decreased 1.3% from 41.2% in 2007 to 39.9% in 2008 for nine months ended September 30.

Research and Development Costs The increase in research and development costs resulted from an agreement that the Company and East China University of Science and Technology entered into in September 2007 pursuant to which a Cooperative Research and Development Center was established to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. There were no comparable costs incurred in the 2007 periods.  All research findings and patents developed by this center will belong to the Company.

General and Administrative Expenses General and administrative expenses were $960,747 and $2,824,377 for the three and nine months ended September 30,2008, an increase of $ 430,261 and $1,764,694, compared to the three and nine months ended September 30, 2007.  These significant increases in general and administrative expenses were primarily due to increased expenses related to corporate costs resulting from higher land tax fees and mineral resources compensation fees of $415,876 and $1,438,165 for three and nine months ended September 30,2008. The increase in general and administrative expenses as compared to same period of 2007 was also due to a big increase in salary and welfare expenses for hiring more staff in line with company expansion of $78,945 or 337.2%  and $154,191 or 227.0% for the three and nine months ended September 30,2007 respectively.

Income from Operations

	Income from Operations by Segment
	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
Segment		Percent of total		Percent of total
Bromine and Crude salt	$4,086,664	74.8%	$4,629,467	70.4%
Chemical Products	1,369,393	25.2%	1,943,911	29.6%
Income from operations before corporate costs	5,465,194	100.0%	6,573,378	100.0%
Corporate costs	(382,160)		(387,388)
Income from operations	$5,083,034		$6,185,990

	Income from Operations by Segment
	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007
Segment		Percent of total		Percent of total
Bromine and Crude salt	$18,427,749	77.8%	$10,128,452	65.2%
Chemical Products	5,252,071	22.2%	5,398,816	34.8%
Income from operations before corporate costs	23,679,820	100.0%	15,527,268	100.0%
Corporate costs	(1,590,412)		(712,861)
Income from operations	$22,089,408		$14,814,407

Income from operations before corporate costs was $5,465,194 for the three months ended September 30, 2008 (31% of net revenue), a decrease of $1,108,184 (or approximately 16.9%) of Income from operations for three months ended September 30, 2007.  Income from Operations before corporate costs was $23,679,820 for the nine months ended September 30, 2008 (37.5% of net revenue), an increase of $8,152,552 (or approximately 52.5%). The decrease of income from operations for three months ended  September 30, 2008 was mainly due to the 2008 Olympic Games government restrictions as we mentioned above, our third quarter income from bromine and crude salt and chemical products were both adversely affected as compared to the same period of last year, they decreased $542,803 and $574,518 respectively. The increased income from operations for nine months ended September 30, 2008 resulted primarily from the increased income before corporate costs from the bromine and crude salts segment of the Company. For the nine months ended September 30, 2008, income from operations for the bromine and crude salt segment was $ 18,427,749, an increase of $8,299,297 with 81.94% increase for the nine months ended September 30, 2007. These increases in the income from operations of bromine and crude salt segment were primarily a result of the acquisitions of four bromine producing properties during 2007 and one in January 2008.The smaller decreased income from operations of our chemical products were largely due to the government environmental restrictions on the chemical industry during the Olympic Games, an increase of corporate costs of equipment upgrades and the development of new chemical products.

Net Income Net Income was $3,736,901 for three months ended September 30, 2008, a decrease of $209,440 (5.3%), and net Income was $16,170,401 for the nine months ended September 30, 2008, an increase of $6,566,366 (68.4%), as compared to the comparative prior year periods. The decrease for three months net income ended September 30, 2008 was mainly due to the increase from operating expense. The increases for nine months ended September 30, 2008 was primarily attributed to the higher operating profit resulting from the increases in net revenues, and a decrease in the applicable tax rate to 26.8% in 2008 from approximately 34% in 2007 due to the implementation of the new PRC enterprise income tax regulation which was effective as of January 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, Cash, and Cash Equivalents were $22,874,359 as compared to $10,773,875 as of December 31, 2007. The components of this increase of $12,100,485 are reflected below.

Cash Flow
	Nine Months Ended September 30
	2008	2007
Net cash provided by operating activities	$17,617,854	$11,815,355
Net cash used in investing activities	(17,365,195)	(8,803,161)
Net cash provided by financing activities	11,144,787	2,424,990
Net cash inflow (outflow)	$12,100,485	$5,675,121

For nine months ended September 30, 2008 the Company met its working capital and capital investment requirements mainly by using cash flow from operations and financing activities totally $28,762,641, including the total advances from related parties of $9,397,622 and the proceeds from notes payable of $5,590,800.

Net Cash Provided by Operating Activities

During nine months ended September 30, 2008, we had positive cash flow from operating activities of $17,617,854, primarily attributable to net income of $16,170,401, taxes payable of $969,282, accounts payable and accrued expenses of $3,102,777, partially offset by an increase in  accounts receivable of $4,426,119, inventories of $1,659,098, and prepayment and deposit of $713,470. Net cash provided by operating activities during nine months ended September 30, 2008 increased by $9,330,340 from that of Nine months ended September 30, 2007. The primary source of this was a $6,566,366 increase in net income and the increases in accounts payable and accrued expenses, prepayment and deposit and in taxes payable, partially offset by the increase in accounts receivable and inventories.  The increase in accounts receivables was due in part to extended payment terms provided to new customers. The new payment term Gulf Resources Inc. offered to our new customers is 60 days in 2008 instead of 45 days in 2007.

Net Cash Used by Investing Activities

The Company used $519,977 to acquire property, plant and equipment pertaining to a bromine production facility during the three months ended September 30, 2008.  The Company used these funds for improvements for SCHC, to increase the number of bromine wells and transport pipes.

Net Cash Provided by Financing Activities

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However, it is possible that the Company might need to raise additional capital in order to fund any potential acquisitions of bromine assets and/or increase our chemical production capacity. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity securities, on terms satisfactory to management and our board of directors.

Working capital at September 30, 2008 was approximately $16,689,836 as compared to $1,150,016 at December 31, 2007, reflecting the higher account receivable balance.

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

Significant Accounting Policies and Estimates

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Upper Class Group Limited, SCHC, SYCI and HKJI (collectively the “Company”).  All material intercompany transactions have been eliminated in consolidation.

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

Accounts Receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts. As of September 30, 2008 and December 31, 2007 the Company considered all accounts receivable collectable and therefore did not record an allowance for doubtful accounts.

Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out cost basis, or net realizable value. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less selling expenses.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives. Mineral rights are stated at cost, less accumulated amortization.

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

Impact of inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business or our financial position, results of operations or cash flows at this time.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by standards issued by the Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4T. Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of the end of the quarterly period covered by this report (the “Evaluation Date”) our president and chief financial officer have determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.       Description
31.1                      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2                      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1                      Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF RESOURCES, INC.

Date: November 13, 2008	By:	/s/ Ming Yang
Ming Yang
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)