Form 10-K/A
period 2007-12-31
GULF RESOURCES, INC.
filed 2009-01-29
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to __________________

Commission file number 000-28767

GULF RESOURCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3637458
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Chenming Industrial Park, Shouguang City,
Shandong, China 262714
(Address of Principal Executive Offices) (Zip Code)

(646) 200 6316
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0005 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the 52,671,438 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $325 million as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $6.19 per share, as reported on the OTC Bulletin Board Market.

As of March 14, 2008, there were 52,671,438 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 12, 2008. We are amending:

•
Part I, Item 1 to correct and clarify statements about five asset acquisitions disclosed in the “Business – Recent Developments” section and to provide additional disclosure about our production processes;

•	Part I, Item 2 to correct and clarify statements about six properties in the “Properties” section and government regulation of our industry; and
•	Part II, Item 9A to revise the disclosure under Controls and Procedures and to include a Management Report on Internal Control over Financial Reporting.

Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 12, 2008, the filing date of the original report.

GULF RESOURCES, INC.

Table of Contents

		PAGE
PART I

Item 1	Business	5

Item 2	Properties	12

PART II

Item 9A	Controls and Procedures	16

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

Recent Developments

On April 7, 2007, the Company acquired substantially all of the assets of Wenbo Yu in the Shouguang City Qinshuibo (the “Qinshuibo Assets”). These assets include a 50-year mineral rights and production land lease covering 747 hectares, or 7.5 square kilometers, of real property, with non-reserve mineralized materials of approximately 223,000 tons of bromine and 575 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $5,100,000, consisting of an aggregate of 1,598,572 shares of our common stock and cash in the amount $3,051,282. As of January 2009, the Qinshuibo Assets are referred to by us as the Yuwenbo property.

 On June 8, 2007, the Company acquired substantially all of the assets of Dong Hua Yang in the Dong Ying City Liu Hu Area (the Lui Hu Assets”). These assets include a 50-year mineral rights and land lease covering 938 hectares of real property, with non-reserve mineralized materials of approximately 235,000 tons of bromine and 405 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $6,667,538, consisting of an aggregate of 819,590 shares of our common stock and cash in the amount $4,837,233 and interest-free promissory note in the aggregate principal amount of $889,005.  As of January 2009, the Lui Hu Assets are referred to by us as the Yangdonghua property.

On October 25, 2007, the Company acquired substantially all of the assets owned by Jiancai Wang in the Shouguang City Renjia Area (the “Renjia Assets”).  These assets include a 50-year mineral rights and land lease covering 876 hectares of real property, with non-reserve mineralized materials of approximately 225,000 tons of bromine and 398 wells, as well as the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.  The total purchase price for the acquired assets was $6,399,147, of which $2,519,664 was paid at the closing and the remaining $3,879,483 was paid within five days after the closing. As of January 2009, the Renjia Assets are referred to by us as the Wangjiancai property.

On October 26, 2007, the Company acquired substantially all of the assets owned by Xingji Liu in the Shouguang City Houxing Area (the “Houxing Assets”).  These assets include a 50-year mineral rights and land lease covering 935 hectares of real property, with non-reserve mineralized materials of approximately 240,000 tons of bromine and 432 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $6,665,778. As of January 2009, the Houxing Assets are referred to by us as the Liuxingji property.

On January 8th, 2008, the Company  acquired substantially all of the assets owned by Xiaodong Yang in the Shouguang City Hanting  Area (the “Hanting Assets”).  These assets include a 50-year mineral rights and land lease covering 1,069 hectares of real property, with non-reserve mineralized materials of  approximately 205,000 tons of bromine and 294 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $9,722,222. As of January 2009, the Hanting Assets are referred to by us as the Yangxiaodong property.

Each of the asset acquisitions described above was not in operation when the Company acquired the asset.  The owners of each of the assets did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to the Yuwenbo property the assets had not been operational for nine months; with respect to the Yangdonghua property, the assets had not been operational for eleven months; with respect to the Wangjiancai and the Liuxingji properties, the assets had not been operational for fifteen months; and with respect to Yangxiaodong property, the assets had not been operational for eighteen months.

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

Bromine reserve study conducted by Institute of Mineral Resources Chinese Academy of Geological Science

In November 2007 the Institute of Mineral Resources Chinese Academy of Geological Science completed a study of the non-reserve mineralized material included in the assets of  SCHC at the time it was acquired (now referred to as the Haoyuan facility), the Yuwenbo facility and the Yangdonghua facility. This study determined the occurrences and burying conditions, distribution range and characteristics of natural brine occurring in these assets; analyzed the creation, supply and exploration conditions of these properties.  The study concluded that there are non-reserve mineralized materials of bromine in the amount of 776,000 tons in the SCHC Assets, 230,000 tons in the Qinshuibo Assets, and 280,000 tons in the Liu Hu Assets, that the natural brine resources of these three assets collectively is about 3.9 billion cubic meters. In addition it estimated that the non-reserve mineralized materials in these three assets collectively are approximately 300 million tons of rock salt (liquid NaCl), 4.3 million tons of potassium chloride, 55 million tons of magnesium chloride, 29 million tons of magnesium sulfate, and 9.8 million tons of calcium sulfate.

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

The bromine production process is as follows:

1.	natural brine is pumped from underground through extraction wells by subaqueous pumps;
2.	the natural brine then passes through transmission pipelines to storage reservoirs;
3.
the natural brine is sent to the bromine refining plant where bromine is extracted from the natural brine.  In neutral or acidic water, the bromine ion is easily oxidized by adding the oxidative of chlorine, which generates the single bromine away from the brine.  Thereafter the extracted single bromine is blown out by forced air, then absorbed by sulfur dioxide or soda by adding acid, chlorine and sulfur.

4.	the wastewater from this refining process is then transported by pipeline to brine pans;
5.	the evaporation of the wastewater produces crude salt.

Our production feeds include (i) natural brine; (ii) vitriol; (iii) chlorine; (iv) sulfur; and (v) coal.

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

This concentration of customers makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

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

In the natural resources sector, the PRC and the various Provinces have enacted a series of laws and regulations over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation.  The "China Mineral Resources Law" declares state ownership of all mineral resources in the PRC.  However, mineral exploration rights can be purchased, sold and transferred to foreign owned companies. Mineral resource rights are granted by the Central Government permitting recipients to conduct mineral resource activities in a specific area during the license period. These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the Central Government a natural resources fee in an amount equal to a percent of annual sales.  Shangdong Province has determined that bromine is to be extracted only by licensed entities and we have received one of six licenses granted.  Despite the provinces desire to limit extraction to licensed entities hundreds of smaller operations continue to extract bromine without licenses.

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

ITEM 2. PROPERTIES

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

The Company operates its bromine and crude salt production facilities through its wholly-owned subsidiary SCHC.  SCHC has land use rights to six properties totaling nearly 8,700 hectares located on the south bank of Laizhou Bay on the Shandong Peninsula of the People’s Republic of China (“China”).  Each of the properties is accessible by road. The Yiyang railway line is within 50 kilometers and the Yangkou port is five kilometers away.

Each of the six properties contains natural brine deposits which are extracted through wells and are used to extract bromine and produce crude salt. Bromine is a simple molecular element which is produced by extracting the bromine ion from natural brine. Crude salt is sodium chloride.  Bromine is an important chemical raw material in flame retardants, fire extinguishing agents, refrigerants, photographic materials, pharmaceuticals, pesticides, and oil and other industries.  Crude salt, also known as industrial salt, is used in a wade range of chemical industries, is the main raw material in the soda and chlor-alkali industries and can be widely used in agricultural, animal husbandry, fisheries and food processing industries.  Crude salt is also the main raw material for edible salt.

Nature of Ownership Interest in the Properties

The Company does not own any property but has entered into contracts with the local government to acquire land use rights for a period of 50 years.  The contracts required us to pay a one-time fee plus an annual rent.

Mineral Rights

The Chinese and provincial governments have enacted a series of laws and regulations relating to the natural resources sector over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation.  The “China Mineral Resources Law” declares state ownership of all mineral resources in China.  However, mineral exploration rights can be purchased, sold and transferred to both domestic and foreign owned companies. Mineral resource rights are granted by the central government permitting recipients to conduct mineral resource activities in a specific area during the license period.  These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the central government a natural resources fees in an amount equal to 2% of annual bromine sales.  The Company was exempt from paying the fee prior to January 1, 2008.  Shandong province has determined that bromine is to be extracted only by licensed entities.

Our mineral rights are issued by the local government and allow for a one year period of mining.  The rights provide us with the exclusive rights to explore and extract natural brine under the leased land and produce bromine and crude salt. The government performs an annual inspection of the company’s previous year’s state of production & operations at beginning of each year.  The annual inspection reviews: whether the production is safe and if any accidents occurred during the previous year, whether the mineral resources compensation fees and other taxes were timely paid, whether employees’ salary and welfare benefits were timely paid, whether the company meets environment protection meet standards. Only those companies who pass the inspection receive mineral rights for another one year term; for those companies who do not pass the inspection, additional mineral rights are not allocated until they can meet the requirements. If there is major safety accident, the government may revoke the mining permit.  All of the relevant documentation to apply for renewal of mining rights must be filed with the Land and Resources Bureau before March 31st each year.

All of our bromine and crude salt production facilities have been authorized by the local land and resources departments and are included under a single permit, which was originally issued in January 2005.   In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

Each of the six properties is in the production stage and operates bromine extraction and crude salt production facilities.  The facilities each include wells, which are used to extract natural brine from underground, natural brine transmission pipelines, natural brine storage reservoirs, bromine refining equipment, wastewater transport pipes, and drying brine drying pans.

The equipment and facilities described above were constructed within three months after the acquisition of each of our respective properties using the latest technology and equipment and do not currently require modernization.  Because bromine is a highly corrosive liquid, the equipment undergoes inspection and maintenance each year, especially the subaqueous pumps which need to be regularly inspected and maintained or replaced.

At present the company has invested approximately $38 million in its six production factories, facilities and paid approximately $6.3 million in prepaid land lease payments.  In addition, the company estimates that equipment maintenance will cost approximately $500,000 each year and that it will invest approximately $1.5 million in new extraction wells.

Each of the six bromine production facilities are provided with electricity and water by local government utilities.

Following is a description of the land use and mineral rights related to each of the six properties held by SCHC.

Property	Haoyuan
Area	4,135 hectares
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
Prior fees paid for land use rights	RMB3.9 million
Annual Rent	RMB3,000
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Yuwenbo
Area	747 hectares
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB20,000
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Yangdonghua
Area	938 hectares
Date of Acquisition	June 11, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	10,669
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Wangjiancai
Area	876 hectares
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
Annual Rent	19,000
Prior Fees Paid For Land Use Rights	RMB8.3 million
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Liuxingji
Area	935 hectares
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
Annual Rent	RMB14,000
Prior Fees Paid for Land Use Rights	RMB6.5 million
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Yangxiaodong
Area	1,069 hectares
Date of Acquisition	January 8, 2008
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
Prior Fees Paid for Land Use Rights	RMB9.1 million
Annual Rent	RMB17,000
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

The chart below represents the six bromine producing properties currently leased by the Company.  There are no proven and probable reserves located on our properties.  Estimates of non-reserve mineralized materials are based on a November 2007 study prepared by the Mineral Resources Chinese Academy of Geologic Science.  Such mineralized material will not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade and other material factors conclude both legal and economic feasibility.

	Location	Hectares	Approximate non-reserve mineralized materials (in tons)	Annual Production Capacity (in tons)		2007 Utilization Ration
SCHC Assets	Shouguang City Yangjiahuan Area Shandong Province P.R.C.	4,135	776,000	10,000		92.6%
Qinshuibo Assets	Shouguang City Qinshuibo Area Shandong Province P.R.C.	747	230,000	4,700	(1)(2)	74.8%
Liu Hu Assets	Dong Ying City Liu Hu Area Shandong Province P.R.C.	938	280,000	3,700	(1)(3)	68.7%
Renjia Assets	Shouguang City Renjia Area Shandong Province P.R.C.	876	225,000	3,900	(1)(4)	22.1%
Houxing Assets	Shouguang City Houxing Area Shandong Province P.R.C.	935	240,000	4,700	(1)(5)	20.5%
Hanting Assets	Shouguang City Hanting Area Shandong Province P.R.C.	1,069	210,000	4,700	(1)(6)	--

(1)  Each of the properties described above was not in operation when the Company acquired the asset.  The owners of each of the properties did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to the Qinshuibo Assets, the property had not been operational for nine months; with respect to the Liu Hu Assets, the property had not been operational for eleven months; with respect to the Renjia Assets and the Houxing Assets, the property had not been operational for fifteen months; and with respect to Hanting Assets, the property had not been operational for eighteen months.  This figures represent estimated annual production capacity based upon existing facilities, historical production rates and capital expenditure the Company planned for these assets to fund improvements and make them operational.
(2)  This facility was acquired on April 7, 2007.
(3)  This facility was acquired on June 11, 2007.
(4)  This facility was acquired on October 25, 2007.
(5)  This facility was acquired on October 26, 2007.
(6)  This facility was acquired on January 8, 2008.

The following table shows the annual production for each of our six production facilities and the weighted average price received for all products sold for the last three years.

Facility	2005		2006		2007
	Production (in tons)	Price (RMB/ton)	Production (in tons)	Price (RMB/ton)	Production (in tons)	Price (RMB/ton)
Haoyuan	7,840	13,940	10,035	14,146	9,264	14,435
Yuwenbo(1)	–	–	–	–	3,520	14,172
Yangdonghua(2)	–	–	–	–	2,747	14,491
Wangjiancai(3)	–	–	–	–	816	14,506
Liuxingji(4)	–	–	–	–	801	14,539
Yangxiaodong(5)	–	–	–	–	–	–
Total	7,840		10,035		17,648

1.  This property was acquired on April 7, 2007.
2.  This property was acquired on June 11, 2007.
3.  This property was acquired on October 25, 2007
4.  This property was acquired on October 26, 2007
5.  This property was acquired on January 8, 2008.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

In connection with the Form 10-K for the fiscal year ended December 31, 2007 originally filed on March 12, 2008 (the “Original Form 10-K”), we did not include an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.

Subsequent to the filing of our Original Form 10-K, as required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness as of December 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures had material weaknesses and were ineffective.  One of the factors that contributed to the conclusion that our disclosure controls are weak is that we failed to include in the Original Form 10-K Management’s Annual Report on Internal Control over Financial Reporting (the “Management Report”). The conclusion that we had material weakness in our disclosure controls and procedures was also based on the fact that during 2007, the Company made inaccurate disclosures regarding four asset acquisitions of bromine production facilities (the “Asset Acquisitions”).  Disclosures regarding the Asset Acquisitions included references to “approximate annual ideal production capacity” figures, “capacity utilization” figures and “production output” figures for the Asset Acquisitions.  These references mistakenly implied that such assets were then operating at the production capacities, capacity utilization rates and production output levels specified.  However, each of these assets was not in operation when the Company acquired the asset.  The owners of each of the assets did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.   The assets had not been operational from nine to eighteen months before they were acquired.  Therefore, the references to production capacity figures, capacity utilization figures and production output figures should have stated that these figures were estimates of future production capabilities based on existing facilities and equipment and amounts of capital expenditure the Company planned for these assets to fund improvements and make them operational.  As a result, the Company filed a Current Report on Form 8-K correcting the statements it had previously made in disclosures regarding the Acquired Assets.

The failure to include the Management Report resulted from the Company having inexperienced staff that is responsible for ensuring that information required to be disclosed in our periodic reports and current reports on Form 8-K is disclosed, processed, summarized and reported on a timely basis.  The Company’s management intends to take all necessary steps to address these material weaknesses in its disclosure controls and is in the process of adopting a comprehensive disclosure policy implementing procedures to strengthen disclosure controls.  In implementing the disclosure policy we may be required to hire additional personnel who will be tasked to ensure that all information is recorded, processed summarized and communicated properly.  The costs associated with implementing the disclosure policy would primarily be the possible investment by the Company in hiring new personnel to handle this responsibility. Such costs cannot yet be determined.

Management’s Report on Internal Control over Financial Reporting

We did not include a Management Report on Internal Control over Financial Reporting in our Original Form 10-K, as required by Rule 13a-15(c) promulgated under the Exchange Act.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that are intended to:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the Company's financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

On December 12, 2006, the Company, then a public shell company, acquired Upper Class Group Limited and SCHC, then a privately held business in the PRC. At such time the management of SCHC assumed management control of the Company. Further, as the Company had no operations prior to such acquisition, upon the acquisition of SCHC, SCHC's system of financial controls and procedures were adopted as those of the Company. Following the acquisition of SCHC, the Company's management commenced a review of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of 2006. Based upon that evaluation, the Company began the process of upgrading its financial controls and procedures.

During 2007 the Company acquired SYCI, a privately-owned company. Since SYCI did not have financial controls and procedures appropriate for a subsidiary of a public company, the Company began the process of incorporating the operations acquired into its financial systems and upgrading its financial controls and procedures with respect to SYCI.

Based upon the Company's assessment of its internal controls over financial reporting as of December 31, 2007, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Even though management concluded that the internal controls over financial reporting were effective, management determined, during the course of such review that there were several areas where non-material deficiencies exist in our financial reporting systems. These include a lack of adequately trained accounting and IT personnel.  Nevertheless, management has recommended changes to be adopted in respect of the non-material deficiencies uncovered and intends to implement such changes. Management will continue to assess the adequacy of our financial reporting systems in light of the anticipated continued growth in our operations. We anticipate that if we grow significantly, we will have to continuously upgrade our systems to ensure the reliability of our financial statements.

To address this issue, among other things, we are planning to upgrade the financial controls and procedures at our operating subsidiaries and to evaluate and enhance, where necessary, our financial reporting and information technology personnel.  We are also considering retaining a consultant to assist in this upgrade.  Such improvements are intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2009	By:	/s/ Ming Yang
By: Ming Yang
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ming Yang
Ming Yang	President, Chief Executive Officer and Director	January 29, 2009

/s/ Min Li
Min Li	Chief Financial Officer and Director	January 28, 2009

/s/ Naihui Miao
Naihui Miao	Director	January 29, 2009

/s/ Richard Khaleel
Richard Khaleel	Director	January 27, 2009

/s/ Biagio Vignolo
Biagio Vignolo	Director	January 26, 2009

/s/ Shi Tong Jiang
Shi Tong Jiang	Director	January 29, 2009