Form 10-K
period 2008-12-31
GULF RESOURCES, INC.
filed 2009-03-16
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

+86 (536) 567-0008
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $95,940,000 based upon a closing sale price of $1.90 as reported by Bloomberg Finance.

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
Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   As of March 5, 2009, the registrant had outstanding 122,168,842 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

The Company’s functional currency is the Renminbi, which had an average exchange rate of $0.12557, $0.13167, and $0.14415 during fiscal year 2006, 2007 and 2008, respectively.

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

Upper Class Group Limited, incorporated in the British Virgin Islands in July 2006, acquired all the outstanding stock of Shouguang City Haoyuan Chemical Company Limited ("SCHC"), a company incorporated in Shouguang City, Shandong Province, the People's Republic of China, in May 2005. At the time of the acquisition, members of the family of Mr. Ming Yang, our president and chief executive officer, owned approximately 63.20% of the outstanding shares of Upper Class Group Limited.  Since the ownership of Upper Class Group Limited and SCHC was then substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Upper Class Group Limited recognized the assets and liabilities transferred at their carrying amounts.

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

On February 5, 2007, we acquired Shouguang Yuxin Chemical Industry Co., Limited ("SYCI"), a company incorporated in the People's Republic of China, in October 2000. Under the terms of the acquisition agreement, the stockholders of SYCI received a total of 16,188,118 shares of common stock of Gulf Resources, Inc. in exchange for all outstanding shares of SYCI's common stock.  Simultaneously with the completion of the acquisition, a dividend of $2,550,000 was paid to the former stockholders of SYCI.  At the time of the acquisition, approximately 49.1% of the outstanding shares of SYCI were owned by Ms. Yu, Mr. Yang’s wife, and the remaining 50.9% of the outstanding shares of SYCI were owned by  SCHC, all of whose outstanding shares were owned by Mr. Yang and his wife.   Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI at their carrying amounts. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

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

Our executive offices are located in China at Chenming Industrial Park, Shouguang City, Shandong, People's Republic of China. Our telephone number is +86 (536) 5670008. Our website address is www.gulfresourcesinc.cn. The information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Form 10-K.

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

Acquisitions of Bromine Production Facilities

On April 7, 2007, the Company acquired substantially all of the assets of Wenbo Yu in the Shouguang City Qinshuibo (the “Yuwenbo property” or “Factory No. 2”). The Yuwenbo property includes a 50-year mineral rights and production land lease covering 747 hectares, or 7.5 square kilometers, of real property, with non-reserve mineralized materials of approximately 223,000 tons of bromine and 575 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $5,100,000, consisting of an aggregate of 1,598,572 shares of our common stock and cash in the amount $3,051,282.

 On June 8, 2007, the Company acquired substantially all of the assets of Dong Hua Yang in the Dong Ying City Liu Hu Area (the “Yangdonghua property or “Factory No. 3”). The Yangdonghua property includes a 50-year mineral rights and land lease covering 938 hectares of real property, with non-reserve mineralized materials of approximately 235,000 tons of bromine and 405 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $6,667,538, consisting of an aggregate of 819,590 shares of our common stock and cash in the amount $4,837,233 and interest-free promissory note in the aggregate principal amount of $889,005.

On October 25, 2007, the Company acquired substantially all of the assets owned by Jiancai Wang in the Shouguang City Renjia Area (the “Wangjiancai property” or “Factory No.4”).  The Wangjiancai property includes a 50-year mineral rights and land lease covering 876 hectares of real property, with non-reserve mineralized materials of approximately 225,000 tons of bromine and 398 wells, as well as the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.  The total purchase price for the acquired assets was $6,399,147, of which $2,519,664 was paid at the closing and the remaining $3,879,483 was paid within five days after the closing.

On October 26, 2007, the Company acquired substantially all of the assets owned by Xingji Liu in the Shouguang City Houxing Area (the “Liuxingji property” or “Factory No. 5”).  The Liuxingji property includes a 50-year mineral rights and land lease covering 935 hectares of real property, with non-reserve mineralized materials of approximately 240,000 tons of bromine and 432 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $6,665,778.

On January 8th, 2008, the Company  acquired substantially all of the assets owned by Xiaodong Yang in the Shouguang City Hanting  Area (the “Yangxiaodong property” or “Factory No. 6”).  The Yangxiaodong property includes a 50-year mineral rights and land lease covering 1,069 hectares of real property, with non-reserve mineralized materials of  approximately 205,000 tons of bromine and 294 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $9,722,222.

Recent Developments

On January 24, 2009, the Company entered into an agreement to issue 21 million shares of the Company's common stock at a price equal to $1.0137 per share to Top King Group Limited ("Top King"), Billion Gold Group Limited ("Billion Gold"), Topgood International Limited ("Topgood"), in lieu of paying off in cash approximately $21.3 million in existing loans payable to Shenzhen Hua Yin Guaranty and Investment Limited Liability Company, a shareholder of the Company.  On March 3, 2009 the Company issued the 21 million shares and the aforesaid loans were deemed paid in full and cancelled.

On January 30, 2009, the Company acquired substantially all of the assets owned by Qiufen Yuan, Han Wang and Yufen Zhang in the Shouguang City Renjiazhuangzi Village North Area (the ‘Yuan-Wang-Zhang property” or “Factory No. 7”).  The Yuan-Wang-Zhang property includes a 50-year mineral rights and land lease covering 652 hectares of real property, with non-reserve mineralized materials of  approximately 3,000 tons of bromine and 200,000 tons of crude salt, and 350 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $11,500,000, of which $10,000,000 was paid in cash and $1,500,000 was paid by the issuance of 1,500,000 shares of the Company’s common stock on March 3, 2009.

Each of the asset acquisitions described above was not in operation when the Company acquired the asset.  The owners of each of the assets did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to the Factory No. 2, the assets had not been operational for nine months; with respect to Factory No. 3, the assets had not been operational for eleven months; with respect to Factory No. 4 and 5 , the assets had not been operational for fifteen months; with respect to Factory No. 6, the assets had not been operational for eighteen months; and with respect to Factory No. 7, the assets had not been operational for twelve months.

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

Bromine and Crude Salt

We manufacture and distribute bromine through our wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited, or SCHC.  Bromine (Br2) is a halogen element and it is a red volatile liquid at standard room temperature which has reactivity between chlorine and iodine.   Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine is also used to form intermediates in organic synthesis, in which it is somewhat preferable over iodine due to its lower cost.  Our bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants. According to figures published by the China Crude Salt Association,  we are one of the largest manufacturers of bromine in China, as measured by production output.

The extraction of bromine in the Shandong Province is limited by the Provincial Government to six licensees.  We hold one of such licenses.  The other five license holders produce bromine mainly for their own consumption.  There are only six licensed bromine producers in Shandong Province, and the government has shut down hundreds of small unlicensed producers.  Part of our business strategy is to acquire these producers and to use our bromine to expand our downstream chemical operations.

Location of Production Sites

Our production sites are located in the Shandong Province in northeastern China. The productive formation (otherwise referred to as the “working region”), extends from latitude N 36°56’ to N 37°20’ and from longitude E 118°38’ to E 119°14’, in the north region of Shouguang city, from the Xiaoqing River of Shouguang city to the west of the Dan River, bordering on Hanting District in the east, from the main channel of “Leading the Yellow River to Supply Qingdao City Project” in the south to the coastline in the  north. The territory is classified as coastal alluvial – marine plain with an  average height two to seven meters above the sea level. The terrain is relatively flat.

Bromine reserve study conducted by Institute of Mineral Resources Chinese Academy of Geological Science

In November 2007 the Institute of Mineral Resources Chinese Academy of Geological Science completed a study of the non-reserve mineralized material included in the assets of  SCHC at the time it was acquired (now referred to as the “Haoyuan general facility” or “Factory No. 1”), Factory No. 2 and Factory No. 3. This study determined the occurrences and burying conditions, distribution range and characteristics of natural brine occurring in these assets; analyzed the creation, supply and exploration conditions of these properties.  The study concluded that there are non-reserve mineralized materials of bromine in the amount of 776,000 tons in Factory No. 1, 230,000 tons in Factory No. 2, and 280,000 tons in Factory No. 3, that the natural brine resources of these three assets collectively is about 3.9 billion cubic meters. In addition it estimated that the non-reserve mineralized materials in these three assets collectively are approximately 300 million tons of rock salt (liquid NaCl), 4.3 million tons of potassium chloride, 55 million tons of magnesium chloride, 29 million tons of magnesium sulfate, and 9.8 million tons of calcium sulfate.

Geological background of this region

The Shandong Province working region is located to the east of Lubei Plain and on the south bank of Bohai Laizhou Bay. The geotectonic location bestrides on the North China Platte (I) and north three-level structure units, from west to east including individually the North China Depression, Luxi Plate, and Jiaobei Plate. Meanwhile, 4 V-level structure units including the Dongying Sag of Dongying Depression(IV) of North China Depression, the Buried Lifting Area of Guangrao, Niutou sag and Buried Lifting Area of Shuanghe and are all on two V-level structure units including Xiaying Buried Lifting Area of Weifang Depression (IV) of Luxi Plate and Chuangyi Sag, as well as on a V-level structure units of Jiaobei Buried Lifting Area of Jiaobei Plate.

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited , or SYCI.  The products we produce and the markets in which they are sold include, among others:

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

SYCI concentrates its efforts on the production and sale of chemical products that are in used in oil and gas field explorations, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents, and inorganic chemicals. SYCI also engages in research and development of commonly used chemical products as well as medicine intermediates. Currently, SYCI's annual production of oil and gas field exploration products and related chemicals is over 10,000 tons, and its production of papermaking-related chemical products is over 3,500 tons. These products are mainly distributed to large domestic papermaking manufacturers and major oilfields such as Shengli Oilfield, Daqing Oilfield, Zhongyuan Oilfield, Huabei Oilfield, and Talimu Oilfields.

On August 31, 2008, SYCI completed the construction of a new chemical production line. It passed the examination by Shouguang City Administration of Work Safety and local fire department. This new production line focuses on producing environmental friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration. The line has an expected annual production capacity of 5,000 tons. Formal production of this chemical production line started on September 15, 2008.

SYCI’s headquarters are located in Shouguang City at 2nd Living District, Qinghe Oil Factory, Shouguang City, Shandong Province, China. The company has been certified as ISO9001-2000 compliant and received the Quality Products and Services Guarantee Certificate from China Association for Quality. SYCI has been accredited by Shandong as a Provincial Credit Enterprises and is a Class One supplier for both China Petroleum & Chemical Corporation (”SINOPEC’) and PetroChina Company Limited. SYCI has been engaged in product innovation and R&D projects with Shandong University, Shandong Institute of Light Industry, Southeast University and other higher education institutions. SYCI has hired three college professors and three professionals who hold PhD degrees to lead its Research and Development Department.

Segment disclosure

We follow SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information, which requires us to provide certain information about our operating segments.  We have two reportable segments:  bromine and crude salt and chemical products.

The amounts set forth below are based upon on an average Renminbi to US Dollar exchange rates of $0.12557, $0.13167 and $0.14415 during fiscal year 2006, 2007 and 2008 respectively.

	Net Sales by Segment
	Twelve Months Ended December 31, 2008		Twelve Months Ended December 31, 2007

Segment	% of total		% of total
Bromine and Crude salt	$63,664,156	73%	$34,015,484	63%
Chemical Products	$23,824,178	27%	$20,233,166	37%
Total sales	$87,488,334	100%	$54,248,650	100%

	Percentage Increase in Net Sales from fiscal year 2006 to 2007	Percentage Increase in Net Sales from fiscal year 2007 to 2008
Segment
Bromine and Crude salt	90.8%	87%
Chemical Products	45.4%	18%

SCHC Product sold in metric tons	Year ended 12/31/08	Year ended 12/31/07	Percentage Change
Bromine	28,673	17,648	+62.47%

Crude Salt	66,500	51,000	+30.39%

	Income from Operations by Segment
	Twelve Months Ended December 31, 2008		Twelve Months Ended December 31, 2007

Segment		% of total		% of total
Bromine and Crude salt	$24,663,244	75%	$14,181,054	66%
Chemical Products	$8,121,203	25%	$7,164,833	34%
Income from operations before corporate costs	$32,784,447	100%	$21,345,887	100%
Corporate costs	$(2,063,050)		$(1,320,959)
Income from operations	$30,721,397		$20,024,928

	Bromine
	and Crude	Chemical	Segment		Consolidated
	Salt	Products	Total	Corporate	Total
December 31, 2008

Net revenue	$63,664,156	$23,824,178	$87,488,334	$-	87,488,334
Income from operations	24,663,244	8,121,203	32,784,447	(2,063,050)	30,721,397
Total assets	67,868,644	20,899,118	88,767,762	591,704	89,359,466
Depreciation and amortization	4,123,131	604,734	4,727,865	-	4,727,865
Capital expenditures	10,529,284	6,835,909	17,365,195	-	17,365,195

December 31, 2007

Net revenue	$34,015,484	$20,233,166	$54,248,650	$-	$54,248,650
Income (loss) from operations	14,181,054	7,164,833	21,345,887	(1,320,959)	20,024,928
Total assets	36,614,939	9,516,930	46,131,869	197,963	46,329,831
Depreciation and amortization	1,111,580	186,871	1,298,451	-	1,298,451

Sales and Marketing

We have an in-house sales staff.  Our customers send their orders to us, usually with cash paid in advance.  Our in-house sales staff then attempts to satisfy these orders based on our actual product production and inventories. Many of our customers have a long term relationship with us, and while we expect this to continue due to continuing high demand for mineral products, this can’t be guaranteed.

Principal Customers

In 2008, our revenues from bromine and crude salt were approximately $63,664,156.  We sell a substantial portion of our products to a limited number of customers.  Our principal customers during 2008 were Shouguang City Weidong Chemical Company Limited, Shouguang City Ruitai Chemical Company Limited, Weifang City Luguang Chemical Company Limited, Shouguang City Fu Hai Chemical Company Limited, and Dongying Hongze Chemical Company Limited, Shandong Morui Chemical Company Limited and Shouguang City Rongyuan Chemical Company Limited.

During the year ended December 31, 2008, sales to our three largest bromine customers, based on net sales made to such customers, aggregated $21,427,380, or approximately 35% of total net sales, and sales to our largest customer represented approximately 14.5% of total net sales. At December 31, 2008, amounts due from these customers totaled $2,750,621.

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

In 2008, our revenues from our bromine and crude salt business were approximately $63.0 million.  The following table shows our major customers (9% or more) for our bromide and crude salt business for the year ended December 31, 2008.

Number	Customer	Revenue (000’s)	Percentage of Segment’s Revenue (%)
1	Shandong Morui Chemical Company Limited	$8,912	14.50%
2	Shouguang City Rongyuan Chemical Company Limited	$6,662	10.84%
3	Shouguang Fuhai Chemical Company Limited	$5,853	9.53%
TOTAL		$21,427	34.87%

In 2008, our revenues from our chemicals business were approximately $23.8 million.  The following table shows our major customers (10% or more) for our chemicals business as of December 31, 2008:

Number	Customer	Revenue (000’s)	Percentage of Segment’s Revenue (%)
1	Talimu Oil Company -1st, 2nd, and 3rd exploiture dept. Ltd. (1)	$8,554	35.92%
2	Sinopec Shengli -field Ltd's Qinghe factory	$4,160	17.47%
3	Wuhan City Chenming Hanyang Papermaking Ltd	$3,656	15.36%
TOTAL		$16,371	68.75%

(1)	Represents sales to three autonomous entities within a single corporate group.

Principal Suppliers

Our principal suppliers during 2008 were Shandong Haike Shengli Electric Chemical Co., Ltd , Shandong Ruitai Chemicals Co., LTD, and Shouguang City Xingyi Fuel Commercial Company Limited, and during 2007 were Shandong Haike Shengli Electric Chemical Co., Ltd , Shandong Ruitai Chemicals Co., LTD, and Shouguang City Xingyi Fuel Commercial Company Limited.

During the 12 months ended December 31, 2008, we purchased 74.2% of our raw material from  two suppliers.  Sanndong Haike Shengli Electric Chemical Co., Ltd accounted for 31.61 % of our purchases of raw materials and Shandong Ruitai Chemicals Co., LTD accounted for 42.67%   of our purchases of raw materials, respectively during that period. As of December 31, 2008, the accounts payable due these suppliers was approximately $558,598.

During 2007, we purchased 49% of our products from two suppliers. At December 31, 2007, the aggregate amount due these suppliers were $1,395,300.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

The Company has announced its intent to acquire bromine properties that are unlicensed and thus not legally permitted to produce bromine.  In 2007 and 2008 the Company acquired five such properties and in January 2009 the Company acquired another such property.  These six acquisitions expanded our annual production capacity to 34,000 metric tons of bromine and 300,000 metric tons of crude salt.  These properties were purchased with a combination of cash and shares of our common stock, at purchase prices totaling $46,032,463. The Company expects that it will continue its acquisition program in 2009 and that these acquisitions will be funded by a combination of cash on hand, and the issuance of debt or equity securities, including securities issued to the sellers.

▼ Chemical Products

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

Our principal competitors in the chemicals business are Shandong Haihua Group Ltd., Shouguang  Weidong Salt Field Co Ltd., Shouguang Fukang Pharmaceutical Co., Ltd., and Shouguang Caiyangzi Salt Field Co., Ltd.

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

Employees

As of December 31, 2008, we employed approximately 571 full-time employees, of whom about 82% are with SCHC and 18% are with SYCI.  Approximately 3% of our employees are management personnel, 4% are sales and procurement staff.  40% of our employees have a college degree or higher. None of our employees is represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 31% of the average monthly salary. We have purchased social insurance for all of our employees. Expense related to social insurance was approximately $1,034,847.7 for fiscal year 2008.

Research and Development

On June 11, 2007, the Company entered into a five year agreement with East China University of Science and Technology to establish a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. Professor Ji of East China University is the Center’s manager. He will provide his expertise in chemical applications and medicine engineering. SYCI will make an annual payment of $500,000 to the center until the agreement expires on June 14, 2012.  All research findings and patents developed by this Center will belong to Gulf Resources.

Item 1A. Risk Factors.

You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of our operations could be materially adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regarding our business. Actual results could differ materially from those set forth in the forward-looking statements. See "Special Note Regarding Forward-Looking Information."

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

If we lose the services of our chairman and former chief executive officer, our business may suffer.

We are dependent on Mr. Ming Yang, our chairman and former chief executive officer.  The loss of his services could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. We do not have key-man term life insurance policy on Mr. Yang.

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

Our management is comprised almost entirely of individuals residing in the PRC with very limited English skills.

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

The practical effect of the People’s Republic of China’s legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People’s Republic of China mandate accounting practices which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People’s Republic of China’s accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

As of March 5, 2009, Mr. Ming Yang, our chairman and then chief executive officer, and his affiliates, beneficially owned approximately 40.21% of our common stock. As a result of this concentration of ownership, our public stockholders, acting alone, do not have the ability to influence the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our Company that may be desirable for our stockholders, and may limit the price that investors are willing to pay for our common stock.

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

We have approximately 122,168,842 shares of our common stock outstanding as of March 5, 2009.  There are a limited number of holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

FIGURE 2.1 - REGIONAL MAP OF MINING PROPERTIES

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

Guang
No.3
Yangkou Port
Bohai Bay
Ding Thorpe
Dong
Rao
Qing
High
way
Country
No.1
No.5
No.2
Yangkou
No.4
Renjiazhuangzi
Zhengjia
zhuangzi
Dajiawa
No.6
Yingli
Yangzi
Taitou
Hou
Township
Hanting
District
Shouguang
City
Cangzhou City
Dongying
City
Shouguang
City
Yantai City
Jinan City
Weifang
City
Shan Dong Province
Qingdao City
Heze City
Linyi City
Key
Highway
National Rd.
Provincial Rd.
Railway
Water System
Province
Boundary
Mining Property
Boundary
0
5
10km

**Dated:December 31, 2008**

We do not own any land, though we do own some of the buildings on land we lease. Our executive offices are located in China at Chenming Industrial Park, Shouguang City, Shandong Province, People's Republic of China, which also is the headquarters of SCHC. These offices are located on approximately 17,342 square meters of land owned by Shouguang City Wo Pu Town Ba Mian He Village. The lease for the land expires on March 31, 2054. The annual rent for the land is RMB 46,230, or approximately US$5,779. The building on this land has approximately 3,335 square meters of usable space and is owned by SCHC.

SYCI's headquarters are located in the 2nd Living District, Shouguang City, Shandong Province, People's Republic of China. SYCI's headquarters are located on approximately 18,768 square meters of land owned by Shouguang City Houxin village. There are three buildings owned by SYCI located on the property. Two of the buildings are operational plants of steel structure with an aggregate of approximately 1,560 square meters of production space and a total of 4,000 square meters for pump rooms, boiler rooms, finished products and raw materials storage. The third building is primarily for administration and has approximately 795 square meters.   The company has a 50 year lease on the land from April 1, 1998 to March 31, 2048 at an annual rent of RMB200,000 or $25,641.

The Company operates its bromine and crude salt production facilities through its wholly-owned subsidiary SCHC.  SCHC has land use rights to seven properties totaling nearly 9,352 hectares located on the south bank of Laizhou Bay on the Shandong Peninsula of the People’s Republic of China (“China”).  Each of the properties is accessible by road. The Yiyang railway line is within 50 kilometers and the Yangkou port is five kilometers away.

Each of the seven properties contains natural brine deposits which are extracted through wells and are used to extract bromine and produce crude salt. Bromine is a simple molecular element which is produced by extracting the bromine ion from natural brine. Crude salt is sodium chloride.  Bromine is an important chemical raw material in flame retardants, fire extinguishing agents, refrigerants, photographic materials, pharmaceuticals, pesticides, and oil and other industries.  Crude salt, also known as industrial salt, is used in a wade range of chemical industries, is the main raw material in the soda and chlor-alkali industries and can be widely used in agricultural, animal husbandry, fisheries and food processing industries.  Crude salt is also the main raw material for edible salt.

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

Each of the seven properties is in the production stage and operates bromine extraction and crude salt production facilities.  The facilities each include wells, which are used to extract natural brine from underground, natural brine transmission pipelines, natural brine storage reservoirs, bromine refining equipment, wastewater transport pipes, and drying brine drying pans.

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

As of December 31, 2008, the Company had invested approximately $34.9 million in its seven production factories, facilities and paid approximately $6.2 million in prepaid land lease payments.  In addition, the company estimates that equipment maintenance will cost approximately $1.0 million each year and that it will invest approximately $2.0 million in new extraction wells.

Each of the seven bromine production facilities are provided with electricity and water by local government utilities.

Following is a description of the land use and mineral rights related to each of the six properties held by SCHC as of December 31, 2008.

Property	Factory No. 1 – Haoyuan General Factory
Area	4,135 hectares
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
Prior fees paid for land use rights	RMB3.9 million
Annual Rent	RMB3,000
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 2 – Yuwenbo
Area	747 hectares
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB20,000
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 3 – Yangdonghua
Area	938 hectares
Date of Acquisition	June 11, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	10,669
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 4 – Wangjiancai
Area	876 hectares
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
Annual Rent	19,000
Prior Fees Paid For Land Use Rights	RMB8.3 million
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 5 – Liuxingji
Area	935 hectares
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
Annual Rent	RMB14,000
Prior Fees Paid for Land Use Rights	RMB6.5 million
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 6 – Yangxiaodong
Area	1,069 hectares
Date of Acquisition	January 8, 2008
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
Prior Fees Paid for Land Use Rights	RMB9.1 million
Annual Rent	RMB17,000
Mining Permit No.:	3707000730088
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

The chart below represents the seven bromine producing properties currently leased by the Company, which are all located in Shouguang City, Shandong Province, China.  There are no proven and probable reserves located on our properties.  Estimates of non-reserve mineralized materials are based on a November 2007 study prepared by the Mineral Resources Chinese Academy of Geologic Science.  Such mineralized material will not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade and other material factors conclude both legal and economic feasibility.

Facility	Hectares	Approximate non-reserve mineralized materials (in tons)	Annual Production Capacity (in tons)		2007 Utilization Ration	2008 Utilization Ration
Factory No. 1	4,135	776,000	10,000		92.6%	95%
Factory No. 2	747	230,000	4,700	(1)(2)	74.8%	90%
Factory No. 3	938	280,000	3,700	(1)(3)	68.7%	87%
Factory No. 4	876	225,000	3,900	(1)(4)	22.1%	92%
Factory No. 5	935	240,000	4,700	(1)(5)	20.5%	94%
Factory No. 6	1,069	210,000	4,700	(1)(6)	--%	80%

(1)  Each of the properties described above was not in operation when the Company acquired the asset.  The owners of each of the properties did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to Factory No. 2, the property had not been operational for nine months; with respect to Factory No. 3, the property had not been operational for eleven months; with respect to Factory No. 4 and No. 5, the property had not been operational for fifteen months; and with respect to Factory No. 6, the property had not been operational for eighteen months.  This figures represent estimated annual production capacity based upon existing facilities, historical production rates and capital expenditure the Company planned for these assets to fund improvements and make them operational.
(2)  This facility was acquired on April 7, 2007.
(3)  This facility was acquired on June 11, 2007.
(4)  This facility was acquired on October 25, 2007.
(5)  This facility was acquired on October 26, 2007.
(6)  This facility was acquired on January 8, 2008.

The following table shows the annual production sold for each of our six production facilities and the weighted average price received for all products sold for the last three years.

Facility	2006		2007		2008
	Production (in tons)	Price (RMB/ton)	Production (in tons)	Price (RMB/ton)	Production (in tons)	Price (RMB/ton)
Factory No. 1	10,035	14,146	9,264	14,435	9,502.2	14,899
Factory No. 2 (1)	–	–	3,520	14,172	4,235.1	14,819
Factory No. 3 (2)	–	–	2,747	14,491	3,221.1	14,858
Factory No. 4 (3)	–	–	816	14,506	3,579.3	14,822
Factory No. 5 (4)	–	–	801	14,539	4,396.8	14,843
Factory No. 6 (5)	–	–	–	–	3,738.0	14,891
Total	10,035		17,648		28,673

1.  This property was acquired on April 7, 2007.
2.  This property was acquired on June 11, 2007.
3.  This property was acquired on October 25, 2007.
4.  This property was acquired on October 26, 2007.
5.  This property was acquired on January 8, 2008.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the fourth quarter of 2008.

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

	High	Low
2009

First Quarter*	$0.49	$0.29

2008

First Quarter	$3.19	$1.50
Second Quarter	$2.45	$1.07
Third Quarter	$1.90	$0.33
Fourth Quarter	$0.40	$0.15

2007

First Quarter	$2.00	$0.725
Second Quarter	$2.975	$0.925
Third Quarter	$1.475	$0.90
Fourth Quarter	$3.00	$1.45

*through March 5, 2009.

Holders

As of March 5, 2009, our common stock was held of record by approximately 248 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

Dividends

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

 Our Equity Compensation Plans

The following table provides information as of December 31, 2008 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	200,000	$1.155	9,800,000
Equity compensation plans not approved by security holders	0	n/a	0
Total	200,000	$1.155	9,800,000

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2008, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2008 in our Reports on Form 10-Q or Form 8-K, as applicable.

Item 6. Selected Financial Data.

 The selected financial information for each of the three years ended December 31, 2008, 2007 and 2006 has been derived from, and should be read in conjunction with, our audited consolidated financial statements and other financial information presented elsewhere herein.  Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2008	2007	2006

	(in thousands, except per share data)

Statement of Operations Data:
Revenue	87,488	54,248	31,736
Cost of goods sold	(52,302)	(32,108)	(20,504)
Gross profit	35,186	22,140	11,232
Operating expenses:
General and administrative	(4,466)	(2,082)	(5,789)
Depreciation and amortization	(143)	(33)	-
Total operating expenses	(4,609)	(2,115)	(5,789)
Income from operations	30,577	20,025	5,443
Interest income (expense), net	34	(107)	6
Other income (expense), net	(4)	113	246
Income before income taxes	30,607	20,031	5,695
Income tax	(8,212)	(7,798)	(1,884)
Net income	22,395	12,233	3,811
Net income per share
Basic	0.22	0.13	0.04
Diluted	0.22	0.13	0.04
Weighted average number of shares outstanding
Basic	99,668,842	96,688,504	86,410,880
Diluted	99,668,842	96,688,504	86,410,880

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	30,878	10,773	5,692
Working capital	24,669	1,150	3,151
Total assets	89,359	46,329	14,955
Total debt (including current maturities)	36,890	19,861	6,722
Stockholders' equity	52,469	26,468	8,232

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

RESULTS OF OPERATIONS

Year ended December 31, 2008 as compared to year ended December 31, 2007

	For the year ended
	December 31, 2008	December 31, 2007	%Change

Net Revenue	$87,488,334	$54,248,650	61%

Cost of Net Revenue	$(52,302,085)	$(32,108,180)	63%

Gross Profit	$35,186,249	$22,140,470	59%

Research and Development costs	$(514,780)	$(268,168)	92%

General and Administrative expenses	$(4,094,312)	$(1,847,374)	114%

Income from operations	$30,577,157	$20,024,928	53%

Other Income (expenses), net	$30,254	$6,717	350%

Income before taxes	$30,607,411	$20,031,645	54%

Income Taxes	$8,211,939	$7,798,682	5%

Net Income	$22,395,472	$12,232,963	84%
Basic and Diluted Earnings Per Share	$0.22	$0.13

Net Revenue   Net revenue was $87,488,334 in fiscal 2008, an increase of $33,239,684 (or approximately 61%) as compared to fiscal 2007. This increase was primarily attributable to the growth in our bromine and crude salt segment with revenue increasing from $34,015,484 for fiscal 2007 to $63,664,156 for fiscal 2008,  an increase of approximately 87%; and in our sales of chemical products, which increased from $ 20,233,166  for fiscal 2007 to $23,824,178 for fiscal 2008, an increase of approximately 18%.The increase in the net sales of bromine and crude salt was primarily due to the fact that the asset acquisitions made in 2007 and in January of 2008 are now in full production. Among the total increase/decrease of net sales, $24,836,255 was due to the asset acquisitions.  The increase/decrease in the sales of our chemical products was due to the introduction of new environmental friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration in fourth quarter of 2008, which generated $2,503,526 net revenue for our chemical products segment.

	Net Revenue by Segment
	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
Segment		% of total		% of total
Bromine and Crude salt	$63,664,156	73%	$34,015,484	63%
Chemical Products	$23,824,178	27%	$20,233,166	37%
Total sales	$87,488,334	100%	$54,248,650	100%

Year Ended December 31
2008 vs. 2007
Segment	% Increase (decrease) of Net Sales
Bromine and Crude salt	87%
Chemical Products	18%

Shouguang City Haoyuan Chemical Company Limited	Year Ended December 31,

Product sold in metric tons	2008	2007	% Change

Bromine	28,673	17,648	62.47%

Crude Salt	66,500	51,000	30.39%

The proportion of our total net sales represented by bromine and crude salt in fiscal 2008 increased as compared to the same period in 2007.  Although sales in both segments grew, the growth of sales of bromine and crude salt was greater than that of our chemical products operations mainly due to the January 2008 bromine asset acquisition.

Cost of Net Revenue Cost of net revenue reflects the raw materials consumed, direct salaries and benefits, electricity and other manufacturing costs. Our cost of net revenue  was $52,302,085 in fiscal 2008, an increase of $20,193,905 (or approximately 63%) from the cost of net revenue in fiscal 2007.  This increase was in line with the increase in our net revenue which was approximately 61% higher in 2008.

Gross Profit

	Year Ended December 31

	2008	% of Net revenue	2007	% of Net revenue
Cost of net revenue	$52,302,085	59.78%	$32,108,180	59.19%
Gross Profit	$35,186,249	40.22%	$22,140,470	40.81%

Our net revenue increased 61% in 2008 compared to 2007, which enabled us to leverage our fixed costs.  However, this was offset by an increase in raw material prices in an inflationary environment during 2008.  Especially in the third quarter of 2008, the prices of raw materials for our bromine and crude salt segment increased significantly.  Both sulfur and sulphuric acid increased by more than 100% and raw coal increased by approximately 200%. The prices of raw materials for our chemical products segment increased approximately 5-10%. As a result, cost of net revenue as a percentage of net revenue stayed at 59% for both the 2008 and 2007.  Gross profit as a percentage of net revenue also stayed at 40% for both 2008 and 2007.

Research and Development Costs Research and development costs were first recorded in the third  quarter of 2007. The research and development costs result from a five year agreement entered into by SYCI and East China University of Science and Technology in June 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry.  All research findings and patents developed by this Center will belong to Gulf Resources.

General and Administrative Expenses General and administrative expenses were $4,094,312 in fiscal 2008, an increase of $2,246,938 (or approximately 122%) from the general and administrative expenses of $1,847,374 during fiscal 2007.    This significant increase in general and administrative expenses was primarily due to the land tax and mineral resources compensation fees for 2008 are $660,474 and $1,228,834 respectively.

Income from Operations

	Income from Operations by Segment
	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
Segments		% of total		% of total
Bromine and Crude salt	$24,663,244	75%	$14,181,054	66%
Chemical Products	$8,121,203	25%	$7,164,833	34%
Income from operations before corporate costs	$32,784,447	100%	$21,345,887	100%
Corporate costs	$(2,209,290)		$(1,320,959)
Income from operations	$30,577,157		$20,024,928

Income from operations was $30,577,157 in fiscal 2008 (or 34.9% of net revenue), an increase of $10,552,229 (or approximately 52.7%) over income from operations in fiscal 2007. This increase resulted primarily from the increase in revenues and relatively lower increase in cost of net sales as showed above. This increase resulted from increases in income from operations in both the bromine and crude salt, and the chemical products segments of the Company. In fiscal 2008, income from operations in the bromine and crude salt segment was $24,663,244, an increase of 73% from $14,181,054 in fiscal 2007. In fiscal 2008, income from operations in the chemical products division was $8,121,203, an increase of 13% from income from operations in this division of $7,164,833 in fiscal 2007. The increase in the income from operations of bromine and crude salt was primarily as a result of the assets acquisitions. The increase in the income from operations of our chemical products was due to the new product of friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration in fourth quarter of 2008 .

Other Income (Expense) Other income was $30,254 for fiscal year 2008, an increase of $23,537 from the other income of $6,717 for fiscal year 2007. This increase was primarily due to the $34,018 of interest income and $3,764 of sundry expense ..

Net Income Net income was $22,395,472 in fiscal 2008, an increase of $10,162,509 (or approximately 83%) as compared to fiscal 2007. This increase was primarily attributable to the $29,648,672 net revenue increase from Bromine and Crude Salt segment. Another reason for this result was the slightly increase of income taxes by $413,257 from $7,798,682 for fiscal year 2007 to $8,211,939 for fiscal year 2008. Our income taxation rate was 25% in 2008 as compared to 33% in 2007, and it become effective on January 1, 2008.

Year ended December 31, 2007 as compared to year ended December 31, 2006

	For the year ended		Percentage
	December 31, 2007	December 31, 2006	Change

Net Revenue	$54,248,650	$31,736,216	+70.9%

Cost of Net Revenue	$32,108,180	$20,503,829	+56.6%

Gross Profit	$22,140,470	$11,232,387	+97.1%

Research and Development costs	$268,168	-	-

General and Administrative expenses	$1,847,374	$5,789,166	-68.1%

Income from operations	$20,024,928	$5,443,221	+267.9%

Other Income (expenses), net	$6,717	$252,483	-97.3%

Income before taxes	$20,031,645	$5,695,704	+251.7%

Income Taxes	$7,798,682	$1,884,244	+313.9%

Net Income	$12,232,963	$3,811,460	+221.0%

Basic and Diluted Earnings Per Share	$ 0.13	$ 0.04

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

	Net Revenue by Segment
	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
Segment		Percent of total		Percent of total
Bromine and Crude salt	$34,015,484	63%	$17,825,097	56%
Chemical Products	$20,233,166	37%	$13,911,119	44%
Total sales	$54,248,650	100%	$31,736,216	100%

Year Ended December 31
2007 vs. 2006
Segment	% Increase of Net Sales
Bromine and Crude salt	90.8%
Chemical Products	45.4%

Shouguang City Haoyuan Chemical Company Limited	Year Ended December 31
Product sold in metric tons	2007	2006	% Change
Bromine	17,648	10,035	+75. 9%

Crude Salt	51,000	No Production

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

Income from Operations

	Income from Operations by Segment
	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
Segments		% of total		% of total
Bromine and Crude salt	$14,181,054	66%	$1,728,746	32%
Chemical Products	$7,164,833	34%	$3,714,475	68%
Income from operations before corporate costs	$21,345,887	100%	$5,443,221	100%
Corporate costs	$(1,320,959)		$-
Income from operations	$20,024,928		$5,443,221

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

Selected Quarterly Financial Data

The following table provides selected quarter's financial data of the Company for fiscal years ended December 31, 2008, 2007 and 2006.

	Three Months Ended
In thousand, except per share amount	March 31	June 30	September 30	December 31	Total

Fiscal Year 2008
Operating revenue	$22,034	$23,766	$17,555	$24,133	$87,488
Operating income	8,447	8,559	5,083	8,488	30,577
Net income (loss)	6,147	6,286	3,737	6,225	22,395
Basic earnings (loss) per share	$0.06	$0.06	$0.04	$0.06	$0.22
Diluted earnings (loss) per share	$0.06	$0.06	$0.04	$0.06	$0.22
Operating income as a percentage of operating revenues	38.34%	36.01%	28.95%	35.17%	34.95%

Fiscal Year 2007
Operating revenue	$9,934	$12,260	$16,276	$15,310	$53,780
Operating income	3,856	4,772	6,186	5,211	20,025
Net income (loss)	2,557	3,101	3,946	2,629	12,233
Basic earnings (loss) per share	$0.03	$0.03	$0.04	$0.03	$0.13
Diluted earnings (loss) per share	$0.03	$0.03	$0.04	$0.03	$0.13
Operating income as a percentage of operating revenues	38.82%	38.92%	38.01%	34.04%	37.24%

Fiscal Year 2006
Operating revenue	$7,458	$7,861	$9,054	7,363	$31,736
Operating income	2,574	2,702	2,906	-2,739	5,443
Net income (loss)	1,670	1,813	1,932	-1,604	3,811
Basic earnings (loss) per share	$0.02	$0.02	$0.02	(.04)	$0.04
Diluted earnings (loss) per share	$0.02	$0.02	$0.02	$(.04)	$0.04
Operating income as a percentage of operating revenues	34.51%	34.37%	32.10%	-37.20%	17.15%

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, Cash and Cash Equivalents were $30,878,044 as compared to $10,773,875 as of December 31, 2007.  The components of this increase of $20,104,169 are reflected below.

Cash Flow

	Year Ended December 31
	2008	2007
Net cash provided by operating activities	$24,896,306	$15,968,028
Net cash used in investing activities	$(17,365,195)	$(22,679,319)
Net cash provided by (used in) financing activities	$11,272,480	$11,336,324
Effects of exchange rate changes on Cash	$1,300,578	$456,234
Net cash inflow	$20,104,169	$5,081,267

In 2008 the Company met its working capital and capital investment requirements mainly by using operating cash flows and notes payable.

The following table sets forth the information about the Company’s debt instruments as of December 31, 2008 (also see Note 7 of the Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplemental Data”):

	Year of Maturity
	2008	2009

Bank Borrowing	$3,770,250	-

Average Interest Rate	6.5%	-

Note payable including Current portion	$6,169,500	$5,484,000

Average Interest Rate	3.33%	n/a

Net Cash Provided by Operating Activities

During twelve months ended December 31, 2008, we had positive cash flow from operating activities of $24,896,306, primarily attributable to net income of $22,395,472.  Net cash provided by operating activities in 2008 improved by $8,928,278 from that of 2007.  The primary source of this was an increase in 2008 net income, which was $10,162,509 more than in 2007.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $17,365,195 to acquire additional mineral rights, property, plant and equipment during fiscal 2008. The acquisition was financed by cash flows from operating activities and proceeds from the issuance of notes payable totaling $36,690,878.

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

Working capital at December 31, 2008 was approximately $24,669,553 at December 31, 2008 as compared to $1,150,016 at December 31, 2007.

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

Management plans to invest approximately $25 million in 2009 on capital expenditures include assets acquisition and  expanding of current production line.  This figure includes $11.5 million paid for the acquisition of Yuan-Wang-Zhang assets in January of 2009.  We are not currently party to any contracts or other arrangements with respect to future acquisitions.

Contractual Commitments

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2008.

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$22,987,493	$4,650,000	$18,337,493	-	-
Capital Lease Obligations	-		-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$22,987,493	$4,650,000	$18,337,493	-	-

On January 24, 2009, the Company entered into an agreement to issue 21 million shares of the Company's common stock at a price equal to $1.0137 per share to Top King Group Limited, Billion Gold Group Limited. Topgood International Limited, in lieu of paying off in cash approximately $21.3 million in existing loans payable to Shenzhen Hua Yin Guaranty and Investment Limited Liability Company, a shareholder of the Company.  Upon the issuance of the shares, the aforesaid loans were deemed paid in full and cancelled.

Critical Accounting Policies and Estimates

Basis of Consolidation
The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, SCHC, SYCI and Hong Kong Jiaxing.  All material intercompany transactions have been eliminated in consolidation.

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

Accounts Receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts.  As of December 31, 2008 and 2007 the Company considered all accounts and other receivables collectable and did not record an allowance for doubtful accounts.

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

Financial Instruments
Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of the fair value of financial instruments held by the Company.  SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amount for notes payable approximates fair value because the underlying instruments approximate market rates.

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

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales.  For the years ended December 31, 2008 and 2007, shipping and handling costs were $424,819 and $384,868.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits and bills and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar at a constant exchange rate. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Most of the transactions of the Company are settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company is not exposed to significant foreign currency risk.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company and its subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” in this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 and 2006

C O N T E N T S

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 – F-4

CONSOLIDATED BALANCE SHEETS	F-5

CONSOLIDATED STATEMENTS OF OPERATIONS	F-6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	F-7

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS	F- 9 – F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F- 11 – F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Gulf Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Gulf resources, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements  based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with  accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109, on January 1, 2007, and as discussed in Note 14 to the Consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an adverse opinion thereon.

/s/  Morison Cogen, LLP

Bala Cynwyd, Pennsylvania
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Gulf Resources, Inc. and Subsidiaries

We have audited the internal control over financial reporting of Gulf Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were noted during our audit however, in management’s assessment, management concluded that these deficiencies were not material weaknesses as of December 31, 2008:

1.
Insufficient complement of accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

2.	Inability to timely and properly recognize issuance of share-based compensation.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 12, 2009 on these financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Gulf Resources, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 12, 2009

GULF RESOURCES , INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	Years ended December,
	2008	2007
CURRENT ASSETS
Cash	$30,878,044	$10,773,875
Accounts receivable	11,674,645	3,945,000
Inventories	418,259	413,391
Prepaid expenses	-	145,484
Prepayment and deposit	229,408	236,269
Prepaid land lease	15,849	13,521
Deferred tax asset	3,453	-
Other receivable	2,641	-
Total Current Assets	43,222,299	15,527,540
Property, Plant and Equipment, Net	45,399,456	30,105,185
Prepaid land lease, Net of current portion	737,711	697,107
Total Assets	$89,359,466	$46,329,832

Liabilities and stockholders’ Equity
Current Liabilities
Bank Loan	-	3,770,250
Accounts payable and accrued expenses	$4,746,994	$2,928,248
Loan payable	4,034,250	-
Note and loan payable – related parties	4,650,000	6,169,500
Due to related party	852,067	32,230
Taxes payable	4,269,442	1,477,296
Total Current Liabilities	18,552,753	14,377,524
Non Current Liabilities
Note payable, net of current portion	18,337,493	5,484,000
Total Liabilities	36,890,246	19,861,524

Stockholders’ Equity

PREFERED STOCK ; $0.001 par value; 1,000,000 shares
authorized none outstanding	-	-
COMMON STOCK; $0.0005 par value; 400,000,000 shares
authorized; 99,668,842 shares issued and outstanding	49,834	49,834
Additional Paid in Capital	13,035,293	11,924,616
Retained Earnings Unappropriated	31,817,465	11,323,518
Retained Earnings Appropriated	3,223,418	1,321,893
Cumulative Translation Adjustment	4,343,210	1,848,447
Total Stockholders’ Equity	52,469,220	26,468,308

Total Liabilities and stockholders’ Equity	$89,359,466	$46,329,832

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES , INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
REVENUE
Net sales	$87,488,334	$53,780,313	31,736,216
Maintenance service income	-	468,337	-
	87,488,334	54,248,650	31,736,216
OPERATING EXPENSES
Cost of net revenue	(52,302,085)	(32,108,180)	(20,503,829)
Consulting fees	-	-	(5,344,395)
Research and development cost	(514,780)	(268,168)	-
General and administrative expenses	(4,094,312)	(1,847,374)	(444,771)
	(56,911,177)	(34,223,722)	(26,292,995)

INCOME FROM OPERATIONS	30,577,157	20,024,928	5,443,221

OTHER INCOME (EXPENSES)
Interest expense	(60,111)	(161,577)	-
Rental income	-	15,801	-
Sundry income	(3,764)	97,524	246,493
Interest income	94,129	54,969	5,990
	30,254	6,717	252,483
INCOME BEFORE INCOME TAXES	30,607,411	20,031,645	5,695,704

INCOME TAXES	(8,211,939)	(7,798,682)	(1,884,244)

NET INCOME	$22,395,472	$12,232,963	3,811,460

EARNINGS PER SHARE
BASIC	$0.22	$0.13	$0.04
DILUTED	$0.22	$0.13	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	99,668,842	96,688,504	86,410,880
DILUTED	99,668,842	96,688,504	86,410,880

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006
NET INCOME	$22,395,472	$12,232,963	$3,811,460

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,494,763	1,480,056	227,906

COMPREHENSIVE INCOME	$24,890,235	$13,713,019	$4,039,366

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				Statutory	Statutory
			Additional	Common	Public		Cumulative
	Number	Common	Paid-in	Reserve	Welfare	Retained	Translation
	of Shares	Stock	Capital	Fund	Fund	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2005	85,376,236	$42,688	$1,733,304	$696,719	$348,359	$5,918,390	$140,485	$8,879,945
Issue of share capital at merger	1,034,644	517	(517)	-	-	-	-	-
Capital Contribution	-	-	936,030	-	-	-	-	936,030
Net income for year	-	-	-	-	-	3,811,460	-	3,811,460
Dividend distribution	-	-	-	-	-	(5,622,880)	-	(5,622,880)
Transfer to reserve funds	-	-	-	381,145	190,573	(571,718)	-	-
Cumulative translation adjustment	-	-	-	-	-	-	227,906	227,906
BALANCE AT DECEMBER 31, 2006	86,410,880	$43,205	$2,668,817	$1,077,864	$538,932	$3,535,252	$368,391	$8,232,461
Common stock issues as payment for accrued expenses	9,979,800	4,990	5,339,405	-	-	-	-	5,344,395
Common stock issuance for prepaid expenses	900,000	450	892,050	-	-	-	-	892,500
Common stock issuance for acquiring assets	1,558,572	779	1,986,400	-	-	-	-	1,987,179
Common stock issuance for acquiring assets	819,590	410	940,890	-	-	-	-	941,300
Issuance of stock options	-	-	97,054	-	-	-	-	97,054
Transfer from Statutory Public Welfare Fund	-	-	-	538,932	(538,932)	-	-	-
Transfer from Statutory Common Reserve Fund	-	-	-	(294,903)	-	294,903	-	-
Cumulative translation adjustment	-	-	-	-	-	-	1,480,056	1,480,056
Dividend distribution	-	-	-	-	-	(4,739,600)	-	(4,739,600)
Net income for year ended December 31, 2007	-	-	-	-	-	12,232,963	-	12,232,963
BALANCE AT DECEMBER 31, 2007	99,668,842	$49,834	$11,924,616	$1,321,893	$-	$11,323,518	$1,848,447	$26,468,308
Cumulative translation adjustment	-	-	-	-	-	-	2,494,763	2,494,763
Waiver of accrued interest	-	-	131,533	-	-	-	-	131,533
Issuance of stock options	-	-	28,500	-	-	-	-	28,500
Issuances of warrants for consulting expenses	-	-	950,644	-	-	-	-	950,644
Transfer to Statutory Common Reserve Fund	-	-	-	1,901,525	-	(1,901,525)	-	-
Net income for year ended December 31,2008	-	-	-	-	-	22,395,472	-	22,395,472

BALANCE AT DECEMBER 31,2008	99,668,842	$49,834	$13,025,293	$3,223,418	$-	$31,817,465	$4,343,210	$52,469,220

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,395,472	$12,232,963	$3,811,460
Adjustments to reconcile net income
Net cash provided by operating activities Amortization of warrants and options	979,144	-	-

Amortization of prepaid expenses	145,484	747,016	-

Depreciation and amortization	4,727,865	1,298,451	283,454
Stock-based compensation expense	-	97,054	-
(Increase) decrease in assets	-	-	-
Accounts receivable	(7,203,377)	(2,347,199)	(915,152)
Inventories	49,955	86,336	440,239
Prepaid expense	-	-	(558,787)
Prepayment and deposit	(588,542)	(226,911)	29,822
Deferred tax	(3,448)	-
Income tax receivable	-	-	(1,088,359)
Increase (decrease) in liabilities	-	-
Accounts payable and accrued expenses	1,788,969	2,014,738	5,662,627
Taxes payable	2,604,784	2,065,580	(1,248,108)

Net cash provided by operating activities	24,896,306	15,968,028	6,417,196

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment	(17,365,195)	(22,679,319)	(1,573,003)

Net cash used in investing activities	(17,365,195)	(22,679,319)	(1,573,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to director	-	-	(121,829)
Capital contribution	-	50,000	936,523
Proceeds from bank loan	-	3,620,925	-
Proceeds from loan payable	4,023,250	-	-
Advances from/(to) related party	852,105	1,213,049	(18,835)
Proceeds from issuance of notes and loan payable - related parties	10,240,800	11,191,950	-
Repayment on bank loan	(3,843,675)	-
Dividends paid	-	(4,739,600)	(5,675,764)

Net cash provided by (used in) financing activities	11,272,480	11,336,324	(4,879,905)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	1,300,578	456,234	185,931

NET INCREASE IN CASH & CASH EQUIVALENT	20,104,169	5,081,267	150,219

CASH & CASH EQUIVALENT - BEGINNING OF YEAR	10,773,875	5,692,608	5,542,389

CASH & CASH EQUIVALENT - END OF YEAR	$30,878,044	$10,773,875	$5,692,608

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid during the period for:
Income taxes	$6,813,943	$6,123,070	$4,637,792
Interest paid	59,976	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Waiver of accrued interest	$131,533	$-	$-
Issuance of common stock as payment for accrued expenses	$-	$5,344,395	$-

Issuance of common stock for prepaid expenses	$-	$892,500	$-

Issuance of common stock for acquiring assets	$-	$2,928,479	$-

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES , INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The consolidated financial statements have been restated for all periods prior to the mergers to include the financial position, results of operations and cash flows of the commonly controlled companies.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Accounts Receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts.   As of December 31, 2008, 2007 and 2006 the Company considered all accounts and other receivables collectable and has not recorded an allowance for doubtful accounts .

Concentration of Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms

Inventories
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
DECEMBER 31, 2008

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

Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Values of Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts and other receivables, accounts payable, short-term loans, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of long-term loans payable approximate fair value since the interest rate associated with the debt approximates the current market interest rate

Reporting Currency and Translation
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

Revenue Recognition
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition , the Company recognizes revenue, net of any taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.  Subject to these criteria, the Company generally recognizes revenue at the time of shipment or delivery to the customer, and when the customer takes ownership and assumes risk of loss based on shipping terms.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales.  For the years ended December 31, 2008 and 2007,2006 shipping and handling costs were $424,819 and $384,868, and $492,749

Basic and Diluted Net Income per Share of Common Stock
In accordance with Financial Accounting Standards No. 128, “Earnings per Share”, basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

Reclassification
Certain prior year amounts on the balance sheet and statement of cash flow have been reclassified to conform with current year presentation.  These reclassification had no effect on previously reported results of operation or financial position.

Recently Adopted Accounting Pronouncements

FIN 48 – Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.   The provisions of FIN 48 are to be applied to all tax positions under Statement No. 109 upon initial adoption.  The cumulative effect of applying the provisions of this interpretation is to be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No.162, which did not have any impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

SFAS No. 160 – Noncontrolling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company has not yet determined the impact of the adoption of SFAS No. 160 on its consolidated financial statements and footnote disclosures.

SFAS No. 141R – Business Combinations

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

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FSA 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

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

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is currently not applicable to the Company since the Company does not have any convertible debt.

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of EITF Issue No. 07-05 on its consolidated financial statements and footnote disclosure.

NOTE 2 – ASSETS ACQUISITIONS

On April 7, 2007, the Company’s wholly owned subsidiary, SCHC, acquired assets from Mr. Wenbo Yu (the “Yuwenbo property” or “Factory No. 2”) in exchange for 1,558,572 newly issued shares of the Company’s common stock valued at $1,987,179 and $3,076,923 in cash.  Factory No. 2 includes a 50 year mineral rights and land lease covering 1,846 acres of real property through December 2052, with approximately 230,000 metric tons of non-reserve mineralized materials of bromine and 575 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2 – ASSETS ACQUISITIONS (Continued)

On June 8, 2007, SCHC acquired assets from Mr. Donghua Yang (the “Yangdonghua property” or “Factory No. 3”) in exchange for 819,590 newly issued shares of the Company’s common stock valued at $941,300 and $4,837,233 in cash and an interest-free promissory note in the aggregate principal amount of $889,005, with a maturity date of July 8, 2007.  The Company issued the promissory note, and the promissory note was fully paid in June 2007.  Factory No. 3 include a 50-year mineral rights and land lease covering 2,318 acres of real property through April 2052, with non-reserve mineralized materials of approximately 280,000 metric tons of bromine and 405 wells, and the related production facility, the pipelines, other production equipment, and the buildings located on the property.

On October 25, 2007, SCHC acquired substantially all of the assets of Shouguang City Renjia Area (the “Wangjiancai property” or Factory No. 4”), a bromine producer located in close proximity to SCHC for $6,399,147 in total cash consideration.  Factory No. 4 includes a 50-year mineral rights and land lease covering 2,165 acres through April, 2052, which has been paid in the full. The property has approximately 225,000 metric tons of non-reserve mineralized materials of bromine and. Additional assets to be conveyed with the purchase include the related production facility, wells, pipelines and other production equipment, in addition to the current buildings and other assets on the property.

On October 26, 2007, SCHC acquired substantially all of the assets of Shouguang City Houxing Area (the “Liuxingji Assets” or “Factory No. 5”), a bromine producer located in close proximity to SCHC for $6,665,778 in total cash consideration. Factory No. 5 includes a 50-year mineral rights and land lease covering 2,310 acres through April 2052, which has been paid in the full. The property has approximately 240,000 metric tons of non-reserve mineralized materials of bromine. Additional assets to be conveyed with the purchase include the related production facility, wells, pipelines and other production equipment, in addition to the current buildings and other assets on the property.

On January 8th, 2008, the Company  acquired substantially all of the assets owned by Xiaodong Yang in the Shouguang City Hanting  Area (the “Yangxiaodong property” or Factory No. 6”).  The Yangxiaodong property includes a 50-year mineral rights and land lease covering 1,069 hectares of real property, with non-reserve mineralized materials of  approximately 205,000 tons of bromine and 294 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $9,722,222.

Each of the asset acquisitions described above was not in operation when the Company acquired the asset.  The owners of each of the assets did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to Factory No. 2, the assets had not been operational for nine months; with respect to Factory No. 3, the assets had not been operational for eleven months; with respect to Factory No. 4 and No. 5, the assets had not been operational for fifteen months; with respect to Factory No. 6, the assets had not been operational for eighteen months.

In accordance with Emerging Issues Task Force No.98-3 “Determining Whether a Non Monetary Transactions Involves Receipt of Productive Assets of a Business”, the Company recorded the above transactions as purchase of assets.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3 – INVENTORY

Inventory consists of:

	Years ended December 31,
	2008	2007

Raw Material	$202,435	$310,548
Finished Goods	229,638	102,843
Allowance for obsolete and slow moving inventory	(13,814)	-
	$418,259	$413,391

There was $ 13,814 allowance made for obsolete or slow moving inventory as of December 31, 2008, no allowance made for obsolete or slow moving inventory as of December 31, 2007

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

NOTE 5 – INCOME TAX RECEIVABLE

The Income tax receivable of $1,111,154 in Shouguang City Haoyuan Chemical Company Limited in 2006 was not fully refunded. As a result, $707,000 was recognized as the Income taxes expense in 2007

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following :
	As of December 31,
	2008	2007
At cost:
Mineral rights	$5,840,594	4,221,059
Buildings	6,410,813	2,379,252
Plant and machinery	37,619,002	24,280,820
Motor vehicles	57,947	54,154
Furniture, fixtures and office equipment	2,353,789	1,120,058

Total	52,282,144	32,055,343

Less: accumulated depreciation and amortization	6,882,688	1,950,158
Net book value	$45,399,456	30,105,185

There were no impairment provisions made at December 31, 2008 and 2007

During the year ended December 31, 2008, depreciation and amortization expense totaled $4,727,865 of which $ 4,584,072 and $ 143,793 were recorded as cost of sales and administrative expenses, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 7 – LOAN PAYABLE

This amount is interest free with no fixed terms of repayment, and not secured against the company’s assets. This amount is owed to a non-related party

NOTE 8 – BANK LOAN

	December 31,	December 31,
	2008	2007

Bank borrowing from Citibank (China) Company Limited Shanghai Branch of $3,770,250 was due March 30, 2008 at the prevailing interest rate regulated by The People’s Bank of China minus 5% from October 31, 2007 to March 30, 2008, guaranteed by a shareholder, Shenzhen Huayin Guaranty and Investment Company Limited.	$-	$3,770,250

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9 – NOTES AND LOAN PAYABLE – RELATED PARTIES

	December 31,	December 31,
	2008	2007

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited with interest at 3.33% per annum from March 20, 2007 to March 19, 2008 and was due on March 19, 2008. In March 2008, this amount was consolidated as part of the $ 18,337,493 loan	-	6,169,500

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, non-interest bearing, pursuant to an agreement which, as is Chinese custom, states that the loan need not be paid in the immediate future. The Company believes the earliest the loan would be required to be repaid is January 2011. This loan is denominated in RMB.	18,337,493	5,484,000

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, non-interest bearing and is due May 2009. The loan is denominated in US dollars.	3,000,000	-

Loan from a stockholder First Capital Limited is unsecured, non-interest bearing with no fixed term of repayment.	1,650,000	-

Total loans	22,987,493	11,653,500
Less: current portion	(4,650,000)	(6,169,500)
Long-term loans, less current portion	$18,337,493	$5,484,000

Future maturities of notes payable-related parties are as follows:

2009	$-	$-
2010	-	-
2011	18,337,493	5,484,000
Total	$18,287,493	$5,484,000

During the three months ended March 31, 2008, Shenzhen Huayin Guaranty and Investment Company Limited, a stockholder, waived $131,533 of accrued interest, which was recorded as a credit to additional paid in capital.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 10 – DUE TO A RELATED PARTY

Amounts represent payables due to a company whose stockholder and director is also a stockholder and director of the company

Due to related parties consists of the following:

	December 31,	December 31,
	2008	2007
	(unaudited)	(audited)

Advance from major stockholder - First Capital Limited	$-	$32,230
Due to related company - Jiaxing Lighting	852,067	-
	$852,067	$32,230

The $32,230 due to related party represents advance from major stockholder.  The $852,067 due to related company represents funds received from Jiaxing Lighting for investment purpose in SCHC.  Mr. Ming Yang, CEO of the Company, is the director and shareholder of Jiaxing Lighting. Advance from major stockholder and balances due to related company are unsecured, non-interest bearing and have no fixed repayment terms.

NOTE 11 – TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2008	2007

Income tax payable	$2,329,227	$798,090
Mineral resource compensation fee payable	291,861
Value added tax payable and others	1,6548,354	679,206
Total	$4,269,442	$1,477,296

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 12 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to allocate its profit after tax to the following reserves:

Statutory Common Reserve Funds
SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. Due to the increase in capital contribution in SCHC in 2008, the statutory common Reserve Fund as of December 31, 2008 is 40% of its registered capital after the 10% allocation of its net profit after tax to the reserve.

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

NOTE 13 – COMMON STOCK

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 14 – STOCK-BASED COMPENSATION

 On January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method as permitted under SFAS No. 123R.  Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. There were no share-based payments granted prior to 2007 and therefore there were no unrecognized compensation cost as of December 31, 2006

During the year ended December 31, 2007, the Company’s net income was reduced by approximately $97,054,due to stock-based compensation expense as a result of the adoption of SFAS No. 123R and the issuance of stock options, as shown below. There was no stock granted during the year ended December 31, 2006.

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

The Company issued 1,000,000 warrants on February 5, 2008 at a price of $2.51 per share as part of a consulting agreement with its investor relations firm. The warrants were valued using the Black-Scholes option-pricing  model with assumed 86% volatility, a three year expiration term, a risk free rate of 3% and a dividend yield of 0%. These warrants may be exercised through the third anniversary of the date of the agreement , and vested in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. The consulting expense is recognized on a straight line basis over the one year period of the related consulting agreement. The related expense for the period ended December 31,2008 is $923,454.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 14 – STOCK-BASED COMPENSATION (Continued)

The Company issued 100,000 warrants on August 1, 2008 at a price of $1.20 per share as part of a consulting agreement with its investor relations firm. These options fully vest on August 1, 2009. The warrants were valued at $65,000 using the Black-Scholes option-pricing  model with assumed 1,430% volatility, a four year expiration term, a risk free rate of 3% and a dividend yield of 0%. The value of the warrants will be expensed over one year, which is the term of the consulting agreement. For the year ended December 31, 2008, $26,890 was recognized as consulting expense.

In the fourth quarter of 2008, the Company granted to two Board members options to purchase a total of 100,000 shares (50,000 each) of the Company’s common stock at an exercise price of $0.21 and $0.36 per share and the options vested immediately.

The options were valued at $28,500 using the Black-Scholes option pricing model with assumed 1,430% volatility, a three year expiration term, a risk free of 3% and a dividend yield of 0%. For the year ended December 31, 2008, $28,500 was recognized as consulting expense.

The vesting of the options is the contingent on the continued participation as a Board of Director. The option expires in three years. Based on the Black-Scholes option pricing model, the options were valued at $28,500. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the year ended December 31, 2008 of $28,500 in connection with the issuance of these options

The following table summarizes all Company stock option transactions between January 1,2008 and December 31, 2008.

	Option &Warrants Outstanding	Option &Warrants Vested	Range of Exercise Price per Common Share
Granted or vested during year ended December 31, 2007	100,000	100,000	$2.00 - $2.05
Balance, December 31, 2007	100,000	100,000	$2.00 - $2.05
Granted or vested during year ended December 31, 2008	1,200,000	349,999	$0.21 -$ 2.51
Expired during the year ended December 31, 2008	-	-	-
Balance, December 31, 2008	1,300,000	449,999	$0.21 - $2.51

Stock and Warrants Options Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at December 31, 2008	Contractual Life (Years)	Currently Exercisable

$0.21-$2.51	449,999	1.60	$ 1.91

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 15 – DIVIDEND DISTRIBUTION

On January 31, 2007, SYCI distributed a dividend to two stockholders in the amount of $2,189,600. On February 5, 2007, in conjunction with the merger of SYCI, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI.

On February 13, 2006, SCHC distributed dividend to two stockholders in the amount of $2,450,680.
On March 15, 2006, SYCI distributed dividend to two stockholders in the amount of $3,172,200.

NOTE 16 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109.

United States

Gulf Resources Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2008, 2007 and 2006 believes that its earnings are permanently invested in the PRC.

BVI
Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong
Hong Kong Jiaxing Industrial Limited  was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the year.  The applicable statutory tax rate for the year ended December 31, 2008 is 16.5%, for the years ended December 31, 2007 and 2006 is 17.5%.

PRC

Enterprise income tax (“EIT”) for SCHC and SYCI in the PRC is charged at 25% of the assessable profits,  of which 15% is for national tax and 10% is for local tax.

The components of the provision for income taxes from continuing operations are:

	Year ended December 31
	2008	2007	2006

Current taxes – PRC	$8,202,477	$7,043,641	$1,879,582
Non-deductible items disallowed for prior year	-	706,869	-
Others	9,462	48,172	4,662

	$8,211,939	$7,798,682	$1,884,244

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 16 – INCOME TAXES - (Continued)

The effective income tax expenses differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows :-

	Year ended December 31
	2008	2007	2006

Statutory income tax rate	25%	33%	33%
Non-deductible items disallowed for prior year	-%	4%	-%
Non-deductible items	2%	2%	-%

Effective tax rate	27%	39%	33%

Deferred taxes $ 3453 has been made as of December 31, 2008

No provision for deferred taxes has been made as there were no material temporary differences as of December 31, 2007 and 2006

The company adopted FIN 48 effective January 1, 2007 which did not require an accrual for uncertain tax positions as of January 1, 2007.

There was no change in unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2007 and 2008.

Tax years from 2005 through 2007 remain subject to examination by major tax jurisdiction.

NOTE 17 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information” , which requires the Company to provide certain information about their operating segments   This classification   is   based on the nature of the products consistent with the method by which the Company’s chief operating decision-maker assesses the operating performance and allocates resources .   The Company has two reportable segments:  bromine and crude salt, and chemical products.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 17 – BUSINESS SEGMENTS (Continued)

	Bromine
	and Crude	Chemical	Segment		Consolidated
December 31, 2008	Salt	Products	Total	Corporate	Total

Net revenue	63,664,156	$23,824,178	$87,488,334	$-	$87,488,334
Income (loss) from operations	24,663,244	8,121,203	32,784,447	(2,209,290)	30,577,157
Total assets	67,868,644	20,899,118	88,767,762	591,704	89,359,466
Depreciation and amortization	4,123,131	604,734	4,727,865	-	4,727,865
Capital expenditures	10,529,286	6,835,909	17,365,195	-	17,365,195

December 31, 2007

Net revenue	34,015,484	19,764,829	53,780,313	-	53,780,313
Maintenance service income	-	468,337	468,337	-	468,337
Income (loss) from operations	14,181,054	7,164,833	21,345,887	(1,320,959)	20,024,928
Total assets	36,614,939	9,516,930	46,131,869	197,963	46,329,832
Depreciation and amortization	1,111,580	186,871	1,298,451	-	1,298,451

December 31, 2006

Net revenue	17,825,097	13,911,119	31,736,216	-	31,736,216
Income (loss) from operations	1,728,746	3,714,475	5,443,221	-	5,443,221
Total assets	9,835,484	5,069,584	14,905,068	50,000	14,955,068
Depreciation and amortization	213,092	70,362	283,454	-	283,454

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 17 – BUSINESS SEGMENTS (Continued)

	Years ended December 31,
Reconciliations	2008	2007	2006

Total segment operating income	$32,784,447	$21,345,887	$5,443,221
Corporate overhead expenses	(2,209,290)	(1,320,959)	-
Other income (expense), net	30,254	6,717	252,483
Income tax expense	(8,211,939)	(7,798,682)	(1,884,244

Total consolidated net income	$22,395,472	$12,232,963	$3,811,460

NOTE 18 – MAJOR SUPPLIERS

During the year ended December 31, 2008, the Company purchased  49% of its raw material from two suppliers.  At December 31, 2008, amounts due to those suppliers included in accounts payable were $558,598.  This concentration makes the Company vulnerable to a near-term adverse impact, should the relationships be terminated.

NOTE 19 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers.  During the year ended December 31, 2008, sales to the Company’s largest customer aggregated $8,912,065, or approximately 10% of total net revenue.  At December 31, 2008, amounts due from this customer were $1,237,980.  This concentration could make the Company vulnerable to a near-term adverse impact, should the relationships be terminated.

NOTE 20 – FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 20 – FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT (Continued)

The commitment period under the Fixed Price Standby Equity Distribution Agreement was to expire on the earliest to occur of (i) the date on which the Investors have purchased an aggregate amount of $60 million shares of our common stock under the Fixed Price Standby Equity Distribution Agreement, (ii) the date occurring eighteen months after the Effective Date, or (iii) the date the Agreement is earlier terminated as defined in the agreement. No sale or distribution of stock under this Agreement has been made. On March 6, 2008 the Company terminated the Fixed Price Standby Equity Distribution Agreement.

NOTE 21 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. According to the Co-op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually during the next five years to East China University of Science and Technology for research. As of December 31, 2008, $500,000 has been paid and recognized as research and development expense.

NOTE 22 – FORWARD STOCK SPLIT

On October 19, 2007, the Board of Directors recommended and the holders of a majority of the outstanding Common Stock voted in favor of resolutions in connection with the following actions:

Amending the Company's Certificate of Incorporation, as amended, (i) to affect a forward stock split of the issued and outstanding shares of the Company's Common Stock on the basis of two (2) post-split shares of Common Stock for every one (1) pre-split share of Common Stock (the "Forward Stock Split") and (ii) to increase the total number of authorized shares of Common Stock from 70,000,000 to 400,000,000 (the "Authorized Shares Increase").  All shares and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.

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

NOTE 23 – RELATED PARTY TRANSACTIONS

	December 31, 2008	December 31, 2007
	(unaudited)	(audited)
Waiver of interest expenses during first quarter 2008 by a related party:
Shenzhen Huayin Guaranty and Investment Company Limited (Note 9)	$131,533	$-
Note and loan payable – First Capital Limited (Note 9)	1,650,000
Shenzhen Huayin Guaranty and Investment Company Limited (Note 9)	$21,337,493	$11,653,500
Due to related party:
Jiaxing Lighting (Note 10)	$852,067	$-
Advance from major stockholder - First Capital Limited	-	32,230
	$852,067	$32,230

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 24 – SUBSEQUENT EVENTS

On January 24, 2009, the Company entered into an agreement to issue an aggregate of 21 million shares of the Company's common stock at a price equal to $1.0137 per share to Top King Group Limited ("Top King"), Billion Gold Group Limited ("Billion Gold"), Topgood International Limited ("Topgood"), in lieu of paying off in cash approximately $21.3 million in existing loans payable to Shenzhen Hua Yin Guaranty and Investment Limited Liability Company, a shareholder of the Company.  On March 3, 2009 the Company issued shares in the amount of six million shares to Top King, eight million shares to Billion Gold, and seven million shares to Topgood, and the aforesaid loans were deemed paid in full and cancelled.

On January 30, 2009, the Company acquired substantially all of the assets owned by Qiufen Yuan, Han Wang and Yufen Zhang in the Shouguang City Renjiazhuangzi Village North Area (the ‘Yuan-Wang-Zhang property” or “Factory No. 7”).  Factory No. 7 includes a 50-year mineral rights and land lease covering 652 hectares of real property, with non-reserve mineralized materials of  approximately 3,000 tons of bromine and 200,000 tons of crude salt, and 350 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. Factory No. 7 had not been operations for twelve months prior to the acquisition.  The total purchase price for the acquired assets was $11,500,000, of which $10,000,000 was paid in cash and $1,500,000 was paid by the issuance of 1,500,000 shares of the Company’s common stock on March 3, 2009. The company recorded the transaction as an asset acquisition in accordance with SFAS 141(R)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, revaluated the effectiveness as of December 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures had material weaknesses and were ineffective.  The conclusion that we had material weakness in our disclosure controls and procedures was based on the fact that during 2008, the Company made inaccurate disclosures regarding five asset acquisitions of bromine production facilities (the “Asset Acquisitions”) in current reports on form 8-K and in its quarterly reports on Form 10-Q.  Disclosures regarding the Asset Acquisitions included references to “approximate annual ideal production capacity” figures, “capacity utilization” figures and “production output” figures for the Asset Acquisitions.  These references mistakenly implied that such assets were then operating at the production capacities, capacity utilization rates and production output levels specified.  However, each of these assets was not in operation when the Company acquired the asset.  The owners of each of the assets did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.   The assets had not been operational from nine to eighteen months before they were acquired.  Therefore, the references to production capacity figures, capacity utilization figures and production output figures should have stated that these figures were estimates of future production capabilities based on existing facilities and equipment and amounts of capital expenditure the Company planned for these assets to fund improvements and make them operational.  As a result, the Company filed a Current Report on Form 8-K on January 29, 2009 correcting the statements it had previously made in disclosures regarding the Acquired Assets.

The inaccurate disclosures resulted from the Company having inexperienced staff that is responsible for ensuring that information required to be disclosed in our periodic reports and current reports on Form 8-K is disclosed, processed, summarized and reported accurately and on a timely basis.  The Company’s management intends to take all necessary steps to address these material weaknesses in its disclosure controls and has adopted a comprehensive disclosure policy implementing procedures to strengthen disclosure controls.  In implementing the disclosure policy we may be required to hire additional personnel who will be tasked to ensure that all information is recorded, processed summarized and communicated properly.  The costs associated with implementing the disclosure policy would primarily be the possible investment by the Company in hiring new personnel to handle this responsibility. Such costs cannot yet be determined.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 disclosed a number of areas where the procedures required by Section 404 had not been fully implemented due, in certain instances, to the operating procedures of SCHC and SCYI.  During 2008, the Company adopted and implemented changes which were recommended by management. We also established an internal control team who designed and monitored our internal controls throughout 2008.

Based upon the Company's assessment of its internal controls over financial reporting as of December 31, 2008, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Even though management concluded that the internal controls over financial reporting were effective, management determined, based on weakness discussed in the auditor’s report on the internal control over financial reporting included in this annual report, that there are still weaknesses in our internal controls.  However, we disagree with the auditor and do not believe that these weaknesses are material weakness. We would like to elaborate on each weakness raised by the auditor as follows:

1.
Insufficient complement of accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

During 2008 our financial director left the Company.  As a result, the Company was required to employ new financial staff, who were not familiar with its previous financial operations.  As a result, this new staff discussed with our auditors many issues about historical information related to our financial operations while preparing this annual report. The Company’s financial staff understands that it is responsible for preparing all of the Company’s financial statements and notes independently. We believe that we do have capable accounting personnel with the appropriate level of accounting knowledge, experience and training in the applicability of accounting principles generally accepted in the United States. All of the Company’s financial staff are strictly selected from a pool of persons with accounting expertise by our Human Resource Department. Management believes our accounting personnel will continue to improve in the future as they become more familiar with our operations.

2.	Inability to timely and properly recognize issuance of share-based compensation.

We agree with auditor’s report on this point that this is a weakness in our internal control. However, we do not believe it is material.  Because the Company’s financial director left in 2008, we did not properly recognize the issuance of share-based compensation until our Chief Financial Officer, Mr. Li Min, identified this issue. The Company then properly disclosed the transaction and made an adjustment.

To address these weaknesses included in the auditor’s report, among other things, we are planning to continuously evaluate, enhance and upgrade the Company’s financial controls and procedures at its operating subsidiaries. The Company is also considering retaining a consultant to assist in this upgrade.  Such improvements are intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.]

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our directors, executive officers and key employees are:

Name	Age	Title
Ming Yang	42	Chairman and Director
Xiaobin Liu	41	Chief Executive Officer and Director
Min Li	31	Chief Financial Officer and Director
Naihui Miao	40	Secretary and Director
Richard Khaleel	58	Director
Biagio Vignolo	61	Director
Shi Tong Jiang	41	Director

Ming Yang has served as Chairman of Shouguang City Yuxin Chemical Company Limited since July 2000. Since May 2005, Mr. Yang has served as Chairman of Shouguang City Haoyuan Chemical Company Limited, Shouguang City He Mao Yuan Bromize Company Limited, and Shouguang City Qing River Real Estate Construction Company.  He was nominated as director of Qinghe Oil Field Office in 1993, where he managed operations. In 1997 he was appointed chairman and general manager of Shouguang Qinghe Shiye LLC and during the next three years its profits doubled. He took the position of general manager of Shouguang City Yu Xin Chemical Industry Co., Ltd. in 2000. During his stay, he focused on quality management and technology progress, which led to a 100 percent success rate of all products. He also helped the company successfully pass the ISO certification and become a private high-tech enterprise. In 2005 he was appointed to the position of chairman, where he has helped the company to become a leading producer of bromine and crude salt in China.  In 2006 he became the chairman of Gulf Resources, Inc. Mr. Yang has been the representative of Shandong Shouguang congress since 1995 and in 1998 he was awarded as Honorary Entrepreneur in Weifang City.

Xiaobin Liu was appointed as Chief Executive Officer and Director on March 10, 2009. Mr. Liu joined the Company as Vice President in January 2007.  Before he joined the Company, Mr. Liu had served as Vice President of Shenzhen Dasheng Corporation, a public company in China, from 2005 to 2006, Manager of Securities Department with Saige International Trust and Investment Corporation from 2000 to 2005, Vice President with Hainan Wanquanhe Development Corporation from 1995 to 2000.  Prior to that, Mr. Yang worked in the Financial Department of Chinese Black Metal Limited Company from 1992 to 1995 and the Financial Department of Shaanxi Aircraft Manufacturing Company from 1988 to 1992.  Mr. Liu earned a masters degree from the Economic and Management School at Hong Kong City University.

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

Biagio Vignolo was appointed a director on November 6, 2007.   Mr. Vignolo has been CFO of Perseus Books Group since  May of 2008.   Prior to that he was a partner with Tatum, LLC, the largest executive services firm in the US since 2005.    As a Tatum Partner  he was the acting  CFO for Sara Lee's $5 billion Hanes Brands, Inc. division where he where he built a separate financial team for the new public company as it separated from Sara Lee and also implemented Sarbanes-Oxley controls.   From 2003 through 2005, Mr. Vignolo was Executive Vice President and Chief Financial Officer at Exide Technologies.   From 1989 to 2001, Mr. Vignolo was Executive Vice President and CFO of Sun Chemical Corp.  Mr. Vignolo received a B.S. degree in Accounting from Rider University.

Shi Tong Jiang was appointed a director on April 23, 2008.  Mr. Jiang is Chief of the Shouguang City Audit Bureau, Shandong Province, has been with the Audit bureau since 1990. During his career at the Shouguang City Audit Bureau he has held multiple positions including, Auditing Officer and Audit Section Deputy Chief. The Shouguang City Audit Bureau is responsible for the independent audit supervision of the affairs of the government. From 1987 to 1990 Mr. Jiang attended Shandong Financial Institution.

Corporate Governance: Board Committees and Independent Directors

Our Board of Directors held 6 meetings during 2008. Our Board of Directors established an Audit Committee in October 2007. The members of the Audit Committee are Richard Khaleel, Biagio Vignolo and Shi Tong Jiang.  The Audit Committee is responsible for reviewing the results and scope of the audit, and other services provided by our independent auditors, and reviewing and evaluating our system of internal controls.  Mr. Vignolo is the Audit Committee Financial Expert and Mr. Jiang is the chair of the Audit Committee.  Our audit committee met four times during 2008.   Our Board of Directors has determined that Messrs. Khaleel, Vignolo and Jiang are “independent directors” within the meaning of Rule 10A-3 under the Exchange Act, as determined based upon the criteria for “independence” set forth in the rules of The NASDAQ Stock Market, Inc.

We have not established a Compensation Committee or a Nominating Committee. Since our common stock is quoted on the OTC Bulletin Board, our Board currently has no plans or need to establish a compensation committee to determine guidelines for determining the compensation of its executive officers or directors For similar reasons, it has not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

Compensation of Directors

We have entered into an agreement on October 24, 2007 and November 6, 2007 with  Richard Khaleel and Biagio Vignolo, respectively pursuant to which we pay them $32,500 per annum for serving as a director, plus additional fees for serving on committees of the Board.  In addition, those agreements provide that we will grant Mr. Khaleel and Mr. Vignolo options to purchase 50,000 shares of our common stock upon execution of the agreements, and on the anniversary of that date in 2008 and 2009 at an exercise price not less than the closing sale price of such stock on the date of grant.  The granting of future options is contingent upon the individual’s continued service with our company.

We have agreed to pay Shi Tong Jiang $10,000 per annum for serving as a director. We do not provide any additional compensation for our executive officers who also serve as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2008.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on March 13, 2009. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial  and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code of Ethics is included as Exhibit 14 to this report. A printed copy of the Code of Ethics may also be obtained free of charge by writing to Cheming Industrial Park, Shouguang City, Shandong Province, PRC 262714.

Item 11. Executive Compensation.

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, our principal executive officer for services provided in all capacities to us and our subsidiaries for the fiscal year ended December 31, 2008, and the amounts awarded to, earned by, or paid to that individual for the fiscal year ended December 31, 2007, and 2006.  No other executive officer or former executive officer received more than $100,000 in compensation for the fiscal year ended December 31, 2008.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ming Yang, Chief Executive Officer (1)	2008	20,724	N/A	N/A	N/A	N/A	N/A	N/A	20,724
	2007	3,342	N/A	N/A	N/A	N/A	N/A	N/A	3,342
	2006	0	N/A	N/A	N/A	N/A	N/A	N/A	0
Min Li Chief Financial Officer	2008	14,004	N/A	N/A	N/A	N/A	N/A	N/A	14,004
	2007	2,674	N/A	N/A	N/A	N/A	N/A	N/A	2,674
	2006	4,487	N/A	N/A	N/A	N/A	N/A	N/A	4,487

(1) Mr. Yang became our Chief Executive Officer on December 11, 2006, and resigned as Chief Executive Officer on March 9, 2009.

We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer.

Except as disclosed below under the caption “Directors Compensation,” we have not paid or accrued any fees to any of our executive directors for serving as a member of our Board of Directors . We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2008, we had not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer.

We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors.

Compensation of Directors

The following table sets for the compensation that we paid to our non-executive directors for 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard Khaleel	32,500	N/A	10,500	N/A	N/A	N/A	43,000
Biagio Vignolo	32,500	N/A	18,000	N/A	N/A	N/A	50,500
Shi Tong Jiang *	6,055	N/A	N/A	N/A	N/A	N/A	6,055

*Mr. Jiang became a director on April 22, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 5, 2009 concerning the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. As of March 5, 2009, we had outstanding 122,168,842 shares of common stock. Under SEC rules, a person is deemed to be the beneficial owner of securities that he may acquire within 60 days upon the exercise of warrants or options, or conversion or exchange of other of our securities. The percent of common stock owned by each beneficial owner is determined assuming the acquisition by him (but not any other beneficial owner) of all shares he may acquire within 60 days upon exercise, conversion of exchange of all derivative securities. Except as otherwise indicated, the address for each beneficial owner is Chenming Industrial Park, Shouguang City, Shandong, China 262714.

Name and Address	Shares		Percent
Beneficial owners of more than 5%:
Billion Gold Group Limited	8,000,000		6.55%
Topgood International Limited	7,000,000		5.73%

Directors and Executive Officers:
Ming Yang	49,124,236	(1)	40.21%
Min Li	0		--
Naihui Miao	0		--
Richard Khaleel	100,000	(2)	*
Biagio Vignolo	100,000	(3)	*
Shi Tong Jiang	0		--
Huang Shixiang	0		--
All directors and executive officers as a group	49,324,236	(1) (2) (3)	40.37%
____
* Less than 5%

(1) Includes 25,926,106 shares owned by Ms. Wenxiang Yu, the wife of Mr. Yang, 6,699,200 shares owned by Mr. Zhi Yang, Mr. Yang’s son, and 16,498,930 shares owned by  Shandong Haoyuan Industry Group Ltd. ("SHIG"), of which Mr. Yang is the controlling shareholder, chief executive officer and a director.  Mr. Yang disclaims beneficial ownership of the shares owned by his wife and SHIG.

(2) Includes 100,000 shares issuable upon exercise of options held by Mr. Khaleel described above.

(3) Includes 100,000 shares issuable upon exercise of options held by Mr. Vignolo described above.

Item 13. Certain Relationships and Related Transactions

The following table provides a summary of our related party transaction during 2007 and 2008.

	December 31, 2008	December 31, 2007
	(unaudited)	(audited)
Waiver of interest expenses during first quarter 2008 by a related party:
Shenzhen Huayin Guaranty and Investment Company Limited (Note 8)	$131,533	$-
Note payable - related parties
Shenzhen Huayin Guaranty and Investment Company Limited (Note 8)	$21,337,493	$11,653,500
Loan from First Capital Limited, a shareholder	$1,650,000

Due to related party:
Jiaxing Lighting	$852,067	$-
Advance from major stockholder - First Capital Limited	-	32,230
	$852,067	$32,230

As of December 31, 2008 we had outstanding loans from Shenzhen Huayin Guaranty and Investment Company Limited (“SHG”), a shareholder of the Company, in the aggregate amount of $21, 337,493.  Of this amount, $3,000,000 was loaned on [date], was unsecured, non-interest bearing and was due in May 2009.  The balance, $18,337,493 was loaned by SHG during 2007 and 2008 to the Company unsecured pursuant to an agreement which, as is Chinese custom, states that the loan need not be paid in the immediate future.

During the three months ended March 31, 2008, Shenzhen Huayin Guaranty and Investment Company Limited waived $131,533 of accrued interest, which was recorded as a credit to additional paid in capital

On January 24, 2009, the Company entered into an agreement with SHG to issue an aggregate of 21 million shares of the Company's common stock at a price equal to $1.0137 per share to Top King Group Limited ("Top King"), Billion Gold Group Limited ("Billion Gold"), Topgood International Limited ("Topgood"), in lieu of paying off in cash approximately $21.3 million in existing loans payable to SHG.  Upon the issuance of the shares in the amount of six million shares to Top King, eight million shares to Billion Gold, seven million shares to Topgood, the aforesaid loans were deemed paid in full and cancelled.

The $1,650,000 was loaned to the company on September 30, 2008 by First Capital Limited, a shareholder and was unsecured, non-interest bearing with no fixed term of repayment

The $852,067 due to Jiaxing Lighting represents funds the Company received from Jiaxing Lighting for investment purposes in SCHC.  Mr. Ming Yang, our then CEO, is the director and shareholder of Jiaxing Lighting.  These monies are unsecured, non-interest bearing and have no fixed repayment terms.

Item 14. Principal Accounting Fees and Services.

Our Board of Directors pre-approved the engagement of Morison Cogen LLP for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee has considered the role of Morison Cogen LLP in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm's independence in the conduct of its auditing functions

During fiscal year 2008 and fiscal year 2007, the aggregate fees which we paid to or were billed by Morison Cogen LLP or Pender Newkirk & Company LLP for professional services, which only included audit fees, were as follows:

	Fiscal Year Ended December 31,
	2008	2007
Audit Fees (1)	$160,000	$90,000
Audit-Related Fees (2)	$4,965	$45,000
Tax Fees (3)	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)   Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

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

2.1
Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2006.

2.2
Share Exchange Agreement among the Registrant, Upper Class Group Limited, Shouguang City Haoyuan Chemical Company Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007.

3.1	Restated Certificate of Incorporation, incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (No. 33-46580) declared effective on November 18, 1992.

3.2
Amendment to Restated Certificate of Incorporation, increasing the authorized capital stock, incorporated herein by reference to Exhibit A to the Registrant's definitive Schedule 14A filed on October_, 1995.

3.3
Amendment to Restated Certificate of Incorporation, increasing the authorized capital stock, incorporated herein by reference to Exhibit B to the Registrant's definitive Schedule 14A filed on August 12, 1997.

3.4
Amendment to Restated Certificate of Incorporation, increasing the authorized capital stock, incorporated herein by reference to Exhibit A to the Registrant's definitive Schedule 14A filed on October 16, 1998.

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

10.1
Stock Purchase Agreement, dated as of August 25, 2006, by and between Juxiang Yu and Irwin Horowitz, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on August 31, 2006.

10.2
Asset Purchase Agreement between Shouguang City Haoyuan Chemical Company Limited and Dong Hua Yang dated June 8, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 11, 2007.

10.3
Asset Purchase Agreement between the Registrant and Shouguang City Haoyuan Chemical Company Limited and Wenbo Yu dated April 4, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on April 10, 2007.

10.4
Asset Purchase Agreement between Shouguang City Haoyuan Chemical Company Limited and Jianci Wang dated as of October 25, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2007.

10.5
Asset Purchase Agreement between Shouguang City Haoyuan Chemical Company Limited and Xingji Liu dated October 26 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 31, 2007.

10.6
Asset Purchase Agreement between Shouguang City Haoyuan Chemical Company Limited and Qiufen Yuan, Han Wang and Yufen Zhang dated January 7, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current  Report on Form 8-K filed on January 7, 2009.

10.7
Amendment Agreement between the Registrant, Shouguang City Haoyuan Chemical Company Limited, China Finance, Inc., Shenzhen Hua Yin Guaranty and Investment Company, Top King Group Limited, Billion Gold Group Limited, Topgood International Limited dated January 24, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2009.

10.8	Agreement by and between the Registrant and Biagio Vignolo, dated November 6, 2007.*

10.9	Agreement by and between the Registrant and Richard Khaleel, dated October 24, 2007.*

10.10	Employment Contract by and between the Registrant and Xiaobin Liu, incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on March 16, 2009

10.11	Employment Contract by and between the Registrant and Jiang Shitong, dated April 1, 2008.*

14	Code of Ethics*

21.1	List of Subsidiaries, incorporate herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2008.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 13, 2009
Xiaobin Liu	Chief Executive Officer

/s/ Ming Yang		March 13, 2009
Ming Yang	Chairman and Director

/s/ Min Li		March 13, 2009
Min Li	Chief Financial Officer and Director

/s/ Naihui Miao		March 13, 2009
Naihui Miao	Director

/s/ Richard Khaleel		March 13, 2009
Richard Khaleel	Director

/s/ Biagio Vignolo		March 13, 2009
Biagio Vignolo	Director

/s/ Shi Tong Jiang		March 13, 2009
Shi Tong Jiang	Director