Form 10-Q
period 2009-03-31
GULF RESOURCES, INC.
filed 2009-05-11
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Registrant’s telephone number, including area code: +86 (536) 567 0008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 08, 2009, the registrant had outstanding 122,168,842 shares of common stock.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$29,950,418	$30,878,044
Restricted cash	-	-
Accounts receivable, net of allowance	12,654,218	11,674,645
Inventories	499,976	418,259
Prepayment and deposit	124,034	229,408
Prepaid land lease	15,828	15,849
Deferred tax asset	3,449	3,453
Other receivable	2,285	2,641
	43,250,208	43,222,299

PROPERTY, PLANT AND EQUIPMENT, Net	54,502,505	45,399,456

PREPAID LAND LEASE, Net of current portion	732,748	737,711

TOTAL ASSETS	$98,485,461	$89,359,466

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,980,001	$4,746,993
Loan Payable	4,028,750	4,034,250
Note and loan payable – related parties	1,650,000	4,650,000
Due to related party	852,105	852,068
Taxes payable	3,881,189	4,269,442
TOTAL CURRENT LIABILITIES	17,392,045	18,552,753

NON CURRENT LIABILITIES
Note payable, net of current portion	-	18,337,493

TOTAL LIABILITIES	17,392,045	36,890,246

STOCKHOLDERS' EQUITY

PREFERED STOCK ; $0.001 par value; 1,000,000 shares authorized none outstanding	-	-
COMMON STOCK; $0.0005 par value; 400,000,000 shares authorized; 122,168,842 shares issued and outstanding	61,084	49,834

ADDITIONAL PAID-IN CAPITAL	35,164,563	13,035,293

RETAINED EARNINGS - UNAPPROPRIATED	38,350,579	31,817,465

RETAINED EARNINGS - APPROPRIATED	3,223,418	3,223,418

CUMULATIVE TRANSLATION ADJUSTMENT	4,293,772	4,343,210

TOTAL STOCKHOLDERS' EQUITY	81,093,416	52,469,220

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,485,461	$89,359,466

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,

	2009	2008

NET REVENUE
Net sales	$23,633,538	$22,033,557

OPERATING EXPENSES
Cost of net revenue	13,540,940	12,599,720
General and administrative expenses	1,099,380	854,542
Research and development cost	124,969	131,834
	14,765,289	13,586,096

INCOME FROM OPERATIONS	8,868,249	8,447,461

OTHER INCOME (EXPENSES)
Interest expense	(27,009)	(60,111)
Interest income	22,029	25,676
Sundry income	-	(18,738)

INCOME BEFORE INCOME TAXES	8,863,269	8,394,288

INCOME TAXES - current	(2,330,155)	(2,246,697)

NET INCOME	$6,533,114	$6,147,591

EARNINGS PER SHARE
BASIC	$0.06	$0.06
DILUTED	$0.06	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES

BASIC	115,052,175	99,668,842
DILUTED	115,052,175	99,684,467

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,

	2009	2008
NET INCOME	$6,533,114	$6,147,591

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(49,438)	1,260,228

COMPREHENSIVE INCOME	$6,483,676	$7,407,819

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009

				Statutory	Statutory
			Additional	Common	Public		Cumulative
	Number	Common	Paid-in	Reserve	Welfare	Retained	Translation
	of Shares	Stock	Capital	Fund	Fund	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2008	99,668,842	$49,834	$13,035,293	$3,223,418	$-	$31,817,465	$4,343,210	$52,469,220
Cumulative translation Adjustment	-	-	-	-	-	-	(49,438)	(49,438)
Common stock issuance for settlement of shareholder’s note payable	21,000,000	10,500	21,276,993	-	-	-	-	21,287,493
Common stock issuance for acquiring assets	1,500,000	750	614,250	-	-	-	-	615,000
Issuance of warrants for consulting expenses	-	-	16,027	-	-	-	-	16,027
Issuance of stock options	-	-	222,000	-	-	-	-	222,000
Net income for three months ended March 31, 2009	-	-	-	-	-	6,533,114	-	6,533,114

BALANCE AT March 31, 2008(unaudited)	122,168,842	$61,084	$35,164,563	$3,223,418	$-	$38,350,579	$4,293,772	$81,093,416

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,533,114	$6,147,591
Adjustments to reconcile net income
to net cash provided by operating activities
Amortization of warrants issued for expenses	238,027	139,151
Amortization of prepaid expenses by shares	-	145,484
issued for consulting fee
Depreciation of fixed assets	1,469,822	985,491
Amortization of prepaid expenses	3,957	-
Bad debt provision	64,117	-
(Increase) decrease in assets
Accounts receivable	(1,059,675)	(3,157,652)
Inventories	(82,293)	(18,898)
Prepayment and deposit	105,421	(493,415)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	2,238,313	1,588,154
Taxes payable	(382,458)	1,785,067

Net cash provided by operating activities	9,128,345	7,120,973

CASH FLOWS USED IN INVESTING ACTIVITIES
Restricted cash		(2,153,269)
Property, plant and equipment	(10,019,262)	(9,881,517)

Net cash used in investing activities	(10,019,262)	(12,034,786)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from loan payable	-	5,590,800
Advances from related party	-	2,998,281
Repayment on bank loan	-	(3,843,675)

Net cash provided by financing activities	-	4,745,406

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	(36,709)	379,073

NET INCREASE IN CASH	(927,626)	210,666

CASH - BEGINNING OF PERIOD	30,878,044	10,773,875

CASH - END OF PERIOD	$29,950,418	$10,984,541

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Income taxes	$2,273,716	$791,565

Interest paid	$27,009	$59,976

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Forgiveness of accrued interest to Additional Paid In Capital	$-	$131,533
Issuance of common stock for settlement of shareholder’s note payable	$21,287,493	$-
Issuance of common stock for purchase of assets	$615,000	$-

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Gulf Resources, Inc. and its subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes are necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2008 Form 10-K should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the three months ended March 31, 2009 may not be indicative of operating results expected for the full year.

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

Allowance of doubtful accounts
Accounts receivable is stated at cost, net of allowance for doubtful accounts. The company establishes an allowance for doubtful accounts based on management’s assessment of the collectivity of trade and other receivables. A considerate amount of judgment is required in assessing the amount of allowance and the company considers the historic level of credit losses and applies certain percentage to accounts receivable balance. The company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins deteriorate, resulting in their inability to make payments, a larger allowance may be required.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance of doubtful accounts (continued)

Based on the above assessment, during the reporting period ended March 31, 2009, the management established the general provision allowance according to the aging of trade and other receivable as follows:

Provision Base	aging	Provision rate
The balance of	<120 days	0.5%
Accounts receivable	121 days- 1 year	5%
	1- 2 year	30%
	2-3 year	50%
	>3 year	100%
Bad debts are written off when identified. The company extends unsecured credit to customers ranging from 45 days to 60 days months in the normal course of business. The company does not accrue interest on trade and other receivable.

For the three month ended March 31, 2009, allowance for doubtful accounts amounted to $64,112. As of December 31, 2008, allowance for doubtful accounts was $0.

Concentration of Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

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
MARCH 31, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment (continued)

The Company’s depreciation and amortization policies on fixed assets are as follows:

Useful life (in years)
Mineral rights	Lower of the period of lease or 50 years or the equivalent term under the units of production method, whichever is shorter
Buildings	20
Machinery	8
Motor vehicles	5
Equipment	8

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

Recoverability of Long Lived Assets
The Company follows SFAS No. 144, ”Accounting for the Impairment of Disposal of Long-Lived Assets.” The Statement requires that long-lived and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material.

Mineral Rights
The Company follows SFAS No. 141(R) which provides that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

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
MARCH 31, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments  (continued)

For certain financial instruments, including cash, accounts and other receivables, accounts payable, short-term loans, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of loans payable approximate fair value since the interest rate associated with the debt approximates the current market interest rate.

Reporting Currency and Translation
The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency is the United States dollar (“USD”).  Assets and liabilities of the Company have been translated into dollars using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

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

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales.  For the three months ended March 31, 2009 and 2008 shipping and handling costs were $ 109,578 and $97,075.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Recently Adopted Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of (FSP) FAS 142-3 is currently not applicable to the Company.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. FSP APB 14-1 is currently not applicable to the Company.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of EITF Issue No. 07-05 did not have a material impact on the Company’s financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements (continued)

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. Company does not currently have any share-based awards that would qualify as participating securities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted (continued)

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

NOTE 2 – ASSETS ACQUISITIONS

On January 8, 2008, the Company  acquired substantially all of the assets owned by Xiaodong Yang in the Shouguang City Hanting  Area (the “Yangxiaodong property” or Factory No. 6”).  The Yangxiaodong property includes a 50-year mineral rights and land lease covering 1,069 hectares of real property, with non-reserve mineralized materials of  approximately 205,000 tons of bromine and 294 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $9,722,222.

On January 7, 2009, the Company  acquired substantially all of the assets owned by Fenqiu Yuan, Han Wang and Yufen Zhang in the Shouguang City Renjiazhuangzi Village North Area (the “Yangxiaodong property” or Factory No. 7”). The Fenqiu Yuan, Han Wang and Yufen Zhang property includes a 50-year mineral rights and land lease covering 1,611 hectares of real property, with non-reserve mineralized materials of  approximately 150,000 tons of bromine, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property The total purchase price for the acquired assets was $10,615,000.

The asset acquisition described above was not in operation when the Company acquired the asset.  The owners of each of the assets did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.
NOTE 3 – INVENTORY

Inventory consists of:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Raw Material	$256,084	$202,435
Finished Goods	257,687	229,638
Allowance for obsolete and slow moving inventory	(13,795)	(13,814)
	$499,976	$418,259

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following :

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
At cost:
Mineral rights	$5,840,594	5,840,594
Buildings	9,658,184	6,410,813
Plant and machinery	44,935,017	37,619,002
Motor vehicles	57,947	57,947
Furniture, fixtures and office equipment	2,353,789	2,353,789

Total	62,845,531	52,282,144

Less: accumulated depreciation and amortization	8,343,026	6,882,688
Net book value	$54,502,505	45,399,456

During the three months ended March 31, 2009, depreciation and amortization expense totaled $1,469,822, of which $1,430,668 and $39,154 were recorded as cost of sales and administrative expenses respectively. During the three months ended March 31, 2008, depreciation and amortization expense totaled $949,654, of which $923,109 and $26,545 were recorded as cost of sales and administrative expenses respectively.

NOTE 6 – LOAN PAYABLE

This amount is interest free with no fixed terms of repayment, and not secured against the company’s assets. This amount is owed to a non-related party.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 7 – NOTES AND LOAN PAYABLE – RELATED PARTIES

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, non-interest bearing, pursuant to an agreement which, as is Chinese custom, states that the loan need not be paid in the immediate future. The Company believes the earliest the loan would be required to be repaid is January 2011. This loan is denominated in RMB.	$-	$18,337,493

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, non-interest bearing and is due May 2009. The loan is denominated in US dollars.	-	3,000,000

Loan from a stockholder First Capital Limited is unsecured, non-interest bearing with no fixed term of repayment.	1,650,000	1,650,000
Total loans	1,650,000	22,987,493
Less: current portion	(1,650,000)	(4,650,000)
Long-term loans, less current portion	$-	$18,337,493

Future maturities of notes payable-related parties are as follows:

2009	$-	$-
2010	-	-
2011	-	18,337,493
Total	$-	$18,337,493

Based on an amendment agreement dated January 24, 2009, the Company issued 21.0 million shares of its common stock in lieu of repayment of the Loans to Shenzhen Huayin Guaranty and Investment Company Limited to the following companies, which assumed the Loans from Shenzhen Hua Yin, and in the following amounts: Top King, 6 million shares of common stock; Billion Gold, 8 million shares of common stock; Topgood, 7 million shares of common stock. Upon the issuance of the Shares, the Loans were deemed paid in full and shall be cancelled.

Since the conversion of debt into common share were between existing shareholder, the conversion was accounted for as a capital transaction.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)
NOTE 8 – DUE TO A RELATED PARTY

Due to related parties consists of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Due to related company - Jiaxing Lighting	$852,105	$852,068

The $852,105 and $852,068 due to related company represents funds received from Jiaxing Lighting for investment purpose in SCHC.  Mr. Ming Yang, Chairman of the Company, is the director and shareholder of Jiaxing Lighting. Balances due to related company are unsecured, non-interest bearing and have no fixed repayment terms.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Income tax payable	$2,380,202	$2,329,227
Mineral resource compensation fee payable	264,400	291,861
Value added tax payable and others	1,236,587	1,648,354
Total	$3,881,189	$4,269,442

NOTE 10 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to allocate its profit after tax to the following reserves:

Statutory Common Reserve Funds
SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. Due to the increase in capital contribution in SCHC in 2009, the statutory common Reserve Fund as of March 31, 2009 is 10% of its registered capital.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

NOTE 11 – COMMON STOCK

In March 2009, the Company issued 21,000,000 shares of its common stock as payment for $21,287,493 of Notes and Loan Payable-Related Party (Note 7).

In March 2009, the Company issued 1,500,000 shares of its common stock, valued at $615,000 (fair value), to acquire assets owned by Mr. Fenqiu Yuan, Han Wang and Yufen Zhang (Note 2).

NOTE 12 – STOCK-BASED COMPENSATION

 The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award, with the following assumptions: no dividend yield, expected volatility of 68%, and a risk-free interest rate of 4.2%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock.

The Company issued 100,000 warrants on August 1, 2008 at a price of $1.20 per share as part of a consulting agreement with its investor relations firm. These options fully vest on August 1, 2009. The warrants were valued at $65,000 using the Black-Scholes option-pricing  model with assumed 1,430% volatility, a four year expiration term, a risk free rate of 3% and a dividend yield of 0%. The value of the warrants will be expensed over one year, which is  the term of the consulting agreement. For the period ended March 31, 2009, $16,205 was recognized as consulting expense.

In March 2009, the Company granted to 9 management staffs (including 4 board of directors) options to purchase a total of 600,000 shares (100,000 for each of 3 board of directors, and 50,000 for each of 1 non executive independent director and 5 other management staff) of the Company’s common stock at an exercise price of $1.20 per share and the options vested immediately.

The options were valued at $222,000 using the Black-Scholes option pricing model with assumed 1,098% volatility, a ten year expiration term, a risk free rate of 3% and a dividend yield of 0%. For the three months ended March 31, 2009, $222,000 was recognized as general and administrative expenses.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION

The following table summarizes all Company stock option and warrant transactions between December 31,2008 and March 31, 2009.

	Option &Warrants Outstanding	Option &Warrants Vested	Range of Exercise Price per Common Share
Balance, December 31, 2008	1,300,000	449,999	$0.21 - $2.51
Granted or vested during three months ended March 31, 2009	600,000	683,333	$1.20 -$ 2.45
Expired during three months ended March 31, 2009	-	-	-
Balance, March 31, 2009	1,900,000	1,133,332	$0.21 - $2.51

Stock and Warrants Options Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at March 31, 2009	Contractual Life (Years)	Currently Exercisable

$0.21-$2.51	1,133,332	5.87	$ 1.58

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The Company’s effective tax rates for the three months ended March 31, 2009 and March 31, 2008 were 26.5% and 26.7% respectively. These rates in those periods differed from the statutory PRC rates of 25%, due to the non-deductibility of certain expenses incurred outside of the PRC.

No provision for deferred taxes has been made as there were no material temporary differences for the period ended March 31, 2009 and 2008. Deferred taxes asset amounted to $3,449 and $3,453 as of March 31, 2009 and December 31, 2008.

There was no change in unrecognized tax benefits and accrual for uncertain tax positions the period ended March 31, 2009.

Tax years from 2005 through 2008 remain subject to examination by major tax jurisdiction.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 13 – INCOME TAXES (continued)

United States

Gulf Resources Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three months ended March 31, 2009 and 2008 and management believes that its earnings are permanently invested in the PRC.

BVI
Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong
Hong Kong Jiaxing Industrial Limited  was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the year.  The applicable statutory tax rate for the three months ended March 31, 2009 and 2008 is 16.5%.

PRC

Enterprise income tax (“EIT”) for SCHC and SYCI in the PRC is charged at 25% of the assessable profits,  of which 15% is for national tax and 10% is for local tax.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information” , which requires the Company to provide certain information about their operating segments. This classification is based on the nature of the products consistent with the method by which the Company’s chief operating decision-maker assesses the operating performance and allocates resources . The Company has two reportable segments:  bromine and crude salt, and chemical products.

	Bromine and	Chemical	Segment		Consolidated
	Crude Salt	Products	Total	Corporate	Total

March 31, 2009 (unaudited)

Net sales	$15,530,274	$8,103,264	$23,633,538	$-	$23,633,538
Income (loss) from operations	6,541,601	2,754,322	9,295,923	(427,674)	8,868,249
Total assets	73,952,623	24,100,050	98,052,673	432,788	98,485,461
Depreciation and amortization	1,247,976	221,846	1,469,822	-	1,469,822

March 31, 2008 (unaudited)

Net sales	$16,512,105	$5,521,452	$22,033,557	$-	$22,033,557
Income (loss) from operations	7,184,321	1,839,125	9,023,446	(575,985)	8,447,461
Total assets	51,902,737	10,800,169	62,702,906	202,668	62,905,574
Depreciation and amortization	937,203	48,288	985,491	-	985,491

				Three Months Ended March 31,
				2009	2008
Reconciliations				(unaudited)	(unaudited)

Total segment operating income				$9,295,923	$9,023,446
Corporate overhead expenses				(427,674)	(575,985)
Other income				(4,980)	(53,173)
Income tax expense				(2,330,155)	(2,246,697)

Total consolidated net income				$6,533,114	$6,147,591

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 15 – MAJOR SUPPLIERS

During the period ended March 31, 2009, the Company purchased  21% of its raw material from two suppliers.  At March 31, 2009, amounts due to those suppliers included in accounts payable were $1,429,758.  This concentration makes the Company vulnerable to a near-term adverse impact, should the relationships be terminated.

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers.  During the period ended March 31, 2009, sales to the Company’s largest customer aggregated $2,363,354, or approximately 11% of total net revenue.  At March 31, 2009, amounts due from this customer were $1,689,563.  This concentration could make the Company vulnerable to a near-term adverse impact, should the relationships be terminated.

NOTE 17 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. According to the Co-op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually during the next five years to East China University of Science and Technology for research. For the three months ended March 31,2009 and 2008, $124,969 and $131,834 was recognized as research and development expense.

NOTE 18 – RELATED PARTY TRANSACTIONS

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Shenzhen Huayin Guaranty and Investment Company Limited - Waiver of accrued interest during first quarter 2008	$-	$131,533
Note and loan payable – First Capital Limited (Note 7)	$1,650,000	1,650,000
Shenzhen Huayin Guaranty and Investment Company Limited (Note 7)	$-	$21,337,493
Due to related party:
Jiaxing Lighting (Note 8)	$852,105	$852,068

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and shareholders equity for the three months ended March 31, 2009 and 2008.

	Three months ended	Three months ended	Percentage Change
	March 31, 2009	March 31, 2008
Net Revenue	$23,633,538	$22,033,557	7%

Cost of Net Revenue	$13,540,940	$12,599,720	7%

Gross Profit	$10,092,598	$9,433,837	7%

Research and Development costs	$124,969	$131,834	-5%

General and Administrative expenses	$1,099,380	$854,542	29%

Income from operations	$8,868,249	$8,447,461	5%

Other Income (expenses), net	$(4,980)	$(53,173)	-91%

Income before taxes	$8,863,269	$8,394,288	6%

Income Taxes	$(2,330,155)	$(2,246,697)	4%

Net Income	$6,533,114	$6,147,591	6%

Net revenue Net revenues were $23,633,538 for three months ended March 31, 2009, an increase of $1,599,981 (or approximately 7%) as compared to the comparable period in 2008. This increase was primarily attributable to strong growth in our chemical products segment, in which revenue increased from $5,521,452 for the three months ended March 31, 2008 to $8,103,264 in 2009, an increase of approximately 47%. This increase was primarily a result of new friendly additive products, solid lubricant and polyether lubricant which are used in oil and gas exploration first introduced in fourth quarter of 2008.  Revenues in the Bromine and Crude salt segment decreased from $16,512,105 for three months ended March 31, 2008 to $15,530,274 in 2009, a decrease of approximately 6%. Bromine revenues were down approximately 20.8%, or $3,410,392 compared to the three months ended March 31, 2008. Although the first quarter is historically a slower period due to the Chinese New Year, management also anticipated a decrease in customer purchase orders for bromine caused by the slowdown in the global economy.  In anticipation of this decrease in sales, management decreased production and lowered the purchase price per ton of bromine. In an effort to offset the expected decrease in sales of bromine, management increased its crude salt production and increased the price per ton. As a result, crude salt revenues increased from $95,044 for the three months ended March 31, 2008 to $2,523,605 in 2009. The increase in sales of crude salt resulted from the expansion of production capacity for crude salt.

	Net Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
Segments		Percent of total		Percent of total
Bromine and Crude salt	$15,530,274	65.7%	$16,512,105	74.9%
Chemical Products	$8,103,264	34.3%	$5,521,452	25.1%
Total Revenues	$23,633,538	100%	$22,033,557	100%

Three Months Ended March 31
2009 vs. 2008
Segments	Percent Increase (decrease) of Net Sales
Bromine and Crude salt	(6)%
Chemical Products	47%

Bromine and Crude salt segment product sold in metric tons	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percentage Change
Bromine	7,448	8,062	(8)%

Crude Salt	70,000	8,000	775%

Due to the diverse product mix and varying values, management does not believe that the tonnage sold by the Chemical Product division is a meaningful metric.

Cost of Net revenue Cost of net revenue reflects the raw materials consumed the direct salaries and benefits of staff engaged in the production process, electricity and other manufacturing costs. Our Cost of net revenue was $13,540,940 for three months ended March 31, 2009, an increase of $941,220 (or approximately 7%) from the cost of net revenue for three months ended March 31, 2008. This increase resulted primarily from the production increase in Chemical Products resulting from the 7% increase in net revenue.

Gross Profit Gross profit was $10,092,598, or 42.7% of net sales for three months ended March 31, 2009 compared to $9,433,837, or 42.9% of net revenue for the comparable period in 2008. The Gross Profit is relatively stable.

Research and Development Costs The Research and development costs result from the agreement that SYCI and East China University of Science and Technology entered in September 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. The Research and development costs incurred for three months ended March 31, 2009 and 2008 is $ 124,969 and $ 131,834 respectively.  All research findings and patents developed by this Center will belong to Gulf Resources.

General and Administrative Expenses General and administrative expenses were $1,099,380 for three months ended March 31, 2009, an increase of $244,838 (or approximately 30%) from the general and administrative expenses of $854,542 for three months ended March 31, 2008.  This significant increase in general and administrative expenses was primarily due to expenses related to corporate costs resulting from the option granted to employees with a compensation expense charge of $ 222,000.

Income from Operations

	Income from Operations by Segment
	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
Segments		Percent of total		Percent of total
Bromine and Crude salt	$6,541,601	70.4%	$7,184,321	79.5%
Chemical Products	2,754,322	29.6%	1,839,125	20.5%
Income from operations before corporate costs	9,295,923	100%	9,023,446	100%
Corporate costs	427,674		575,985
Income from operations	$8,868,249		$8,447,461

Income from Operations before corporate costs was $9,295,923 for three months ended March 31, 2009 (or 41.0% of net revenue), an increase of $272,477 (or approximately 3%) over Income from Operations for three months ended March 31, 2008. This increase resulted primarily from the increase in revenues of new friendly additive chemical products introduced in fourth quarter of 2008. For three months ended March 31, 2009, income from operations for the Bromine and Crude salt segment was $6,541,601, a decrease of 9% from $7,184,321 over three months ended March 31, 2008. Of the Bromine and Crude salt segment, income from Bromine was 5,035,106 for three months ended March 31, 2009, a decrease of 30% from $7,159,509 over three months ended March 31, 2008, this decrease was due to decrease in customer purchase orders as well as decrease in market price for bromine caused by the slowdown in the global economy, income from Crude salt was 1,506,495 for three months ended March 31, 2009, an increase of 597% from $24,812 over three months ended March 31, 2008, this increase was due to the expansion of production capacity for crude salt. For three months ended March 31, 2009, income from operations for the Chemical Products division was $2,754,322, an increase of 50% from income from operations in this division of $1,839,125 for three months ended March 31, 2008. The increase in revenue and the income from operations of our Chemical Products was due to the introduction of new chemical products.

Other Income (Expense) Net Other Income (Expense) was a net of $(4,980) for three months ended March 31, 2009, a decrease of $ 48,193 from the Other Income (Expense) of $ (53,173) for three months ended March 31, 2008. This decrease in other expense was primarily due to the higher sundry expense and interest expense recorded for three months ended March 31, 2008.

Net Income Net Income was $6,533,114 for three months ended March 31, 2009, an increase of $385,523 (or approximately 6%) as compared to three months ended March 31, 2008. This increase was primarily attributable to the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, Cash and Cash Equivalents were $29,950,418 as compared to $30,878,044 as of December 31, 2008. The components of this decrease of $927,626 are reflected below.

Cash Flow

	Three Months Ended March 31
	2009	2008
Net cash provided by operating activities	$9,128,345	$7,120,973
Net cash used in investing activities	$(10,019,262)	$(12,034,786)
Net cash provided by financing activities	$-	$4,745,406
Net cash inflow (outflow)	$(890,917)	$168,407

For three months ended March 31, 2009 the Company met its working capital and capital investment requirements mainly by using operating cash flows.

The Company will continue to explore opportunities relating to bromine asset purchases.

Net Cash Provided by Operating Activities

During three months ended March 31, 2009, we had positive cash flow from operating activities of $9,128,345 primarily attributable to net income of $6,533,114 as well as an increase in accounts payable and accrued expenses of $2,238,313. Net Cash Provided by Operating Activities during three months ended March 31, 2009 improved by $2,007,371 from that of three months ended March 31, 2008. The primary source of this was due to the increase in accounts receivable of $1,059,675 for the three months ended March 31, 2009, but the increase in accounts receivable was $3,157,652 for the three months ended March 31, 2008.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $10,000,000 cash and issued 1,500,000 shares to acquire additional mineral rights, property, plant and equipment during three months ended March 31, 2009. This acquisition was financed by opening cash balance.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months. However we will likely need to raise additional capital in order to fund the ongoing program of acquiring unlicensed bromine properties. We expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions or a combination of both. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

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

Accounts Receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts.  For the three month ended March 31, 2009, allowance for doubtful accounts amounted to $64,112. As of December 31, 2008, allowance for doubtful accounts was $0.

During the quarter ended March 31, 2009, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to certain of its existing customers, based on credit-worthiness and payment history, as well as to new customers. Management evaluates each customer individually to determine the number of days the credit would be extended. No customer is extended more than 120 days of credit. The Company previously extended 60 days of credit.

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

The Company’s depreciation and amortization policies on fixed assets are as follows:

Useful life in years
Mineral rights	Lower of the period of lease or 50 years or the equivalent term under the units of production method, whichever is shorter
Buildings	20
Machinery	8
Motor vehicles	5
Equipment	8

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

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales. For the three months ended March 31, 2009 and 2008 shipping and handling costs were $ 109,578 and $97,075.

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

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company and its subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” in our Amended Report Form 10-K for the fiscal year ended December 31, 2008.

Item 4. Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of March 31, 2009 covered by this report (and the financial statements contained in the report), our president and chief financial officer have determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2008 (the “2008 Form 10-K”), under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2008 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered shares of Equity Securities and Use of Proceeds

In March 2009, the Company granted options to purchase up to 600,000 shares of its common stock at an exercise price of $1.20 per share to nine management staffs for their services with the Company. The options vest immediately and may be exercised through March 2019.

The options were issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: May 11, 2009	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)