Form 10-Q
period 2009-06-30
GULF RESOURCES, INC.
filed 2009-08-10
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☐

As of August 7, 2009, the registrant had outstanding 122,168,842 shares of common stock.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$37,957,195	$30,878,044
Accounts receivable, net of allowance	12,072,883	11,674,645
Inventories	329,800	418,259
Prepayment and deposit	639,994	229,408
Prepaid land lease	15,828	15,849
Deferred tax asset	3,449	3,453
Other receivable	2,285	2,641
	51,021,434	43,222,299

PROPERTY, PLANT AND EQUIPMENT, Net	61,881,863	45,399,456

PREPAID LAND LEASE, Net of current portion	728,791	737,711

TOTAL ASSETS	$113,632,088	$89,359,466

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,163,201	$4,746,993
Loan Payable	4,028,750	4,034,250
Note and loan payable – related parties	1,650,000	4,650,000
Due to related party	7,667,138	852,068
Taxes payable	4,960,474	4,269,442
TOTAL CURRENT LIABILITIES	23,469,563	18,552,753

NON CURRENT LIABILITIES
Note payable, net of current portion	-	18,337,493

TOTAL LIABILITIES	23,469,563	36,890,246

STOCKHOLDERS' EQUITY

PREFERED STOCK ; $0.001 par value; 1,000,000 shares authorized none outstanding	-	-
COMMON STOCK; $0.0005 par value; 400,000,000 shares authorized; 122,168,842 and 99,668,842 shares issues and Outstanding in 2009 and 2008	61,084	49,834

ADDITIONAL PAID-IN CAPITAL	35,268,268	13,035,293

RETAINED EARNINGS – UNAPPROPRIATED	47,322,183	31,817,465

RETAINED EARNINGS – APPROPRIATED	3,223,418	3,223,418

CUMULATIVE TRANSLATION ADJUSTMENT	4,287,572	4,343,210

TOTAL STOCKHOLDERS' EQUITY	90,162,525	52,469,220

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$113,632,088	$89,359,466

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

NET REVENUE
Net sales	$29,590,897	$23,766,179	$53,224,436	$45,799,736

OPERATING EXPENSES
Cost of net revenue	16,445,804	14,062,903	29,986,744	26,662,623
Research and development cost	125,095	135,275	250,065	267,109
General and administrative expenses	996,441	1,009,088	2,095,821	1,863,630
	17,567,340	15,207,266	32,332,630	28,793,362

INCOME FROM OPERATIONS	12,023,557	8,558,913	20,891,806	17,006,374

OTHER INCOME (EXPENSES)
Interest expense	(33)	-	(27,043)	(60,111)
Interest income	23,762	18,581	45,792	44,257
Sundry income (expense)	-	14,195	-	(4,543)

INCOME BEFORE INCOME TAXES	12,047,286	8,591,689	20,910,555	16,985,977

INCOME TAXES - current	3,075,682	2,305,780	5,405,837	4,552,477

NET INCOME	$8,971,604	$6,285,909	$15,504,718	$12,433,500

EARNINGS PER SHARE:
BASIC	$0.07	$0.06	$0.13	$0.12
DILUTED	$0.07	$0.06	$0.13	$0.12

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	122,168,842	99,668,842	119,442,323	99,668,842
DILUTED	122,168,842	99,668,842	119,442,323	99,676,655

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET INCOME	$8,971,604	$6,285,909	$15,504,718	$12,433,500
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(6,200)	852,164	(55,638)	2,112,392

COMPREHENSIVE INCOME	$8,965,404	$7,138,073	$15,449,080	$14,545,892

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009

				Statutory
			Additional	Common		Cumulative
	Number	Common	Paid-in	Reserve	Retained	Translation
	of Shares	Stock	Capital	Fund	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2008	99,668,842	$49,834	$13,035,293	$3,223,418	$31,817,465	$4,343,210	$52,469,220
Cumulative translation adjustment	-	-	-	-	-	(55,638)	(55,638)
Common stock issuance for settlement of shareholder’s note payable	21,000,000	10,500	21,276,993	-	-	-	21,287,493
Common stock issuance for acquiring assets	1,500,000	750	614,250	-	-	-	615,000
Issuance of warrants for consulting expenses	-	-	32,232	-	-	-	32,232
Issuance of stock options	-	-	309,500	-	-	-	309,500
Net income for six months ended June 30, 2009	-	-	-	-	15,504,718	-	15,504,718

BALANCE AT June 30, 2009 (unaudited)	122,168,842	$61,084	$35,268,268	$3,223,418	$47,322,183	$4,287,572	$90,162,525

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,504,718	$12,433,500
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of warrants issued for expenses	309,500	369,381
Amortization of prepaid expenses by shares issued for consulting fee	32,232	145,484
Depreciation of fixed assets	3,026,880	2,136,053
Amortization of prepaid expenses	7,983	-
Bad debt provision	61,455	-
(Increase) decrease in assets
Accounts receivable	(475,162)	(8,151,159)
Inventories	88,034	(1,424,086)
Prepayment and deposit	(410,997)	(365,382)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	419,562	1,968,076
Taxes payable	691,379	2,218,473

Net cash provided by operating activities	19,255,584	9,330,340

CASH FLOWS USED IN INVESTING ACTIVITIES
Restricted cash	-	(4,078,833)
Construction in progress	(3,299,175)	-
Property, plant and equipment	(15,663,051)	(16,845,218)

Net cash used in investing activities	(18,962,226)	(20,924,051)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from loan payable	-	5,590,800
Advances from related party	6,829,785	2,998,281
Repayment on bank loan	-	(3,843,675)

Net cash provided by financing activities	6,829,785	6,745,406

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	(43,992)	459,343

NET INCREASE IN CASH	7,079,151	(4,388,962)

CASH - BEGINNING OF PERIOD	30,878,044	10,773,875

CASH - END OF PERIOD	$37,957,195	$6,384,913

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,615,907	$3,101,479

Interest paid	$27,009	$101,144

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Forgiveness of accrued interest to Additional Paid In Capital	$-	$131,533
Issuance of common stock for settlement of shareholder’s note payable	$21,287,493	$-
Issuance of common stock for purchase of assets	$615,000	$-

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Gulf Resources, Inc. and its subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes are necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2008 Form 10-K should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the six months ended June 30, 2009 may not be indicative of operating results expected for the full year.

Nature of the Business
The Company manufactures and trades bromine and crude salt through its Shouguang City Haoyuan Chemical Company Limited (“SCHC”) subsidiary, and manufactures chemical products for use in the oil industry and paper manufacturing industry through its Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) subsidiary.

Basis of Consolidation
The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, SCHC, SYCI and Hong Kong Jiaxing Industrial Limited (“HKJI”) (collectively the “Company”).  All material intercompany transactions have been eliminated in consolidation.

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
JUNE 30, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance of doubtful accounts (continued)

Based on the above assessment, during the reporting period ended June 30, 2009, the management established the general provision allowance according to the aging of trade and other receivable as follows:

Provision Base	aging	Provision rate
The balance of accounts receivable	<120 days	0.5%
	121 days- 1 year	5%
	1- 2 year	30%
	2-3 year	50%
	>3 year	100%

Bad debts are written off when identified. The company extends unsecured credit to customers ranging from 45 days to 90 days in the normal course of business. The company does not accrue interest on trade and other receivable.

As of June 30, 2009, allowance for doubtful accounts amounted to $61,453. As of December 31, 2008, allowance for doubtful accounts was $0.

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
JUNE 30, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment (continued)

The Company’s depreciation and amortization policies on fixed assets are as follows:

Useful life (in years)
Mineral rights	Period of lease or 50 years or the equivalent term under the units of production method, whichever is shorter
Buildings	20
Machinery	8
Motor vehicles	5
Equipment	8

Asset Retirement Obligation
The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which established a uniform methodology for accounting for estimated reclamation and abandonment costs. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. Currently, there are no reclamation or abandonment obligations associated with the land being utilized for exploitation

Recoverability of Long Lived Assets
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
JUNE 30, 2009
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

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales.   For the three months ended June 30, 2009 and 2008, shipping and handling costs were $132,152 and $124,171 respectively, and for the six months ended June 30, 2009 and 2008, shipping and handling costs were $241,730 and $221,246 respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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
JUNE 30, 2009
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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on the Company’s financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through August 7, 2009, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

This Statement is a revision to FIN 46(R) and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This Statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This statement is not currently applicable to the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

By June 2009, the Company completed the construction of well and channel, which are used for the production of bromine and crude salt and resulted in addition of $5,638,785 in Property, plant and equipment.

NOTE 3 – INVENTORY

Inventory consists of:

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Raw Material	$212,369	$202,435
Finished Goods	131,226	229,638
Allowance for obsolete and slow moving inventory	(13,795)	(13,814)
	$329,800	$418,259

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. The prepaid land lease are amortized on a straight line basis. During the three months ended June 30, 2009, amortization of prepaid land lease totaled $3,961, of which $3,814 and $147 were recorded as cost of sales and administrative expenses respectively. During the six months ended June 30, 2009, amortization of prepaid land lease totaled $7,918, of which $7,625 and $293 were recorded as cost of sales and administrative expenses respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following :

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
At cost:
Mineral rights	$5,832,631	5,840,594
Buildings	9,649,618	6,410,813
Plant and machinery	50,086,343	37,619,002
Motor vehicles	57,868	57,947
Furniture, fixtures and office equipment	2,857,856	2,353,789
Construction in progress	3,296,250	-
Total	71,780,566	52,282,144
Less: accumulated depreciation and amortization	9,898,703	6,882,688
Net book value	$61,881,863	45,399,456

During the three months ended June 30, 2009, depreciation and amortization expense totaled $1,555,677, of which $1,516,080 and $39,597 were recorded as cost of sales and administrative expenses respectively. During the three months ended June 30, 2008, depreciation and amortization expense totaled $949,654, of which $923,109 and $26,545 were recorded as cost of sales and administrative expenses respectively.

NOTE 6 – LOAN PAYABLE

This amount is interest free with no fixed terms of repayment, and not secured against the company’s assets. This amount is owed to a non-related party.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 7 – NOTES AND LOAN PAYABLE – RELATED PARTIES

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, non-interest bearing, pursuant to an agreement which, as is Chinese custom, states that the loan need not be paid in the immediate future. This loan is denominated in RMB (a)	$-	$18,337,493

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, non-interest bearing and is due May 2009. The loan is denominated in US dollars. (a)	-	3,000,000

Loan from a stockholder First Capital Limited is unsecured, non-interest bearing with no fixed term of repayment.	1,650,000	1,650,000
Total loans	1,650,000	22,987,493
Less: current portion	(1,650,000)	(4,650,000)
Long-term loans, less current portion	$-	$18,337,493

Future maturities of notes payable-related parties are as follows:

2009	$-	$-
2010	-	-
2011	-	18,337,493
Total	$-	$18,337,493

(a)
Based on an amendment agreement dated January 24, 2009, the Company issued 21.0 million shares of its common stock in lieu of repayment of the Loans to Shenzhen Huayin Guaranty and Investment Company Limited to the following companies, which assumed the Loans from Shenzhen Hua Yin, and in the following amounts: Top King, 6 million shares of common stock; Billion Gold, 8 million shares of common stock; Topgood, 7 million shares of common stock. Upon the issuance of the Shares, the Loans were deemed paid in full and were cancelled.

Since the conversion of debt into shares of common stock took place with an existing shareholder, the conversion was account for as a capital transaction.indent

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 8 – DUE TO A RELATED PARTY

Due to related parties consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Due to related company - Jiaxing Lighting	$-	$852,068
Due to related company – Haoyuan Group	$7,667,138	$-

The $852,068 due to related company represents funds received from Jiaxing Lighting for investment purpose in SCHC.  Mr. Ming Yang, Chairman of the Company, is the director and shareholder of Jiaxing Lighting, $852,068 was repaid to Jiaxing Lighting in May 2009.

The $7,667,138 due to related company represents funds received from Haoyuan Group for investment purpose in SCHC, Mr. Ming Yang, Chairman of the Company, is the director and shareholder of Haoyuan Group.
Balances due to related company are unsecured, non-interest bearing and have no fixed repayment terms.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:
	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Income tax payable	$3,113,043	$2,329,227
Mineral resource compensation fee payable	369,506	291,861
Value added tax payable and others	1,477,925	1,648,354
Total	$4,960,474	$4,269,442

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 10 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to allocate its profit after tax to the following reserves:

Statutory Common Reserve Funds
SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. Due to the increase in capital contribution in SCHC in 2009, the statutory common Reserve Fund as of June 30, 2009 is 25% of its registered capital.

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

NOTE 12 – STOCK-BASED COMPENSATION

The Company issued 100,000 warrants on August 1, 2008 at a price of $1.20 per share as part of a consulting agreement with its investor relations firm. These options fully vest on August 1, 2009. The warrants were valued at $65,000, fair value, using the Black-Scholes option-pricing  model with assumed 1,430% volatility, a four year expiration term, a risk free rate of 3% and a dividend yield of 0%. The value of the warrants will be expensed over one year, which is the term of the consulting agreement. For the three and six months ended June 30, 2009, $16,205 and $ 32,232 was recognized as consulting expense.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

In March 2009, the Company granted to 9 management staffs (including 4 board of directors) options to purchase a total of 600,000 shares (100,000 for each of 3 board of directors, and 50,000 for each of 1 non executive independent director and 5 other management staff) of the Company’s common stock at an exercise price of $1.20 per share and the options vested immediately. The options were valued at $222,000,fair value, using the Black-Scholes option pricing model with assumed 1,098% volatility, a ten year expiration term, a risk free rate of 3% and a dividend yield of 0%. For the three and six months ended June 30, 2009, $ - and $222,000 was recognized as general and administrative expenses.

In May 2009 the Company granted to 1 director options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.20 per share and the options vested immediately. The options were valued at $29,500,fair value, using the Black-Scholes option pricing model with assumed 1,096% volatility, a ten year expiration term, a risk free rate of 3% and a dividend yield of 0%. For the three months ended June 30, 2009, $29,500 was recognized as general and administrative expenses.

In June 2009 the Company granted to 1 director options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.20 per share and the options vested immediately. The options were valued at $58,000, fair value, using the Black-Scholes option pricing model with assumed 1,096% volatility, a three year expiration term, a risk free rate of 3% and a dividend yield of 0%. For the three months ended June 30, 2009, $58,000 was recognized as general and administrative expenses.

The following table summarizes all Company stock option and warrant transactions between December 31,2008 and June 30, 2009.

	Option &Warrants Outstanding	Option &Warrants Vested	Range of Exercise Price per Common Share
Balance, December 31, 2008	1,300,000	449,999	$0.21 - $2.45
Granted or vested during six months ended June 30, 2009	750,000	833,333	$1.20 -$ 1.20
Expired during six months ended June 30, 2009	-	-	-
Forfeited during six months ended June 30, 2009	(1,000,000)	(333,332)	2.45
Balance, June 30, 2009	1,050,000	950,000	$0.21 - $2.05

Stock and Warrants Options Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at June 30, 2009	Contractual Life (Years)	Currently Exercisable

$0.21-$2.05	950,000	7.32	$ 1.19

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The Company’s effective tax rates for the three months and six months ended June 30, 2009 were 25.5% and 25.9%.  Effective tax rates for both the three months and six months ended June 30, 2008 were 26.8%.  These rates in those periods differed from the statutory PRC rates of 25%, due to the non-deductibility of certain expenses incurred outside of the PRC.

No provision for deferred taxes has been made as there were no material temporary differences for the period ended June 30, 2009 and 2008. Deferred taxes asset amounted to $3,449 and $3,453 as of June 30, 2009 and December 31, 2008.

There was no change in unrecognized tax benefits and accrual for uncertain tax positions the period ended June 30, 2009.

Tax years from 2005 through 2008 remain subject to examination by major tax jurisdiction.

United States

Gulf Resources Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the six months ended June 30, 2009 and 2008 and management believes that its earnings are permanently invested in the PRC.

BVI
Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong
Hong Kong Jiaxing Industrial Limited  was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the year.  The applicable statutory tax rate for the six months ended June 30, 2009 and 2008 is 16.5%.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Three Months Ended
June 30, 2009 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$20,529,449	$9,061,448	$29,590,897	$-	$29,590,897
Income (loss) from operations	9,199,179	3,072,202	12,271,381	(247,824)	12,023,557
Total assets	87,743,342	25,773,119	113,516,461	115,627	113,632,088

Depreciation and amortization	1,333,847	221,830	1,555,677	-	1,555,677
Capital expenditures	5,638,785	3,299,175	8,937,960	-	8,937,960

Three Months Ended
June 30, 2008 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$18,008,559	$5,757,620	$23,766,179	$-	$23,766,179
Income (loss) from operations	7,156,765	2,034,415	9,191,180	(632,267)	8,558,913
Total assets	60,450,820	12,993,781	73,444,601	191,571	73,636,172

Depreciation and amortization	1,037,986	112,576	1,150,562	-	1,150,562
Capital expenditures	127,792	6,835,909	6,963,701	-	6,963,701

Six Months Ended
June 30, 2009 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$36,059,724	$17,164,712	$53,224,436	$-	$53,224,436
Income (loss) from operations	15,740,780	5,826,524	21,567,304	(675,498)	20,891,806
Total assets	87,743,342	25,773,119	113,516,461	115,627	113,632,088

Depreciation and amortization	2,582,859	441,021	3,026,880	-	3,026,880
Capital expenditures	15,663,051	3,299,175	18,962,226	-	18,962,226

Six Months Ended
June 30, 2008 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$34,520,664	$11,279,072	$45,799,736	$-	$45,799,736
Income (loss) from operations	14,341,085	3,873,541	18,214,626	(1,208,252)	17,006,374
Total assets	60,450,820	12,993,781	73,444,601	191,571	73,636,172

Depreciation and amortization	1,975,189	160,864	2,136,053	-	2,136,053
Capital expenditures	10,009,309	6,835,909	16,845,218	-	16,845,218

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliations	2009	2008	2009	2008

Total segment operating income	$12,271,381	$9,191,180	$21,567,304	$18,214,626
Corporate overhead expenses	(247,824)	(632,267)	(675,498)	(1,208,252)
Other income (expense)	23,729	(32,776)	18,749	(20,397)
Income tax expense	(3,075,682)	(2,305,780)	(5,405,837)	(4,552,477)

Total consolidated net income	$8,971,604	$6,285,909	$15,504,718	$12,433,500

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 15 – MAJOR SUPPLIERS

During the three months and six months ended June 30, 2009, the Company purchased 28% and 27% of its raw material from two suppliers.  At June 30, 2009, amounts due to those suppliers included in accounts payable were $762,044. During the three months and six months ended June 30, 2008, the Company purchased 62% of its raw material from two suppliers.  At June 30, 2008, amounts due to those suppliers included in accounts payable were $2,257,452.

This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers.  During the three months ended June 30, 2009, sales to the Company’s two largest customers, based on net revenue made to such customers, aggregated $6,992,568, or approximately 24% of total net revenue.  During the six months ended June 30, 2009, the Company's largest customer aggregated $5,941,834, or approximately 11% of total net revenue. At June 30, 2009, amounts due from these customers were $2,388,754. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

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

NOTE 17 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. According to the Co-op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually during the next five years to East China University of Science and Technology for research. The research and development expense recognized during the three months and six months ended June 30, 2009 was $125,095 and $250,065. The research and development expense recognized during the three months and six months ended June 30, 2008 was $135,275 and $267,109.

NOTE 18 – RELATED PARTY TRANSACTIONS

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)

Shenzhen Huayin Guaranty and Investment Company Limited Waiver of accrued interest during first quarter 2008	$-	$131,533
Note and loan payable – First Capital Limited (Note 7)	$1,650,000	1,650,000
Shenzhen Huayin Guaranty and Investment Company Limited (Note 7)	$-	$21,337,493
Due to related party:
Jiaxing Lighting (Note 8)	$-	$852,068
Haoyuan Group (Note 8)	$7,667,138	$-

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and shareholders equity for the three months and six months ended June 30, 2009 and 2008.

	Three months ended	Three months ended	Percentage Change
	June 30, 2009	June 30, 2008
Net Revenue	$29,590,897	$23,766,179	25%

Cost of Net Revenue	$16,445,804	$14,062,903	17%

Gross Profit	$13,145,093	$9,703,276	35%

Research and Development costs	$125,095	$135,275	-8%

General and Administrative expenses	$996,441	$1,009,088	-1%

Income from operations	$12,023,557	$8,558,913	40%

Other Income net	$23,729	$32,776	-28%

Income before taxes	$12,047,286	$8,591,689	40%

Income Taxes	$3,075,682	$2,305,780	33%

Net Income	$8,971,604	$6,285,909	43%

	Six months ended	Six months ended	Percentage Change
	June 30, 2009	June 30, 2008
Net Revenue	$53,224,436	$45,799,736	16%

Cost of Net Revenue	$29,986,744	$26,662,623	12%

Gross Profit	$23,237,692	$19,137,113	21%

Research and Development costs	$250,065	$267,109	-6%

General and Administrative expenses	$2,095,821	$1,863,630	12%

Income from operations	$20,891,806	$17,006,374	23%

Other Income (expenses), net	$18,749	$(20,397)	192%

Income before taxes	$20,910,555	$16,985,977	23%

Income Taxes	$(5,405,837)	$(4,552,477)	19%

Net Income	$15,504,718	$12,433,500	25%

Net revenue Net revenues were $29,590,897 for three months ended June 30, 2009, an increase of $5,824,718 (or approximately 25%) as compared to the comparable period in 2008. This increase was attributable to strong growth in our chemical products segment, in which revenue increased from $5,757,620 for the three months ended June 30, 2008 to $9,061,448 in the same period in 2009, an increase of approximately 57%. The increase in our chemical products segment was primarily a result of increased sales of our new friendly additive products, solid lubricant and polyether lubricant, which are used in oil and gas exploration and were first introduced in the fourth quarter of 2008.  Revenues in our bromine and crude salt segment increased from $18,008,559 for the three months ended June 30, 2008 to $20,529,449 in the same period in 2009, an increase of $2,520,890 (or approximately 14%). Within the segment, revenue from bromine’s increased slightly from $17,890,429 to $18,183,869, an increase of $293,440 (or approximately 2%). We believe that this was due to a decrease in customer purchase orders for bromine caused by the slowdown in the global economy. In an effort to offset the relatively flat sales of bromine, management increased its crude salt production and its price per ton.  Net revenue from crude salt production increased from $118,130 for the three months ended June 30, 2008 to $2,345,580 in the same period in 2009.

Net revenues for the six months ended June 30, 2009, were $53,224,436, representing an increase of $7,424,700 or 16% over the comparable 2008 period.  Our bromine and crude salts segment’s revenue grew by $1,539,060 to $36,059,724, primarily as a result of in increase in sales of crude salt, which contributed approximately $4,656,010 of additional revenue. Net revenues from our chemical products segment were $17,164,712, an increase of $5,885,640 or 52% over the comparable 2008 period. This increase was primarily a result of sales of our new friendly additive products, solid lubricant and polyether lubricant which were first introduced in fourth quarter of 2008.

	Net Revenue by Segment
	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
Segments		Percent of total		Percent of total
Bromine and Crude salt	$20,529,449	69.4%	$18,008,559	75.8%
Chemical Products	$9,061,448	30.6%	$5,757,620	24.2%
Total Revenues	$29,590,897	100%	$23,766,179	100%

Three Months Ended June 30
2009 vs. 2008
Segments	Percent Increase of Net Sales
Bromine and Crude salt	14%
Chemical Products	57%

	Net Revenue by Segment
	Six months ended		Six months ended
	June 30, 2009		June 30, 2008
Segments		Percent of total		Percent of total
Bromine and Crude salt	$36,059,724	67.8%	$34,520,664	75.4%
Chemical Products	17,164,712	32.2%	11,279,072	24.6%
Total Revenues	$53,224,436	100.0%	$45,799,736	100.0%

Six Months Ended June 30
2009 vs. 2008
Segments	Percent Increase of Net Sales
Bromine and Crude salt	4%
Chemical Products	52%

Bromine and Crude salt segment product sold in metric tons	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percentage Change
Bromine	10,895	8,451	29%

Crude Salt	95,540	9,000	962%

Bromine and Crude salt segment product sold in metric tons	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percentage Change
Bromine	18,343	16,512	11%

Crude Salt	165,540	17,000	874%

Due to the diverse product mix and varying values, management does not believe that the tonnage sold by the Chemical Product division is a meaningful metric.

Cost of net revenue and gross profit Cost of net revenue reflects the raw materials consumed the direct salaries and benefits of staff engaged in the production process, electricity and other manufacturing costs. Our cost of net revenue and the resulting gross profit for the three and six months ended June 30, 2009 and 2008 were:
	Three months ended June 30
	2009	% of Net revenue	2008	% of Net revenue
Cost of net revenue	$16,445,804	55.6%	$14,062,903	59.2%
Gross profit	$13,145,093	44.4%	$9,703,276	40.8%

	Six months ended June 30
	2009	% of Net revenue	2008	% of Net revenue
Cost of net revenue	$29,986,744	56.3%	$26,662,623	58.2%
Gross profit	$23,237,692	43.7%	$19,137,113	41.8%

The increases in the cost of net revenue were largely the result of the substantially higher sales volumes recorded in both the three and six month periods ended June 30, 2009 as compared to the corresponding prior year periods.  The reduction in the cost of net revenue as a percentage of net revenue for the first half of 2009 compared to 2008 was due to a higher percentage of revenue from crude salt, which has a lower product cost as a percentage of its net revenue, as well as production efficiencies in consumables and electricity, in part as a result of economies of scale achieved due to the acquisitions, and greater utilization of our chemical production capacity. The increases in gross profit for both periods were largely the result of higher sales volumes as well as the other factors noted above.

Research and development costs The research and development costs result from the agreement that SYCI and East China University of Science and Technology entered into in September 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. The research and development costs incurred for the three months ended June 30, 2009 and 2008 was $125,095 and $135,275 respectively. The research and development costs incurred for the six months ended June 30, 2009 and 2008 was $250,065 and $267,109 respectively.  All research findings and patents developed by this Center will belong to Gulf Resources.

General and administrative expenses General and administrative expenses for the three and six months ended June 30, 2009 were $996,441 and $2,095,820, representing a decreases of $12,647 and an increase of $854,622 respectively.  The increase in general and administrative expenses was primarily due to $309,500 stock-based compensation incurred and the increase in depreciation and mineral resource compensation fee during the quarter and for the six months ended June 30, 2009.

Income from Operations

	Income from Operations by Segment
	Three months ended		Three months ended
	June 30, 2009		June 30, 2008
Segment		Percent of total		Percent of total
Bromine and Crude salt	$9,199,179	75.0%	$7,156,765	77.8%
Chemical Products	3,072,203	25.0%	2,034,415	22.2%
Income from operations before corporate costs	12,271,382	100.0%	9,191,180	100.0%
Corporate costs	(247,824)		(632,267)
Income from operations	$12,023,558		$8,558,913

	Income from Operations by Segment
	Six months ended		Six months ended
	June 30, 2009		June 30, 2008
Segment		Percent of total		Percent of total
Bromine and Crude salt	$15,740,780	73.0%	$14,341,085	78.7%
Chemical Products	5,826,524	27.0%	3,873,541	21.3%
Income from operations before corporate costs	21,567,304	100.0%	18,214,626	100.0%
Corporate costs	(675,498)		(1,208,252)
Income from operations	$20,891,806		$17,006,374

Income from operations before corporate costs was $1,271,382 for three months ended June 30, 2009 (41.5% of net revenue), an increase of $3,080,202 (or approximately 33.5%) over income from operations for three months ended June 30, 2008.  Income from operations before corporate costs was $21,567,304 for the six months ended June 30, 2009 (40.5% of net revenue), an increase of $3,352,678 (or approximately 18.4%). These increases resulted primarily from the increases in revenues and the resulting higher income from operations from the bromine and crude salts segment of the Company. For three months ended June 30, 2009, income from operations for the bromine and crude salt segment was $9,199,180, an increase of 29% from $7,156,765 for three months ended June 30, 2008. For six month period ended June 30, 2009, income from operations for the bromine and crude salt segment was $15,740,780, an increase of 10% from the six months ended June 30, 2008. These increases in the revenue and Income from operations of bromine and crude salt segment were primarily as a result of the purchase of five new bromine producing assets and a higher gross margin due to production cost efficiencies. The larger increases in revenue and income from operations of our chemical products were largely due to the completion of equipment upgrades and the development of new chemical products.

Other Income (Expense), Net Other income, net was $23,729 for three months ended June 30, 2009, a decrease of $9,074 from the same period in 2008.  Other income, net was $18,749 for the six months ended June 30, 2009, compared to a net expense of $20,397 for the same period in 2008.  [add explanation of the components]

Net Income Net income was $8,971,604 for three months ended June 30, 2009, an increase of $2,685,695 (42.7%) compared to the same period in 2008. Net Income was $15,504,719 for the six months ended June 30, 2009, an increase of $3,072,219 (24.7%) compared to the same period in 2008. These increases were primarily attributable to the higher operating profit resulting from the increases in revenues, and a decrease in the effective tax rate to 25.5% in 2009 from approximately 26.8% in 2008

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, cash were $37,957,195 as compared to $30,878,044 as of December 31, 2008. The components of this increase of $7,079,151 are reflected below.

Cash Flow

	Six Months Ended June 30
	2009	2008
Net cash provided by operating activities	$19,255,584	$9,330,340
Net cash used in investing activities	$(18,962,226)	$(20,924,051)
Net cash provided by financing activities	$6,829,785	$6,745,406
Net cash inflow (outflow)	$7,079,151	$(4,388,962)

For the six months ended June 30, 2009 the Company met its working capital and capital investment requirements mainly by using operating cash flows.

The Company will continue to explore opportunities relating to bromine asset purchases.

Net Cash Provided by Operating Activities

During six months ended June 30, 2009, we had positive cash flow from operating activities of $19,255,584, primarily attributable to net income of $15,504,718, as well as depreciation of fixed assets of $3,026,880. Net cash provided by operating activities during the six months ended June 30, 2009 increased by $9,925,244 compared to the six months ended June 30, 2008, primarily due to a $3,072,219 increase in net income, and the decreases in accounts receivable.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $10,000,000 cash and issued 1,500,000 shares to acquire additional mineral rights, property, plant and equipment during three months ended March 31, 2009.

The Company used $5,638,785 cash to complete the construction of well and channel, which are used for the production of bromine and crude salt during three months ended June 30, 2009.

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

Accounts Receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts.  For the three month ended June 30, 2009, allowance for doubtful accounts amounted to $61,453. As of December 31, 2008, allowance for doubtful accounts was 0

During the quarter ended March 31, 2009, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to certain of its existing customers, based on credit-worthiness and payment history, as well as to new customers. Management evaluates each customer individually to determine the number of days the credit would be extended. No customer is extended more than 120 days of credit. The Company previously extended 60 days of credit.

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

Shipping and Handling Fees and Costs
The Company follows Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales.  For the three months ended June 30, 2009 and 2008, shipping and handling costs were $132,152 and $124,171 respectively, and for the six months ended June 30, 2009 and 2008, shipping and handling costs were $241,730 and $221,246 respectively

Basic and Diluted Net Income per Share of Common Stock
In accordance with Financial Accounting Standards No. 128, “Earnings per Share”, basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

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

In May 2009 the Company granted to one director options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.20 per share.  The options vested immediately and may be exercised through May 2019.

In June 2009 the Company granted to one director options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.20 per shares.  The options vested immediately and may be exercised through June 2012.

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

GULF RESOURCES, INC.

Dated: August 10, 2009	By:	/s/ Xiao bin Liu
Xiao bin Liu
Chief Executive Officer
(principal executive officer)

	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)