Form 10-Q
period 2009-09-30
GULF RESOURCES, INC.
filed 2009-11-09
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 000-20936

GULF RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Chenming Industrial Park, Shouguang City, Shandong, China	262714
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 (536) 567-0008

Indicate by check mark whether the registrant (1) has filed all reports required to +be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           ☒No ☐

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

Yes           ☐No ☒

As of November 2, 2009, the registrant had outstanding 31,542,542 shares of common stock.

Table of Contents

Page

i

PART I — FINANCIAL STATEMENTS

Item 1. Financial Statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$19,256,504	$30,878,044
Accounts receivable, net of allowance	15,431,176	11,674,645
Inventories	471,469	418,259
Prepayment and deposit	362,915	229,408
Prepaid land lease	15,849	15,849
Deferred tax asset	3,453	3,453
Other receivable	2,289	2,641
	35,543,655	43,222,299

PROPERTY, PLANT AND EQUIPMENT, Net	81,136,111	45,399,456

PREPAID LAND LEASE, Net of current portion	725,824	737,711

TOTAL ASSETS	$117,405,590	$89,359,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,653,162	$4,746,993
Loan Payable	-	4,034,250
Retention Payable	660,150	-
Note and loan payable – related parties	-	4,650,000
Due to related party	769,090	852,068
Taxes payable	5,253,780	4,269,442
TOTAL CURRENT LIABILITIES	13,336,182	18,552,753

NON CURRENT LIABILITIES
Note payable, net of current portion	-	18,337,493

TOTAL LIABILITIES	13,336,182	36,890,246

STOCKHOLDERS’ EQUITY

PREFERED STOCK ; $0.001 par value; 1,000,000 shares
authorized none outstanding	-	-
COMMON STOCK; $0.0005 par value; 100,000,000 shares
authorized; 31,599,552 and 24,917,210
issues and outstanding in 2009 and 2008	15,800	12,459

ADDITIONAL PAID-IN CAPITAL	40,743,524	13,072,668

RETAINED EARNINGS – UNAPPROPRIATED	55,649,994	31,817,465

RETAINED EARNINGS – APPROPRIATED	3,223,418	3,223,418

CUMULATIVE TRANSLATION ADJUSTMENT	4,436,672	4,343,210

TOTAL STOCKHOLDERS’ EQUITY	104,069,408	52,469,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,405,590	$89,359,466

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET REVENUE
Net sales	$27,667,158	$17,554,873	$80,891,594	$63,354,609

OPERATING EXPENSES
Cost of net revenue	15,533,613	11,388,348	45,520,357	38,050,971
Research and development cost	125,122	122,744	375,187	389,853
General and administrative expenses	870,554	960,747	2,966,375	2,824,377
	16,529,289	12,471,839	48,861,919	41,265,201

INCOME FROM OPERATIONS	11,137,869	5,083,034	32,029,675	22,089, 408

OTHER INCOME (EXPENSES)
Interest expense	(102)	-	(27,144)	(60,111)
Interest income	19,815	26,143	65,607	70,400
Sundry income (expense)	-	779	-	(3,764)

INCOME BEFORE INCOME TAXES	11,157,582	5,109,956	32,068,138	22,095,933

INCOME TAXES current	2,829,772	1,373,055	8,235,609	5,925,532

NET INCOME	$8,327,810	$3,736,901	$23,832,529	$16,170,401

EARNINGS PER SHARE:
BASIC	$0.27	$0.15	$0.79	$0.65
DILUTED	$0.27	$0.15	$0.79	$0.65

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	30,806,546	24,917,211	30,179,367	24,917,211
DILUTED	30,806,546	24,917,211	30,179,367	24,919,164

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET INCOME	$8,327,810	$3,736,901	$23,832,529	$16,170,401
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	148,833	228,921	93,462	2,341,313

COMPREHENSIVE INCOME	$8,476,643	$3,965,822	$23,925,991	$18,511,714

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009

				Statutory
			Additional	Common		Cumulative
	Number	Common	Paid-in	Reserve	Retained	Translation
	of Shares	Stock	Capital	Fund	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2008	99,668,842	$49,834	$13,035,293	$3,223,418	$31,817,465	$4,343,210	$52,469,220
Retroactive Restatement due to 1:4 stock split	(74,751,631)	(37,375)	37,375	-	-	-	-
Balance at December 31, 2008 (restated)	24,917,211	12,459	13,072,668	3,223,418	31,817,465	4,343,210	52,469,220
Cumulative translation Adjustment	-	-	-	-	-	93,462	93,462
Common stock issuance for settlement of shareholder’s note payable	5,250,000	2,625	21,284,868	-	-	-	21,287,493
Common stock issuance for acquiring assets	1,432,341	716	6,027,872	-	-	-	6,028,588
Issuance of warrants for consulting expenses	-	-	48,616	-	-	-	48,616
Issuance of stock options	-	-	309,500	-	-	-	309,500
Net income for nine months ended September 30, 2009	-	-	-	-	23,832,529	-	23,832,529

BALANCE AT September 30, 2009 (unaudited)	31,599,552	15,800	40,743,524	3,223,418	55,649,994	4,436,672	104,069,408

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$23,832,529	$16,170,401
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of warrants issued for expenses	309,500	602,142
Amortization of prepaid expenses by shares issued for consulting fee	48,616	145,484
Amortization and prepaid expense	11,943	-
Depreciation and amortization	4,816,540	3,426,455
Bad debt provision	78,150
(Increase) decrease in assets
Accounts receivable	(3,831,618)	(4,426,119)
Inventories	(53,099)	(1,659,098)
Prepayment and deposit	(133,215)	(713,470)
Income tax receivable	-	-
Increase (decrease) in liabilities	-
Accounts payable and accrued expenses	1,874,951	3,102,777
Taxes payable	1,004,489	969,282

Net cash provided by operating activities	27,958,786	17,617,854

CASH FLOWS USED IN INVESTING ACTIVITIES
Property, plant and equipment	(33,828,480)	(17,365,195)

Net cash used in investing activities	(33,828,480)	(17,365,195)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Repayment to bank loan	-	(3,843,675)
Proceeds from loan payable	-	4,023,250
Repayment to loan payable	(4,031,775)	-
Proceeds from Note and loan payable (related parties)	-	13,635,405
Repayment to Note and loan payable (related parties)	-	(2,670,192)
Proceeds from related party	8,452,194	-
Repayment to related party	(10,168,016)	-
Net cash used in provided by financing activities	(5,747,597)	11,144,788

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	(4,249)	703,038

NET INCREASE (DECREASE) IN CASH	(11,621,540)	12,100,485

CASH – BEGINNING OF PERIOD	30,878,044	10,773,875

CASH – END OF PERIOD	$19,256,504	$22,874,360

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$7,681,162		$5,444,244

Interest paid	$27,009		$126,715

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Waiver of accrued interest to Additional Paid In Capital	$-		$131,533

Issuance of common stock as payment for shareholders note payable	$21,287,493		$-

Issuance of common stock for prepaid expenses	$-		$-

Issuance of common stock for purchase of assets	$6,028,588		$-

Purchase of property, plant and equipment for retention payable	$659,745	$

See accompanying notes to condensed consolidated financial statements.

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Gulf Resources, Inc. a Delaware corporation and its subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes are necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2008 Form 10-K should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the nine months ended September 30, 2009 may not be indicative of operating results expected for the full year.

Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited, a company incorporated in the People’s Republic of China (“PRC”)  (“SCHC”), and manufactures chemical products for use in the oil industry and paper manufacturing industry through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited, a company incorporated in the PRC (“SYCI”).

Basis of Consolidation

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”), which owns 100% of SCHC and SYCI which is 100% owned by SCHC.  All material intercompany transactions have been eliminated in consolidation.

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

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Based on the above assessment, during the reporting period ended September 30, 2009, the management established the general provision allowance according to the aging of trade and other receivable as follows:

Provision Base	Aging	Provision rate
The balance of	<120 days	0.5%
Accounts receivable	121 days – 1 year	5%
	1 – 2 year	30%
	2 – 3 year	50%
	>3 year	100%

Bad debts are written off when identified. The company extends unsecured credit to customers ranging from 45 days to 90 days in the normal course of business. The company does not accrue interest on trade and other receivable.

As of September 30, 2009, allowance for doubtful accounts amounted to $ 78,242. As of December 31, 2008, allowance for doubtful accounts was $0.

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The Company follows FASB ASC 410-20, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. FASB ASC 410-20 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded.

Currently, there are no reclamation or abandonment obligations associated with the land being utilized for exploitation

Recoverability of Long Lived Assets

The Company follows FASB ASC 360-10, “Accounting for the Impairment of Disposal of Long-Lived Assets.” The Statement requires that long-lived and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material.

Mineral Rights

The Company follows FASB ASC 805-10 which provides that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FASB ASC 740-10.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Fees and Costs

The Company follows FASB ASC 605-45, “accounting for shipping and handling fees and costs” .  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales.   For the three months ended September 30, 2009 and 2008, shipping and handling costs were $123,794 and $91,365 respectively, and for the nine months ended September 30, 2009 and 2008, shipping and handling costs were $365,525 and $312,611 respectively.

Basic and Diluted Net Income per Share of Common Stock

In accordance with, FASB ASC 260-10, basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

Recently Adopted Accounting Pronouncements

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements (continued)

FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company.

FASB ASC 815-10 is effective January 1, 2009. This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This standard is not currently applicable to the Company.

FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard is not expected to have an effect on the Company’s financial reporting.

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements (continued)

FASB ASC 470-20 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is currently not applicable to the Company since the Company does not have any convertible debt.

FASB ASC 815-10 and 815-40 are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company adopted this standard as of January 1, 2009, and was not required to reclassify any of its warrants as liabilities

FASB ASC 825-10 requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 820-10 provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This standard was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through November 9, 2009, the date the financial statements were issued.

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements (continued)

As of September 30, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-12. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – ASSETS ACQUISITIONS

On January 8, 2008, the Company  acquired substantially all of the assets owned by Xiaodong Yang in the Shouguang City Hanting  Area (the “Yangxiaodong property” or Factory No. 6”).  The Yangxiaodong property includes a 50-year mineral rights and land lease covering 1,069 hectares of real property, with non-reserve mineralized materials of  approximately 205,000 tons of bromine and 294 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $9,722,222

On January 7, 2009, the Company  acquired substantially all of the assets owned by Fenqiu Yuan, Han Wang and Yufen Zhang in the Shouguang City Renjiazhuangzi Village North Area (the “Fenqiu Yuan, Han Wang & Yufen Zhang property” or Factory No. 7”). The Fenqiu Yuan, Han Wang and Yufen Zhang property includes a 50-year mineral rights and land lease covering 1,611 hectares of real property, with non-reserve mineralized materials of approximately 150,000 tons of bromine, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $10,615,000, consisting of $10,000,000 in cash and 375,000 shares of the Company’s Common Stock valued at $615,000 (fair value), (note 11).

On September 30, 2009, the company acquired substantially all of the assets owned by FengxiaYuan, Han Wang and Qing Yang in the Shouguang City Yingli Township Beishan Village (the “ Fengxia Yuan, Han Wang& Qing Yang property” or Factory No. 8”). The FengxiaYuan, Han Wang and Qing Yang property includes a 50-year mineral rights and land lease covering 11.02 KM2 of real property, with non-reserve mineralized materials of approximately 150,000 tons of bromine, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property .The total purchase price for the acquired assets was $ 16,930,548, consisting of $11,516,960 in cash and 1,057,342 shares of the Company’s Common Stock valued at $5,413,588 (fair value), (note 11).

The asset acquisitions described above were not in operation when the Company acquired the assets.  The owners of each of the assets did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 3 – INVENTORY

Inventory consists of:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Raw Material	$322,374	$202,435
Finished Goods	162,909	229,638
Allowance for obsolete and slow moving inventory	(13,814)	(13,814)
	$471,469	$418,259

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. The prepaid land lease are amortized on a straight line basis. During the three months ended September 30, 2009, amortization of prepaid land lease totaled $ 3,960, of which $3,813 and $147 were recorded as cost of sales and administrative expenses respectively. During the nine months ended September 30, 2009, amortization of prepaid land lease totaled $11,878, of which $11,438 and $440 were recorded as cost of sales and administrative expenses respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following :

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
At cost:
Mineral rights	$5,840,594	5,840,594
Buildings	21,218,761	6,410,813
Plant and machinery	61,443,813	37,619,002
Motor vehicles	57,947	57,947
Furniture, fixtures and office equipment	4,277,972	2,353,789

Total	92,838,820	52,282,144

Less: accumulated depreciation and amortization	11,702,975	6,882,688
Net book value	$81,136,111	45,399,456

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

During the three months ended September 30, 2009, the Company completed a sewage treatment project which had a total cost of RMB45,000,000 (USD $6,601,500).  The company is retaining RMB4,500,000 (USD$660,150), reflected on the balance sheet as retention payable, which represents 10% of the value of the sewage project until the quality guarantee period expires which is one year after the completion of the project. According to the agreement, this amount will be paid within one year.

By September 2009, the Company completed the construction of well and channel, which are used for the production of bromine and crude salt and resulted in the addition of $5,638,785 in property, plant and equipment.

During the three months ended September 30, 2009, depreciation and amortization expense totaled $1,789,660, of which $1,749,949 and $39,711 were recorded as cost of sales and administrative expenses respectively. During the three months ended September 30, 2008, depreciation and amortization expense totaled $1,299,305, of which $1,261,017 and $38,288 were recorded as cost of sales and administrative expenses respectively. During the nine months ended September 30, 2009, depreciation and amortization expense totaled $4,816,540, of which $4,675,676 and $140,773 were recorded as cost of sales and administrative expenses respectively. During the nine months ended September 30, 2008, depreciation and amortization expense totaled $3,198,613, of which $3,107,235 and $91,378 were recorded as cost of sales and administrative expenses respectively.

NOTE 6 – LOAN PAYABLE

This amount is interest free with no fixed terms of repayment, and not secured against the company’s assets. This amount is owed to a non-related party.

NOTE 7 – NOTES AND LOAN PAYABLE – RELATED PARTIES

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, non-interest bearing, pursuant to an agreement which, as is Chinese custom, states that the loan need not be paid in the immediate future. This loan is denominated in RMB (a)	$-	$18,337,493

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, non-interest bearing and is due May 2009. The loan is denominated in US dollars. (a)	-	3,000,000

Loan from a stockholder First Capital Limited is unsecured, non-interest bearing with no fixed term of repayment.	-	1,650,000
Total loans	-	22,987,493
Less: current portion	-	(4,650,000)
Long-term loans, less current portion	$-	$18,337,493

Future maturities of notes payable-related parties are as follows:

2009	$-	$-
2010	-	-
2011	-	18,337,493
Total	$-	$18,337,493

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

(a)
Based on an amendment agreement dated January 24, 2009, the Company issued 5,250,000  shares of its common stock in lieu of repayment of the Loans to Shenzhen Huayin Guaranty and Investment Company Limited to the following companies, which assumed the Loans from Shenzhen Hua Yin, and in the following amounts: Top King, 1,500,000 million shares of common stock; Billion Gold, 2,000,000 shares of common stock; Topgood, 1,750,000 shares of common stock. Upon the issuance of the shares, the Loans were deemed paid in full and were cancelled.

Since the conversion of debt into shares of common stock took place with an existing shareholder, the conversion was accounted for as a capital transaction.

NOTE 8 – DUE TO A RELATED PARTY

Due to related parties consists of the following:
	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Due to related company - Jiaxing Lighting	867,900	852,068
Due from related company – Haoyuan Group	(98,810)	-
	$769,090	$852,068

The $867,900 due to related company represents funds received from Jiaxing Lighting for investment purpose in SCHC.  Mr. Ming Yang, Chairman of the Company, is the director and shareholder of Jiaxing Lighting.

The $98,810 due from related company represents funds advanced to Haoyuan Group, Mr. Ming Yang, Chairman of the Company, is the director and shareholder of Haoyuan Group. As of June 30, 2009, Haoyuan Group had loaned the company $7,667,138. During the three months ended September 30, 2009, the company repaid Haoyuan Group $7,667,138 and lent them $98,810.

Balances due to related company are unsecured, non-interest bearing and have no fixed repayment terms.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:
	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Income tax payable	$2,881,664	$2,329,227
Mineral resource compensation fee payable	327,157	291,861
Value added tax payable and others	2,044,959	1,648,354
Total	$5,253,780	$4,269,442

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 10 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to allocate its profit after tax to the following reserves:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. Due to the increase in capital contribution in SCHC in 2009, the statutory common Reserve Fund as of September 30, 2009 is 25% of its registered capital.

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

NOTE 11 – COMMON STOCK

On July 29, 2009, holders of 67,638,898 shares of our issued and outstanding common stock, or 55.4% of the 122,168,842 issued and outstanding shares of common stock on that date, authorized, by written consent, an amendment to our certificate of incorporation to effect a four-for-one reverse stock split of our common stock.   On October 6, 2009, the Company filed the amendment to the certificate of incorporation with the Secretary of State of the State of Delaware, effecting the reverse stock split on October 9, 2009. All shares and per share amount for all periods presented have been adjusted to reflect the stock split.

In March 2009, the Company issued 5,250,000 shares of its common stock as payment for $21,287,493 of Notes and Loan Payable-Related Party (Note 7).

In March 2009, the Company issued 375,000 shares of its common stock, valued at $615,000 (fair value), to acquire assets owned by Mr. Fenqiu Yuan, Han Wang and Yufen Zhang (Note 2)

In September 2009, the Company agreed to issue 1,057,342 shares of its common stock, valued at $5,297,850 (fair value), to acquire assets owned by Mr. Fenqiu Yuan, Han Wang and Yufen Zhang.  These shares have not yet been issued by the company (Note 2).

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION

The Company issued 25,000 warrants on August 1, 2008 at a price of $4.80 per share as part of a consulting agreement with its investor relations firm. These options fully vest on August 1, 2009. The warrants were valued at $65,000, fair value, using the Black-Scholes option-pricing  model with assumed 1,430% volatility, a four year expiration term, a risk free rate of 3% and a dividend yield of 0%. The value of the warrants will be expensed over one year, which is the term of the consulting agreement. For the three and nine months ended September 30, 2009, $16,384 and $48,616 was recognized as consulting expense.

In March 2009, the Company granted to 9 management staffs (including 4 board of directors) options to purchase a total of 150,000 shares (25,000 for each of 3 board of directors, and 12,500 for each of 1 non executive independent director and 5 other management staff) of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The options were valued at $222,000,fair value, using the Black-Scholes option pricing model with assumed 1,098% volatility, a ten year expiration term, a risk free rate of 3% and a dividend yield of 0%. For the three and nine months ended September 30, 2009, $0 and $222,000 was recognized as general and administrative expenses.

In May 2009 the Company granted to one director options to purchase 12,500 shares of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The options were valued at $29,500,fair value, using the Black-Scholes option pricing model with assumed 1,096% volatility, a ten year expiration term, a risk free rate of 3% and a dividend yield of 0%. For the three months and nine months ended  September 30, 2009, $0 and $29,500 was recognized as general and administrative expenses.

In June 2009 the Company granted to 1 director options to purchase 25,000 shares of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The options were valued at $58,000, fair value, using the Black-Scholes option pricing model with assumed 1,096% volatility, a three year expiration term, a risk free rate of 3% and a dividend yield of 0%. For the three and nine months ended September 30, 2009, $- and $58,000 was recognized as general and administrative expenses.

The following table summarizes all Company stock option and warrant transactions between December 31,2008 and September 30, 2009.

	Option &Warrants Outstanding	Option &Warrants Vested	Range of Exercise Price per Common Share
Balance, December 31, 2008	325,000	112,500	$0.84 - $9.80
Granted or vested during nine months ended September 30, 2009	187,500	233,333	$4.80
Expired during nine months ended September 30, 2009
Forfeited during nine months ended September 30, 2009	(250,000)	(83,333)	$9.80
Balance, September 30, 2009	262,500	262,500	$0.84 - $8.20

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Stock and Warrants Options Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at September 30, 2009	Contractual Life (Years)	Currently Exercisable

$0.84-$8.20	262,500	6.57	$ 7.07

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. The Company’s effective tax rates for the three months and nine months ended September 30, 2009 were 25.3% and 25.6%.  Effective tax rates for both the three months and nine months ended September 30, 2008 were 26.8%.  These rates in those periods differed from the statutory PRC rates of 25%, due to the non-deductibility of certain expenses incurred outside of the PRC.

No provision for deferred taxes has been made as there were no material temporary differences for the period ended September 30, 2009 and 2008. Deferred taxes asset amounted to $3,453 and $3,453 as of September 30, 2009 and December 31, 2008.

There was no change in unrecognized tax benefits and accrual for uncertain tax positions the period ended September 30, 2009.

Tax years from 2005 through 2008 remain subject to examination by major tax jurisdiction.

United States

Gulf Resources Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the nine months ended September 30, 2009 and 2008 and management believes that its earnings are permanently invested in the PRC.

BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong

Hong Kong Jiaxing Industrial Limited  was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the year.  The applicable statutory tax rate for the nine months ended September 30, 2009 and 2008 is 16.5%.

PRC

Enterprise income tax (“EIT”) for SCHC and SYCI in the PRC is charged at 25% of the assessable profits,  of which 15% is for national tax and 10% is for local tax.

GULF RESOURCES, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires the Company to provide certain information about their operating segments.  The Company has two reportable segments:  bromine and crude salt and chemical products.

Three Months Ended
September 30, 2009 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$18,814,932	8,852,226	27,667,158	-	27,667,158
Income (loss) from operations	8,245,278	3,053,245	11,298,523	(160,654)	11,137,869
Total assets	91,479,066	25,776,330	117,255,396	150,194	117,405,590

Depreciation and amortization	1,502,376	287,284	1,789,660	-	1,789,660
Capital expenditures	12,227,274	2,638,980	14,866,254	-	14,866,254

Three Months Ended
September 30, 2008 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$13,106,804	4,448,069	17,554,873	-	17,554,873
Income (loss) from operations	4,086,664	1,378,530	5,465,194	(382,160)	5,083,034
Total assets	63,513,465	17,961,014	81,474,479	75,507	81,549,986

Depreciation and amortization	1,068,738	221,664	1,290,402	-	1,290,402
Capital expenditures	519,977	-	519,977	-	519,977

Nine Months Ended
September 30, 2009 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$54,874,656	26,016,938	80,891,594	-	80,891,594
Income (loss) from operations	23,986,058	8,879,769	32,865,827	(836,152)	32,029,675
Total assets	91,479,066	25,776,330	117,255,396	150,194	117,405,590
Depreciation and amortization	4,085,235	731,305	4,816,540	-	4,816,540
Capital expenditures	27,890,325	5,938,155	33,828,480	-	33,828,480

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Nine Months Ended
September 30, 2008 (unaudited)	Bromine and Crude Salt	Chemical Products	Segment Total	Corporate	Consolidated Total

Net sales	$47,627,468	15,727,141	63,354,609	-	63,354,609
Income (loss) from operations	18,427,749	5,252,071	23,679,820	(1,590,412)	22,089,408
Total assets	63,513,465	17,961,014	81,474,479	75,507	81,549,986
Depreciation and amortization	3,043,928	382,527	3,426,455	-	3,426,455
Capital expenditures	10,529,286	6,835,909	17,365,195	-	17,365,195

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliations	2009	2008	2009	2008

Total segment operating income	$11,298,523	$5,465,194	$32,865,828	$23,679,820
Corporate overhead expenses	(160,654)	(382,160)	(836,152)	(1,590,412)
Other income (expense)	19,713	26,922	38,462	6,525
Income tax expense	(2,829,772)	(1,373,055)	(8,235,609)	(5,925,532)

Total consolidated net income	$8,327,810	$3,736,901	$23,832,529	$16,170,401

NOTE 15 – MAJOR SUPPLIER

During the three and nine months ended September 30, 2009, the Company purchased 20% and 12% of its raw material from two different suppliers.  At September 30, 2009, amounts due to those suppliers included in accounts payable were $1,734,846. During the three months and nine months ended September 30, 2008, the Company purchased 62% and 59% of its raw material from three suppliers.  At September 30, 2008, amounts due to those suppliers included in accounts payable were $2,504,000. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers. During the three months ended September 30, 2009, there were no customers that represented more than 10% of net revenue. During the nine months ended September 30, 2009, the Company’s two largest customers aggregated $16,760,658, or approximately 21% of total net revenue. At September 30, 2009, amounts due from these customers were $ 1,949,385.

During the three months ended September 30, 2008, sales to the Company’s two largest customers, based on net revenue from such customers, aggregated $5,257,000, or approximately 30% of total net revenue.  During the nine months ended September 30, 2008, the Company’s largest customers aggregated $6,578,000, or approximately 10% of total net revenue.  At September 30, 2008, amounts due from these customers were $2,309,518.

This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 17 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. According to the Co-op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually during the next five years to East China University of Science and Technology for research. The research and development expense recognized during the three months and nine months ended September 30, 2009 was $125,197 and $375,262. The research and development expense recognized during the three months and nine months ended September 30, 2008 was $122,744 and $389,853.

NOTE 18 – RELATED PARTY TRANSACTIONS

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

Shenzhen Huayin Guaranty and Investment Company Limited Waiver of accrued interest during first quarter 2008	$-	$131,533
Note and loan payable – First Capital Limited (Note 7)	$-	1,650,000
Shenzhen Huayin Guaranty and Investment Company Limited (Note 7)	$-	$21,337,493
Due to related party:
Jiaxing Lighting (Note 8)	$867,900	$852,068
Haoyuan Group (Note 8)	$(98,810)	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by Gulf Resources, Inc. (the “Company” or “we”) from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Company Overview

The Company conducts operations through its two wholly-owned PRC subsidiaries, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) and Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”). Our business is also reported in these two segments; Bromine and Crude salts (SCHC), and Chemical Products (SYCI).

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

On August 31, 2008, Gulf Resources completed the construction of a new chemical production line. It passed the examination by Shouguang City Administration of Work Safety and local fire department. This new production line focuses on producing environmental friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration. The line has an annual production capacity of 5,000 tons. Formal production of this chemical production line started on September 15, 2008.

On October 9, 2009 we completed a 1-for-4 reverse stock split of our common stock, such that for each four shares outstanding prior to the stock split there was one share outstanding after the reverse stock split.  All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.  On October 27, 2009 our shares began trading on the NASDAQ Global Select Market under the ticker symbol “GFRE”.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and shareholders’ equity for the three months and nine months ended September 30, 2009 and September 30, 2008, respectively.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Percentage Change

Net Revenue	$27,667,158	$17,554,873	57.6%

Cost of Net Revenue	15,533,613	11,388,348	36.4%

Gross Profit	12,133,545	6,166,525	96.8%

Research and Development costs	125,122	122,744	1.9%

General and Administrative expenses	870,555	960,747	-9.4%

Income from operations	11,137,869	5,083,034	119.1%

Other Income (expenses), net	19,713	26,922	-26.8%

Income before taxes	11,157,582	5,109,956	118.4%

Income Taxes	2,829,772	1,373,055	106.1%

Net Income	$8,327,810	$3,736,901	122.9%

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Percentage Change

Net Revenue	$80,891,594	$63,354,609	27.7%

Cost of Net Revenue	45,520,357	38,050,971	19.6%

Gross Profit	35,371,237	25,303,638	39.8%

Research and Development costs	375,187	389,853	03.8%

General and Administrative expenses	2,966,375	2,824,377	5.0%

Income from operations	32,029,675	22,089,408	45.0%

Other Income (expenses), net	38,462	6,525	489.5%

Income before taxes	32,068,138	22,095,933	45.1%

Income Taxes	8,235,609	5,925,532	39.0%

Net Income	$23,832,529	$16,170,401	47.4%

Net revenue Net revenue was $27.7 million for three months ended September 30, 2009, an increase of $10.1 million (or approximately 57.6%) compared to the same period in 2008. This increase was primarily attributable to the growth in our bromine and crude salt segment, with net revenue increasing from $13.1 million for three months ended September 30, 2008 compared to $18.8 million in the same period in 2009, an increase of approximately $5.7 million or 43.5%. This increase was primarily the result of increased production due to the acquisition of a bromine producing property in the first quarter of 2009. The increased production of crude salt generated approximately $2.1 of additional net revenue for this quarter. Another important reason for overall the increase in net revenue was the growth in the sales of chemical products, with net revenue increasing from $4.4 million for three months ended September 30, 2008 to $8.8 million in the same period in 2009, an increase of 99.0%. The increase in our chemical products segment was primarily a result of increased sales of our new environmentally friendly additive products, solid lubricant and polyether lubricant, which are used in oil and gas exploration and were first introduced in the fourth quarter of 2008

	Net Revenue by Segment
	Three months ended		Three months ended
	September 30, 2009		September 30, 2008
Segment		Percent of total		Percent of total
Bromine and Crude salt	$18,814,932	68%	$13,106,804	74.7%
Chemical Products	8,852,226	32%	4,448,069	25.3%
Total Revenues	$27,667,158	100.0%	$17,554,873	100.0%

Three months ended September 30
2009 vs. 2008
Segment	Percent increase of Net revenue
Bromine and Crude salt	43.5%
Chemical Products	99.0%

Net revenue for the nine months ended September 30, 2009, was $80.9 million, representing an increase of $17.5 million or 27.7% compared to the same period in 2008. Approximately 65% of the increase came from the chemical products segment, and net revenue in this segment increased by $10.3 million from $15.7 million to $26.0 million. The increase in the chemical products segment was primarily a result of increased sales of our new environmentally friendly additive products. Approximately 41% of the increase came from the bromine and crude salt segment, and net revenue in this segment increased by $7.2 million from $47.6 million to $54.9 million.  This increase was mainly due to the acquisition of a bromine producing property during the first quarter of 2009.

	Net Revenue by Segment
	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008
Segments		Percent of total		Percent of total
Bromine and Crude salt	$54,874,656	67.8%	$47,627,468	75.2%
Chemical Products	26,016,938	32.2%	15,727,141	24.8%
Total Revenues	$80,891,594	100.0%	$63,354,609	100.0%

Nine Months Ended September 30
2009 vs. 2008
Segment	Percent increase of Net revenue
Bromine and Crude salt	15.2%
Chemical Products	65.4%

Cost of Net revenue and Gross profit.  The cost of net revenue reflects raw materials consumed, electricity, depreciation, direct salaries and benefits of staff engaged in the production process, and other manufacturing costs. The cost of net revenue and the resulting gross profit for the three and nine months ended September 30, 2009 and 2008 were:

	Three months ended September 30

	2009	% of Net revenue	2008	% of Net revenue
Cost of net revenue	$15,533,613	56.1%	$11,388,348	64.9%
Gross Profit	12,133,545	43.9%	6,166,525	35.1%

	Nine months ended September 30

	2009	% of Net revenue	2008	% of Net revenue
Cost of net revenue	$45,520,357	56.3%	$38,050,971	60.0%
Gross Profit	35,371,237	43.7%	25,303,638	40.0%

The increases in the cost of net revenue were largely the result of the substantially higher sales volumes recorded in both the three and nine month periods ended September 30, 2009 as compared to the corresponding prior year periods.  The reduction in the cost of net revenue as a percentage of net revenue for the nine month periods ended September 30, 2009 compared to 2008 was due to a higher percentage of revenue from high margin products: crude salt and an environmentally friendly chemical product, which has a lower product cost as a percentage of its net revenue, as well as production efficiencies in consumables and electricity, in part as a result of economies of scale achieved due to the acquisitions, and greater utilization of our chemical production capacity. The increases in gross profit for both periods were largely the result of higher sales volumes as well as the other factors noted above

Research and Development Costs The research and development costs result from the agreement that SYCI and East China University of Science and Technology entered into in September 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. The research and development costs incurred for the three months ended September 30, 2009 and 2008 was $125,197 and $122,744 respectively. The research and development costs incurred for the nine months ended September 30, 2009 and 2008 was $375,262 and $389,853 respectively.  All research findings and patents developed by this Center will belong to Gulf Resources.

General and Administrative Expenses General and administrative expenses were $870,555 and $2,966,375 for the three and nine months ended September 30 ,2009, a decrease of $90,193 and an increase of $141,998, compared to the three and nine months ended September 30, 2008 respectively.  The decrease in general and administrative expenses in the third quarter of 2009 was primarily due to decrease in consulting expenses. The increase in general and administrative expenses for the nine months ended September 30, 2009 was primarily due to stock-based compensation incurred and the increase in depreciation and mineral resource compensation fee during the third quarter and for the nine months ended September 30, 2009

Income from Operations

	Income from Operations by Segment
	Three months ended		Three months ended
	September 30, 2009		September 30, 2008
Segment		Percent of total		Percent of total
Bromine and Crude salt	$8,245,278	73.0%	$4,086,664	74.8%
Chemical Products	3,053,245	27.0%	1,369,393	25.2%
Income from operations before corporate costs	11,298,523	100%	5,465,194	100.0%
Corporate costs	(160,654)		(382,160)
Income from operations	$11,137,869		$5,083,034

	Income from Operations by Segment
	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008
Segment		Percent of total		Percent of total
Bromine and Crude salt	$23,986,058	73.0%	$18,427,749	77.8%
Chemical Products	8,879,769	27.0%	5,252,071	22.2%
Income from operations before corporate costs	32,865,827	100.0%	23,679,820	100.0%
Corporate costs	(836,152)		(1,590,412)
Income from operations	$32,029,675		$22,089,408

Income from operations before corporate costs was $11.3 million for the three months ended September 30, 2009 (40.8% of net revenue), an increase of $5.9 million (or approximately 106.7%) compared to the same period in 2008.  Income from operations before corporate costs was $32.9 million for the nine months ended September 30, 2009 (40.6% of net revenue), an increase of $9.2 million (or approximately 38.8%) compared to the same period in 2008. These increases resulted primarily from the increases in net revenue and the resulting higher income from operations from the bromine and crude salts segment of the Company. For the three months ended September 30, 2009, income from operations for the bromine and crude salt segment was $8.2 million, an increase of 102% from $4.1 million for the same period in 2008. For nine months ended September 30, 2009, income from operations for the bromine and crude salt segment was $23.9 million, an increase of 30% from $18.4 million for the same period in 2008. These increases in net revenue and income from operations of bromine and crude salt segment were primarily as a result of the purchase of a bromine producing asset in the first quarter of 2009 and a higher gross margin due to production cost efficiencies. The larger increases in net revenue and income from operations of our chemical products were largely due to increased sales of an environmentally friendly chemical product and an oil and gas exploration additive chemical product.

Net Income Net income was $8.3 million for three months ended September 30, 2009, an increase of $4.6 million (122.9%) compared to the same period in 2008.  Net income was $23.8 million for the nine months ended September 30, 2009, an increase of $7.7 million (47.4%), compared to the same period in 2008. These increases were primarily attributable to the higher operating profit resulting from the increases in revenue, and a decrease in the effective tax rate to 25.6% in 2009 from approximately 26.8% in 2008

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, cash, and cash equivalents were $19,256,504 as compared to $30,878,044 as of December 31, 2008. The components of this decrease of $11,621,540 are reflected below.

Cash Flow
	Nine Months Ended September 30
	2009	2008
Net cash provided by operating activities	$27,958,786	$17,617,854
Net cash used in investing activities	(33,828,480)	(17,365,195)
Net cash provided by financing activities	(5,747,597)	11,144,787
Net cash inflow (outflow)	$(11,621,540)	$12,100,485

For the nine months ended September 30, 2009 the Company met its working capital and capital investment requirements mainly by using cash flow from operations.

Net Cash Provided by Operating Activities

During nine months ended September 30, 2009, we had positive cash flow from operating activities of $27,958,786, primarily attributable to net income of $23,832,529, as well as depreciation of fixed assets of $4,816,540. Net cash provided by operating activities during nine months ended September 30, 2009 increased by $10,340,932 from the same period in 2008, primarily due to a $7,662,128 increase in net income, and the increase in depreciation.

Net Cash Provided (Used) by Investing Activities and Financing Activities

We used $10,000,000 cash and issued 375,000 shares to acquire additional mineral rights, property, plant and equipment during three months ended March 31, 2009.

We used $5,638,785 cash to complete the construction of well and channel, which are used for the production of bromine and crude salt during three months ended June 30, 2009.

We used $5,941,350 cash to complete the construction of waste water disposal system during three months ended September 30, 2009.

We used $11,516,960 cash and agreed to issue, but has not yet issued 1,057,342 shares to acquire additional mineral rights, property, plant and equipment during three months ended September 30, 2009.

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

For the immediate future we intend to focus our efforts on the activities of SCHC and SYCI as these segments continue to expand within the Chinese market. Our long-term strategic goal is to extend our sales to overseas countries.

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

Refer to Note 1 of the Financial Statement

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

PART II — OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2008 (the “2008 Form 10-K”), under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2008 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 29, 2009, holders of 67,638,898 shares of our issued and outstanding common stock, or 55.4% of the 122,168,842 issued and outstanding shares of common stock on that date, authorized, by written consent, an amendment to our certificate of incorporation to effect a four-for-one reverse stock split of our common stock.   On October 6, 2009, the Company filed the amendment to the certificate of incorporation with the Secretary of State of the State of Delaware, effecting the reverse stock split on October 9, 2009.

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

GULF RESOURCES, INC.

Date: November 9, 2009	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)