Form 10-K
period 2009-12-31
GULF RESOURCES, INC.
filed 2010-03-02
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

+86 (536) 200-6316
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2009, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $ 42,365,465 based upon a closing sale price of $0.58 as reported by Bloomberg Finance.

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
Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   As of February 22, 2010, the registrant had outstanding 34,553,566 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

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

PART I
Item 1. Business.

Introduction

We manufacture and trade bromine and crude salt, and manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents and inorganic chemicals. To date, our products have been sold only within the People’s Republic of China. As used in this report, the terms "we," "our," "Company" and "Gulf Resources" refers to Gulf Resources, Inc. and its wholly-owned subsidiaries, and the terms “ton” and “tons” refers to metric tons, in each case, unless otherwise stated or the context requires otherwise.  All information in this report gives retroactive effect to a 4-for-1 reverse stock split of our common stock effected on October 12, 2009.

The Company’s functional currency is the Renminbi, which had an average exchange rate of $0.13167, $0.14415, and $0.14661 during fiscal year 2007, 2008 and 2009, respectively.

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

Upper Class Group Limited, incorporated in the British Virgin Islands in July 2006, acquired all the outstanding stock of Shouguang City Haoyuan Chemical Company Limited ("SCHC"), a company incorporated in Shouguang City, Shandong Province, the People's Republic of China, in May 2005. At the time of the acquisition, members of the family of Mr. Ming Yang, our president and former chief executive officer, owned approximately 63.20% of the outstanding shares of Upper Class Group Limited.  Since the ownership of Upper Class Group Limited and SCHC was then substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Upper Class Group Limited recognized the assets and liabilities transferred at their carrying amounts.

On December 12, 2006, we, then known as Diversifax, Inc., a public "shell" company, acquired Upper Class Group Limited and SCHC. Under the terms of the agreement, the stockholders of Upper Class Group Limited received 13,250,000 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of voting common stock of Gulf Resources, Inc. in exchange for all outstanding shares of Upper Class Group Limited. Members of the Yang family received approximately 62% of our common stock as a result of the acquisition.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited. Share and per share amounts stated have been retroactively adjusted to reflect the share exchange.

To satisfy certain ministerial requirements necessary to confirm certain government approvals required in connection with the acquisition of SCHC by Upper Class Group Limited, the shares of SCHC were transferred to a newly formed Hong Kong corporation named Hong Kong Jiaxing, all of the outstanding shares of which are now owned by Upper Class Group Limited.

On February 5, 2007, we acquired Shouguang Yuxin Chemical Industry Co., Limited ("SYCI"), a company incorporated in the People's Republic of China, in October 2000. Under the terms of the acquisition agreement, the stockholders of SYCI received a total of 8,094,059 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of common stock of Gulf Resources, Inc. in exchange for all outstanding shares of SYCI's common stock.  Simultaneously with the completion of the acquisition, a dividend of $2,550,000 was paid to the former stockholders of SYCI.  At the time of the acquisition, approximately 49.1% of the outstanding shares of SYCI were owned by Ms. Yu, Mr. Yang’s wife, and the remaining 50.9% of the outstanding shares of SYCI were owned by  SCHC, all of whose outstanding shares were owned by Mr. Yang and his wife.   Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI at their carrying amounts. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

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

Our executive offices are located in China at Chenming Industrial Park, Shouguang City, Shandong, People's Republic of China. Our telephone number is +86 (536) 5670008. Our website address is www.gulfresourcesinc.cn.. The information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Form 10-K.

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

On January 24, 2009, the Company entered into an agreement to issue 5.25 million shares of the Company's common stock at a price equal to $4.05 per share to Top King Group Limited ("Top King"), Billion Gold Group Limited ("Billion Gold"), Topgood International Limited ("Topgood"), in lieu of paying off in cash approximately $21.3 million in existing loans payable to Shenzhen Hua Yin Guaranty and Investment Limited Liability Company, a shareholder of the Company.  On March 3, 2009 the Company issued the 5.25 million shares and the aforesaid loans were deemed paid in full and cancelled.

On October 12, 2009 we completed a 1-for-4 stock split of our common stock, such that for each four shares outstanding prior to the stock split there was one share outstanding after the reverse stock split.  All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.  On October 27, 2009 our shares began trading on the NASDAQ Global Select Market under the ticker symbol “GFRE”.

On December 21, 2009, Gulf Resources closed a private placement financing. In the transaction the Company issued  2,941,182 shares of the Company's common stock at a price of $8.50 per share for an approximate aggregate purchase price of $25.0 million. Brean Murray, Carret & Co., LLC acted as the exclusive placement agent for the financing. The Company plans to use the proceeds of the private placement to acquire additional bromine and crude salt production assets, as well as for general corporate purposes such as working capital

Acquisitions of  Production Facilities

On April 7, 2007, the Company acquired substantially all of the assets of Wenbo Yu in the Shouguang City Qinshuibo (the “Yuwenbo property” or “Factory No. 2”). The Yuwenbo property includes a 45 years and 9 months (as of date acquisition) mineral rights and production land lease covering 1,846 acres, of real property, with 575 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $5,100,000, consisting of an aggregate of 399,643 shares of our common stock and $3,076,923 in cash.

 On June 8, 2007, the Company acquired substantially all of the assets of Dong Hua Yang in the Dong Ying City Liu Hu Area (the “Yangdonghua property or “Factory No. 3”). The Yangdonghua property includes a 44 years and 11 months (as of date acquisition) mineral rights and land lease covering 2,318 acres of real property, with 405 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $6,667,538, consisting of an aggregate of 204,898 shares of our common stock valued at $941,300 and cash in the amount $4,837,233 and interest-free promissory note in the aggregate principal amount of $889,005.

On October 25, 2007, the Company acquired substantially all of the assets owned by Jiancai Wang in the Shouguang City Renjia Area (the “Wangjiancai property” or “Factory No.4”).  The Wangjiancai property includes a 45 years and 10 months (as of date acquisition) mineral rights and land lease covering 2,165 acres of real property, with 398 wells, as well as the related production facility, the wells, the pipelines, other production equipment, and the buildings located on the property.  The total purchase price for the acquired assets was $6,399,147, of which $2,519,664 was paid at the closing and the remaining $3,879,483 was paid within five days after the closing.

On October 26, 2007, the Company acquired substantially all of the assets owned by Xingji Liu in the Shouguang City Houxing Area (the “Liuxingji property” or “Factory No. 5”).  The Liuxingji property includes a 47 years (as of date acquisition) mineral rights and land lease covering 2,310 acres of real property, with 432 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $6,665,778.

On January 8, 2008, the Company  acquired substantially all of the assets owned by Xiaodong Yang in the Shouguang City Hanting  Area (the “Yangxiaodong property” or “Factory No. 6”).  The Yangxiaodong property includes a 47 years and 6 months (as of date acquisition) mineral rights and land lease covering 2,641 acres of real property, with 294 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $9,722,222.

On January 7, 2009, the Company  acquired substantially all of the assets owned by Fenqiu Yuan, Han Wang and Yufen Zhang in the Shouguang City Renjiazhuangzi Village North Area (the “Fenqiu Yuan, Han Wang & Yufen Zhang property” or Factory No. 7”). The Fenqiu Yuan, Han Wang and Yufen Zhang property includes a 50-year (as of date acquisition) mineral rights and land lease covering 1,611 acres of real property as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $10,615,000, consisting of $10,000,000 in cash and 375,000 shares of the Company’s Common Stock valued at $615,000 (fair value).

On September 30, 2009, the company acquired substantially all of the assets owned by FengxiaYuan, Han Wang and Qing Yang in the Shouguang City Yingli Township Beishan Village (the “ Fengxia Yuan, Han Wang& Qing Yang property” or Factory No. 8”). The FengxiaYuan, Han Wang and Qing Yang property includes a 50-year (as of date acquisition) mineral rights and land lease covering 2,723 acres of real property as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property ..The total purchase price for the acquired assets was $ 16,930,548, consisting of $11,516,960 in cash and 1,057,342 shares of the Company’s Common Stock valued at $5,413,588 (fair value).

Each of the asset acquisitions described above was not in operation when the Company acquired the asset.  The owners of each of the assets did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to the Factory No. 2, the assets had not been operational for nine months; with respect to Factory No. 3, the assets had not been operational for eleven months; with respect to Factory No. 4 and 5 , the assets had not been operational for fifteen months; with respect to Factory No. 6, the assets had not been operational for eighteen months; and with respect to Factory No. 7, the assets had not been operational for twelve months; and with respect to Factory No. 8, the assets had not been operational for thirteen months

Our Business Segments

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

SYCI concentrates its efforts on the production and sale of chemical products that are in used in oil and gas field explorations, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents, and inorganic chemicals. SYCI also engages in research and development of commonly used chemical products as well as medicine intermediates. Currently, SYCI's annual production of oil and gas field exploration products and related chemicals is over 16,000 tons, and its production of papermaking-related chemical products is over 4,500 tons. These products are mainly distributed to large domestic papermaking manufacturers and major oilfields such as Shengli Oilfield, Daqing Oilfield, Zhongyuan Oilfield, Huabei Oilfield, and Talimu Oilfields.

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

On January 4, 2010, we announced that the SYCI commenced the construction of a new production line for waste water treatment chemical additives. The new production line will be located in our Yuxing Chemical Plant. The capital expenditure for the new production line is expected to be approximately $8 to $10 million.  We expect to fund the new production line with cash from operations.

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

The amounts set forth below are based upon on an average Renminbi to US Dollar exchange rates of, $0.14415 and $0.14661 during fiscal year 2008 and 2009 respectively.

	Net Sales by Segment
	Year Ended December 31, 2009		Year Ended December 31, 2008

Segment	% of total		% of total
Bromine and Crude salt	$74,330,586	67%	$63,664,156	73%
Chemical Products	$35,946,322	33%	$23,824,178	27%
Total sales	$110,276,908	100%	$87,488,334	100%

	Percentage Increase in Net Sales from fiscal year 2008 to 2009	Percentage Increase in Net Sales from fiscal year 2007 to 2008
Segments
Bromine and Crude salt	17%	87%
Chemical Products	51%	18%

SCHC Product sold in metric tons	Year ended December 31, 2009	Year ended December 31, 2008	Percentage Change
Bromine	34,930	28,673	21.8

Crude Salt	356,839	66,500	436.6

	Income from Operations by Segment
	Year ended December 31, 2009		Year ended December 31, 2008

Segment		% of total		% of total
Bromine and Crude salt	$32,954,828	72%	$24,663,244	75%
Chemical Products	$12,530,417	28%	$8,121,203	25%
Income from operations before corporate costs	$45,485,245	100%	$32,784,447	100%
Corporate costs	$(3,244,411)		$(2,209,290)
Income from operations	$42,240,834		$30,577,157

	Bromine
	and Crude	Chemical	Segment		Consolidated
	Salt	Products	Total	Corporate	Total
Year ended December 31, 2009

Net revenue	$74,330,586	$35,946,322	$110,276,908	$-	$110,276,908
Income (loss) from operations	32,954,828	12,530,417	45,485,245	(3,244,411)	42,240,834
Income tax	8,051,868	3,132,530	11,184,398	-	11,184,398
Total assets	115,621,458	28,274,118	143,895,576	2,527,592	146,423,168
Depreciation and amortization	6,048,995	1,150,663	7,199,658	0	7,199,658
Capital expenditures	36,066,805	8,838,440	44,905,245	0	44,905,245
Year ended December 31, 2008

Net revenue	$63,664,156	$23,824,178	$87,488,334	$-	$87,488,334
Income (loss) from operations	24,663,244	8,121,203	32,784,447	(2,209,290))	30,577,157
Income tax	6,180,353	2,031,586	8,211,939		8,211,939
Total assets	67,868,644	20,899,118	88,767,762	591,704	89,359,466
Depreciation and amortization	4,123,131	604,734	4,727,865	-	4,727,865
Capital expenditures	10,529,286	6,835,909	17,365,195		17,365,195

Sales and Marketing

We have an in-house sales staff.  Our customers send their orders to us, usually with cash paid in advance.  Our in-house sales staff then attempts to satisfy these orders based on our actual production and inventories. Many of our customers have a long term relationship with us, and while we expect this to continue due to continuing high demand for mineral products, this can’t be guaranteed.

Principal Customers

We sell a substantial portion of our products to a limited number of customers.  Our principal customers during 2009 were Shandong Morui Chemical Company Limited, Shouguang Rongyuan Chemical Company Limited, Shandong Brother Technology Limited, Shouguang RuiTai Chemical Company Limited, Shouguang Weidong Chemical Company Limited, Kuerle Xingdong Trading Limited, Shouguang Longteng Trading Limited and Sinopec Shengli -field Ltd's Qinghe factory.

During the year ended December 31, 2009, sales to our two largest bromine and crude salt customers, based on net revenue from such customers, aggregated $22,911,853, or approximately 30.8% of total net revenue from the sale of bromine and crude salt, and sales to our largest customer represented approximately 15.4% of total net revenue from the sale of bromine and crude salt. At December 31, 2009, amounts due from these customers were $2,693,116.

During the year ended December 31, 2008, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $21,427,380, or approximately 34% of total net revenue from the sale of bromine and crude salt, and sales to our largest customer represented approximately 14% of total net revenue from the sale of bromine and crude salt. At December 31, 2008, amounts due from these customers totaled $2,750,621.

This concentration of customers makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

The following table shows our major customers (10% or more) for our bromine and crude salt business for the year ended December 31, 2009.
Number	Customer	Revenue (000’s)	Percentage of Segment’s Revenue (%)
1	Shandong Morui Chemical Company Limited	$11,473	15.4%
2	Shouguang City Rongyuan Chemical Company Limited	$11,439	15.4%
TOTAL		$22,912	30.8%

The following table shows our major customers (10% or more) for our chemicals business for the year ended December 31, 2009:
Number	Customer	Revenue (000’s)	Percentage of Segment’s Revenue (%)
1	Kuerle Xingdong Trading Limited	$8,515	23.7%
2	Talimu Oil Exploration Limited	$6,058	16.9%
3	Shouguang Longteng Trading Limited	$5,134	14.3%
4	Sinopec Shengli -field Ltd's Qinghe Factory	$4,660	13.0%
TOTAL		$24,367	67.9%

 Principal Suppliers

Our principal suppliers during 2009 were Shandong Haihua Chlorine & Alkali colophony Chemicals Company Limited, Shouguang Hongye Trading Company Limited., and Shouguang City Rongguang Trading Company, Limited. During 2008 were Shandong Haike Shengli Electric Chemical Company Limited, Shandong Ruitai Chemicals Co., Limited, and Shouguang City Xingyi Fuel Commercial Company Limited.

During the 12 months ended December 31, 2009, we purchased 25.5% of our raw material from two suppliers. As of December 31, 2009, the accounts payable due to these suppliers was approximately $2,146,192.

During the 12 months ended December 31, 2008, we purchased 48.7% of our products from two suppliers. As of December 31, 2008, the accounts payable due to these suppliers was approximately $558,598.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

The Company has announced its intent to acquire bromine properties that are unlicensed and thus not legally permitted to produce bromine.  In 2007 and 2008 the Company acquired five such properties and in 2009 the Company acquired another two such properties.  These seven acquisitions expanded our annual production capacity to 43,300 metric tons of bromine and 450,000 metric tons of crude salt.  These properties were purchased with a combination of cash and shares of our common stock, at purchase prices totaling $62.5 million. The Company expects that it will continue its acquisition program in 2010 and that these acquisitions will be funded by a combination of cash on hand, and the issuance of debt or equity securities, including securities issued to the sellers.

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

Our principal competitors in the bromine and crude salts business are Shandong Hai Hua Holding Limited, Shouguang Fu Kang Medicines Manufacturing Company Limited, Shouguang Weidong Chemical Company Limited, and Shandong Cai Yangzi Salt Field Company, all of which produce bromine principally for use in their chemicals businesses and sell part of the bromine produced to customers. These companies may switch to selling bromine to the market if they no longer use bromine in their chemical business.

Our principal competitors in the chemicals business are Shandong Haihua Group Limited, Shouguang Weidong Salt Field Company Limited, Shouguang Fukang Pharmaceutical Company Limited, and Shouguang Caiyangzih Salt Field Company Limited.

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

Employees

As of December 31, 2009, we employed approximately 693 full-time employees, of whom about 83% are with SCHC and 17% are with SYCI.  Approximately 2% of our employees are management personnel, 3% are sales and procurement staff.  40% of our employees have a college degree or higher. None of our employees is represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 31% of the average monthly salary. We have purchased social insurance for all of our employees. Expense related to social insurance was approximately $270,324 for fiscal year 2009.

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

We are dependent on Mr. Ming Yang, our chairman and Mr. Liu Xiaobin, our chief executive officer.  The loss of their services could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues.

If we do not pass the review and approval for renewing our bromine and salt production license, our bromine business may suffer.

We are required to hold a bromine and salt production license in order to operate our bromine and salt production business in the PRC. Our bromine and salt production license is subject to a yearly audit. If we do not successfully pass the yearly approval by relevant government authorities, our bromine and salt production operations may be suspended until we are able to comply with the license requirements which could have a material adverse effect on our business, financial condition and results of operations..

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

Lack of management control by purchasers of our common stock.

As of the date of this report, Mr. Ming Yang, our chairman and former chief executive officer, and his affiliates, beneficially owned approximately 38.8% of our common stock. As a result of this concentration of ownership, our public stockholders, acting alone, do not have the ability to influence the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our Company that may be desirable for our stockholders, and may limit the price that investors are willing to pay for our common stock.

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

We have approximately 34,553,566 shares of our common stock outstanding as of February 22, 2010.  There are a limited number of holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

FIGURE 2.1 - REGIONAL MAP OF MINING PROPERTIES

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

Guang
No.3
Yangkou Port
Bohai Bay
Ding Thorpe
Dong
Rao
Qing
High way
Country
Yangkou
No.1
No.5
No.2
No.4
No.7
Renjiazhuangzi
Zhengjia zhuangzi
No.8
Dajiawa
No.6
Yingli
Yangzi
Taitou
Hou Township
Hanting District
Shouguang City
Cangzhou City
Dongying City
Shouguang City
Yantai City
Jinan City
Weifang City
Shan Dong Province
Qingdao City
Heze City
Linyi City
Key
Highway
National Rd.
Provincial Rd.
Railway
Water System
Province Boundary
Mining Property Boundary
0
5
10km

Dated:December 31, 2009

We do not own any land, though we do own some of the buildings on land we lease. Our executive offices are located in China at Chenming Industrial Park, Shouguang City, Shandong Province, People's Republic of China, which also is the headquarters of SCHC. These offices are located on approximately 17,342 square meters of land owned by Shouguang City Wo Pu Town Ba Mian He Village. The lease for the land expires on November 1, 2054. The annual rent for the land is RMB 4,000, or approximately US$586. The building on this land has approximately 3,335 square meters of usable space and is owned by SCHC.

SYCI's headquarters are located in the 2nd Living District, Shouguang City, Shandong Province, People's Republic of China. SYCI's headquarters are located on approximately 18,768 square meters of land owned by Shouguang City Houxin village. There are three buildings owned by SYCI located on the property. Two of the buildings are operational plants of steel structure with an aggregate of approximately 1,560 square meters of production space and a total of 4,000 square meters for pump rooms, boiler rooms, finished products and raw materials storage. The third building is primarily for administration and has approximately 795 square meters.   The company has a 50 year lease on the land from April 1, 1998 to March 31, 2048 at an annual rent of RMB4,000 or $586.

The Company operates its bromine and crude salt production facilities through its wholly-owned subsidiary SCHC.  SCHC has land use rights to eight properties totaling nearly 25,832 acre located on the south bank of Laizhou Bay on the Shandong Peninsula of the People’s Republic of China (“China”).  Each of the properties is accessible by road. The Yiyang railway line is within 50 kilometers and the Yangkou port is five kilometers away.

Each of the eight properties contains natural brine deposits which are extracted through wells and are used to extract bromine and produce crude salt. Bromine is a simple molecular element which is produced by extracting the bromine ion from natural brine. Crude salt is sodium chloride.  Bromine is an important chemical raw material in flame retardants, fire extinguishing agents, refrigerants, photographic materials, pharmaceuticals, pesticides, and oil and other industries.  Crude salt, also known as industrial salt, is used in a wade range of chemical industries, is the main raw material in the soda and chlor-alkali industries and can be widely used in agricultural, animal husbandry, fisheries and food processing industries.  Crude salt is also the main raw material for edible salt.

Nature of Ownership Interest in the Properties

The Company does not own any property but has entered into contracts with the local government to acquire land use rights for a period of 50 years.  The contracts required us to pay a one-time fee plus an annual rent.

Mineral Rights

The Chinese and provincial governments have enacted a series of laws and regulations relating to the natural resources sector over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation.  The “China Mineral Resources Law” declares state ownership of all mineral resources in China.  However, mineral exploration rights can be purchased, sold and transferred to both domestic and foreign owned companies. Mineral resource rights are granted by the central government permitting recipients to conduct mineral resource activities in a specific area during the license period.  These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the central government a natural resources fee in an amount equal to 2% of annual bromine sales.  The Company was exempt from paying the fee prior to January 1, 2008.  Shandong province has determined that bromine is to be extracted only by licensed entities.

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

Each of the eight properties is in the production stage and operates bromine extraction and crude salt production facilities.  The facilities each include wells, which are used to extract natural brine from underground, natural brine transmission pipelines, natural brine storage reservoirs, bromine refining equipment, wastewater transport pipes, and drying brine drying pans.

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

As of December 31, 2009, the Company had invested approximately $63.7 million in its eight production factories, facilities and paid approximately $6.2 million in prepaid land lease payments and mineral rights.  In addition, the company estimates that equipment maintenance will cost approximately $1.0 million each year and that it will invest approximately $2.0 million in new extraction wells.

Each of the seven bromine production facilities is provided with electricity and water by local government utilities.

Following is a description of the land use and mineral rights related to each of the eight properties held by SCHC as of December 31, 2009.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2009	44.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2009	43 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 3 – Yangdonghua
Area	2,318 acres
Date of Acquisition	June 8, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2009	42.3 Years
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	RMB111,317
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 4 – Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2009	45 Years
Annual Rent	RMB176,441
Prior Fees Paid For Land Use Rights	RMB8.3 million
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 5 – Liuxingji
Area	2,310 acres
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2009	44.83 Years
Annual Rent	RMB139,255
Prior Fees Paid for Land Use Rights	RMB6.5 million
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 6 – Yangxiaodong
Area	2,641 acres
Date of Acquisition	January 8, 2008
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
The number of remaining years to expiration of the of the land lease as of December 31, 2009	45.5 Years
Prior Fees Paid for Land Use Rights	RMB9.1 million
Annual Rent	RMB191,295
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 7 –Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2009	49.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB163,000
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 8 –Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2009	49.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB330,600
C3707002009056220022340	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

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

	Acres	Annual Production Capacity (in tons)	2008 Utilization Ratio	2009 Utilization Ratio
Factory No. 1	6,442	12,000	95%	97%
Factory No. 2 (1)	1,846	5,000	90%	81%
Factory No. 3 (2)	2,318	4,800	87%	88%
Factory No. 4 (3)	2,310	4,600	94%	96%
Factory No. 5 (4)	2,165	4,500	92%	89%
Factory No. 6 (5)	2,641	4,800	80%	79%
Factory No. 7 (6)	1,611	3,500	-	67%
Factory No. 8 (7)	2,723	4,100	-	10%

  Each of the properties described above was not in operation when the Company acquired the asset.  The owners of each of the properties did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to Factory No. 2, the property had not been operational for nine months; with respect to Factory No. 3, the property had not been operational for eleven months; with respect to Factory No. 4 and No. 5, the property had not been operational for fifteen months; and with respect to Factory No. 6, the property had not been operational for eighteen months, and with respect to Factory No. 7, the property had not been operational for thirteen months, and with respect to Factory No. 8, the property had not been operational for fourteen months.  This figures represent estimated annual production capacity based upon existing facilities, historical production rates and capital expenditure the Company planned for these assets to fund improvements and make them operational.
(1)  This facility was acquired on April 7, 2007.
(2)  This facility was acquired on June 8, 2007.
(3)  This facility was acquired on October 25, 2007.
(4)  This facility was acquired on October 26, 2007.
(5)  This facility was acquired on January 8, 2008.
(6)  This facility was acquired on January 7, 2009
(7)  This facility was acquired on September 7, 2009

The following table shows the annual production sold for each of our eight production facilities and the weighted average price received for all products sold for the last three years.

Facility	2007		2008		2009
	Production (in tons)	Price (RMB/ton)	Production (in tons)	Price (RMB/ton)	Production (in tons)	Price (RMB/ton)
Factory No. 1	9,264	14,435	9,502.22	14,899	11,659.20	12,583.28
Factory No. 2 (1)	3,520	14,172	4,235.10	14,819	4,054.00	12,637.35
Factory No. 3 (2)	2,747	14,491	3,221.1	14,858	4,237.00	12,459.16
Factory No. 4 (3)	801	14,539	4,396.8	14,843	4,327.00	12, 743.72
Factory No. 5 (4)	816	14,506	3,579.3	14,822	4, 115.00	12, 589.84
Factory No. 6 (5)	–	–	3,738	14,891	3,787.80	12,581.03
Factory No. 7 (6)					2,355.00	12,852.24
Factory No. 8 (7)					395.00	15,356.39
Total	17,148		24,934.52		34,930.00

1.  This property was acquired on April 7, 2007.
2.  This property was acquired on June 8, 2007.
3.  This property was acquired on October 25, 2007.
4.  This property was acquired on October 26, 2007.
5.  This property was acquired on January 8, 2008.
6.  This facility was acquired on January 7, 2009
7.  This facility was acquired on September 7, 2009

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the fourth quarter of 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is listed for trading on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GFRE”.  Before October 27, 2009 our common stock was traded in the Over-the-Counter Bulletin Board, or OTCBB under the symbol GRUS. On October 12, 2009 we completed a 1-for-4 reverse stock split of our common stock, such that for each four shares outstanding prior to the stock split there was one share outstanding after the reverse stock split.

The prices set forth below reflect the quarterly high and low bid price information for our common stock  prior to October 27, 2009 as reported by the OTCBB, and the high and low sale prices for our common stock from October 27, 2009.

	High	Low
2010

First Quarter (through March 2)	$14.74	$9.01

2009

First Quarter	$2.16	$1.20
Second Quarter	$2.68	$1.72
Third Quarter	$7.92	$1.96
Fourth Quarter (through October 26)	$10.30	$7.40
Fourth Quarter (from October 27 to December 31)	$11.94	$8.64

2008

First Quarter	$12.76	$6.00
Second Quarter	$9.80	$4.28
Third Quarter	$7.60	$1.32
Fourth Quarter	$1.60	$0.60

Holders

As of February 24, 2010, our common stock was held of record by approximately 34 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

 Our Equity Compensation Plans

The following table provides information as of December 31, 2009 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	300,000	7.65	2,200,000
Total	300,000	$7.65	2,200,000

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2009, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2009 in our Reports on Form 10-Q or Form 8-K, as applicable.

Item 6. Selected Financial Data

 The selected financial information for each of the three years ended December 31, 2009, 2008 and 2007 has been derived from, and should be read in conjunction with, our audited consolidated financial statements and other financial information presented elsewhere herein.  Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Years Ended December 31,
	2009	2008	2007

	(in thousands)

Statement of Operations Data:
Revenue	$110,277	$87,488	$54,249
Cost of goods sold	(61,403)	(52,302)	(32,108)
Gross profit	48,874	35,186	22,140
Operating expenses:
General and administrative	(5,953)	(3,951)	(1,814)
Research and development cost	(500)	(515)	(268)
Depreciation and amortization	(180)	(143)	(33)
Total operating expenses	(6,633)	(4,609)	(2,115)
Income from operations	42,241	30,577	20,025
Interest income (expense), net	64	34	(107)
Other income (expense), net	(529)	(4)	113
Income before income taxes	41,776	30,607	20,031
Income tax	(11,184)	(8,212)	(7,798)
Net income	$30,592	$22,395	$12,233
Net income per share
Basic	$1.00	$0.90	$0.51
Diluted	$1.00	$0.90	$0.51
Weighted average number of shares outstanding
Basic	30,698,824	24,917,211	24,172,126
Diluted	30,701,697	24,917,211	24,172,126

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$45,537	$30,878	$10,773
Working capital	51,667	24,669	1,150
Total assets	146,423	89,359	46,329
Total debt (including current maturities)	12,040	36,890	19,861
Stockholders' equity	134,383	52,469	26,468

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

On October 12, 2009 we completed a 1-for-4 reverse stock split of our common stock, such that for each four shares outstanding prior to the stock split there was one share outstanding after the reverse stock split.  All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.  On October 27, 2009 our shares began trading on the NASDAQ Global Select Market under the ticker symbol “GFRE”.

As a result of our acquisitions of SCHC and SYCI, our historical financial statements and the information presented below reflects the accounts of SCHC and SYCI. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Year ended December 31, 2009 as compared to year ended December 31, 2008

	Years ended
	December 31, 2009	December 31, 2008	%Change

Net Sales	$110,276,908	$87,488,334	26%

Cost of Net Revenue	$(61,402,820)	$(52,302,085)	17%

Gross Profit	$48,874,088	$35,186,249	39%

Research and Development costs	$(500,406)	$(514,780)	-3%

General and Administrative expenses	$(6,132,848)	$(4,094,312)	50%

Income from operations	$42,240,834	$30,577,157	38%

Other Income (expenses), net	$(465,021)	$30,254	1637%

Income before taxes	$41,775,813	$30,607,411	36%

Income Taxes	$11,184,398	$8,211,939	36%

Net Income	$30,591,415	$22,395,472	37%

Basic and Diluted Earnings Per Share	$1.00	$0.90

Net Revenue   Net revenue was $110,276,908 in fiscal year 2009, an increase of $22,788,574 (or approximately 26%) as compared to fiscal year 2008. This increase was primarily attributable to the growth in our bromine and crude salt segment with revenue increasing from $63,664,156 for fiscal year 2008 to $74,330,586 for fiscal year 2009, an increase of approximately 17%; and in our sales of chemical products, which increased from $ 23,824,178 for fiscal year 2008 to $35,946,322 for fiscal year 2009, an increase of approximately 51%. The increase in the net sales of bromine and crude salt was primarily due to the net effect of i) the increase in sales volume arising from the increase in production capacity after the asset acquisitions made in January of 2009 and in September of 2009, which are now in full operation and ii) the decrease in average selling price of both bromine and crude salt. As the demand for bromine always exceeded the supply available, the increase in production of the Company contributed to the increase in sales in the current year. Among the total increase of net sales, $7,145,507 was due to the asset acquisitions.  The increase in the sales of our chemical products was due to the introduction of new environmental friendly additive products which was in operation since September 2008, solid lubricant and polyether lubricant, for use in oil and gas exploration in fourth quarter of 2009, and improvement of our pesticide intermediate products.

	Net Revenue by Segment
	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
Segment		% of total		% of total
Bromine and Crude salt	$74,330,586	67%	$63,664,156	73%
Chemical Products	$35,946,322	33%	$23,824,178	27%
Total sales	$110,276,908	100%	$87,488,334	100%

Year Ended December 31
2009 vs. 2008
Segment	% Increase (decrease) of Net Sales
Bromine and Crude salt	17%
Chemical Products	51%

Shouguang City Haoyuan Chemical Company Limited	Years Ended December 31
Product sold in metric tons	2009	2008	% Change
Bromine	34,930	28,673	+21.8

Crude Salt	356,839	66,500	+436.6

The proportion of our total net sales represented by bromine and crude salt in fiscal year 2009 decreased as compared to the same period in 2008 as a result of fast growth in chemical segment.  Although sales in both segments grew, the growth of sales of bromine and crude salt was lower than that of our chemical products operations mainly due the introduction of new environmental friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration in fourth quarter of 2009, and improvement of our pesticide intermediate.

Cost of Net Revenue Cost of net revenue reflects the raw materials consumed, direct salaries and benefits, electricity and other manufacturing costs. Our cost of net revenue was $61,402,820 in fiscal year 2009, an increase of $9,100,735 (or approximately 17%) from the cost of net revenue in fiscal year 2008.  This increase rate for cost of net revenue was lower than the increase rate of sales due to the cost inflation rate was lower than the increase rate of selling price.

Gross Profit

	Years Ended December 31

	2009	% of Net revenue	2008	% of Net revenue
Cost of net revenue	$61,402,820	55.68%	$52,302,085	59.78%
Gross Profit	$48,874,088	44.32%	$35,186,249	40.22%

Our gross profit rate increased from 40.22% in 2008 to 44.32% in 2009 due to an increase in our net revenue by 26% in 2009 compared to 2008, which enabled us to leverage our fixed costs.  The increase was also due to the fact that increases in our selling prices were higher than increases in the rate of inflation in the PRC in 2009, because the demand exceeded the supply of bromine in the China domestic market. We except the trend will continue in the year of 2010

Research and Development Costs Research and development costs were first recorded in the third quarter of 2007. The research and development costs result from a five year agreement entered into by SYCI and East China University of Science and Technology in June 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry.  All research findings and patents developed by this Center will belong to Gulf Resources. The research and development costs incurred for the year ended December 31, 2009 and 2008 was $500,406 and $514,780, respectively.

General and Administrative Expenses General and administrative expenses were $6,132,848 in fiscal year 2009, an increase of $2,038,536 (or approximately 50%) from the general and administrative expenses of $4,094,312 during fiscal year 2008. This increase in general and administrative expenses was primarily due to an expense in the amount of $1,367,156 related to a warrant issued to the placement agent in our December 2009 private placement and expenses in the amount of $ 227,478 relating to our listing on Nasdaq in October 2009.

Income from Operations

	Income from Operations by Segment
	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
Segments		% of total		% of total
Bromine and Crude salt	$32,954,828	72%	$24,663,244	75%
Chemical Products	12,530,417	28%	8,121,203	25%
Income from operations before corporate costs	45,485,245	100%	32,784,447	100%
Corporate costs	(3,244,411)		(2,209,290)
Income from operations	$42,240,834		$30,577,157

Income from operations was $42,240,834 in fiscal year 2009 (or 38.3% of net revenue), an increase of $11,663,677 (or approximately 38%) over income from operations in fiscal year 2008. This increase resulted primarily from the increase in revenues and relatively lower increase in cost of net sales as shown above. This increase resulted from increases in income from operations in both the bromine and crude salt, and the chemical products segments of the Company. In fiscal year 2009, income from operations in the bromine and crude salt segment was $32,954,828, an increase of 34% from $24,663,244 in fiscal year 2008. In fiscal year 2009, income from operations in the chemical products division was $12,530,417, an increase of 54% from income from operations in this division of $8,121,203 in fiscal year 2008. The increase in the income from operations of bromine and crude salt was primarily as a result of the assets acquisitions as well production capacity expansion. The increase in the income from operations of our chemical products was due to the new product of friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration in fourth quarter of 2009, and improvement of our pesticide intermediate.

Other Income (Expense) Other expense was $465,021 for fiscal year 2009, an increase of $495,275 from the other income of $30,254 for fiscal year 2008. This increase was primarily due to the loss from disposal of property, plant and equipment. During the year ended December 31, 2009, a loss on disposal of property, plant and equipment of $528,749 was resulted because the PPE disposed of were specialized equipment used in the bromine producing industry in which there are a few suppliers and second-hand market is not active, resulting in low second-hand price.

Net Income Net income was $30,591,415 in fiscal year 2009, an increase of $8,195,943 (or approximately 37%) as compared to fiscal year 2008. This increase was primarily attributable to the $10,666,430 net revenue increase from Bromine and Crude Salt segment and the $12,122,144 net revenue increase from chemical products segment. Another reason for this result was the leverage of fixed cost due to expansion of sales.

Year ended December 31, 2008 as compared to year ended December 31, 2007

	Year ended	Year ended	Percentage
	December 31, 2008	December 31, 2007	Change

Net Sales	$87,488,334	$54,248,650	61%

Cost of Net Revenue	$(52,302,085)	$(32,108,180)	63%

Gross Profit	$35,186,249	$22,140,470	59%

Research and Development costs	$(514,780)	$(268,168)	92%

General and Administrative expenses	$(4,094,312)	$(1,847,374)	122%

Income from operations	$30,577,157	$20,024,928	53%

Other Income (expenses), net	$30,254	$6,717	350%

Income before taxes	$30,607,411	$20,031,645	53%

Income Taxes	$8,211,939	$7,798,682	5%

Net Income	$22,395,472	$12,232,963	83%

Basic and Diluted Earnings Per Share	$0.90	$ 0.51

Net Revenue   Net revenue was $87,488,334 in fiscal year 2008, an increase of $33,239,684 (or approximately 61%) as compared to fiscal year 2007. This increase was primarily attributable to the growth in our bromine and crude salt segment with revenue increasing from $34,015,484 for fiscal year 2007 to $63,664,156 for fiscal year 2008,  an increase of approximately 87%; and in our sales of chemical products, which increased from $ 20,233,166  for fiscal year 2007 to $23,824,178 for fiscal year 2008, an increase of approximately 20%.The increase in the net sales of bromine and crude salt was primarily due to the fact that the asset acquisitions made in 2007 and in January of 2008 are now in full operation. Among the total increase/decrease of net sales, $24,836,255 was due to the asset acquisitions.  The increase/decrease in the sales of our chemical products was due to the introduction of new environmental friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration in fourth quarter of 2008, which generated $2,503,526 net revenue for our chemical products segment

	Net Revenue by Segment
	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
Segment		Percent of total		Percent of total
Bromine and Crude salt	$63,664,156	73%	$34,015,484	63%
Chemical Products	$23,824,178	27%	$20,233,166	37%
Total sales	$87,488,334	100%	$54,248,650	100%

Year Ended December 31
2008 vs. 2007
Segment	% Increase of Net Sales
Bromine and Crude salt	87%
Chemical Products	18%

Shouguang City Haoyuan Chemical Company Limited	Years Ended December 31
Product sold in metric tons	2008	2007	% Change
Bromine	28,673	17,648	62.5%

Crude Salt	66,500	51,000	30.4%

The proportion of our total net sales represented by bromine and crude salt in fiscal year 2008 increased as compared to the same period in 2007.  Although sales in both segments grew, the growth of sales of bromine and crude salt was greater than that of our chemical products operations mainly due to the January 2008 bromine asset acquisition.

Cost of Net Revenue Cost of net revenue reflects the raw materials consumed, direct salaries and benefits, electricity and other manufacturing costs. Our cost of net revenue was $52,302,085 in fiscal year 2008, an increase of $20,193,905 (or approximately 63%) from the cost of net revenue in fiscal year 2007.  This increase was in line with the increase in our net revenue which was approximately 61% higher in 2008.

Gross Profit
	Years Ended December 31

	2008	% of Net revenue	2007	% of Net revenue
Cost of net revenue	$52,302,085	59.78%	$32,108,180	59.70%

Gross Profit	$35,186,249	40.22%	$22,140,470	40.30%

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

General and Administrative Expenses General and administrative expenses were $4,094,312 in fiscal year 2008, an increase of $2,246,938 (or approximately 122%) from the general and administrative expenses of $1,847,374 during fiscal year 2007.    This significant increase in general and administrative expenses was primarily due to the land tax and mineral resources compensation fees for 2008 are $660,474 and $1,228,834 respectively.

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

Income from operations was $30,577,157 in fiscal year 2008 (or 34.9% of net revenue), an increase of $10,552,229 (or approximately 52.7%) over income from operations in fiscal year 2007. This increase resulted primarily from the increase in revenues and relatively lower increase in cost of net sales as shown above. This increase resulted from increases in income from operations in both the bromine and crude salt, and the chemical products segments of the Company. In fiscal year 2008, income from operations in the bromine and crude salt segment was $24,663,244, an increase of 73% from $14,181,054 in fiscal year 2007. In fiscal year 2008, income from operations in the chemical products division was $8,121,203, an increase of 13% from income from operations in this division of $7,164,833 in fiscal year 2007. The increase in the income from operations of bromine and crude salt was primarily as a result of the assets acquisitions. The increase in the income from operations of our chemical products was due to the new product of friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration in fourth quarter of 2008.

 Other Income (Expense) Other income was $30,254 for fiscal year 2008, an increase of $23,537 from the other income of $6,717 for fiscal year 2007. This increase was primarily due to the $34,018 of interest income and $3,764 of sundry expense.

Net Income Net income was $22,395,472 in fiscal year 2008, an increase of $10,162,509 (or approximately 83%) as compared to fiscal year 2007. This increase was primarily attributable to the $29,648,672 net revenue increase from Bromine and Crude Salt segment. Another reason for this result was the slightly increase of income taxes by $413,257 from $7,798,682 for fiscal year 2007 to $8,211,939 for fiscal year 2008. Our income taxation rate was 25% in 2008 as compared to 33% in 2007, and it become effective on January 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, Cash and Cash Equivalents were $45,536,735 as compared to $30,878,044 as of December 31, 2008.  The components of this increase of $14,658,691 are reflected below.

Cash Flow
	Years Ended December 31
	2009	2008
Net cash provided by operating activities	$39,820,378	$24,896,306
Net cash used in investing activities	$(38,244,301)	$(17,365,195)
Net cash provided by (used in) financing activities	$13,073,463	$11,272,480
Effects of exchange rate changes on cash	$9,151	$1,300,578
Net cash inflow	$14,658,691	$20,104,169

In 2009 the Company met its working capital and capital investment requirements mainly by using operating cash flows

Net Cash Provided by Operating Activities

During the year ended December 31, 2009, we had positive cash flow from operating activities of $39,820,378, primarily attributable to net income of $30,591,415.  Net cash provided by operating activities in 2009 improved by $14,924,072 from that of 2008.  The primary source of this was an increase in 2009 net income, which was $8,195,943 more than in 2008.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $38,244,301 to acquire additional mineral rights, property, plant and equipment during fiscal year 2009.  The acquisition was financed by cash flows from operating activities.

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

Working capital at December 31, 2009 was approximately $51,667,215 at December 31, 2009 as compared to $24,669,553 at December 31, 2008. The increase was mainly due to the proceeds from the private placement in December 2009.

For the immediate future we intend to focus our efforts on the activities of SCHC and SYCI. Our short to mid-term strategic plan is based on expansion in the Chinese market. Our long-term strategic goal is to expand our market to overseas countries.  As a result, we may issue additional shares of our capital stock and incur new debt in order to raise cash for acquisitions and other capital expenditures during the next twelve months. On January 4, 2010, the Company approved the commencement of the construction of a new chemical additives production line for waste water treatment, which is expected to start production in July 2010 and the estimated capital expenditure for the new production line is expected to be in the range of $8 million to $10 million.

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

Contractual Commitments

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2009.

Contractual obligations		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,840,427	$42,127	$150,355	$157,804	$6,490,141

Critical Accounting Policies and Estimates

Basis of Consolidation
The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”), which owns 100% of SCHC and SYCI, which is 100% owned by SCHC.  All material intercompany transactions have been eliminated on consolidation.

The consolidated financial statements have been restated for all periods prior to the mergers to include the financial position, results of operations and cash flows of the commonly controlled companies.

Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Accounts Receivable and Allowance of Doubtful Accounts
Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectivity of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and the Company considers the historic level of credit losses and applies certain percentage to accounts receivable balance. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

As of December 31, 2009 and 2008, allowance for doubtful accounts was nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2009, 2008 and 2007.

Concentration of Credit Risk
Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

Inventories
Inventories are stated at the lower of cost, determined on a first-in first-out cost basis, or market. Costs of work-in-progress and finished goods comprise of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less costs to complete and selling expenses.

Property, Plant and Equipment
Property, Plant and Equipment are stated at cost. Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.

Mineral rights are recorded at cost. Mineral rights are amortized ratably over the term of the lease, or the equivalent term under the units of production method, whichever is shorter.

The Company’s depreciation and amortization policies on fixed assets other than mineral rights and construction in progress are as follows:

Useful life (in years)
Buildings	20
Machinery	8
Motor vehicles	5
Equipment	8

Asset Retirement Obligation
The Company follows a uniform methodology for accounting for estimated reclamation and abandonment costs. The fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded.

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

Retirement Benefits
Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due. The  Company’s contributions totaled $270,324, $151,005 and nil for the years ended December 31, 2009, 2008 and 2007, respectively.

Mineral Rights
The Company follows FASB ASC 805 that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Shipping and Handling Fees and Costs
The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales, which amounted to $492,582, $424,819 and $384,868 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-based compensation
Common stock, stock options and stock warrants issued to employees or directors are recorded at their fair values estimated at grant date using the Black-Scholes model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Common stock, stock options and stock warrants issued to other than employees or directors are recorded on the basis of their fair value using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts the measurement date is the date that the service is complete. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Basic and Diluted Net Income per Share of Common Stock
Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

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

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

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

Item 8. Financial Statements and Supplementary Data (in thousand).

	March 31	June 30	September 30	December 31	Total

Fiscal Year 2009
Operating revenue	$23,634	$29,591	$27,667	$29,385	$110,277
Operating income	8,868	12,024	11,138	10,211	42,241
Net income (loss)	6,533	8,972	8,328	6,759	30,592
Basic earnings (loss) per share	$0.23	$0.29	$0.27	$0.21	$1.00
Diluted earnings (loss) per share	$0.23	$0.29	$0.27	$0.21	$1.00
Operating income as a percentage of operating revenues	37.5%	40.6%	40.3%	34.7%	38.3%

Fiscal Year 2008
Operating revenue	$22,034	$23,766	$17,555	$24,133	$87,488
Operating income	8,447	8,559	5,083	8,488	30,577
Net income (loss)	6,147	6,286	3,737	6,225	22,395
Basic earnings (loss) per share	$0.25	$0.25	$0.15	$0.25	$0.90
Diluted earnings (loss) per share	$0.25	$0.25	$0.15	$0.25	$0.90
Operating income as a percentage of operating revenues	38.34%	36.01%	28.95%	35.17%	34.95%

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 and 2007

C O N T E N T S

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 – F-3

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS	F-5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	F-7 – F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-9 – F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-11 – F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gulf Resources, Inc.

We have audited the accompanying consolidated balance sheet of Gulf Resources, Inc. (the “Company”) as of December 31, 2009 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf Resources, Inc. at December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO Limited

Hong Kong, March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Gulf Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Gulf Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements  based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with  accounting principles generally accepted in the United States of America.

/s/  Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 12, 2009

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
Current Assets	2009	2008
Cash	$45,536,735	$30,878,044
Accounts receivable	14,960,002	11,674,645
Inventories	650,332	418,259
Prepayment and deposit	233,330	229,408
Prepaid land lease	46,133	15,849
Deferred tax asset	85,672	3,453
Other receivable	2,195,208	2,641
Total Current Assets	63,707,412	43,222,299
Property, plant and equipment, net	81,993,894	45,399,456
Prepaid land lease, net of current portion	721,862	737,711
Total Assets	$146,423,168	$89,359,466

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$5,823,745	$4,746,994
Loan payable	-	4,034,250
Retention payable	660,150	-
Notes and loan payable – related parties	-	4,650,000
Due to related parties	1,190	852,067
Taxes payable	5,555,113	4,269,442
Total Current Liabilities	12,040,198	18,552,753
Non Current Liabilities	-	-
Note payable, net of current portion	-	18,337,493
Total Liabilities	$12,040,198	$36,890,246

Stockholders’ Equity
PREFERRED STOCK ; $0.001 par value; 1,000,000 shares authorized none outstanding	-	-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,541,066 and 24,917,211 shares issued and outstanding as of December 31, 2009 and 2008, respectively	$17,271	$12,459
Additional paid in capital	64,718,026	13,072,668
Retained earnings unappropriated	59,808,289	31,817,465
Retained earnings appropriated	5,679,769	3,223,418
Cumulative translation adjustment	4,159,615	4,343,210
Total Stockholders’ Equity	134,382,970	52,469,220
Total Liabilities and Stockholders’ Equity	$146,423,168	$89,359,466

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2009	2008	2007
REVENUE
Net sales	$110,276,908	$87,488,334	$53,780,313
Maintenance service income	-	-	468,337
	110,276,908	87,488,334	54,248,650
OPERATING EXPENSES
Cost of net revenue	(61,402,820)	(52,302,085)	(32,108,180)
Research and development cost	(500,406)	(514,780)	(268,168)
General and administrative expenses	(6,132,848)	(4,094,312)	(1,847,374)
	(68,036,074)	(56,911,177)	(34,223,722)

INCOME FROM OPERATIONS	42,240,834	30,577,157	20,024,928

OTHER INCOME (EXPENSES)
Interest expense and bank charges	(17,078)	(60,111)	(161,577)
Rental income	-	-	15,801
Sundry income	(528,748)	(3,764)	97,524
Interest income	80,805	94,129	54,969
	(465,021)	30,254	6,717
INCOME BEFORE INCOME TAXES	41,775,813	30,607,411	20,031,645

INCOME TAXES	(11,184,398)	(8,211,939)	(7,798,682)

NET INCOME	$30,591,415	$22,395,472	$12,232,963

EARNINGS PER SHARE
BASIC	$1.00	$0.90	$0.51
DILUTED	$1.00	$0.90	$0.51

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	30,698,824	24,917,211	24,172,126
DILUTED	30,701,697	24,917,211	24,172,126

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Years Ended December 31,
	2009	2008	2007
NET INCOME	$30,591,415	$22,395,472	$12,232,963

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(183,595)	2,494,763	1,480,056
COMPREHENSIVE INCOME	$30,407,820	$24,890,235	$13,713,019

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 ,2008 AND 2007
(Expressed in U.S. dollars)

				Statutory	Statutory
			Additional	common	public		Cumulative
	Number	Common	paid-in	reserve	welfare	Retained	translation
	of shares	stock	Capital	fund	fund	earnings	adjustment	Total
		$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2006	21,602,720	10,801	2,701,221	1,077,864	538,932	3,535,252	368,391	8,232,461
Common stock issues as payment for accrued expenses	2,494,950	1,248	5,343,147	-	-	-	-	5,344,395
Common stock issuance for prepaid expenses	225,000	113	892,387	-	-	-	-	892,500
Common stock issuance for acquiring assets	389,643	195	1,986,984	-	-	-	-	1,987,179
Common stock issuance for acquiring assets	204,898	102	941,198	-	-	-	-	941,300
Issuance of stock options	-	-	97,054	-	-	-	-	97,054
Transfer from statutory public welfare fund	-	-	-	538,932	(538,932)	-	-	-
Transfer from statutory common reserve fund	-	-	-	(294,903)	-	294,903	-	-
Translation adjustment	-	-	-	-	-	-	1,480,056	1,480,056
Dividend distribution	-	-	-	-	-	(4,739,600)	-	(4,739,600)
Net income for year ended December 31, 2007	-	-	-	-	-	12,232,963	-	12,232,963
BALANCE AT DECEMBER 31, 2007	24,917,211	12,459	11,961,991	1,321,893	-	11,323,518	1,848,447	26,468,308
Translation adjustment	-	-	-	-	-	-	2,494,763	2,494,763
Waiver of accrued interest	-	-	131,533	-	-	-	-	131,533
Issuances of warrants for consulting expenses	-	-	979,144	-	-	-	-	979,144
Transfer to statutory common reserve fund	-	-	-	1,901,525	-	(1,901,525)	-	-
Net income for year ended December 31,2008	-	-	-	-	-	22,395,472	-	22,395,472

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 ,2008 AND 2007
(Expressed in U.S. dollars)

				Statutory	Statutory
			Additional	common	public		Cumulative
	Number	Common	paid-in	reserve	welfare	Retained	translation
	of shares	stock	capital	fund	fund	earnings	adjustment	Total
		$	$	$	$	$	$	$
BALANCE AT DECEMBER 31,2008	24,917,211	12,459	13,072,668	3,223,418	-	31,817,465	4,343,210	52,469,220

Translation adjustment	-	-	-	-	-	-	133,789	133,789
Common stock issued for settlement of stockholder’s notes payable	5,250,000	2,625	21,284,868	-	-	-	-	21,287,493
Common stock issuance for acquiring assets	1,432,341	716	6,027,872	-	-	-	-	6,028,588
Issuance of warrants to non-employees	-	-	1,415,772	-	-	-	-	1,415,772
Issuance of stock options to employees	-	-	606,468	-	-	-	-	606,468
Net income for year ended December 31, 2009	-	-	-	-	-	30,591,415	-	30,591,415
Private placement	2,941,182	1,471	23,498,569	-	-	-	-	23,500,040
Fractional shares upon reverse stock split	332	-	-	-	-	-	-	-
Transfer to statutory common reserve fund	-	-	-	2,456,351	-	(2,456,351)	-	-
Reclassification adjustment	-	-	(1,188,191)	-	-	(144,240)	(317,384)	(1,649,815)
BALANCE AT December 31,2009	34,541,066	17,271	64,718,026	5,679,769	-	59,808,289	4,159,615	134,382,970

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,591,415	$22,395,472	$12,232,963
Adjustments to reconcile net income
Amortization of warrants	-	979,144	-
Amortization of prepaid expenses	57,985	145,484	747,016
Depreciation and amortization	7,199,658	4,727,865	1,298,451
Allowance for obsolete and slow-moving inventories	(9,182)	-	-
Loss from disposal of property, plant and equipment	528,749	-	-
Stock-based compensation expense	2,022,240	-	97,054
Changes in assets and liabilities			-
Accounts receivable	(3,283,341)	(7,203,377)	(2,347,199)
Inventories	(222,749)	49,955	86,336
Prepayment and deposit	(3,920)	(588,542)	(226,911)
Deferred tax	(82,166)	(3,448)	-
Other receivable	353	-	-
Accounts payable and accrued expenses	1,075,519	1,788,969	2,014,738
Retention payable	659,745	-	-
Due to related parties	1,190	2,604,784	2,065,580
Taxes payable	1,284,882	-	-
Net cash provided by operating activities	39,820,378	24,896,306	15,968,028

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of prepaid land lease	(72,411)	-	-
Proceeds from sales of property, plant and equipment	704,767	-	-
Purchase of property, plant and equipment	(38,876,657)	(17,365,195)	(22,679,319)
Net cash used in investing activities	(38,244,301)	(17,365,195)	(22,679,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(1,650,000)	-	-
Repayment of stockholder’s notes payable	(50,000)	-	-
Proceeds from private placement	21,307,142	-	50,000
Proceeds from bank loan	-	-	3,620,925
Repayment of loan payable	(4,031,775)	4,023,250	-
Advances (to)/from related parties	(852,067)	852,105	1,213,049
Proceeds from notes and loan payable – related parties	-	10,240,800	11,191,950
Repayment to related party	(1,649,837)	(3,843,675)	-
Dividends paid	-	-	(4,739,600)
Net cash provided by financing activities	13,073,463	11,272,480	11,336,324

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	9,151	1,300,578	456,234
NET INCREASE IN CASH & CASH EQUIVALENT	14,658,691	20,104,169	5,081,267
CASH & CASH EQUIVALENT - BEGINNING OF YEAR	30,878,044	10,773,875	5,692,608
CASH & CASH EQUIVALENT - END OF YEAR	$45,536,735	$30,878,044	$10,773,875

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$10,514,697	$6,813,943	$6,123,070
Interest paid	-	59,976	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Waiver of accrued interest	$-	$131,533	$-
Issuance of common stock as payment for accrued expenses	$-	$-	$5,344,395

Issuance of common stock for prepaid expenses	$-	$-	$892,500

Issuance of common stock for settlement of stockholder’s notes payable	$21,287,493	$-	$-

Issuance of stock options to employees	$606,468	$-	$-

Issuance of warrants to non-employees	$1,415,772	$-	$-

Issuance of common stock for acquiring property, plant and equipment	$6,028,588	$-	$2,928,479

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Expressed in U.S. dollars)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying audited consolidated financial statements have been prepared by Gulf Resources, Inc. a Delaware corporation and its subsidiaries (collectively, the “Company”).

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

On December 12, 2006, Gulf Resources, Inc. (formerly Diversifax, Inc.), a public “shell” company, acquired Upper Class Group Limited and its wholly-owned subsidiary, SCHC (together “Upper Class”).  Under the terms of the agreement, all stockholders of Upper Class received a total amount of 13,250,000 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of Upper Class’ common stock held by all stockholders.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by Upper Class for the net monetary assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class, which is considered to be the accounting acquirer.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On February 5, 2007, SCHC acquired Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”), a company incorporated in PRC on October 30, 2000.  SYCI manufactures chemical products utilized in oil and gas field explorations and as papermaking chemical agents. Under the terms of the merger agreement, all stockholders of SYCI received a total amount of 8,094,059 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of voting common stock of Gulf Resources, Inc. in exchange for all shares of SYCI’s common stock held by all stockholders.   Also, upon the completion of the merger, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI.  Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of the Company transferred at their carrying amounts.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

On November 11, 2007, Upper Class formed Hong Kong Jiaxing Industrial Limited (formerly known as Jiaxing Technology Limited) (“HKJI”), a wholly-owned subsidiary of Upper Class, in Hong Kong. Upper Class transferred its equity interest in SCHC to HKJI.

The adoption of the FASB Accounting Standards Codification (Codification) did not result in significant effect in the accounting policies adopted by the Company.

All relevant share data have been adjusted retrospectively to reflect a 1-for-4 stock split effective on October 12, 2009.

Nature of the Business
The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, SCHC, and manufactures chemical products for use in the oil industry and paper manufacturing industry through SYCI.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation
The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”), which owns 100% of SCHC and SYCI, which is 100% owned by SCHC.  All material intercompany transactions have been eliminated on consolidation.

The consolidated financial statements have been restated for all periods prior to the mergers to include the financial position, results of operations and cash flows of the commonly controlled companies.

Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with maturities of three months or less. Because of short maturity of these investments, the carrying amounts approximate their fair values.

Accounts Receivable and Allowance of Doubtful Accounts
Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectivity of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and the Company considers the historic level of credit losses and applies certain percentage to accounts receivable balance. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

As of December 31, 2009 and 2008, allowance for doubtful accounts was nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2009, 2008 and 2007.

Concentration of Credit Risk
Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

Inventories
Inventories are stated at the lower of cost, determined on a first-in first-out cost basis, or market. Costs of work-in-progress and finished goods comprise direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less costs to complete and selling expenses.

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.

Mineral rights are recorded at cost less accumulated depreciation and any impairment losses. Mineral rights are amortized ratably over the term of the lease, or the equivalent term under the units of production method, whichever is shorter.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment (continued)
Construction in progress primarily represents the renovation costs of plant, machinery and equipment. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences. Cost of repairs and maintenance is expensed as incurred.

The Company’s depreciation and amortization policies on fixed assets other than mineral rights and construction in progress are as follows:

Useful life (in years)
Buildings	20
Machinery	8
Motor vehicles	5
Equipment	8

Asset Retirement Obligation
The Company follows FASB ASC 410, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. FASB ASC 410 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded.

Currently, there are no reclamation or abandonment obligations associated with the land being utilized for exploitation.

Recoverability of Long Lived Assets
Long-lived and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material.

Retirement Benefits
Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $270,324, $151,005 and nil for the years ended December 31, 2009, 2008 and 2007, respectively.

Mineral Rights
The Company follows FASB ASC 805 that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

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

Revenue Recognition
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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Shipping and Handling Fees and Costs
The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales, which amounted to $492,582, $424,819 and $384,868 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-based compensation
Common stock, stock options and stock warrants issued to employees or directors are recorded at their fair values estimated at grant date using the Black-Scholes model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Common stock, stock options and stock warrants issued to other than employees or directors are recorded on the basis of their fair value using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts the measurement date is the date that the service is complete. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Basic and Diluted Net Income per Share of Common Stock
Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2009	2008	2007
Numerator
Net income	$30,591,415	$22,395,472	$12,232,963

Denominator
Basic: Weighted-average common shares outstanding during the year	30,698,824	24,917,211	24,172,126
Add: Dilutive effect of stock options	2,873	-	-
Diluted	30,701,697	24,917,211	24,172,126

Net income per share
Basic	$1.00	$0.90	$0.51
Diluted	1.00	0.90	0.51

Recently adopted accounting pronouncements
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP 142-3”) The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations,” and other principles under GAAP. No significant impact on the consolidated financial statements is expected since the Group had already considered the period of expected cash flows in determining the economic useful life of the intangible assets.

In May 2009, the FASB issued “Subsequent Events” (“FASB ASC 855”). This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. FASB ASC 855 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim or annual financial periods ending after June 15, 2009 (fiscal 2009 for us). On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This amendment was effective upon issuance. No significant impact on the consolidated financial statements is expected as the Group had taken into consideration of subsequent events in preparing the financial statements.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued “Generally Accepted Accounting Principles.” (“FASB ASC 105”), which becomes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. On the effective date of FASB ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. All guidance contained in the Codification carries an equal level of authority. Certain accounting treatments that entities have followed, and continue to follow, which are not part of the Codification are grandfathered because they were adopted before a certain date or certain accounting standards have allowed for the continued application of superseded accounting standards. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Group’s adoption of FASB ASC 105 is not expected to have a material impact on the consolidated financial statements except that accounting standard reference made by the Group in the financial statements will be based on the new codification.

Recently issued accounting pronouncements not yet adopted
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides amendments to FASB ASC 820-10, “Fair Value Measurements and Disclosures – Overall” (“FASB ASC 820-10”), for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using a valuation technique that uses a quoted price of the identical liability when traded as an asset, a quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of ASC 820. This ASU is effective for the first period (including interim periods) beginning after issuance. No significant impact on the financials statements of the Group is expected since most of the financial liabilities of the Group are trade payables for which the fair value is not materially different from the carrying amount.

NOTE 2 – ASSETS ACQUISITIONS

On April 7, 2007, the Company’s wholly owned subsidiary, SCHC, acquired assets from Mr. Wenbo Yu (the “Yuwenbo property” or “Factory No. 2”) in exchange for 389,643 newly issued shares of the Company’s common stock valued at $ 1,987,179 and $ 3,076,923 in cash.  Factory No. 2 includes a 45 years and 9 months (as of date acquisition) mineral rights and land lease covering 1,846 acres of real property through December 2052, with approximately 575 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property.

On June 8, 2007, SCHC acquired assets from Mr. Donghua Yang (the “Yangdonghua property” or “Factory No. 3”) in exchange for 204,898 newly issued shares of the Company’s common stock valued at $941,300 and $4,837,233 in cash and an interest-free promissory note in the aggregate principal amount of $889,005, with a maturity date of July 8, 2007.  The Company issued the promissory note, and the promissory note was fully paid in June 2007.  Factory No. 3 include a 44 years and 11 months (as of date acquisition) mineral rights and land lease covering 2,318 acres of real property through April 2052, with 405 wells, and the related production facility, the pipelines, other production equipment, and the buildings located on the property.

On October 25, 2007, SCHC acquired substantially all of the assets of Shouguang City Renjia Area (the “Wangjiancai property” or Factory No. 4”), a bromine producer located in close proximity to SCHC for $6,399,147 in total cash consideration.  Factory No. 4 includes a  45 years and 10 months (as of date acquisition) mineral rights and land lease covering 2,165 acres through April, 2052, which has been paid in full. Additional assets to be conveyed with the purchase include the related production facility, wells, pipelines and other production equipment, in addition to the current buildings and other assets on the property.

On October 26, 2007, SCHC acquired substantially all of the assets of Shouguang City Houxing Area (the “Liuxingji Assets” or “Factory No. 5”), a bromine producer located in close proximity to SCHC for $6,665,778 in total cash consideration. Factory No. 5 includes a 47 years (as of date acquisition) mineral rights and land lease covering 2,310 acres through April 2052, which has been paid in full. Additional assets to be conveyed with the purchase include the related production facility, wells, pipelines and other production equipment, in addition to the current buildings and other assets on the property.

NOTE 2 – ASSETS ACQUISITIONS (continued)

On January 8, 2008, the Company acquired substantially all of the assets owned by Xiaodong Yang in the Shouguang City Hanting  Area (the “Yangxiaodong property” or Factory No. 6”).  The Yangxiaodong property includes a 47 years and 6 months (as of date acquisition) mineral rights and land lease covering 2,641 acres of real property, with 294 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $9,722,222.

On January 7, 2009, the Company  acquired substantially all of the assets owned by Fenqiu Yuan, Han Wang and Yufen Zhang in the Shouguang City Renjiazhuangzi Village North Area (the “Fenqiu Yuan, Han Wang & Yufen Zhang property” or Factory No. 7”). The Fenqiu Yuan, Han Wang and Yufen Zhang property includes a 50-year (as of date acquisition) mineral rights and land lease covering 1,611 acres of real property, with the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $10,615,000, consisting of $10,000,000 in cash and 375,000 shares of the Company’s Common Stock valued at $615,000 (fair value).

On September 7, 2009, the Company acquired substantially all of the assets owned by FengxiaYuan, Han Wang and Qing Yang in the Shouguang City Yingli Township Beishan Village (the “ Fengxia Yuan, Han Wang& Qing Yang property” or Factory No. 8”). The FengxiaYuan, Han Wang and Qing Yang property includes a 50-year (as of date acquisition) mineral rights and land lease covering 2,723 acres of real property, with the related production facility, the pipelines, other production equipment, and the buildings located on the property .The total purchase price for the acquired assets was $16,930,548, consisting of $11,516,960 in cash and 1,057,342 shares of the Company’s Common Stock valued at $5,413,588 (fair value).

Each of the asset acquisitions described above was not in operation when the Company acquired the assets.  The owners of each of the assets did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had previously been halted by the government.  With respect to Factory No. 2, the assets had not been operational for nine months; with respect to Factory No. 3, the assets had not been operational for eleven months; with respect to Factory No. 4 and No. 5, the assets had not been operational for fifteen months; with respect to Factory No. 6, the assets had not been operational for eighteen months; with respect to Factory No. 7, the assets had not been operational for twelve months, and with respect to Factory No. 8, the assets had not been operational for thirteen months. The Company recorded the above transactions as purchase of assets.

NOTE 3 – INVENTORIES

Inventories consist of:

	As of December 31,
	2009	2008

Raw materials	$298,359	$202,435
Work in process	-	-
Finished goods	356,605	229,638
Allowance for obsolete and slow-moving inventories	(4,632)	(13,814)
	$650,332	$418,259

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. The prepaid land lease is amortized on a straight line basis. During the year ended December 31, 2009, amortization of prepaid land lease totaled $57,985, of which $57,398 and $587 were recorded as cost of net revenue and administrative expenses respectively.  During the year ended December 31, 2008, amortization of prepaid land lease totaled $15,574, of which $14,997 and $577 were recorded as cost of net revenue and administrative expenses respectively. During the year ended December 31, 2007, amortization of prepaid land lease totaled $12,986, of which $12,467 and $519 were recorded as cost of net revenue and administrative expenses respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following :

	As of December 31,
	2009	2008
At cost:
Mineral rights	$5,840,594	$5,840,594
Buildings	21,651,379	6,410,813
Plant and machinery	63,270,428	37,619,002
Motor vehicles	-	57,946
Furniture, fixtures and office equipment	3,602,676	2,353,789
Construction in progress	1,467,000	-
Total	95,832,077	52,282,144

Less: accumulated depreciation and amortization	13,838,183	6,882,688
Net book value	$81,993,894	$45,399,456

There were no impairment provisions made at December 31, 2009 and 2008.

During the year ended December 31, 2009, the Company completed a sewage treatment project at a total cost of $6,601,500.  A retention amount of  $660,150, representing 10% of the total cost will be paid upon one year after the completion date and within one year from the balance sheet date.

During the year ended December 31, 2009, depreciation and amortization expense totaled $7,199,658, of which $7,019,608 and $180,050 were recorded as cost of net revenue and administrative expenses, respectively.

During the year ended December 31, 2008, depreciation and amortization expense totaled $4,727,865 of which $4,584,072 and $143,793 were recorded as cost of net revenue and administrative expenses, respectively.

NOTE 6- OTHER RECEIVABLES

Other receivable includes $2,192,920 receivable from an institutional investor for the private placement in December 2009. The amount was settled and the cash was received in January 2010.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2009	2008

Accounts payable	$5,348,638	$3,341,016
Salary payable	177,194	91,032
Social security insurance contribution payable	19,132	33,717
Other payable	278,781	1,281,229
Total	$5,823,745	$4,746,994

NOTE 8 –LOAN PAYABLE

This amount was interest free with no fixed term of repayment, and not secured against the Company’s assets. This amount was owed to a non-related party. The amount is settled by cash during the year ended December 31, 2009.

NOTE 9 – NOTES AND LOAN PAYABLE – RELATED PARTIES

	As of December 31,
	2009	2008

Note payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited is unsecured, non-interest bearing, pursuant to an agreement which, as is Chinese custom, states that the loan need not be paid in the immediate future. As at December 31, 2008, the Company believed the earliest the loan would be required to be repaid is January 2011. This loan was denominated in RMB (Note i)	$-	$18,337,493

Notes payable to a stockholder, Shenzhen Huayin Guaranty and Investment Company Limited was unsecured, non-interest bearing and was due in May 2009. The loan is denominated in US dollars. (Note i)	-	3,000,000

Loan from a stockholder First Capital Limited was unsecured, non-interest bearing with no fixed term of repayment. (Note ii)	-	1,650,000

Total loans	-	22,987,493
Less: current portion		(4,650,000)
Long-term loans, less current portion	$-	$$18,337,493

Future maturities of note payable-related parties are as follows:

2010	-	-
2011	-	18,337,493
2012	-	-
Total	$-	$18,337,493

Note i:	$21,287,493 and $50,000 were settled by the issuance of common stock and cash, respectively during the year ended December 31, 2009.

Note ii:	The balance was settled by cash during the year ended December 31, 2009.

NOTE 10– DUE TO RELATED PARTIES

Amounts represent payables due to a company whose stockholder and director is also a stockholder and director of the Company.

The amount consists of the following:

	As of December 31,
	2009	2008

Due to a key management	$1,190	$-
Due to related company – Hong Kong Jiaxing Lighting Limited	-	852,067
	$1,190	$852,067

The amount of $1,190 represents advance from a key management of the Company. The amount of $852,067 due to related company represents funds received from Hong Kong Jiaxing Lighting Limited for investment purpose in SCHC. Mr. Ming Yang, the Chairman of the Company, is the director and shareholder of Hong Kong Jiaxing Lighting Limited. and the above balances are unsecured, non-interest bearing and have no fixed repayment terms.

NOTE 11– TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2009	2008

Income tax payable	$3,079,233	$2,329,227
Mineral resource compensation fee payable	333,928	291,861
Value added tax payable and others	2,141,952	1,648,354
Total	$5,555,113	$4,269,442

NOTE 12– RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to allocate its profit after tax to the following reserves:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The statutory Common Reserve Fund as of December 31, 2009 for SCHC and SYCI is 16% and 50% of its registered capital respectively.

Statutory Public Welfare Funds
Prior to January 1, 2007, SCHC and SYCI were required each year to transfer 5% of the profit after tax as reported under the PRC statutory financial statements to the statutory Public Welfare Funds.  This reserve was restricted to capital expenditure for employees’ collective welfare facilities that are owned by the Company.  The statutory Public Welfare Funds are not available for distribution to the stockholders (except on liquidation).  Once capital expenditure for staff welfare facilities has been made, an equivalent amount must be transferred from the statutory Public Welfare Funds to the discretionary Common Reserve Funds.  Due to a change in the PRC Company Law, appropriation of profit to the statutory Public Welfare Funds is no longer required.  Therefore, the balance in the statutory Public Welfare Funds was transferred to the statutory Common Reserve Funds on January 1, 2007.

NOTE 13 – COMMON STOCK

Effective October 12, 2009 the Company effected a 1-for-4 stock split.  All shares and per share amount for all periods presented have been adjusted to reflect the reverse stock split.

In March 2009, the Company issued 5,250,000 shares of its common stock as payment for $21,287,493 of Notes and Loan Payable-Related Party.

In March 2009, the Company issued 375,000 shares of its common stock, valued at $615,000, to acquire assets owned by Mr. Fenqiu Yuan, Han Wang and Yufen Zhang.

In September 2009, the Company issued 1,057,342 shares of its common stock, valued at $5,413,588, to acquire assets owned by Mr. Fenqiu Yuan, Han Wang and Yufen Zhang.

In December 2009, the Company issued 2,941,182 shares of its common stock at a price of $8.50 per share in a private placement.

NOTE 14 – STOCK-BASED COMPENSATION

Pursuant to the 2007 Equity Incentive Plan, the aggregate number of stock options available for grant and issuance is 5,000,000 shares.

The Company issued 25,000 warrants on August 1, 2008 at a price of $4.80 per share as part of a consulting agreement with its investor relations firm. These options fully vested on August 1, 2009. The warrants were valued at $65,000, fair value, using the Black-Scholes option-pricing  model with assumed 162% volatility, a four-year expiration term, a risk free rate of 3% and no dividend yield. The value of the warrants will be expensed over one year, which is the term of the consulting agreement. For the years ended December 31, 2009 and 2008, $48,616 and $26,890 was recognized as consulting expense, respectively.

In March 2009, the Company granted to 9 management staff  (including 4 directors of the Company) options to purchase a total of 150,000 shares (25,000 for each of the executive directors, and 12,500 each for one non executive independent director and 5 other management staff) of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The options were valued at $143,820 fair value, using the Black-Scholes option pricing model with assumed 174% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $143,820 was recognized as general and administrative expenses.

In May 2009, the Company granted to a director options to purchase 12,500 shares of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The options were valued at $20,486 fair value, using the Black-Scholes option pricing model with assumed 170% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $20,486 was recognized as general and administrative expenses.

In June 2009, the Company granted to a director options to purchase 25,000 shares of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The options were valued at $39,534 fair value, using the Black-Scholes option pricing model with assumed 167% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $39,534 was recognized as general and administrative expenses.

In October 2009, the Company granted to 2 management staff options to purchase 37,500 shares of the Company’s common stock at an exercise price of $6.44 per share and the options vested immediately. The options were valued at $219,656 fair value, using the Black-Scholes option pricing model with assumed 161% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $219,656 was recognized as general and administrative expenses.

NOTE 14 – STOCK-BASED COMPENSATION (conitnued)

In October 2009, the Company granted to an independent director options to purchase 12,500 shares of the Company’s common stock at an exercise price of $9.65 per share and the options vested immediately. The options were valued at $90,648 fair value, using the Black-Scholes option pricing model with assumed 160% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $90,648 was recognized as general and administrative expenses.

In November 2009, the Company granted to an independent director options to purchase 12,500 shares of the Company’s common stock at an exercise price of $10.14 per share and the options vested immediately. The options were valued at $92,315 fair value, using the Black-Scholes option pricing model with assumed 152% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $92,315 was recognized as general and administrative expenses.

In December 2009, the Company granted to an investment bank warrants to purchase 176,471 shares of the Company’s common stock at an exercise price of $10.2 per share and the warrants vested immediately. The warrants were valued at $1,367,156 fair value, using the Black-Scholes option pricing model with assumed 156% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $1,367,156 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2009 and December 31, 2009.

	Number of Option &Warrants Outstanding	Number of Option &Warrants Vested	Range of Exercise Price per Common Share
Balance, December 31, 2008	325,000	112,500	$0.84 - $10.04
Gra Granted or vested during the year ended December 31, 2009	426,471	513,970	$4.80-10.2
Exp Forfeited during the year ended December 31, 2009	(250,000)	(124,999)	$10.04
Balance, December 31, 2009	501,471	501,471	$0.84 - $10.20

Stock and Warrants Options Outstanding

	Outstanding and	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at December 31, 2009	Contractual Life (Years)	Currently Exercisable

$0.84-$10.20	501,471	3.83	$ 7.65

The weighted average grant-date fair values as at December 31, 2009 and 2008 were $6.84 and $6.85, respectively.

At December 31, 2009, the aggregate intrinsic value of the stock options and warrants was nil.

NOTE 15 – DIVIDEND DISTRIBUTION

On January 31, 2007, SYCI distributed a dividend to two stockholders in the amount of $2,189,600. On February 5, 2007, in conjunction with the merger of SYCI, Gulf Resources, Inc. paid a $2,550,000 dividend to the original stockholders of SYCI.

NOTE 16– INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

United States
Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2009, 2008 and 2007, and management believes that its earnings are permanently invested in the PRC.

BVI
Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit during the year.

Hong Kong
Hong Kong Jiaxing Industrial Limited  was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the year.  The applicable statutory tax rates for the years ended December 31, 2009, 2008 and 2007 are 16.5%,16.5% and 17.5%, respectively.

PRC

Enterprise income tax (“EIT”) for SCHC and SYCI in the PRC is charged at 25% of the assessable profits.

The components of the provision for income taxes from continuing operations are:

	Years ended December 31,
	2009	2008	2007

Current taxes – PRC	$11,184,398	$8,202,477	$7,043,641
Non-deductible items disallowed for prior year	-	-	706,869
Others	-	9,462	48,172

	$11,184,398	$8,211,939	$7,798,682

The effective income tax expenses differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2009	2008	2007

Statutory income tax rate	25%	25%	33%
Non-deductible items disallowed for prior year	-%	-%	4%
Non-deductible items	2%	2%	2%

Effective tax rate	27%	27%	39%

NOTE 16– INCOME TAXES (continued)

The operating subsidiaries SCHC and SYCI are wholly foreign-owned enterprises (“FIE”) incorporated in the PRC and are subject to PRC Foreign Enterprise Income Tax Law.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT.

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2009, the Company has not recorded any WHT on the cumulative amount of undistributed retained earnings of approximately $69.4 million of its foreign invested enterprises in China.

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

As of December 31, 2009, the Company had federal net operating loss (“NOL”) of approximately $20 million available to offset against future federal income tax liabilities. The NOL will expire beginning 2014.

As of December 31, 2008, the Company had federal NOL of approximately $16 million available to offset against future federal income tax liabilities.  The NOL will expire beginning 2013.

	As of December 31,
	2009	2008
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,158	$3,453
Property, plant and equipment	81,437	-
Net Operating loss	6,692,426	5,590,626
Other assets	3,077	-

Total deferred tax assets	6,778,098	5,594,079

Valuation allowance	(6,692,426)	(5,590,626)

Current deferred tax asset	$85,672	$3,453
Long-term deferred tax asset	$-	$-

There was no unrecognized tax benefits and accrual for uncertainty tax positions as of December 31, 2009 and 2008.

Tax returns filed regarding tax years from 2005 through 2009 are subject to review by the respective tax authorities.

NOTE 17– BUSINESS SEGMENTS

The Company has two reportable segments:  bromine and crude salt and chemical products.

	Bromine
	and Crude	Chemical	Segment
	Salt	Products	Total	Corporate	Total

December 31, 2009
Revenue from external customers	$74,330,586	$35,946,322	$110,276,908	$-	$110,276,908
Income (loss) from operations	32,954,828	12,530,417	45,485,245	(3,244,411)	42,240,834
Income taxes	8,051,868	3,132,530	11,184,398	-	11,184,398
Total assets	115,621,458	28,274,118	143,895,576	2,527,592	146,423,168
Depreciation and amortization	6,048,995	1,150,663	7,199,658	-	7,199,658
Capital expenditures	36,066,805	8,838,440	44,905,245	-	44,905,245

December 31, 2008
Revenue from external customers	63,664,156	23,824,178	87,488,334	-	87,488,334
Income (loss) from operations	24,663,244	8,121,203	32,784,447	(2,207,290)	30,577,157
Income taxes	6,180,353	2,031,586	8,211,939	-	8,211,939
Total assets	67,868,644	20,899,118	88,767,762	591,704	89,359,466
Depreciation and amortization	4,123,131	604,734	4,727,865		4,727,865
Capital expenditures	10,529,286	6,835,909	17,365,195		17,365,195

December 31, 2007
Revenue from external customers	34,015,484	19,764,829	53,780,313		53,780,313
Maintenance service income	-	468,337	468,337	-	468,337
Income (loss) from operations	14,181,054	7,164,833	21,345,887	(1,320,959)	20,024,928
Income taxes	5,414,688	2,383,994	7,798,682	-	7,798,682
Total assets	36,614,939	9,516,930	46,131,869	197,963	46,329,832
Depreciation and amortization	1,111,580	186,871	1,298,451	-	1,298,451
Capital expenditures	16,555,903	6,123,416	22,679,319	-	22,679,319

	Years ended December 31,
Reconciliations	2009	2008	2007

Total segment operating income	$45,485,245	$32,784,447	$21,345,887
Corporate overhead expenses	(3,244,411)	(2,207,290)	(1,320,959)
Other income (expense), net	(465,021)	30,254	6,717
Income tax expense	(11,184,398)	(8,211,939)	(7,798,682)

Total consolidated net income	$30,591,415	$22,395,472	$12,232,963

NOTE 17– BUSINESS SEGMENTS - (Continued)

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2009.

Number	Customer	Bromine and Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$11,473	$-	$11,473	10.4%
2	Shouguang City Rongyuan Chemical Company Limited	$11,439	$-	$11,439	10.4%

TOTAL		$22,912	$-	$22,912	20.8%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2008.

Number	Customer	Bromine and Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$8,912	$-	$8,912	10.2%

TOTAL		$8,912	$-	$8,912	10.2%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2007.

Number	Customer	Bromine and Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Talimu Oil Exploration Limited	$-	$10,244	$10,244	19.0%
2	Shouguang City Weidong Chemical Company Limited	$7,139	$-	$7,139	13.3%
3	Shandong Ruitai Chemicals Company Limited	$6,761	$-	$6,761	12.6%

TOTAL		$13,900	$10,244	$24,144	44.9%

NOTE 18 – MAJOR SUPPLIERS

During the year ended December 31, 2009, the Company purchased 49.5% of its raw materials from its top five suppliers.  At December 31, 2009, amounts due to those suppliers included in accounts payable were $4,016,890. During the year ended December 31, 2008, the Company purchased 64.4% of its raw materials from its top five suppliers.  At December 31, 2008, amounts due to those suppliers included in accounts payable were $1,591,252. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 19 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2009, the Company sold 40.1% of its products to its top five customers. At December 31, 2009, amount due from these customers were $5,449,638. During the year ended December 31, 2008, the Company sold 42.7% of its products to its top five customers.  At December 31, 2008, amount due from these customers was $4,221,415. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 20 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. According to the Co-Op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually during the next five years to East China University of Science and Technology for research. The research and development expense recognized during the years ended December 31, 2009, 2008 and 2007 were $500,406, $514,780, and $268,168, respectively.

NOTE 21 – REVERSE STOCK SPLIT

A reverse stock split of the issued and outstanding shares of the Company's common stock was effected on the basis of one share for every four shares of common stock and was approved by the Board of Directors and shareholders owning a majority of the outstanding shares of the Company’s common stock and became effective on October 12, 2009. All shares and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.

NOTE 22 – RELATED PARTY TRANSACTIONS

	Years ended December 31,
	2009	2008
Waiver of interest expenses during first quarter 2008 by a related party:
Shenzhen Huayin Guaranty and Investment Company Limited (Note i)	$-	$131,533
Note and loan payable – First Capital Limited (Note i)	-	1,650,000
Shenzhen Huayin Guaranty and Investment Company Limited (Note i)	$-	$21,337,493
Due to related party:
Hong Kong Jiaxing Lighting Limited (Note ii)	$-	$852,067
Due to key management	1,190	-
	$1,190	$852,067

Note i:	The above related parties were stockholders of the Company.

Note ii:	The above party is related to the Company by way of director and shareholder in common.

NOTE 23 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

The Company has committed approximately $5,868,000 for construction of new production line as of December 31, 2009.

The Company has leased two pieces of land under non-cancelable operating leases, which are fixed in rentals and expire through February and August 2059, respectively. The Company accounts for the leases as operating leases. Future minimum lease payments consist of the following at December 31, 2009:

Less than 1 year	$42,127
1- 3 years	150,355
3-5 years	157,804
More than 5 years	6,490,141
Total	$6,840,427

NOTE 23 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS (continued)

Rental expense amounted to $42,102, nil and nil were charged to the income statements for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 24 – SUBSEQUENT EVENTS

In November 2009, the Company signed a contract with a third party for construction of a new production line for waste water treatment chemical additives for a total construction cost of approximately $7,335,000.  The construction commenced in November 2009.  As of December 31, 2009, $1,467,000 was included in construction in progress under property plan and equipment.  On January 3, 2010, the Company revised the construction contract and the total construction cost was changed to $8,802,000.

Except for the above, management has evaluated subsequent events from December 31, 2009 to the date which our financial statements have been issued and were available to be issued, and has concluded that no material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in our current year financial statements. Subsequent events that may occur after the date of issue of financial statements have not been evaluated.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Previous Independent Accountants

On February 10, 2010, we dismissed Morison Cogen LLP (“M&C”), as our independent accountant. The reports of M&C, on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent accountants was approved by our Audit Committee on February 9, 2010.

During our two most recent fiscal years and through February 10, 2010, we have had no disagreements with M&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&C, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

We provided M&C with a copy of this disclosure before its filing with the SEC. We requested that M&C provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from M&C, stating that it does agree with the above statements  except for the following: as described in M&C’s annual report dated March 12, 2009 on the Company’s internal control over financial reporting included in the Company’s Form 10-K for the year ended December 31, 2008, that in M&C’s opinion the Company had not maintained effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A copy of such letter, dated as of February 10, 2010 has been filed as an Exhibit to our current report on Form 8-K filed with the SEC on February 10, 2010.

New Independent Accountants

On February 10, 2010, we appointed BDO Limited (“BDO”) as our new independent registered accounting firm. The appointment of BDO was approved by our Audit Committee on February 9, 2010. During the two fiscal years of the Company ended December 31, 2008 and 2009, and through the date of the BDO’s engagement, the Company did not consult BDO regarding either: (i) the application of accounting principles to a specified transaction (either completed or proposed), or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a “disagreement” or “reportable event” within the meaning set forth in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

Item 9A. Controls and Procedures.

Disclosure Controls

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, revaluated the effectiveness as of December 31, 2009 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Although we were late in filing two current reports on Form 8-K in February and July of 2009, management believes that since July, management and staff have significantly improved disclosure controls and procedures.  In August 2009 we and hired David Wang as Vice-President of Finance.  Mr. Wang has over nine years of experience in working for companies listed on U.S stock exchanges.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2010 annual meeting of stockholders (the “2010 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2010 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2010 Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2010 Proxy Statement and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Audit Committee Report” in the 2010 Proxy Statement and incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

2.1
Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on December 12, 2007.

2.2
Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007.

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

3.8	By-laws, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-46580) declared effective on November 18, 1992.

3.9	Amendment to Restated Certificate of Incorporation, filed with the Secretary of the State of Delaware on October 6, 2009, effecting a reverse stock split. *

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

10.2	Fixed Price Standby Equity Distribution Agreement dated May 7, 2006, incorporated herein by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on May 10, 2007.

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

10.8
Asset Purchase Agreement between Shouguang City Haoyuan Chemical Company Limited and Qiufen Yuan, Han Wang and Yufen Zhang dated January 7, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009.

10.9
Amendment Agreement between the Registrant, Shouguang City Haoyuan Chemical Company Limited, China Finance, Inc., Shenzhen Hua Yin Guaranty and Investment Company, Top King Group Limited, Billion Gold Group Limited, Topgood International Limited dated January 24, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2009.

10.10	Gulf Resources, Inc. 2007 Equity Incentive Plan Stock Option Agreement between the Registrant and Biagio Vignolo, dated November 6, 2008.

10.11	Gulf Resources, Inc. 2007 Equity Incentive Plan Stock Option Agreement between the Registrant and Richard Khaleel, dated October 24, 2008.

10.12
Lock-up Agreement by and among the Registrant, Top King Group Limited, Billion Gold Group Limited, Topgood International Limited, Ming Yang, Wenxiang Yu, Zhi Yang and Shandong Haoyuan Industry Group Ltd., dated  May 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2009.

10.13
Asset Purchase Agreement by and among the Registrant, Shouguang City Haoyuan Chemical Company Limited, Fengxia Yuan, Han Wang and Qing Yang, dated September 7, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2009.

10.14
 Securities Purchase Agreement by and among the Registrant and institutional investors dated December 11, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2009.

10.15
Registration Rights Agreement by and among the Registrant and institutional investors dated December 11, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2009.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2008.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: March 3, 2010	By:	/s/ Xiabin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin liu		March 3, 2010
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 3, 2010
Min Li	Chief Financial Officer and Director

/s/ Ya Fei Ji		March 3, 2010
Ya Fei Ji	Director

/s/ Richard Khaleel		March 3, 2010
Richard Khaleel	Director

/s/ Biagio Vignolo		March 3, 2010
Biagio Vignolo	Director

/s/ Shi Tong Jiang		March 3, 2010
Shi Tong Jiang	Director