Form 10-Q
period 2010-03-31
GULF RESOURCES, INC.
filed 2010-05-11
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-20936

GULF RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Wenchang Road, Chenming Industrial Park, Shouguang City, Shandong, China	262714
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

As of May 11, 2010, the registrant had outstanding 34,569,447 shares of common stock.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars) (UNAUDITED)

	March 31 2010	December 31 2009
Cash and cash equivalents	$55,571,241	$45,536,735
Accounts receivable	14,194,076	14,960,002
Inventories	597,009	650,332
Prepayment and deposit	229,267	233,330
Prepaid land lease	51,356	46,133
Deferred tax asset	87,282	85,672
Other receivable	2,289	2,195,208
Total Current Assets	70,732,520	63,707,412
Property, plant and equipment, net	83,985,334	81,993,894
Prepaid land lease, net of current portion	718,487	721,862
Total Assets	$155,436,341	$146,423,168

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$6,057,340	$5,823,745
Retention payable	660,150	660,150
Due to a related party	1,190	1,190
Taxes payable	5,155,325	5,555,113
Total Current Liabilities	11,874,005	12,040,198
Total Liabilities	11,874,005	12,040,198

Stockholders’ Equity
PREFERRED STOCK ; $0.001 par value; 1,000,000 shares authorized none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,569,447 and 34,541,066 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	17,285	17,271
Additional paid in capital	65,924,978	64,718,026
Retained earnings unappropriated	67,800,425	59,808,289
Retained earnings appropriated	5,679,769	5,679,769
Cumulative translation adjustment	4,139,879	4,159,615
Total Stockholders’ Equity	143,562,336	134,382,970
Total Liabilities and Stockholders’ Equity	$155,436,341	$146,423,168

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three Months Ended March 31
	2010	2009

NET REVENUE
Net sales	$29,693,418	$23,633,538

OPERATING EXPENSES
Cost of net revenue	(16,235,499)	(13,540,940)
General and administrative expenses	(2,277,492)	(1,099,380)
Research and development cost	(125,202)	(124,969)
	(18,638,193)	(14,765,289)

INCOME FROM OPERATIONS	11,055,225	8,868,249

OTHER INCOME (EXPENSES)
Interest expense	(174)	(27,009)
Interest income	53,761	22,029
Sundry income	21,998	-

INCOME BEFORE INCOME TAXES	11,130,810	8,863,269

INCOME TAXES - current	(3,138,674)	(2,330,155)

NET INCOME	$7,992,136	$6,533,114

EARNINGS PER SHARE
BASIC	$0.23	$0.23
DILUTED	$0.23	$0.23

WEIGHTED AVERAGE NUMBER OF SHARES

BASIC	34,561,233	28,763,044
DILUTED	34,762,991	28,763,044

 The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three Months Ended March 31
	2010	2009
NET INCOME	$7,992,136	$6,533,114

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	19,734	(49,438)

COMPREHENSIVE INCOME	$8,011,870	$6,483,676

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

				Statutory
			Additional	common		Cumulative
	Number	Common	paid-in	reserve	Retained	translation
	of shares	stock	capital	fund	earnings	adjustment	Total
		$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2009	34,541,066	17,271	64,718,026	5,679,769	59,808,289	4,159,615	134,382,970

Translation adjustment	-	-	-	-	-	(19,736)	(19,736)
Common stock issued for exercising stock option	12,500	6	17,994	-	-	-	18,000
Common stock issuance for exercising warrants	15,881	8	(8)	-	-	-	-
Issuance of warrants to non-employees	-	-	193,428	-	-	-	193,428
Issuance of stock options to employees	-	-	995,538	-	-	-	995,538
Net income for three months ended March 31, 2010	-	-	-	-	7,992,136	-	7,992,136
BALANCE AT MARCH 31, 2010	34,569,447	17,285	65,924,978	5,679,769	67,800,425	4,139,879	143,562,336

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three Months Ended March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,992,136	$6,533,114
Adjustments to reconcile net income
Amortization of warrants	-	238,027
Amortization of prepaid expenses	22,057	3,957
Depreciation and amortization	2,377,621	1,469,822
Stock-based compensation expense	1,188,966	-
Deferred tax asset	(1,609)	-
Bad debt provision	-	64,117
Changes in assets and liabilities
Accounts receivable	772,311	(1,059,675)
Inventories	53,304	(82,293)
Prepayment and deposit	4,129	105,421
Accounts payable and accrued expenses	251,535	2,238,313
Taxes payable	(312,408)	(382,458)
Net cash provided by operating activities	12,348,042	9,128,345

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land lease	(23,912)	-
Purchase of property, plant and equipment	(4,399,500)	(10,019,262)
Net cash used in investing activities	(4,423,412)	(10,019,262)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from exercising stock options	18,000	-
Proceeds from private placement	2,192,919	-

Net cash provided by financing activities	2,210,919	-

EFFECTS OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(101,043)	(36,709)
NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENT	10,034,506	(927,626)
CASH & CASH EQUIVALENT - BEGINNING OF PERIOD	45,536,735	30,878,044
CASH & CASH EQUIVALENT - END OF PERIOD	$55,571,241	$29,950,418

 The accompanying notes are an integral part of these consolidated financial statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)
(UNAUDITED)
	Three Months Ended March 31
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,015,261	$2,273,716
Interest paid	$174	$27,009
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of common stock for settlement of stockholder’s notes payable	$-	$21,287,493

Issuance of stock options to employees	$995,538	$143,820

Issuance of warrants to non-employees	$193,428	$-

Issuance of common stock for acquiring property, plant and equipment	$-	$615,000

Issuance of common stock for exercising warrants	$8	$-

The accompanying notes are an integral part of these consolidated financial statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying condensed financial statements have been prepared by Gulf Resources, Inc. a Delaware corporation and its subsidiaries (collectively, the “Company”), without audit, in accordance with the instruction to form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.  The balance sheet at December 31, 2009 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the quarter ended March 31, 2010 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows.  These condensed financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the quarter ended March 31, 2010 are not necessarily indicative of operating results for an entire fiscal year.

All relevant share data have been adjusted retrospectively to reflect a 1 for 4 reverse stock split effective on October 12, 2009.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Nature of the Business
The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) and manufactures chemical products for use in the oil industry and paper manufacturing industry through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”).

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

Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions

Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with maturities of three months or less. Because of short maturity of these investments, the carrying amounts approximate their fair values.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectivity of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and the Company considers the historic level of credit losses and applies certain percentage to accounts receivable balance. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

As of March 31, 2010 and 2009, allowance for doubtful accounts was nil and $64,112, respectively. Nil and $64,112 allowances for doubtful accounts were charged to the income statement for the three months ended March 31, 2010 and 2009, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Concentrations of Credit Risk
Concentrations of credit risk with respect to accounts receivable exist as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited due to the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out cost basis, or market. Costs of work-in-progress and finished goods comprise direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less costs to complete and selling expenses.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Retirement Benefits
Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $138,920 and $98,293 for the three months ended March 31, 2010 and 2009, respectively.

Mineral Rights
The Company considers that certain mineral rights are in-subtance tangible assets and are included in property, plant and equipment.

Reporting Currency and Translation
The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency is the United States dollar (“USD”).  Assets and liabilities of the Company have been translated into USD using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Foreign Operations
The Company’s operations and assets are substantially located in China.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Shipping and Handling Fees and Costs
The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net sales, for the three months ended March 31, 2010 and 2009 shipping and handling costs were $120,871 and $109,578, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31
	2010	2009
Numerator
Net income	$7,992,136	$6,533,114

Denominator
Basic: Weighted-average common shares outstanding during the year	34,561,233	28,763,044
Add: Dilutive effect of stock options	201,758	-
Diluted	34,762,991	28,763,044

Net income per share
Basic	$0.23	$0.23
Diluted	0.23	0.23

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– Continued

Recently Adopted Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This amendment was effective upon issuance.

Recent Accounting Pronouncements Not Yet Adopted

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Management does not anticipate significant effect of the amendment to the Group as the Group has accounted for share-based payment award as equity.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)
NOTE 2 – ASSETS ACQUISITIONS

On January 7, 2009, the Company  acquired substantially all of the assets owned by Fenqiu Yuan, Han Wang and Yufen Zhang in the Shouguang City Renjiazhuangzi Village North Area (the “Fenqiu Yuan, Han Wang & Yufen Zhang property” or Factory No. 7”). The Fenqiu Yuan, Han Wang and Yufen Zhang property includes a 50-year mineral rights  (as of date acquisition) and land lease covering 1,611 acres of real property, with the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $10,615,000, consisting of $10,000,000 in cash and 375,000 shares of the Company’s Common Stock valued at $615,000 (fair value).

On September 7, 2009, the Company acquired substantially all of the assets owned by FengxiaYuan, Han Wang and Qing Yang in the Shouguang City Yingli Township Beishan Village (the “ Fengxia Yuan, Han Wang& Qing Yang property” or Factory No. 8”). The FengxiaYuan, Han Wang and Qing Yang property includes a 50-year mineral rights  (as of date acquisition) and land lease covering 2,723 acres of real property, with the related production facility, the pipelines, other production equipment, and the buildings located on the property .The total purchase price for the acquired assets was $16,930,548, consisting of $11,516,960 in cash and 1,057,342 shares of the Company’s Common Stock valued at $5,413,588 (fair value).

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 3 – INVENTORIES

Inventory consists of:

	March 31 2010	December 31 2009
Raw material	$257,759	$298,359
Finished goods	343,882	356,605
Allowance for obsolete and slow moving inventory	(4,632)	(4,632)
	$597,009	$650,332

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. The prepaid land lease is amortized on a straight line basis. During the three months ended March 31, 2010, amortization of prepaid land lease totaled $22,057, of which $21,910 and $147 were recorded as cost of net revenue and administrative expenses respectively.  During the three months ended March 31, 2009, amortization of prepaid land lease totaled $3,957, of which $3,810 and $147 were recorded as cost of net revenue and administrative expenses respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following :

	March 31 2010	December 31 2009
At cost:
Mineral rights	$5,840,594	$5,840,594
Buildings	21,651,379	21,651,379
Plant and machinery	63,270,428	63,270,428
Furniture, fixtures and office equipment	3,602,676	3,602,676
Construction in progress	5,868,000	1,467,000
Total	100,233,077	95,832,077

Less: accumulated depreciation and amortization	16,247,743	13,838,183
Net book value	$83,985,334	$81,993,894

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET– Continued

During the three months ended March 31, 2010, depreciation and amortization expense totaled $2,377,621, of which $2,315,988, and $61,633 were recorded as cost of sales and administrative expenses respectively. During the three months ended March 31, 2009, depreciation and amortization expense totaled $1,469,822, of which $1,430,668 and $39,154 were recorded as cost of sales and administrative expenses respectively.

There were no impairment provisions made at March 31, 2010 and 2009.

In August 2009, the Company completed a sewage treatment project at a total cost of $6,601,500.  A retention amount of $660,150, representing 10% of the total cost will be paid upon one year after the completion date.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31	December 31
	2010	2009
Accounts payable	$5,616,630	$5,348,638
Salary payable	134,485	177,194
Social security insurance contribution payable	29,432	19,132
Other payable	276,793	278,781
Total	$6,057,340	$5,823,745

NOTE 7– DUE TO A RELATED PARTY

The amount consists of the following:

	March 31	December 31
	2010	2009
Due to a key management	$1,190	$1,190

The amount of $1,190 represents business expenses not yet reimbursed to a key management of the Company which is unsecured and interest free.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 8– TAXES PAYABLE

Taxes payable consists of the following:

	March 31	December 31
	2010	2009
Income tax payable	$3,205,327	$3,079,233
Mineral resource compensation fee payable	351,989	333,928
Value added tax payable and others	1,598,009	2,141,952
Total	$5,155,325	$5,555,113

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 9 – COMMON STOCK

Effective October 12, 2009 the Company effected a one for four reverse stock split.  All shares and per share amount for all periods presented have been adjusted to reflect the reverse stock split.

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

In December 2009, the Company issued 2,941,182 shares of its common stock at a price of $8.50 per share in a private placement.  A portion of the proceeds were received by the Company in January 2010.

In August 2008, the Company granted to one investor relations firm a warrant to purchase a total of 25,000 shares of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately.

In January 2010, the investor relations firm made a cashless exercise for the warrant. Company issued 15,881 shares based on the fair market price of $13.16.

In the fourth quarter of 2008, the Company granted to one Board member options to purchase a total of 12,500 shares of the Company’s common stock at an exercise price of $1.44 per share and the options vested immediately.

In February 2010, the Company issued 12,500 shares of its common stock upon the exercise of such stock options by the Board member.

NOTE 10 – STOCK-BASED COMPENSATION

Pursuant to the 2007 Equity Incentive Plan, the aggregate number of stock options available for grant and issuance is 5,000,000 shares.

In March 2009, the Company granted to 9 management staff  (including 4 directors of the Company) options to purchase a total of 150,000 shares (25,000 for each of the executive directors, and 12,500 each for one non executive independent director and 5 other management staff) of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The fair values of the options were valued at $143,820 fair value, using the Black-Scholes option pricing model with assumed 174% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $143,820 was recognized as general and administrative expenses.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 10 – STOCK-BASED COMPENSATION – Continued

In February 2010, the Company granted to 8 management staff to purchase 132,500 shares of the Company’s common stock at an exercise price of $8.25 per share and the options vested immediately. The fair values of the options were valued at $995,539 fair value, using the Black-Scholes option pricing model with assumed 154% volatility, a three-year expiration term, a risk free rate of 1.60% and no dividend yield. For the three months ended March 31, 2010, $995,539 was recognized as general and administrative expenses.

In February 2010, the Company granted to the investing relationship firm warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $12 per share and the warrants vested immediately. The fair values of the warrants were valued at $193,428 fair value, using the Black-Scholes option pricing model with assumed 155% volatility, a four-year expiration term, a risk free rate of 1.60% and no dividend yield. For the three months ended March 31, 2010, $193,428 was recognized as general and administrative expenses.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)
NOTE 10 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2010 and March 31, 2010.
	Number of Option &Warrants Outstanding	Number of Option &Warrants Vested	Range of Exercise Price per Common Share
Balance, December 31, 2009	501,471	501,471	$0.84 - $10.20
Gra Granted or vested during the three months ended March 31, 2010	157,500	157,500	$8.25-12.0
Exp Exercised during the three months ended March 31, 2010	(37,500)	(37,500)	$1.44-$4.8
Balance, March 31, 2010	621,471	621,471	$0.84 - $12.0

Stock and Warrants Options Outstanding

	Outstanding and	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at December 31, 2009	Contractual Life (Years)	Currently Exercisable

$0.84-$12.0	621,471	4.23	$ 7.72

The weighted average grant-date fair values as at March 31, 2010 and December 31, 2009 were $6.99 and $6.84, respectively.

At March 31, 2010, the aggregate intrinsic value of the stock options and warrants was nil.

NOTE 11 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

United States
Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the period ended March 31, 2010 and 2009, and management believes that its earnings are permanently invested in the PRC. As of March 31, 2010 and 2009, the accumulated undistributed PRC earnings is $84,523,128 and $48,221,413, respectively.

BVI
Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit during the three months ended March 31, 2010 and 2009.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 – INCOME TAXES – Continued

Hong Kong
Hong Kong Jiaxing Industrial Limited  was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three months ended March 31, 2010 and 2009.

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

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future.  Accordingly, as of March 31, 2010, the Company has not recorded any WHT on the cumulative amount of undistributed retained earnings of its foreign invested enterprises in China.

As of March 31, 2010, the Company had U.S. federal net operating loss (“NOL”) of approximately $22million available to offset against future federal income tax liabilities. The U.S. NOL will expire beginning 2015.

	March 31	December 31
	2010	2009
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,158	$1,158
Property, plant and equipment	83,047	81,437
Net operating loss	7,573,138	6,692,426
Other assets	3,077	3,077

Total deferred tax assets	7,660,420	6,778,098

Valuation allowance	(7,573,138)	(6,692,426)

Net	$87,282	$85,672

Current deferred tax asset	$87,282	$85,672
Long-term deferred tax asset	$-	$-

There was no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2010 and 2009.

Tax returns filed regarding tax years from 2005 through 2009 are subject to review by the respective tax authorities.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12 – BUSINESS SEGMENTS

The Company has two reportable segments:  bromine and crude salt and chemical products.

	Bromine and	Chemical	Segment		Consolidated
	Crude Salt	Products	Total	Corporate	Total

March 31, 2010

Net sales	$19,896,458	$9,796,960	$29,693,418	$-	$29,693,418
Income (loss) from operations	9,125,828	3,363,515	12,489,343	(1,434,118)	11,055,225
Total assets	124,554,575	30,748,844	155,303,419	132,922	155,436,341
Depreciation and amortization	1,956,006	421,615	2,377,621	-	2,377,621
Capital expenditure	-	4,399,500	4,399,500	-	4,399,500

March 31, 2009

Net sales	$15,530,274	$8,103,264	$23,633,538	$-	$23,633,538
Income (loss) from operations	6,541,601	2,754,322	9,295,923	(427,674)	8,868,249
Total assets	73,952,623	24,100,050	98,052,673	432,788	98,485,461
Depreciation and amortization	1,247,976	221,846	1,469,822	-	1,469,822
Capital expenditure	10,615,000	-	10,615,000	-	10,615,000

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

	Three Months Ended March 31
Reconciliations	2010	2009

Total segment operating income	$12,489,343	$9,295,923
Corporate overhead expenses	(1,434,118)	(427,674)
Other income	75,585	(4,980)
Income tax expense	(3,138,674)	(2,330,155)

Total consolidated net income	$7,992,136	$6,533,114

The following table shows the major customer(s) (10% or more) for the three months ended March 31, 2010.

Number	Customer	Bromine and Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$3,114	$-	$3,114	10.5%
TOTAL		$3,114	$-	$3,114	10.5%

The following table shows the major customer(s) (10% or more) for the three months ended March 31, 2009.

Number	Customer	Bromine and Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,641	$-	$2,641	11.1%
TOTAL		$2,641	$-	$2,641	11.1%

NOTE 13 – MAJOR SUPPLIERS

During the period ended March 31, 2010, the Company purchased 80.6% of its raw materials from its top five suppliers.  At March 31, 2010, amounts due to those suppliers included in accounts payable were $4,938,786. During the period ended March 31, 2009, the Company purchased  46.4% of its raw material from top five suppliers.  At March 31, 2009, amounts due to those suppliers included in accounts payable were $2,588,201. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the period ended March 31, 2010, the Company sold 45.5% of its products to its top five customers. At March 31, 2010, amount due from these customers were $6,454,215. During the period ended March 31, 2009, the Company sold 42.1% of its products to its top five customers.  At March 31, 2009, amount due from these customers was $5,261,483. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 15 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. According to the Co-Op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually during the next five years to East China University of Science and Technology for research. The research and development expense recognized during the period ended March 31, 2010 and 2009 were $125,202 and $124,969 respectively.

NOTE 16 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

The Company has committed approximately $2,934,000 for construction of new production line as of March 31, 2010.

The Company has leased two pieces of land under non-cancelable operating leases, which are fixed in rentals and expire through February and August 2059, respectively. The Company accounts for the leases as operating leases. Future minimum lease payments consist of the following at March 31, 2010:

Less than 1 year	$$42,127
1- 3 years	$150,355
3-5 years	$157,804
More than 5 years	$6,472,038
Total	$$6,822,324

Rental expense amounted to $22,057 and $9,631 were charged to the income statements for the periods ended March 31, 2010 and 2009 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and shareholders equity for the three months ended March 31, 2010 and 2009.

	Three months ended	Three months ended	Percentage Change
	March 31, 2010	March 31, 2009
Net revenue	$29,693,418	$23,633,538	25.6%

Cost of net revenue	$16,235,499	$13,540,940	19.9%

Gross profit	$13,457,919	$10,092,598	33.3%

Research and development costs	$125,202	$124,969	0.19%

General and administrative expenses	$2,277,492	$1,099,380	107.2%

Income from operations	$11,055,225	$8,868,249	24.7%

Other income (expenses), net	$75,585	$(4,980)	1,618%

Income before taxes	$11,130,810	$8,863,269	25.6%

Income taxes	$(3,138,674)	$(2,330,155)	34.7%

Net income	$7,992,136	$6,533,114	22.3%

Net revenue Net revenues were $29,693,418 for the three months ended March 31, 2010, an increase of $6,059,880 (or approximately 25.6%) as compared to the comparable period in 2009. This increase was primarily attributable to strong growth in our bromine and crude salt segment, in which revenue increased from $15,530,275 for the three months ended March 31, 2009 to $19,896,458 in 2010, an increase of approximately 28.1%. The increase in revenue from operations of bromine and crude salt was mainly due to the increase in the selling price of bromine arising from an increase in demand. Our average selling price for bromine for the three months ended March 31, 2010 increased by 39.1%  compared to the same period in 2009.  The rate of increase in our bromine and crude salt segment was less than the rate of increase in the average selling price for bromine due to first quarter seasonality.  Our production levels are typically lower in the first quarter due to cold weather and the Chinese New Year holidays. Revenues in the chemical products segment increased from $8,103,264 for the three months ended March 31, 2009 to $9,796,960 in 2010, an increase of approximately 20.9%. The increase was mainly due to the strong demand for environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

	Net Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2010 (Unaudited)		March 31, 2009 (Unaudited)
Segments		Percent of total		Percent of total
Bromine and Crude salt	$19,896,458	67.0%	$15,530,274	65.7%
Chemical Products	$9,796,960	33.0%	$8,103,264	34.3%
Total Revenues	$29,693,418	100%	$23,633,538	100%

Three Months Ended March 31
2010 vs. 2009
Segments	Percent Increase (decrease) of Net Sales
Bromine and Crude salt	1.3%
Chemical Products	(1.3)%

Bromine and Crude salt segment product sold in metric tons	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percentage Change
Bromine	7,124	7,448	(4.4%)

Crude Salt	78,000	70,000	11.4%

Due to the diverse product mix and varying values, management does not believe that the tonnage sold by the Chemical Product division is a meaningful metric.

Cost of Net revenue Cost of net revenue reflects the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity and other manufacturing costs. Our Cost of net revenue was $16,235,499 for the three months ended March 31, 2010, an increase of $2,694,559 (or approximately 19.9%) from the cost of net revenue for the three months ended March 31, 2009. This increase resulted primarily from the production increase in both Bromine and Crude salt and Chemical Products. Production increase was due to the increase in sales.  The increase in the rate for cost of net revenue was lower than that of net revenue mainly because the rate of inflation for materials was lower than the increase in selling price of our products, as well as leverage due to economies of scale.

Gross Profit Gross profit was $13,457,919, or 45.3% of net sales for the three months ended March 31, 2010 compared to $10,092,598, or 42.7% of net revenue for the comparable period in 2009. The increase in gross profit is mainly due to the increase in bromine price, the average selling prices for bromine for the three months ended March 31, 2010 and 2009 were $2,470 and $1,775 per ton arising from increase in demand, respectively, an increase of 39%.

Research and Development Costs The Research and development costs result from the agreement that SYCI and East China University of Science and Technology entered in September 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. The Research and development costs incurred for three months ended March 31, 2010 and 2009 were $125,202 and $124,969 respectively.  All research findings and patents developed by this Center will belong to Gulf Resources.

General and Administrative Expenses General and administrative expenses were $2,277,492 for the three months ended March 31, 2010, an increase of $1,178,112 (or approximately 107.2%) from the general and administrative expenses of $1,099,380 for the three months ended March 31, 2009.  This significant increase in general and administrative expenses was primarily due to expenses related to corporate costs resulting from the option granted to employees and a consulting company with a compensation expense charge of $1,188,966.  The increase in stock options was for the purpose of enhancing employee incentive.

Income from Operations

	Income from Operations by Segment
	Three Months Ended		Three Months Ended
	March 31, 2010 (Unaudited)		March 31, 2009 (Unaudited)
Segments		Percent of total		Percent of total
Bromine and Crude salt	$9,125,828	73.1%	$6,541,601	70.4%
Chemical products	3,363,515	26.9%	2,754,322	29.6%
Income from operations before corporate costs	12,489,343	100%	9,295,923	100%
Corporate costs	1,434,118		427,674
Income from operations	$11,055,225		$8,868,249

Income from Operations before corporate costs was $12,489,343 for the three months ended March 31, 2010 (or 42.1% of net revenue), an increase of $3,193,420 (or approximately 34.4%) over Income from Operations before corporate cost for the three months ended March 31, 2009. For the three months ended March 31, 2010, income from operations for the bromine and crude salt segment was $9,125,828, an increase of 39.5% from $6,541,601 over the three months ended March 31, 2009. The increase in revenue and the income from operations of our bromine and crude salt was mainly due to the increase in the selling price of bromine. For the three months ended March 31, 2010, income from operations for the chemical products division was $3,363,516, an increase of 22.1% from income from operations in this division of $2,754,322 for the three months ended March 31, 2009. The increase in revenue and the income from operations of our Chemical Products was driven by environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

Other Income (Expense) Net Other Income was $75,585 for the three months ended March 31, 2010, an increase of $80,565 from the Other Expense of $4,980 for the three months ended March 31, 2009. This increase in other income was primarily due to the higher sundry income and interest income as well as the decrease in interest expense.

Net Income Net Income was $7,992,136 for the three months ended March 31, 2010, an increase of $1,459,022 (or approximately 22.3%) as compared to the three months ended March 31, 2009. This increase was primarily attributable to the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, Cash and Cash Equivalents were $55,571,241 as compared to $45,536,735 as of December 31, 2009. The components of this increase of $10,034,506 are reflected below.

Cash Flow

	Three Months Ended March 31
	2010	2009
Net cash provided by operating activities	$12,348,042	$9,128,345
Net cash used in investing activities	$(4,423,412)	$(10,019,262)
Net cash provided by financing activities	$2,210,919	$-
Net cash inflow (outflow)	$10,135,549	$(890,917)

For three months ended March 31, 2010 the Company met its working capital and capital investment requirements mainly by using operating cash flows.

The Company will continue to explore opportunities relating to bromine asset purchases.

As of March 31, 2010, the capital commitment for wastewater treatment chemical additives was approximately $2.93 million.

Net Cash Provided by Operating Activities

During the three months ended March 31, 2010, we had positive cash flow from operating activities of $12,348,042 primarily attributable to net income of $7,992,136. During the three months ended March 31, 2009, we had positive cash flow from operating activities of $9,128,345 primarily attributable to net income of $6,533,114. Net Cash Provided by Operating Activities during the three months ended March 31, 2010 improved by $3,219,697 from that of three months ended March 31, 2009. The primary source of this was due to the increase net income.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $4,399,500 cash for the construction of waste water chemical additives during three months ended March 31, 2010. This project was financed by opening cash balance.

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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectivity of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and the Company considers the historic level of credit losses and applies certain percentage to accounts receivable balance. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

As of March 31, 2010 and December 31, 2009, allowance for doubtful accounts was nil. For the three month ended March 31, 2010 and 2009, allowance for doubtful accounts amounted to nil and $64,112, respectively.

Property, Plant and Equipment
Property, Plant and Equipment are stated at cost. Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.

Minerial rights are recorded at cost less accumulated depreciation and any impairment losses. Mineral rights are amortized ratably over the term of the lease, or the equivalent term under the units of production method, whichever is shorter.

The Company’s depreciation and amortization policies on fixed assets other than mineral rights and construction in progress are as follows:

Useful life (in years)
Buildings	20
Machinery	8
Equipment	8

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

Common stock, stock options and stock warrants issued to other than employees or directors are recorded on the basis of their fair value using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts the measurement date is the date that the service is complete. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs..

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T. Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of March 31, 2010 covered by this report (and the financial statements contained in the report), our president and chief financial officer have determined that our current disclosure controls and procedures are effective.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”), management concluded that the Company’s internal control over financial reporting were effective as of December 31, 2008.

Even though management concluded that the internal controls over financial reporting were effective, management determined, based on weakness discussed in the auditor’s report on the internal control over financial reporting included in the 2008 Annual Report, that there were still weaknesses in its internal controls.  However, the Company disagreed with the auditor and did not believe that those weaknesses were material weakness. The two weaknesses identified by our auditor in the 2008 Annual Report were:

1.
Insufficient complement of accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements; and

2.	Inability to timely and properly recognize issuance of share-based compensation.

To address these weaknesses included in the auditor’s report in the 2008 Annual Report, the Company, among other things, has continuously evaluated, enhanced and upgraded the Company’s financial controls and procedures at its operating subsidiaries. The Company also hired Vice President, David Wang, in July 2009, who has significant experience with the US GAAP. In addition, the Company’s accounting staff has continued to improve the level of its US GAAP accounting knowledge. Such improvements are intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act.  In addition, the Company has timely recognized issuances of share-based compensation since the issuance of  the auditor’s report in our 2008 Annual Report.  Therefore, management believes that these weaknesses have been remediated.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2009 (the “2009 Form 10-K”), under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2009 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

GULF RESOURCES, INC.

Dated: May 11, 2010	By:	/s/ Xiao bin Liu
Xiao bin Liu
Chief Executive Officer
(principal executive officer)

	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)