Form 10-Q
period 2010-06-30
GULF RESOURCES, INC.
filed 2010-08-16
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 15, 2010, the registrant had outstanding 34,640,007 shares of common stock.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(UNAUDITED)

	June 30, 2010	December 31, 2009
Current Assets
Cash	$55,197,372	$45,536,735
Accounts receivable	25,057,316	14,960,002
Inventories	630,835	650,332
Prepayment and deposit	918,354	233,330
Prepaid land lease	58,850	46,133
Deferred tax asset	107,205	85,672
Other receivable	-	2,195,208
Total Current Assets	81,969,932	63,707,412
Property, plant and equipment, net	99,462,015	81,993,894
Prepaid land lease, net of current portion	716,858	721,862
Total Assets	$182,148,805	$146,423,168

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$10,642,759	$5,823,745
Retention payable	1,104,750	660,150
Due to related parties	232,400	1,190
Taxes payable	8,889,490	5,555,113
Total Current Liabilities	20,869,399	12,040,198
Total Liabilities	20,869,399	12,040,198

Stockholders’ Equity
PREFERRED STOCK ; $0.001 par value; 1,000,000 shares authorized none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,640,007 and 34,541,066 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	17,320	17,271
Additional paid in capital	66,533,170	64,718,026
Retained earnings unappropriated	84,226,870	59,808,289
Retained earnings appropriated	5,679,769	5,679,769
Cumulative translation adjustment	4,822,277	4,159,615
Total Stockholders’ Equity	161,279,406	134,382,970
Total Liabilities and Stockholders’ Equity	$182,148,805	$146,423,168

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

NET REVENUE
Net revenue	$46,751,809	$29,590,897	$76,445,227	$53,224,436

OPERATING EXPENSES
Cost of net revenue	(23,689,903)	(16,445,804)	(39,925,402)	(29,986,744)
Sales, marketing and other operating expenses	(75,687)	(5,902)	(75,687)	(10,783)
Research and development cost	(377,220)	(125,095)	(502,422)	(250,065)
General and administrative expenses	(731,593)	(990,539)	(3,009,084)	(2,085,038)
	(24,874,403)	(17,567,340)	(43,512,595)	(32,332,630)

INCOME FROM OPERATIONS	21,877,406	12,023,557	32,932,632	20,891,806

OTHER INCOME (EXPENSES)
Interest expense	(52)	(33)	(226)	(27,043)
Interest income	59,824	23,762	113,584	45,792
Sundry income	-	-	21,998	-
INCOME BEFORE TAXES	21,937,178	12,047,286	33,067,988	20,910,555

INCOME TAXES	(5,510,733)	(3,075,682)	(8,649,407)	(5,405,837)
NET INCOME	$16,426,445	$8,971,604	$24,418,581	$15,504,718

EARNINGS PER SHARE:
BASIC	$0.47	$0.29	$0.71	$0.52
DILUTED	$0.47	$0.29	$0.70	$0.52

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	34,587,479	30,542,211	34,574,514	29,860,581
DILUTED	34,738,667	30,542,211	34,750,714	29,860,581

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

NET INCOME	$16,426,445	$8,971,604	$24,418,581	$15,504,718
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	682,398	(6,200)	662,662	(55,638)
COMPREHENSIVE INCOME	$17,108,843	$8,965,404	$25,081,243	$15,449,080

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

				Statutory
			Additional	common		Cumulative
	Number	Common	paid-in	reserve	Retained	translation
	of shares	stock	capital	fund	earnings	adjustment	Total
		$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2009	34,541,066	17,271	64,718,026	5,679,769	59,808,289	4,159,615	134,382,970

Translation adjustment	-	-	-	-	-	662,662	662,662
Common stock issued for exercising stock option	12,500	6	17,994	-	-	-	18,000
Common stock issuance for exercising warrants	15,881	8	(8)	-	-	-	-
Common stock issuance for acquiring assets	70,560	35	608,192	-	-	-	608,227
Issuance of warrants to non-employees	-	-	193,428	-	-	-	193,428
Issuance of stock options to employees	-	-	995,538	-	-	-	995,538
Net income for six months ended June 30, 2010	-	-	-	-	24,418,581	-	24,418,581
BALANCE AT JUNE 30, 2010	34,640,007	17,320	66,533,170	5,679,769	84,226,870	4,822,277	161,279,406

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,418,581	$15,504,718
Adjustments to reconcile net income
Amortization of warrants	-	309,500
Amortization of prepaid expenses	46,379	7,983
Amortization of prepaid expenses by shares issued for consulting fee	-	32,232
Depreciation and amortization	4,787,674	3,026,880
Stock-based compensation expense	1,188,966	-
Deferred tax asset	(21,445)	-
Bad debt provision	-	61,455
Changes in assets and liabilities
Accounts receivable	(10,055,752)	(475,162)
Inventories	19,405	88,034
Prepayment and deposit	(682,423)	(410,997)
Accounts payable and accrued expenses	4,920,174	419,562
Taxes payable	3,320,663	691,379
Net cash provided by operating activities	27,942,222	19,255,584

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land lease	(50,940)	-
Purchase of property, plant and equipment	(20,283,022)	(15,663,051)
Construction in progress	(551,699)	(3,299,175)
Net cash used in investing activities	(20,885,661)	(18,962,226)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from exercising stock options	18,000	-
Proceeds from private placement	2,192,919	-
Advance from a related party	231,210	6,829,785
Net cash provided by financing activities	2,442,129	6,829,785

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	161,947	(43,992)
NET INCREASE IN CASH & CASH EQUIVALENT	9,660,637	7,079,151
CASH & CASH EQUIVALENT - BEGINNING OF PERIOD	45,536,735	30,878,044
CASH & CASH EQUIVALENT - END OF PERIOD	$55,197,372	$37,957,195

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$6,157,079	$4,615,907
Interest paid	$226	$27,009
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of common stock for settlement of stockholder’s notes payable	$-	$21,287,493

Issuance of common stock for acquiring property, plant and equipment	$608,227	$615,000

Issuance of common stock for exercising warrants	$8	$-

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared by Gulf Resources, Inc. a Delaware corporation and its subsidiaries (collectively, the “Company”), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The balance sheet at December 31, 2009 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the quarter ended June 30, 2010 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the quarter ended June 30, 2010 are not necessarily indicative of operating results for an entire fiscal year.

All relevant share data have been adjusted retrospectively to reflect a 1 for 4 reverse stock split effective on October 12, 2009.

Nature of the Business
The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), and manufactures chemical products for use in the oil industry and paper manufacturing industry through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI").

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

Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The most significant accounting estimates with regard to these consolidated financial statements that require the most significant and subjective judgments include, but are not limited to, useful lives of property, plant and equipment, recoverability of long-lived assets, determination of impairment losses, assessment of market value of inventories and provision for inventory obsolescence, allowance for doubtful accounts, recognition and measurement of current and deferred income taxes, valuation allowance for deferred tax assets, and assumptions used for the valuation of share based payments.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions

Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with maturities of three months or less. Because of short maturity of these investments, the carrying amounts approximate their fair values.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

As of June 30, 2010 and 2009, allowance for doubtful accounts was nil and $61,455, respectively. Nil and $61,455 allowances for doubtful accounts were charged to the income statement for six months ended June 30, 2010 and 2009, respectively.

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

The Company’s depreciation and amortization policies on fixed assets other than mineral rights and construction in progress are as follows:

Useful life (in years)
Buildings	20
Plant and machinery	8
Motor vehicles	5
Furniture, fixtures and office equipment	8

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Retirement Benefits
Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $132,964 and $79,038 for the three months ended June 30, 2010 and 2009, respectively, and the Company’s contributions totaled $242,966 and $151,588 for the six months ended June 30, 2010 and 2009, respectively

Mineral Rights
The Company follows that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

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
JUNE 30, 2010
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

Shipping and Handling Fees and Costs
The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net revenue, for the three months ended June 30, 2010 and 2009 shipping and handling costs were $164,440 and $132,152, respectively, and for the six months ended June 30, 2010 and 2009, shipping and handling costs were $285,311 and $241,730 respectively.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2010	2009
Numerator
Net income	$16,426,445	$8,971,604

Denominator
Basic: Weighted-average common shares outstanding during the period	34,587,479	30,542,211
Add: Dilutive effect of stock options	151,188	-
Diluted	34,738,667	30,542,211

Net income per share
Basic	$0.47	$0.29
Diluted	$0.47	$0.29

	Six months ended June 30,
	2010	2009
Numerator
Net income	$24,418,581	$15,504,718

Denominator
Basic: Weighted-average common shares outstanding during the period	34,574,514	29,860,581
Add: Dilutive effect of stock options	176,200	-
Diluted	34,750,714	29,860,581

Net income per share
Basic	$0.71	$0.52
Diluted	$0.70	$0.52

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

On September 7, 2009, the Company acquired substantially all of the assets owned by Yuliang Gao, Han Wang and Qing Yang in the Shouguang City Yingli Township Beishan Village (the “Yuliang Gao, Han Wang & Qing Yang property” or Factory No. 8”).  Fengxia Yuan acted as Attorney-in-Fact for one of the owners of Factory 8, Yuliang Gao, and entered into the acquisition agreement relating to Factory 8 on behalf of Yuliang Gao. The Yuliang Gao, Han Wang and Qing Yang property includes a 50-year mineral rights (as of date acquisition) and land lease covering 2,723 acres of real property, with the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $16,930,548, consisting of $11,516,960 in cash and 1,057,342 shares of the Company’s Common Stock valued at $5,413,588 (fair value).

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 2 – ASSETS ACQUISITIONS– Continued

On June 7, 2010, the Company acquired substantially all of the assets owned by Jinjin Li and Qiuzhen Wang in the Shouguang City Yangkou Township Yangzhuang Village (the “Jinjin Li and Qiuzhen Wang property” or Factory No. 9”). Jinjin Li was acting individually and as Attorney-in-Fact for four other owners of Factory 9, Yueliang Wang, Kunming Tian, Gaoming Tian and Zhiqiang Wei. The Jinjin Li and Qiuzhen Wang property includes a 50-year mineral rights (as of date acquisition) and land lease covering 759 acres of real property, with the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $13,905,719, consisting of $13,297,492 in cash and 70,560 shares of the Company’s Common Stock valued at $608,227 (fair value).

Each of the asset acquisitions described above was not in operation when the Company acquired the assets.  The owners of each of the assets did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had previously been halted by the government. With respect to Factory No. 7, the assets had not been operational for twelve months. With respect to Factory No. 8, the assets had not been operational for thirteen months. With respect to Factory No. 9, the assets had not been operational for eleven months The Company recorded the above transactions as purchase of assets.

NOTE 3 – INVENTORIES

Inventory consists of:

	June 30, 2010	December 31, 2009

Raw material	$293,805	$298,359
Finished goods	341,681	356,605
Allowance for obsolete and slow moving inventory	(4,651)	(4,632)

	$630,835	$650,332

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. The prepaid land lease is amortized on a straight line basis. During the three months ended June 30, 2010, amortization of prepaid land lease totaled $24,322, of which $24,175 and $147 were recorded as cost of net revenue and administrative expenses respectively.  During the three months ended June 30, 2009, amortization of prepaid land lease totaled $3,961, of which $3,814 and $147 were recorded as cost of net revenue and administrative expenses respectively. During the six months ended June 30, 2010, amortization of prepaid land lease totaled $46,379, of which $46,085 and $294 were recorded as cost of net revenue and administrative expenses respectively.  During the six months ended June 30, 2009, amortization of prepaid land leases totaled $7,918, of which $7,625 and $293 were recorded as cost of net revenue and administrative expenses respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2010	December 31, 2009

At cost:
Mineral rights	$5,864,482	$5,840,594
Buildings	29,267,535	21,651,379
Plant and machinery	78,885,399	63,270,428
Furniture, fixtures and office equipment	3,617,844	3,602,676
Motor vehicles	6,519	-
Construction in progress	553,848	1,467,000

Total	118,195,627	95,832,077

Less: accumulated depreciation and amortization	18,733,612	13,838,183

Net book value	$99,462,015	$81,993,894

During the three months ended June 30, 2010, depreciation and amortization expense totaled $2,410,053, of which $2,348,969 and $61,084 were recorded as cost of net revenue and administrative expenses respectively. During the three months ended June 30, 2009, depreciation and amortization expense totaled $1,555,677, of which $1,516,080 and $39,597 were recorded as cost of sales and administrative expenses respectively.

There were no impairment provisions made at June 30, 2010 and 2009.

In August 2009, the Company completed a sewage treatment project at a total cost of Renminbi 45,000,000 (equivalent to $6,628,500).  A retention amount of $662,850, representing 10% of the total cost will be paid to Xuzhou Bishui Environmental Science Technology Co., Ltd. upon one year after the completion date.

In June 2010, the Company completed the construction of a production line for wastewater treatment chemical additives at a total cost of Renminbi 60,000,000 (equivalent to $8,838,000).  A retention amount of $441,900, representing 5% of the total cost will be paid to Shouguang City Shengkun Construction Co., Ltd. upon one year after the completion date.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2010	2009
Accounts payable	$10,136,676	$5,348,638
Salary payable	193,864	177,194
Social security insurance contribution payable	60,616	19,132
Other payable	251,603	278,781
Total	$10,642,759	$5,823,745

NOTE 7 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The amount consists of the following:

	June 30,	December 31,
	2010	2009
Due to a key management	$1,190	$1,190
Due to a related company – Hong Kong Jiaxing Lighting Limited	$231,210	$-

The amount of $1,190 represents advance from a key management of the Company which is unsecured, and interest free and repayable on demand.

The amount due to a related company represents funds received from Hong Kong Jiaxing Lighting Limited which is unsecured, interest free and repayable on demand for the purpose of paying the Company’s daily operating expenses such as audit fees and legal fees etc., which are incurred by Gulf Resources.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2010	2009
Income tax payable	$5,616,118	$3,079,233
Mineral resource compensation fee payable	641,873	333,928
Value added tax payable and others	2,631,499	2,141,952
Total	$8,889,490	$5,555,113

NOTE 9 – COMMON STOCK

Effective October 12, 2009 the Company affected a one for four reverse stock split.  All shares and per share amount for all periods presented have been adjusted to reflect the reverse stock split.

In March 2009, the Company issued 5,250,000 shares of its common stock as payment for $21,287,493 of Notes and Loan Payable-Related Party.

In March 2009, the Company issued 375,000 shares of its common stock, valued at $615,000, to acquire assets owned by Mr. Fenqiu Yuan, Han Wang and Yufen Zhang.

In September 2009, the Company issued 1,057,342 shares of its common stock, valued at $5,413,588, to acquire assets owned by Han Wang, Qing Yang and Yuliang Gao.

In December 2009, the Company issued 2,941,182 shares of its common stock at a price of $8.50 per share in a private placement. A portion of the proceeds were received by the Company in January 2010.

In August 2008, the Company granted to one investor relations firm a warrant to purchase a total of 25,000 shares of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. In January 2010, the investor relations firm made a cashless exercise for the warrant.  The Company issued 15,881 shares based on the fair market price of $13.16.

In the fourth quarter of 2008, the Company granted to one Board member options to purchase a total of 12,500 shares of the Company’s common stock at an exercise price of $1.44 per share and the options vested immediately.  In February 2010, the Company issued 12,500 shares of its common stock upon the exercise of such stock options by the Board member.

In June 2010, the Company issued 70,560 shares of its common stock, valued at $608,227, to acquire assets owned by Mr Jinjin Li, Ms Qiuzhen Wang, Yueliang Wang, Kunming Tian, Gaoming Tian and Zhiqiang Wei.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 10 – STOCK-BASED COMPENSATION

Pursuant to the 2007 Equity Incentive Plan, the aggregate number of stock options available for grant and issuance is 2,500,000 shares.

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
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 10 – STOCK-BASED COMPENSATION – Continued

In February 2010, the Company granted to 8 management staff options to purchase 132,500 shares of the Company’s common stock at an exercise price of $8.25 per share and the options vested immediately. The options were valued at $995,539 fair value, using the Black-Scholes option pricing model with assumed 154% volatility, a three-year expiration term, a risk free rate of 1.60% and no dividend yield. For the three months ended March 31, 2010, $995,539 was recognized as general and administrative expenses.

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

The following table summarizes all Company stock option transactions between January 1, 2010 and June 30, 2010.

	Number of Option &Warrants Outstanding	Number of Option &Warrants Vested	Range of Exercise Price per Common Share
Balance, December 31, 2009	501,471	501,471	$0.84 - $10.20
Granted or vested during the six months ended June 30, 2010	157,500	157,500	$8.25-12.0
Exp Exercised during the six months ended June 30, 2010	(37,500)	(37,500)	$1.44-$4.8
Balance, June 30, 2010	621,471	621,471	$0.84 - $12.0

Stock and Warrants Options Outstanding

	Outstanding and	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at June 30, 2010	Contractual Life (Years)	Currently Exercisable

$0.84-$12.0	621,471	3.99	$ 7.72

The weighted average grant-date fair values as at June 30, 2010 and December 31, 2009 were $6.99 and $6.84, respectively.

At June 30, 2010, the aggregate intrinsic value of the stock options and warrants was nil.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11– INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

United States
Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the period ended June 30, 2010 and 2009, and management believes that its earnings are permanently invested in the PRC. As of June 30, 2010 and 2009, the accumulated undistributed PRC earnings are $101,140,677 and $57,440,850, respectively.

BVI
Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the periods ended June 30, 2010 and 2009.

Hong Kong
Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the period.  The applicable statutory tax rates for the periods ended June 30, 2010 and 2009 are 16.5%.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11– INCOME TAXES– Continued

	June 30,	December 31,
	2010	2009
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,163	$1,158
Property, plant and equipment	102,952	81,437
Net operating loss	7,638,095	6,692,426
Other assets	3,090	3,077

Total deferred tax assets	7,745,300	6,778,098

Valuation allowance	(7,638,095)	(6,692,426)

Net deferred tax asset	$107,205	$85,672

Current deferred tax asset	$107,205	$85,672
Long-term deferred tax asset	$-	$-

There was no unrecognized tax benefits and accrual for uncertainty tax positions as of June 30, 2010 and 2009.

Tax returns filed regarding tax years from 2005 through 2009 are subject to review by the respective tax authorities.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12– BUSINESS SEGMENTS

The Company has two reportable segments:  bromine and crude salt and chemical products.

Three Months Ended June 30, 2010	Bromine and	Chemical	Segment		Consolidated
	Crude Salt	Products	Total	Corporate	Total

Net revenue	$34,984,070	$11,767,739	$46,751,809	$-	$46,751,809
Income (loss) from operations	18,678,688	3,389,772	22,068,460	(191,054)	21,877,406
Total assets	146,629,445	35,466,253	182,095,698	53,107	182,148,805
Depreciation and amortization	1,988,208	421,845	2,410,053	-	2,410,053
Capital expenditure	14,621,645	2,641,140	17,262,785	-	17,262,785

Three Months Ended June 30, 2009	Bromine and	Chemical	Segment		Consolidated
	Crude Salt	Products	Total	Corporate	Total

Net revenue	$20,529,449	$9,061,448	$29,590,897	$-	$29,590,897
Income (loss) from operations	9,199,179	3,072,202	12,271,381	(247,824)	12,023,557
Total assets	87,743,342	25,773,119	113,516,461	115,627	113,632,088
Depreciation and amortization	1,333,847	221,830	1,555,677	-	1,555,677
Capital expenditure	5,638,785	3,299,175	8,937,960	-	8,937,960

Six Months Ended June 30, 2010	Bromine and	Chemical	Segment		Consolidated
	Crude Salt	Products	Total	Corporate	Total

Net revenue	$54,880,528	$21,564,699	$76,445,227	$-	$76,445,227
Income (loss) from operations	27,804,516	6,753,287	34,557,803	(1,625,171)	32,932,632
Total assets	146,629,445	35,466,253	182,095,698	53,107	182,148,805
Depreciation and amortization	3,944,214	843,460	4,787,674	-	4,787,674
Capital expenditure	14,621,645	7,040,639	21,662,284	-	21,662,284

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12– BUSINESS SEGMENTS– Continued

Six Months Ended June 30, 2009	Bromine and	Chemical	Segment		Consolidated
	Crude Salt	Products	Total	Corporate	Total

Net revenue	$36,059,724	$17,164,712	$53,224,436	$-	$53,224,436
Income (loss) from operations	15,740,780	5,826,524	21,567,304	(675,498)	20,891,806
Total assets	87,743,342	25,773,119	113,516,461	115,627	113,632,088
Depreciation and amortization	2,585,859	441,021	3,026,880	-	3,026,880
Capital expenditure	15,663,051	3,299,175	18,962,226	-	18,962,226

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliations	2010	2009	2010	2009

Total segment operating income	$22,068,460	$12,271,381	$34,557,803	$21,567,304
Corporate overhead expenses	(191,054)	(247,824)	(1,625,171)	(675,498)
Other income	59,772	23,729	135,356	18,749
Income tax expense	(5,510,733)	(3,075,682)	(8,649,407)	(5,405,837)

Total consolidated net income	$16,426,445	$8,971,604	$24,418,581	$15,504,718

The following table shows the major customer(s) (10% or more) for the six months ended June 30, 2010.

Number	Customer	Bromine and Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$8,258	$-	$8,258	10.8%
TOTAL		$8,258	$-	$8,258	10.8%

The following table shows the major customer(s) (10% or more) for the six months ended June 30, 2009.

Number	Customer	Bromine and Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$5,943	$-	$5,943	11.2%
2	Shouguang City Rongyuan Chemical Company Limited	$5,936	$-	$5,936	11.2%
TOTAL		$11,879	$-	$11,879	22.4%

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – MAJOR SUPPLIERS

During the six months period ended June 30, 2010, the Company purchased 91.16% of its raw materials from its top five suppliers.  At June 30, 2010, amounts due to those suppliers included in accounts payable were $9,403,022. During the period ended June 30, 2009, the Company purchased  49.9% of its raw material from top five suppliers.  At June 30, 2009, amounts due to those suppliers included in accounts payable were $2,758,587. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 14 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers.  During the six month period ended June 30, 2010, the Company sold 41.7% of its products to its top five customers. At June 30, 2010, amounts due from these customers were $11,616,499. During the period ended June 30, 2009, the Company sold 40.6% of its products to its top five customers.  At June 30, 2009, amounts due from these customers was $4,968,208. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated

NOTE 15– ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER AND RESEARCH FOR NEW PRODUCTION LINE

On September 6, 2007, the Company’s wholly-owned subsidiary, SYCI, and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. According to the Co-Op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually until June 2012 to East China University of Science and Technology for research.

In the second quarter of 2010, the Company’s wholly-owned subsidiary, SYCI conducted research for the new production line of waste water treatment additives, the research is for the purpose of testing the manufacturing routine and samples, the research and development expense incurred for the new production line from outside parties and internal company were $252,018 and $218,931, respectively.

The total research and development expense recognized during the three months and six months ended June 30, 2010 was $377,200 and $502,422. The research and development expense recognized during the three months and six months ended June 30, 2009 was $125,095 and $250,065.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 16 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

The Company has committed approximately $5,538,480 for construction of new channel and wells for bromine facilities as of June 30, 2010.

The Company has leased three pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through February, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases. Future minimum lease payments consist of the following at June 30, 2010:

Less than 1 year	$37,357
1 -3 years	$222,529
3 -5 years	$220,162
More than 5 years	$9,195,491

Total	$9,675,539

Rental expense amounted to $46,379 and $7,983 were charged to the income statements for the six months period ended June 30, 2010 and 2009 respectively.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and shareholders equity for the three months and six months ended June 30, 2010 and 2009.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Percentage Change
Net revenue	$46,751,809	$29,590,897	58%

Cost of net revenue	$23,689,903	$16,445,804	44%
Gross profit	$23,061,906	$13,145,093	75%

Sales, marketing and other operating expenses	$75,687	$5,902	1,182%

Research and development costs	$377,220	$125,095	202%

General and administrative expenses	$731,593	$990,539	-26%
Income from operations	$21,877,406	$12,023,557	82%

Other income net	$59,772	$23,729	152%
Income before taxes	$21,937,178	$12,047,286	82%

Income taxes	$5,510,733	$3,075,682	79%
Net income	$16,426,445	$8,971,604	83%

	Six months ended June 30, 2010	Six months ended June 30, 2009	Percentage Change
Net revenue	$76,445,227	$53,224,436	44%

Cost of net revenue	$39,925,402	$29,986,744	33%
Gross profit	$36,519,825	$23,237,692	57%

Sales, marketing and other operating expenses	$75,687	$10,783	602%

Research and development costs	$502,422	$250,065	101%

General and administrative expenses	$3,009,084	$2,085,038	44%
Income from operations	$32,932,632	$20,891,806	58%

Other income net	$135,356	$18,749	622%
Income before taxes	$33,067,988	$20,910,555	58%

Income taxes	$8,649,407	$5,405,837	60%
Net income	$24,418,581	$15,504,718	57%

Net revenue Net revenue was $46,751,809 for three months ended June 30, 2010, an increase of $17,160,912 (or approximately 58.0%) as compared to the same period in 2009. This increase was primarily attributable to strong growth in our bromine and crude salt segment, in which revenue increased from $20,529,449 for the three months ended June 30, 2009 to $34,984,070 for the same period in 2010, an increase of approximately 70.4%.

The increase in revenue from our bromine and crude salt segment was mainly due to the increase in the average selling price of bromine. The average selling price of bromine increased from $1,669 per tonne for the three months ended June 30, 2009 to $2,801 per tonne for the same period in 2010, an increase of 67.8%. The sales volume of bromine slightly increased from 10,895 tonnes for the three months ended June 30, 2009 to 11,045 tonnes for the same period in 2010. The increase in average selling price was a result of strong demand for brominated flame retardants, fumigants, water purification compounds, dyes, medicines, and disinfectants in the China market following the recovery of business and economic conditions. The sales volume of crude salt increased from 95,540 tonnes for the three months ended June 30, 2009 to 100,101 tonnes for the same period in 2010. The average selling price of crude salt increased from $25 per tonne for the three months ended June 30, 2009 to $40 per tonne for the same period in 2010. Revenues from our chemical products segment increased from $9,061,448 for three months ended June 30, 2009 to $11,767,739 for the same period in 2010, an increase of approximately 29.9%. The increase was mainly due to the strong demand for environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

Net revenue for the six months ended June 30, 2010, was $76,445,227, representing an increase of $23,220,791 or 43.6% over the same period in 2009. For the six months ended June 30, 2010, net revenue from our bromine and crude salts segment grew by $18,820,804 to $54,880,528, an increase of 52.2% compared to the same period in 20009. The increase was mainly due to the increase in the average selling price of bromine from $1,700 per tonne for the six months ended June 30, 2009 to $2,642 per tonne for the same period in 2010, an increase of 55.4%. Sales volume of bromine decreased from 18,343 tonnes for the six months ended June 30, 2009 to 18,169 tonnes for the same period in 2010. The increase in average selling price was a result of strong demand for bromine in the China market due to business and economic conditions continuing to recover for many of our customers. The sales volume of crude salt increased from 165,540 tonnes for the six months ended June 30, 2009 to 178,101 tonnes for the same period in 2010, and the average selling price of crude salt increased from $29 per tonne to $39 per tonne. Net revenue from our chemical products segment was $21,564,699 for the six months ended June 30, 2010, an increase of $4,399,987 or 25.6% over the same period in 2009. The increase was mainly due to the strong demand for environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

	Net Revenue by Segment
	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
Segments		Percent of total		Percent of total
Bromine and crude salt	$34,984,070	74.8%	$20,529,449	69.4%
Chemical products	$11,767,739	25.2%	$9,061,448	30.6%
Total revenues	$46,751,809	100%	$29,590,897	100%

Three Months Ended June 30,
2010 vs. 2009
Segments	Percent Increase of Net Revenue
Bromine and crude salt	70.4%
Chemical products	29.9%

	Net Revenue by Segment
	Six months ended		Six months ended
	June 30, 2010		June 30, 2009
Segments		Percent of total		Percent of total
Bromine and crude salt	$54,880,528	71.8%	$36,059,724	67.8%
Chemical products	$21,564,699	28.2%	$17,164,712	32.2%
Total revenues	$76,445,227	100.0%	$53,224,436	100.0%

Six Months Ended June 30
2010 vs. 2009
Segments	Percent Increase of Net Revenue
Bromine and Crude salt	52.2%
Chemical Products	25.6%

Bromine and crude salt segment product sold in tonnes	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percentage Change
Bromine	11,045	10,895	1.3%

Crude salt	100,101	95,540	4.8%

Bromine and crude salt segment product sold in tonnes	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percentage Change
Bromine	18,169	18,343	(0.9)%

Crude salt	178,101	165,540	7.6%

Due to the diverse product mix and varying values, management does not believe that the tonnes sold by the chemical product division is a meaningful metric.

Cost of Net revenue Cost of net revenue reflects the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity and other manufacturing costs. Our cost of net revenue was $23,689,903 for three months ended June 30, 2010, an increase of $7,244,099 (or approximately 44.0%) compared to the same period in 2009. Our cost of net revenue was $39,925,402 for the six months ended June 30, 2010, an increase of $9,938,658 (or approximately 33.1%) compared to the same period in 2009. This increase resulted primarily from the production increase in both bromine and crude salt and chemical products. Production increase was due to the increase in net revenue. The rate of increase for cost of net revenue was lower than that of net revenue because the rate of inflation relating to cost of net revenue was lower than the percentage increase in selling price of our products, as well as leverage due to economies of scale.

Gross Profit Gross profit was $23,061,906, or 49.3% of net revenue for three months ended June 30, 2010 compared to $13,145,093, or 44.4% of net revenue for the same period in 2009. Gross profit was $36,519,825, or 47.8% of net revenue for the six months ended June 30, 2010 compared to $23,237,692, or 43.7% of net revenue for the same period in 2009. The increase in gross profit percentage was primarily attributable to a rise of margin percentage in our bromine and crude salt segment. For the six months ended June 30, 2010 as compared to the same period in 2009, the average selling price of bromine increased from $1,700 per tonne to $2,642 per tonne with an increase of 55.4%, while the inflation rate for cost of net revenue in our bromine and crude salt segment was lower than the increase rate of selling price.

Research and Development Costs Research and development costs result from the agreement that SYCI and East China University of Science and Technology entered in September 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. All research findings and patents developed by this center will belong to Gulf Resources.

In the second quarter of 2010, the Company’s wholly-owned subsidiary, SYCI conducted research for the new production line of waste water treatment additives. The research is for the purpose of testing the manufacturing routine and samples, and the expense incurred for the new production line for the three months ended June 30, 2010 was $251,949. Research and development costs incurred for the three months ended June 30, 2010 and 2009 was $377,220 and $125,095 respectively. The research and development costs incurred for six months ended June 30, 2010 and 2009 was $502,422 and $250,065 respectively.

General and Administrative Expenses General and administrative expenses were $731,593 for three months ended June 30, 2010, a decrease of $258,946 (or approximately 26.1%) compared to $990,539 for the same period in 2009. The decrease was mainly due to the reclassification of certain compensation fees which were treated as general and administrative expenses for three months ended June 30, 2009 but were treated as cost of net revenue for the same period in 2010. General and administrative expenses were $3,009,084 for the six months ended June 30, 2010, an increase of $924,046 (or approximately 44.3%) from $2,085,038 for the same period in 2009. This significant increase in general and administrative expenses was primarily due to non-cash expenses related to options granted to our employees of $995,538 and a warrant issued to our investor relations firm of $193,428 resulting from the service agreement signed in February 2010. The increase in stock options was primarily for the purpose of incentivizing our employees.

Income from Operations

	Income from Operation by Segment
	Three months ended June 30, 2010		Three months ended June 30, 2009
		Percent of total		Percent of total
Segment
Bromine and crude salt	$18,678,688	84.6%	$9,199,179	75.0%
Chemical products	3,389,772	15.4%	3,072,202	25.0%

Income from operations before corporate costs	22,068,460	100.0%	12,271,381	100.0%
Corporate costs	(191,054)		(247,824)

Income from operations	21,877,406		12,023,557

	Income from Operation by Segment
	Six months ended June 30, 2010		Six months ended June 30, 2009
		Percent of total		Percent of total
Segment
Bromine and crude salt	$27,804,516	80.5%	$15,740,780	73.0%
Chemical products	6,753,287	19.5%	5,826,524	27.0%

Income from operations before corporate costs	34,557,803	100.0%	21,567,304	100.0%
Corporate costs	(1,625,171)		(675,498)

Income from operations	32,932,632		20,891,806

Income from operations before corporate costs was $22,068,460 for the three months ended June 30, 2010 (or 47.2% of net revenue), an increase of $9,797,079 (or approximately 79.8%) compared to the same period in 2009. Income from operations before corporate costs was $34,557,803 for the six months ended June 30, 2010 (or 45.2% of net revenue), an increase of $12,990,499 (or approximately 60.2%) compared to the same period in 2009. For the three months ended June 30, 2010, income from operations for the bromine and crude salt segment was $18,678,688, an increase of 103.0% from $9,199,179 compared to the same period in 2009. The increase in revenue and the income from operations of our bromine and crude salt was mainly due to the increase in the selling price of bromine. For the three months ended June 30, 2010, income from operations for the chemical products segment was $3,389,772, an increase of 10.3% from $3,072,202 for the same period in 2009. The increase in revenue and the income from operations of our chemical products was driven by environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

Other Income Other income was $59,772 for the three months ended June 30, 2010, an increase of $36,043 from $23,729 for the same period in 2009. Other income was $135,356 for the six months ended June 30, 2010, an increase of $116,607 from $18,749 for the same period in 2009. This increase in other income was primarily due to the increase in interest income which was offset by a loss from the disposal of property, plant and equipment incurred during the first six months of 2010 in order to upgrade the equipment at our bromine facilities.

Net Income Net income was $16,426,445 for the three months ended June 30, 2010, an increase of $7,454,841 (or approximately 83.1%) compared to the same period in 2009. Net income was $24,418,581 for the six months ended June 30, 2010, an increase of $8,913,863 (or approximately 57.5%) compared to the same period in 2009. This increase was primarily attributable to the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, cash and cash equivalents were $55,197,372 as compared to $45,536,735 as of December 31, 2009. The components of this increase of $9,660,637 are reflected below.

Cash Flow

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$27,942,222	$19,255,584
Net cash used in investing activities	$(20,885,661)	$(18,962,226)
Net cash provided by financing activities	$2,442,129	$6,829,785
Net cash inflow	$9,660,637	$7,079,151

For the six months ended June 30, 2010 the Company met its working capital and capital investment requirements mainly by using cash flow from operations. The Company intends to continue to explore opportunities relating to bromine asset purchases. As of June 30, 2010, the capital commitment for construction of new channel and wells for bromine facilities was approximately $5.54 million.

Net Cash Provided by Operating Activities

During the six months ended June 30, 2010, we had positive cash flow from operating activities of $27,942,222 primarily attributable to net income of $24,418,581. During the six months ended June 30, 2009, we had positive cash flow from operating activities of $19,255,584, primarily attributable to net income of $15,504,718. Net cash provided by operating activities during the six months ended June 30, 2010 increased by $8,686,638 compared to the same period in 2009. The primary source of this was due to the increase in net income.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $6,985,530 cash for the construction of waste water chemical additives during the six months ended June 30, 2010. The Company used $13,297,492 cash for the acquisition of bromine assets in June of 2010. The Company also used $551,699 to build new channels and wells for bromine facilities during the six months ended June 30, 2010. These projects were financed by opening cash balances as of December 31, 2009 and cash generated from operations during the first six months of 2010.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However we will likely need to raise additional capital in order to fund the ongoing program of acquiring unlicensed bromine properties and other properties. We expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions or a combination of both. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

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

As of June 30, 2010 and December 31, 2009, allowance for doubtful accounts were nil. For the three month ended June 30, 2010 and 2009, allowance for doubtful accounts amounted to nil and $61,455, respectively.

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

The Company’s depreciation and amortization policies on fixed assets other than mineral rights and construction in progress are as follows:

Useful life (in years)
Buildings	20
Plant and machinery	8
Motor vehicles	5
Furniture, fixtures and office equipment	8

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

Although management did not accurately disclose in its Current Report on Form 8-K filed with the S.E.C on June 8, 2010 and June 24, 2010 the identities of the sellers of Factory 9 and did not include a correct translation of the agreement entered into by the Company’s subsidiary and the sellers of Factory 9, management does not believe that such omission is a material weakness in its disclosure controls.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 our disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”), under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2009 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved and Removed

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

GULF RESOURCES, INC.

Dated: August 16, 2010	By:	/s/ Xiao bin Liu
Xiao bin Liu
Chief Executive Officer
(principal executive officer)

	By:	/s/ Min Li
August 16, 2010		Min Li
Chief Financial Officer
(principal financial and accounting officer)