Form 10-Q
period 2010-09-30
GULF RESOURCES, INC.
filed 2010-11-15
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐  No ☒

As of November 9, 2010, the registrant had outstanding 34,640,007 shares of common stock.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(UNAUDITED)

	September 30, 2010	December 31, 2009
Current Assets
Cash	$73,398,371	$45,536,735
Accounts receivable	13,515,584	14,960,002
Inventories	1,255,279	650,332
Prepayment and deposit	534,226	233,330
Prepaid land lease	83,933	46,133
Deferred tax asset	106,080	85,672
Other receivables	-	2,195,208
Total Current Assets	88,893,473	63,707,412
Property, plant and equipment, net	104,652,358	81,993,894
Prepaid land leases, net of current portion	724,495	721,862
Total Assets	$194,270,326	$146,423,168

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$7,137,904	$5,823,745
Retention payable	449,100	660,150
Due to a related party	-	1,190
Taxes payable	7,720,048	5,555,113
Total Current Liabilities	15,307,052	12,040,198
Total Liabilities	15,307,052	12,040,198

Stockholders’ Equity
PREFERRED STOCK ; $0.001 par value; 1,000,000 shares authorized none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,640,007 and 34,541,066 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	17,320	17,271
Additional paid in capital	66,533,170	64,718,026
Retained earnings unappropriated	99,091,972	59,808,289
Retained earnings appropriated	5,679,769	5,679,769
Cumulative translation adjustment	7,641,043	4,159,615
Total Stockholders’ Equity	178,963,274	134,382,970
Total Liabilities and Stockholders’ Equity	$194,270,326	$146,423,168

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2010	2009	2010	2009

NET REVENUE
Net revenue	$44,758,294	$27,667,158	$121,203,521	$80,891,594

OPERATING EXPENSES
Cost of net revenue	(23,347,605)	(15,533,613)	(63,273,007)	(45,520,357)
Sales, marketing and other operating expenses	(18,789)	(5,898)	(94,476)	(16,681)
Research and development cost	(546,607)	(125,122)	(1,049,029)	(375,187)
General and administrative expenses	(1,003,129)	(864,656)	(4,012,213)	(2,949,694)
	(24,916,130)	(16,529,289)	(68,428,725)	(48,861,919)

INCOME FROM OPERATIONS	19,842,164	11,137,869	52,774,796	32,029,675

OTHER INCOME (EXPENSES)
Interest expense	(394)	(102)	(620)	(27,144)
Interest income	67,083	19,815	180,667	65,607
Sundry income	66,555	-	88,553	-
INCOME BEFORE TAXES	19,975,408	11,157,582	53,043,396	32,068,138

INCOME TAXES	(5,110,306)	(2,829,772)	(13,759,713)	(8,235,609)
NET INCOME	$14,865,102	$8,327,810	$39,283,683	$23,832,529

COMPREHENSIVE INCOME:
NET INCOME	$14,865,102	$8,327,810	$39,283,683	$23,832,529
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	2,818,766	148,833	3,481,428	93,462
COMPREHENSIVE INCOME	$17,683,868	$8,476,643	$42,765,111	$23,925,991

EARNINGS PER SHARE:
BASIC	$0.43	$0.27	$1.14	$0.79
DILUTED	$0.43	$0.27	$1.13	$0.79

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	34,640,007	30,806,546	34,596,825	30,179,367
DILUTED	34,742,327	30,806,546	34,744,914	30,179,367

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

				Statutory
			Additional	common		Cumulative
	Number	Common	paid-in	reserve	Retained	translation
	of shares	stock	capital	fund	earnings	adjustment	Total
		$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2009	34,541,066	17,271	64,718,026	5,679,769	59,808,289	4,159,615	134,382,970

Translation adjustment	-	-	-	-	-	3,481,428	3,481,428
Common stock issued for exercising stock options	12,500	6	17,994	-	-	-	18,000
Common stock issuance for exercising warrants	15,881	8	(8)	-	-	-	-
Common stock issuance for acquiring assets	70,560	35	608,192	-	-	-	608,227
Issuance of warrants to non-employees	-	-	193,428	-	-	-	193,428
Issuance of stock options to employees	-	-	995,538	-	-	-	995,538
Net income for nine-month period ended September 30, 2010	-	-	-	-	39,283,683	-	39,283,683
BALANCE AT SEPTEMBER 30, 2010	34,640,007	17,320	66,533,170	5,679,769	99,091,972	7,641,043	178,963,274

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,283,683	$23,832,529
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of warrants	-	309,500
Amortization of prepaid expenses	75,436	11,943
Amortization of prepaid expenses by shares issued for consulting fee	-	48,616
Depreciation and amortization	7,867,568	4,816,540
Stock-based compensation expense	1,188,966	-
Deferred tax asset	(18,331)	-
Bad debt provision	-	78,150
Changes in assets and liabilities
Accounts receivable	1,719,870	(3,831,618)
Inventories	(581,346)	(53,099)
Prepayment and deposit	(290,968)	(133,215)
Other receivables	2,296	-
Accounts payable and accrued expenses	1,182,100	1,874,951
Retention payable	(220,640)	-
Taxes payable	2,015,614	1,004,489
Net cash provided by operating activities	52,224,248	27,958,786

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land lease	(99,733)	-
Purchase of property, plant and equipment	(27,875,693)	(33,828,480)
Net cash used in investing activities	(27,975,426)	(33,828,480)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercising stock options	18,000	-
Proceeds from private placement	2,192,919	-
Repayment of loan payable	-	(4,031,775)
Advance from a related party	-	8,452,194
Repayment to a related party	(1,190)	(10,168,016)
Net cash provided by (used in) financing activities	2,209,729	(5,747,597)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,403,085	(4,249)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,861,636	(11,621,540)
CASH & CASH EQUIVALENTS - BEGINNING OF PERIOD	45,536,735	30,878,044
CASH & CASH EQUIVALENTS - END OF PERIOD	$73,398,371	$19,256,504

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$11,698,528	$7,681,162
Interest paid	$620	$27,009
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for settlement of stockholder’s notes payable	$-	$21,287,493

Issuance of common stock for acquiring property, plant and equipment	$608,227	$6,028,588

Issuance of common stock for exercising warrants	$8	$-

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation

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

In the opinion of management, the unaudited financial information for the quarter ended and nine-month period ended September 30, 2010 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

All relevant share data have been adjusted retrospectively to reflect a 1 for 4 reverse stock split effective on October 12, 2009.

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), and manufactures chemical products for use in the oil industry and paper manufacturing industry through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI").

(c)           Basis of Consolidation

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”), which owns 100% of SCHC and SYCI, which is 100% owned by SCHC.  Both SCHC and SYCI are companies incorporated in The People’s Republic of China (“PRC”).  All material intercompany transactions have been eliminated on consolidation.

(d)           Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The most significant accounting estimates with regard to these consolidated financial statements that require the most significant and subjective judgments include, but are not limited to, useful lives of property, plant and equipment, recoverability of long-lived assets, determination of impairment losses, assessment of market value of inventories and provision for inventory obsolescence, allowance for doubtful accounts, recognition and measurement of current and deferred income taxes, valuation allowance for deferred tax assets, and assumptions used for the valuation of share based payments.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(e)           Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and the Company considers the historical level of credit losses and applies certain percentage to accounts receivable balance. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

As of September 30, 2010 and December 31, 2009, allowance for doubtful accounts were nil. Nil and $78,150 allowances for doubtful accounts were charged to the income statement for the nine-month period ended September 30, 2010 and 2009, respectively.

(f)           Concentration of Credit Risk

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

(g)           Inventories

Inventories are stated at the lower of cost, determined on a first-in first-out cost basis, or market. Costs of work-in-progress and finished goods comprise direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less costs to complete and selling expenses.

(h)           Property, Plant and Equipment

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
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Asset Retirement Obligation

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. FASB ASC 410 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded.

Currently, there are no reclamation or abandonment obligations associated with the land being utilized for exploitation.

(j)           Recoverability of Long Lived Assets

Long-lived and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material.

(k)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $122,584 and $67,070 for the three-month period ended September 30, 2010 and 2009, respectively, and the Company’s contributions totaled $365,623 and $218,658 for the nine-month period ended September 30, 2010 and 2009, respectively

(l)           Mineral Rights

The Company follows that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

(m)          Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the reporting currency is the United States dollar (“USD” or “$”).

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated comprehensive income. The statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(n)           Foreign Operations

All of the Company’s operations and assets are located in PRC.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

(o)           Revenue Recognition

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

(p)           Income Taxes

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

(q)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net revenue, for the three-month period ended September 30, 2010 and 2009, shipping and handling costs were $162,261 and $123,794, respectively, and for the nine-month period ended September 30, 2010 and 2009, shipping and handling costs were $447,572 and $365,524 respectively.

(r)           Stock-based Compensation

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

(s)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended September 30,
	2010	2009
Numerator
Net income	$14,865,102	$8,327,810

Denominator
Basic: Weighted-average common shares outstanding during the period	34,640,007	30,806,546
Add: Dilutive effect of stock options	102,320	-
Diluted	34,742,327	30,806,546

Net income per share
Basic	$0.43	$0.27
Diluted	$0.43	$0.27

	Nine-Month Period Ended September 30,
	2010	2009
Numerator
Net income	$39,283,683	$23,832,529

Denominator
Basic: Weighted-average common shares outstanding during the period	34,596,825	30,179,367
Add: Dilutive effect of stock options	148,089	-
Diluted	34,744,914	30,179,367

Net income per share
Basic	$1.14	$0.79
Diluted	$1.13	$0.79

(t)           Recently Adopted Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This amendment was effective upon issuance. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– Continued

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 amends ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted these provisions as of January 1, 2010. The adoption of these provisions did not have any effect on the Company’s financial position or results of operations. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for annual reporting periods beginning after December 15, 2010, or January 1, 2011 for the Company. The adoption of this portion of ASU 2010-06 will not have any effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”), which requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance was effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company adopted these provisions as of January 1, 2010. The adoption of the guidance codified within ASC 810 did not have any effect on the Company’s financial position or results of operations.

(u)           Recent Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU No. 2010-20, Receivables (“ASC Topic 310”): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period will be effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the disclosure requirements under this ASU and the impact on the Company’s consolidated financial statements and the disclosures presented in the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for the Company. Early application is permitted. Management does not anticipate any effect on the Company’s financial position or results of operations.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

The Company does not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial statements and the disclosures presented in the consolidated financial statements.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 3 – INVENTORIES

Inventory consists of:

	September 30, 2010	December 31, 2009

Raw material	$386,202	$298,359
Finished goods	873,805	356,605
Allowance for obsolete and slow moving inventory	(4,728)	(4,632)

	$1,255,279	$650,332

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. The prepaid land lease is amortized on a straight line basis. During the three-month period ended September 30, 2010, amortization of prepaid land lease totaled $29,056, of which $28,908 and $148 were recorded as cost of net revenue and administrative expenses respectively.  During the three-month period ended September 30, 2009, amortization of prepaid land lease totaled $3,960, of which $3,813 and $147 were recorded as cost of net revenue and administrative expenses respectively. During the nine-month period ended September 30, 2010, amortization of prepaid land lease totaled $75,436, of which $74,994 and $442 were recorded as cost of net revenue and administrative expenses respectively.  During the nine-month period ended September 30, 2009, amortization of prepaid land leases totaled $11,943, of which $11,503 and $440 were recorded as cost of net revenue and administrative expenses respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2010	December 31, 2009

At cost:
Mineral rights	$5,960,034	$5,840,594
Buildings	29,745,843	21,651,379
Plant and machinery	87,206,873	63,270,428
Furniture, fixtures and office equipment	3,857,708	3,602,676
Motor vehicles	6,625	-
Construction in progress	-	1,467,000

Total	126,777,083	95,832,077

Less: accumulated depreciation and amortization	(22,124,725)	(13,838,183)

Net book value	$104,652,358	$81,993,894

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended September 30, 2010, depreciation and amortization expense totaled $3,048,776, of which $2,947,862 and $100,914 were recorded as cost of net revenue and administrative expenses respectively. During the three-month period ended September 30, 2009, depreciation and amortization expense totaled $1,789,660, of which $1,749,949 and $39,711 were recorded as cost of sales and administrative expenses respectively.

During the nine-month period ended September 30, 2010, depreciation and amortization expense totaled $7,867,568, of which $7,643,938 and $223,630 were recorded as cost of net revenue and administrative expenses respectively. During the nine-month period ended September 30, 2009, depreciation and amortization expense totaled $4,816,540, of which $4,698,295 and $118,245 were recorded as cost of sales and administrative expenses respectively.

There were no impairment provisions made at September 30, 2010 and December 31, 2009.

In August 2009, the Company completed a sewage treatment project at a total cost of RMB45,000,000 (equivalent to $6,601,500).  A retention amount of $660,150, representing 10% of the total cost will be paid to Xuzhou Bishui Environmental Science Technology Co., Ltd. upon one year after the completion date.

In June 2010, the Company completed the construction of a production line for wastewater treatment chemical additives at a total cost of RMB60,000,000 (equivalent to $8,838,000).  A retention amount of $449,100, representing 5% of the total cost will be paid to Shouguang City Shengkun Construction Co., Ltd. upon one year after the completion date.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2010	2009
Accounts payable	$6,471,133	$5,348,638
Salary payable	190,486	177,194
Social security insurance contribution payable	50,032	19,132
Other payable	426,253	278,781
Total	$7,137,904	$5,823,745

NOTE 7 – DUE TO A RELATED PARTY AND RELATED PARTY TRANSACTIONS

The amount consists of the following:

	September 30,	December 31,
	2010	2009
Due to a key management	$-	$1,190

The amount of $1,190 represented an advance from a member of a key management of the Company which is unsecured, and interest free and repayable on demand.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30,	December 31,
	2010	2009
Income tax payable	$5,235,092	$3,079,233
Mineral resource compensation fee payable	594,320	333,928
Value added tax payable and others	1,890,636	2,141,952
Total	$7,720,048	$5,555,113

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
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 10 – STOCK-BASED COMPENSATION

Pursuant to the 2007 Equity Incentive Plan, the aggregate number of stock options available for grant and issuance is 2,500,000 shares.

In February 2010, the Company granted to 8 management staff options to purchase 132,500 shares of the Company’s common stock at an exercise price of $8.25 per share and the options vested immediately. The options were valued at $995,539 fair value, using the Black-Scholes option pricing model with assumed 154% volatility, a three-year expiration term, a risk free rate of 1.60% and no dividend yield. For the three-month and nine-month periods ended September 30, 2010, nil and $995,539 was recognized as general and administrative expenses, respectively.

In February 2010, the Company granted to the investing relationship firm warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $12 per share and the warrants vested immediately. The warrants were valued at $193,428 fair value, using the Black-Scholes option pricing model with assumed 155% volatility, a four-year expiration term, a risk free rate of 1.60% and no dividend yield. For the three-month and nine-month periods ended September 30, 2010, nil and $193,428 was recognized as general and administrative expenses, respectively.

The following table summarizes all Company stock option transactions between January 1, 2010 and September 30, 2010.

	Number of Option &Warrants Outstanding	Number of Option &Warrants Vested	Range of Exercise Price per Common Share
Balance, December 31, 2009	501,471	501,471	$0.84 - $10.20
Granted or vested during the nine-month period ended September 30, 2010	157,500	157,500	$8.25-12.0
Exercised during the nine-month period ended September 30, 2010	(37,500)	(37,500)	$1.44-$4.8
Balance, September 30, 2010	621,471	621,471	$0.84 - $12.0

Stock and Warrants Options Outstanding

	Outstanding and	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at September 30, 2010	Contractual Life (Years)	Currently Exercisable

$0.84-$12.0	621,471	2.09	$ 7.72

The weighted average grant-date fair values as at September 30, 2010 and December 31, 2009 were $6.99 and $6.84, respectively.

At September 30, 2010, the aggregate intrinsic value of the stock options and warrants was $193,147.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11– INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods ended September 30, 2010 and 2009, and management believes that its earnings are permanently invested in the PRC. As of September 30, 2010 and December 31, 2009, the accumulated undistributed PRC earnings are $116,470,425 and $75,096,727, respectively.

(b)           BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the periods ended September 30, 2010 and 2009.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the period.  The applicable statutory tax rates for the periods ended September 30, 2010 and 2009 are 16.5%.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC and SYCI in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC and SYCI are wholly foreign-owned enterprises (“FIE”) incorporated in the PRC and are subject to PRC Foreign Enterprise Income Tax Law.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 will be exempted from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11– INCOME TAXES– Continued

	September 30,	December 31,
	2010	2009
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,182	$1,158
Property, plant and equipment	101,759	81,437
Net operating loss	7,638,095	6,692,426
Other assets	3,139	3,077

Total deferred tax assets	7,744,175	6,778,098

Valuation allowance	(7,638,095)	(6,692,426)

Net deferred tax asset	$106,080	$85,672

Current deferred tax asset	$106,080	$85,672
Long-term deferred tax asset	$-	$-

There was no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2010 and December 31, 2009.

Tax returns filed regarding tax years from 2005 through 2009 are subject to review by the respective tax authorities.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12– BUSINESS SEGMENTS

The Company has two reportable segments:  bromine and crude salt and chemical products.

Three-Month Period Ended	Bromine and	Chemical	Segment		Consolidated
September 30, 2010	Crude Salt	Products	Total	Corporate	Total

Net revenue	$32,760,760	$11,997,534	$44,758,294	$-	$44,758,294
Income (loss) from operations	17,100,117	3,206,300	20,306,417	(464,253)	19,842,164
Total assets	156,754,567	37,408,781	194,163,348	106,978	194,270,326
Depreciation and amortization	2,355,730	693,046	3,048,776	-	3,048,776
Capital expenditure	6,575,634	-	6,575,634	-	6,575,634

Three-Month Period Ended	Bromine and	Chemical	Segment		Consolidated
September 30, 2009	Crude Salt	Products	Total	Corporate	Total

Net revenue	$18,814,932	$8,852,226	$27,667,158	$-	$27,667,158
Income (loss) from operations	8,245,278	3,053,245	11,298,523	(160,654)	11,137,869
Total assets	91,479,066	25,776,330	117,255,396	150,194	117,405,590
Depreciation and amortization	1,502,376	287,284	1,789,660	-	1,789,660
Capital expenditure	12,227,274	2,638,980	14,866,254	-	14,866,254

Nine-Month Period Ended	Bromine and	Chemical	Segment		Consolidated
September 30, 2010	Crude Salt	Products	Total	Corporate	Total

Net revenue	$87,641,288	$33,562,233	$121,203,521	$-	$121,203,521
Income (loss) from operations	44,904,633	9,959,587	54,864,220	(2,089,424)	52,774,796
Total assets	156,754,567	37,408,781	194,163,348	106,978	194,270,326
Depreciation and amortization	6,331,062	1,536,506	7,867,568	-	7,867,568
Capital expenditure	21,000,690	7,483,230	28,483,920	-	28,483,920

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12– BUSINESS SEGMENTS– Continued

Nine-Month Period Ended	Bromine and	Chemical	Segment		Consolidated
September 30, 2009	Crude Salt	Products	Total	Corporate	Total

Net revenue	$54,874,656	$26,016,938	$80,891,594	$-	$80,891,594
Income (loss) from operations	23,986,058	8,879,769	32,865,827	(836,152)	32,029,675
Total assets	91,479,066	25,776,330	117,255,396	150,194	117,405,590
Depreciation and amortization	4,085,235	731,305	4,816,540	-	4,816,540
Capital expenditure	27,890,325	5,938,155	33,828,480	-	33,828,480

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
Reconciliations	2010	2009	2010	2009

Total segment operating income	$20,306,417	$11,298,523	$54,864,220	$32,865,827
Corporate overhead expenses	(464,253)	(160,654)	(2,089,424)	(836,152)
Other income	133,244	19,713	268,600	38,463
Income tax expense	(5,110,306)	(2,829,772)	(13,759,713)	(8,235,609)

Total consolidated net income	$14,865,102	$8,327,810	$39,283,683	$23,832,529

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2010.

Number	Customer	Bromine and Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$12,745	$-	$12,745	10.5%
TOTAL		$12,745	$-	$12,745	10.5%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2009.

Number	Customer	Bromine and Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$8,440	$-	$8,440	10.4%
2	Shandong Morui Chemical Company Limited	$8,321	$-	$8,321	10.3%
TOTAL		$16,761	$-	$16,761	20.7%

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – MAJOR SUPPLIERS

During the nine-month period ended September 30, 2010, the Company purchased 89.8% of its raw materials from its top five suppliers.  At September 30, 2010, amounts due to those suppliers included in accounts payable were $5,977,531. During the nine-month period ended September 30, 2009, the Company purchased 43.9% of its raw material from top five suppliers.  At September 30, 2009, amounts due to those suppliers included in accounts payable were $3,260,353. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 14 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers.  During the nine-month period ended September 30, 2010, the Company sold 40.7% of its products to its top five customers. At September 30, 2010, amounts due from these customers were $5,984,753. During the nine-month period ended September 30, 2009, the Company sold 39.1% of its products to its top five customers.  At September 30, 2009, amounts due from these customers was $4,616,172. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated

NOTE 15– ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER AND RESEARCH FOR NEW PRODUCTION LINE

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

In the second and third quarters of 2010, the Company’s wholly-owned subsidiary, SYCI conducted research for the new production line of waste water treatment additives, the purpose of which is for the testing of the manufacturing routine and samples. The research and development expense incurred for the new production line from outside parties and internal company were $672,786 and $563,953, respectively.

The total research and development expense recognized in the income statements during the three-month and nine-month periods ended September 30, 2010 were $546,607 and $1,049,029, respectively. The research and development expense recognized in the income statements during the three-month and nine-month periods ended September 30, 2009 were $125,122 and $375,187, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 16 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

The Company has no outstanding capital commitment as of September 30, 2010.

The Company has leased three pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through February, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases. Future minimum lease payments consist of the following at September 30, 2010:

Less than 1 year	$81,704
1 -3 years	$206,116
3 -5 years	$223,660
More than 5 years	$9,003,584

Total	$9,515,064

Rental expenses amounted to $29,056 and $75,436 were charged to the income statements for the three-month and nine-month period ended September 30, 2010 respectively. Rental expense amounted to $9,934 and $11,943 were charged to the income statements for the three-month and nine-month period ended September 30, 2009 respectively.

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

Overview

Gulf Resources conducts operations through its two wholly-owned China subsidiaries, SCHC and SYCI. Our business is also reported in these two segments, Bromine and Crude Salt, and Chemical Products.

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

On February 5, 2007, Gulf Resources, through its subsidiary SCHC, acquired SYCI. Since the ownership of Gulf Resources and SYCI was substantially the same prior to the acquisition, the transaction was accounted for as a transaction between entities under common control, whereby the assets and liabilities of SYCI were recognized at their carrying amounts.

As a result of our acquisitions of SCHC and SYCI, the historical financial statements and the information presented below reflects the accounts of SCHC and SYCI. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month period ended September 30, 2010 and 2009.

	Three-Month Period Ended September 30, 2010	Three-Month Period Ended September 30, 2009	Percentage Change
Net revenue	$44,758,294	$27,667,158	62%

Cost of net revenue	$(23,347,605)	$(15,533,613)	50%
Gross profit	$21,410,689	$12,133,545	76%

Sales, marketing and other operating expenses	$(18,789)	$(5,898)	219%

Research and development costs	$(546,607)	$(125,122)	337%

General and administrative expenses	$(1,003,129)	$(864,656)	16%
Income from operations	$19,842,164	$11,137,869	78%

Other income net	$133,244	$19,713	576%
Income before taxes	$19,975,408	$11,157,582	79%

Income taxes	$(5,110,306)	$(2,829,772)	81%
Net income	$14,865,102	$8,327,810	78%

	Nine-Month Period Ended September 30, 2010	Nine-Month Period Ended September 30, 2009	Percentage Change
Net revenue	$121,203,521	$80,891,594	50%

Cost of net revenue	$(63,273,007)	$(45,520,357)	39%
Gross profit	$57,930,514	$35,371,237	64%

Sales, marketing and other operating expenses	$(94,476)	$(16,681)	466%

Research and development costs	$(1,049,029)	$(375,187)	180%

General and administrative expenses	$(4,012,213)	$(2,949,694)	36%
Income from operations	$52,774,796	$32,029,675	65%

Other income net	$268,600	$38,463	598%
Income before taxes	$53,043,396	$32,068,138	65%

Income taxes	$(13,759,713)	$(8,235,609)	67%
Net income	$39,283,683	$23,832,529	65%

Net revenue Net revenue was $44,758,294 for three-month period ended September 30, 2010, an increase of $17,091,136 (or approximately 61.8%) as compared to the same period in 2009. This increase was primarily attributable to strong growth in our bromine and crude salt segment, in which revenue increased from $18,814,932 for the three-month period ended September 30, 2009 to $32,760,760 for the same period in 2010, an increase of approximately 74.1%.

The increase in revenue from our bromine and crude salt segment was mainly due to the increase in the average selling price of bromine. The average selling price of bromine increased from $1,808 per tonne for the three-month period ended September 30, 2009 to $2,708 per tonne for the same period in 2010, an increase of 49.8%. The sales volume of bromine slightly increased from 8,912 tonnes for the three-month period ended September 30, 2009 to 10,408 tonnes for the same period in 2010. The increase in average selling price was a result of strong demand for brominated flame retardants, fumigants, water purification compounds, dyes, medicines, and disinfectants in the China market following the recovery of business and economic conditions. The sales volume of crude salt slightly increased from 106,820 tonnes for the three-month period ended September 30, 2009 to 109,930 tonnes for the same period in 2010. The average selling price of crude salt increased from $25 per tonne for the three-month period ended September 30, 2009 to $42 per tonne for the same period in 2010. Revenues from our chemical products segment increased from $8,852,226 for three-month period ended September 30, 2009 to $11,997,534 for the same period in 2010, an increase of approximately 35.5%. The increase was mainly due to the strong demand for environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

Net revenue for the nine-month period ended September 30, 2010, was $121,203,521, representing an increase of $40,311,927 or 49.8% over the same period in 2009. For the nine-month period ended September 30, 2010, net revenue from our bromine and crude salt segment grew by $32,766,632 to $87,641,288, an increase of 59.7% compared to the same period in 2009. The increase was mainly due to the increase in the average selling price of bromine from $1,736 per tonne for the nine-month period ended September 30, 2009 to $2,666 per tonne for the same period in 2010, an increase of 53.6%. Sales volume of bromine slightly increased from 27,255 tonnes for the nine-month period ended September 30, 2009 to 28,577 tonnes for the same period in 2010. The increase in average selling price was a result of strong demand for bromine in the China market due to business and economic conditions continuing to recover for many of our customers. The sales volume of crude salt increased from 272,360 tonnes for the nine-month period ended September 30, 2009 to 288,031 tonnes for the same period in 2010, and the average selling price of crude salt increased from $28 per tonne to $40 per tonne. Net revenue from our chemical products segment was $33,562,233 for the nine-month period ended September 30, 2010, an increase of $7,545,295 or 29.0% over the same period in 2009. The increase was mainly due to the strong demand for environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended
	September 30, 2010		September 30, 2009
Segments		Percent of total		Percent of total
Bromine and crude salt	$32,760,760	73.2%	$18,814,932	68.0%
Chemical products	$11,997,534	26.8%	$8,852,226	32.0%
Total revenues	$44,758,294	100.0%	$27,667,158	100.0%

Three-Month Period Ended September 30,
2010 vs. 2009
Segments	Percent Increase of Net Revenue
Bromine and crude salt	74.1%
Chemical products	35.5%

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended
	September 30, 2010		September 30, 2009
Segments		Percent of total		Percent of total
Bromine and crude salt	$87,641,288	72.3%	$54,874,656	67.8%
Chemical products	$33,562,233	27.7%	$26,016,938	32.2%
Total revenues	$121,203,521	100.0%	$80,891,594	100.0%

Nine-Month Period Ended September 30,
2010 vs. 2009
Segments	Percent Increase of Net Revenue
Bromine and Crude salt	59.7%
Chemical Products	29.0%

Bromine and crude salt segment product sold in tonnes	Three-Month Period Ended September 30, 2010	Three-Month Period Ended September 30, 2009	Percentage Change
Bromine	10,408	8,912	16.8%

Crude salt	109,930	106,820	2.9%

Bromine and crude salt segment product sold in tonnes	Nine-Month Period Ended September 30, 2010	Nine-Month Period Ended September 30, 2009	Percentage Change
Bromine	28,577	27,255	4.8%

Crude salt	288,031	272,360	5.8%

Due to the diverse product mix and varying values, management does not believe that the tonne sold by the chemical product division is a meaningful metric.

Cost of Net Revenue Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $23,347,605 for three-month period ended September 30, 2010, an increase of $7,813,992 (or approximately 50.3%) compared to the same period in 2009. Our cost of net revenue was $63,273,007 for the nine-month period ended September 30, 2010, an increase of $17,752,650 (or approximately 39.0%) compared to the same period in 2009. This increase resulted primarily from the production volume increase in both bromine and crude salt and chemical products segments. Production volume increase was due to the increase in demand of both segment products. The rate of increase for cost of net revenue was lower than that of net revenue because the rate of inflation relating to cost of net revenue was lower than the percentage increase in selling price of our products, as well as leverage due to the economies of scale.

Gross Profit Gross profit was $21,410,689, or 47.8% of net revenue for three-month period ended September 30, 2010 compared to $12,133,545, or 43.9% of net revenue for the same period in 2009. Gross profit was $57,930,514, or 47.8% of net revenue for the nine-month period ended September 30, 2010 compared to $35,371,237, or 43.7% of net revenue for the same period in 2009. The increase in gross profit percentage was primarily attributable to a rise of margin percentage in our bromine and crude salt segment. For the nine-month period ended September 30, 2010 as compared to the same period in 2009, the average selling price of bromine increased from $1,736 per tonne to $2,666 per tonne with an increase of 53.6%, while the inflation rate for cost of net revenue in our bromine and crude salt segment was much lower than the increase rate of selling price.

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

In the second and third quarters of 2010, our wholly-owned subsidiary, SYCI conducted research for the new production line of waste water treatment additives, the purpose of which is for the testing the manufacturing routine and samples. The research and development expense incurred for the aforesaid new production line from outside parties and internal company were $672,786 and $563,953, respectively. The total research and development costs incurred for the three-month period ended September 30, 2010 and 2009 was $546,607 and $125,122 respectively. The research and development costs incurred for the nine-month period ended September 30, 2010 and 2009 was $1,049,029 and $375,187 respectively.

General and Administrative Expenses General and administrative expenses were $1,003,129 for the three-month period ended September 30, 2010, an increase of $138,473 (or approximately 16.0%) compared to $864,656 for the same period in 2009. The increase was mainly due to the increase in salary and welfare payments, depreciation, legal and professional fees, land duty and franchise tax by approximately $497,000. Such increment was partly offset by the reclassification of PRC mineral resources compensation fees of approximately $327,000 for the three-month period ended September 30, 2009 which were previously treated as general and administrative expenses but were reclassified as cost of net revenue (approximately $587,000) for the same period in 2010. General and administrative expenses were $4,012,213 for the nine-month period ended September 30, 2010, an increase of $1,062,519 (or approximately 36.0%) from $2,949,694 for the same period in 2009. This significant increase in general and administrative expenses was primarily due to non-cash expenses related to (i) options granted to our employees in the amount of $995,538, and (ii) a warrant issued to our investor relations firm in the amount of $193,428 resulting from the service agreement signed in February 2010. The increase in stock options was primarily for the purpose of incentivizing our employees.

Income from Operations

	Income from Operation by Segment
	Three-Month Period Ended September 30, 2010		Three-Month Period Ended September 30, 2009
		Percent of total		Percent of total
Segment
Bromine and crude salt	$17,100,117	84.2%	$8,245,278	73.0%
Chemical products	3,206,300	15.8%	3,053,245	27.0%

Income from operations before corporate costs	20,306,417	100.0%	11,298,523	100.0%
Corporate costs	(464,253)		(160,654)

Income from operations	19,842,164		11,137,869

	Income from Operation by Segment
	Nine-Month Period Ended September 30, 2010		Nine-Month Period Ended September 30, 2009
		Percent of total		Percent of total
Segment
Bromine and crude salt	$44,904,633	81.8%	$23,986,058	73.0%
Chemical products	9,959,587	18.2%	8,879,769	27.0%

Income from operations before corporate costs	54,864,220	100.0%	32,865,827	100.0%
Corporate costs	(2,089,424)		(836,152)

Income from operations	52,774,796		32,029,675

Income from operations before corporate costs was $20,306,417 for the three-month period ended September 30, 2010 (or 45.3% of net revenue), an increase of $9,007,894 (or approximately 79.7%) compared to the same period in 2009. Income from operations before corporate costs was $54,864,220 for the nine-month period ended September 30, 2010 (or 45.3% of net revenue), an increase of $21,998,393 (or approximately 66.9%) compared to the same period in 2009. For the three-month period ended September 30, 2010, income from operations for the bromine and crude salt segment was $17,100,117, an increase of 107.4% from $8,245,278 compared to the same period in 2009. The increase in revenue and the income from operations of our bromine and crude salt was mainly due to the increase in the selling price of bromine. For the three-month period ended September 30, 2010, income from operations for the chemical products segment was $3,206,300, an increase of 5.0% from $3,053,245 for the same period in 2009. The increase in revenue and the income from operations of our chemical products was driven by environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

Other Income Other income was $133,244 for the three-month period ended September 30, 2010, an increase of $113,531 from $19,713 for the same period in 2009. Other income was $268,600 for the nine-month period ended September 30, 2010, an increase of $230,137 from $38,463 for the same period in 2009. This increase in other income was primarily due to the increase in interest income and the sale of wastewater to some of our customers since March 2010. Wastewater is a byproduct generated from the production of bromine which eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with three of our customers to sell them our wastewater at market prices.

Net Income Net income was $14,865,102 for the three-month period ended September 30, 2010, an increase of $6,537,292 (or approximately 78.5%) compared to the same period in 2009. Net income was $39,283,683 for the nine-month period ended September 30, 2010, an increase of $15,451,154 (or approximately 64.8%) compared to the same period in 2009. This increase was primarily attributable to the increase in sales volume and selling price of bromine.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, cash and cash equivalents were $73,398,371 as compared to $45,536,735 as of December 31, 2009. The components of this increase of $27,861,636 are reflected below.

Cash Flow

	Nine-Month Period Ended September 30,
	2010	2009
Net cash provided by operating activities	$52,224,248	$27,958,786
Net cash used in investing activities	$(27,975,426)	$(33,828,480)
Net cash provided by (used in) financing activities	$2,209,729	$(5,747,597)
Effects of exchange rate change on cash	$1,403,085	$(4,249)
Net cash inflow (outflow)	$27,861,636	$(11,621,540)

For the nine-month period ended September 30, 2010 the Company met its working capital and capital investment requirements mainly by using cash flow from operations. The Company intends to continue to explore opportunities relating to bromine asset purchases.

Net Cash Provided by Operating Activities

During the nine-month period ended September 30, 2010, we had positive cash flow from operating activities of $52,224,248 primarily attributable to net income of $39,283,683. During the nine-month period ended September 30, 2009, we had positive cash flow from operating activities of $27,958,786, primarily attributable to net income of $23,832,529. Net cash provided by operating activities during the nine-month period ended September 30, 2010 increased by $24,265,462 compared to the same period in 2009. The primary source of this increment was due to the increase in net income.  As a result of increasing demand for bromine and crude salt in the China market, the selling price per tonne of bromine and crude salt for the nine-month period ended September 30, 2010 increased by 53.6% and 43.1% respectively, over the same period in 2009.

Net Cash Provided by (Used in) Investing Activities and Financing Activities

The Company used approximate $7 million cash for the construction of waste water chemical additives during the nine-month period ended September 30, 2010. The Company used approximate $14 million cash for the acquisition of bromine assets in June of 2010. The Company also used approximate $7 million to build new channels and wells for bromine facilities during the nine-month period ended September 30, 2010. These projects were financed by opening cash balances as of December 31, 2009 and cash generated from operations during the first nine months of 2010.

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

Critical Accounting Policies and Estimates

(a)           Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

(b)           Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at cost, net of allowance for doubtful accounts. We establish an allowance for doubtful accounts based on our assessment of the collectivity of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and we consider the historic level of credit losses and apply certain percentage to accounts receivable balance. We make judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

(c)           Property, Plant and Equipment

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

Our depreciation and amortization policies on fixed assets other than mineral rights and construction in progress are as follows:

Useful life (in years)
Buildings	20
Plant and machinery	8
Motor vehicles	5
Furniture, fixtures and office equipment	8

(d)           Revenue Recognition

We recognize revenue, net of any taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.  Subject to these criteria, we generally recognize revenue at the time of shipment or delivery to the customer, and when the customer takes ownership and assumes risk of loss based on shipping terms.

(e)           Income Taxes

We use the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(f)           Stock-based Compensation

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010 our disclosure controls and procedures were effective.

The Company’s internal control consultant, Deloitte Touche Tohmatsu (“Deloitte”), has issued an interim report regarding the Company’s internal control. The objective of Deloitte’s engagement is to assist the Company with an independent assessment of the managerial, operations and internal controls of the Company, covering the areas of the Company’s Corporate Controls, Anti-Fraud Program, Financial Reporting and Disclosure Controls, and to provide recommendations to improve identified internal control weaknesses. In their interim report, Deloitte provided recommendations in respect of certain internal control improvement areas.  These improvement areas were considered by the Company’s management as enhancement to the Company’s existing controls and not related to any significant deficiencies. It is expected Deloitte will issue a final report around the end of 2010 after improvements have been implemented by the Company and re-assessed by Deloitte.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. (Reserved and Removed)

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

GULF RESOURCES, INC.

Dated: November 15, 2010	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

November 15, 2010	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)