Form 10-K
period 2010-12-31
GULF RESOURCES, INC.
filed 2011-03-16
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-20936

Gulf Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cheming Industrial Park, Shouguang City, Shandong, China	262714
(Address of principal executive offices)	(Zip Code)

+86 (536) 567-0008
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0005 par value	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

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
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $118,077,814 based upon a closing sale price of $8.59.

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
Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   As of March 14, 2011, the registrant had outstanding 34,735,912 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe", "expect", "intend", "anticipate", "estimate", "plan", "may", "will", variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors".  Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

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

The Company’s functional currency is the Renminbi, which had an average exchange rate of $0.14415, $0.14661 and $0.14787 during fiscal year 2008, 2009 and 2010, respectively.

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

On January 8, 2008, we acquired substantially all of the assets owned by Xiaodong Yang in the Shouguang City Hanting Area (the “Yangxiaodong property” or “Factory No. 6”).  The Yangxiaodong property includes a 47 years and 6 months (as of acquisition date) mineral rights and land lease covering 2,641 acres of real property, with 294 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $9,722,222.

On January 7, 2009, we acquired substantially all of the assets owned by Qiufen Yuan, Han Wang and Yufen Zhang in the Shouguang City Renjiazhuangzi Village North Area (the “Qiufen Yuan, Han Wang & Yufen Zhang property” or “Factory No. 7”). The Qiufen Yuan, Han Wang and Yufen Zhang property includes a 50-year (as of acquisition date) mineral rights and land lease covering 1,611 acres of real property as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $10,615,000, consisting of $10,000,000 in cash and 375,000 shares of the Company’s Common Stock valued at $615,000 (fair value).

On September 7, 2009, we acquired substantially all of the assets owned by Yuliang Gao, Han Wang and Qing Yang in the Shouguang City Yingli Township Beishan Village (the “Yuliang Gao, Han Wang & Qing Yang property” or “Factory No. 8”). Fengxia Yuan acted as Attorney-in-Fact for one of the owners of Factory 8, Yuliang Gao, and entered into the acquisition agreement relating to Factory 8 on behalf of Yuliang Gao. The FengxiaYuan, Han Wang and Qing Yang property includes a 50-year (as of acquisition date) mineral rights and land lease covering 2,723 acres of real property as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $ 16,930,548, consisting of $11,516,960 in cash and 1,057,342 shares of the Company’s Common Stock valued at $5,413,588 (fair value).

On June 7, 2010, we acquired substantially all of the assets owned by Jinjin Li and Qiuzhen Wang in the Shouguang City Yangkou Township Yangzhuang Village (the “Jinjin Li and Qiuzhen Wang property” or “Factory No. 9”). Jinjin Li was acting individually and as Attorney-in-Fact for four other owners of Factory 9, Yueliang Wang, Kunming Tian, Gaoming Tian and Zhiqiang Wei. The Jinjin Li and Qiuzhen Wang property includes a 50-year mineral rights (as of acquisition date) and land lease covering 759 acres of real property, with the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $13,905,719, consisting of $13,297,492 in cash and 70,560 shares of the Company’s Common Stock valued at $608,227 (fair value).

On December 30, 2010, SCHC acquired all right, title, and interest in and to all fixtures and facilities owned by the State Operated Shouguang Qingshuibo Farm (the “Crude Salt Field”).  The Crude Salt Field includes a 30-year land lease covering 568 acres of crude salt field, as well as the related fixtures and facilities located on the crude salt field. The total purchase price for the Crude Salt Field was $11,023,000 in cash consideration. Pursuant to the purchase agreement, SCHC signed a 30-year land lease agreement for the Crude Salt Field on January 18, 2011 with an annual leasing fee payable of approximately US$26,048.

Each of the asset acquisitions described above was not in operation when the Company acquired the asset.  The owners of each of the bromine factories did not hold the proper license for the exploration and production of bromine, and production at each of the bromine factories acquired had been previously halted by the government.  With respect to Factory No. 6, the assets had not been operational for eighteen months; with respect to Factory No. 7, the assets had not been operational for twelve months; with respect to Factory No. 8, the assets had not been operational for thirteen months; and with respect to Factory No. 9, the assets had not been operational for six months. The Company recorded the above transactions as purchase of assets.

Leased Facility

On November 5, 2010, SCHC entered into a Lease Contract (the “Lease Contract”) with State-Operated Shouguang Qingshuibo Farm (the “Lessor”). Pursuant to the Lease Contract, SCHC shall lease certain property with an area of 3,192 square meters and buildings adjacent to the Company’s Factory No. 1.  There are currently non-operating bromine production facilities on the property which have not been in production for more than 12 months.  The annual lease payment for the property is Renminbi (“RMB”) 5 million, approximately US$755,000, per year and shall be paid by SCHC no later than June 30th of each year.  The term of the Lease Contract is for twenty years commencing from January 1, 2011 and the Lease Contract may be renewed by SCHC for an additional twenty-year period on the same terms.  The Lessor has agreed to permit SCHC to reconstruct and renovate the existing bromine production facilities on the property.

Our Business Segments

Our business operations are conducted in three segments, bromine, crude salt, and chemical products.  We manufacture and trade bromine and crude salt, and manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents and inorganic chemicals.  We conduct all of our operations in China, in close proximity to China’s petrochemical and oil refinery manufacturing base and its rapidly growing market.

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

The extraction of bromine in the Shandong Province is limited by the Provincial Government.  We hold one of such licenses.   As part of our business strategy, we will continue acquiring smaller scaled and unlicensed producers and to use our bromine to expand our downstream chemical operations.

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

3.
the natural brine is sent to the bromine refining plant where bromine is extracted from the natural brine.  In neutral or acidic water, the bromine ion is easily oxidized by adding the oxidative of chlorine, which generates the single bromine away from the brine.  Thereafter the extracted single bromine is blown out by forced air, then absorbed by sulfur dioxide or soda by adding acid, chlorine and sulfur; and

4.	the wastewater from this refining process is then transported by pipeline to brine pans.

Our production feeds include (i) natural brine; (ii) vitriol; (iii) chlorine; (iv) sulfur; and (v) coal.

Crude Salt

We also produce crude salt, which is produced from the evaporation of the wastewater after our bromine production process. Once the brine is returned to the surface and the bromine is removed, the remaining brine is pumped to on-site containing pools and then exposed to natural sunshine. This causes the water to evaporate from the brine, resulting in salt being left over afterwards. Crude salt is the principal material in alkali production as well as chlorine alkali production and is widely used in the chemical, food & beverage, and other industries.

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI.  The products we produce and the markets in which they are sold include, among others:

Product name	Application sector
Hydroxyl guar gum	Oil Exploration & Production
Demulsified agent	Oil Exploration & Production
Corrosion inhibitor for acidizing	Oil Exploration & Production
Bactericide	Oil Exploration / Agricultural
Chelant	Paper Making
Iron ion stabilizer	Oil Exploration & Production
Clay stabilizing agent	Oil Exploration & Production
Flocculants agent	Paper Making
Remaining agent	Paper Making
Expanding agent with enhanced gentleness	Paper Making
Bromopropane	Oil Exploration / Agricultural

SYCI concentrates its efforts on the production and sale of chemical products that are used in oil and gas field explorations, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents, and inorganic chemicals. SYCI also engages in research and development of commonly used chemical products as well as medicine intermediates. Currently, SYCI's annual production of oil and gas field exploration products and related chemicals is over 21,000 tons, and its production of papermaking-related chemical products is over 5,000 tons. These products are mainly distributed to large domestic papermaking manufacturers and major oilfields such as Shengli Oilfield, Daqing Oilfield, Zhongyuan Oilfield, Huabei Oilfield, and Talimu Oilfields.

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

In June 2010, SYCI completed the construction of a new production line for wastewater treatment chemical additives, which is located in our Yuxin Chemical Plant, at a total cost of $8,838,000. The new production line is now under pilot testing. We expect the new production line will start operation in mid of 2011 with positive cash from operations.

SYCI’s headquarters are located in Shouguang City at 2nd Living District, Qinghe Oil Factory, Shouguang City, Shandong Province, China. The company has been certified as ISO9001-2000 compliant and received the Quality Products and Services Guarantee Certificate from China Association for Quality. SYCI has been accredited by Shandong as a Provincial Credit Enterprises and is a Class One supplier for both China Petroleum & Chemical Corporation (“SINOPEC”) and PetroChina Company Limited. SYCI has been engaged in product innovation and research and development projects with Shandong University, Shandong Institute of Light Industry, Southeast University and other higher education institutions. SYCI has hired three college professors and three professionals who hold PhD degrees to lead its Research and Development Department.

Segment disclosure

We have three reportable segments:  bromine, crude salt and chemical products.  Because our assets for crude salt production as at December 31, 2010 and the amount of our reported profit from sales of crude salt during fiscal year 2010 exceeded the 10% threshold of all of our total assets and operating profit, respectively, we established crude salt as our third segment for fiscal year 2010.  Certain comparative segment information of crude salt during fiscal year 2009 is not presented here as the necessary information is not available and we consider that the cost to develop it would be excessive.

The amounts set forth below are based upon on an average Renminbi to US Dollar exchange rates of $0.14787 and $0.14661 during fiscal year 2010 and 2009, respectively.

	Net Revenue by Segment
	Year Ended December 31, 2010		Year Ended December 31, 2009

Segment:	% of total		% of total
Bromine	$99,211,812	63%	$63,679,888	58%
Crude Salt	$14,971,774	9%	$10,650,698	9%
Chemical Products	$44,151,437	28%	$35,946,322	33%
Total sales	$158,335,023	100%	$110,276,908	100%

	Percentage Increase in Net Revenue from fiscal year 2009 to 2010	Percentage Increase in Net Revenue from fiscal year 2008 to 2009
Segment:
Bromine	56%	4%
Crude Salt	41%	365%
Chemical Products	23%	51%

SCHC Product sold in metric tons	Year ended December 31, 2010	Year ended December 31, 2009	Percentage Change
Bromine	34,672	34,930	(0.7%)

Crude Salt	370,437	356,839	3.8%

	Income from Operations by Segment
	Year ended December 31, 2010		Year ended December 31, 2009

Segment:		% of total		% of total
Bromine (and Crude Salt for 2009)	$48,250,896	67%	$32,954,828	72%
Crude Salt	$11,360,476	16%	*	*
Chemical Products	$12,218,613	17%	$12,530,417	28%
Income from operations before corporate costs	$71,829,985	100%	$45,485,245	100%
Corporate costs	$(2,957,467)		$(3,244,411)
Income from operations	$68,872,518		$42,240,834
* Separate segment information not available

Year Ended			Chemical	Segment
December 31, 2010	Bromine	Crude Salt	Products	Total	Corporate	Total

Net revenue	$99,211,812	$14,971,774	$44,151,437	$158,335,023	$-	$158,335,023
Income (loss) from operations	48,250,896	11,360,476	12,218,613	71,829,985	(2,957,467)	68,872,518
Income taxes	12,943,451	2,040,287	3,071,111	18,054,849	-	18,054,849
Total assets	128,513,686	39,696,781	38,153,844	206,364,311	356,713	206,721,024
Depreciation and amortization	7,570,660	1,286,253	2,240,236	11,097,149	-	11,097,149
Capital expenditures	19,458,955	13,712,849	7,483,230	40,655,034	-	40,655,034

	Bromine
Year Ended	and Crude	Chemical	Segment
December 31, 2009	Salt*	Products	Total	Corporate	Total

Net revenue	$74,330,586	$35,946,322	$110,276,908	$-	$110,276,908
Income (loss) from operations	32,954,828	12,530,417	45,485,245	(3,244,411)	42,240,834
Income taxes	8,051,868	3,132,530	11,184,398	-	11,184,398
Total assets	115,621,458	28,274,118	143,895,576	2,527,592	146,423,168
Depreciation and amortization	6,048,995	1,150,663	7,199,658	-	7,199,658
Capital expenditures	36,066,805	8,838,440	44,905,245	-	44,905,245
* Separate segment information not available.

Sales and Marketing

We have in-house sales staff of 11 persons.  Our customers send their orders to us, usually with cash paid in advance.  Our in-house sales staff then attempts to satisfy these orders based on our actual production schedules and inventories on hand. Many of our customers have a long term relationship with us, and while we expect this to continue due to continuing high demand for mineral products, this relationship could not be guaranteed in the future.

Principal Customers

We sell a substantial portion of our products to a limited number of customers.  Our principal customers during 2010 were Shouguang City Rongyuan Chemical Company Limited, Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, Shouguang Weidong Chemical Company Limited, Kuerle Xingdong Trading Limited and Shandong Yijia Chemical Company Limited.

During the year ended December 31, 2010, sales to our three largest bromine and crude salt customers, based on net revenue from such customers, aggregated $33,198,400 and $10,170,014, respectively, or approximately 33.4% and 67.9% of total net revenue from the sale of bromine and crude salt, respectively; and sales to our largest customer represented approximately 13.2% and 25.2% of total net revenue from the sale of bromine and crude salt, respectively. At December 31, 2010, amounts due from these customers were $7,070,782.

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

This concentration of customers makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

The following table shows our major customers (10% or more) for our bromine and crude salt business for the year ended December 31, 2010.

		Bromine		Crude Salt
Number	Customer	Revenue (000’s)	Percentage of Segment’s Revenue (%)	Revenue (000’s)	Percentage of Segment’s Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$ 13,106	13.2%	$ 3,634	24.3%
2	Shandong Morui Chemical Company Limited	$ 11,752	11.8%	$ 2,765	18.4%
3	Shandong Brother Technology Limited	$ 8,340	8.4%	$ 3,771	25.2%
		$ 33,198	33.4%	$10,170	67.9%

The following table shows our major customers (10% or more) for our chemicals business for the year ended December 31, 2010:

Number	Customer	Revenue (000’s)	Percentage of Segment’s Revenue (%)
1	Kuerle Xingdong Trading Limited	$11,686	26.5%
2	Shouguang Longteng Trading Limited	$5,975	13.5%
3	Sinopec Shengli-field Ltd's Qinghe Factory	$5,546	12.6%
TOTAL		$23,207	52.6%

Principal Suppliers

Our principal suppliers during 2010 and 2009 were Shandong Haihua Chlorine & Alkali Colophony Chemicals Company Limited, Shouguang Hongye Trading Company Limited, and Shouguang City Rongguang Trading Company Limited.

During the year ended December 31, 2010, we purchased 49.7% of our products from two suppliers. As of December 31, 2010, the accounts payable due to these suppliers was approximately $2,544,011.

During the year ended December 31, 2009, we purchased 25.5% of our raw material from two suppliers. As of December 31, 2009, the accounts payable due to these suppliers was approximately $2,146,192.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

The Company has announced its intent to acquire bromine properties that are unlicensed and thus not legally permitted to produce bromine.  Prior to 2010, the Company acquired seven such properties, expanded our annual production capacity to 43,300 metric tons of bromine and 450,000 metric tons of crude salt.  These properties were purchased with a combination of cash and shares of our common stock, at purchase prices totaling $62.5 million. In 2010, the Company acquired another bromine property of this kind at purchase price of $13.9 million, in form of a combination of cash and shares of our common stock. This property further expanded our annual production capacity by 3,000 metric tons of bromine and 100,000 metric tons of crude salt. We also acquired a crude salt field in late December 2010 at cash consideration of $11 million, which expected to increase our annual production capacity by 78,000 metric tons of crude salt in 2011.  The Company expects that it will continue its acquisition program in 2011 and that these acquisitions will be funded by a combination of cash on hand, and the issuance of debt or equity securities, including securities issued to the sellers.

▼Chemical Products

In June 2010, we completed the construction of a new production line for wastewater treatment chemical additives located in our Yuxin Chemical Plant, at a total cost of $8,838,000. The new production line is now under pilot testing. We expect the new production line will start operation in 2011 with positive cash from operations. To expand its chemical production capacity, the Company intends to acquire chemical product producers.  These acquisitions will be funded by a combination of cash on hand, and the issuance of debt or equity securities

Competition

The markets for our products have been experiencing increased levels of demand as China continues its recent pace of accelerated growth.  Nevertheless, the markets for our products are highly competitive.  To date, our sales have been limited to customers within the PRC and we expect that our sales will remain primarily in domestic for the immediate future.  Our marketing strategy involves developing long term ongoing working relationships with customers based on large multi-year agreements which foster mutually advantageous relationships.

We compete with PRC domestic private companies and state-owned companies.  Certain state-owned and state backed competitors are more established and have more control of certain resources in term of pricing than we do.  We compete in our business based on price, our reputation for quality and on-time delivery, our relationship with suppliers and our geographical proximity to natural brine deposits in the PRC for bromine, crude salt and chemical productions.  Management believes that our stable quality, manufacturing processes and plant capacity for the production of bromine, crude salt and chemical products are key considerations in the awarding of contracts in the PRC.

Our principal competitors in the bromine business are Shandong Yuyuan Group Company Limited, Shandong Haihua Group Company Limited, Shandong Dadi Salt Chemical Group Company Limited, all of which produce bromine principally for use in their chemicals businesses and sell part of the bromine produced to customers. These companies may switch to selling bromine to the market if they no longer use bromine in their chemical business.

Our principal competitors in the crude salt business are Shandong Haihua Group Company Limited, Shandong Haiwang Chemical Company Limited and Shandong Longwei Group Company Limited.

Our principal competitors in the chemical business are Shandong Haihua Group Company Limited, Shouguang Weidong Salt Field Company Limited, Shouguang Fukang Pharmaceutical Company Limited, and Shouguang Caiyangzhi Salt Field Company Limited.

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

In the natural resources sector, the PRC and the various provinces have enacted a series of laws and regulations over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation.  The "China Mineral Resources Law" declares state ownership of all mineral resources in the PRC.  However, mineral exploration rights can be purchased, sold and transferred to foreign owned companies. Mineral resource rights are granted by the Central Government permitting recipients to conduct mineral resource activities in a specific area during the license period. These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the Central Government a natural resources fee in an amount equal to a percent of annual sales.  Shandong Province has determined that bromine is to be extracted only by licensed entities and we hold one of such licenses. Despite the province desire to limit extraction to licensed entities hundreds of smaller operations continue to extract bromine without licenses.

The Ministry of Land and Resources (“MLR”) is the principal regulator of mineral rights in China. The Ministry has authority to grant licenses for land-use and exploration rights, issue permits for mineral rights and leases, oversee the fees charged for them and their transfer, and review reserve evaluations.

All of our operating activities in China have been authorized by or obtained written consent from land and resources departments of local governments.   In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

Employees

As of December 31, 2010, we employed approximately 481 full-time employees, of whom about 77% are with SCHC and 23% are with SYCI. Approximately 5% of our employees are management personnel, 6% are sales and procurement staff.  11% of our employees have a college degree or higher. None of our employees is represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 16% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 25% of the average monthly salary. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $457,805 for fiscal year 2010.

Research and Development

On June 11, 2007, the Company entered into a five-year agreement with East China University of Science and Technology to establish a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. Professor Ji of East China University is the Center’s manager. He will provide his expertise in chemical applications and medicine engineering. SYCI will make an annual payment of $500,000 to the center until the agreement expires on June 14, 2012.  All research findings and patents developed by this Center will belong to Gulf Resources.

Since the second quarter of 2010, we conducted research, through SYCI, for the new production line of wastewater treatment additives, the purpose of which is for the testing of the manufacturing routine and samples. The research and development expense incurred for the new production line from outside parties and the use of SCHC’s raw materials for the fiscal year 2010 were $847,919 and $848,990, respectively.

Item 1A. Risk Factors.

You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of our operations could be materially adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regarding our business. Actual results could differ materially from those set forth in the forward-looking statements. See "Special Note Regarding Forward-Looking Information".

Risks Relating to Our Business

The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our results.

As part of our business strategy, we expect to acquire assets and businesses relating to or complementary to our operations. These acquisitions will involve risks commonly encountered in acquisitions. These risks include exposure to unknown liabilities of the acquired assets, right, additional acquisition costs and unanticipated expenses. Our quarterly and annual operating results could fluctuate due to the costs and expenses of acquiring and integrating new assets and businesses. We may also experience difficulties in assimilating the operations of acquired businesses. Our ongoing business may be disrupted and our management's time and attention diverted from existing operations. Our acquisition strategy will likely require additional equity or debt financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, that we will be able to integrate such acquisition successfully.

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

We do not have mining permits for some of our bromine factories which we have acquired.  Our operations depend on our existing permits and approvals already obtained from government authorities.

We hold government permits or operations permits and for each of our bromine factories.  However, we do not currently hold valid mining permits issued by the State Land and Resources Bureau for our Factories No. 5, 6, 7, 8 and 9.  We have already filed applications for these mining permits, however we are not able to confirm when such mining permits will be issued, if at all.

We have received a letter from the Shouguang Municipal State Land and Resources Bureau on March 10, 2011, stating that these five bromine factories “are permitted to continue with the mining and can operate in a standard manner and carry out mining activities in a reasonable way pursuant to the requirements of the relevant mineral resources authorities, and are free of any illegal acts of exceeding layer or boundary limits and any violations of relevant laws and regulations of the State.”

A decision made by relevant government agency(ies) to reject or delay the issuance of a new permit or to repeal or modify an existing permits or approval could prevent or limit our ability to continue operations at the affected facilities and harm our business, financial condition and operating results.  Expansion of our existing operations would also require securing the necessary permits and approvals which we may not be able to obtain in a timely manner, if at all.

We do not have a certificate of land use rights for the land relating to certain bromine assets and crude salt production.  We will not be able to obtain the property certificates for the relevant buildings attached to the land.

We do not have certificates of land use rights for land leased by SCHC. As a result, we have not been able to obtain the relevant property certificates for buildings on such leased land which are normally required as security in obtaining financing from financial institutions.  Although we believe that this is a common occurrence with respect to property leases in the PRC, the property certificates confirm legal ownership of the buildings.  Because we do not have certificate of land use rights for the leased land, we might be required by the government to demolish our buildings and/or restore the land back to its original state.  If such event occurs, it will have major impact on our operations, financial status and performance results.

Because we have not been able to obtain property certificates to certain of our properties we may not be able to borrow money from banks in the PRC and as a result, could face liquidity problems.

As discussed above, we have not been able to obtain property certificates for certain of our properties.  In the PRC banks normally require a company’s property certificates to be pledged as security before they will provide a loan to a company.  In the past several years we have financed our operations with loans from third-party companies, cash from operations and equity financing.  However, if these sources of funds are not available in the future and we need to find an alternate source of financing to maintain our operations, we may not be able to borrow money from a bank to meet our cash needs.  This could materially harm our business and have a major impact on our operations, financial status and performance results.

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

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

●	the success of identifying and completing mergers and acquisitions;
●	the introduction of competitive products by different or new competitors;
●	reduced demand for any given product;
●	difficulty in keeping current with changing technologies;
●	increased or uneven expenses, whether related to sales and marketing, product development or administration;
●	deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects; and
●	costs related to possible acquisitions of technology or businesses.

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

In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes.

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

The practical effect of the People’s Republic of China’s legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People’s Republic of China mandate accounting practices which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People’s Republic of China’s accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)". Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure you that:

●	We will be able to capitalize on economic reforms;
●	The Chinese government will continue its pursuit of economic reform policies;
●	The economic policies, even if pursued, will be successful;
●	Economic policies will not be significantly altered from time to time; and
●	Business operations in China will not become subject to the risk of nationalization.

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

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included revaluations of the Chinese currency, the RMB, restrictions on the availability of domestic credit, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

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

●
In China, insurance coverage is a relatively new concept compared to that of the United States and for certain aspects of a business operation, insurance coverage is restricted or expensive.  Workers compensation for employees in the PRC may be unavailable or, if available, insufficient to adequately cover such employees.

●
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

Bromine is highly corrosive and must be handled carefully in order to avoid leakage and damage to containers, transportation equipment and other facilities.  The risks associated with bromine include:

●	environmental hazards; and
●	industrial accidents, including personal injury.

Such risks could result in:

●	damage to or destruction of properties or production facilities;
●	personal injury or death;
●	environmental damage;
●	monetary losses; and
●	legal liability.

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

Lack of management control by purchasers of our common stock

As of the date of this report, Mr. Ming Yang, our chairman and former chief executive officer, and his affiliates, beneficially owned approximately 38.6% of our common stock. As a result of this concentration of ownership, our public stockholders, acting alone, do not have the ability to influence the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our Company that may be desirable for our stockholders, and may limit the price that investors are willing to pay for our common stock.

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

We have approximately 34,735,912 shares of our common stock outstanding as of March 14, 2011.  There are a limited number of holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

FIGURE 2.1 - REGIONAL MAP OF MINING PROPERTIES

Highway
National Rd
Provincial Rd
Railway
Water Sys
Province boundary
Mining Property
Key
He
Bei
Province
Bo
Hai
Cangzhou City
Dezhou City
Binzhou City
Dongying City
Yangkou Township
Penglai City
Yantai City
Weihai City
Changyi City
Laiyang City
Shouguang City
Jinan City
Zibo City
Qingzhou City
Weifang City
Liaocheng City
Taian City
Laiwu City
Province
Qingdao City
Huang
Hai
Shan
Dong
Puyang City
Jining City
Heze City
Rizhao City
Zaozhuang City
Linyi City
He
Nan
Province
Shangqiu City
An
Hui
Province
Xuzhou City
Jiang
Su
Province
Lianyungang City
Haerbin
Wulumuqi
Beijing
Lanzhou
Lasa
Shanghai
Wuhan
Kunming
Guangzhou

Dated : December 31, 2010

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

We do not own any land, though we do own some of the buildings on land we lease. Our executive offices are located in China at Chenming Industrial Park, Shouguang City, Shandong Province, People's Republic of China, which also is the headquarters of SCHC. These offices are located on approximately 17,342 square meters of land owned by Shouguang City Wo Pu Town Ba Mian He Village. The lease for the land expires on November 1, 2054. The annual rent for the land is RMB 4,000, or approximately US$591. The building on this land has approximately 3,335 square meters of usable space and is owned by SCHC.

SYCI's headquarters are located in the 2nd Living District, Shouguang City, Shandong Province, People's Republic of China. SYCI's headquarters are located on approximately 18,768 square meters of land owned by Shouguang City Houxin village. There are three buildings owned by SYCI located on the property. Two of the buildings are operational plants of steel structure with an aggregate of approximately 1,560 square meters of production space and a total of 4,000 square meters for pump rooms, boiler rooms, finished products and raw materials storage. The third building is primarily for administration and has approximately 795 square meters.   The company has a 50 year lease on the land from April 1, 1998 to March 31, 2048 at an annual rent of RMB4,000 or $591.

The Company operates its bromine and crude salt production facilities through its wholly-owned subsidiary SCHC.  SCHC has land use rights to one property and land lease contracts to eight properties totaling nearly 23,388 acre located on the south bank of Laizhou Bay on the Shandong Peninsula of the People’s Republic of China (“China”).  Each of the properties is accessible by road. The Yiyang railway line is within 50 kilometers and the Yangkou port is five kilometers away.

Each of the nine properties contains natural brine deposits which are extracted through wells and are used to extract bromine and produce crude salt. Bromine is a simple molecular element which is produced by extracting the bromine ion from natural brine. Crude salt is sodium chloride.  Bromine is an important chemical raw material in flame retardants, fire extinguishing agents, refrigerants, photographic materials, pharmaceuticals, pesticides, and oil and other industries.  Crude salt, also known as industrial salt, is used in a wide range of chemical industries, is the major raw material in the soda and chlor-alkali industries and can be widely used in agricultural, animal husbandry, fisheries and food processing industries.  Crude salt is also the main raw material for edible salt.

Nature of Ownership Interest in the Properties

All land in PRC is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes at no cost. In the case of land used for industrial purposes, the land use rights are granted for a period of fifty (50) years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. The Company does not own any land but has entered into contracts with the local government and original owners of the land use rights to acquire their rights for a period of 50 years.  The contracts required us to pay a one-time fee plus an annual rent.

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

Our mineral rights are issued by the local government and allow for a one year period of mining.  The rights provide us with the exclusive rights to explore and extract natural brine under the leased land and produce bromine and crude salt. The government performs an annual inspection of the company’s previous year’s state of production & operations at beginning of each year.  The annual inspection reviews: (1) whether the production is safe and if any accidents occurred during the previous year; (2) whether the mineral resources compensation fees and other taxes were timely paid; (3) whether employees’ salary and welfare benefits were timely paid; and (4) whether the Company meets environment protection meet standards. Only those companies who pass the inspection receive mineral rights for another one year term. For those companies who do not pass the inspection, additional mineral rights are not allocated until they can meet the requirements. If there is major safety accident, the government may revoke the mining permit.  All of the relevant documentation to apply for renewal of mining rights must be filed with the Land and Resources Bureau before March 31st each year.

All of our bromine and crude salt production facilities have been authorized by the local land and resources departments, of which Factory No. 1 to 4 are included under a single permit, which was originally issued in January 2005.  For Factory No. 5 to 9, the related mining permit applications are under review by the local land and resources departments, nevertheless we have obtained written consent from the local land and resources department to commence the production.   In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

Each of the nine properties is in the production stage and operates bromine extraction and crude salt production facilities.  The facilities each include wells, which are used to extract natural brine from underground, natural brine transmission pipelines, natural brine storage reservoirs, bromine refining equipment, wastewater transport pipes, and drying brine drying pans.

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

As of December 31, 2010, the Company had invested approximately $77.6 million in its nine production factories, facilities and paid approximately $6.3 million in prepaid land lease payments and mineral rights.  In addition, the company estimates that equipment maintenance will cost approximately $6.0 million each year and that it will invest approximately $1.5 million in new extraction wells.

Each of the nine bromine production facilities is provided with electricity and water by local government utilities.

Following is a description of the land use and mineral rights related to each of the nine properties held by SCHC as of December 31, 2010.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2010	43.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2010	42 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 3 – Yangdonghua
Area	2,318 acres
Date of Acquisition	June 8, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2010	41.3 Years
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	RMB111,317
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 4 – Liuxingji
Area	2,310 acres
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2010	43.83 Years
Annual Rent	RMB139,255
Prior Fees Paid For Land Use Rights	RMB6.5 million
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 5 – Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2010	44 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 6 – Yangxiaodong
Area	2,641 acres
Date of Acquisition	January 8, 2008
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
The number of remaining years to expiration of the of the land lease as of December 31, 2010	44.5 Years
Prior Fees Paid for Land Use Rights	RMB9.1 million
Annual Rent	RMB191,295
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2010	48.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB163,000
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2010	48.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB330,600
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2010	49.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,000
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Leased Facility

On November 5, 2010, SCHC entered into a Lease Contract (the “Lease Contract”) with State-Operated Shouguang Qingshuibo Farm (the “Lessor”). Pursuant to the Lease Contract, SCHC shall lease certain property with an area of 3,192 square meters and buildings adjacent to the Company’s Factory No. 1.  There are currently non-operating bromine production facilities on the property which have not been in production for more than 12 months.  The annual lease payment for the Property is RMB 5 million, approximately $755,000, per year and shall be paid by SCHC no later than June 30th of each year.  The term of the Lease Contract is for twenty years commencing from January 1, 2011 and the Lease Contract may be renewed by SCHC for an additional twenty year period on the same terms.  The Lessor has agreed to permit SCHC to reconstruct and renovate the existing bromine production facilities on the property.

The chart below represents the annual production capacity and utilization ratios for the eight bromine producing properties currently leased by the Company, which are all located in Shouguang City, Shandong Province, China.  There are no proven and probable reserves located on our properties.

	Acres	Annual Production Capacity (in tons)	2009 Utilization Ratio	2010 Utilization Ratio
Factory No. 1	6,442	12,000	97%	79%
Factory No. 2 (1)	1,846	5,000	81%	73%
Factory No. 3 (2)	2,318	4,800	88%	79%
Factory No. 4 (3)	2,310	4,600	94%	77%
Factory No. 5 (4) and Factory No. 7 (6) *	3,776	8,000	81%	82%
Factory No. 6 (5)	2,641	4,800	79%	72%
Factory No. 8 (7)	2,723	4,100	10%	79%
Factory No. 9 (8)	759	3,000	-	31%

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

Each of the properties described above was not in operation when the Company acquired the asset.  The owners of each of the properties did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to Factory No. 2, the property had not been operational for nine months; with respect to Factory No. 3, the property had not been operational for eleven months; with respect to Factory No. 4 and No. 5, the property had not been operational for fifteen months; and with respect to Factory No. 6, the property had not been operational for eighteen months; with respect to Factory No. 7, the property had not been operational for thirteen months; with respect to Factory No. 8, the property had not been operational for fourteen months; and with respect to Factory No. 9, the assets had not been operational for six months. This figures represent estimated annual production capacity based upon existing facilities, historical production rates and capital expenditure the Company planned for these assets to fund improvements and make them operational.

(1)  This facility was acquired on April 7, 2007.
(2)  This facility was acquired on June 8, 2007.
(3)  This facility was acquired on October 26, 2007.
(4)  This facility was acquired on October 25, 2007.
(5)  This facility was acquired on January 8, 2008.
(6)  This facility was acquired on January 7, 2009
(7)  This facility was acquired on September 7, 2009
(8)  This facility was acquired on June 7, 2010

The following table shows the annual bromine production sold for each of our nine production facilities and the weighted average price received for all products sold for the last three years.

Facility	2008		2009		2010
	Production (in tons)	Price (RMB/ton)	Production (in tons)	Price (RMB/ton)	Production (in tons)	Price (RMB/ton)
Factory No. 1	9,502.22	14,899	11,659.20	12,583	9,492.08	20,018
Factory No. 2 (1)	4,235.10	14,819	4,054.00	12,637	3,642.14	20,558
Factory No. 3 (2)	3,221.10	14,858	4,237.00	12,459	3,779.52	20,282
Factory No. 4 (3)	4,396.80	14,843	4,327.00	12,744	3,545.12	20,032
Factory No. 5 (4) and Factory No. 7 (6) *	3,579.30	14,822	6,470.00	12,685	6,580.57	19,800
Factory No. 6 (5)	3,738.00	14,891	3,787.80	12,581	3,447.71	19,902
Factory No. 8 (7)	-	-	395.00	15,356	3,242.59	19,905
Factory No. 9 (8)	-	-	-	-	942.75	22,759
Total	28,672.52		34,930.00		34,672.48

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

(1)  This property was acquired on April 7, 2007.
(2)  This property was acquired on June 8, 2007.
(3)  This property was acquired on October 26, 2007.
(4)  This property was acquired on October 25, 2007.
(5)  This property was acquired on January 8, 2008.
(6)  This facility was acquired on January 7, 2009
(7)  This facility was acquired on September 7, 2009
(8)  This facility was acquired on June 7, 2010

Item 3. Legal Proceedings.

We are not a party to any legal proceedings other than the following.

The Company recently retained Loeb & Loeb LLP to act as litigation counsel in connection with 5,250,000 shares of the Company’s Common Stock (the “Shares”) pledged as collateral for certain loans from War Chest Capital Multi-Strategy Fund LLC, War Chest Capital Partners, LLC and/or a War Chest related entity (collectively, “War Chest”) to Top King Group Limited (“Top King”), Billion Gold Group Limited (“Billion Gold”), and Topgood International Limited (“Topgood”) (collectively, the “Holders”).

In connection with the Amendment Agreement dated January 24, 2009 by and among the Company, Shouguang City Haoyuan Chemical Company Limited (the “SCHC”), China Finance, Inc., Shenzhen Hua Yin Guaranty and Investment Limited Liability Corporation (the “Shenzhen Hua Yin”) and the Holders, the Company entered into a Lock-up Agreement dated as of May 10, 2009 (the “Lock-up Agreement”) with the Holders and the following shareholders of the Company:  Ming Yang, the Company’s Chairman, Wenxiang Yu, the wife of Mr. Yang, Zhi Yang, the son of Mr. Yang and Ms. Yu and Shandong Haoyuan Industry Group Ltd., of which Mr. Yang is the controlling shareholder, chief executive officer and a director (each a “Shareholder” and collectively, the “Shareholders”).

Under the Lock-up Agreement, the Holders and Shareholders agreed that they have not and will not sell in a public transaction on the Over the Counter Bulletin Board or on a national stock exchange, as the case may be, any shares of the Company’s common stock that the Holders and Shareholders presently own or may acquire on or after May 10, 2009 (the “Lock-Up Shares”) during the period commencing on May 10, 2009 and expiring on March 9, 2011 (the “Lock-up Period”).  However, each Holder and Shareholder has a right, solely in a private transaction, to assign, trade, transfer, hypothecate, or pledge the Lock-Up Shares, provided that in the case of a proposed private transaction by a Holder: (i) the Holder complies with the provision of a right of first refusal; and (ii) the transferee in such private transaction, agrees to enter into the Lock-up Agreement prior to the Lock-Up Shares being transferred to them.

In addition, subject to compliance with Rule 144 under the Securities Act of 1933 (“Rule 144”), each Holder further agreed in each month of the next twelve months following the Lock-up Period not to transfer shares of the Company’s common stock in an amount greater than two percent (2%) of the total shares of the Company’s common stock issued and outstanding in a public transaction, and each Shareholder further agreed in each month of the next twelve months following the Lock-up Period not to transfer shares of the Company’s common stock in an amount greater than one percent (1%) of the total shares of Common Stock issued and outstanding of the Company.

In March of 2010, the Company’s legal counsel was contacted by the Holders’ legal counsel with a request that the Holders be allowed to pledge the Shares to War Chest as part of a loan transaction (the “Loan”).  On March 11, 2010, War Chest’s legal counsel provided a letter confirming that War Chest agreed to abide by the terms of the Lock-up Agreement with respect to the Shares.  The Company believes that on or about March 17, 2010 the Shares were transferred from the name of the Holders to War Chest as collateral for the Loans.

Based on a Form 3 filed by HAP Trading, LLC (“HAP”) with the Securities and Exchange Commission (“SEC”) on November 10, 2010, the Company understood that, at least as of that date, HAP held a European Call FLEX Option on the Shares (“Option”).  The Option permitted HAP to purchase a total of 5,730,000 shares of Gulf Resources stock (representing approximately 15% of the total outstanding shares of such stock) for $0.125 each.  Based on discussions with War Chest’s legal counsel, the Company was informed that War Chest had used the Shares to create the Option.

After seeking—and not receiving—written assurances from War Chest that it did not intend to violate the Lockup Agreement, the Company commenced a litigation against War Chest and HAP by filing a Summons and Complaint in the Supreme Court of the State of New York, New York County, on January 20, 2011.  The Summons and Complaint alleges that the Shares are subject to the Lockup Agreement and that War Chest and HAP are bound by the terms of the Lockup Agreement.  The lawsuit seeks a court order prohibiting the sale or transfer of the Shares in violation of the Lockup Agreement, attorney’s fees, and other relief.

On January 26, 2011, HAP filed a Form 4 with the SEC disclosing that it had exercised the Option on February 21, 2011 and had taken possession of the Shares.  On February 15, 2011, HAP filed an additional Form 4/A disclosing that it had sold 280,000 shares of Gulf Resources common stock on February 15, 2011 at $9.28 per share, and an additional 372,809 shares at $9.358 in “open market stock sales during the period 01/26/2011 to 02/15/2011”.  The form indicates that as of February 15, 2011, HAP was beneficial owner of only 4,917,046 shares of Gulf Resources common stock, and it also indicates that HAP has purchased an additional Call Option to purchase 699,900 shares of Gulf Resources Common stock at $10 per share, exercisable from February 15, 2011 through April 15, 2011.  On February 14, 2011 HAP filed a Motion to Dismiss the Company’s complaint as to HAP only.  That Motion remains pending and is set for hearing on March 15, 2011.

Item 4. [Removed and Reserved]

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

	High	Low
2011

First Quarter (through March 14)	$10.56	$7.54

2010

First Quarter	$14.74	$9.37
Second Quarter	$11.85	$8.06
Third Quarter	$9.40	$6.33
Fourth Quarter	$11.80	$7.94

2009

First Quarter	$2.16	$1.20
Second Quarter	$2.68	$1.72
Third Quarter	$7.92	$1.96
Fourth Quarter (through October 26)	$10.30	$7.40
Fourth Quarter (from October 27 to December 31)	$11.94	$8.64

Holders

As of March 14, 2011, our common stock was held of record by approximately 44 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

Dividends

We have never paid cash dividends on our common stock. Holders of our common stock are entitled to receive dividends, if any, declared and paid from time to time by the Board of Directors out of funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, future expansion of bromine and crude salt business and other, capital requirements, our financial condition and other factors that our Board of Directors may consider.

Our Equity Compensation Plans

The following table provides information as of December 31, 2010 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	257,500	$8.83	2,042,500
Total	257,500	$8.83	2,042,500

Stock Price Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s shares of common stock with the cumulative total shareholder return of (i) the NASDAQ Composite Index and (ii) S&P Chemicals Index.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	PERIOD/YEAR ENDING
COMPANY/INDEX	12/12 2006(1)	12/31 2006	12/31 2007	12/31 2008	12/31 2009	12/31 2010
Gulf Resources, Inc.	100.00	122.73	509.09	54.55	530.00	485.91
NASDAQ Composite Index	100.00	99.32	109.08	64.86	93.32	109.10
S&P Chemicals Index	100.00	101.62	126.06	73.42	103.38	123.11

(1)  The Company ceased being a public “shell” company on December 12, 2006.

The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2010 in our Reports on Form 10-Q or Form 8-K, as applicable.

Item 6. Selected Financial Data.

The selected financial information for each of the five years ended December 31, 2010, 2009, 2008, 2007 and 2006 has been derived from, and should be read in conjunction with, our audited consolidated financial statements and other financial information presented elsewhere herein.  Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Statement of Operations Data:
Net revenue	$158,335	$110,277	$87,488	$54,248	$31,736
Cost of net revenue	(80,255)	(61,403)	(52,302)	(32,108)	(20,504)
Gross profit	78,080	48,874	35,186	22,140	11,232
Operating expenses:
Sales, marketing and other operating expenses	(136)	(22)	-	-	-
Research and development cost	(2,200)	(500)	(515)	(268)	-
General and administrative expenses	(6,871)	(6,111)	(4,094)	(1,847)	(5,789)
Total operating expenses	(9,207)	(6,633)	(4,609)	(2,115)	(5,789)
Income from operations	68,873	42,241	30,577	20,025	5,443
Interest income (expense), net	242	64	34	(107)	6
Other income (expense), net	223	(529)	(4)	113	246
Income before income taxes	69,338	41,776	30,607	20,031	5,695
Income tax	(18,055)	(11,184)	(8,212)	(7,798)	(1,884)
Net income	$51,283	$30,592	$22,395	$12,233	$3,811
Net income per share
Basic	$1.48	$1.00	$0.90	$0.51	$0.18
Diluted	$1.48	$1.00	$0.90	$0.51	$0.18
Weighted average number of shares outstanding:
Basic	34,614,667	30,698,824	24,917,211	24,172,126	21,602,720
Diluted	34,675,329	30,701,697	24,917,211	24,172,126	21,602,720

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$68,494	$45,537	$30,878	$10,773	$5,692
Working capital	79,763	51,667	24,669	1,150	3,151
Total assets	206,721	146,423	89,359	46,329	14,955
Total debt (including current maturities)	14,036	12,040	36,890	19,861	6,722
Stockholders' equity	192,685	134,383	52,469	26,468	8,232

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are a holding company which conducts operations through our wholly-owned China subsidiaries.  Our business is conducted and reported in three segments.

Through our wholly-owned subsidiary, SCHC, we produce and trade bromine and crude salt.  We are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine also is used to form intermediary chemical compounds such as T.M.B.  Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines, disinfectants.  Crude salt is the principal material in alkali production as well as chlorine alkali production and is widely used in the chemical, food & beverage, and other industries.

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

RESULTS OF OPERATIONS

Year ended December 31, 2010 as compared to year ended December 31, 2009

	Years ended
	December 31, 2010	December 31, 2009	% Change

Net Revenue	$158,335,023	$110,276,908	44%

Cost of Net Revenue	$(80,254,759)	$(61,402,820)	31%

Gross Profit	$78,080,264	$48,874,088	60%

Sales, Marketing and Other Operating Expense	$(136,364)	$(21,712)	528%

Research and Development Costs	$(2,200,291)	$(500,406)	340%

General and Administrative Expenses	$(6,871,091)	$(6,111,136)	12%

Income from Operations	$68,872,518	$42,240,834	63%

Other Income (Expenses), Net	$465,651	$(465,021)	200%

Income before Taxes	$69,338,169	$41,775,813	66%

Income Taxes	$(18,054,849)	$(11,184,398)	61%

Net Income	$51,283,320	$30,591,415	68%

Basic and Diluted Earnings Per Share	$1.48	$1.00

Net Revenue   Net revenue was $158,335,023 in fiscal year 2010, an increase of approximately $48 million (or 44%) as compared to fiscal year 2009. This increase was primarily attributable to (i) the strong growth in our bromine segment, in which revenue increased from $63,679,888 for fiscal year 2009 to $99,211,812 for fiscal year 2010, an increase of approximately 56%; (ii) the strong growth in our crude salt segment, in which revenue increased from $10,650,698 for fiscal year 2009 to $14,971,774 for fiscal year 2010, an increase of approximately 41%; and (iii) strong demand in our chemical products segment, in which revenue increased from $35,946,322 for fiscal year 2009 to $44,151,437 for fiscal year 2010, an increase of approximately 23%.

The increase in net revenue from our bromine segment was mainly due to the increase in the average selling price of bromine. The average selling price of bromine increased from $1,823 per tonne for the fiscal year 2009 to $2,861 per tonne for fiscal year 2010, an increase of 57%. The sales volume of bromine slightly decreased by 0.7%, from 34,930 tonnes for fiscal year 2009 to 34,672 tonnes for fiscal year 2010. The increase in average selling price was a result of (i) strong demand for brominated flame retardants, fumigants, water purification compounds, dyes, medicines, and disinfectants in the China market following the recovery of business and economic conditions and reforms in the medical industry in China, and (ii) expansion of bromine applications in a variety of industries. The sales volume of crude salt slightly increased by 3.8%, from 356,839 tonnes for fiscal year 2009 to 370,437 tonnes for fiscal year 2010, and the average selling price of crude salt increased from approximately $29.9 per tonne to above $40.4 per tonne, an increase of approximately 35%.

The increase in net revenue from our chemical segment was mainly due to the strong demand for environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

	Net Revenue by Segment				2010 vs. 2009
	Year Ended		Year Ended		Percent Increase
	December 31, 2010		December 31, 2009		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$99,211,812	63%	$63,679,888	58%	56%
Crude Salt	$14,971,774	9%	$10,650,698	9%	41%
Chemical Products	$44,151,437	28%	$35,946,322	33%	23%
Total sales	$158,335,023	100%	$110,276,908	100%	44%

	Years Ended December 31		Percentage Change
Bromine and crude salt segments product sold in tonnes	2010	2009	Increase/(Decrease)
Bromine	34,672	34,930	(0.7%)

Crude Salt	370,437	356,839	3.8%

Although net revenue in all segments grew, the growth of sales of bromine and crude salt was much higher than that of our chemical products operations mainly due to the outweighed increase in average selling price of bromine and crude salt.

Due to the diverse product mix and varying values, management does not believe that the tonne sold by the chemical product division is a meaningful metric.

Cost of Net Revenue Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $80,254,759 in fiscal year 2010, an increase of approximately $18.9 million (or approximately 31%) from the cost of net revenue in fiscal year 2009.  This increase resulted primarily from the increase in purchase price in raw materials and mineral resources compensation fees paid in the bromine and chemical products segments. The rate of increase for cost of net revenue was lower than that of net revenue because the rate of inflation relating to cost of net revenue was lower than the percentage increase in selling price of our products, as well as leverage due to the economies of scale.

Gross Profit

	Years Ended December 31
	2010	% of Net revenue	2009	% of Net revenue
Cost of net revenue	$80,254,759	50.7%	$61,402,820	55.7%
Gross Profit	$78,080,264	49.3%	$48,874,088	44.3%

Our gross profit was $78,080,264, or 49.3% of net revenue, for fiscal year 2010 compared to $48,874,088, or 44.3% of net revenue for fiscal year 2009. The increase in gross profit percentage was primarily attributable to a rise of margin percentage in our bromine and crude salt segments. For the fiscal year 2010 as compared to 2009, the average selling price of bromine increased from $1,823 per tonne to $2,861 per tonne with an increase of 57% and the average selling price of crude salt increased from approximately $29.9 per tonne to over $40.4 per tonne with an increase of approximately 35%, while the inflation rate for cost of net revenue in our bromine and crude salt segments were much lower than the increase rate of selling price because the demand exceeded the supply of bromine in the China domestic market. We expect the trend will continue in the year of 2011.

Research and Development Costs Research and development costs result from the agreement that SYCI and East China University of Science and Technology entered in June 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. All research findings and patents developed by this center will belong to Gulf Resources.

Since the second quarter of 2010, SYCI conducted research for the new production line of wastewater treatment additives, the purpose of which is for the testing the manufacturing routine and samples. The research and development expense incurred for the aforesaid new production line from outside parties and the use of SCHC’s products during the fiscal year 2010 were $847,919 and $848,990, respectively. The total research and development costs incurred for the year ended December 31, 2010 and 2009 was $2,200,291 and $500,406, respectively.

General and Administrative Expenses General and administrative expenses were $6,871,091 in fiscal year 2010, an increase of $759,955, or approximately 12%, from the general and administrative expenses of $6,111,136 during fiscal year 2009. This increase in general and administrative expenses was primarily due to (i) the loss on disposal of property, plant and equipment of approximately $1.3 million for the fiscal year 2010, which were previously treated as other income (approximately $0.5 million) for fiscal year 2009; and (ii) the increase in salary and welfare payments, depreciation, and land duty and franchise tax by approximately $1.2 million. During the year ended December 31, 2010, the Company incurred a loss on disposal of property, plant and equipment of approximately $1.3 million as the equipment being disposed of was specialized equipment used in the bromine and chemical production industry which has few suppliers and an inactive second-hand market, which resulted in low second-hand price. In order to take advantage of the increasing demand for environmentally friendly chemical products produced from bromine, we intend to focus our future chemical production on environmentally friendly products, and therefore, have disposed of certain machinery and equipment that has been used for other products.  Also, in order to enhance our bromine production process, we disposed of certain outdated auxiliary machinery.

Such increment was partly offset by (i) the decrease in non-cash expenses related to stock options granted to our employees and a warrant granted to our investor relations firm by approximately $740,000; and (ii) the reclassification of PRC mineral resources compensation fees of approximately $1.3 million for fiscal year 2009, which were previously treated as general and administrative expenses, but were reclassified as cost of net revenue (approximately $2 million) for the fiscal year 2010.

Income from Operations

	Income from Operations by Segment
	Year Ended December 31, 2010		Year Ended December 31, 2009
		Percent of total		Percent of total
Segment:
Bromine (and Crude Salt for 2009)	$48,250,896	67%	$32,954,828	72%
Crude Salt	11,360,476	16%	*	*
Chemical Products	12,218,613	17%	12,530,417	28%
Income from operations before corporate costs	71,829,985	100%	45,485,245	100%
Corporate costs	(2,957,467)		(3,244,411)
Income from operations	$68,872,518		$42,240,834
 * Separate segment information not available

Income from operations was $68,872,518 in fiscal year 2010 (or 43.5% of net revenue), an increase of $26,631,684 (or approximately 63.0%) over income from operations in fiscal year 2009. This increase resulted primarily from the increase in net revenue and relatively lower increase in cost of net revenue as explained hereinbefore. In fiscal year 2010, aggregate income from operations in the bromine and crude salt segments was $59,611,372, an increase of 80.9% from $32,954,828 in fiscal year 2009. In fiscal year 2010, income from operations in the chemical products segment was $12,218,613, a slight decrease of 2.5% from $12,530,417 in fiscal year 2009. The increase in the income from operations of bromine and crude salt was mainly due to the increase in the selling price of bromine. The decrease in income from operations of our chemical products was due to the extensive research and development costs incurred for the new production line of wastewater treatment additives for fiscal year 2010 which offset increases in revenue from our environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

Other Income (Expense) Other income was $465,651 for fiscal year 2010, an increase of $930,673 from an expense of $465,021 for fiscal year 2009. Such increase in other income was primarily due to the increase in interest income of approximately $162,000 and the sale of wastewater to some of our customers in the amount of approximately $0.2 million since March 2010. Wastewater is generated from the production of bromine which eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with three of our customers to sell them our wastewater at market prices. For fiscal year 2009, the major component of the other expense was the loss on disposal of property, plant and equipment of approximately $0.5 million.

Net Income Net income was $51,283,320 in fiscal year 2010, an increase of $20,691,905 (or approximately 67.6%) as compared to fiscal year 2009. This increase was primarily attributable to the increase in selling price of bromine and crude salt.

Year ended December 31, 2009 as compared to year ended December 31, 2008

	Years ended
	December 31, 2009	December 31, 2008	%Change

Net Revenue	$110,276,908	$87,488,334	26%

Cost of Net Revenue	$(61,402,820)	$(52,302,085)	17%

Gross Profit	$48,874,088	$35,186,249	39%

Sales, Marketing and Other Operating Expense	$(21,712)	$-	n/a

Research and Development Costs	$(500,406)	$(514,780)	-3%

General and Administrative Expenses	$(6,111,136)	$(4,094,312)	49%

Income from Operations	$42,240,834	$30,577,157	38%

Other Income (Expenses), Net	$(465,021)	$30,254	1637%

Income before Taxes	$41,775,813	$30,607,411	36%

Income Taxes	$(11,184,398)	$(8,211,939)	36%

Net Income	$30,591,415	$22,395,472	37%

Basic and Diluted Earnings Per Share	$1.00	$0.90

Net Revenue   Net revenue was $110,276,908 in fiscal year 2009, an increase of $22,788,574 (or approximately 26%) as compared to fiscal year 2008. This increase was primarily attributable to the growth (i) in our bromine and crude salt segment with revenue increasing from $63,664,156 for fiscal year 2008 to $74,330,586 for fiscal year 2009, an increase of approximately 17%; and (ii) in our sales of chemical products, which increased from $ 23,824,178 for fiscal year 2008 to $35,946,322 for fiscal year 2009, an increase of approximately 51%.

The increase in the net revenue of bromine and crude salt was primarily due to the net effect of (i) the increase in sales volume arising from the increase in production capacity after the asset acquisitions made in January of 2009 and in September of 2009, which are now in full operation; and (ii) the decrease in average selling price of both bromine and crude salt. As the demand for bromine always exceeded the supply available, the increase in production of the Company contributed to the increase in sales in the current year. Among the total increase of net revenue, $7,145,507 was due to the asset acquisitions.  The increase in the net revenue of our chemical products was due to the introduction of new environmental friendly additive products which was in operation since September 2008, solid lubricant and polyether lubricant, for use in oil and gas exploration in fourth quarter of 2009, and improvement of our pesticide intermediate products.

	Net Revenue by Segment				2009 vs. 2008
	Year Ended		Year Ended		Percent Increase
	December 31, 2009		December 31, 2008		of Net Revenue
Segment		Percent of total		Percent of total
Bromine and Crude salt	$74,330,586	67%	$63,664,156	73%	17%
Chemical Products	$35,946,322	33%	$23,824,178	27%	51%
Total sales	$110,276,908	100%	$87,488,334	100%	26%

	Years Ended December 31		Percentage Change
Bromine and crude salt segment product sold in tonnes	2009	2008	Increase/(Decrease)
Bromine	34,930	28,673	21.8%

Crude Salt	356,839	66,500	436.6%

The proportion of our total net revenue represented by bromine and crude salt in fiscal year 2009 decreased as compared to the same period in 2008 as a result of fast growth in chemical production segment.  Although net revenue in both segments grew, the growth of sales of bromine and crude salt was lower than that of our chemical products operations mainly due to the introduction of new environmental friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration in fourth quarter of 2009, and improvement of our pesticide intermediate.

Cost of Net Revenue Cost of net revenue reflects the raw materials consumed, direct salaries and benefits, electricity and other manufacturing costs. Our cost of net revenue was $61,402,820 in fiscal year 2009, an increase of $9,100,735 (or approximately 17%) from the cost of net revenue in fiscal year 2008.  The rate of increase for cost of net revenue was lower than the increase rate of sales due to the cost inflation rate was lower than the increase rate of selling price.

Gross Profit

	Years Ended December 31
	2009	% of Net revenue	2008	% of Net revenue
Cost of net revenue	$61,402,820	55.7%	$52,302,085	59.8%
Gross Profit	$48,874,088	44.3%	$35,186,249	40.2%

Our gross profit rate increased from 40.2% in 2008 to 44.3% in 2009 due to an increase in our net revenue by 26% in 2009 compared to 2008, which enabled us to leverage our fixed costs.  The increase was also due to the fact that increases in our selling prices were higher than increases in the rate of inflation in the PRC in 2009, because the demand exceeded the supply of bromine in the China domestic market.

Research and Development Costs Research and development costs result from a five year agreement entered into by SYCI and East China University of Science and Technology in June 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry.  All research findings and patents developed by this Center will belong to Gulf Resources. The research and development costs incurred for the year ended December 31, 2009 and 2008 was $500,406 and $514,780, respectively.

General and Administrative Expenses General and administrative expenses were $6,111,136 in fiscal year 2009, an increase of $2,016,824 (or approximately 49%) from the general and administrative expenses of $4,094,312 during fiscal year 2008. This increase in general and administrative expenses was primarily due to an expense in the amount of $1,367,156 related to a warrant issued to the placement agent in our December 2009 private placement and expenses in the amount of $ 227,478 relating to our listing on Nasdaq in October 2009.

Income from Operations

	Income from Operations by Segment
	Year Ended December 31, 2009		Year Ended December 31, 2008
		Percent of total		Percent of total
Segments:
Bromine and Crude salt	$32,954,828	72%	$24,663,244	75%
Chemical Products	12,530,417	28%	8,121,203	25%
Income from operations before corporate costs	45,485,245	100%	32,784,447	100%
Corporate costs	(3,244,411)		(2,207,290)
Income from operations	$42,240,834		$30,577,157

Income from operations was $42,240,834 in fiscal year 2009 (or 38.3% of net revenue), an increase of $11,663,677 (or approximately 38%) over income from operations in fiscal year 2008. This increase resulted primarily from the increase in revenues and relatively lower increase in cost of net revenue as shown above. This increase resulted from increases in income from operations in both the bromine and crude salt, and the chemical products segments of the Company. In fiscal year 2009, income from operations in the bromine and crude salt segment was $32,954,828, an increase of 34% from $24,663,244 in fiscal year 2008. In fiscal year 2009, income from operations in the chemical products division was $12,530,417, an increase of 54% from income from operations in this division of $8,121,203 in fiscal year 2008. The increase in the income from operations of bromine and crude salt was primarily as a result of the assets acquisitions as well production capacity expansion. The increase in the income from operations of our chemical products was due to the new product of friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration in fourth quarter of 2009, and improvement of our pesticide intermediate.

Other Income (Expense) Other expense was $465,021 for fiscal year 2009, an increase of $495,275 from the other income of $30,254 for fiscal year 2008. This increase was primarily due to the loss from disposal of property, plant and equipment. During the year ended December 31, 2009, a loss on disposal of property, plant and equipment of $528,749 was resulted because the property, plant and equipment being disposed of were specialized equipment used in the bromine producing industry in which there are a few suppliers and second-hand market is not active, resulting in low second-hand price.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, cash and cash equivalents were $68,494,480 as compared to $45,536,735 as of December 31, 2009.  The components of this increase of $22,957,745 are reflected below.

Statement of Cash Flows

	Years Ended December 31
	2010	2009
Net cash provided by operating activities	$57,999,451	$39,820,378
Net cash used in investing activities	$(39,084,512)	$(38,244,301)
Net cash provided by financing activities	$2,210,919	$13,073,463
Effects of exchange rate changes on cash and cash equivalents	$1,831,887	$9,151
Net cash inflow	$22,957,745	$14,658,691

For the fiscal year 2010 and 2009, the Company met its working capital and capital investment requirements mainly by using cash flows from operations. The Company intends to continue to explore opportunities relating to bromine asset purchases.

Net Cash Provided by Operating Activities

During the year ended December 31, 2010, we had positive cash flow from operating activities of $57,999,451, primarily attributable to net income of $51,283,320.  Net cash provided by operating activities in 2010 increased by $18,179,073 from that of 2009.  The primary source of this increment was due to the increase in net income. As a result of increasing demand for bromine and crude salt in the China market, the selling price per tonne of bromine and crude salt for fiscal year 2010 increased by approximately 57% and 35% respectively, over fiscal year 2009.

Net Cash Used In Investing Activities and Provided by Financing Activities

We used approximately $7 million cash for the construction of waste water chemical additives line during fiscal year 2010. We used another approximately $14 million cash for the acquisition of bromine assets in June of 2010. We also used approximately $7 million to build new channels and wells for bromine facilities during the fiscal year 2010. In late December 2010, we used approximately $11 million cash to acquire a crude salt field. These projects were financed by opening cash balances as of January 1, 2010, proceeds from one of the placees of approximately $2.2 million from a private placement and cash generated from operations during fiscal year 2010.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months. However we will likely need to raise additional capital in order to fund the ongoing program of acquiring unlicensed bromine properties, increasing our chemical production capacity and developing new production line of wastewater treatment additives.  We expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions or a combination of both.  There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Working capital at December 31, 2010 was approximately $79.8 million at December 31, 2010 as compared to approximately $51.7 million at December 31, 2009. The increase was mainly attributable to the cash provided by operating activities during fiscal year 2010.

We had available cash of approximately $68.5 million at December 31, 2010, most of which are in highly liquid current deposits with no or little interest rate. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, and we do not anticipate paying cash dividends in the foreseeable future.

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

As of December 31, 2010, we have committed approximately $17,516,000 for (1) a 20-year capital lease of a real property adjacent to Factory No. 1, with the related production facility, the land and pipelines, other production equipment and the buildings located on the property, with an annual payment of approximately $755,000 up to December 31, 2030, aggregating $15,100,000; and (2) an extension construction of buildings and plant and machinery in Factory No. 1, of approximately $2,416,000. This capital lease commitment of $17,516,000 is included in the table shown below.

We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. We may effect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.

Contractual Commitments

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2010.

Contractual Obligations		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	9,601,175	61,445	216,186	226,994	9,096,550
Capital Lease Obligations	15,100,000	755,000	1,510,000	1,510,000	11,325,000
Purchase Obligations	2,416,000	2,416,000	-	-	-
Contract for R&D expenses	500,000	500,000	-	-	-
Total	27,617,175	3,732,445	1,726,186	1,736,994	20,421,550

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

(b)           Accounts Receivable and Allowance of Doubtful Accounts

Accounts receivable is stated at cost, net of allowance for doubtful accounts. We established an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and we consider the historical level of credit losses and apply certain percentage to accounts receivable balance. We make judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

As of December 31, 2010 and 2009, allowance for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2010, 2009 and 2008.

(c)           Property, Plant and Equipment

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

Our depreciation and amortization policies on property, plant and equipment other than mineral rights and construction in progress are as follows:

Useful life (in years)
Buildings	20
Machinery	8
Motor vehicles	5
Equipment	8

(d)           Asset Retirement Obligation

We follow FASB ASC 410, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. FASB ASC 410 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded.

Currently, there are no reclamation or abandonment obligations associated with the land being utilized for exploitation.

(e)           Recoverability of Long Lived Assets

Long-lived and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We are not aware of any events or circumstances which indicate the existence of an impairment which would be material.

(f)           Mineral Rights

We follow FASB ASC 805 that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

(g)           Revenue Recognition

We recognize revenue, net of value added tax, when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

(h)           Income Taxes

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

(i)           Stock-based compensation

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

The Company is exposed to credit risk from its cash at bank and fixed deposits and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the Renminbi (“RMB”) against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has no longer been pegged to the U.S. Dollar at a constant exchange rate. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in RMB, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Most of the transactions of the Company are settled in RMB and U.S. dollars. In the opinion of the directors, the Company is not exposed to significant foreign currency risk.

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

Item 8. Financial Statements and Supplementary Data (in thousand).

	March 31	June 30	September 30	December 31	Total
Fiscal Year 2010
Operating revenue	$29,693	$46,752	$44,758	$37,132	$158,335
Operating income	$11,055	$21,878	$19,842	$16,098	$68,873
Net income	$7,992	$16,426	$14,865	$12,000	$51,283
Basic earnings per share	$0.23	$0.47	$0.43	$0.35	$1.48
Diluted earnings per share	$0.23	$0.47	$0.43	$0.35	$1.48
Operating income as a percentage of operating revenues	37.2%	46.8%	44.3%	43.4%	43.5%

	March 31	June 30	September 30	December 31	Total
Fiscal Year 2009
Operating revenue	$23,634	$29,591	$27,667	$29,385	$110,277
Operating income	$8,868	$12,024	$11,138	$10,211	$42,241
Net income	$6,533	$8,972	$8,328	$6,759	$30,592
Basic earnings per share	$0.23	$0.29	$0.27	$0.21	$1.00
Diluted earnings per share	$0.23	$0.29	$0.27	$0.21	$1.00
Operating income as a percentage of operating revenues	37.5%	40.6%	40.3%	34.7%	38.3%

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 and 2008

C O N T E N T S

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 – F-4

CONSOLIDATED BALANCE SHEETS	F-5

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-8 – F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-10 – F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gulf Resources, Inc.

We have audited Gulf Resources, Inc. (the "Company")’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain effective controls over the identification of related parties and the disclosure of related party transactions in the Company’s consolidated financial statements has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 16, 2011 on those consolidated financial statements.

In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

BDO Limited
Hong Kong, March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gulf Resources, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) and our report dated March 16, 2011 expressed an adverse opinion thereon.

BDO Limited
Hong Kong, March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Gulf Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity and cash flows of Gulf Resources, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for each of the year ended December 31, 2008, in conformity with  accounting principles generally accepted in the United States of America.

Morison Cogen LLP
Bala Cynwyd, Pennsylvania
March 12, 2009

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
Current Assets	2010	2009
Cash	$68,494,480	$45,536,735
Accounts receivable	21,542,229	14,960,002
Inventories	2,679,899	650,332
Prepayment and deposit	939,940	233,330
Prepaid land leases	42,761	46,133
Deferred tax asset	99,694	85,672
Other receivables	-	2,195,208
Total Current Assets	93,799,003	63,707,412
Property, plant and equipment, net	112,178,999	81,993,894
Prepaid land leases, net of current portion	743,022	721,862
Total Assets	$206,721,024	$146,423,168

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$6,419,735	$5,823,745
Retention payable	453,000	660,150
Due to a related party	-	1,190
Taxes payable	7,163,095	5,555,113
Total Current Liabilities	14,035,830	12,040,198
Total Liabilities	$14,035,830	$12,040,198

Stockholders’ Equity
PREFERRED STOCK ; $0.001 par value; 1,000,000 shares authorized none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,735,912 and 34,541,066 shares issued and outstanding as of December 31, 2010 and 2009, respectively	17,368	17,271
Additional paid-in capital	66,626,584	64,718,026
Retained earnings unappropriated	106,500,085	59,808,289
Retained earnings appropriated	10,271,293	5,679,769
Cumulative translation adjustment	9,269,864	4,159,615
Total Stockholders’ Equity	192,685,194	134,382,970
Total Liabilities and Stockholders’ Equity	$206,721,024	$146,423,168

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Years Ended December 31,
	2010	2009	2008
NET REVENUE
Net revenue	$158,335,023	$110,276,908	$87,488,334

OPERATING EXPENSES
Cost of net revenue	(80,254,759)	(61,402,820)	(52,302,085)
Sales, marketing and other operating expenses	(136,364)	(21,712)	-
Research and development cost	(2,200,291)	(500,406)	(514,780)
General and administrative expenses	(6,871,091)	(6,111,136)	(4,094,312)
	(89,462,505)	(68,036,074)	(56,911,177)

INCOME FROM OPERATIONS	68,872,518	42,240,834	30,577,157

OTHER INCOME (EXPENSES)
Interest expense	(1,052)	(17,078)	(60,111)
Interest income	242,988	80,805	94,129
Sundry income (expenses)	223,715	(528,748)	(3,764)
	465,651	(465,021)	30,254
INCOME BEFORE TAXES	69,338,169	41,775,813	30,607,411

INCOME TAXES	(18,054,849)	(11,184,398)	(8,211,939)

NET INCOME	$51,283,320	$30,591,415	$22,395,472

COMPREHENSIVE INCOME:
NET INCOME	51,283,320	30,591,415	22,395,472
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	5,110,249	(183,595)	2,494,763

COMPREHENSIVE INCOME	$56,393,569	$30,407,820	$24,890,235

EARNINGS PER SHARE
BASIC	$1.48	$1.00	$0.90
DILUTED	$1.48	$1.00	$0.90

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	34,614,667	30,698,824	24,917,211
DILUTED	34,675,329	30,701,697	24,917,211

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Expressed in U.S. dollars)

	Number of shares	Common stock	Additional paid-in capital	Statutory common reserve	Retained earnings	Cumulative translation adjustment	Total
		$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2007	24,917,211	12,459	11,961,991	1,321,893	11,323,518	1,848,447	26,468,308

Translation adjustment	-	-	-	-	-	2,494,763	2,494,763
Waiver of accrued interest	-	-	131,533	-	-	-	131,533
Issuances of warrants for consulting expenses	-	-	979,144	-	-	-	979,144
Transfer to statutory common reserve fund	-	-	-	1,901,525	(1,901,525)	-	-
Net income for year ended December 31, 2008	-	-	-	-	22,395,472	-	22,395,472
BALANCE AT DECEMBER 31, 2008	24,917,211	12,459	13,072,668	3,223,418	31,817,465	4,343,210	52,469,220

Translation adjustment	-	-	-	-	-	133,789	133,789
Common stock issued for settlement of stockholder’s notes payable	5,250,000	2,625	21,284,868	-	-	-	21,287,493
Common stock issuance for acquiring assets	1,432,341	716	6,027,872	-	-	-	6,028,588
Issuance of warrants to non-employees	-	-	1,415,772	-	-	-	1,415,772
Issuance of stock options to employees	-	-	606,468	-	-	-	606,468
Net income for year ended December 31, 2009	-	-	-	-	30,591,415	-	30,591,415
Private placement	2,941,182	1,471	23,498,569	-	-	-	23,500,040
Fractional shares upon reverse stock split	332	-	-	-	-	-	-
Transfer to statutory common reserve fund	-	-	-	2,456,351	(2,456,351)	-	-
Reclassification adjustment	-	-	(1,188,191)	-	(144,240)	(317,384)	(1,649,815)
BALANCE AT DECEMBER 31, 2009	34,541,066	17,271	64,718,026	5,679,769	59,808,289	4,159,615	134,382,970

Translation adjustment	-	-	-	-	-	5,110,249	5,110,249
Common stock issued for exercising stock options	108,405	54	17,946	-	-	-	18,000
Common stock issued for exercising warrants	15,881	8	(8)	-	-	-	-
Common stock issued for acquiring assets	70,560	35	608,192	-	-	-	608,227
Issuance of warrants to non-employees	-	-	193,428	-	-	-	193,428
Issuance of stock options to employees	-	-	1,089,000	-	-	-	1,089,000
Net income for year ended December 31, 2010	-	-	-	-	51,283,320	-	51,283,320
Transfer to statutory common reserve fund	-	-	-	4,591,524	(4,591,524)	-	-
BALANCE AT DECEMBER 31, 2010	34,735,912	17,368	66,626,584	10,271,293	106,500,085	9,269,864	192,685,194

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,283,320	$30,591,415	$22,395,472
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of warrants	-	-	979,144
Amortization of prepaid land leases	104,940	57,985	145,484
Depreciation and amortization	11,097,149	7,199,658	4,727,865
Allowance/(Reversal of allowance) for obsolete and slow-moving inventories	1,915	(9,182)	-
Loss from disposal of property, plant and equipment	1,289,407	528,749	-
Deferred tax asset	(11,272)	(82,166)	(3,448)
Stock-based compensation expense	1,282,428	2,022,240	-
Changes in assets and liabilities:
Accounts receivable	(6,016,376)	(3,283,341)	(7,203,377)
Inventories	(1,970,745)	(222,749)	49,955
Prepayment and deposit	(685,266)	(3,920)	(588,542)
Other receivables	2,307	353	-
Accounts payable and accrued expenses	429,441	1,075,519	1,788,969
Retention payable	(221,805)	659,745	-
Due to related parties	(1,190)	1,190	2,604,784
Taxes payable	1,415,198	1,284,882	-
Net cash provided by operating activities	57,999,451	39,820,378	24,896,306

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(100,315)	(72,411)	-
Proceeds from sales of property, plant and equipment	479,260	704,767	-
Purchase of property, plant and equipment	(39,463,457)	(38,876,657)	(17,365,195)
Net cash used in investing activities	(39,084,512)	(38,244,301)	(17,365,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	-	(1,650,000)	-
Repayment of stockholder’s notes payable	-	(50,000)	-
Proceeds from private placement	2,192,919	21,307,142	-
Proceeds from exercising stock options	18,000	-	-
Repayment of loan payable	-	(4,031,775)	4,023,250
Advances (to)/from related parties	-	(852,067)	852,105
Proceeds from notes and loan payable – related parties	-	-	10,240,800
Repayment to related parties	-	(1,649,837)	(3,843,675)
Net cash provided by financing activities	2,210,919	13,073,463	11,272,480

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,831,887	9,151	1,300,578
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,957,745	14,658,691	20,104,169
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	45,536,735	30,878,044	10,773,875
CASH AND CASH EQUIVALENTS - END OF YEAR	$68,494,480	$45,536,735	$30,878,044

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$16,917,029	$10,514,697	$6,813,943

Interest paid	$-	$-	$59,976
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Waiver of accrued interest	$-	$-	$131,533

Issuance of common stock for exercising stock options	$48	$-	$-

Issuance of common stock for exercising warrants	$8	$-	$-

Issuance of common stock for settlement of stockholder’s notes payable	$-	$21,287,493	$-

Issuance of stock options to employees	$1,089,000	$606,468	$-

Issuance of warrants to non-employees	$193,428	$1,415,772	$-

Issuance of common stock for acquiring property, plant and equipment	$608,227	$6,028,588	$-

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

The adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) did not result in significant effect in the accounting policies adopted by the Company.

All relevant share data have been adjusted retrospectively to reflect a 1-for-4 stock split effective on October 12, 2009.

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through SCHC, and manufactures chemical products for use in the oil industry and paper manufacturing industry through SYCI.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(c)           Basis of Consolidation

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiaries, Upper Class, a company incorporated in the British Virgin Islands, which owns 100% of HKJI, a company incorporated in Hong Kong, which owns 100% of SCHC and SYCI, which is 100% owned by SCHC.  All material intercompany transactions have been eliminated on consolidation.

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

(e)           Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with maturities of three months or less. Because of short maturity of these investments, the carrying amounts approximate their fair values.

(f)           Accounts Receivable and Allowance of Doubtful Accounts

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

As of December 31, 2010 and 2009, allowance for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2010, 2009 and 2008.

(g)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC which are not insured or otherwise protected. The Company placed $68,137,767 and $45,202,063 with these institutions as of December 31, 2010 and 2009, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

(h)           Inventories

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

(i)           Property, Plant and Equipment

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

The Company’s depreciation and amortization policies on property, plant and equipment other than mineral rights and construction in progress are as follows:

Useful life (in years)
Buildings	20
Machinery	8
Motor vehicles	5
Equipment	8

(j)           Asset Retirement Obligation

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

(k)           Recoverability of Long Lived Assets

Long-lived and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material.

(l)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $457,805, $270,324 and $151,005 for the years ended December 31, 2010, 2009 and 2008, respectively.

(m)           Mineral Rights

The Company follows FASB ASC 805 that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

(n)           Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the reporting currency is the United States dollar (“USD” or “$”).

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(n)           Reporting Currency and Translation (continued)

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

(o)           Foreign Operations

All of the Company’s operations and assets are located in PRC.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

(p)           Revenue Recognition

The Company recognizes revenue, net of value-added tax, when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

(q)           Income Taxes

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

(r)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of net revenue, which amounted to $567,686, $492,582 and $424,819 for the years ended December 31, 2010, 2009 and 2008, respectively.

(s)           Stock-based Compensation

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

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(t)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 14,250, 305,449 and 47,926 shares for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2010	2009	2008
Numerator
Net income	$51,283,320	$30,591,415	$22,395,472

Denominator
Basic: Weighted-average common shares outstanding during the year	34,614,667	30,698,824	24,917,211
Add: Dilutive effect of stock options	60,662	2,873	-
Diluted	34,675,329	30,701,697	24,917,211

Net income per share
Basic	$1.48	$1.00	$0.90
Diluted	$1.48	$1.00	$0.90

(u)           Recently adopted accounting pronouncements

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

(v)           Recently issued accounting pronouncements not yet adopted

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

NOTE 2 – ASSETS ACQUISITIONS

On January 8, 2008, the Company acquired substantially all of the assets owned by Xiaodong Yang in the Shouguang City Hanting  Area (the “Yangxiaodong property” or “Factory No. 6”).  The Yangxiaodong property includes a 47 years and 6 months (as of acquisition date) mineral rights and land lease covering 2,641 acres of real property, with 294 wells, as well as the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $9,722,222.

On January 7, 2009, the Company  acquired substantially all of the assets owned by Qiufen Yuan, Han Wang and Yufen Zhang in the Shouguang City Renjiazhuangzi Village North Area (the “Qiufen Yuan, Han Wang & Yufen Zhang property” or “Factory No. 7”). The Qiufen Yuan, Han Wang and Yufen Zhang property includes a 50-year land lease covering 1,611 acres of real property, with the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $10,615,000, consisting of $10,000,000 in cash and 375,000 shares of the Company’s Common Stock valued at $615,000 (fair value).

NOTE 2 – ASSETS ACQUISITIONS – Continued

On September 7, 2009, the Company acquired substantially all of the assets owned by Yuliang Gao, Han Wang and Qing Yang in the Shouguang City Yingli Township Beishan Village (the “Yuliang Gao, Han Wang & Qing Yang property” or “Factory No. 8”).  Fengxia Yuan acted as Attorney-in-Fact for one of the owners of Factory 8, Yuliang Gao, and entered into the acquisition agreement relating to Factory 8 on behalf of Yuliang Gao. The Yuliang Gao, Han Wang and Qing Yang property includes a 50-year land lease covering 2,723 acres of real property, with the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $16,930,548, consisting of $11,516,960 in cash and 1,057,342 shares of the Company’s Common Stock valued at $5,413,588 (fair value).

On June 7, 2010, the Company acquired substantially all of the assets owned by Jinjin Li and Qiuzhen Wang in the Shouguang City Yangkou Township Yangzhuang Village (the “Jinjin Li and Qiuzhen Wang property” or “Factory No. 9”). Jinjin Li was acting individually and as Attorney-in-Fact for four other owners of Factory 9, Yueliang Wang, Kunming Tian, Gaoming Tian and Zhiqiang Wei. The Jinjin Li and Qiuzhen Wang property includes a 50-year land lease covering 759 acres of real property, with the related production facility, the pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was $13,905,719, consisting of $13,297,492 in cash and 70,560 shares of the Company’s Common Stock valued at $608,227 (fair value).

On December 30, 2010, SCHC acquired substantially all of the assets owned by the State Operated Shouguang Qingshuibo Farm (the “Crude Salt Field”).  The Crude Salt Field includes a 30-year land lease covering 568 acres of crude salt field, as well as the related fixtures and facilities located on the crude salt field. The total purchase price for the Crude Salt Field was $11,023,000 in cash consideration.

Each of the bromine factories acquisitions described above was not in operation when the Company acquired the assets.  The owners of each of the bromine factories did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had previously been halted by the government.  With respect to Factory No. 6, the assets had not been operational for eighteen months; with respect to Factory No. 7, the assets had not been operational for twelve months; with respect to Factory No. 8, the assets had not been operational for thirteen months; with respect to Factory No. 9, the assets had not been operational for six months. The Crude Salt Field had not been in operation for six months. The Company recorded the above transactions as purchase of assets.

NOTE 3 – INVENTORIES

Inventories consist of:

	As of December 31,
	2010	2009

Raw materials	$769,817	$298,359
Finished goods	1,916,775	356,605
Allowance for obsolete and slow-moving inventories	(6,693)	(4,632)
	$2,679,899	$650,332

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. The prepaid land lease is amortized on a straight line basis. During the year ended December 31, 2010, amortization of prepaid land lease totaled $104,940, of which $104,349 and $591 were recorded as cost of net revenue and administrative expenses, respectively. During the year ended December 31, 2009, amortization of prepaid land lease totaled $57,985, of which $57,398 and $587 were recorded as cost of net revenue and administrative expenses, respectively.  During the year ended December 31, 2008, amortization of prepaid land lease totaled $15,574, of which $14,997 and $577 were recorded as cost of net revenue and administrative expenses, respectively.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships.  Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land.  The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 92.32 square kilometers of aggregate carrying value of $743,275 and approximately 89.28 square kilometers square meters of aggregate carrying value of $725,746 as at December 31, 2010 and 2009, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of December 31,
	2010	2009
At cost:
Mineral rights	$6,011,790	$5,840,594
Buildings	41,082,825	21,651,379
Plant and machinery	85,944,460	63,270,428
Motor vehicles	6,683	-
Furniture, fixtures and office equipment	3,850,525	3,602,676
Construction in progress	-	1,467,000
Total	136,896,283	95,832,077

Less: accumulated depreciation and amortization	(24,717,284)	(13,838,183)
Net book value	$112,178,999	$81,993,894

The Company has certain buildings erecting on parcels of land located in Shouguang, the PRC, and such parcels of land are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.  The Company could not obtain property ownership certificates covers certain properties of aggregate carrying value of $33,868,298 and aggregate carrying value of $16,324,259 as at December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, depreciation and amortization expense totaled $11,097,149 of which $10,236,230 and $860,919 were recorded as cost of net revenue and administrative expenses, respectively.

During the year ended December 31, 2009, depreciation and amortization expense totaled $7,199,658, of which $7,019,608 and $180,050 were recorded as cost of net revenue and administrative expenses, respectively.

During the year ended December 31, 2008, depreciation and amortization expense totaled $4,727,865, of which $4,584,072 and $143,793 were recorded as cost of net revenue and administrative expenses, respectively.

There were no impairment provisions made at December 31, 2010 and 2009.

In August 2009, the Company completed a sewage treatment project at a total cost of RMB45,000,000 (equivalent to $6,601,500).  A retention amount of $660,150, representing 10% of the total cost will be paid to Xuzhou Bishui Environmental Science Technology Co., Ltd. upon one year after the completion date.

In June 2010, the Company completed the construction of a production line for wastewater treatment chemical additives line at a total cost of RMB60,000,000 (equivalent to $8,838,000).  A retention amount of $453,000, representing 5% of the total cost will be paid to Shouguang City Shengkun Construction Co., Ltd. upon one year after the completion date.

NOTE 6 – OTHER RECEIVABLES

Other receivables include $2,192,920 receivable from an institutional investor for the private placement in December 2009. The amount was settled and the cash was received in January 2010.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2010	2009

Accounts payable	$5,661,329	$5,348,638
Salary payable	121,121	177,194
Social security insurance contribution payable	30,946	19,132
Other payable	606,339	278,781
Total	$6,419,735	$5,823,745

NOTE 8 – DUE TO A RELATED PARTY AND RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Years ended December 31,
	2010	2009	2008
Purchase of raw materials from a related party: -Shouguang Hongye Trading Company Limited (Note (a))	$3,628,986	$-	$-

Due to a related party consists of the following:
	As of December 31,
	2010	2009

Due to a key management (Note (b))	$-	$1,190

Note (a) -
Mr. Zhi Yang, a shareholder and son of the Chairman of the Company, had a 10% equity interest in Shouguang Hongye Trading Company Limited (“Hongye”) for the period from August 4, 2010 to December 2, 2010.  Since December 2, 2010, Mr. Zhi Yang has not had any ownership interest in Hongye.  Hongye is one of the major suppliers to the Company of sulfur, raw coal and various chemicals for the production of bromine and chemical products.  The outstanding payables to Hongye, which were included in accounts payable as at December 31, 2010, amounted to $1,146,810.  The products were sold to the Company by Hongye at market prices.

Note (b) -	The amount of $1,190 represented an advance from a member of a key management of the Company which is unsecured, and interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2010	2009

Income tax payable	$4,377,314	$3,079,233
Mineral resource compensation fee payable	486,585	333,928
Value added tax payable	1,031,525	1,115,316
Land use tax payable	966,397	793,010
Other tax payables	301,274	233,626
Total	$7,163,095	$5,555,113

NOTE 10 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of December 31, 2010 for SCHC and SYCI is 26% and 50% of its registered capital respectively.

NOTE 11 – COMMON STOCK

Effective October 12, 2009, the Company effected a one for four reverse stock split.  All shares and per share amount for all periods presented have been adjusted to reflect the reverse stock split.

In March 2009, the Company issued 5,250,000 shares of its common stock as payment for $21,287,493 of Notes and Loan Payable-Related Party.

NOTE 11 – COMMON STOCK – Continued

In March 2009, the Company issued 375,000 shares of its common stock, valued at $615,000, to acquire assets owned by Qiufen Yuan, Han Wang and Yufen Zhang.

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

In the fourth quarter of 2010, the Company issued 95,905 shares of its common stock based on the fair market prices of $8.3 - $11.8 upon the cashless exercise of 187,500 stock options granted to the Board members and employees.

NOTE 12 – STOCK-BASED COMPENSATION

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

In March 2009, the Company granted to 9 management staff (including 4 directors of the Company) options to purchase a total of 150,000 shares (25,000 for each of the executive directors, and 12,500 each for one non-executive independent director and 5 other management staff) of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The options were valued at $143,820 fair value, using the Black-Scholes option pricing model with assumed 174% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $143,820 was recognized as general and administrative expenses.

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

NOTE 12 – STOCK-BASED COMPENSATION – Continued

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

In February 2010, the Company granted to 8 management staff options to purchase 132,500 shares of the Company’s common stock at an exercise price of $8.25 per share and the options vested immediately. The options were valued at $995,539 fair value, using the Black-Scholes option pricing model with assumed 154% volatility, a three-year expiration term with expected tenor of 1.5 years, a risk free rate of 1.60% and no dividend yield. For the year ended December 31, 2010, $995,539 was recognized as general and administrative expenses.

In February 2010, the Company granted to the investor relations firm warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $12 per share and the warrants vested immediately. The warrants were valued at $193,428 fair value, using the Black-Scholes option pricing model with assumed 155% volatility, a four-year expiration term, a risk free rate of 1.60% and no dividend yield. For the year ended December 31, 2010, $193,428 was recognized as general and administrative expenses.

In November 2010, the Company granted to 2 independent directors options to purchase 25,000 shares of the Company’s common stock at an exercise price of $10.43 per share and the options vested immediately. The options were valued at $93,462 fair value, using the Black-Scholes option pricing model with assumed 76% volatility, a three-year expiration term with expected tenor of 1.5 years, a risk free rate of 0.30% and no dividend yield. For the year ended December 31, 2010, $93,462 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2009 and December 31, 2010.

	Number of Option and Warrants Outstanding	Number of Option and Warrants Vested	Range of Exercise Price per Common Share
Balance, January 1, 2009	325,000	112,500	$0.84 - $10.04
Granted or vested during the year ended December 31, 2009	426,471	513,970	$4.80 - $10.20
Forfeited during the year ended December 31, 2009	(250,000)	(124,999)	$10.04
Balance, December 31, 2009	501,471	501,471	$0.84 - $10.20
Granted or vested during the year ended December 31, 2010	182,500	182,500	$8.25 - $12.00
Exercised during the year ended December 31, 2010	(225,000)	(225,000)	$1.44 - $8.20
Forfeited during the year ended December 31, 2010	-	-	-
Balance, December 31, 2010	458,971	458,971	$0.84 - $12.00

Stock and Warrants Options Outstanding

	Outstanding and	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at December 31, 2010	Contractual Life (Years)	Currently Exercisable

$0.84-$12.00	458,971	2.22	$8.83

The weighted average grant-date fair values as at December 31, 2010 and 2009 were $8.83 and $6.84, respectively.

At December 31, 2010, the aggregate intrinsic value of the stock options and warrants was $75,647.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2010, 2009 and 2008, and management believes that its earnings are permanently invested in the PRC. As of December 31, 2010 and 2009, the accumulated undistributed PRC earnings are $129,338,559 and $75,096,727, respectively.

(b)           BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended 31 December 31, 2010, 2009 and 2008.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the years.  The applicable statutory tax rates for the years ended December 31, 2010, 2009 and 2008 are 16.5%.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC and SYCI in the PRC is charged at 25% of the assessable profits.

The components of the provision for income taxes from continuing operations are:

	Years ended December 31,
	2010	2009	2008

Current taxes – PRC	$18,066,297	$11,266,564	$8,215,387
Deferred tax – PRC	(11,448)	(82,166)	(3,448)
	$18,054,849	$11,184,398	$8,211,939

The effective income tax expenses differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2010	2009	2008

Statutory income tax rate	25%	25%	25%
Non-deductible items and under-provision in prior year	1%	2%	2%
Effective tax rate	26%	27%	27%

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

NOTE 13 – INCOME TAXES – Continued

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2010, the Company has not recorded any WHT on the cumulative amount of undistributed retained earnings of approximately $103.9 million of its foreign invested enterprises in China.

As of December 31, 2010 and 2009, the Company had US federal net operating loss (“NOL”) of approximately $23 million and $20 million available to offset against future federal income tax liabilities, respectively.  NOL can be carried forward up to 15 years from the year the loss is incurred. NOL of approximately $11 million will expire at the beginning of 2014. The Company believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,674	$1,158
Property, plant and equipment	98,020	81,437
US federal net operating loss	7,698,225	6,692,426
Other assets	-	3,077

Total deferred tax assets	7,797,919	6,778,098

Valuation allowance	(7,698,225)	(6,692,426)

Net deferred tax asset	$99,694	$85,672

Current deferred tax asset	$99,694	$85,672
Long-term deferred tax asset	$-	$-

There was no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2010 and 2009.

Tax returns filed regarding tax years from 2004 through 2010 are subject to review by the respective tax authorities.

NOTE 14 – BUSINESS SEGMENTS

The Company has three reportable segments:  bromine, crude salt and chemical products.  Because the Company’s total assets for crude salt production as at December 31, 2010 and the amount of reported profit from sales of crude salt for the year ended December 31, 2010 exceeded the 10% threshold of all of the Company’s total assets and operating profit, respectively, the Company established a third segment for crude salt for the year ended December 31, 2010.  Certain comparative segment information of crude salt for the years ended December 31, 2009 and 2008 were not presented below as the necessary information are not available and the Company considered that the cost to develop such information would be excessive.

Year Ended December 31, 2010	Bromine	Crude Salt	Chemical Products	Segment Total	Corporate	Total

Net revenue	$99,211,812	$14,971,774	$44,151,437	$158,335,023	$-	$158,335,023
Income (loss) from operations	48,250,896	11,360,476	12,218,613	71,829,985	(2,957,467)	68,872,518
Income taxes	12,943,451	2,040,287	3,071,111	18,054,849	-	18,054,849
Total assets	128,513,686	39,696,781	38,153,844	206,364,311	356,713	206,721,024
Depreciation and amortization	7,570,660	1,286,253	2,240,236	11,097,149	-	11,097,149
Capital expenditures	19,458,955	13,712,849	7,483,230	40,655,034	-	40,655,034

	Bromine
Year Ended	and Crude	Chemical	Segment
December 31, 2009	Salt*	Products	Total	Corporate	Total

Net revenue	$74,330,586	$35,946,322	$110,276,908	$-	$110,276,908
Income (loss) from operations	32,954,828	12,530,417	45,485,245	(3,244,411)	42,240,834
Income taxes	8,051,868	3,132,530	11,184,398	-	11,184,398
Total assets	115,621,458	28,274,118	143,895,576	2,527,592	146,423,168
Depreciation and amortization	6,048,995	1,150,663	7,199,658	-	7,199,658
Capital expenditures	36,066,805	8,838,440	44,905,245	-	44,905,245

*	Net revenue for bromine and crude salt amounted to $63,679,888 and $10,650,698, respectively for the year ended December 31, 2009. Other separate segment information not available

	Bromine
Year Ended	and Crude	Chemical	Segment
December 31, 2008	Salt*	Products	Total	Corporate	Total

Net revenue	$63,664,156	$23,824,178	$87,488,334	$-	$87,488,334
Income (loss) from operations	24,663,244	8,121,203	32,784,447	(2,207,290)	30,577,157
Income taxes	6,180,353	2,031,586	8,211,939	-	8,211,939
Total assets	67,868,644	20,899,118	88,767,762	591,704	89,359,466
Depreciation and amortization	4,123,131	604,734	4,727,865	-	4,727,865
Capital expenditures	10,529,286	6,835,909	17,365,195	-	17,365,195

*	Net revenue for bromine and crude salt amounted to $61,373,978 and $2,290,178, respectively for the year ended December 31, 2008. Other separate segment information not available

	Years ended December 31,
Reconciliations	2010	2009	2008

Total segment operating income	$71,829,985	$45,485,245	$32,784,447
Corporate overhead expenses	(2,957,467)	(3,244,411)	(2,207,290)
Other income (expense), net	465,651	(465,021)	30,254
Income tax expense	(18,054,849)	(11,184,398)	(8,211,939)

Total consolidated net income	$51,283,320	$30,591,415	$22,395,472

NOTE 14 – BUSINESS SEGMENTS – Continued

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2010.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$13,106	$3,634	$-	$16,740	10.6%

TOTAL		$13,106	$3,634	$-	$16,740	10.6%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2009.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$9,533	$1,940	$-	$11,473	10.4%
2	Shouguang City Rongyuan Chemical Company Limited	$9,448	$1,991	$-	$11,439	10.4%

TOTAL		$18,981	$3,931	$-	$22,912	20.8%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2008.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$8,912	$-	$-	$8,912	10.2%

TOTAL		$8,912	$-	$-	$8,912	10.2%

NOTE 15 – MAJOR SUPPLIERS

During the year ended December 31, 2010, the Company purchased 89.1% of its raw materials from its top five suppliers.  At December 31, 2010, amounts due to those suppliers included in accounts payable were $5,126,619.  During the year ended December 31, 2009, the Company purchased 49.5% of its raw materials from its top five suppliers.  At December 31, 2009, amounts due to those suppliers included in accounts payable were $4,016,890. During the year ended December 31, 2008, the Company purchased 64.4% of its raw materials from its top five suppliers.  At December 31, 2008, amounts due to those suppliers included in accounts payable were $1,591,252. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2010, the Company sold 41.7% of its products to its top five customers. At December 31, 2010, amount due from these customers were $10,226,812. During the year ended December 31, 2009, the Company sold 40.1% of its products to its top five customers. At December 31, 2009, amount due from these customers were $5,449,638. During the year ended December 31, 2008, the Company sold 42.7% of its products to its top five customers.  At December 31, 2008, amount due from these customers was $4,221,415. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable, other receivables, other payables and balance due to a related party, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2010 and 2009.

NOTE 18 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER AND RESEARCH FOR NEW PRODUCTION LINE

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

Since the second quarter of 2010, the Company’s wholly-owned subsidiary, SYCI conducted research for the new production line of wastewater treatment additives, the purpose of which is for the testing of the manufacturing routine and samples. The research and development expense incurred for the new production line from outside parties and the use of SCHC’s products during the year ended December 31, 2010 were $847,919 and $848,990, respectively.

The research and development expense recognized in the income statements during the years ended December 31, 2010, 2009 and 2008 were $2,200,291, $500,406 and $514,780, respectively.

NOTE 19 – REVERSE STOCK SPLIT

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

NOTE 20 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of December 31, 2010, the Company has committed approximately $17,516,000 for (1) a 20-year capital lease of a real property adjacent to Factory No. 1, with the related production facility, the land, pipelines, other production equipment and the buildings located on the property, with an annual payment of approximately $755,000 up to December 31, 2030, aggregating $15,100,000; and (2) an extension construction of buildings and plant and machinery of approximately $2,416,000. This capital lease commitment of $17,516,000 is included in the table shown below.

The Company has leased three pieces of land under non-cancelable operating leases, which are fixed in rentals and expire through February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases. The following table sets forth the Company's contractual obligations as of December 31, 2010:

On June 11, 2007, the Company entered into a five-year agreement with East China University of Science and Technology to establish a Co-Op Research and Development Center with an annual payment of $500,000. The following table sets forth the Company’s contractual obligations as of December 31, 2010:
Contractual Obligations		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	9,601,175	61,445	216,186	226,994	9,096,550
Capital Lease Obligations	15,100,000	755,000	1,510,000	1,510,000	11,325,000
Purchase Obligations	2,416,000	2,416,000	-	-	-
Contract for R&D expenses	500,000	500,000	-	-	-
Total	27,617,175	3,732,445	1,726,186	1,736,994	20,421,550

Rental expense amounted to $104,940, $42,102 and nil were charged to the income statements for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 21 – LEGAL PROCEEDINGS

The Company recently retained Loeb & Loeb LLP to act as litigation counsel in connection with 5,250,000 shares of the Company’s Common Stock (the “Shares”) pledged as collateral for certain loans from War Chest Capital Multi-Strategy Fund LLC, War Chest Capital Partners, LLC and/or a War Chest related entity (collectively, “War Chest”) to Top King Group Limited (“Top King”), Billion Gold Group Limited (“Billion Gold”), and Topgood International Limited (“Topgood”) (collectively, the “Holders”).

NOTE 21 – LEGAL PROCEEDINGS – Continued

In connection with the Amendment Agreement dated January 24, 2009 by and among the Company, SCHC, China Finance, Inc., Shenzhen Hua Yin Guaranty and Investment Limited Liability Corporation (the “Shenzhen Hua Yin”) and the Holders, the Company entered into a Lock-up Agreement dated as of May 10, 2009 (the “Lock-up Agreement”) with the Holders and the following shareholders of the Company:  Ming Yang, the Company’s Chairman, Wenxiang Yu, the wife of Mr. Yang, Zhi Yang, the son of Mr. Yang and Ms. Yu and Shandong Haoyuan Industry Group Ltd., of which Mr. Yang is the controlling shareholder, chief executive officer and a director (each a “Shareholder” and collectively, the “Shareholders”).

Under the Lock-up Agreement, the Holders and Shareholders agreed that they have not and will not sell in a public transaction on the Over the Counter Bulletin Board or on a national stock exchange, as the case may be, any shares of the Company’s common stock that the Holders and Shareholders presently own or may acquire on or after May 10, 2009 (the “Lock-Up Shares”) during the period commencing on May 10, 2009 and expiring on March 9, 2011 (the “Lock-up Period”).  However, each Holder and Shareholder has a right, solely in a private transaction, to assign, trade, transfer, hypothecate, or pledge the Lock-Up Shares, provided that in the case of a proposed private transaction by a Holder: (i) the Holder complies with the provision of a right of first refusal; and (ii) the transferee in such private transaction, agrees to enter into the Lock-up Agreement prior to the Lock-Up Shares being transferred to them.

In addition, subject to compliance with Rule 144 under the Securities Act of 1933 (“Rule 144”), each Holder further agreed in each month of the next twelve months following the Lock-up Period not to transfer shares of the Company’s common stock in an amount greater than two percent (2%) of the total shares of the Company’s common stock issued and outstanding in a public transaction, and each Shareholder further agreed in each month of the next twelve months following the Lock-up Period not to transfer shares of the Company’s common stock in an amount greater than one percent (1%) of the total shares of Common Stock issued and outstanding of the Company.

In March of 2010, the Company’s legal counsel was contacted by the Holders’ legal counsel with a request that the Holders be allowed to pledge the Shares to War Chest as part of a loan transaction (the “Loan”).  On March 11, 2010, War Chest’s legal counsel provided a letter confirming that War Chest agreed to abide by the terms of the Lock-up Agreement with respect to the Shares.  The Company believes that on or about March 17, 2010 the Shares were transferred from the name of the Holders to War Chest as collateral for the Loans.

Based on a Form 3 filed by HAP Trading, LLC (“HAP”) with the Securities and Exchange Commission (“SEC”) on November 10, 2010, the Company understood that, at least as of that date, HAP held a European Call FLEX Option on the Shares (“Option”).  The Option permitted HAP to purchase a total of 5,730,000 shares of Gulf Resources stock (representing approximately 15% of the total outstanding shares of such stock) for $0.125 each.  Based on discussions with War Chest’s legal counsel, the Company was informed that War Chest had used the Shares to create the Option.

After seeking—and not receiving—written assurances from War Chest that it did not intend to violate the Lockup Agreement, the Company commenced a litigation against War Chest and HAP by filing a Summons and Complaint in the Supreme Court of the State of New York, New York County, on January 20, 2011.  The Summons and Complaint alleges that the Shares are subject to the Lockup Agreement and that War Chest and HAP are bound by the terms of the Lockup Agreement.  The lawsuit seeks a court order prohibiting the sale or transfer of the Shares in violation of the Lockup Agreement, attorney’s fees, and other relief.

On January 26, 2011, HAP filed a Form 4 with the SEC disclosing that it had exercised the Option on February 21, 2011 and had taken possession of the Shares.  On February 15, 2011, HAP filed an additional Form 4/A disclosing that it had sold 280,000 shares of Gulf Resources common stock on February 15, 2011 at $9.28 per share, and an additional 372,809 shares at $9.358 in “open market stock sales during the period 01/26/2011 to 02/15/2011”.  The form indicates that as of February 15, 2011, HAP was beneficial owner of only 4,917,046 shares of Gulf Resources common stock, and it also indicates that HAP has purchased an additional Call Option to purchase 699,900 shares of Gulf Resources Common stock at $10 per share, exercisable from February 15, 2011 through April 15, 2011.  On February 14, 2011 HAP filed a Motion to Dismiss the Company’s complaint as to HAP only.  That Motion remains pending and is set for hearing on March 15, 2011.

NOTE 22 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from December 31, 2010 to the date which our financial statements have been issued and were available to be issued, and has concluded that no material subsequent events have occurred since December 31, 2010 that required recognition or disclosure in our current year financial statements. Subsequent events that may occur after the date of issue of financial statements have not been evaluated.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Previous Independent Accountants

On February 10, 2010, we dismissed Morison Cogen LLP (“M&C”), as our independent accountant. The reports of M&C, on our financial statements for the fiscal year 2008 contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent accountants was approved by our Audit Committee on February 9, 2010.

During our fiscal year 2008 and through February 10, 2010, we have had no disagreements with M&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&C, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure  We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon their evaluation and the identification of one material weakness in our internal control over financial reporting, as further discussed below under “Management’s Report on Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company did not maintain, in all material respect, effective disclosure controls and procedures in timely alerting it to material information to be disclosed in its periodic reports under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting  We have engaged an internal control consultant to assist the Company with an independent assessment of the managerial, operations and internal controls of the Company, covering the areas of the Company’s Corporate Controls, Anti-Fraud Program, Financial Reporting and Disclosure Controls, and to provide recommendations to improve identified internal control weaknesses. The consultant commenced its field work in September 2010 and an interim report was issued with recommendation for improvement areas identified. These improvement areas were considered by the Company’s management as enhancement to the Company’s existing controls and not related to any significant deficiencies. A follow up assessment was conducted in February 2011, based on which the Company has put in place measures to improve its internal controls in relation to the improvement areas identified by the consultant.

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

Although management did not timely file its Current Report on Form 8-K relating to a property and building lease contract entered into by the Company on November 5, 2010, management does not believe that such omission is a material weakness in its disclosure controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has concluded that the Company had a material weakness regarding its failure to maintain effective controls over the identification of related parties and the disclosure of related party transactions in the Company’s consolidated financial statements.

During the preparation of our financial statements contained in this Annual Report, the auditor identified that Mr. Zhi Yang, a shareholder and the son of the Chairman of the Company, had a 10% equity interest in one of our suppliers, namely, Shandong Shouguang Hongye Trading Company Limited (“Hongye”), for the period from August 4, 2010 to December 2, 2010.  The Chairman explained that the supplier intended to maintain a long-term relationship with the Company and hence invited Mr. Zhi Yang to be a shareholder of the supplier, without notifying the Chairman or any of the Company’s officers and directors. After identified such relationship, management further investigated all transactions with this supplier during the year and concluded that the transactions during the periods of Mr. Zhi Yang’s equity ownership in Hongye were transacted at market prices with good product quality and that there was no impact on the Company as a whole.

Accordingly, management concluded that the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010 because of one material weakness as stated above.

As a result of this conclusion, management started to formulate and implement a program to remedy the material weakness described above. We also expect to increase the areas to be reviewed and discussed with the Board of Directors.  As of the date of this report, we have taken the following steps to continue to improve our disclosure controls and procedures:

●	We will continue to educate our management personnel to comply with the related party disclosure requirements of the Exchange Act and Regulation S-K; and
●	We will increase management oversight to timely report any related party transactions in the future.

Currently, before accepting a new supplier, customer or a cooperative partner, we intend to carry out acceptance procedures to review the relationship of shareholders, officers and directors from each party as part of our internal control procedures to identify any related-party relationship.  For any identified related party relationship, we intend to pay particular attention to monitor the products’ quality and contracted prices and to maintain a database for timely disclosures purpose.

Attestation Report of the Registered Public Accounting Firm  See Page F-2 of this Form 10-K for the Report of Independent Registered Public Accounting Firm, BDO Limited, on our effectiveness of internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2011 annual meeting of stockholders (the “2011 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2011 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2011 Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions, and Director Independence” and “Election of Directors — Board Meetings and Committees” in the 2011 Proxy Statement and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Audit Committee Report” in the 2011 Proxy Statement and incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

3.8
Amendment to Restated Certificate of Incorporation, filed with the Secretary of the State of Delaware on October 6, 2009, effecting a reverse stock split, incorporated herein by reference to Appendix C to the Registrant’s Schedule 14A filed on July 30, 2009.

3.9	By-laws, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-46580) declared effective on November 18, 1992.

10.1
Lock-up Agreement by and among the Registrant, Top King Group Limited, Billion Gold Group Limited, Topgood International Limited, Ming Yang, Wenxiang Yu, Zhi Yang and Shandong Haoyuan Industry Group Ltd., dated  May 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2009.

10.2
Asset Purchase Agreement by and among the Registrant, Shouguang City Haoyuan Chemical Company Limited, Fengxia Yuan, Han Wang and Qing Yang, dated September 7, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2009.

10.3
 Securities Purchase Agreement by and among the Registrant and institutional investors dated December 11, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2009.

10.4
Registration Rights Agreement by and among the Registrant and institutional investors dated December 11, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2009.

10.5
Asset Purchase Agreement by and between Shouguang Haoyuan Chemical Co., Ltd., Jinjin Li, and Qiuzhen Wang dated June 7, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 3 on the Current Report on Form 8-K filed on February 22, 2011

10.6
Crude Salt Field Acquisition Agreement by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm dated December 30, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2011.

10.7
Attachment to the Crude Salt Field Acquisition Agreement by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm dated December 30, 2010, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 4, 2011

10.8
Lease Contract dated November 5, 2010 by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2011.

10.9
Supplementary Agreement dated March 1, 2011 by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2011.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

16.1	Letter of Morison Cogen LLP dated February 10, 2010, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2010.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2008.

23.1	Consent of BDO Limited.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: March 16, 2011	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 16, 2011
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 16, 2011
Min Li	Chief Financial Officer

/s/ Ming Yang		March 16, 2011
Ming Yang	Director

/s/ Naihui Miao		March 16, 2011
Naihui Miao	Director

/s/ Ya Fei Ji		March 16, 2011
Ya Fei Ji	Director

/s/ Yang Zou		March 16, 2011
Yang Zou	Director

/s/ Nan Li		March 16, 2011
Nan Li	Director

/s/ Shi Tong Jiang		March 16, 2011
Shi Tong Jiang	Director