Form 10-Q
period 2011-03-31
GULF RESOURCES, INC.
filed 2011-05-16
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 11, 2011, the registrant had outstanding 34,735,912 shares of common stock.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”) filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(UNAUDITED)

	March 31, 2011	December 31, 2010
Current Assets
Cash	$87,945,165	$68,494,480
Accounts receivable	27,532,548	21,542,229
Inventories	1,804,809	2,679,899
Prepayment and deposit	158,874	939,940
Prepaid land leases	42,207	42,761
Deferred tax asset	92,777	99,694
Total Current Assets	117,576,380	93,799,003
Property, plant and equipment, net	112,996,432	112,178,999
Property, plant and equipment under capital leases, net	3,860,986	-
Prepaid land leases, net of current portion	746,382	743,022
Total Assets	$235,180,180	$206,721,024

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$8,992,281	$6,419,735
Retention payable	457,560	453,000
Capital lease obligation, current portion	202,510	-
Taxes payable	9,617,640	7,163,095
Total Current Liabilities	19,269,991	14,035,830
Non-Current Liabilities
Capital lease obligation, net of current portion	3,700,361	-
Total Liabilities	$22,970,352	$14,035,830

Stockholders’ Equity
PREFERRED STOCK ; $0.001 par value; 1,000,000 shares authorized none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,735,912 and 34,735,912 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	17,368	17,368
Additional paid-in capital	69,764,584	66,626,584
Retained earnings unappropriated	120,865,084	106,500,085
Retained earnings appropriated	10,271,293	10,271,293
Cumulative translation adjustment	11,291,499	9,269,864
Total Stockholders’ Equity	212,209,828	192,685,194
Total Liabilities and Stockholders’ Equity	$235,180,180	$206,721,024

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2011	2010

NET REVENUE
Net revenue	$45,378,532	$29,693,418

OPERATING EXPENSES
Cost of net revenue	(20,591,384)	(16,235,499)
Sales, marketing and other operating expenses	(24,012)	(20,698)
Research and development cost	(180,337)	(125,202)
General and administrative expenses	(4,341,291)	(2,256,794)
	(25,137,024)	(18,638,193)

INCOME FROM OPERATIONS	20,241,508	11,055,225

OTHER INCOME (EXPENSE)
Interest expense	(42,216)	(174)
Interest income	76,044	53,761
Sundry income	22,785	21,998
INCOME BEFORE TAXES	20,298,121	11,130,810

INCOME TAXES	(5,933,122)	(3,138,674)
NET INCOME	$14,364,999	$7,992,136

COMPREHENSIVE INCOME:
NET INCOME	$14,364,999	$7,992,136
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	2,021,635	(19,734)
COMPREHENSIVE INCOME	$16,386,634	$7,972,402

EARNINGS PER SHARE:
BASIC	$0.41	$0.23
DILUTED	$0.40	$0.23

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	34,735,912	34,561,233
DILUTED	35,590,982	34,762,991

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

			Additional	Statutory		Cumulative
	Number	Common	paid-in	common	Retained	translation
	of shares	stock	capital	reserve	earnings	adjustment	Total
		$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2010	34,735,912	17,368	66,626,584	10,271,293	106,500,085	9,269,864	192,685,194

Translation adjustment	-	-	-	-	-	2,021,635	2,021,635
Issuance of warrants to non-employees	-	-	452,000	-	-	-	452,000
Issuance of stock options to employees	-	-	2,686,000	-	-	-	2,686,000
Net income for three-month period ended March 31, 2011	-	-	-	-	14,364,999	-	14,364,999
BALANCE AT MARCH 31, 2011	34,735,912	17,368	69,764,584	10,271,293	120,865,084	11,291,499	212,209,828

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,364,999	$7,992,136
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	41,715	-
Amortization of prepaid land leases	29,842	22,057
Depreciation and amortization	3,348,519	2,377,621
Stock-based compensation expense	3,138,000	1,188,966
Deferred tax asset	7,888	(1,609)
Changes in assets and liabilities:
Accounts receivable	(5,750,002)	772,311
Inventories	898,399	53,304
Prepayment and deposit	787,313	4,129
Accounts payable and accrued expenses	2,502,453	251,535
Taxes payable	2,372,754	(312,408)
Net cash provided by operating activities	21,741,880	12,348,042

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(24,760)	(23,912)
Purchase of property, plant and equipment	(3,038,000)	(4,399,500)
Net cash used in investing activities	(3,062,760)	(4,423,412)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from exercising stock options	-	18,000
Proceeds from private placement	-	2,192,919
Net cash provided by financing activities	-	2,210,919

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	771,565	(101,043)
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,450,685	10,034,506
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	68,494,480	45,536,735
CASH AND CASH EQUIVALENTS - END OF PERIOD	$87,945,165	$55,571,241

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,335,981	$3,015,261
Interest paid	$501	$174
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inception of capital lease obligation for acquiring property, plant and equipment	$3,860,986	$-

Imputed interest on capital lease obligation	$41,715	$-

Issuance of stock options to employees	$2,686,000	$995,538

Issuance of warrants to non-employees	$452,000	$193,428

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation

The accompanying condensed financial statements have been prepared by Gulf Resources, Inc. a Delaware corporation and its subsidiaries (collectively, the “Company”), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“US GAAP”). The balance sheet at December 31, 2010 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the quarter ended March 31, 2011 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the 2010 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The Company also exercises judgments in the preparation of these condensed financial statements in the areas including classification of leases and related party transactions.

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), and manufactures chemical products for use in the oil industry and paper manufacturing industry through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in The People’s Republic of China (“PRC”).

(c)           Allowance for Doubtful Accounts

As of March 31, 2011 and December 31, 2010, allowance for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month periods ended March 31, 2011 and 2010.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC which are not insured or otherwise protected. The Company placed $87,887,449 and $68,137,767 with these institutions as of March 31, 2011 and December 31, 2010, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

(e)           Property, Plant and Equipment

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(e)           Property, Plant and Equipment – Continued

Construction in progress primarily represents the renovation costs of plant, machinery and equipment. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences. Cost of repairs and maintenance is expensed as incurred.

The Company’s depreciation and amortization policies on property, plant and equipment other than mineral rights and construction in progress, are as follows:

Useful life (in years)
Buildings	20
Plant and machinery	8
Motor vehicles	5
Furniture, fixtures and office equipment	8

Property, plant and equipment under capital leases are depreciated over their expected useful lives on the same basis as owned assets, or where shorter, the term of the lease, which is 20 years.

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $121,375 and $138,920 for the three-month periods ended March 31, 2011 and 2010, respectively.

(g)           Mineral Rights

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

(h)           Revenue Recognition

The Company recognizes revenue, net of value-added tax, when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

(i)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue. For the three-month periods ended March 31, 2011 and 2010, shipping and handling costs were $113,571 and $120,871, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(j)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 63,647 and 1,343 shares for the three-month periods ended March 31, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended March 31,
	2011	2010
Numerator
Net income	$14,364,999	$7,992,136

Denominator
Basic: Weighted-average common shares outstanding during the period	34,735,912	34,561,233
Add: Dilutive effect of stock options	855,070	201,758
Diluted	35,590,982	34,762,991

Net income per share
Basic	$0.41	$0.23
Diluted	$0.40	$0.23

(k)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the first quarter 2011 or issued during 2011 had or expected to have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 2 – ASSETS ACQUISITIONS

Pursuant to the lease contract signed by SCHC on November 5, 2010 with State-Operated ShouguanQingshuibo Farm (the “Lessor”), the Company recognized in January 2011 (1) a 20-year capital lease of a real property adjacent to Factory No. 1, with the related production facility, pipelines, other production equipment and the buildings located on the property, with an annual payment of Renminbi (“RMB”)1,877,000 (approximately $286,280) up to December 31, 2030 to the Lessor, aggregating $3,860,986 (fair value); and (2) a 20-year land lease and rights to new extraction wells on which the aforesaid real property, production facilities, pipelines, other production equipment and the buildings are situated, with an annual payment of RMB3,123,000 (approximately $476,320) up to December 31, 2030 to the Lessor.  The lease was accounted for under FASB ASC 840-10-25 “Leases – Recognition” and $3,860,986 was included in property, plant equipment under capital lease as of March 31, 2011.

The Company also enhanced the new plant and machinery by making capital improvement in reconstruction and renovation work at a cost of approximately $3,038,000, which was recorded as buildings and plant and machinery, for the operation of the aforesaid real property, production facilities, pipelines, other production equipment and the buildings located on the property.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 3 – INVENTORIES

Inventory consists of:

	March 31, 2011	December 31, 2010

Raw materials	$642,435	$769,817
Finished goods	1,169,135	1,916,775
Allowance for obsolete and slow moving inventory	(6,761)	(6,693)
	$1,804,809	$2,679,899

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from forty-seven to fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. The prepaid land lease is amortized on a straight line basis. During the three-month period ended March 31, 2011, amortization of prepaid land lease totaled $29,842, which was recorded as cost of net revenue.  During the three-month period ended March 31, 2010, amortization of prepaid land lease totaled $22,057, of which $21,910 and $147 were recorded as cost of net revenue and administrative expenses respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2011	December 31, 2010
At cost:
Mineral rights	$6,072,306	$6,011,790
Buildings	41,792,251	41,082,825
Plant and machinery	89,563,137	85,944,460
Motor vehicles	6,750	6,683
Furniture, fixtures and office equipment	3,898,974	3,850,525
Total	141,333,418	136,896,283

Less: accumulated depreciation and amortization	(28,336,986)	(24,717,284)
Net book value	$112,996,432	$112,178,999

During the three-month period ended March 31, 2011, depreciation and amortization expense totaled $3,348,519, of which $2,974,742 and $373,777 were recorded as cost of net revenue and administrative expenses respectively. During the three-month period ended March 31, 2010, depreciation and amortization expense totaled $2,377,621, of which $2,315,988 and $61,633 were recorded as cost of sales and administrative expenses respectively.

There were no impairment provisions made at March 31, 2011 and December 31, 2010.

In June 2010, the Company completed the construction of a production line for wastewater treatment chemical additives at a total cost of RMB60,000,000 (equivalent to $8,838,000).  A retention payable of $457,560 as at March 31, 2011, representing 5% of the total cost, will be paid to Shouguang City Shengkun Construction Co., Ltd. upon one year after the completion date.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	March 31, 2011	December 31, 2010
At cost:
Buildings	$376,363	$-
Plant and machinery	3,484,623	-
Total	3,860,986	-

Less: accumulated depreciation and amortization	-	-
Net book value	$3,860,986	$-

No depreciation and amortization expenses were recorded during the three-month period ended March 31, 2011 as the reconstruction and renovation work of the abovementioned property, plant and equipment was completed in late March 2011.  The Company expects normal operation and production will be commenced by the end of May 2011.

There were no impairment provisions made at March 31, 2011.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2011	2010
Accounts payable	$8,201,523	$5,661,329
Salary payable	115,602	121,121
Social security insurance contribution payable	47,448	30,946
Other payable	627,708	606,339
Total	$8,992,281	$6,419,735

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	March 31,	December 31,
	2011	2010
Income tax payable	$6,017,115	$4,377,314
Mineral resource compensation fee payable	617,912	486,585
Value added tax payable	2,393,889	1,031,525
Land use tax payable	259,738	966,397
Other tax payables	328,986	301,274
Total	$9,617,640	$7,163,095

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 9 – CAPITAL LEASE OBLIGATION

The components of capital lease obligation are as follows:

	Imputed	March 31,	December 31,
	Interest rate	2011	2010
Total capital lease obligation	4.34%	$3,902,871	$-
Less: Current portion		(202,510)	-
Capital lease obligation, net of current portion		$3,700,361	$-

Interest expense from capital lease obligation amounted to $41,715 was charged to the income statements for the three-month ended March 31, 2011.

NOTE 10 – COMMON STOCK

In the fourth quarter of 2008, the Company granted to one Board member options to purchase a total of 12,500 shares of the Company’s common stock at an exercise price of $1.44 per share and the options vested immediately.  In February 2010, the Company issued 12,500 shares of its common stock upon the exercise of such stock options by the Board member.

NOTE 11 – STOCK-BASED COMPENSATION

Pursuant to the 2007 Equity Incentive Plan, the aggregate number of stock options available for grant and issuance is 2,500,000 shares.

In February 2011, the Company granted to the investor relations firm a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $12.6 per share and the warrants vested immediately. The warrant was valued at $452,000 fair value, using the Black-Scholes option pricing model with assumed 193.42% volatility, a five-year expiration term, a risk free rate of 2.30% and no dividend yield. For the three-month period ended March 31, 2011, $452,000 was recognized as general and administrative expenses.

In early March 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $9.16 per share and the options vested immediately. The options were valued at $35,000 fair value, using the Black-Scholes option pricing model with assumed 64.5% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.46% and no dividend yield. For the three-month period ended March 31, 2011, $35,000 was recognized as general and administrative expenses.

In late March 2011, the Company granted to 3 executive officers options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $4.97 per share and the options are exercisable in equal installments over periods of two years. The options were valued at $4,317,000 fair value, using the Black-Scholes option pricing model with assumed 77.22% to 94.36% volatility, a four-year expiration term with expected tenors of 2 to 2.49 years, risk free rates of 0.81% to 1.05% and no dividend yield. For the three-month period ended March 31, 2011, $1,945,000 was recognized as general and administrative expenses.

In late March 2011, the Company also granted to 18 management staff options to purchase 654,000 shares of the Company’s common stock at an exercise price of $4.97 per share and the options are exercisable in equal installments over periods of three years. The options were valued at $2,632,000 fair value, using the Black-Scholes option pricing model with assumed 77.22% to 118.84% volatility, a four-year expiration term with expected tenors of 2 to 3 years, risk free rates of 0.81% to 1.29% and no dividend yield. For the three-month period ended March 31, 2011, $706,000 was recognized as general and administrative expenses.

As of March 31, 2011, there was $4,298,000 of total unrecognized compensation cost related to non-vested stock options granted under the 2007 Equity Incentive Plan that is expected to be recognized in next 2 years.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2011 and March 31, 2011.

	Number of Option and Warrants Outstanding	Number of Option and Warrants Non-vested	Number of Option and Warrants Vested	Range of Exercise Price per Common Share
Balance, January 1, 2011	458,971	-	458,971	$0.84 - $12.00
Granted during the three-month period ended March 31, 2011	1,916,500	1,916,500	-	$4.97 - $12.60
Vested during the three-month period ended March 31, 2011	-	(880,500)	880,500	$4.97 - $12.60
Exercised during the three-month period ended March 31, 2011	-	-	-	-
Forfeited or expired during the three- month period ended March 31, 2011	(12,500)	-	(12,500)	$10.14
Balance, March 31, 2011	2,362,971	1,036,000	1,326,971	$0.84 - $12.60

	Stock and Warrants Options Outstanding

			Weighted Average	Weighted Average
	Outstanding	Range of	Remaining	Exercise Price of Options
	at March 31, 2011	Exercise Prices	Contractual Life (Years)	Currently Outstanding

Exercisable	1,326,971	$0.84 - $12.60	3.34	$ 6.58
Non-exercisable	1,036,000	$4.97	3.99	$ 4.97
Total Outstanding	2,362,971	$0.84 - $12.60	3.63	$ 5.88

The weighted average grant-date fair values as at March 31, 2011 and December 31, 2010 were $7.06 and $8.83, respectively.

At March 31, 2011, the aggregate intrinsic value of the stock options and warrants was $3,097,667.

NOTE 12 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods ended March 31 2011 and 2010, and management believes that its earnings are permanently invested in the PRC. As of March 31, 2011 and December 31, 2010, the accumulated undistributed PRC earnings are $147,116,111 and $129,338,559, respectively.

(b)           BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2011 and 2010.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12 – INCOME TAXES– Continued

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the period.  The applicable statutory tax rates for the three-month periods ended March 31, 2011 and 2010 are 16.5%.

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

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2011, the Company has not recorded any WHT on the cumulative amount of undistributed retained earnings of its foreign invested enterprises in China.

	March 31,	December 31,
	2011	2010
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,690	$1,674
Property, plant and equipment	91,087	98,020
US federal net operating loss	8,858,456	7,698,225

Total deferred tax assets	8,951,233	7,797,919

Valuation allowance	(8,858,456)	(7,698,225)

Net deferred tax asset	$92,777	$99,694

Current deferred tax asset	$92,777	$99,694
Long-term deferred tax asset	$-	$-

There was no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2011 and December 31, 2010.

Tax returns filed regarding tax years from 2004 through 2010 are subject to review by the respective tax authorities.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS

The Company has three reportable segments:  bromine, crude salt and chemical products.

Three-Month Period Ended March 31, 2011	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total

Net revenue	$30,149,316	$5,034,334	$10,194,882	$45,378,532	$-	$45,378,532
Income (loss) from operations	16,350,114	3,946,918	3,356,537	23,653,569	(3,412,061)	20,241,508
Income taxes	4,275,891	813,439	843,792	5,933,122	-	5,933,122
Total assets	149,821,845	43,799,931	41,500,688	235,122,464	57,716	235,180,180
Depreciation and amortization	2,154,588	520,319	673,612	3,348,519	-	3,348,519
Capital expenditures	6,911,386	-	-	6,911,386	-	6,911,386

Three-Month Period Ended March 31, 2010	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total

Net revenue	$17,062,560	$2,833,898	$9,796,960	$29,693,418	$-	$29,693,418
Income (loss) from operations	7,200,511	1,925,316	3,363,516	12,489,343	(1,434,118)	11,055,225
Income taxes	1,968,935	325,678	844,061	3,138,674	-	3,138,674
Total assets	104,169,769	20,384,806	30,748,844	155,303,419	132,922	155,436,341
Depreciation and amortization	1,682,787	273,219	421,615	2,377,621	-	2,377,621
Capital expenditures	-	-	4,399,500	4,399,500	-	4,399,500

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Three-Month Period
	Ended March 31,
Reconciliations	2011	2010

Total segment operating income	$23,653,569	$12,489,343
Corporate overhead expenses	(3,412,061)	(1,434,118)
Other income	56,613	75,585
Income tax expense	(5,933,122)	(3,138,674)

Total consolidated net income	$14,364,999	$7,992,136

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 5,731	$ 842	$ 569	$ 7,142	15.5%
2	Shouguang City Rongyuan Chemical Company Limited	$ 3,762	$1,174	$ -	$ 4,936	10.7%
TOTAL		$ 9,493	$2,016	$ 569	$12,078	26.2%

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2010.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$ 2,616	$ 498	$ -	$3,114	10.5%
TOTAL		$ 2,616	$ 498	$ -	$3,114	10.5%

NOTE 14 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2011, the Company purchased 85.5% of its raw materials from its top five suppliers.  At March 31, 2011, amounts due to those suppliers included in accounts payable were $6,620,359. During the three-month period ended March 31, 2010, the Company purchased 80.6% of its raw material from top five suppliers.  At March 31, 2010, amounts due to those suppliers included in accounts payable were $4,938,786. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 15 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers.  During the three-month period ended March 31, 2011, the Company sold 47.5% of its products to its top five customers. At March 31, 2011, amounts due from these customers were $11,710,728. During the three-month period ended March 31, 2010, the Company sold 45.5% of its products to its top five customers.  At March 31, 2010, amounts due from these customers were $6,454,215. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable, other receivables and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of March 31, 2011 and December 31, 2010.

NOTE 17 – ESTABLISHMENT OF CO-OP RESEARCH AND DEVELOPMENT CENTER AND RESEARCH FOR NEW PRODUCTION LINE

On September 6, 2007, SYCI and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. According to the Co-Op Research Agreement, any research achievement or patents will become assets of the Company. The Company will provide $500,000 annually until June 2012 to East China University of Science and Technology for research.

Since the second quarter of 2010, SYCI conducted research for the new production line of wastewater treatment additives, the purpose of which is for the testing of the manufacturing routine and samples. The research and development expense incurred for the new production line from outside parties and the consumption of bromine produced by the Company during the three-month period ended March 31, 2011 were $21,553 and $30,068, respectively.

The total research and development expense recognized in the income statements during the three-month periods ended March 31, 2011 and 2010 were $180,337 and $125,202, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

The Company has leased a real property adjacent to Factory No. 1, with the related production facility, pipelines, other production equipment and the buildings located on the property, under capital lease.  The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased four pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2030, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

On June 11, 2007, the Company entered into a five-year agreement with East China University of Science and Technology to establish a Co-Op Research and Development Center with an annual payment of $500,000.

The following table sets forth the Company’s contractual obligations as of March 31, 2011:

	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations	Contract for R&D expenses

Less than 1 year	$286,280	$566,843	$-	$500,000
1 - 3 years	572,560	1,227,206	-	-
3 - 5 years	572,560	1,241,851	-	-
More than 5 years	4,222,631	17,596,425	-	-
Total	$5,654,031	$20,632,325	$-	$500,000
Less: Amount representing interest	(1,751,160)
Present value of net minimum lease payments	$3,902,871

Rental expenses related to operating leases of the Company amounted to $104,007 and $22,507 were charged to the income statements for the three-month ended March 31, 2011 and 2010, respectively.

NOTE 19 – CONTINGENCY

On April 30, 2011, the Company became aware that a class action lawsuit had been filed in the United States District Court for the Central District of California, on behalf of all purchasers of the Company’s stock from March 16, 2009 through April 26, 2011.  In the complaint, the plaintiff, Albert Snellink, individually and on behalf of all other similarly situated, asserts claims against the Company, Xiaobin Liu, Min Li, and Ming Yang for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder.  Plaintiff contends that certain of the Company's SEC filings contain material misstatements and omissions.  Plaintiff's claims are based upon allegations contained in a report issued by Glaucus Research Group, which has reported holding a short position in the Company's stock.  We have issued various press releases to dispute the allegations in the anonymous report and the Company denies the allegations made in the Glaucus Research Group report.

On May 2, 2011, the Company became aware, through a press release issued by the law firm Bernstein Liebhard LLP, that a second class action lawsuit had been filed in the United States District Court for the Central District of California, on behalf of all purchasers of the Company’s stock from March 16, 2009 through April 26, 2011. The press release states that the plaintiffs allege violations of the Securities and Exchange Act of 1934 against Gulf Resources and certain individual defendants. As of the date of this report, the Company has not been able to obtain a copy of the lawsuit.

The Company’s management believes that the plaintiffs’ allegations are without merit. The Company intends to defend itself vigorously against the claims. However, the Company's management is currently unable to reasonably estimate the amount or range of possible losses that will result from the ultimate resolution of this matter. In the opinion of management of the Company, the probability of incurring any losses arising from these allegations is remote and no provision for loss has been made in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the 2010 Form 10-K filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Gulf Resources conducts operations through its two wholly-owned China subsidiaries, SCHC and SYCI. Our business is also reported in these three segments, Bromine, Crude Salt, and Chemical Products.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month periods ended March 31, 2011 and 2010.

	Three-Month Period Ended March 31, 2011	Three-Month Period Ended March 31, 2010	% Change
Net revenue	$45,378,532	$29,693,418	53%

Cost of net revenue	$(20,591,384)	$(16,235,499)	27%

Gross profit	$24,787,148	$13,457,919	84%

Sales, marketing and other operating expenses	$(24,012)	$(20,698)	16%

Research and development costs	$(180,337)	$(125,202)	44%

General and administrative expenses	$(4,341,291)	$(2,256,794)	92%

Income from operations	$20,241,508	$11,055,225	83%

Other income, net	$56,613	$75,585	(25%)

Income before taxes	$20,298,121	$11,130,810	82%

Income taxes	$(5,933,122)	$(3,138,674)	89%

Net income	$14,364,999	$7,992,136	80%

Net revenue Net revenue was $45,378,532 for three-month period ended March 31, 2011, an increase of approximately $15.7 million (or 53%) as compared to the same period in 2010. This increase was primarily attributable to (i) the strong growth in our bromine segment, in which revenue increased from $17,062,560 for the three-month period ended March 31, 2010 to $30,149,316 for the same period in 2011, an increase of approximately 77%; and (ii) the strong growth in our crude salt segment, in which revenue increased from $2,833,898 for the three-month period ended March 31, 2010 to $5,034,334 for the same period in 2011, an increase of approximately 78%.

The increase in net revenue from our bromine and crude salt segments was mainly due to the increase in the average selling price of both bromine and crude salt. The average selling price of bromine increased from $2,470 per tonne for the three-month period ended March 31, 2010 to $4,596 per tonne for the same period in 2011, an increase of 86%. The sales volume of bromine, however, slightly decreased from 7,124 tonnes for the three-month period ended March 31, 2010 to 6,696 tonnes for the same period in 2011, a decrease of 6%. The increase in average selling price was a result of (i) strong demand for brominated flame retardants, fumigants, water purification compounds, dyes, medicines, and disinfectants in the China market following the recovery of business and economic conditions and reforms in the medical industry in China, and (ii) expansion of bromine applications in a variety of industries. The slight drop in the sales volume of bromine was mainly attributable to (i) the increased frequency of inspection and maintenance of bromine’s production facilities which in turn affected our production capacity in first quarter of 2011; and (ii) more conservative purchase orders made by customers due to the high price of bromine. The average selling price of crude salt increased from $36 per tonne for the three-month period ended March 31, 2010 to $50 per tonne for the same period in 2011, an increase of 38%, and the sales volume of crude salt also increased by nearly 29% from 78,000 tonnes for the three-month period ended March 31, 2010 to 100,511 tonnes for the same period in 2011.

Revenues from our chemical products segment slightly increased from $9,796,960 for three-month period ended March 31, 2010 to $10,194,882 for the same period in 2011, an increase of approximately 4%. The increase was mainly attributable to the strong demand for environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Increase
	March 31, 2011		March 31, 2010		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$30,149,316	66%	$17,062,560	57%	77%
Crude Salt	$5,034,334	11%	$2,833,898	10%	78%
Chemical Products	$10,194,882	23%	$9,796,960	33%	4%
Total sales	$45,378,532	100%	$29,693,418	100%	53%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2011	March 31, 2010	Increase/(Decrease)
Bromine	6,696	7,124	(6%)

Crude Salt	100,511	78,000	29%

Although net revenue in all segments grew, the growth of sales of bromine and crude salt was much higher than that of our chemical products operations mainly due to the outweighed increase in average selling price of bromine and crude salt.

Due to the diverse product mix and varying values, management does not believe that the tonne sold by the chemical product division is a meaningful metric.

Cost of Net Revenue Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $20,591,384 for three-month period ended March 31, 2011, an increase of $4,355,885 (or approximately 27%) compared to the same period in 2010. This increase resulted primarily from the increase in purchase price in raw materials and mineral resources compensation fees paid in the bromine segment. The rate of increase for cost of net revenue was lower than that of net revenue because the rate of inflation relating to cost of net revenue was lower than the percentage increase in selling price of our products, as well as leverage due to the economies of scale since last year.

Gross Profit

	Gross Profit by Segment
	Three-Month Period Ended		Three-Month Period Ended		% Point Change
	March 31, 2011		March 31, 2010		of Gross Profit
Segment		% of Net Revenue		% of Net Revenue
Bromine	$16,899,865	56%	$7,875,974	46%	10%
Crude Salt	$4,028,940	80%	$2,036,342	72%	8%
Chemical Products	$3,858,343	38%	$3,545,603	36%	2%
Total Gross Profit	$24,787,148	55%	$13,457,919	45%	10%

Gross profit was $24,787,148, or 55%, of net revenue for three-month period ended March 31, 2011 compared to $13,457,919, or 45%, of net revenue for the same period in 2010. The increase in gross profit percentage was primarily attributable to a rise of margin percentage in our bromine and crude salt segments. For the three-month period ended March 31, 2011 as compared to the same period in 2010, the average selling price of bromine increased from $2,470 per tonne to $4,596 per tonne with an increase of 86% and the average selling price of crude salt increased from approximately $36 per tonne to over $50 per tonne with an increase of approximately 38%, while the inflation rate for cost of net revenue in our bromine and crude salt segments were much lower than the increase rate of selling price because the demand exceeded the supply of bromine in the China domestic market. We expect the trend will continue in the rest of the year.

Research and Development Costs Research and development costs result from the agreement that SYCI and East China University of Science and Technology entered in June 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. We have the right to use all research findings and patents developed by this center.

Since the second quarter of 2010, SYCI conducted research for the new production line of wastewater treatment additives, the purpose of which is for the testing the manufacturing routine and samples. The research and development expense incurred for the aforesaid new production line from outside parties and the consumption of bromine produced by the Company during the three-month period ended March 31, 2011 were $21,553 and $30,068, respectively. The new production line as a result of such research and development expenses has just completed the pilot testing in this quarter. The new production line was started operation and normal production in early April 2011 with positive cash from operations.

The total research and development costs incurred for the three-month periods ended March 31, 2011 and 2010 were $180,337 and $125,202, respectively.

General and Administrative Expenses General and administrative expenses were $4,341,291 for the three-month period ended March 31, 2011, an increase of $2,084,497 (or approximately 92%) compared to $2,256,794 for the same period in 2010. This significant increase in general and administrative expenses was primarily due to non-cash expenses of $3,138,000 for the three-month period ended March 31, 2011 related to (i) options granted to our employees in the amount of $2,686,000, and (ii) a warrant issued to our investor relations firm in the amount of $452,000 resulting from the service agreement signed in February 2011. The non-cash expenses related to options and a warrant granted for the three-month period ended March 31, 2010 amounted to $1,188,966, which resulted in an increase of $1,949,034, or 164%, as compared with the same period in 2011.  The increase in stock options was primarily for the purpose of incentivizing our employees. Another reason for the increase in general and administrative expenses was due to the increase in salary and welfare payments, depreciation and legal and professional fees by approximately $135,000.

Income from Operations

	Income from Operations by Segment
	Three-Month Period Ended March 31, 2011		Three-Month Period Ended March 31, 2010
		Percent of total		Percent of total
Segment:
Bromine	$16,350,114	69%	$7,200,511	58%
Crude Salt	3,946,918	17%	1,925,316	15%
Chemical Products	3,356,537	14%	3,363,516	27%
Income from operations before corporate costs	23,653,569	100%	12,489,343	100%
Corporate costs	(3,412,061)		(1,434,118)
Income from operations	$20,241,508		$11,055,225

Income from operations was $20,241,508 for the three-month period ended March 31, 2011 (or 45% of net revenue), an increase of $9,186,283 (or approximately 83%) compared to the same period in 2010. This increase resulted primarily from the increase in net revenue and relatively lower increase in cost of net revenue as explained hereinbefore. For the three-month period ended March 31, 2011, income from operations for the bromine and crude salt segments was $20,297,032, an increase of 122% from $9,125,827 as compared to the same period in 2010. For the three-month period ended March 31, 2011, income from operations for the chemical products segment was $3,356,537, a slight decrease of less than 1% from $3,363,516 for the same period in 2010. The increase in the income from operations of bromine and crude salt segments was mainly due to the increase in the selling price of bromine and crude salt. The slight decrease in income from operations of our chemical products was due to the additional research and development costs incurred for the new production line of wastewater treatment additives for the three-month period ended March 31, 2011 which offset increases in revenue from our environmentally friendly oil and gas exploration chemicals and agricultural intermediaries.

Other Income, net

	Other Income, Net
	Three-Month Period Ended		Three-Month Period Ended		Percent Change
	March 31, 2011		March 31, 2010		Increase/(Decrease)
		% of Other Income		% of Other Income
Interest expense	$(42,216)	(74%)	$(174)	(0%)	24,162%
Interest income	$76,044	134%	$53,761	71%	41%
Sundry income	$22,785	40%	$21,998	29%	4%
Total	$56,613	100%	$75,585	100%

Other income was $56,613 for the three-month period ended March 31, 2011, a decrease of $18,972 from $75,585 for the same period in 2010. Such decrease in other income was primarily due to the charge of capital lease interest expense of $41,715 since January 2011 for the acquisition of fixed assets under capital lease.  The increase in interest income was primarily due to the growth in the cash maintained.  The sundry income in both periods represented the sales of wastewater to some of our customers. Wastewater is generated from the production of bromine which eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with these customers to sell them our wastewater at market prices.

Net Income Net income was $14,364,999 for the three-month period ended March 31, 2011, an increase of $6,372,863 (or approximately 80%) compared to the same period in 2010. This increase was primarily attributable to the increase in selling price of bromine and crude salt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, cash and cash equivalents were $87,945,165 as compared to $68,494,480 as of December 31, 2010. The components of this increase of $19,450,685 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2011	2010
Net cash provided by operating activities	$21,741,880	$12,348,042
Net cash used in investing activities	$(3,062,760)	$(4,423,412)
Net cash provided by financing activities	$-	$2,210,919
Effects of exchange rate changes on cash and cash equivalents	$771,565	$(101,043)
Net increase in cash and cash equivalents	$19,450,685	$10,034,506

For the three-month period ended March 31, 2011 the Company met its working capital and capital investment requirements mainly by using cash flow from operations. The Company intends to continue to explore opportunities relating to bromine asset purchases.

Net Cash Provided by Operating Activities

During the three-month period ended March 31, 2011, we had positive cash flow from operating activities of $21,741,880 primarily attributable to net income of $14,364,999. Net cash provided by operating activities during the three-month period ended March 31, 2011 increased by $9,393,838 compared to the same period in 2010. The primary source of this increment was due to the increase in net income. As a result of increasing demand for bromine and crude salt in the China market, the selling price per tonne of bromine and crude salt for the three-month period ended March 31, 2011 increased by approximately 86% and 38% respectively, over the same period in 2010.

Net Cash Used in Investing Activities and Provided by Financing Activities

We used approximate $3 million cash to reconstruct and renovate the bromine production facilities and channels acquired under capital lease in the first quarter of 2011. These projects were financed by opening cash balances as of December 31, 2010 and cash generated from operations during the first quarter of 2011.

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

Working capital at March 31, 2011 was approximately $98.3 million as compared to approximately $79.8 million at December 31, 2010. The increase was mainly attributable to the cash provided by operating activities during the three-month period ended March 31, 2011.

We had available cash of approximately $87.9 million at March 31, 2011, most of which are in highly liquid current deposits with no or little interest rate. We intend to retain the cash in highly liquid deposit accounts for future expansion of our bromine and crude salt businesses through acquisition, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Commitments

The following table sets forth payments due by period for fixed contractual obligations as of March 31, 2011.

	Capital Lease Obligations	Operating Lease Obligations	Contract for R&D expenses

Less than 1 year	$286,280	$566,843	$500,000
1 - 3 years	572,560	1,227,206	-
3 - 5 years	572,560	1,241,851	-
More than 5 years	4,222,631	17,596,425	-
Total	$5,654,031	$20,632,325	$500,000
Less: Amount representing interest	(1,751,160)
Present value of net minimum lease payments	$3,902,871

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, revenue recognition, income taxes, and stock-based compensation. These policies and estimates are described in the Company’s 2010 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Company’s 2010 Form 10-K.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010, where management concluded that the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010 because of one material weakness as stated in “Item 9A. Controls and Procedures” of our 2010 Form 10-K. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2011. As a result of this conclusion, management started to formulate and implement enhancement training programs with our attorney in next two quarters of 2011 to educate our management personnel to remedy the material weakness. Currently, we have continued to make the following steps in a bid to improve our disclosure controls and procedures in relation to the related party disclosure requirements:

●
At beginning of each year, all employees, officers and directors are required to sign a declaration of interest questionnaire to identify any possible conflict of interests with the Company and confirm that they have read the relevant Company’s policies.  For each interim period, all officers and directors are required to provide written confirmation concerning representation of any related party transactions with the Company.

●
Starting from this quarter of 2011, before accepting a new supplier, customer or a cooperative partner, we have carried out acceptance procedures to review the business reputation, the relationship of shareholders, officers and directors from each party as part of our internal control procedures to identify any related-party relationship.  The acceptance form will be approved and signed by Company’s management before doing business with the new supplier, customer or the cooperative partner.

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

Lock-up Agreement

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

On January 26, 2011, HAP filed a Form 4 with the SEC disclosing that it had exercised the Option on February 21, 2011 and had taken possession of the Shares.  On February 15, 2011, HAP filed an additional Form 4/A disclosing that it had sold 280,000 shares of Gulf Resources common stock on February 15, 2011 at $9.28 per share, and an additional 372,809 shares at $9.358 in “open market stock sales during the period 01/26/2011 to 02/15/2011”.  The form indicates that as of February 15, 2011, HAP was beneficial owner of only 4,917,046 shares of Gulf Resources common stock, and it also indicates that HAP has purchased an additional Call Option to purchase 699,900 shares of Gulf Resources Common stock at $10 per share, exercisable from February 15, 2011 through April 15, 2011.  On February 14, 2011 HAP filed a Motion to Dismiss the Company’s complaint as to HAP only.  That Motion remains pending and is set for hearing on May 17, 2011.

As of May 6, 2011, all parties to the litigation have entered into a settlement agreement resolving the litigation in its entirety.  The terms of the settlement are confidential.  The parties have certain obligations under the settlement agreement, and when those obligations are fulfilled, the litigation will be dismissed.

Class Action

On April 30, 2011, the Company became aware that a class action lawsuit had been filed in the United States District Court for the Central District of California, on behalf of all purchasers of the Company’s stock from March 16, 2009 through April 26, 2011.  In the complaint, the plaintiff, Albert Snellink, individually and on behalf of all other similarly situated, asserts claims against the Company, Xiaobin Liu, Min Li, and Ming Yang for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder.  Plaintiff contends that certain of the Company's SEC filings contain material misstatements and omissions.  Plaintiff's claims are based upon allegations contained in a report issued by Glaucus Research Group, which has reported holding a short position in the Company's stock.  We have issued various press releases to dispute the allegations in the anonymous report and the Company denies the allegations made in the Glaucus Research Group report.

On May 2, 2011, the Company became aware, through a press release issued by the law firm Bernstein Liebhard LLP, that a second class action lawsuit had been filed in the United States District Court for the Central District of California, on behalf of all purchasers of the Company’s stock from March 16, 2009 through April 26, 2011. The press release states that the plaintiffs allege violations of the Securities and Exchange Act of 1934 against Gulf Resources and certain individual defendants. As of the date of this report, the Company has not been able to obtain a copy of the lawsuit.

The Company’s management believes that the plaintiffs’ allegations are without merit. The Company intends to defend itself vigorously against the claims. However, the Company's management is currently unable to reasonably estimate the amount or range of possible losses that will result from the ultimate resolution of this matter. In the operation of management of the Company, the probability of incurring any losses arising from these allegations is remote and no provision for loss has been made in the consolidated financial statements.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2010 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2010 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

On April 26, 2011, a report created by Glaucus Research Group and distributed on Seeking Alpha website containing allegations concerning the reliability of the Company’s financial statements filed with the SEC was sent to the investment community.  We have issued various press releases to dispute the allegations in the anonymous report.  Our stock price fell 30.1% from April 25, 2011 to April 26, 2011 after the publication of this report.  The trading volume of the Company’s stock was approximately 12 million the day the report was published as compared to its average daily trading volume over the three-month period prior to the report of 677,061.

Although we will continue to educate investors that the April allegations were inaccurate and misleading, the price of our stock remains vulnerable to the continuing attacks by this and any other short seller.

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

GULF RESOURCES, INC.

Dated: May 16, 2011	By:	/s/ Xioabin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

May 16, 2011	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)