Form 10-Q
period 2011-06-30
GULF RESOURCES, INC.
filed 2011-08-16
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

As of August 11, 2011, the registrant had outstanding [34,644,842] shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(UNAUDITED)

	June 30, 2011	December 31, 2010
Current Assets
Cash	$59,738,125	$68,494,480
Accounts receivable	36,229,621	21,542,229
Inventories	3,151,972	2,679,899
Prepayments and deposits	46,134	939,940
Prepaid land leases	300,385	42,761
Deferred tax assets	1,712	99,694
Other receivable	151,853	-
Total Current Assets	99,619,802	93,799,003
Non-Current Assets
Property, plant and equipment, net	140,623,447	112,178,999
Property, plant and equipment under capital leases, net	2,444,867	-
Prepaid land leases, net of current portion	751,996	743,022
Deferred tax assets	2,034,568	-
Total non-current assets	145,854,878	112,922,021
Total Assets	$245,474,680	$206,721,024

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$8,044,689	$6,419,735
Retention payable	1,623,338	453,000
Capital lease obligation, current portion	82,847	-
Taxes payable	8,035,313	7,163,095
Total Current Liabilities	17,786,187	14,035,830
Non-Current Liabilities
Capital lease obligation, net of current portion	2,956,391	-
Total Liabilities	$20,742,578	$14,035,830

Stockholders’ Equity
PREFERRED STOCK ; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,745,342 and 34,735,912 shares issued; and 34,644,842 and 34,735,912 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	17,373	17,368
Treasury stock	(348,147)	-
Additional paid-in capital	69,795,579	66,626,584
Retained earnings unappropriated	130,888,339	106,500,085
Retained earnings appropriated	10,271,293	10,271,293
Cumulative translation adjustment	14,107,665	9,269,864
Total Stockholders’ Equity	224,732,102	192,685,194
Total Liabilities and Stockholders’ Equity	$245,474,680	$206,721,024

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010

NET REVENUE
Net revenue	$51,300,812	$46,751,809	$96,679,344	$76,445,227

OPERATING EXPENSES
Cost of net revenue	(24,994,703)	(23,470,972)	(45,586,087)	(39,706,471)
Sales, marketing and other operating expenses	(23,733)	(75,687)	(47,745)	(96,385)
Research and development cost	(133,519)	(596,151)	(313,856)	(721,353)
Exploration cost	(3,867,286)	-	(3,867,286)	-
Write-off / Impairment on property, plant and equipment	(7,570,566)	-	(7,570,566)	-
General and administrative expenses	(1,714,694)	(731,593)	(6,055,985)	(2,988,386)
	(38,304,501)	(24,874,403)	(63,441,525)	(43,512,595)

INCOME FROM OPERATIONS	12,996,311	21,887,406	33,237,819	32,932,632

OTHER INCOME (EXPENSE)
Interest expense	(65,740)	(52)	(107,956)	(226)
Interest income	52,731	59,824	128,775	113,584
Sundry income	392,298	-	415,083	21,998
INCOME BEFORE TAXES	13,375,600	21,937,178	33,673,721	33,067,988

INCOME TAXES	(3,352,345)	(5,510,733)	(9,285,467)	(8,649,407)
NET INCOME	$10,023,255	$16,426,445	$24,388,254	$24,418,581

COMPREHENSIVE INCOME:
NET INCOME	$10,023,255	$16,426,445	$24,388,254	$24,418,581
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	2,816,166	682,396	4,837,801	662,662
COMPREHENSIVE INCOME	$12,839,421	$17,108,841	$29,226,055	$25,081,243

EARNINGS PER SHARE:
BASIC	$0.29	$0.47	$0.70	$0.71
DILUTED	$0.29	$0.47	$0.69	$0.70

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	34,729,179	34,587,479	34,732,527	34,574,514
DILUTED	34,733,188	34,738,667	35,128,273	34,750,714

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2010	34,735,912	34,735,912	-	17,368	-	66,626,584	10,271,293	106,500,085	9,269,864	192,685,194

Translation adjustment	-	-	-	-		-	-	-	4,837,801	4,837,801
Common stock repurchased	-	(100,500)	100,500	-	(348,147)	-	-	-	-	(348,147)
Common stock issued for exercising stock options	9,430	9,430	-	5		(5)	-	-	-	-
Issuance of warrants to non-employees	-	-	-	-	-	452,000	-	-	-	452,000
Issuance of stock options to employees	-	-	-	-	-	2,717,000	-	-	-	2,717,000
Net income for six-month period ended June 30, 2011	-	-	-	-	-	-	-	24,388,254	-	24,388,254
BALANCE AT JUNE 30, 2011	34,745,342	34,644,842	100,500	17,373	(348,147)	69,795,579	10,271,293	130,888,339	14,107,665	224,732,102

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,388,254	$24,418,581
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	106,835	-
Amortization of prepaid land leases	102,831	46,379
Depreciation and amortization	7,468,616	4,787,674
Write-off / Impairment loss on property, plant and equipment	7,570,566	-
Stock-based compensation expense	3,169,000	1,188,966
Deferred tax asset	(1,913,608)	(21,445)
Changes in assets and liabilities:
Accounts receivable	(14,033,743)	(10,055,752)
Inventories	(405,227)	19,405
Prepayments and deposits	905,669	(682,423)
Other receivables	(151,853)	-
Accounts payable and accrued expenses	1,468,892	4,920,174
Taxes payable	697,706	3,320,663
Net cash provided by operating activities	29,373,938	27,942,222

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(348,196)	(50,940)
Purchase of property, plant and equipment	(34,075,105)	(20,283,022)
Increase in construction in progress	(4,609,456)	(551,699)
Net cash used in investing activities	(39,032,757)	(20,885,661)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from exercising stock options	-	18,000
Proceeds from private placement	-	2,192,919
Repurchase of common stock	(348,147)	-
Repayment of capital lease obligation	(288,739)	-
Advance from a related party	-	231,210
Net cash (used in)/provided by financing activities	(636,886)	2,442,129

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,539,350	161,947
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(8,756,355)	9,660,637
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	68,494,480	45,536,735
CASH AND CASH EQUIVALENTS - END OF PERIOD	$59,738,125	$55,197,372

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$10,341,857	$6,157,079
Interest paid	$1,121	$226
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inception of capital lease obligation for acquiring property, plant and equipment	$3,127,913	$-

Issuance of stock options to employees	$2,717,000	$-

Issuance of warrants to non-employees	$452,000	$-

Issuance of common stock for exercising stock options	$5	$-

Issuance of common stock for exercising warrants	$-	$8

Issuance of common stock for acquiring property, plant and equipment	$-	$608,227

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

In the opinion of management, the unaudited financial information for the quarter ended and six-month period ended June 30, 2011 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the 2010 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(c)           Allowance for Doubtful Accounts

As of June 30, 2011 and December 31, 2010, allowance for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month and six-month periods ended June 30, 2011 and 2010.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $59,688,124 and $68,444,480 with these institutions as of June 30, 2011 and December 31, 2010, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  The balances of accounts receivable as of June 30, 2011 and December 31, 2010 are all amounts outstanding for less than three months.

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
JUNE 30, 2011
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(e)           Property, Plant and Equipment – Continued

Construction in progress primarily represents direct costs of construction of plant, machinery and equipment. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences. Cost of repairs and maintenance is expensed as incurred.

The Company’s depreciation and amortization policies on property, plant and equipment other than mineral rights and construction in progress, are as follows:

Useful life (in years)
Buildings (including salt pans)	15 - 20
Plant and machinery	5 - 8
Motor vehicles	5
Furniture, fixtures and equipment	8

For the three-month period ended June 30, 2011, the Company changed the estimated useful life of certain protection shell/brick of transmission channels and ducts included in plant and machinery from 8 years to 5 years, resulting in an increase of depreciation in the amount of $548,859 for the three-month period ended June 30, 2011.

Property, plant and equipment under capital leases are depreciated over their expected useful lives on the same basis as owned assets, or where shorter, the term of the lease, which is 20 years.

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $105,537 and $132,964 for the three-month periods ended June 30, 2011 and 2010, respectively, and totaled $226,912 and $242,966 for the six-month periods ended June 30, 2011 and 2010, respectively.

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

(i)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue. For the three-month periods ended June 30, 2011 and 2010, shipping and handling costs were $167,657 and $164,440, respectively. For the six-month periods ended June 30, 2011 and 2010, shipping and handling costs were $281,228 and $285,311, respectively.

(j)           Exploration Cost

Exploration costs, which included the cost of researching appropriate places to drill and the cost of actual drilling of potential natural brine resources, were charged to the income statement as incurred. For the three-month and six-month periods ended June 30, 2011, the Company incurred exploration cost in the amount of $3,867,286 in Sichuan province, PRC, for the drilling of exploratory wells and its associated facilities in order to confirm and measure the resources of natural brine in the areas of drilling. The exploratory wells are still under construction and expected to complete by end of 2011.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(k)           Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less.  Because of short maturity of these investments, the carrying amounts approximate their fair values.

(l)           Impairment or Disposal of Long-lived Assets

In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the carrying amount of the assets. An impairment loss, if one exists, is then measured as the amount by which the carrying amount of the asset exceeds the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value of such assets less costs to sell. Asset impairment charges are recorded to reduce the carrying amount of the long-lived asset that will be sold or disposed of to their estimated fair values. Charges for the asset impairment reduce the carrying amount of the long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

For the three-month and six-month periods ended and as of June 30, 2011, the Company made impairment of long-lived assets for the relocation of Factory No. 4 and idle plant and machinery in the amount of $3,873,087. The Company determined that there was no impairment of long-lived assets as of December 31, 2010.

(m)           Income Taxes

The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC, which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their reported amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The guidance also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits.

(n)           Leasing arrangements

Rentals payable under operating leases are charged to the statements of income on a straight line basis over the term of the relevant lease. For capital leases, the present value of future minimum lease payments at the inception of the lease is reflected as an asset and a liability in the statement of financial position. Amounts due within one year are classified as short-term liabilities and the remaining balance as long-term liabilities.

(o)           Contingencies

The Company accrues for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable.  Such estimates may be based on advice from third parties or on management’s judgment, as appropriate.  Revisions to accruals are reflected in earnings (loss) in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss.  Amounts paid upon the ultimate resolution of such liabilities may be materially different from previous estimates.

(p)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 1,378,847 and 8,221 shares for the three-month periods ended June 30, 2011 and 2010, respectively, and amounted to 241,002 and 3,053 shares for the six-month periods ended June 30, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
Numerator
Net income	$10,023,255	$16,426,445	$24,388,254	$24,418,581

Denominator
Basic: Weighted-average common shares outstanding during the period	34,729,179	34,587,479	34,732,527	34,574,514
Add: Dilutive effect of stock options	4,009	151,188	395,746	176,200
Diluted	34,733,188	34,738,667	35,128,273	34,750,714

Net income per share
Basic	$0.29	$0.47	$0.70	$0.71
Diluted	$0.29	$0.47	$0.69	$0.70

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(q)           Foreign Currency Translations and Transactions

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in the United States dollar (“USD” or “$”), the functional currency and the reporting currency of the Company.

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries from RMB into USD are recorded in stockholders’ equity as part of accumulated comprehensive income. The consolidated statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods. The consolidated statement of cash flows is translated at average rates during the reporting period, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

(r)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the six-month period ended June 30, 2011 or issued during 2011 had or expected to have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 2 – ASSETS ACQUISITIONS

Pursuant to the lease contract signed by SCHC on November 5, 2010 with State-Operated ShouguanQingshuibo Farm (the “Lessor”), the Company recognized in January 2011 (1) a 20-year capital lease of a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, with an annual payment of Renminbi (“RMB”)1,877,000 (approximately $290,034) up to December 31, 2030 to the Lessor, aggregating $3,127,913 (the present value of the minimum lease payments); and (2) a 20-year land lease and rights to new extraction wells on which the aforesaid real property, production facilities, channels and ducts, other production equipment and the buildings are situated, with an annual payment of RMB3,123,000 (approximately $482,566) up to December 31, 2030 to the Lessor.  The lease was accounted for under FASB ASC 840-10-25 “Leases – Recognition” and $3,127,913 was included in property, plant equipment under capital lease as of June 30, 2011.

The Company also enhanced the new plant and machinery in the first quarter of 2011 by making capital improvement in reconstruction and renovation work at a cost of approximately $3,050,400, which was recorded as buildings and plant and machinery, for the operation of the aforesaid real property, production facilities, channels and ducts, other production equipment and the buildings located on the property.

During the quarter ended June 30, 2011, the Company carried out enhancement projects to its existing bromine extraction and crude salt production facilities.  In particular, the Company incurred reconstruction and renovation works at a cost of approximately $12,379,153 for its crude salt fields in Factory No. 1, 5 to 9, and at a cost of approximately $20,087,600 for its extraction wells and transmission channels and ducts in Factory No. 1 to 9.  The above enhancement projects have estimated useful lives of 5 to 8 years and are capitalized as buildings and plant and machinery.

NOTE 3 – INVENTORIES

Inventory consists of:
	June 30, 2011	December 31, 2010

Raw materials	$754,324	$769,817
Finished goods	2,404,497	1,916,775
Allowance for obsolete and slow moving inventory	(6,849)	(6,693)
	$3,151,972	$2,679,899

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from twenty to fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. The prepaid land lease is amortized on a straight line basis. During the three-month period ended June 30, 2011, amortization of prepaid land lease totaled $72,989, which was recorded as cost of net revenue.  During the three-month period ended June 30, 2010, amortization of prepaid land lease totaled $24,322, of which $24,175 and $147 were recorded as cost of revenue and administrative expenses respectively. During the six-month period ended June 30, 2011, amortization of prepaid land lease totaled $102,831, which was recorded as cost of net revenue.  During the six-month period ended June 30, 2010, amortization of prepaid land lease totaled $46,379, of which $46,085 and $294 were recorded as cost of net revenue and administrative expenses respectively.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships.  Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land.  The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 94.64 square kilometers of aggregate carrying value of $1,009,383 and approximately 92.32 square kilometers of aggregate carrying value of $743,275 as at June 30, 2011 and December 31, 2010, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2011	December 31, 2010
At cost:
Mineral rights	$6,151,933	$6,011,790
Buildings (including salt pans)	40,241,602	41,082,825
Plant and machinery	119,793,169	85,944,460
Motor vehicles	6,838	6,683
Furniture, fixtures and equipment	3,950,101	3,850,525
Construction in progress	4,609,456	-
Total	174,753,099	136,896,283

Less: Impairment	(3,190,041)	-
Less: Accumulated depreciation and amortization	(30,939,611)	(24,717,284)
Net book value	$140,623,447	$112,178,999

The Company has certain buildings and salt pans erecting on parcels of land located in Shouguang, the PRC, and such parcels of land are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land.  The Company could not obtain property ownership certificates covers certain properties of aggregate carrying value of $31,942,453 and aggregate carrying value of $33,868,298 as at June 30, 2011 and December 31, 2010, respectively.

During the three-month period ended June 30, 2011, depreciation and amortization expense totaled $4,120,097, of which $3,830,437 and $196,707 were recorded as cost of net revenue and administrative expenses respectively. During the three-month period ended June 30, 2010, depreciation and amortization expense totaled $2,410,053, of which $2,348,969 and $61,084 were recorded as cost of sales and administrative expenses respectively.  During the six-month period ended June 30, 2011, depreciation and amortization expense totaled $7,375,662, of which $6,805,179 and $570,483 were recorded as cost of net revenue and administrative expenses respectively. During the six-month period ended June 30, 2010, depreciation and amortization expense totaled $4,818,792, of which $4,696,076 and $122,716 were recorded as cost of sales and administrative expenses respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

Construction in progress as at June 30, 2011 represented the construction and renovation costs incurred for new Factory No. 4, which is currently under construction.  In mid-May 2011, the local PRC government requested to recall the leased land of original Factory No. 4 for redevelopment and agreed to lease another parcel of land to the Company nearby to the existing Factory No. 4.  The amount of compensation is still under negotiation with the local PRC government.  The total construction cost of the new Factory No. 4 is approximately $6,721,620, which is expected to be completed by late August 2011.

The operations of the original Factory No. 4 were stopped in early July 2011 to cooperate with the demolition of factory and relocation of useful plant and machinery to new factory. For those fixed assets that could not be relocated to the new factory, the Company made impairment of $1,384,443 as of June 30, 2011 and included the impairment loss in write-off / impairment on property, plant and equipment.

In June 2010, the Company completed the construction of a production line for wastewater treatment chemical additives at a total cost of RMB60,000,000 (equivalent to $8,838,000). A retention payable of $453,000 as at December 31, 2010, representing 5% of the total cost, will be paid to Shouguang City Shengkun Construction Co., Ltd. upon one year after the completion date. The Company decided to switch the aforesaid production line to the production of pharmaceutical and agricultural chemical intermediates in mid-June 2011 as the Company experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. An impairment of $1,805,598 was made as of June 30, 2011 and included in write-off / impairment on property, plant and equipment.

In late June 2011, the Company completed the enhancement projects to its crude salt fields, extraction wells and transmission channels and ducts at total costs of RMB210,113,600 (equivalent to $32,466,753). Retention payables of $1,623,338 as at June 30, 2011, representing 5% of the total costs, will be paid to Shouguang City Shengdou Construction Group Co., Ltd. and Shouguang City Shengkun Construction Co., Ltd. upon six months after the completion date. Certain protection shell of crude salt fields and transmission channels and ducts were replaced during the enhancement projects, write-off of $1,632,004 and $2,065,475, respectively, were made as of June 30, 2011 and included in write-off / impairment on property, plant and equipment.

For the three-month periods ended June 30, 2011 and 2010, repair and maintenance expense were $38,457 and $36,682, respectively. For the six-month periods ended June 30, 2011 and 2010, repair and maintenance expense were $89,090 and $61,813, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	June 30, 2011	December 31, 2010
At cost:
Buildings	$127,157	$-
Plant and machinery	3,094,127	-
Total	3,221,284	-

Less: Impairment	(683,046)
Less: Accumulated depreciation and amortization	(93,371)	-
Net book value	$2,444,867	$-

The above buildings erecting on parcels of land located in Shouguang, the PRC are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month and six-month periods ended June 30, 2011, depreciation and amortization expense totaled $92,954, which was recorded as cost of net revenue.

An impairment of $683,046 was made as of June 30, 2011 and included in write-off / impairment on property, plant and equipment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2011	2010
Accounts payable	$6,482,948	$5,661,329
Salary payable	120,198	121,121
Social security insurance contribution payable	47,778	30,946
Amount due to a contractor	1,008,243	-
Other payable	385,522	606,339
Total	$8,044,689	$6,419,735

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2011	2010
Income tax payable	$5,372,871	$4,377,314
Mineral resource compensation fee payable	685,336	486,585
Value added tax payable	1,174,217	1,031,525
Land use tax payable	526,288	966,397
Other tax payables	276,601	301,274
Total	$8,035,313	$7,163,095

NOTE 9 – CAPITAL LEASE OBLIGATION

The components of capital lease obligation are as follows:

	Imputed	June 30,	December 31,
	Interest rate	2011	2010
Total capital lease obligation	6.7%	$3,039,238	$-
Less: Current portion		(82,847)	-
Capital lease obligation, net of current portion		$2,956,391	$-

Interest expenses from capital lease obligation amounted to $65,740 and $107,956 were charged to the income statements for the three-month and six-month periods ended June 30, 2011, respectively.

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

In the second quarter of 2011, the Company issued 9,430 shares of its common stock based on the fair market price of $3.42 upon the cashless exercise of 12,500 stock options granted to a Board member.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 – TREASURY STOCK

In June 2011, the Company repurchased 100,500 common stock of the Company at an average price of $3.46 per share for a total cost of $348,147 under the approval of the Board of Directors.  The Company recorded the entire purchase price of the treasury stock as a reduction of equity.

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Amendment to the 2007 Equity Incentive Plan, the aggregate number of stock options available for grant and issuance is 4,341,989 shares.

In February 2011, the Company granted to the investor relations firm a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $12.6 per share and the warrants vested immediately. The warrant was valued at $452,000 fair value, using the Black-Scholes option pricing model with assumed 193.42% volatility, a five-year expiration term, a risk free rate of 2.30% and no dividend yield. For the three-month and six-month periods ended June 30, 2011, $0 and $452,000 were recognized as general and administrative expenses, respectively.

In early March 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $9.16 per share and the options vested immediately. The options were valued at $35,000 fair value, using the Black-Scholes option pricing model with assumed 64.5% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.46% and no dividend yield. For the three-month and six-month periods ended June 20, 2011, $0 and $35,000 were recognized as general and administrative expenses, respectively.

In late March 2011, the Company granted to 3 executive officers options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $4.97 per share and the options are exercisable in equal installments over periods of two years. The options were valued at $4,317,000 fair value, using the Black-Scholes option pricing model with assumed 77.22% to 94.36% volatility, a four-year expiration term with expected tenors of 2 to 2.49 years, risk free rates of 0.81% to 1.05% and no dividend yield. For the three-month and six-month periods ended June 30, 2011, $0 and $1,945,000 was recognized as general and administrative expenses, respectively.

In late March 2011, the Company also granted to 18 management staff options to purchase 654,000 shares of the Company’s common stock at an exercise price of $4.97 per share and the options are exercisable in equal installments over periods of three years. The options were valued at $2,632,000 fair value, using the Black-Scholes option pricing model with assumed 77.22% to 118.84% volatility, a four-year expiration term with expected tenors of 2 to 3 years, risk free rates of 0.81% to 1.29% and no dividend yield. For the three-month and six-month periods ended June 30, 2011, $0 and $706,000 were recognized as general and administrative expenses, respectively.

In early May 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.93 per share and the option vested immediately. The option was valued at $15,800 fair value, using the Black-Scholes option pricing model with assumed 79.91% volatility, a four-year expiration term with expected tenor of 2 years, a risk free rate of 0.57% and no dividend yield. For the three-month and six-month periods ended June 30, 2011, $15,800 was recognized as general and administrative expenses.

In late June 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $3.10 per share and the option vested immediately. The option was valued at $15,200 fair value, using the Black-Scholes option pricing model with assumed 86.36% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.32% and no dividend yield. For the three-month and six-month periods ended June 30, 2011, $15,200 was recognized as general and administrative expenses.

As of June 30, 2011, there was $4,298,000 of total unrecognized compensation cost related to non-vested stock options granted under the 2007 Equity Incentive Plan that is expected to be recognized in next 2 years.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2011 and June 30, 2011.

	Number of Option and Warrants Outstanding	Number of Option and Warrants Non-vested	Number of Option and Warrants Vested	Range of Exercise Price per Common Share
Balance, January 1, 2011	458,971	-	458,971	$0.84 - $12.00
Granted during the six-month period ended June 30, 2011	1,941,500	1,941,500	-	$2.93 - $12.60
Vested during the six-month period ended June 30, 2011	-	(905,500)	905,500	$2.93 - $12.60
Exercised during the six-month period ended June 30, 2011	(12,500)	-	(12,500)	$0.84
Forfeited or expired during the six- month period ended June 30, 2011	(50,000)	-	(50,000)	$8.25 - $10.43
Balance, June 30, 2011	2,337,971	1,036,000	1,301,971	$2.93 - $12.60

	Stock and Warrants Options Outstanding
			Weighted Average	Weighted Average
	Outstanding	Range of	Remaining	Exercise Price of Options
	at June 30, 2011	Exercise Prices	Contractual Life (Years)	Currently Outstanding
Exercisable	1,301,971	$2.93 - $12.60	3.16	$ 6.49
Non-exercisable	1,036,000	$4.97	3.75	$ 4.97
Total Outstanding	2,337,971	$2.93 - $12.60	3.42	$ 5.82

The weighted average grant-date fair values as at June 30, 2011 and December 31, 2010 were $7.01 and $8.83, respectively.

At June 30, 2011, the aggregate intrinsic value of the stock options and warrants was $3,097,667.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods ended June 30, 2011 and 2010, and management believes that its earnings are permanently invested in the PRC. As of June 30, 2011 and December 31, 2010, the accumulated undistributed PRC earnings are $157,247,491 and $129,338,559, respectively.

(b)           BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the periods ended June 30, 2011 and 2010.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the period.  The applicable statutory tax rates for the periods ended June 30, 2011 and 2010 are 16.5%.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC and SYCI in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC and SYCI are wholly foreign-owned enterprises (“FIE”) incorporated in the PRC and are subject to PRC Foreign Enterprise Income Tax Law.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 will be exempted from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at 5% effective tax rate.

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2011, the Company has not recorded any WHT on the cumulative amount of undistributed retained earnings of its foreign invested enterprises in China.  As of June 30, 2011 and December 31, 2010, the unrecognized WHT are $7,862,375 and $6,466,928, respectively.

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30
Reconciliations	2011	2010	2011	2010

Statutory income tax rate	25%	25%	25%	25%
Non-deductible items and under-provision in prior periods	0%	0%	3%	1%
Effective tax rate	25%	25%	28%	26%

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2011 and December 30, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,712	$1,674
Impairment on property, plant and equipment	968,272	-
Exploration costs	971,158	-
Property, plant and equipment	86,832	98,020
Property, plant and equipment under capital leases	8,306	-
US federal net operating loss	8,895,208	7,698,225

Total deferred tax assets	10,931,488	7,797,919

Valuation allowance	(8,895,208)	(7,698,225)

Net deferred tax asset	$2,036,280	$99,694

Current deferred tax asset	$1,712	$99,694

Long-term deferred tax asset	$2,034,568	$-

There was no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2011 and December 31, 2010.

Tax returns filed regarding tax years from 2004 through 2010 are subject to review by the respective tax authorities.

NOTE 14 – BUSINESS SEGMENTS

The Company has three reportable segments:  bromine, crude salt and chemical products.

Three-Month Period Ended June 30, 2011	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total

Net revenue	$33,230,646	$5,994,384	$12,075,782	$51,300,812	$-	$51,300,812
Income (loss) from operations	9,448,177	1,926,627	2,029,160	13,403,964	(407,653)	12,996,311
Income taxes	2,466,262	379,478	506,605	3,352,345	-	3,352,345
Total assets	146,989,573	52,795,615	42,676,361	242,461,549	3,013,131	245,474,680
Depreciation and amortization	2,859,567	578,359	682,171	4,120,097	-	4,120,097
Capital expenditures	24,737,693	16,185,485	37,664	40,960,842	-	40,960,842
Write-off / Impairment	3,749,435	2,015,533	1,805,598	7,570,566	-	7,570,566

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

Three-Month Period Ended June 30, 2010	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total

Net revenue	$30,940,347	$4,043,723	$11,767,739	$46,751,809	$-	$46,751,809
Income (loss) from operations	15,627,586	3,051,102	3,389,772	22,068,460	(191,054)	21,877,406
Income taxes	4,088,467	571,087	851,179	5,510,733	-	5,510,733
Total assets	123,191,728	23,437,717	35,466,253	182,095,698	53,107	182,148,805
Depreciation and amortization	1,741,822	246,386	421,845	2,410,053	-	2,410,053
Capital expenditures	10,407,637	4,214,008	2,641,140	17,262,785	-	17,262,785

Six-Month Period Ended June 30, 2011	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total

Net revenue	$63,379,962	$11,028,718	$22,270,664	$96,679,344	$-	$96,679,344
Income (loss) from operations	25,798,291	5,873,545	5,385,697	37,057,533	(3,819,714)	33,237,819
Income taxes	6,742,153	1,192,917	1,350,397	9,285,467	-	9,285,467
Total assets	146,989,573	52,795,615	42,676,361	242,461,549	3,013,131	245,474,680
Depreciation and amortization	5,014,155	1,098,678	1,355,783	7,468,616	-	7,468,616
Capital expenditures	31,649,079	16,185,485	37,664	47,872,228	-	47,872,228
Write-off / Impairment	3,749,435	2,015,533	1,805,598	7,570,566	-	7,570,566

Six-Month Period Ended June 30, 2010	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total

Net revenue	$48,002,907	$6,877,621	$21,564,699	$76,445,227	$-	$76,445,227
Income (loss) from operations	22,828,098	4,976,418	6,753,287	34,557,803	(1,625,171)	32,932,632
Income taxes	6,057,402	896,765	1,695,240	8,649,407	-	8,649,407
Total assets	123,191,728	23,437,717	35,466,253	182,095,698	53,107	182,148,805
Depreciation and amortization	3,424,609	519,605	843,460	4,787,674	-	4,787,674
Capital expenditures	10,407,637	4,214,008	7,040,639	21,662,284	-	21,662,284

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30
Reconciliations	2011	2010	2011	2010

Total segment operating income	$13,403,964	$22,068,460	$37,057,533	$34,557,803
Corporate overhead expenses	(407,653)	(191,054)	(3,819,714)	(1,625,171)
Other income	379,289	59,772	435,902	135,356
Income tax expense	(3,352,345)	(5,510,733)	(9,285,467)	(8,649,407)

Total consolidated net income	$10,023,255	$16,426,445	$24,388,254	$24,418,581

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,507	$1,121	$760	$5,388	10.5%
TOTAL		$3,507	$1,121	$760	$5,388	10.5%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$9,238	$1,963	$1,329	$12,530	13.0%
2	Shouguang City Rongyuan Chemical Company Limited	$7,285	$2,622	$-	$9,907	10.3%
TOTAL		$16,523	$4,585	$1,329	$22,437	23.3%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2010.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$4,097	$1,047	$-	$5,114	11.0%
TOTAL		$4,097	$1,047	$-	$5,114	11.0%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2010.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$6,712	$1,546	$-	$8,258	10.8%
TOTAL		$6,712	$1,546	$-	$8,258	10.8%

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – MAJOR SUPPLIERS

During the three-month and six-month periods ended June 30, 2011, the Company purchased 81.1% and 81.6% of its raw materials from its top five suppliers, respectively.  At June 30, 2011, amounts due to those suppliers included in accounts payable were $5,094,255. During the three-month and six-month periods ended June 30, 2010, the Company purchased 90.8% and 91.2% of its raw material from top five suppliers, respectively.  At June 30, 2010, amounts due to those suppliers included in accounts payable were $9,403,022. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers.  During the three-month and six-month periods ended June 30, 2011, the Company sold 40.8% and 43.9% of its products to its top five customers, respectively. At June 30, 2011, amounts due from these customers were $16,417,668. During the three-month and six-month periods ended June 30, 2010, the Company sold 41.7% and 41.7% of its products to its top five customers, respectively.  At June 30, 2010, amounts due from these customers were $11,616,499. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable, other receivables and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2011 and December 31, 2010.

NOTE 18 – RESEARCH AND DEVELOPMENT EXPENSES

On September 6, 2007, SYCI and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of refined bromide compounds and end products. According to the Co-Op Research Agreement, any research achievement or patents will become assets of the Company. Originally, the Company will provide $500,000 annually until June 2012 to East China University of Science and Technology for research. On June 7, 2011, the Company and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for the Company.

Since the second quarter of 2010, SYCI conducted research for the new production line of wastewater treatment additives, the purpose of which is for the testing of the manufacturing routine and samples. The new production line was started operation and normal production in April 2011. However, the Company decided to switch the aforesaid production line to the production of pharmaceutical and agricultural chemical intermediates in mid-June 2011 as the Company experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. The research and development expense incurred for the new production line of wastewater treatment additives from outside parties and the consumption of bromine produced by the Company during the three-month period ended June 30, 2011 were $12,261 and $13,158, respectively. The research and development expense incurred for the new production line of wastewater treatment additives from outside parties and the consumption of bromine produced by the Company during the six-month period ended June 30, 2011 were $33,813 and $43,226, respectively.

The total research and development expense recognized in the income statements during the three-month periods ended June 30, 2011 and 2010 were $133,519 and $596,151, respectively. The total research and development expense recognized in the income statements during the six-month periods ended June 30, 2011 and 2010 were $313,856 and $721,353, respectively.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

The Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease.  The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

The Company has leased five pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2030, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has committed (i) approximately $105,460 for conversion of the new wastewater treatment additives production to the production of pharmaceutical and agricultural chemical intermediates, (ii) approximately $1,680,405 for relocation and construction of new Factory No. 4 and (iii) approximately $3,115,123 for the drilling of exploratory wells and its associated facilities in Sichuan province as of June 30, 2011.

The following table sets forth the Company’s contractual obligations as of June 30, 2011:

	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations	Contract for R&D expenses

Less than 1 year	$290,034	$317,624	$4,900,988	$-
1 - 3 years	580,068	1,247,879	-	-
3 - 5 years	580,068	1,265,104	-	-
More than 5 years	4,205,494	17,852,586	-	-
Total	$5,655,664	$20,683,193	$4,900,988	$-
Less: Amount representing interest	(2,616,426)
Present value of net minimum lease payments	$3,039,238

Rental expenses related to operating leases of the Company amounted to $157,480 and $24,322 were charged to the income statements for the three-month ended June 30, 2011 and 2010, respectively. Rental expenses related to operating leases of the Company amounted to $261,488 and $46,379 were charged to the income statements for the six-month ended June 30, 2011 and 2010, respectively.

NOTE 20 – CONTINGENCY

The Company and certain of its officers and directors have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, captioned Snellink v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The plaintiff asserts claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010 by failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company, and by overstating revenue and net income.  The complaint seeks damages in an unspecified amount.

On July 26, 2011, the Court entered an order appointing lead plaintiffs and lead counsel and requiring lead plaintiffs to file an amended complaint, if any, within 45 days.  The defendants are not required to answer or otherwise respond to the complaint until after the lead plaintiffs either decide to proceed on the basis of the original complaint or file an amended complaint.  The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses of this litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our 2010 Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2011 and 2010.

	Three-Month Period Ended June 30, 2011	Three-Month Period Ended June 30, 2010	% Change
Net revenue	$51,300,812	$46,751,809	10%
Cost of net revenue	$(24,994,703)	$(23,470,972)	6%
Gross profit	$26,306,109	$23,280,837	13%
Sales, marketing and other operating expenses	$(23,733)	$(75,687)	(69%)
Research and development costs	$(133,519)	$(596,151)	(78%)
Exploration cost	$(3,867,286)	$-	-
Write-off / Impairment on property, plant and equipment	$(7,570,566)	$-	-
General and administrative expenses	$(1,714,694)	$(731,593)	134%
Income from operations	$12,996,311	$21,877,406	(41%)
Other income, net	$379,289	$59,772	535%
Income before taxes	$13,375,600	$21,937,178	(39%)
Income taxes	$(3,352,345)	$(5,510,733)	(39%)
Net income	$10,023,255	$16,426,445	(39%)

	Six-Month Period Ended June 30, 2011	Six-Month Period Ended June 30, 2010	% Change
Net revenue	$96,679,344	$76,445,227	26%
Cost of net revenue	$(45,586,087)	$(39,706,471)	15%
Gross profit	$51,093,257	$36,738,756	39%
Sales, marketing and other operating expenses	$(47,745)	$(96,385)	(50%)
Research and development costs	$(313,856)	$(721,353)	(56%)
Exploration cost	$(3,867,286)	$-	-
Write-off / Impairment on property, plant and equipment	$(7,570,566)	$-	-
General and administrative expenses	$(6,055,985)	$(2,988,386)	103%
Income from operations	$33,237,819	$32,932,632	1%
Other income, net	$435,902	$135,356	222%
Income before taxes	$33,673,721	$33,067,988	2%
Income taxes	$(9,285,467)	$(8,649,407)	7%
Net income	$24,388,254	$24,418,581	(0%)

Net revenue Net revenue was $51,300,812 for three-month period ended June 30, 2011, an increase of approximately $4.5 million (or 10%) as compared to the same period in 2010. This increase was primarily attributable to (i) the steady growth in our bromine segment, in which revenue increased from $30,940,347 for the three-month period ended June 30, 2010 to $33,230,646 for the same period in 2011, an increase of approximately 7%; and (ii) the strong growth in our crude salt segment, in which revenue increased from $4,043,723 for the three-month period ended June 30, 2010 to $5,994,384 for the same period in 2011, an increase of approximately 48%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Increase
	June 30, 2011		June 30, 2010		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$33,230,646	65%	$30,940,347	66%	7%
Crude Salt	$5,994,384	12%	$4,043,723	9%	48%
Chemical Products	$12,075,782	23%	$11,767,739	25%	3%
Total sales	$51,300,812	100%	$46,751,809	100%	10%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	June 30, 2011	June 30, 2010	Increase/(Decrease)
Bromine	7,670	10,666	(28%)

Crude Salt	124,809	100,101	25%

Due to the diverse product mix and varying values, management does not believe that the tonne sold by the chemical product division is a meaningful metric.

Bromine segment
The increase in net revenue from our bromine segment was mainly due to the increase in the average selling price of bromine. The average selling price of bromine increased from $2,901 per tonne for the three-month period ended June 30, 2010 to $4,333 per tonne for the same period in 2011, an increase of 49%. Similar to last quarter, the increase in the average selling price was a result of (i) strong demand for brominated flame retardants, fumigants, water purification compounds, dyes, medicines, and disinfectants in the China market following the recovery of business and economic conditions and reforms in the medical industry in China, and (ii) expansion of bromine applications in a variety of industries. However, the sales volume of bromine, decreased from 10,666 tonnes for the three-month period ended June 30, 2010 to 7,670 tonnes for the same period in 2011, a decrease of approximately 28%. Despite an increase in the number of our bromine production plants in recent years, sales volume of bromine decreased. The decrease in the sales volume of bromine was mainly attributable to (i) less bromine being extracted from brine water during the production process due to a decrease in bromine concentration of brine water being extracted, (ii) the government restricting the supply of electricity to industrial users in May when the usage of electricity in the area of our facilities was high and the supply was limited; and (iii) enhancement construction on our production facilities during the three-month period ended June 30, 2011.

Crude salt segment
The increase in net revenue from our crude salt segment was mainly due to the increase in both the average selling price and sales volume of crude salt. The average selling price of crude salt increased from $40 per tonne for the three-month period ended June 30, 2010 to $48 per tonne for the same period in 2011, an increase of 19%, and the sales volume of crude salt also increased by nearly 25% from 100,101 tonnes for the three-month period ended June 30, 2010 to 124,809 tonnes for the same period in 2011. The increase in average selling price was a result of increased demand for crude salt. In 2010, our sales volume was restricted by limited production capacity. We acquired an additional crude salt field in late 2010, which increased our productivity, and increased the volume of crude salt we sold.

Chemical products segment
Revenues from our chemical products segment increased from $11,767,739 for three-month period ended June 30, 2010 to $12,075,782 for the same period in 2011, an increase of approximately 3%. The increase was mainly attributable to the introduction of a new wastewater treatment chemical additive during April and May 2011, which contributed revenue of $520,014 (or 4%) to our chemical products segment in this quarter. In June we stopped production of our wastewater treatment chemical additive as we experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin. In July we successfully converted the production equipment from this wastewater treatment chemical additive to pharmaceutical and agricultural chemical additives with higher profit margins. Oil and gas exploration chemicals are still our most popular products within the chemical products segment, which contributed $7,994,967 (or 66%) and $8,599,023 (or 73%) of our chemical segment revenue for the three-month period ended June 30, 2011 and 2010, respectively, a decrease of $604,056. Our revenue from agricultural intermediates increased from $1,687,236 for three-month period ended June 30, 2010 to $2,299,138 for the same period in 2011, an increase of approximately 36%. We believe that as a result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, the overall demand for chemical additives was reduced, which resulted in a decrease in our revenue from oil and gas exploration additives and paper manufacturing additives. However, the PRC government continues to support expansion of agricultural related products, which supported the growth in sales of pesticides manufacturing additives.

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	June 30, 2011		June 30, 2010		Net Revenue
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$7,994,967	66%	$8,599,023	73%	(7%)
Paper manufacturing additives	$1,261,663	11%	$1,481,480	13%	(15%)
Pesticides manufacturing additives	$2,299,138	19%	$1,687,236	14%	36%
Wastewater treatment chemical additives	$520,014	4%	$-	-%	-%
Total sales	$12,075,782	100%	$11,767,739	100%	3%

Net revenue for the six-month period ended June 30, 2011, was $96,679,344, representing an increase of $20,234,117 or 26% over the same period in 2010. This increase was primarily attributable to (i) the growth in our bromine segment, in which revenue increased from $48,002,907 for the six-month period ended June 30, 2010 to $63,379,962 for the same period in 2011, an increase of approximately 32%; and (ii) the strong growth in our crude salt segment, in which revenue increased from $6,877,621 for the six-month period ended June 30, 2010 to $11,028,718 for the same period in 2011, an increase of approximately 60%.

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase
	June 30, 2011		June 30, 2010		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$63,379,962	66%	$48,002,907	63%	32%
Crude Salt	$11,028,718	11%	$6,877,621	9%	60%
Chemical Products	$22,270,664	23%	$21,564,699	28%	3%
Total sales	$96,679,344	100%	$76,445,227	100%	26%

	Six-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	June 30, 2011	June 30, 2010	Increase/(Decrease)
Bromine	14,230	17,576	(19%)

Crude Salt	225,320	178,101	27%

Due to the diverse product mix and varying values, management does not believe that the tonne sold by the chemical product division is a meaningful metric.

Bromine segment
The increase in net revenue from our bromine segment was mainly due to the increase in the average selling price of bromine. The average selling price of bromine increased from $2,731 per tonne for the six-month period ended June 30, 2010 to $4,454 per tonne for the same period in 2011, an increase of 63%. As mentioned in aforesaid paragraphs for three-month period ended June 30, 2011, the increase in average selling price was a result of (i) strong demand in the China market following the recovery of business and economic conditions and reforms in the medical industry in China, and (ii) expansion of bromine applications in a variety of industries. However, the sales volume of bromine, decreased from 17,576 tonnes for the six-month period ended June 30, 2010 to 14,230 tonnes for the same period in 2011, a decrease of approximately 19%. Despite an increase in the number of our bromine production plants in recent years, sales volume of bromine decreased. The reasons for the decrease in the sales volume of bromine are the same as mentioned in aforesaid paragraphs for the three-month period ended June 30, 2011.

Crude salt segment
The increase in net revenue from our crude salt segment was mainly due to the increase in both the average selling price and sales volume of crude salt. The average selling price of crude salt increased from $39 per tonne for the six-month period ended June 30, 2010 to $49 per tonne for the same period in 2011, an increase of 27%, and the sales volume of crude salt also increased from 178,101 tonnes for the six-month period ended June 30, 2010 to 225,320 tonnes for the same period in 2011, an increase of approximately 27%. As mentioned in aforesaid paragraphs for three-month period ended June 30, 2011, the increase in average selling price was a result of increased demand for crude salt and the increase in our productivity as a result of the additional crude salt field we acquired in late 2010, which increased the volume of crude salt we sold.

Chemical products segment
Revenues from our chemical products segment increased from $21,564,699 for six-month period ended June 30, 2010 to $22,270,664 for the same period in 2011, an increase of approximately 3%. The increase was mainly attributable to the introduction of a new wastewater treatment chemical additive during April and May 2011, which contributed revenue of $520,013 (or 2%) to our chemical products segment in the first half of 2011. As mentioned hereinbefore, in June we stopped production of our wastewater treatment chemical additive and in July we successfully converted the production equipment from this wastewater treatment chemical additive to pharmaceutical and agricultural chemical additives with higher profit margins. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $15,194,568 (or 68%) and $16,256,884 (or 76%) of our chemical segment revenue for the six-month period ended June 30, 2011 and 2010, respectively, with a decrease of $1,062,316. As mentioned hereinbefore, we believe that as result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, the overall demand for chemical additives was reduced, which resulted in a decrease in our revenue in oil and gas exploration additives and paper manufacturing additives. However, revenue from our agricultural intermediates increased from $2,666,873 for six-month period ended June 30, 2010 to $4,048,390 for the same period in 2011, an increase of approximately 52%. The PRC government continues to support expansion of agricultural related products, which supported the growth in sales of pesticides manufacturing additives.

	Product Mix of Chemical Products Segment				Percent
	Six-Month Period Ended		Six-Month Period Ended		Change of
	June 30, 2011		June 30, 2010		Net Revenue
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$15,194,568	68%	$16,256,884	76%	(7%)
Paper manufacturing additives	$2,507,693	12%	$2,640,942	12%	(5%)
Pesticides manufacturing additives	$4,048,390	18%	$2,666,873	12%	52%
Wastewater treatment chemical additives	$520,013	2%	$-	-%	-%
Total sales	$22,270,664	100%	$21,564,699	100%	26%

Although net revenue in all segments grew, the growth of sales of bromine and crude salt was much higher than that of our chemical products operations mainly due to the outweighed increase in average selling price of bromine and crude salt.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2011		June 30, 2010		Net Revenue
Segment		% of Net Revenue		% of Net Revenue
Bromine	$15,518,035	47%	$14,850,528	48%	4%
Crude Salt	$1,410,903	24%	$928,056	23%	52%
Chemical Products	$8,065,765	67%	$7,692,388	65%	5%
Total	$24,994,703	49%	$23,470,972	50%	6%

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2011		June 30, 2010		Net Revenue
Segment		% of Net Revenue		% of Net Revenue
Bromine	$28,767,486	45%	$24,037,114	50%	20%
Crude Salt	$2,416,297	22%	$1,725,612	25%	40%
Chemical Products	$14,402,304	65%	$13,943,745	65%	3%
Total	$45,586,087	47%	$39,706,471	52%	15%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $24,994,703 for three-month period ended June 30, 2011, an increase of $1,523,731 (or approximately 6%) compared to the same period in 2010. Our cost of net revenue was $45,586,087 for six-month period ended June 30, 2011, an increase of $5,879,616 (or approximately 15%) compared to the same period in 2010. The increase in both the three-month and six-month periods ended June 30, 2011 was primarily due to the increase in the purchase price of raw materials, depreciation and amortization of manufacturing plant and machinery and mineral resources compensation fees paid for extraction of brine water in the bromine segment. The rate of increase for cost of net revenue was lower than that of net revenue as (i) the supply and price of raw materials are relatively stable in compared with the selling price of bromine and (ii) the leverage of bulk purchase of raw materials which partially lowered the percentage of increase in price of raw materials.

Bromine segment
For the three-month period ended June 30, 2011, the cost of net revenue for the bromine segment was $15,518,035, representing an increase of $667,507 or 4% over the same period in 2010. The three major components of the cost of revenue for the bromine segment, namely, cost of raw materials and finished goods consumed, depreciation and amortization of manufacturing plant and machinery and electricity, contributed $10,235,449 (or 66%), $2,590,493 (or 17%) and $1,257,231 (or 8%), respectively to of the cost of net revenue. For the three-month period ended June 30, 2010, the major components of the cost of net revenue was cost of raw materials and finished goods consumed of $10,194,791 (or 69%), depreciation and amortization of manufacturing plant and machinery of $1,695,160 (or 11%) and electricity of $1,563,523 (or 11%), a similar cost structure as compared with the same in 2011. The rate of increase for cost of net revenue was lower than that of net revenue because (i) the supply and price of raw materials are relatively stable compared with the selling price of bromine and (ii) bulk purchases of raw materials partially lowered the percentage of increase in the price of raw materials.

The cost of net revenue for bromine segment for the six-month period ended June 30, 2011 was $28,767,486, an increase of $4,730,372 (or 20%) compared to $24,037,114 for the same period in 2010. The most significant components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $19,205,474 (or 67%), depreciation and amortization of manufacturing plant and machinery of $4,664,737 (or 16%) and electricity of $2,152,256 (or 7%) for the six-month period ended June 30, 2011. The major components of the cost of revenue for the six-month period ended June 30, 2010 were cost of raw materials and finished goods consumed of $16,238,954 (or 68%), depreciation and amortization of manufacturing plant and machinery of $3,362,959 (or 14%) and electricity of $2,568,132 (or 11%). The increase in cost of net revenue was attributable to the increase in raw material prices.

Crude salt segment
The cost of net revenue for crude salt segment for the three-month period ended June 30, 2011 was $1,410,903, an increase of $482,847 (or 52%) compared to $928,056 for the same period in 2010. The increase was mainly attributable to an increase in the number of our crude salt fields for evaporation of crude salt, which increased the corresponding variable costs, such as resource tax paid and depreciation and amortization of manufacturing plant and machinery. The significant cost components for the three-month period ended June 30, 2011 were depreciation and amortization of $565,445 (or 40%), resource tax calculated based on the crude salt sold of $383,988 (or 27%) and electricity of $193,447 (or 14%). The significant cost components for the three-month period ended June 30, 2010 were depreciation and amortization of $239,869 (or 26%), resource tax of $293,756 (or 32%) and electricity of $218,869 (24%).

For the six-month period ended June 30, 2011, the cost of net revenue for crude salt segment was $2,416,297, representing an increase of $690,685 or 40% over the same period in 2010. As mentioned hereinbefore, the increase in cost was mainly due to the increase in the number of crude salt fields. The significant costs were depreciation and amortization of $1,070,479 (or 44%), resource tax of $689,342 (or 29%) and electricity of $363,715 (or 15%) for the six-month period ended June 30, 2011. The major cost components were depreciation and amortization of $505,461 (or 29%), resource tax of $522,530 (or 30%) and electricity of 384,567 (or 22%) for the six-month period ended June 30, 2010.

Chemical products segment
Cost of net revenue for the three-month period ended June 30, 2011, was $8,065,765, representing an increase of $373,377 or 5% over the same period in 2010. The rate of increase for the cost of net revenue for chemical products segment was similar to that of net revenue. The significant costs were cost of raw material and finished goods consumed of $6,961,495 (or 86%) and $6,949,642 (90%) and depreciation and amortization of manufacturing plant and machinery of $674,499 (or 8%) and $413,940 (or 5%) for each of the three-month periods ended June 30, 2011 and 2010, respectively.

For the six-month period ended June 30, 2011, the cost of net revenue was $14,402,304, representing an increase of $458,559 or 3% over the same period in 2010. The rate of increase for the cost of net revenue for chemical products segment was similar to that of net revenue. The major cost components were cost of raw material and finished goods consumed of $12,635,144 (or 88%) and $12,454,922 (or 89%) and depreciation and amortization of manufacturing plant and machinery of $1,069,963 (or 7%) and $827,655 (or 6%) for each of the six-month periods ended June 30, 2011 and 2010, respectively.

Gross Profit Gross profit was $26,306,109, or 51%, of net revenue for three-month period ended June 30, 2011 compared to $23,280,837, or 50%, of net revenue for the same period in 2010. Gross profit was $51,093,257, or 53%, of net revenue for six-month period ended June 30, 2011 compared to $36,738,756, or 48%, of net revenue for the same period in 2010.

	Gross Profit by Segment
	Three-Month Period Ended		Three-Month Period Ended		% Point Change
	June 30, 2011		June 30, 2010		of Gross Profit
Segment		% of Net Revenue		% of Net Revenue
Bromine	$17,712,611	53%	$16,089,819	52%	1%
Crude Salt	$4,583,481	76%	$3,115,667	77%	(1%)
Chemical Products	$4,010,017	33%	$4,075,351	35%	(2%)
Total Gross Profit	$26,306,109	51%	$23,280,837	50%	1%

	Gross Profit by Segment
	Six-Month Period Ended		Six-Month Period Ended		% Point Change
	June 30, 2011		June 30, 2010		of Gross Profit
Segment		% of Net Revenue		% of Net Revenue
Bromine	$34,612,476	55%	$23,965,793	50%	5%
Crude Salt	$8,612,421	78%	$5,152,009	75%	3%
Chemical Products	$7,868,360	35%	$7,620,954	35%	0%
Total Gross Profit	$51,093,257	53%	$36,738,756	48%	5%

Bromine segment
For the three-month period ended June 30, 2011 the gross profit margin for our bromine segment was 53% compared to 52% for the same period in 2010. For the three-month period ended June 30, 2011, the average selling price of bromine increased from $2,901 per tonne to $4,333 per tonne compared to the same period in 2010, an increase of 49%. For the six-month period ended June 30, 2011, the average selling price of bromine increased from $2,731 per tonne to $4,454 per tonne for the same period in 2010, an increase of 63%. We expect that the selling price for bromine will not continue to increase during the rest of the year.  As mentioned before, due to a decrease in the bromine concentration of brine water being extracted and government restrictions on electricity supply provided to industrial users, our production capacity in both the three-month and six-month periods ended June 30, 2011 was adversely affected. In order to improve the quality of brine water being extracted from our wells, we completed enhancements of our facilities during the second quarter to pump brine water from deeper underground. We expect the production capacity of bromine will improve in the second half of 2011 as a result of these enhancements.

Crude salt segment
For the three-month period ended June 30, 2011 the gross profit margin for our crude salt segment was 76% compared to 77% for the same period in 2010. Such decrease in gross profit margin is attributable to the increase in depreciation and amortization of manufacturing facilities as a result of the acquisition of a crude salt field in late 2010. For the six-month period ended June 30, 2011 the gross profit margin for our crude salt segment was 78% compared to 75% for the same period in 2010. For the six-month period ended June 30, 2011 the average selling price of crude salt increased from $39 per tonne to $49 per tonne compared to the same period in 2010, an increase of 26%. As mentioned hereinbefore, the increase in average selling price was a result of increased demand of crude salt and the increase in gross profit margin of crude salt was mainly caused by the acquisition of a crude salt field in late 2010 which increased the productivity of crude salt and economies of scale.

Chemical products segment
The gross profit margin for chemical products segment remained constant for the three-month and six-month period ended June 30, 2011 as compared to the same period in 2010. As our factory is capable of producing diversified chemical products, the selling price fluctuation of individual chemical products is not expected to have impact to our gross profit margin for overall chemical products.

Research and Development Costs Research and development costs are related to the agreement that SYCI and East China University of Science and Technology entered in June 2007 to establish a Co-Op Research and Development Center to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. We have the right to use all research findings and patents developed by this center. On June 7, 2011, SYCI and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for us.

The total research and development costs incurred for the three-month periods ended June 30, 2011 and 2010 were $133,519 and $596,151, respectively. The total research and development costs incurred for the six-month periods ended June 30, 2011 and 2010 were $313,856 and $721,353, respectively.

Since the second quarter of 2010, SYCI conducted research for the new production line of wastewater treatment additives, the purpose of which is for the testing the manufacturing routine and samples. The research and development expenses incurred for the aforesaid new production line from outside parties and the research-related consumption of the Company’s bromine during the three-month period ended June 30, 2011 were $12,261 and $13,158, respectively. The research and development expenses incurred for the new production line of wastewater treatment additives from outside parties and the research-related consumption of the Company’s bromine during the six-month period ended June 30, 2011 were $33,813 and $43,226, respectively.

The new production line began operations in April 2011. However, we decided to switch the aforesaid production line to the production of pharmaceutical and agricultural chemical intermediates in mid-June 2011 as we experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. The converted new production line was started operation and normal production in late July 2011 with positive cash from operations.

Exploration Cost To explore natural brine resources in Sichuan province, SCHC incurred exploration costs in the amount of $3,867,286 for the three-month and six-month periods ended June 30, 2011. These costs consisted of the drilling of exploratory wells and associated facilities in order to confirm and measure the brine water resources in the province. We charged the exploration costs to the income statement as incurred. The exploratory wells are still under construction and expected to complete by the end of 2011.

Write-off/Impairment on property, plant and equipment The write-off and impairment on property, plant and equipment represented (i) the impairment loss on property, plant and equipment that could not be relocated to the new Factory No. 4 in the amount of $1,384,443; (ii) the impairment loss on property, plant and equipment related to the conversion of our production line from wastewater treatment chemical additives to the production of pharmaceutical and agricultural chemical intermediates in the amount of $1,805,598; (iii) the impairment loss on property, plant and equipment under capital leases for idle plant and machinery in the amount of $683,046; and (iv) the write-off of certain crude salt field protection shells and transmission pipelines replaced during renovation work in the amounts of $1,632,004 and $2,065,475, respectively.

General and Administrative Expenses General and administrative expenses were $1,714,694 for the three-month period ended June 30, 2011, an increase of $983,101 (or 134%) compared to $731,593 for the same period in 2010. This significant increase was primarily due to (i) the demolition and re-installation expense of relocating Factory No. 4 due to the Chinese government taking the leased land, where our original Factory No. 4 was situated, for civil redevelopment in the amount of $467,327;(ii) inclusion of depreciation of owned property, plant and equipment and property, plant and equipment under capital lease which were acquired in last quarter of 2011 but not put into use in the amount of $185,145; and (iii) the increase in legal fees, which primarily related to litigation, by approximately $161,719.

General and administrative expenses were $6,055,985 for the six-month period ended June 30, 2011, an increase of $3,067,599 (or 103%) compared to $2,988,386 for the same period in 2010. Apart from the reasons as mentioned in aforesaid paragraph, the significant increase was primarily due to non-cash expenses of $3,169,000 for the six-month period ended June 30, 2011 related to options granted to our employees in the amount of $2,717,000, and a warrant issued to our investor relations firm in the amount of $452,000 resulting from the service agreement signed in February 2011. The non-cash expenses related to options and a warrant granted for the six-month period ended June 30, 2010 amounted to $1,188,966, which resulted in an increase of $1,980,034, or 167%, as compared with the same period in 2011.  The increase in stock options was primarily for the purpose of incentivizing our employees. Another reason for the increase in general and administrative expenses was due to the increase in salary and welfare payments, depreciation and legal and professional fees by approximately $135,000.

Income from Operations

	Income from Operations by Segment
	Three-Month Period Ended June 30, 2011		Three-Month Period Ended June 30, 2010
Segment:		Percent of total		Percent of total
Bromine	$9,448,177	70%	$15,627,586	71%
Crude Salt	1,926,627	14%	3,051,102	14%
Chemical Products	2,029,160	16%	3,389,772	15%
Income from operations before corporate costs	13,403,964	100%	22,068,460	100%
Corporate costs	(407,653)		(191,054)
Income from operations	$12,996,311		$21,877,406

	Income from Operations by Segment
	Six-Month Period Ended June 30, 2011		Six-Month Period Ended June 30, 2010
Segment:		Percent of total		Percent of total
Bromine	$25,798,291	70%	$22,828,098	66%
Crude Salt	5,873,545	16%	4,976,418	14%
Chemical Products	5,385,697	14%	6,753,287	20%
Income from operations before corporate costs	37,057,533	100%	34,557,803	100%
Corporate costs	(3,819,714)		(1,625,171)
Income from operations	$33,237,819		$32,932,632

Income from operations was $12,996,311 for the three-month period ended June 30, 2011 (or 25% of net revenue), a decrease of $8,881,095 (or approximately 41%) compared to the same period in 2010. This decrease resulted primarily from the impairment losses and write-off of certain property, plant and equipment in the amount of $7,570,566 and the exploration cost for the drilling of exploratory wells in Sichuan province in the amount of $3,867,286  which outweighed the increase in net revenue, for the three-month period ended June 30, 2011. Income from operations was $33,237,819 for the six-month period ended June 30, 2011 (or 34% of net revenue), a decrease of $305,187 (or approximately 1%) compared to the same period in 2010. This decrease resulted primarily from (i) the impairment losses made and write-off of certain property, plant and equipment; (ii) the exploration cost for drilling of exploration wells in Sichuan province and (iii) the stock compensation expense in the amount of $3,169,000, which was partially offset by the increase in net revenue and relatively lower increase in cost of net revenue, as explained hereinbefore.

Other Income, net

Other income was $379,289 for the three-month period ended June 30, 2011, an increase of $319,517 from $59,772 for the same period in 2010. Other income was $435,902 for the six-month period ended June 30, 2011, an increase of $300,546 from $135,356 for the same period in 2010. Such increase was primarily due to an increase in sundry income which was offset by an increase in interest expense. The increase in interest expense is primarily due to the charge of capital lease interest expense in the amount of $65,262 and $106,977 for the three-month and six-month periods ended June 30, 2011, respectively, since January 2011 for the acquisition of fixed assets under capital lease.  Sundry income includes the sales of wastewater to some of our customers. Wastewater is generated from the production of bromine which eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into salt pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with these customers to sell them our wastewater at market prices.

Net Income Net income was $10,023,255 for the three-month period ended June 30, 2011, a decrease of $6,403,190 (or approximately 39%) compared to the same period in 2010. This decrease was primarily attributable to the impairment losses recognized for and the write-off of certain property, plant and equipment and exploration costs related to the drilling of exploratory wells in Sichuan province, which outweighed the increase in net revenue from our bromine and crude salt segments. Net income was $24,388,254 for the six-month period ended June 30, 2011, a decrease of $30,327 (or less than 1%) compared to the same period in 2010. This decrease was primarily attributable to the impairment losses recognized for and the write-off of certain property, plant and equipment and exploration costs related to the drilling of exploratory wells in Sichuan province, which was partially offset by the increase in selling price of bromine and crude salt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, cash and cash equivalents were $59,738,125 as compared to $68,494,480 as of December 31, 2010. The components of this decrease of $8,756,355 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2011	2010
Net cash provided by operating activities	$29,373,938	$27,942,222
Net cash used in investing activities	$(39,032,757)	$(20,885,661)
Net cash (used in)/provided by financing activities	$(636,886)	$2,442,129
Effects of exchange rate changes on cash and cash equivalents	$1,539,350	$161,947
Net (decrease)/increase in cash and cash equivalents	$(8,756,355)	$9,660,637

For the six-month period ended June 30, 2011 the Company met its working capital and capital investment requirements mainly by using cash flow from operations and the cash on hand. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the six-month period ended June 30, 2011, we had positive cash flow from operating activities of $29,373,938 primarily attributable to net income of $24,388,254. Net cash provided by operating activities during the six-month period ended June 30, 2011 increased by $1,431,716 compared to the same period in 2010. The primary source of this increment was due to the increase in net income.

Net Cash Used in Investing Activities

In the first quarter of 2011, we used approximately $3 million cash to reconstruct and renovate a subdivision of Factory No. 1 which included bromine production facilities and brine water channels acquired under a capital lease.

In the second quarter of 2011, we used approximately $31 million cash to carry out enhancement projects to our existing bromine extraction and crude salt production facilities. In particular, we incurred reconstruction and renovation works in the amount of approximately $12 million for our crude salt fields at Factory No. 1, 5 to 9 and in the amount of approximately $19 million for our extraction wells and transmission channels and ducts at Factory No. 1 to 9. We also used approximately $4.6 million cash for the construction of our new Factory No. 4 due to the resumption of leased land by the PRC local government for central redevelopment. The construction of new Factory No. 4 is still under construction and expected to complete by late August 2011. Further capital expenditure needed to complete the construction of new Factory No. 4 is estimated to be approximately $1.7 million.

These projects were financed by opening cash balances as of December 31, 2010 and cash generated from operations during the first half of 2011.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation in first half of 2011 and used another $0.3 million to repurchase 100,500 common stock of the Company under the approval of the Board of Directors.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months. However we will likely need to raise additional capital in order to fund the ongoing program of acquiring unlicensed bromine properties, increasing our chemical production capacity and developing new bromine and crude salt production line in Sichuan province, PRC.  We expect to raise those funds through credit facilities obtained with lending institutions.  There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Working capital at June 30, 2011 was approximately $81.8 million as compared to approximately $79.8 million at December 31, 2010. The increase was mainly attributable to the cash provided by operating activities during the six-month period ended June 30, 2011.

We had available cash of approximately $59.7 million at June 30, 2011, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash in highly liquid deposit accounts for future expansion of our bromine and crude salt businesses through acquisition, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Commitments

The following table sets forth payments due by period for fixed contractual obligations as of June 30, 2011.

	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations

Less than 1 year	$290,034	$317,624	$4,900,988
1 - 3 years	580,068	1,247,879	-
3 - 5 years	580,068	1,265,104	-
More than 5 years	4,205,494	17,852,586	-
Total	$5,655,664	$20,683,193	$4,900,988
Less: Amount representing interest	(2,616,426)
Present value of net minimum lease payments	$3,039,238

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that as of June 30, 2011, our disclosure controls and procedures were not effective.  The material weakness on our disclosure controls and procedures as of June 30, 2011 were as follows:

●	There were weaknesses on our subsequent event disclosure controls and procedures.

●	There were weaknesses on timely update of fixed asset register and record and disclosure of transactions and adjustments regarding fixed assets.

(b) Changes in internal controls

To remediate the material weaknesses disclosed in our 2010 Form 10-K, related to related party transaction, we have implemented the following steps to improve our disclosure controls and procedures in relation to related party transaction disclosure requirements:

•
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

•
Starting from the second quarter of 2011, before accepting a new supplier, customer or a cooperative partner, we have carried out acceptance procedures to review the business reputation, the relationship of shareholders, officers and directors from each party as part of our internal control procedures to identify any related-party relationship.  The acceptance form will be approved and signed by Company’s management before doing business with the new supplier, customer or the cooperative partner.

•	In early July 2011, we have carried out several enhancement training programs related to internal controls on related party transactions with our directors and management.

For future disclosure of subsequent events to our periodic filings, we are currently developing additional checklist for our management to complete prior to release of our periodic filings and expect to put into use by third quarter of 2011.

We intend to update our fixed assets register in early August 2011 to address the material weakness as stated above, and will carry out timely assessment on potential impairment of fixed assets, if any, in our future periodic filings.

Except as described above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings other than the following.

The Company and certain of its officers and directors have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, captioned Snellink v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The plaintiff asserts claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010 by failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company, and by overstating revenue and net income.  The complaint seeks damages in an unspecified amount.

On July 26, 2011, the Court entered an order appointing lead plaintiffs and lead counsel and requiring lead plaintiffs to file an amended complaint, if any, within 45 days.  The defendants are not required to answer or otherwise respond to the complaint until after the lead plaintiffs either decide to proceed on the basis of the original complaint or file an amended complaint.  The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the outcome of this litigation.

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

We may have to reduce our bromine production volumes based on guidelines isssued by the Shouguang Bromine Professional Association.

We are a member of the Shouguang Bromine Professional Assocation (the “Association”), whose members are bromine producers in the Shouguang region of Shandong province.  Members of the Association are required to follow production guidelines recomneded by the Assocaition. If the Association asks its members to reduce production volumes in the future, we may be required to limit our bromine production volume which could adversely affect our business, financial condition and results of operations.

We may have to temporarily halt production at our facilities in order to prepare for environmental inspections made by the local government.

In the past two years we have experienced an increase in the number of environmental inspections of our factories made by the local government in order to renew our mining licenses, which we have successfully passed.  As a result of these inspections, we may be required to temporarily halt production at our factories in order to prepare for and pass the inspections made by the local government.  If we are required to close some or all of our factories in order to prepare for these inspections, our business, financial condition and results of operaitons could be adversely affected.
Mr. Ming Yang, our Chairman and a substantial shareholder, has potential conflicts of interest with us, which may adversely affect our business

Mr. Ming Yang, our chairman, was a substantial owner of SCHC and SCYI before their acquisition by us, and remains, with the shares held by him, both individually and through Shandong Haoyuan Industry Group Ltd., and by his wife and son, Wenxiang Yu and Zhi Yang, a substantial owner of our securities.  There may have been conflicts of interest between Mr. Yang and our Company as a result of such ownership interests. The terms on which we acquired SCHC and SCYI may have been different from those that would have been obtained if SCHC and SCYI were owned by unrelated parties.  In addition, conflicts of interest between Mr. Yang’s dual roles as our shareholder and our director may arise. We cannot assure you that, when conflicts of interest arise, Mr. Yang will act in the best interests of the Company or that conflicts of interest will be resolved in our favor.

Currently, we do not have existing arrangements to address potential conflicts of interest between Mr. Yang and us. We rely on these Mr. Yang to abide by the laws of the State of Delaware, which provide that directors owe a fiduciary duty to the Company, and which require them to act in good faith and in the best interests of the Company, and not use their positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and Mr. Yang, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

Because we do not have any proven or probable reserves of brine water, we may not be able to continue to produce bromine and crude salt at existing levels in the future which could harm our business, results or operations and financial condition

The SEC’s Industry Guide 7, which relates to businesses with mining operations such as ours defines “reserves” as: “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” In addition, Industry Guide 7 provides the following definitions with respect to the classification of reserves for mining companies:

•
“Proven (Measured) Reserves” - Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

•
“Probable (Indicated) Reserves” - Reserves for which quantity and grade and/or quality are computed form information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

We do not have any proven or probable reserves of brine water on our mining properties. Therefore, we cannot provide investors with any assurance that there will be adequate volume or concentration of brine water on our mining properties to continue our bromine and crude salt operations at existing levels or to expand our production capacity of bromine and crude salt. If we experience decreases in the volume and/or concentration of brine water we are able to extract from our mining properties, our business, results of operations and financial condition may be adversely affected.

We are subject to comprehensive regulation by the PRC legal system, which is uncertain. As a result, it may limit the legal protections available to you and us and we may not now be, or remain in the future, in compliance with PRC laws and regulations

SCHC and SYCI, our PRC operating companies, are incorporated under and are governed by the laws of the PRC; all of our operations are conducted in the PRC; and our suppliers and customers are all located in the PRC. The PRC government exercises substantial control over virtually every sector of the PRC economy, including the production, distribution and sale of bromine, brominated chemical products and crude salt. In particular, we are subject to regulation by local and national branches of the Ministry of Land and Resources, as well as the State Administration of Foreign Exchange, and other regulatory bodies. In order to operate under PRC law, we require valid licenses, certificates and permits, which must be renewed from time to time. If we were to fail to obtain the necessary renewals for any reason, including sudden or unexplained changes in local regulatory practice, we could be required to shut down all or part of our operations temporarily or permanently.

SCHC and SYCI are subject to PRC accounting laws, which require that an annual audit be performed in accordance with PRC accounting standards. The PRC foreign-invested enterprise laws require that our subsidiary, SCHC, submit periodic fiscal reports and statements to financial and tax authorities and maintain its books of account in accordance with Chinese accounting laws. If PRC authorities were to determine that we were in violation of these requirements, we could lose our business license and be unable to continue operations temporarily or permanently.

The legal and judicial systems in the PRC are still rudimentary. The laws governing our business operations are sometimes vague and uncertain and enforcement of existing laws is inconsistent. Thus, we can offer no assurance that we are, or will remain, in compliance with PRC laws and regulations.

Fluctuations in the value of the RMB may reduce the value of your investment

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions and China's foreign exchange policies. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on exchange rates set by the People's Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB solely to the U.S. dollar. Under this revised policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. However, the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate and achieve policy goals. For almost two years after July 2008, the RMB traded within a narrow range against the U.S. dollar. As a consequence, the RMB fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. dollar. In June 2010, the PRC government announced that it would increase RMB exchange rate flexibility. However, it remains unclear how this flexibility might be implemented. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Because substantially all of our revenues and expenditures are denominated in RMB and our cash is denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and RMB will affect the relative purchasing power of such amounts and our balance sheet and earnings per share in U.S. dollars. In addition, we report financial results in U.S. dollars, and appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollars terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency.

Failure of our PRC resident shareholders to comply with regulations on foreign exchange registration of overseas investment by PRC residents could cause us to lose our ability to contribute capital to SCHC and remit profits out of the PRC as dividends

The Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents to Engage in Overseas Financing and Round Trip Investment via Overseas Special Purpose Vehicles (“Circular 75”), issued by the SAFE and effective on November 1, 2005, regulates the foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct a ‘‘round trip investment’’ in China. Under Circular 75, a “special purpose vehicle” refers to an offshore entity directly established or indirectly controlled by PRC resident natural or legal persons (“PRC residents”) for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents in onshore companies, while “round trip investment” refers to the direct investment in China by such PRC residents through the “special purpose vehicles,” including, without limitation, establishing foreign-invested enterprises and using such foreign-invested enterprises to purchase or control onshore assets through contractual arrangements. Circular 75 requires that, before establishing or controlling a “special purpose vehicle”, PRC residents and PRC entities are required to complete a foreign exchange registration with the competent local branches of the SAFE for their overseas investments. After the completion of a round-trip investment or the overseas equity financing, the PRC residents are required to go through foreign exchange registration alteration formalities of overseas investment in respect of net assets of special purpose vehicles that such PRC residents hold and the variation thereof.

In addition, an amendment to the registration is required if there is a material change in the “special purpose vehicle,” such as increase or reduction of share capital and transfer of shares. Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions on the foreign exchange activities of the relevant foreign-invested enterprises, including the payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent or affiliate and the capital inflow from the offshore parent, and may also subject the relevant PRC residents to penalties under PRC foreign exchange administration regulations.

We have requested our current PRC resident shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the scope of the Circular 75 and urges PRC residents to register with the local SAFE branch as required under the Circular 75. Our affiliates subject to the SAFE registration requirements, including Mr. Ming Yang, our Chairman, Ms. Wenxiang Yu, the wife of Mr. Yang, and Mr. Zhi Yang, Mr. Yang’s son, have informed us that they have not made their initial registrations with SAFE. The failure of our PRC resident shareholders and/or beneficial owners to timely furnish or amend their SAFE registrations pursuant to the Circular 75 or the failure of our future shareholders and/or beneficial owners who are PRC residents to comply with the registration requirement set forth in the Circular 75 may subject such shareholders, beneficial owners and/or SCHC to fines and legal sanctions. Any such failure may also limit our ability to contribute additional capital into SCHC, limit SCHC’s ability to distribute dividends to us or otherwise adversely affect our business.

The PRC government could restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due or may restrict which limit the payment of dividends from the Company.

We may be treated as a resident enterprise for PRC tax purposes under the currently effective EIT Law, which may subject us to PRC income tax on our taxable global income

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law (“EIT Law”). On November 28, 2007, the PRC State Council passed the implementing rules of the EIT Law. Both the EIT Law and the implementing rules of the EIT Law took effect on January 1, 2008. Under the EIT Law, enterprises are classified as “resident enterprises” and “non-resident enterprises.” An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign (non-PRC) company on a case-by-case basis.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our global taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. It is unclear whether the dividends we receive will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC governmental authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.

In addition to the uncertainty as to the application of the “resident enterprise” classification, there can be no assurance that the PRC governmental authorities will not amend or revise the taxation laws, rules and regulations to impose stricter tax requirements, higher tax rates or retroactively apply the EIT Law, or any subsequent changes in PRC tax laws, rules or regulations. If such changes occur and/or if such changes are applied retroactively, such changes could materially and adversely affect our results of operations and financial condition.

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

Decreases in the bromine yield from our brine water could have an adverse effect on our busines, financial position and results of operations

In recent months, we have been able to extract less bromine from brine water during the production process due to a decrease in the bromine concentration of brine water being extracted. In an effort to address this issue, this year we have made improvements to our facilities to increase the depth of our brine water wells. However, we can not be certain that this will improve the bromine yield from our production facilities. If we are not able to improve the bromine yield at our production facilities or if the bromine concentration in the brine water we extract continues to decline, our business, financial condition and results of operations could be adversely affected.

Restricted power supply could disrupt our production and have an adverse effect on our business, financial position and results of operations

All of our products are produced at our manufacturing facilities in Shouguang, Shandong province, China.  A significant disruption at those facilities, such as electricity power control, even on a short-term basis, could impair our ability to timely produce and deliver products, which could have an adverse effect on our business, financial position and results of operations. We have encountered power shortages historically due to restrictions on the power supply provided to industrial users when the usage of electricity is high and the supply is limited or as a result of damage to the electricity supply network. Interruptions of electricity supply could result in lengthy production shutdowns, increased costs associated with restarting production and the loss of production in progress.  Any major suspension or termination of electricity or other unexpected business interruptions could have an adverse impact on our business, financial condition and results of operations.

Taking of leased land by the Chinese government could disrupt our production facilities and capacity, and have a material adverse effect on our business, financial position and results of operations

Most of our bromine and crude salt manufacturing facilities are located on land leased by SCHC.  Any taking of leased land by the Chinese government could impair our carrying value of production facilities and our ability to timely produce and deliver products, which could have an adverse effect on our business, financial position and results of operations. In mid-May 2011, one of our leased parcels of land was taken by the Chinese government for civil redevelopment, which caused suspension of the operations of Factory No. 4 in early July 2011 for relocation, which took two months. Any future taking of our leased lands will adversely affect our existing business and productivity.

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

GULF RESOURCES, INC.

Dated: August 15, 2011	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 15, 2011	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)