Form 10-Q/A
period 2011-06-30
GULF RESOURCES, INC.
filed 2011-09-02
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Telephone: 86-(536)-557-0008
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2011: 34,644,842 shares of common stock.

Explanatory Note

The sole purpose of this Amendment No. 1 to Gulf Resources, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 16, 2011, is to furnish Exhibit 101.1 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101.1 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Exhibits:

Exhibit Number	Description	Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 16, 2011.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 16, 2011.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 16, 2011.

101.1
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf Resources, Inc.

Date: September 2, 2011	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(Principal Executive Officer)

Date: September 2, 2011	By:	/s/ Min Li
Min Li
Chief Financial Officer
(Principal Financial and Accounting Officer)