Form 10-Q
period 2011-09-30
GULF RESOURCES, INC.
filed 2011-11-14
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

As of November 9, 2011, the registrant had outstanding 34,745,342 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(UNAUDITED)

	September 30, 2011	December 31, 2010
Current Assets
Cash	$85,821,856	$68,494,480
Accounts receivable	24,283,055	21,542,229
Inventories	3,150,965	2,679,899
Prepayments and deposits	970,403	939,940
Prepaid land leases	203,466	42,761
Deferred tax assets	1,744	99,694
Other receivable	300,000	-
Total Current Assets	114,731,489	93,799,003
Non-Current Assets
Property, plant and equipment, net	138,917,025	112,178,999
Property, plant and equipment under capital leases, net	2,402,643	-
Prepaid land leases, net of current portion	761,567	743,022
Deferred tax assets	1,966,760	-
Total non-current assets	144,047,995	112,922,021
Total Assets	$258,779,484	$206,721,024

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$10,195,667	$6,419,735
Retention payable	1,668,517	453,000
Capital lease obligation, current portion	136,249	-
Taxes payable	5,137,084	7,163,095
Total Current Liabilities	17,137,517	14,035,830
Non-Current Liabilities
Capital lease obligation, net of current portion	3,010,728	-
Total Liabilities	$20,148,245	$14,035,830

Stockholders’ Equity
PREFERRED STOCK ; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,745,342 and 34,735,912 shares issued; and 34,560,743 and 34,735,912 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	17,373	17,368
Treasury stock; 184,599 shares as of September 30, 2011 at cost	(500,000)	-
Additional paid-in capital	74,093,579	66,626,584
Retained earnings unappropriated	136,472,685	106,500,085
Retained earnings appropriated	10,271,293	10,271,293
Cumulative translation adjustment	18,276,309	9,269,864
Total Stockholders’ Equity	238,631,239	192,685,194
Total Liabilities and Stockholders’ Equity	$258,779,484	$206,721,024

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010

NET REVENUE
Net revenue	$37,761,975	$44,758,294	$134,441,319	$121,203,521

OPERATING EXPENSES/INCOME
Cost of net revenue	(23,823,944)	(23,002,703)	(69,410,031)	(62,709,174)
Sales, marketing and other operating expenses	(20,116)	(18,789)	(67,861)	(115,174)
Research and development cost	(33,565)	(891,509)	(347,421)	(1,612,862)
Exploration costs	(1,047,110)	-	(4,914,396)	-
Write-off / Impairment on property, plant and equipment	-	-	(7,570,566)	-
General and administrative expenses	(5,459,069)	(1,003,129)	(11,515,054)	(3,991,515)
Other operating income	1,368,074	66,555	1,783,157	88,553
	(29,015,730)	(24,849,575)	(92,042,172)	(68,340,172)

INCOME FROM OPERATIONS	8,746,245	19,908,719	42,399,147	52,863,349

OTHER INCOME (EXPENSE)
Interest expense	(51,994)	(394)	(159,950)	(620)
Interest income	69,641	67,083	198,416	180,667
INCOME BEFORE TAXES	8,763,892	19,975,408	42,437,613	53,043,396

INCOME TAXES	(3,179,546)	(5,110,306)	(12,465,013)	(13,759,713)
NET INCOME	$5,584,346	$14,865,102	$29,972,600	$39,283,683

COMPREHENSIVE INCOME:
NET INCOME	$5,584,346	$14,865,102	$29,972,600	$39,283,683
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	4,168,644	2,818,766	9,006,445	3,481,428
COMPREHENSIVE INCOME	$9,752,990	$17,683,868	$38,979,045	$42,765,111

EARNINGS PER SHARE:
BASIC	$0.16	$0.43	$0.86	$1.14
DILUTED	$0.16	$0.43	$0.86	$1.13

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	34,620,004	34,640,007	34,694,607	34,596,825
DILUTED	34,620,004	34,742,327	34,695,664	34,744,914

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2010	34,735,912	34,735,912	-	17,368	-	66,626,584	10,271,293	106,500,085	9,269,864	192,685,194

Translation adjustment	-	-	-	-		-	-	-	9,006,445	9,006,445
Common stock repurchased	-	(184,599)	184,599	-	(500,000)	-	-	-	-	(500,000)
Common stock issued for exercising stock options	9,430	9,430	-	5		(5)	-	-	-	-
Issuance of warrants to non-employees	-	-	-	-	-	452,000	-	-	-	452,000
Issuance of stock options to employees	-	-	-	-	-	7,015,000	-	-	-	7,015,000
Net income for nine-month period ended September 30, 2011	-	-	-	-	-	-	-	29,972,600	-	29,972,600
BALANCE AT SEPTEMBER 30, 2011	34,745,342	34,560,743	184,599	17,373	(500,000)	74,093,579	10,271,293	136,472,685	18,276,309	238,631,239

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,972,600	$39,283,683
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	159,950	-
Amortization of prepaid land leases	262,567	75,436
Depreciation and amortization	12,543,179	7,867,568
Write-off / Impairment loss on property, plant and equipment	7,570,566	-
Compensation income from local government for demolition of factory	(1,340,026)	-
Stock-based compensation expense	7,467,000	1,188,966
Deferred tax asset	(1,823,019)	(18,331)
Changes in assets and liabilities:
Accounts receivable	(1,792,588)	1,719,870
Inventories	(350,201)	(581,346)
Prepayments and deposits	3,005	(290,968)
Other receivables	(300,000)	2,296
Accounts payable and accrued expenses	3,444,367	1,182,100
Taxes payable	(2,275,794)	2,015,614
Net cash provided by operating activities	53,541,606	52,444,888

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(403,834)	(99,733)
Compensation received for demolition of factory	1,340,026	-
Purchase of property, plant and equipment	(34,457,775)	(28,096,333)
Increase in construction in progress	(5,230,232)	-
Net cash used in investing activities	(38,751,815)	(28,196,066)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from exercising stock options	-	18,000
Proceeds from private placement	-	2,192,919
Repurchase of common stock	(500,000)	-
Repayment of capital lease obligation	(288,739)	-
Repayment to a related party	-	(1,190)
Net cash (used in)/provided by financing activities	(788,739)	2,209,729

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,326,324	1,403,085
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,327,376	27,861,636
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	68,494,480	45,536,735
CASH AND CASH EQUIVALENTS - END OF PERIOD	$85,821,856	$73,398,371

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$16,893,973	$11,698,528
Interest paid	$1,743	$620
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inception of capital lease obligation for acquiring property, plant and equipment	$3,127,913	$-

Issuance of common stock for exercising stock options	$5	$-

Issuance of common stock for exercising warrants	$-	$8

Issuance of common stock for acquiring property, plant and equipment	$-	$608,227

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

In the opinion of management, the unaudited financial information for the quarter ended and nine-month period ended September 30, 2011 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the 2010 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(c)           Allowance for Doubtful Accounts

As of September 30, 2011 and December 31, 2010, allowance for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month and nine-month periods ended September 30, 2011 and 2010.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $85,771,856 and $68,444,480 with these institutions as of September 30, 2011 and December 31, 2010, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  The balances of accounts receivable as of September 30, 2011 and December 31, 2010 are all amounts outstanding for less than three months.

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
SEPTEMBER 30, 2011
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

In April 2011, the Company changed the estimated useful life of certain protective shells and transmission channels and ducts included in plant and machinery from 8 years to 5 years, resulting in an increase of depreciation in the amounts of $359,715 and $908,574 for the three-month and nine-month periods ended September 30, 2011.

Property, plant and equipment under capital leases are depreciated over their expected useful lives on the same basis as owned assets, or where shorter, the term of the lease, which is 20 years.

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $107,035 and $122,584 for the three-month periods ended September 30, 2011 and 2010, respectively, and totaled $333,947 and $365,623 for the nine-month periods ended September 30, 2011 and 2010, respectively.

(g)           Mineral Rights

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

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

(i)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling as all customers arrange their own transportation of finished goods.  The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue. For the three-month periods ended September 30, 2011 and 2010, shipping and handling costs for purchase of raw materials were $123,103 and $162,261, respectively. For the nine-month periods ended September 30, 2011 and 2010, shipping and handling costs for purchase of raw materials were $404,331 and $447,572, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(j)           Exploration Costs

Exploration costs, which included the cost of researching appropriate places to drill wells and the cost of actual drilling of potential natural brine resources, were charged to the income statement as incurred. For the three-month and nine-month periods ended September 30, 2011, the Company incurred exploration costs in the amounts of $1,047,110 and $4,914,396, respectively, in Sichuan province, PRC, for the drilling of exploratory wells and their associated facilities in order to confirm and measure the natural brine resources in the area of drilling. The exploratory wells are still under construction and are expected to be completed by end of 2011.

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

For the three-month period ended September 30, 2011, the Company determined that no impairment was required after going through the impairment testing to the operating long-lived assets. For the nine-month period ended and as of September 30, 2011, the Company impaired long-lived assets for idle plant and machinery, both owned assets and assets under capital lease, in the amounts of $1,805,598 and $683,046, respectively. The Company determined that there was no impairment indication to the long-lived assets as of December 31, 2010.

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
SEPTEMBER 30, 2011
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

(p)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 1,481,786 and 54,222 shares for the three-month periods ended September 30, 2011 and 2010, respectively, and amounted to 1,111,634 and 10,946 shares for the nine-month periods ended September 30, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
Numerator
Net income	$5,584,346	$14,865,102	$29,972,600	$39,283,683

Denominator
Basic: Weighted-average common shares outstanding during the period	34,620,004	34,640,007	34,694,607	34,596,825
Add: Dilutive effect of stock options	-	102,320	1,057	148,089
Diluted	34,620,004	34,742,327	34,695,664	34,744,914

Net income per share
Basic	$0.16	$0.43	$0.86	$1.14
Diluted	$0.16	$0.43	$0.86	$1.13

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
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(r)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the nine-month period ended September 30, 2011 or issued during 2011 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 2 – ASSETS ACQUISITIONS

Pursuant to the lease contract signed by SCHC on November 5, 2010 with State-Operated Shouguan Qingshuibo Farm (the “Lessor”), the Company recognized in January 2011 (1) a 20-year capital lease of a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, with an annual payment of Renminbi (“RMB”)1,877,000 (approximately $295,365) up to December 31, 2030 to the Lessor, aggregating $3,127,913 (the present value of the minimum lease payments); and (2) a 20-year land lease and rights to new extraction wells on which the aforesaid real property, production facilities, channels and ducts, other production equipment and the buildings are situated, with an annual payment of RMB3,123,000 (approximately $491,435) up to December 31, 2030 to the Lessor.  The lease was accounted for under FASB ASC 840-10-25 “Leases – Recognition” and $3,127,913 was included in property, plant equipment under capital lease as of September 30, 2011.

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

In the second quarter of 2011, the Company carried out enhancement projects to its existing bromine extraction and crude salt production facilities.  In particular, the Company incurred reconstruction and renovation works at a cost of approximately $12,379,153 for its crude salt fields in Factory No. 1, 5 to 9, and at a cost of approximately $20,087,600 for its extraction wells and transmission channels and ducts in Factory No. 1 to 9.  The above enhancement projects have estimated useful lives of 5 to 8 years and are capitalized as buildings and plant and machinery.

NOTE 3 – INVENTORIES

Inventory consists of:
	September 30, 2011	December 31, 2010

Raw materials	$747,099	$769,817
Finished goods	2,410,842	1,916,775
Allowance for obsolete and slow moving inventory	(6,976)	(6,693)
	$3,150,965	$2,679,899

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from twenty to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 4 – PREPAID LAND LEASES – Continued

During the three-month period ended September 30, 2011, amortization of prepaid land lease totaled $159,735, which was recorded as cost of net revenue.  During the three-month period ended September 30, 2010, amortization of prepaid land lease totaled $29,056, of which $28,908 and $148 were recorded as cost of revenue and administrative expenses respectively. During the nine-month period ended September 30, 2011, amortization of prepaid land lease totaled $262,567, which was recorded as cost of net revenue.  During the nine-month period ended September 30, 2010, amortization of prepaid land lease totaled $75,436, of which $74,994 and $442 were recorded as cost of net revenue and administrative expenses respectively.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships.  Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land.  The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 94.64 square kilometers of aggregate carrying value of $921,501 and approximately 92.32 square kilometers of aggregate carrying value of $743,275 as at September 30, 2011 and December 31, 2010, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2011	December 31, 2010
At cost:
Mineral rights	$6,265,002	$6,011,790
Buildings (including salt pans)	40,654,836	41,082,825
Plant and machinery	118,228,887	85,944,460
Motor vehicles	6,963	6,683
Furniture, fixtures and equipment	4,022,702	3,850,525
Construction in progress	5,352,128	-
Total	174,530,518	136,896,283
Less: Accumulated depreciation and amortization	(35,613,493)	(24,717,284)
Net book value	$138,917,025	$112,178,999

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land.  The Company could not obtain property ownership certificates covering certain properties of aggregate carrying value of $31,989,045 and aggregate carrying value of $33,868,298 as at September 30, 2011 and December 31, 2010, respectively.

During the three-month period ended September 30, 2011, depreciation and amortization expense totaled $4,988,255, of which $4,657,093 and $331,162 were recorded as cost of net revenue and administrative expenses respectively. During the three-month period ended September 30, 2010, depreciation and amortization expense totaled $3,048,776, of which $2,947,862 and $100,914 were recorded as cost of sales and administrative expenses respectively.  During the nine-month period ended September 30, 2011, depreciation and amortization expense totaled $12,363,918, of which $11,462,272 and $901,646 were recorded as cost of net revenue and administrative expenses respectively. During the nine-month period ended September 30, 2010, depreciation and amortization expense totaled $7,867,568, of which $7,643,938 and $223,630 were recorded as cost of sales and administrative expenses respectively.

Construction in progress as of September 30, 2011 represented the construction and renovation costs incurred for new Factory No. 4, which is currently under construction.  In mid-May 2011, the local PRC government requested to take the leased land of original Factory No. 4 for redevelopment and agreed to lease another parcel of land to the Company nearby to the existing Factory No. 4. The total construction cost of the new Factory No. 4 is approximately $6,845,160, which is expected to be completed and start operations on a trial basis in November 2011.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

The operations of the original Factory No. 4 were stopped in early July 2011 to cooperate with the demolition of the factory and the relocation of useful plant and machinery to the new factory. For those fixed assets that could not be relocated to the new factory, the Company recognized write-offs of $1,384,443 in the second quarter of 2011 and included the impairment loss in write-off / impairment on property, plant and equipment. A sum of $1,340,026 was received from the local PRC government for the three-month period ended September 30, 2011 as compensation for the demolition of original Factory No. 4 and included in the income statement as other operating income.

In June 2010, the Company completed the construction of a production line for wastewater treatment chemical additives at a total cost of RMB60,000,000 (equivalent to $8,838,000). A retention payable of $453,000 as at December 31, 2010, representing 5% of the total cost, will be paid to Shouguang City Shengkun Construction Co., Ltd. one year after the completion date. The Company switched this aforesaid production line to the production of pharmaceutical and agricultural chemical intermediates in mid-June 2011 as the Company experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. An impairment of $1,805,598 was made in the second quarter of 2011 and included in write-off / impairment on property, plant and equipment.

In late June 2011, the Company completed enhancement projects to its crude salt fields, extraction wells and transmission channels and ducts at a total cost of RMB210,113,600 (equivalent to $32,466,753). Retention payables of $1,668,517 as at September 30, 2011, representing 5% of the total costs, will be paid to Shouguang City Shengdou Construction Group Co., Ltd. and Shouguang City Shengkun Construction Co., Ltd. upon six months after the completion date. Certain protective shells for crude salt fields and transmission channels and ducts were replaced during the enhancement projects, write-offs of $1,632,004 and $2,065,475, respectively, which were made in the second quarter of 2011 and included in write-off / impairment on property, plant and equipment.

For the three-month periods ended September 30, 2011 and 2010, repair and maintenance expenses were $12,985 and $61,625, respectively. For the nine-month periods ended September 30, 2011 and 2010, repair and maintenance expense were $102,076 and $123,438, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	September 30, 2011	December 31, 2010
At cost:
Buildings	$129,494	$-
Plant and machinery	2,455,396	-
Total	2,584,890	-
Less: Accumulated depreciation and amortization	(182,247)	-
Net book value	$2,402,643	$-

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended September 30, 2011, depreciation and amortization expense totaled $86,308, which was recorded as cost of net revenue. During the nine-month period ended September 30, 2011, depreciation and amortization expense totaled $179,261, of which $86,308 and $92,954 were recorded as cost of sales and administrative expenses respectively.

An impairment of $683,046 was made in the second quarter of 2011 and included in write-off / impairment on property, plant and equipment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – OTHER RECEIVABLE

Other receivable represents unused deposit with a broker-dealer for the Company’s stock repurchase program in third quarter of 2011. The unused deposit was returned to the Company in cash in October 2011.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2011	2010
Accounts payable	$8,438,687	$5,661,329
Salary payable	126,182	121,121
Social security insurance contribution payable	48,656	30,946
Amount due to a contractor	342,258	-
Other payable	1,239,884	606,339
Total	$10,195,667	$6,419,735

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30,	December 31,
	2011	2010
Income tax payable	$1,960,519	$4,377,314
Mineral resource compensation fee payable	515,797	486,585
Value added tax payable	1,568,691	1,031,525
Land use tax payable	803,941	966,397
Other tax payables	288,136	301,274
Total	$5,137,084	$7,163,095

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	September 30,	December 31,
	Interest rate	2011	2010
Total capital lease obligations	6.7%	$3,146,977	$-
Less: Current portion		(136,249)	-
Capital lease obligations, net of current portion		$3,010,728	$-

Interest expenses from capital lease obligations amounted to $51,994 and $159,950 were charged to the income statements for the three-month and nine-month periods ended September 30, 2011, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 – COMMON STOCK

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

NOTE 12 – TREASURY STOCK

In June 2011, the Company repurchased 100,500 shares of common stock of the Company at an average price of $3.46 per share for a total cost of $348,147 under the approval of the Board of Directors.  In September 2011, the Company repurchased 84,099 common stock of the Company at an average price of $1.81 per share for a total cost of $151,853 under the approval of the Board of Directors. The Company recorded the entire purchase price of the treasury stock as a reduction of equity.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan, the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares.

In February 2011, the Company granted to the investor relations firm a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $12.6 per share and the warrants vested immediately. The warrant was valued at $452,000 fair value, using the Black-Scholes option pricing model with assumed 193.42% volatility, a five-year expiration term, a risk free rate of 2.30% and no dividend yield. For the three-month and nine-month periods ended September 30, 2011, $0 and $452,000 were recognized as general and administrative expenses, respectively.

In early March 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $9.16 per share and the options vested immediately. The options were valued at $35,000 fair value, using the Black-Scholes option pricing model with assumed 64.5% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.46% and no dividend yield. For the three-month and nine-month periods ended September 30, 2011, $0 and $35,000 were recognized as general and administrative expenses, respectively.

In late March 2011, the Company granted to 3 executive officers options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $4.97 per share and the options are exercisable in equal installments over periods of two years. The options were valued at $4,317,000 fair value, using the Black-Scholes option pricing model with assumed 77.22% to 94.36% volatility, a four-year expiration term with expected tenors of 2 to 2.49 years, risk free rates of 0.81% to 1.05% and no dividend yield. For the three-month and nine-month periods ended September 30, 2011, $0 and $1,945,000 was recognized as general and administrative expenses, respectively.

In late March 2011, the Company also granted to 18 management staff options to purchase 654,000 shares of the Company’s common stock at an exercise price of $4.97 per share and the options are exercisable in equal installments over periods of three years. The options were valued at $2,632,000 fair value, using the Black-Scholes option pricing model with assumed 77.22% to 118.84% volatility, a four-year expiration term with expected tenors of 2 to 3 years, risk free rates of 0.81% to 1.29% and no dividend yield. For the three-month and nine-month periods ended September 30, 2011, $0 and $706,000 were recognized as general and administrative expenses, respectively.

In early May 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.93 per share and the option vested immediately. The option was valued at $15,800 fair value, using the Black-Scholes option pricing model with assumed 79.91% volatility, a four-year expiration term with expected tenor of 2 years, a risk free rate of 0.57% and no dividend yield. For the three-month and nine-month periods ended September 30, 2011, $15,800 was recognized as general and administrative expenses.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – STOCK-BASED COMPENSATION – Continued

In late June 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $3.10 per share and the option vested immediately. The option was valued at $15,200 fair value, using the Black-Scholes option pricing model with assumed 86.36% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.32% and no dividend yield. For the three-month and nine-month periods ended September 30, 2011, $15,200 was recognized as general and administrative expenses.

In late September 2011, the Company and certain management staff and directors mutually agreed to cancel certain unexercised and all non-vested stock options previously granted for an aggregate of 1,181,000 shares of the Company’s common stock, having exercise prices between $4.97 to $8.25 per share, without consideration. In accordance with ASC 718-20-35-9, Awards Classified as Equity — Cancellation and Replacement, the Company accelerated the remaining expense on these cancelled awards that resulted in $4,298,000 recorded in general and administrative expense during the three-month period ended September 30, 2011.

The following table summarizes all Company stock option transactions between January 1, 2011 and September 30, 2011.

	Number of Option and Warrants Outstanding	Number of Option and Warrants Non-vested	Number of Option and Warrants Vested	Range of Exercise Price per Common Share
Balance, January 1, 2011	458,971	-	458,971	$0.84 - $12.00
Granted during the nine-month period ended September 30, 2011	1,941,500	1,941,500	-	$2.93 - $12.60
Vested during the nine-month period ended September 30, 2011	-	(905,500)	905,500	$2.93 - $12.60
Exercised during the nine-month period ended September 30, 2011	(12,500)	-	(12,500)	$0.84
Forfeited, canceled or expired during the nine-month period ended September 30, 2011	(1,256,000)	(1,036,000)	(220,000)	$4.80 - $10.43
Balance, September 30, 2011	1,131,971	-	1,131,971	$2.93 - $12.60

Stock and Warrants Options Outstanding
			Weighted Average	Weighted Average
	Outstanding		Remaining	Exercise Price of
	at September 30, 2011	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	1,131,971	$2.93 - $12.60	3.17	$ 6.34

The weighted average grant-date fair values as at September 30, 2011 and December 31, 2010 were $7.34 and $8.83, respectively.

At September 30, 2011, the aggregate intrinsic value of the stock options and warrants was $1,380,987.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods ended September 30, 2011 and 2010, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the periods ended September 30, 2011 and 2010.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the period.  The applicable statutory tax rates for the periods ended September 30, 2011 and 2010 are 16.5%.

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

As of September 30, 2011 and December 31, 2010, the accumulated undistributed PRC earnings are $190,521,758 and $141,781,942, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2011, the Company has not recorded any WHT on the cumulative amount of undistributed retained earnings of its foreign invested enterprises in China.  As of September 30, 2011 and December 31, 2010, the unrecognized WHT are $8,178,272 and $5,795,755, respectively.

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30
Reconciliations	2011	2010	2011	2010

Statutory income tax rate	25%	25%	25%	25%
Non-taxable items	(1%)	0%	(1%)	0%
US federal net operating loss	12%	1%	5%	1%
Effective tax rate	36%	26%	29%	26%

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – INCOME TAXES – Continued

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2011 and December 30, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,744	$1,674
Impairment on property, plant and equipment	633,596	-
Exploration costs	1,253,372	-
Property, plant and equipment	92,289	98,020
Property, plant and equipment under capital leases	(12,497)	-
US federal net operating loss	10,473,378	7,698,225

Total deferred tax assets	12,441,882	7,797,919

Valuation allowance	(10,473,378)	(7,698,225)

Net deferred tax asset	$1,968,504	$99,694

Current deferred tax asset	$1,744	$99,694

Long-term deferred tax asset	$1,966,760	$-

There was no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2011 and December 31, 2010.

NOTE 15 – BUSINESS SEGMENTS

The Company has three reportable segments:  bromine, crude salt and chemical products. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages its sensors and controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, certain corporate costs and other income not associated with the operations of the segment. These corporate costs (income) are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments.

Three-Month Period Ended September 30, 2011	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$24,820,194	$2,455,307	$10,486,474	$37,761,975	$-	$37,761,975
Net revenue (intersegment)	717,251	-	-	717,251	-	717,251
Income (loss) from operations before taxes	9,408,923	1,317,015	2,661,362	13,387,300	(4,641,055)	8,746,245
Income taxes	2,290,082	230,105	659,359	3,179,546	-	3,179,546
Income (loss) from operations after taxes	7,118,841	1,086,910	2,002,003	10,207,754	(4,641,055)	5,566,699
Total assets	165,546,613	45,291,380	45,346,872	256,184,865	2,594,619	258,779,484
Depreciation and amortization	3,287,677	1,161,077	625,809	5,074,563	-	5,074,563
Capital expenditures	573,820	57,657	153,426	784,903	-	784,903
Write-off / Impairment	-	-	-	-	-	-

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

Three-Month Period Ended September 30, 2010	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$28,180,884	$4,579,876	$11,997,534	$44,758,294	$-	$44,758,294
Net revenue (intersegment)	1,177,850	-	-	1,177,850	-	1,177,850
Income (loss) from operations before taxes	13,901,242	3,265,430	3,206,300	20,372,972	(464,253)	19,908,719
Income taxes	3,547,794	756,857	805,655	5,110,306	-	5,110,306
Income (loss) from operations after taxes	10,353,448	2,508,573	2,400,645	15,262,666	(464,253)	14,798,413
Total assets	124,765,055	31,989,512	37,408,781	194,163,348	106,978	194,270,326
Depreciation and amortization	1,952,001	403,729	693,046	3,048,776	-	3,048,776
Capital expenditures	5,451,211	1,124,423	-	6,575,634	-	6,575,634

Nine-Month Period Ended September 30, 2011	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$88,200,156	$13,484,025	$32,757,138	$134,441,319	$-	$134,441,319
Net revenue (intersegment)	2,221,117	-	-	2,221,117	-	2,221,117
Income (loss) from operations before taxes	35,322,297	7,190,560	8,047,059	50,559,916	(8,160,769)	42,399,147
Income taxes	9,032,235	1,423,022	2,009,756	12,465,013	-	12,465,013
Income (loss) from operations after taxes	26,290,062	5,767,538	6,037,303	38,094,903	(8,160,769)	29,934,134
Total assets	165,546,613	45,291,380	45,346,872	256,184,865	2,594,619	258,779,484
Depreciation and amortization	8,301,833	2,259,754	1,981,592	12,543,179	-	12,543,179
Capital expenditures	32,222,899	16,243,142	191,090	48,657,131	-	48,657,131
Write-off / Impairment	3,749,435	2,015,533	1,805,598	7,570,566	-	7,570,566

Nine-Month Period Ended September 30, 2010	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$76,183,791	$11,457,497	$33,562,233	$121,203,521	$-	$121,203,521
Net revenue (intersegment)	2,803,882	-	-	2,803,882	-	2,803,882
Income (loss) from operations before taxes	36,751,337	8,241,849	9,959,587	54,952,773	(2,089,424)	52,863,349
Income taxes	9,605,196	1,653,622	2,500,895	13,759,713	-	13,759,713
Income (loss) from operations after taxes	27,146,141	6,588,227	7,458,692	41,193,060	(2,089,424)	39,103,636
Total assets	124,765,055	31,989,512	37,408,781	194,163,348	106,978	194,270,326
Depreciation and amortization	5,407,728	923,334	1,536,506	7,867,568	-	7,867,568
Capital expenditures	15,662,259	5,338,431	7,483,230	28,483,920	-	28,483,920

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30
Reconciliations	2011	2010	2011	2010

Total segment operating income	$13,387,300	$20,372,972	$50,559,916	$54,952,773
Corporate costs	(4,641,055)	(464,253)	(8,160,769)	(2,089,424)
Income from operations	8,746,245	19,908,719	42,399,147	52,863,349
Other income	17,647	66,689	38,466	180,047
Income before taxes	$8,763,892	$19,975,408	$42,437,613	$53,043,396

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,713	$554	$590	$3,857	10.2%
TOTAL		$2,713	$554	$590	$3,857	10.2%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$11,951	$2,517	$1,919	$16,387	12.2%
2	Shouguang City Rongyuan Chemical Company Limited	$10,320	$3,203	$-	$13,523	10.1%
TOTAL		$22,271	$5,720	$1,919	$29,910	22.3%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2010.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$3,379	$1,108	$-	$4,487	10.0%
TOTAL		$3,379	$1,108	$-	$4,487	10.0%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2010.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$10,091	$2,654	$-	$12,745	10.5%
TOTAL		$10,091	$2,654	$-	$12,745	10.5%

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 16 – MAJOR SUPPLIERS

During the three-month and nine-month periods ended September 30, 2011, the Company purchased 80.0% and 81.1% of its raw materials from its top five suppliers, respectively.  At September 30, 2011, amounts due to those suppliers included in accounts payable were $6,927,770. During the three-month and nine-month periods ended September 30, 2010, the Company purchased 91.6% and 88.5% of its raw material from top five suppliers, respectively.  At September 30, 2010, amounts due to those suppliers included in accounts payable were $5,977,531. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers.  During the three-month and nine-month periods ended September 30, 2011, the Company sold 40.1% and 42.9% of its products to its top five customers, respectively. At September 30, 2011, amounts due from these customers were $10,919,450. During the three-month and nine-month periods ended September 30, 2010, the Company sold 42.0% and 41.4% of its products to its top five customers, respectively.  At September 30, 2010, amounts due from these customers were $5,984,753. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable, other receivables and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2011 and December 31, 2010.

NOTE 19 – RESEARCH AND DEVELOPMENT EXPENSES

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

Since the second quarter of 2010, SYCI conducted research for the new production line of wastewater treatment additives, the purpose of which is for the testing of the manufacturing routine and samples. The new production line was started operation and normal production in April 2011. However, the Company switched the aforesaid production line to the production of pharmaceutical and agricultural chemical intermediates in mid-June 2011 as the Company experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. The research and development expense incurred for the new production line of wastewater treatment additives from outside parties and the consumption of bromine produced by the Company during the three-month period ended September 30, 2011 were $10,135 and $23,429, respectively. The research and development expense incurred for the new production line of wastewater treatment additives from outside parties and the consumption of bromine produced by the Company during the nine-month period ended September 30, 2011 were $43,949 and $66,655, respectively.

The total research and development expense recognized in the income statements during the three-month periods ended September 30, 2011 and 2010 were $33,565 and $891,509, respectively. The total research and development expense recognized in the income statements during the nine-month periods ended September 30, 2011 and 2010 were $347,420 and $1,612,862, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 20 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

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

The Company has committed (i) approximately $1,026,774 for the relocation and construction of new Factory No. 4 and (ii) approximately $1,409,946 for the drilling of exploratory wells and their associated facilities in Sichuan province as of September 30, 2011.

The following table sets forth the Company’s contractual obligations as of September 30, 2011:

	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations
Payable within:
the next 12 months	$295,364	$434,283	$2,436,720
the next 13 to 24 months	295,365	633,612	-
the next 25 to 36 months	295,365	634,155	-
the next 37 to 48 months	295,365	637,892	-
the next 49 to 60 months	295,365	642,921	-
thereafter	4,135,106	17,637,271	-
Total	$5,611,930	$20,620,134	$2,436,720
Less: Amount representing interest	(2,464,953)
Present value of net minimum lease payments	$3,146,977

Rental expenses related to operating leases of the Company amounted to $159,735 and $29,056 were charged to the income statements for the three-month ended September 30, 2011 and 2010, respectively. Rental expenses related to operating leases of the Company amounted to $421,223 and $75,436 were charged to the income statements for the nine-month ended September 30, 2011 and 2010, respectively.

NOTE 21 – CONTINGENCY

The Company and certain of its officers and directors (the “Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, which is now captioned Lewy, et al. v. Gulf Resources, Inc., et al. , No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011.  Lead plaintiff asserts claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company.  The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The complaint seeks damages in an unspecified amount. On November 7, 2011, the Company filed a motion to dismiss the amended complaint. The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses from this litigation.

The legal costs incurred for the three-month and nine-month periods ended September 30, 2011 in connection with the above legal cases amounted to $58,751, which was included in the income statements as general and administrative expenses.

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

Our Corporate History

We were incorporated in Delaware on February 28, 1989.  From November 1993 through August 2006, we were engaged in the business of owning, leasing and operating coin and debit card pay-per copy photocopy machines, fax machines, microfilm reader-printers and accessory equipment under the name “Diversifax, Inc.” Due to the increased use of internet services, demand for our services declined sharply, and in August 2006, our Board of Directors decided to discontinue our operations.

Upper Class Group Limited, incorporated in the British Virgin Islands in July 2006, acquired all the outstanding stock of SCHC, a company incorporated in Shouguang City, Shandong Province, PRC, in May 2005. At the time of the acquisition, members of the family of Mr. Ming Yang, our president and former chief executive officer, owned approximately 63.20% of the outstanding shares of Upper Class Group Limited.  Since the ownership of Upper Class Group Limited and SCHC was then substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Upper Class Group Limited recognized the assets and liabilities transferred at their carrying amounts.

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

On February 5, 2007, we acquired SYCI, a company incorporated in PRC, in October 2000. Under the terms of the acquisition agreement, the stockholders of SYCI received a total of 8,094,059 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of common stock of Gulf Resources, Inc. in exchange for all outstanding shares of SYCI's common stock.  Simultaneously with the completion of the acquisition, a dividend of $2,550,000 was paid to the former stockholders of SYCI.  At the time of the acquisition, approximately 49.1% of the outstanding shares of SYCI were owned by Ms. Yu, Mr. Yang’s wife, and the remaining 50.9% of the outstanding shares of SYCI were owned by SCHC, all of whose outstanding shares were owned by Mr. Yang and his wife.   Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI at their carrying amounts. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

To satisfy certain ministerial requirements necessary to confirm certain government approvals required in connection with the acquisition of SCHC by Upper Class Group Limited, all of the equity interest of SCHC were transferred to a newly formed Hong Kong corporation named Hong Kong Jiaxing Industrial Limited (“Hong Kong Jiaxing”) all of the outstanding shares of which are owned by Upper Class Group Limited.  The transfer of all of the equity interest of SCHC to Hong Kong Jiaxing received approval from the local State Administration of Industry and Commerce on December 10, 2007.

As a result of the transactions described above, our corporate structure is linear.  That is Gulf Resources owns 100% of the outstanding shares of Upper Class Group Limited, which owns 100% of the outstanding shares of Hong Kong Jiaxing, which owns 100% of the outstanding shares of SCHC, which owns 100% of the outstanding shares of SYCI.  Chinese laws and regulations currently do not prohibit or restrict foreign ownership in crude salt, bromine and brominated specialty chemicals businesses.

In January 2007, stockholders holding approximately 62% of the then outstanding shares of our common stock consented in writing to change our corporate name from Diversifax, Inc. to Gulf Resources, Inc.  On February 20, 2007, we changed our corporate name to Gulf Resources, Inc.

On November 28, 2007, we amended our certificate of incorporation to increase our authorized shares of common stock from 70,000,000 to 400,000,000 and to effect a 2-for-1 forward stock split of our outstanding shares of common stock.

On October 12, 2009 we completed a 1-for-4 reverse stock split of our common stock, such that for each four shares outstanding prior to the stock split there was one share outstanding after the reverse stock split.  All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.  On October 27, 2009 our shares began trading on the NASDAQ Global Select Market under the ticker symbol “GFRE” and on June 30, 2011 we changed our ticker symbol to “GURE” to better reflection of our corporate name.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC and SYCI, the historical financial statements and the information presented below reflects the accounts of SCHC and SYCI. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2011 and 2010.

Comparison of the Three-Month Periods Ended September 30, 2011 and 2010

	Three-Month Period Ended September 30, 2011	Three-Month Period Ended September 30, 2010	% Change
Net revenue	$37,761,975	$44,758,294	(16%)
Cost of net revenue	$(23,823,944)	$(23,002,703)	4%
Gross profit	$13,938,031	$21,755,591	(36%)
Sales, marketing and other operating expenses	$(20,116)	$(18,789)	7%
Research and development costs	$(33,565)	$(891,509)	(96%)
Exploration costs	$(1,047,110)	$-	-
General and administrative expenses	$(5,459,069)	$(1,003,129)	444%
Other operating income	$1,368,074	$66,555	1,956%
Income from operations	$8,746,245	$19,908,719	(56%)
Other income, net	$17,647	$66,689	(74%)
Income before taxes	$8,763,892	$19,975,408	(56%)
Income taxes	$(3,179,546)	$(5,110,306)	(38%)
Net income	$5,584,346	$14,865,102	(62%)

All of our operations are located in PRC and all of our net revenue and expenditures, including purchases of raw materials, are denominated in RMB, the functional currency of the Company’s PRC operating subsidiaries. Accordingly, we believe that any foreign exchange rate variances will not have an impact on our net revenue, cost of net revenue, and operating income

Net revenue Net revenue was $37,761,975 for three-month period ended September 30, 2011, a decrease of approximately $7.0 million (or 16%) as compared to the same period in 2010. This decrease was primarily attributable to the reduce of overall demand for all of our segment products, in which, (i) revenue from bromine segment decreased from $28,180,884 for the three-month period ended September 30, 2010 to $24,820,194 for the same period in 2011, a decrease of approximately 12%; (ii) revenue from crude salt segment decreased from $4,579,876 for the three-month period ended September 30, 2010 to $2,455,307 for the same period in 2011, a decrease of approximately 46%; and (iii) revenue from chemical products segment decreased from 11,997,534 for the three-month period ended September 30, 2010 to $10,486,474 for the same period in 2011, a decrease of approximately 13%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Decrease
	September 30, 2011		September 30, 2010		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$24,820,194	66%	$28,180,884	63%	(12%)
Crude Salt	$2,455,307	6%	$4,579,876	10%	(46%)
Chemical Products	$10,486,474	28%	$11,997,534	27%	(13%)
Total sales	$37,761,975	100%	$44,758,294	100%	(16%)

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	September 30, 2011	September 30, 2010	Increase/(Decrease)
Bromine	6,900	10,003	(31%)
Crude Salt	66,014	109,930	(40%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2011	September 30, 2010	Increase/(Decrease)
Oil and gas exploration additives	3,890	5,736	(32%)
Paper manufacturing additives	1,075	1414	(24%)
Pesticides manufacturing additives	610	862	(29%)
Wastewater treatment chemical additives	5	-	-
Overall	5,580	8,012	(30%)

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in sales volume of bromine, decreased from 10,003 tonnes for the three-month period ended September 30, 2010 to 6,900 tonnes for the same period in 2011, a decrease of approximately 31%. Despite an increase in the number of our bromine production plants in recent years, sales volume of bromine decreased. The decrease in the sales volume of bromine was mainly attributable to (i) the drop in overall demand for bromine as a result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy; (ii) and less bromine being extracted from brine water during the production process due to the trend of a decrease in the bromine concentration of brine water being extracted at our facilities; and (iii) the suspension of operations of our original Factory No. 4 in early July 2011 to cooperate with the demolition of the factory and construction of new factory, which was still under construction as of September 30, 2011.

The effect of the decrease in net revenue from our bromine segment for the three-month period ended September 30, 2011 was partially offset by the increase in the average selling price of bromine compared to the same period in 2010. The average selling price of bromine increased from $2,817 per tonne for the three-month period ended September 30, 2010 to $3,597 per tonne for the same period in 2011, an increase of 28%. As opposite to last quarter, the effect of the increase in the average selling price was diminished due to the macro-economic tightening policy imposed by the PRC government which reduced the demand and average selling price of bromine during the three-month period ended September 30, 2011. The average selling price for this quarter decreased by 17% (or $736 per tonne) as compared with the three-month period ended June 30, 2011 ($4,333 per tonne). We expect the average selling price of bromine will remain constant at current level towards the end of 2011 should the macro-economic tightening policy remains enforced by the PRC government. The table below shows the changes in the average selling price and changes in the sales volume of bromine for three-month period ended September 30, 2011 from the same period in 2010.

Three-Month Period Ended September 30
Increase / (Decrease) in net revenue of bromine as a result of:	2011 vs. 2010
Increase in average selling price	$6,591,437
Decrease in sales volume	$(9,952,127)
Total effect on net revenue of bromine	$(3,360,690)

In an effort to address the trend of a decrease in the bromine concentration of brine water being extracted at our facilities, we carried out enhancement projects to our extraction wells in June 2011 by increasing the depth of our brine water wells to extract brine water from a lower second layer which we believe will have a higher bromine concentration. The result of the enhancement projects was not reflected in this quarter of 2011 as the overall demand of bromine decreased due to the macro-economic tightening policy imposed by the PRC government.

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in both the average selling price and sales volume of crude salt. The average selling price of crude salt decreased from $41.70 per tonne for the three-month period ended September 30, 2010 to $37.20 per tonne for the same period in 2011, a decrease of 11%, and the sales volume of crude salt also decreased by nearly 40% from 109,930 tonnes for the three-month period ended September 30, 2010 to 66,014 tonnes for the same period in 2011. The decrease in both the average selling price and sales volume was a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which decreased the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries. The decrease in sales volume also was a result of the decrease in sales volume of bromine in this quarter, which reduced the wastewater available for the production of crude salt. The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended September 30, 2011 from the same period in 2010.

Three-Month Period Ended September 30
Increase / (Decrease) in net revenue of crude salt as a result of:	2011 vs. 2010
Decrease in average selling price	$(393,047)
Decrease in sales volume	$(1,731,522)
Total effect on net revenue of crude salt	$(2,124,569)

Chemical products segment
	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	September 30, 2011		September 30, 2010		Net Revenue
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$6,589,900	63%	$8,477,869	71%	(22%)
Paper manufacturing additives	$1,402,234	13%	$1,655,924	14%	(15%)
Pesticides manufacturing additives	$2,478,345	24%	$1,863,741	15%	33%
Wastewater treatment chemical additives	$15,995	0%	$-	-	-
Total sales	$10,486,474	100%	$11,997,534	100%	(13%)

Revenues from our chemical products segment decreased from $11,997,534 for three-month period ended September 30, 2010 to $10,486,474 for the same period in 2011, a decrease of approximately 13%. The decrease was mainly attributable to the drop in demand for oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $6,589,900 (or 63%) and $8,477,869 (or 71%) of our chemical segment revenue for the three-month period ended September 30, 2011 and 2010, respectively, with a decrease of $1,887,969, or 22%. Revenue from our agricultural intermediates increased from $1,863,741 for the three-month period ended September 30, 2010 to $2,478,345 for the same period in 2011, an increase of $614,604, or approximately 33%. As result of the macro-economic tightening policy imposed by the PRC government since the second half of 2010 to slow down the economy, the overall demand for chemical additives was reduced, which in turn reduced the sale of our chemical products in terms of volume in 2011. The sales volume of chemical products decreased by 30% from 8,012 tonnes for the three-month period ended September 30, 2010 to 5,580 tonnes for the same period in 2011.

However, the effect of the decrease in net revenue from our chemical products segment was partially offset by the increase in the average selling price for all of our chemical products due to the continuing high price levels of oil. The average selling price per tonne for our chemical products increased by a range of 11.4% to 88% for the three-month period ended September 30, 2011 as compared with the same period in 2010. In particular, the PRC government continued to support the expansion of agricultural related products and we successfully converted certain of our production equipment from wastewater treatment chemical additives to pharmaceutical and agricultural chemical additives in July of 2011, which supported the growth in sales of our pesticides manufacturing additives since then. The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for three-month period ended September 30, 2011 from the same period in 2010.

Increase / (Decrease) in net revenue, for the three-month period ended September 30, 2011 vs. 2010, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Agricultural intermediates
Increase in average selling price	$1,039,854	$165,907	$1,400,532
Decrease in sales volume	$(2,927,823)	$(419,597)	$(785,928)
Total effect on net revenue of chemical products	$(1,887,969)	$(253,690)	$614,604

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2011		September 30, 2010		Net Revenue
Segment		% of Segment Net Revenue		% of Segment Net Revenue
Bromine	$15,003,570	60%	$13,932,803	49%	8%
Crude Salt	$1,094,508	45%	$1,226,256	27%	(11%)
Chemical Products	$7,725,866	74%	$7,843,644	65%	(2%)
Total	$23,823,944	63%	$23,002,703	51%	4%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $23,823,944 for three-month period ended September 30, 2011, an increase of $821,241 (or 4%) as compared to the same period in 2010. Despite the decrease in net revenue for the three-month period ended September 30, 2011 over the same period in 2010, the increase in the purchase price of raw materials and the fixed level of depreciation and amortization of manufacturing plant and machinery increased the overall cost of net revenue as compared to last comparison period.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tons)	Utilization Ratio
Three-month period ended September 30, 2010	46,300	94%
Three-month period ended September 30, 2011	41,547	66%
Variance of the three-month periods ended September 30, 2011 and 2010	(4,753)	(28%	)

Our utilization ratio is calculated based on the annualized actual production volume in tons for the three-month period divided by the annual production capacity in tons

Our utilization ratio decreased by 28% for the three-month period ended September 30, 2011 as compared with the same period in 2010. The decrease in utilization and hence the sales volume of bromine was mainly attributable to (i) the suspension of operations of our original Factory No. 4 in early July 2011 to cooperate with the demolition of the factory and construction of a new factory, which was still under construction as of September 30, 2011; and (ii) the drop in overall demand for bromine as a result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, which reduced our production volume in this quarter.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained hereinbefore, in October 2011 we engaged a professional appraisal firm, Grant Sherman Appraisal Limited, to reassess the optimal annual production capacity of all of our factory facilities. The report by Grant Sherman Appraisal Limited determined that our optimal annual production capacity of bromine and crude salt to be 41,547 tons and 861,143 tons, respectively.

Bromine segment
For the three-month period ended September 30, 2011, the cost of net revenue for the bromine segment was $15,003,570, representing an increase of $1,070,767 or 8% over the same period in 2010. The three major components of the cost of net revenue for the bromine segment, namely, cost of raw materials and finished goods consumed, depreciation and amortization of manufacturing plant and machinery and electricity, contributed $8,961,623 (or 60%), $2,993,772 (or 20%) and $1,121,067 (or 8%), respectively to of the cost of net revenue for the three-month period ended September 2011. For the three-month period ended September 30, 2010, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $9,350,451 (or 67%), depreciation and amortization of manufacturing plant and machinery of $1,875,396 (or 14%) and electricity of $1,414,513 (or 10%), a similar cost structure as compared with the same in 2011 except that the contribution from depreciation and amortization of manufacturing plant and machinery increased by 6% point. The increase in depreciation and amortization was due to enhancement projects performed in late June 2011 to our crude salt fields, extraction wells and transmission channels and ducts and the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended September 30, 2011 was $1,094,508, a decrease of $131,748 (or 11%) compared to $1,226,256 for the same period in 2010. The decrease was mainly attributable to a decrease in the production of bromine, which in turn decreased the volume of wastewater available for the evaporation of crude salt in this quarter, which decreased the corresponding variable costs, such as resource taxes paid and electricity. Whereas the depreciation and amortization of manufacturing plant and machinery increased for the three-month period ended September 30, 2011 as compared with the same period in 2010 as a result of the enhancement projects performed in late June 2011 to our crude fields, extraction wells and transmission channels and ducts and the change in the estimated useful life of certain protective coverings and transmission channels and ducts from 8 years to 5 years. The significant cost components for the three-month period ended September 30, 2011 were depreciation and amortization of $645,089 (or 59%), resource taxes calculated based on crude salt sold of $118,103 (or 11%) and electricity of $64,666 (or 6%). The significant cost components for the three-month period ended September 30, 2010 were depreciation and amortization of $387,387 (or 32%), resource tax of $325,173 (or 27%) and electricity of $301,760 (25%).

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2011, was $7,725,866, representing a decrease of $117,778 or 2% over the same period in 2010. The rate of decrease for the cost of net revenue for our chemical products segment was less than that of net revenue due to the drop in selling price of oil and gas exploration additives and paper manufacturing additives as a result of a decrease in demand. The significant costs were cost of raw material and finished goods consumed of $6,763,332 (or 88%) and $6,796,921 (87%) and depreciation and amortization of manufacturing plant and machinery of $618,083 (or 8%) and $685,079 (or 9%) for each of the three-month periods ended September 30, 2011 and 2010, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of our manufacturing plant and machinery and the inflated purchase price of raw materials, the overall cost of net revenue for our chemical products segment remained the same for the three-month period ended September 30, 2011 and 2010.

Gross Profit Gross profit was $13,938,031, or 37%, of net revenue for three-month period ended September 30, 2011 compared to $21,755,591, or 49%, of net revenue for the same period in 2010.

	Gross Profit by Segment				% Point
	Three-Month Period Ended		Three-Month Period Ended		Change
	September 30, 2011		September 30, 2010		of Gross Profit
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$9,816,624	40%	$14,248,081	51%	(11%)
Crude Salt	$1,360,799	55%	$3,353,620	73%	(18%)
Chemical Products	$2,760,608	26%	$4,153,890	35%	(9%)
Total Gross Profit	$13,938,031	37%	$21,755,591	49%	(12%)

Bromine segment
For the three-month period ended September 30, 2011, the gross profit margin for our bromine segment was 40% compared to 51% for the same period in 2010. Although the average selling price of bromine increased from $2,817 per tonne for the three-month period ended September 30, 2010 to $3,597 per tonne for the same period in 2011, an increase of 28%, the decrease in sales volume of bromine outweighed the favorable effect of the price increase. The sales volume decreased from 10,003 tonnes for the three-month period ended September 30, 2010 to 6,900 tonnes for the same period in 2011, a decrease of 31%. As mentioned in the net revenue discussion above, due to the decrease in the bromine concentration of brine water being extracted and the PRC government’s macro-economic tightening policy to slow down the economy, our actual production in the three-month ended September 30, 2011 was adversely affected. In order to improve the quality of brine water being extracted from our wells, we completed enhancements of our facilities during the second quarter of 2011 to pump brine water from deeper underground. We expect that the production capacity of bromine will improve in the near future as a result of these enhancements and that the average selling price of bromine will remain at current level towards the end of 2011 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the three-month period ended September 30, 2011 the gross profit margin for our crude salt segment was 55% compared to 73% for the same period in 2010. This 18% decrease in our gross profit margin is attributable to (i) the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects performed in late June 2011 to our crude fields, extraction wells and transmission channels and ducts; and (ii) the change in the estimated useful life of certain protective shells and transmission channels and ducts from 8 years to 5 years. As mentioned hereinbefore, the decrease in gross profit was a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which decreased the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended September 30, 2011 was 26% compared to 35% for the same period in 2010, a decrease of 9%. As mentioned hereinbefore, the decrease in gross profit margin was a result of the decrease in demand for our oil and gas exploration additives and paper manufacturing additives which in turn reduced the sales volume of these chemical products. As sales of oil and gas exploration additives contributed more than 63% of our total chemical products segment’s net revenue, the decrease in demand largely reduced the gross profit margin of our chemical products segment.

Research and Development Costs The total research and development costs incurred for the three-month period ended September 30, 2011 and 2010 were $33,565 and $891,509, respectively, a decrease of 96%. Research and development costs for the three-month period ended September 30, 2011 represented raw materials used by SYCI for testing the manufacturing routine and samples of the new production line of wastewater treatment additives and production line of pharmaceutical and agricultural chemical intermediates. Research and development costs for the three-month period ended September 30, 2010 were mostly related to the Co-Op Research and Development Center set up jointly with East China University of Science and Technology in June 2007 to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. On June 7, 2011, SYCI and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for us.

The new production line began operations in April 2011. However, we switched the aforesaid production line to the production of pharmaceutical and agricultural chemical intermediates in mid-June 2011 as we experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. The converted new production line began operation and normal production in late July 2011 with positive cash from operations.

Exploration Costs To explore natural brine resources in Sichuan province, SCHC incurred exploration costs in the amount of $1,047,110 for the three-month month period ended September 30, 2011. These costs consisted of the drilling of exploratory wells and associated facilities in order to confirm and measure the brine water resources in the province. We charged the exploration costs to the income statement as incurred. The exploratory wells are still under construction and are expected to be completed by the end of 2011.

General and Administrative Expenses General and administrative expenses were $5,459,069 for the three-month period ended September 30, 2011, an increase of $4,455,940 (or 444%) compared to $1,003,129 for the same period in 2010. The significant increase was primarily due to (i) demolition and re-installation expenses in the amount of $63,116 for relocating Factory No. 4 due to the Chinese government taking the leased land, where our original Factory No. 4 was situated, for civil redevelopment; (ii) inclusion of $229,052 of depreciation of property, plant and equipment for Factory No. 4 which temporarily suspended operations due to the relocation; and (iii) a non-cash expense of $4,298,000 related to cancellation of all non-vested stock options in late September 2011.

Other Operating Income Other operating income was $1,368,074 for the three-month period ended September 30, 2011, a significant increase of $1,301,519 from $66,555 for the same period in 2010. Such increase was primarily due to the sum of $1,340,026 received from the local PRC government as compensation for the demolition of our original Factory No. 4. Other operating income for the three-month period ended September 30, 2010 represented the sales of wastewater to some of our customers. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into salt pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with these customers to sell them our wastewater at market prices. The other operating income from sales of wastewater was $28,048 for the three-month period ended September 30, 2011.

Income from Operations Income from operations was $8,746,245 for the three-month period ended September 30, 2011 (or 23.2% of net revenue), a decrease of $11,162,474 (or approximately 56%) over income from operations for the same period in 2010. The decrease resulted primarily from the decrease in net revenue as a result of (i) the macro-economies tightening policy imposed by the PRC government to slow down the economy, which in turn decrease the demand and selling price of our products; and (ii) a non-cash expense of $4,298,000 related to cancellation of all non-vested stock options in late September 2011.

	Income from Operations by Segment
	Three-Month Period Ended September 30, 2011		Three-Month Period Ended September 30, 2010
Segment:		Percent of total		Percent of total
Bromine	$9,408,923	70%	$13,901,242	68%
Crude Salt	1,317,015	10%	3,265,430	16%
Chemical Products	2,661,362	20%	3,206,300	16%
Income from operations before corporate costs	13,387,300	100%	20,372,972	100%
Corporate costs	(4,641,055)		(464,253)
Income from operations	$8,746,245		$19,908,719

Bromine segment
Income from operations from our bromine segment was $9,408,923 for the three-month period ended September 30, 2011, a decrease of $4,492,319 (or approximately 32%) compared to the same period in 2010. This decrease resulted primarily from (i) the decrease in sales volume (contributed approximately $10 million) as a result of the PRC government’s macro-economies tightening policy which decreased the demand for bromine; and (ii) the increase in exploration costs to explore natural brine resources in Sichuan province (contributed approximately $1 million), which was partially offset by the increase in average selling price of bromine of approximately $6.6 million.

Crude salt segment
Income from operations from our crude salt segment was $1,317,015 for the three-month period ended September 30, 2011, a decrease of $1,948,415 (or approximately 60%) compared to the same period in 2010. This decrease was mainly due to the decrease in both the average selling price and sales volume as mentioned before.

Chemical products segment
Income from operations from our chemical products segment was $2,661,362 for the three-month period ended September 30, 2011, a decrease of $544,938 (or approximately 17%) compared to the same period in 2010. This decrease resulted primarily from (i) the decrease in net revenue of our oil and gas exploration chemicals of approximately $1.9 million due to the decreased demand, which was partially offset by (i) the increase in net revenue of our agricultural intermediates of approximately $0.6 million; and (ii) the decrease in our research and development costs paid to East China University of Science and Technology of approximately $0.8 million as explained hereinbefore.

Other Income, net Other income, net represented bank interest income, net of capital lease interest expense. The decrease in other income was primarily due to the charge of capital lease interest expense since January 2011 for the acquisition of fixed assets under capital leases.

Net Income Net income was $5,584,346 for the three-month period ended September 30, 2011, a decrease of $9,280,756 (or approximately 62%) compared to the same period in 2010. This decrease was primarily attributable to the overall decrease in demand for our products due to the macro-economic tightening policy imposed by the PRC government to slow down the economy, which in turn reduced the our average selling price of bromine and sales volume, and a non-cash expense of $4,298,000 related to cancellation of all non-vested stock options in late September 2011.

Comparison of the Nine-Month Periods Ended September 30, 2011 and 2010

	Nine-Month Period Ended September 30, 2011	Nine-Month Period Ended September 30, 2010	% Change
Net revenue	$134,441,319	$121,203,521	11%
Cost of net revenue	$(69,410,031)	$(62,709,174)	11%
Gross profit	$65,031,288	$58,494,347	11%
Sales, marketing and other operating expenses	$(67,861)	$(115,174)	(41%)
Research and development costs	$(347,421)	$(1,612,862)	(78%)
Exploration costs	$(4,914,396)	$-	-
Write-off / Impairment on property, plant and equipment	$(7,570,566)	$-	-
General and administrative expenses	$(11,515,054)	$(3,991,515)	188%
Other operating income	1,783,157	88,553	1,914%
Income from operations	$42,399,147	$52,863,349	(20%)
Other income, net	$38,466	$180,047	(79%)
Income before taxes	$42,437,613	$53,043,396	(20%)
Income taxes	$(12,465,013)	$(13,759,713)	(9%)
Net income	$29,972,600	$39,283,683	(24%)

Net revenue Net revenue for the nine-month period ended September 30, 2011, was $134,441,319, representing an increase of $13,237,798 or 11% over the same period in 2010. This increase was primarily attributable to (i) the growth in our bromine segment, in which revenue increased from $76,183,791 for the nine-month period ended September 30, 2010 to $88,200,156 for the same period in 2011, an increase of approximately 16%; and (ii) the strong growth in our crude salt segment, in which revenue increased from $11,457,497 for the nine-month period ended September 30, 2010 to $13,484,025 for the same period in 2011, an increase of approximately 18%.

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent Increase
	September 30, 2011		September 30, 2010		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$88,200,156	66%	$76,183,791	63%	16%
Crude Salt	$13,484,025	10%	$11,457,497	9%	18%
Chemical Products	$32,757,138	24%	$33,562,233	28%	(2%)
Total sales	$134,441,319	100%	$121,203,521	100%	11%

	Nine-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	September 30, 2011	September 30, 2010	Increase/(Decrease)
Bromine	21,130	27,579	(23%)
Crude Salt	291,334	288,031	1%

	Nine-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2011	September 30, 2010	Increase/(Decrease)
Oil and gas exploration additives	12,550	17,724	(29%)
Paper manufacturing additives	2,972	3,942	(25%)
Pesticides manufacturing additives	2,053	2,178	(6%)
Wastewater treatment chemical additives	120	-	-
Overall	17,695	23,844	(26%)

Bromine segment
The increase in net revenue from our bromine segment was mainly due to the increase in the average selling price of bromine. The average selling price of bromine increased from $2,762 per tonne for the nine-month period ended September 30, 2010 to $4,174 per tonne for the same period in 2011, an increase of 51%. The increase in the average selling price was a result of (i) strong demand in the China market following the recovery of business and economic conditions and reforms in the medical industry in China, and (ii) expansion of bromine applications in a variety of industries. However, as mentioned hereinbefore, we noted that the effect of the increase in the average selling price was diminished due to the macro-economic tightening policy imposed by the PRC government which weakened the demand of bromine beginning in the second half of 2011. The average selling of bromine decreased from a high in the first quarter of 2011 ($4,596 per tonne) to $3,597 per tonne in the third quarter of 2011. We expect the average selling price of bromine will remain at current levels (around $3,597 per tonne) through the end of 2011 should the PRC government’s macro-economic tightening policy remain in place.

The favorable effect of the increase in the average selling price of bromine was partly offset by a decrease in the sales volume of bromine from 27,579 tonnes for the nine-month period ended September 30, 2010 to 21,130 tonnes for the same period in 2011, a decrease of approximately 23%. Despite an increase in the number of our bromine production plants in recent years, sales volume of bromine decreased. The reasons for the decrease in the sales volume of bromine are the same as mentioned in aforesaid paragraphs for the three-month period ended September 30, 2011. The table below shows the changes in the average selling price and the changes in the sales volume of bromine for nine-month period ended September 30, 2011 from the same period in 2010.

Nine-Month Period Ended September 30
Increase / (Decrease) in net revenue of bromine as a result of:	2011 vs. 2010
Increase in average selling price	$34,383,552
Decrease in sales volume	$(22,367,187)
Total effect on net revenue of bromine	$12,016,365

Crude salt segment
The increase in net revenue from our crude salt segment was mainly due to the increase in both the average selling price and sales volume of crude salt. The average selling price of crude salt increased from $39.80 per tonne for the nine-month period ended September 30, 2010 to $46.30 per tonne for the same period in 2011, an increase of 16%, and the sales volume of crude salt also increased from 288,031 tonnes for the nine-month period ended September 30, 2010 to 291,334 tonnes for the same period in 2011, an increase of approximately 1%. The increase in the average selling price was a result of increased demand for crude salt and the increase in our production capacity was a result of the additional crude salt field we acquired in late 2010. The table below shows the changes in the average selling price and changes in the sales volume of crude salt for nine-month period ended September 30, 2011 from the same period in 2010.

Nine-Month Period Ended September 30
Increase / (Decrease) in net revenue of crude salt as a result of:	2011 vs. 2010
Increase in average selling price	$1,884,407
Increase in sales volume	$142,121
Total effect on net revenue of bromine	$2,026,528

Despite the above increasing factors, we noted a trend of decrease in both the average selling price and sales volume of crude salt for the first nine months of 2011. The average selling price decreased from $50.10 per tonne in the first quarter of 2011 to $37.20 per tonne in this quarter of 2011, and the sales volume of crude salt also decreased from 100,511 tonnes in the first quarter of 2011 to 66,014 tonnes in this quarter of 2011. We expect this trend will continue through the end of 2011 should the PRC government’s macro-economic tightening policy remain in place.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Nine-Month Period Ended		Nine-Month Period Ended		Change of
	September 30, 2011		September 30, 2010		Net Revenue
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$21,784,468	66%	$24,734,754	74%	(12%)
Paper manufacturing additives	$3,909,927	12%	$4,296,865	13%	(9%)
Pesticides manufacturing additives	$6,526,735	20%	$4,530,614	13%	44%
Wastewater treatment chemical additives	$536,008	2%	$-	-	-
Total sales	$32,757,138	100%	$33,562,233	100%	(2%)

Revenues from our chemical products segment decreased from $33,562,233 for the nine-month period ended September 30, 2010 to $32,757,138 for the same period in 2011, a decrease of approximately 2%. The decrease was mainly attributable to the drop in demand for our oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within our chemical products segment and contributed $21,784,468 (or 66%) and $24,734,754 (or 74%) of our chemical segment revenue for the nine-month period ended September 30, 2011 and 2010, respectively, a decrease of $2,950,286. Net revenue from our agricultural intermediates increased from $4,530,614 for nine-month period ended September 30, 2010 to $6,526,735 for the same period in 2011, an increase of approximately 44%. As mentioned hereinbefore, we believe that as result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, the overall demand for chemical products was reduced, which resulted in a decrease in our volume of chemical products sold. The sales volume of chemical products decreased by 26% from 23,844 tonnes for the nine-month period ended September 30, 2010 to 17,695 tonnes for the same period in 2011.

However, the effect of the decrease in net revenue from our chemical products segment was partially offset by the increase in the average selling price for all of our chemical products due to the continuing high level of oil prices. The average selling price per tonne increased by a range from 21% to 53% for the nine-month period ended September 30, 2011 as compared with the same period in 2010. In particular, the PRC government continued to support expansion of agricultural related products, which supported the growth in sales of our pesticides manufacturing additives. Also, in June 2011 we stopped production of our wastewater treatment chemical additive and in July we successfully converted the production equipment from this wastewater treatment chemical additive to pharmaceutical and agricultural chemical additives which have higher profit margins. The table below shows the changes in the average selling price and changes in the sales volume of our major chemical products for nine-month period ended September 30, 2011 from the same period in 2010.

Increase / (Decrease) in net revenue, for the nine-month period ended September 30, 2011 vs. 2010, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Agricultural intermediates
Increase in average selling price	$5,150,558	$779,782	$2,325,917
Decrease in sales volume	$(8,100,844)	$(1,166,720)	$(329,796)
Total effect on net revenue of chemical products	$(2,950,286)	$(386,938)	$1,996,121

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2011		September 30, 2010		Net Revenue
Segment		% of Segment Net Revenue		% of Segment Net Revenue
Bromine	$43,771,055	50%	$37,970,602	50%	15%
Crude Salt	$3,510,806	26%	$2,951,183	26%	19%
Chemical Products	$22,128,170	68%	$21,787,389	65%	2%
Total	$69,410,031	52%	$62,709,174	52%	11%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $69,410,031 for nine-month period ended September 30, 2011, an increase of $6,700,857 (or approximately 11%) compared to the same period in 2010. The increase was primarily due to the increase in the purchase price of raw materials, depreciation and amortization of manufacturing plant and machinery and mineral resource compensation fees paid for extraction of brine water in our bromine segment.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for our all of our bromine producing properties:

	Annual Production Capacity (in tons)	Utilization Ratio
Nine-month period ended September 30, 2010	46,300	88%
Nine-month period ended September 30, 2011	41,547	74%
Variance of the nine-month periods ended September 30, 2011 and 2010	(4,753)	(14%	)

Utilization ratio is calculated based on the annualized actual production volume in tons for the nine-month period divided by the annual production capacity in tons

Our utilization ratio decreased by 14% for the nine-month period ended September 30, 2011 as compared with the same period in 2010. The decrease in utilization and hence the sales volume of bromine was mainly attributable to (i) the suspension of operations of our original Factory No. 4 in early July 2011 to cooperate with the demolition of the factory and construction of a new factory, which was still under construction as of September 30, 2011; and (ii) intermittent suspension of operations of some of our factories in the first half of 2011 due to the annual scheduled repair and maintenance, the increased number of environmental inspections by the local government and the restriction of the supply of electricity to all industrial factories by the local government.

Bromine segment
The cost of net revenue for our bromine segment for the nine-month period ended September 30, 2011 was $43,771,055, an increase of $5,800,453 (or 15%) compared to $37,970,602 for the same period in 2010. The most significant components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $28,167,097 (or 64%), depreciation and amortization of manufacturing plant and machinery of $7,658,509 (or 17%) and electricity of $3,273,323 (or 7%) for the nine-month period ended September 30, 2011. The major components of the cost of revenue for the nine-month period ended September 30, 2010 were cost of raw materials and finished goods consumed of $25,589,405 (or 67%), depreciation and amortization of manufacturing plant and machinery of $5,238,355 (or 14%) and electricity of $3,982,645 (or 10%), a similar cost structure as compared with the same in 2011. The increase in cost of net revenue was attributable to the increase in raw material prices.

Crude salt segment
For the nine-month period ended September 30, 2011, the cost of net revenue for our crude salt segment was $3,510,806, representing an increase of $559,623, or 19%, over the same period in 2010. As mentioned hereinbefore, the increase in cost was mainly due to the increase in the number of crude salt fields and enhancement projects performed in late June 2011 as mentioned hereinbefore, which in turn increased the depreciation and amortization of manufacturing plant and machinery. The significant costs were depreciation and amortization of $1,682,946 (or 48%), resource tax of $790,617 (or 23%) and electricity of $417,576 (or 12%) for the nine-month period ended September 30, 2011. The major cost components were depreciation and amortization of $892,848 (or 30%), resource tax of $847,703 (or 29%) and electricity of $686,327 (or 23%) for the nine-month period ended September 30, 2010.

Chemical products segment
For the nine-month period ended September 30, 2011, the cost of net revenue for our chemical products segment was $22,128,170, representing an increase of $340,781 or 2% over the same period in 2010. The rate of increase for the cost of net revenue for our chemical products segment was similar to that of net revenue. The significant costs were cost of raw material and finished goods consumed of $19,398,476 (or 88%) and $19,251,843 (or 88%) and depreciation and amortization of manufacturing plant and machinery of $1,688,046 (or 8%) and $1,512,734 (or 7%) for each of the nine-month periods ended September 30, 2011 and 2010, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of manufacturing plant and machinery and the inflated purchase price of raw materials, the overall cost of net revenue for chemical products segment remained at a same level for the nine-month period ended September 30, 2011 compared to the same period in 2010.

Gross Profit Gross profit was $65,031,288, or 48%, of net revenue for nine-month period ended September 30, 2011 compared to $58,494,347, or 48%, of net revenue for the same period in 2010.

	Gross Profit by Segment				% Point
	Nine-Month Period Ended		Nine-Month Period Ended		Change
	September 30, 2011		September 30, 2010		of Gross Profit
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$44,429,101	50%	$38,213,189	50%	0%
Crude Salt	$9,973,219	74%	$8,506,314	74%	0%
Chemical Products	$10,628,968	32%	$11,774,844	35%	(3%)
Total Gross Profit	$65,031,288	48%	$58,494,347	48%	0%

Bromine segment
The gross profit margin for our bromine segment was 50% for both the nine-month periods ended September 30, 2011 and 2010. The average selling price of bromine increased from $2,762 per tonne to $4,174 per tonne for the same period in 2010, an increase of 51%. We do not expect that the selling price for bromine will continue to increase during the rest of the year.  As mentioned before, due to a decrease in the bromine concentration of brine water being extracted and the PRC government’s macro-economic tightening policy, our production level and sales volume for the three-month period ended September 30, 2011 was adversely affected. In order to improve the quality of brine water being extracted from our wells, we completed enhancements of our facilities during the second quarter of 2011 to pump brine water from deeper underground. We expect that the production capacity of bromine will improve in the near future as a result of these enhancements and that the gross profit margin of bromine will remain at current level through the end of 2011 should the PRC government’s macro-economic tightening policy remains in place.

Crude salt segment
For both the nine-month periods ended September 30, 2011 and 2010, the gross profit margin for our crude salt segment was 74%. The average selling price of crude salt increased from $39.8 per tonne to $46.3 per tonne compared to the same period in 2010, an increase of 16%. As mentioned hereinbefore, the increase in average selling price was a result of increased demand for crude salt which was offset by the increase in cost of net revenue.

Chemical products segment
The gross profit margin for our chemical products segment remained constant for the nine-month period ended September 30, 2011 as compared to the same period in 2010. As our factory is capable of producing diversified chemical products, the selling price fluctuation of individual chemical products is not expected to have significant impact to our gross profit margin for overall chemical products.

Research and Development Costs The total research and development costs incurred for the nine-month periods ended September 30, 2011 and 2010 were $347,421 and $1,612,862, respectively, with a decrease of 79%.

Included in research and development costs are costs paid to East China University of Science and Technology for the establishment of a Co-Op Research and Development Center in June 2007 to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. On June 7, 2011, SYCI and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for us. The research and development costs paid pursuant to this agreement amounted to $236,817 and $376,123 for the nine-month periods ended September 30, 2011 and 2010, respectively.

Since the second quarter of 2010, SYCI conducted research for the new production line of wastewater treatment additives, the purpose of which is for the testing the manufacturing routine and samples. The research and development expenses incurred for the new production line of wastewater treatment additives during the nine-month periods ended September 30, 2011 and 2010 were $110,604 and $1,236,739, respectively. The new production line began operations in April 2011. However, we switched the aforesaid production line to the production of pharmaceutical and agricultural chemical intermediates in mid-June 2011 as we experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. The converted new production line was started operation and normal production in late July 2011 with positive cash from operations.

Exploration Costs To explore natural brine resources in Sichuan province, SCHC incurred exploration costs in the amount of $4,914,396 for the nine-month period ended September 30, 2011. These costs consisted of the drilling of exploratory wells and associated facilities in order to confirm and measure the brine water resources in the province. We charged the exploration costs to the income statement as incurred. The exploratory wells are still under construction and are expected to complete by the end of 2011.

Write-off/Impairment on property, plant and equipment The write-off and impairment on property, plant and equipment represented (i) the write-off on property, plant and equipment that could not be relocated to the new Factory No. 4 in the amount of $1,384,443; (ii) the impairment loss on property, plant and equipment related to the conversion of our production line from wastewater treatment chemical additives to the production of pharmaceutical and agricultural chemical intermediates in the amount of $1,805,598; (iii) the impairment loss on property, plant and equipment under capital leases for idle plant and machinery in the amount of $683,046; and (iv) the write-off of certain crude salt field protective shells and transmission pipelines replaced during renovation work in the amounts of $1,632,004 and $2,065,475, respectively.

General and Administrative Expenses General and administrative expenses were $11,515,054 for the nine-month period ended September 30, 2011, an increase of $7,523,539 (or 188%) compared to $3,991,515 for the same period in 2010. The significant increase was primarily due to non-cash expenses of $7,467,000 for the nine-month period ended September 30, 2011 related to options granted to our employees in the amount of $2,717,000, recognition of non-vested options which were cancelled in late September 2011 in the amount of $4,298,000, and a warrant issued to our investor relations firm in the amount of $452,000 related to a the service agreement signed in February 2011. The non-cash expenses related to options and a warrant granted for the nine-month period ended September 30, 2010 amounted to $1,188,966, which resulted in an increase of $1,980,034, or 167%, as compared with the same period in 2011.  The increase in stock options was primarily for the purpose of incentivizing our employees. Other reasons for the increase in general and administrative expenses were due to (i) demolition and re-installation expense in the amount of $530,443 for relocating Factory No. 4 due to the Chinese government taking the leased land, where our original Factory No. 4 was situated, for civil redevelopment; and (ii) $229,052 of depreciation of property, plant and equipment for Factory No. 4 which were temporarily suspended operations due to the relocation.

Other Operating Income Other operating income was $1,783,157 for the nine-month period ended September 30, 2011, a significant increase of $1,694,604 from $88,553 for the same period in 2010. Such increase was primarily due to a sum of $1,340,026 received from the local PRC government as compensation for the demolition of our original Factory No. 4. Included in other operating income for the nine-month periods ended September 30, 2011 and 2010 were $143,131 and $88,553 income from sales of wastewater to some of our customers.

Income from Operations

	Income from Operations by Segment
	Nine-Month Period Ended September 30, 2011		Nine-Month Period Ended September 30, 2010
Segment:		Percent of total		Percent of total
Bromine	$35,322,297	70%	$36,751,337	67%
Crude Salt	7,190,560	14%	8,241,849	15%
Chemical Products	8,047,059	16%	9,959,587	18%
Income from operations before corporate costs	50,559,916	100%	54,952,773	100%
Corporate costs	(8,160,769)		(2,089,424)
Income from operations	$42,399,147		$52,863,349

Bromine segment
Income from operations from our bromine segment was $35,322,297 for the nine-month period ended September 30, 2011, a decrease of $1,429,040 (or approximately 4%) compared to the same period in 2010. Despite the effect of increase in bromine’s selling price which contributed an increase of approximately $34 million in income from operations, the overall decrease in income from operations bromine segment resulted primarily from (i) the decrease in sales volume (contributed a decrease of approximately $22 million) as a result of the PRC government’s macro-economies tightening policy which decrease the demand of bromine; (ii) the increase in cost of net revenue, in particular, cost of raw material and depreciation and amortization of manufacturing plant and machinery (contributed a decrease of approximately $5 million); (iii) the impairment losses and write-off of certain property, plant and equipment (contributed a decrease of approximately $4 million); and (iv) the increase in exploration costs to explore natural brine resources in Sichuan province (contributed a decrease of approximately $4 million).

Crude salt segment
Income from operations from our crude salt segment was $7,190,560 for the nine-month period ended September 30, 2011, a decrease of $1,051,289 (or approximately 13%) compared to the same period in 2010. This decrease was mainly due to (i) the impairment losses and write-off of certain property, plant and equipment of approximately $2 million; and (ii) the increase in exploration costs to explore natural brine resources in Sichuan province of approximately $0.6 million, which outweighed the increase in net revenue of approximately $2 million.

Chemical products segment
Income from operations from our the chemical products segment was $8,047,059 for the nine-month period ended September 30, 2011, a decrease of $1,912,528 (or approximately 19%) compared to the same period in 2010. This decrease resulted primarily from (i) the decrease in net revenue of our oil and gas exploration chemicals and paper manufacturing additives of approximately $3.3 million due to the decreased demand; and (ii) the impairment losses and write-off of certain property, plant and equipment of approximately $1.8 million, which was partially offset by (i) the increase in net revenue of our agricultural intermediates of approximately $2 million; and (ii) the decrease in our research and development costs paid to East China University of Science and Technology of approximately $1 million as explained hereinbefore.

Other Income, net Other income represented bank interest income, net of the capital lease interest expense. The decrease in other income was primarily due to the charge of capital lease interest expense since January 2011 for the acquisition of fixed assets under capital lease.

Net Income Net income was $29,972,600 for the nine-month period ended September 30, 2011, a decrease of $9,311,083 (or approximately 24%) compared to the same period in 2010. This decrease was primarily attributable to the impairment losses recognized for and the write-off of certain property, plant and equipment of approximately $7.6 million, exploration costs related to the drilling of exploratory wells in Sichuan province of approximately $4.9 million and recognition of non-vested options which cancelled in late September 2011 of approximately $4.3 million, which outweighed the increase in gross profit from our bromine and crude salt segments of approximately $6.2 million and $1.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, cash and cash equivalents were $85,821,856 as compared to $68,494,480 as of December 31, 2010. The components of this increase of $17,327,376 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2011	2010
Net cash provided by operating activities	$53,541,606	$52,444,888
Net cash used in investing activities	$(38,751,815)	$(28,196,066)
Net cash (used in)/provided by financing activities	$(788,739)	$2,209,729
Effects of exchange rate changes on cash and cash equivalents	$3,326,324	$1,403,085
Net increase in cash and cash equivalents	$17,327,376	$27,861,636

For the nine-month period ended September 30, 2011 the Company met its working capital and capital investment requirements mainly by using cash flow from operations and cash on hand. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the nine-month period ended September 30, 2011, we had positive cash flow from operating activities of $53,541,606 primarily attributable to net income of $29,972,600. Net cash provided by operating activities during the nine-month period ended September 30, 2011 increased by $1,096,718 compared to the same period in 2010. The primary source of this increment was due to the increase in accounts payable and accrued expenses, which attributable to the other payable and amount due to a contractor for relocation of our Factory No. 4 of approximately $1.2 million.

Net Cash Used in Investing Activities

In the first quarter of 2011, we used approximately $3 million cash to reconstruct and renovate a subdivision of Factory No. 1 which included bromine production facilities and brine water channels acquired under a capital lease.

In the second quarter of 2011, we used approximately $31 million cash to carry out enhancement projects to our existing bromine extraction and crude salt production facilities. In particular, we incurred reconstruction and renovation works in the amount of approximately $12 million for our crude salt fields at Factory No. 1, 5 to 9 and in the amount of approximately $19 million for our extraction wells and transmission channels and ducts at Factory No. 1 to 9. We also used approximately $4.6 million cash for the construction of our new Factory No. 4 due to the taking of leased land by the PRC local government for redevelopment.

In the third quarter of 2011, we further used approximately $0.6 million cash for the construction of our new Factory No. 4. The construction of new Factory No. 4 is still under construction and expected to be completed and start operations on a trial basis in November 2011. Further capital expenditure needed to complete the construction of new Factory No. 4 is estimated to be approximately $1 million. We also used approximately $0.2 million cash for the setup and construction of a chemical production line for bromopropane.

These projects were financed by opening cash balances as of December 31, 2010 and cash generated from operations during the nine-month period ended September 30, 2011.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the nine-month period ended September 30, 2011 and used another $0.5 million to repurchase 184,599 shares of common stock of the Company under the approval of the Board of Directors.

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

Working capital at September 30, 2011 was approximately $97.6 million as compared to approximately $79.8 million at December 31, 2010. The increase was mainly attributable to the cash provided by operating activities during the nine-month period ended September 30, 2011.

We had available cash of approximately $85.8 million at September 30, 2011, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash in highly liquid deposit accounts for future expansion of our bromine and crude salt businesses through acquisition, and we do not anticipate paying cash dividends in the foreseeable future.

In the future we intend to focus our efforts on the activities of SCHC and SYCI as these segments continue to expand within the Chinese market. We also intend to explore the possibility of cooperation with overseas large-scale bromine manufacturers for expansion into overseas markets.  As a result, we may issue additional shares of our capital stock and incur new debt in order to raise cash for acquisitions and other capital expenditures during the next twelve months.

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

Contractual Commitments

The following table sets forth payments due by period for fixed contractual obligations as of September 30, 2011.

	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations

Less than 1 year	$295,366	$434,283	$2,436,720
1 - 3 years	590,729	1,267,767	-
3 - 5 years	590,729	1,280,813	-
More than 5 years	4,135,106	17,637,271	-
Total	$5,611,930	$20,620,134	$2,436,720
Less: Amount representing interest	(2,464,953)
Present value of net minimum lease payments	$3,146,977

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

Impact of Inflation

Inflationary factors, such as increases in the cost of our product and overhead costs, may adversely affect our operating results. Based on the Consumer Price Index in the PRC, the average annual rate of inflation over the three-year period from 2008 to 2010 was 2.8%. Inflationary pressures increased in 2011, reflecting the rise in our cost of raw materials and electricity expenses. For the three-month and nine-month periods ended September 30, 2011, the rates of inflation were 6.3% and 5.7%, respectively. The Company believes that in the long run the selling prices of its products could be increased at a similar level to compensate the adverse effect. In the foreseeable future, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that as of September 30, 2011, our disclosure controls and procedures were not effective.  The material weakness on our disclosure controls and procedures as of September 30, 2011 were as follows:

●	None of our accounting department personnel have significant experience or training in U.S. GAAP and we primarily rely on outside consultants to prepare our U.S. GAAP financial statements.

In response to the above identified material weakness and to continue strengthening our internal control over financial reporting, we are going to undertake the following remediation initiatives:

●	Hire additional personnel with significant knowledge and experience in U.S. GAAP; and

●	Providing ongoing training courses in U.S. GAAP to existing personnel, including our CFO.

These new remediation initiatives will be put into place in the fourth quarter of 2011. We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness is remediated.

(b) Changes in internal controls

The following changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) have been made during the three-month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have implemented the following steps to improve our disclosure controls and procedures to address the material weaknesses as mentioned for the three-month period ended June 30, 2011:

●	In September 2011, we developed and put into use an additional checklist for our management to complete prior to release of our periodic filings for disclosure of subsequent events.

●	In early October 2011, we updated our fixed assets register and will carry out timely assessment on potential impairment of fixed assets, if any, in our future periodic filings.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings other than the following.

The Company and certain of its officers and directors (the “Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, which is now captioned Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011.  Lead plaintiff asserts claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company.  The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The complaint seeks damages in an unspecified amount. On November 7, 2011, the Company filed a motion to dismiss the amended complaint. The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses from this litigation.

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

We are a member of the Shouguang Bromide Professional Association (the “Association”), whose members are bromine producers in the Shouguang region of Shandong province.  Members of the Association are required to follow production guidelines recommended by the Association. If the Association asks its members to reduce production volumes in the future, we may be required to limit our bromine production volume which could adversely affect our business, financial condition and results of operations.

We may have to temporarily halt production at our facilities in order to prepare for environmental inspections made by the local government.

In the past two years we have experienced an increase in the number of environmental inspections of our factories made by the local government in order to renew our mining licenses, which we have successfully passed.  As a result of these inspections, we may be required to temporarily halt production at our factories in order to prepare for and pass the inspections made by the local government.  If we are required to close some or all of our factories in order to prepare for these inspections, our business, financial condition and results of operations could be adversely affected.

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

●
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

●
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

Because of the uncertainties regarding the feasibility of producing bromine from brine water resources in Sichuan province, there may not be a return on our investment in certain related exploration costs.

For the nine-month period ended September 30, 2011, we incurred exploration costs in the amounts of $4,914,396 in Sichuan province, PRC, for the drilling of exploratory wells and their associated facilities in order to confirm and measure the natural brine resources in the area of drilling. The exploratory wells are still under construction and are expected to be completed by end of 2011.  To date there has be no bromine produced from the brine water resources in Sichuan province. We cannot be certain that that there will be sufficient bromine concentration in the brine water where we are drilling in Sichuan province to make the production of bromine there feasible.  In addition, we cannot be certain that the local authorities in Sichuan province will issue a mining permit to us. As a result of these uncertainties, we cannot assure you that there will be a return on our investment in such exploration costs.

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

Currently, none of our employees have significant experience or training in U.S. GAAP and we primarily rely on outside consultants to prepare our U.S. GAAP financial statements. Until such time that our employees gain sufficient experience or we hire additional employees with relevant U.S. GAAP experience, we will continue to incur costs related to these outside consultants.

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

Decreases in the bromine yield from our brine water could have an adverse effect on our business, financial position and results of operations

In recent months, we have been able to extract less bromine from brine water during the production process due to a decrease in the bromine concentration of brine water being extracted. In an effort to address this issue, we carried out enhancement projects to our extraction wells in June 2011 by increasing the depth of our brine water wells to extract brine water from a lower second layer which we believe will have a higher bromine concentration.  However, we can not be certain that this will improve the bromine yield from our production facilities in the long run. If we are not able to improve the bromine yield at our production facilities or if the bromine concentration in the brine water we extract continues to decline, our business, financial condition and results of operations could be adversely affected.

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

Taking of leased land by the Chinese government could disrupt our production facilities and capacity, and have a material adverse effect on our business, financial position and results of operations

Most of our bromine and crude salt manufacturing facilities are located on land leased by SCHC.  Any taking of leased land by the Chinese government could impair our carrying value of production facilities and our ability to timely produce and deliver products, which could have an adverse effect on our business, financial position and results of operations. In mid-May 2011, one of our leased parcels of land was taken by the Chinese government for civil redevelopment, which caused suspension of the operations of Factory No. 4 in early July 2011 for relocation, which took four months. Any future taking of our leased lands will adversely affect our existing business and productivity.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

Pursuant to our approved Company stock purchase program, we made the following purchases of our equity securities during the third quarter of 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 through July 31, 2011	0
August 1 through August 31, 2011	0
September 1 through September 30, 2011	84,099	1.81

Total	84,099	1.81		0	(1)

(1) The authorization for the stock purchase program expired on September 22, 2011.

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

GULF RESOURCES, INC.

Dated: November 14, 2011	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 14, 2011	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)