Form 10-K
period 2011-12-31
GULF RESOURCES, INC.
filed 2012-03-15
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $55,380,225 based upon a closing sale price of $3.10.

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

Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   As of March 9, 2012, the registrant had outstanding 34,560,743 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.14661, $0.14787 and $0.15482 during fiscal year 2009, 2010 and 2011, respectively. The functional and reporting currency of the Company is the United States dollar (“USD” or $”).

Our Corporate History

We were incorporated in Delaware on February 28, 1989. From November 1993 through August 2006, we were engaged in the business of owning, leasing and operating coin and debit card pay-per copy photocopy machines, fax machines, microfilm reader-printers and accessory equipment under the name “Diversifax, Inc.”. Due to the increased use of internet services, demand for our services declined sharply, and in August 2006, our Board of Directors decided to discontinue our operations.

Upper Class Group Limited, incorporated in the British Virgin Islands in July 2006, acquired all the outstanding stock of Shouguang City Haoyuan Chemical Company Limited ("SCHC"), a company incorporated in Shouguang City, Shandong Province, the People's Republic of China (the “PRC”), in May 2005. At the time of the acquisition, members of the family of Mr. Ming Yang, our president and former chief executive officer, owned approximately 63.20% of the outstanding shares of Upper Class Group Limited. Since the ownership of Upper Class Group Limited and SCHC was then substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Upper Class Group Limited recognized the assets and liabilities transferred at their carrying amounts.

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

Our current corporate structure chart is set forth in the following diagram:

Our executive offices are located in China at Chenming Industrial Park, Shouguang City, Shandong, People's Republic of China. Our telephone number is +86 (536) 5670008. Our website address is www.gulfresourcesinc.com. The information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Form 10-K.

Acquisitions of Production Facilities

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

On December 30, 2010, we acquired all right, title, and interest in and to all fixtures and facilities owned by the State-Operated Shouguang Qingshuibo Farm (the “Crude Salt Field”).  The Crude Salt Field includes a 30-year land lease covering 568 acres of crude salt field, as well as the related fixtures and facilities located on the crude salt field. The total purchase price for the Crude Salt Field was $11,023,000 in cash consideration. Pursuant to the purchase agreement, SCHC signed a 30-year land lease agreement for the Crude Salt Field on January 18, 2011 with an annual leasing fee payable of approximately $26,048.

On December 22, 2011, we acquired substantially all of the assets owned by Liangcai Zhang in the Shouguang City Yangkou Township Area (the “Liangcai Zhang property” or “Factory No. 10”). The Liangcai Zhang property includes a 10-year land lease covering 1,700 acres of real property, with the related production facility, the wells, pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was approximately $9,998,730 in cash. The production line of Factory No. 10 was resumed in February 2012 after certain repair and adjustments.

Each of the bromine factories and Crude Salt Field acquisitions described above was not in operation when the Company acquired the asset.  The owners of each of the bromine factories did not hold the proper license for the exploration and production of bromine, and production at each of the bromine factories acquired had been previously halted by the government.  With respect to Factory No. 7, the assets had not been operational for twelve months; with respect to Factory No. 8, the assets had not been operational for thirteen months; and with respect to Factory No. 9 and Factory No. 10, the assets had not been operational for six months. The Crude Salt Field had not been in operation for six months. The Company recorded the above transactions as purchase of assets.

We also enhanced the new plant and machinery leased in the first quarter of 2011 by making capital improvement in reconstruction and renovation work at a cost of approximately $3,050,400, which was recorded as buildings and plant and machinery, for the operation of the aforesaid real property, production facilities, channels and ducts, other production equipment and the buildings located on the property.

In the second quarter of 2011, we carried out enhancement projects to its existing bromine extraction and crude salt production facilities. In particular, we incurred reconstruction and renovation works at a cost of approximately $12,379,153 for its crude salt fields in Factory No. 1, 5 to 9, and at a cost of approximately $20,087,600 for its extraction wells and transmission channels and ducts in Factory No. 1 to 9. The above enhancement projects have estimated useful lives of 5 to 8 years and are capitalized as buildings and plant and machinery.

Leased Facility

On November 5, 2010, SCHC entered into a Lease Contract (the “Lease Contract”) with State-Operated Shouguang Qingshuibo Farm (the “Lessor”). Pursuant to the Lease Contract, SCHC shall lease certain property with an area of 3,192 square meters and buildings adjacent to the Company’s Factory No. 1.  There are currently non-operating bromine production facilities on the property which have not been in production for more than 12 months.  The annual lease payment for the property is RMB5 million, approximately US$755,000, per year and shall be paid by SCHC no later than June 30th of each year.  The term of the Lease Contract is for twenty years commencing from January 1, 2011 and the Lease Contract may be renewed by SCHC for an additional twenty-year period on the same terms.  The Lessor has agreed to permit SCHC to reconstruct and renovate the existing bromine production facilities on the property.

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

The extraction of bromine in the Shandong Province is limited by the Provincial Government to licensed operations.  We hold one of such licenses.   As part of our business strategy, it is our plan to continue acquiring smaller scaled and unlicensed producers and to use our bromine to expand our downstream chemical operations.

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

Geological background of this region

The Shandong Province working region is located to the east of Lubei Plain and on the south bank of Bohai Laizhou Bay. The geotectonic location bestrides on the North China Platte (I) and north three-level structure units, from west to east including individually the North China Depression, Luxi Plate, and Jiaobei Plate. Meanwhile, 4 V-level structure units including the Dongying Sag of Dongying Depression (IV) of North China Depression, the Buried Lifting Area of Guangrao, Niutou sag and Buried Lifting Area of Shuanghe and are all on two V-level structure units including Xiaying Buried Lifting Area of Weifang Depression (IV) of Luxi Plate and Chuangyi Sag, as well as on a V-level structure units of Jiaobei Buried Lifting Area of Jiaobei Plate.

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

3.	the natural brine is sent to the bromine refining plant where bromine is extracted from the natural brine. In neutral or acidic water, the bromine ion is easily oxidized by adding the oxidative of chlorine, which generates the single bromine away from the brine. Thereafter the extracted single bromine is blown out by forced air, then absorbed by sulfur dioxide or soda by adding acid, chlorine and sulfur. Extracted bromine is stored in containers of different sizes; and

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI.  The products we produce and the markets in which they are sold include, among others:

Product name	Application sector
Hydroxyl guar gum	Oil Exploration & Production
Demulsified agent	Oil Exploration & Production
Corrosion inhibitor for acidizing	Oil Exploration & Production
Bactericide	Oil Exploration / Agricultural
Chelant	Paper Making
Iron ion stabilizer	Oil Exploration & Production
Clay stabilizing agent	Oil Exploration & Production
Flocculants agent	Paper Making
Remaining agent	Paper Making
Expanding agent with enhanced gentleness	Paper Making
Bromopropane	Oil Exploration / Agricultural
Environmental friendly additive products	Oil Exploration & Production
Solid lubricant	Oil Exploration & Production
Polyether lubricant	Oil Exploration & Production

SYCI concentrates its efforts on the production and sale of chemical products that are used in oil and gas field explorations, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents, and inorganic chemicals. SYCI also engages in research and development of commonly used chemical products as well as medicine intermediates. Currently, SYCI's annual production of oil and gas field exploration products and related chemicals is over 26,000 tons, and its production of papermaking-related chemical products is over 5,000 tons. These products are mainly distributed to large domestic papermaking manufacturers and major oilfields such as Shengli Oilfield, Daqing Oilfield, Zhongyuan Oilfield, Huabei Oilfield, and Talimu Oilfields.

In June 2010, SYCI completed the construction of a new production line for wastewater treatment chemical additives, which is located in our Yuxin Chemical Plant, at a total cost of $8,838,000. The new production line started operation in April 2011 and was switched to the production of pharmaceutical and agricultural chemical intermediates at a cost of $153,426 as we experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives.

SYCI’s headquarters are located in Shouguang City at 2nd Living District, Qinghe Oil Factory, Shouguang City, Shandong Province, China. The company has been certified as ISO9001-2000 compliant and received the Quality Products and Services Guarantee Certificate from China Association for Quality. SYCI has been accredited by Shandong as a Provincial Credit Enterprises and is a Class One supplier for both China Petroleum & Chemical Corporation (“SINOPEC”) and Petro China Company Limited. SYCI has been engaged in product innovation and research and development projects with Shandong University, Shandong Institute of Light Industry, Southeast University and other higher education institutions. SYCI has hired three college professors and three professionals who hold PhD degrees to lead its Research and Development Department.

Segment disclosure

We have three reportable segments:  bromine, crude salt and chemical products.

The amounts set forth below are based upon on an average RMB to USD exchange rates of $0.15482 and $0.14787 during fiscal year 2011 and 2010, respectively.

	Net Revenue by Segment
	Year Ended December 31, 2011		Year Ended December 31, 2010
Segment:		% of total		% of total
Bromine	$107,849,304	65%	$99,211,812	63%
Crude Salt	$15,918,655	10%	$14,971,774	9%
Chemical Products	$41,212,494	25%	$44,151,437	28%
Total sales	$164,980,453	100%	$158,335,023	100%

Segment:	Percentage Increase (Decrease) in Net Revenue from fiscal year 2010 to 2011	Percentage Increase in Net Revenue from fiscal year 2009 to 2010
Bromine	9%	56%
Crude Salt	6%	41%
Chemical Products	(7)%	23%

SCHC’s products sold in metric tons	Year ended December 31, 2011	Year ended December 31, 2010	Percentage Change
Bromine	26,418	33,386	(20.9)%
Crude Salt	355,962	370,437	(3.9)%

SYCI’s products sold in metric tons	Year ended December 31, 2011	Year ended December 31, 2010	Percentage Change
Oil and gas exploration additives	15,208	22,484	(32.4)%
Paper manufacturing additives	3,622	5,130	(29.4)%
Pesticides manufacturing additives	2,849	2,946	(3.3)%
Wastewater treatment chemical additives	120	-	-
	21,799	30,560	(28.7)%

	Income from Operations by Segment
	Year ended December 31, 2011		Year ended December 31, 2010
Segment:		% of total		% of total
Bromine	$37,023,963	67%	$48,474,611	67%
Crude Salt	$7,688,190	14%	11,360,476	16%
Chemical Products	$10,237,586	19%	$12,218,613	17%
Income from operations before corporate costs	$54,949,739	100%	$72,053,700	100%
Corporate costs	$(10,651,281)		$(2,957,467)
Income from operations	$44,298,458		$69,096,233

Year Ended December 31, 2011	Bromine	Crude Salt	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$107,849,304	$15,918,655	$41,212,494	$164,980,453	$-	$164,980,453
Net revenue (intersegment)	2,979,826	-	-	2,979,826	-	2,979,826
Income (loss) from operations before taxes	37,023,963	7,688,190	10,237,586	54,949,739	(10,651,281)	44,298,458
Income taxes	9,373,961	1,466,421	2,562,489	13,402,871	-	13,402,871
Income (loss) from operations after taxes	27,650,002	6,221,769	7,675,097	41,546,868	(10,651,281)	30,895,587
Total assets	160,421,921	51,109,956	46,010,276	257,542,153	785,546	258,327,699
Depreciation and amortization	11,584,237	3,496,310	2,616,892	17,697,439	-	17,697,439
Capital expenditures	34,792,502	20,331,308	1,197,331	56,321,141	-	56,321,141
Write-off / Impairment	3,749,435	2,015,533	1,805,598	7,570,566	-	7,570,566

Year Ended December 31, 2010	Bromine	Crude Salt	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$99,211,812	$14,971,774	$44,151,437	$158,335,023	$-	$158,335,023
Net revenue (intersegment)	3,972,997	-	-	3,972,997	-	3,972,997
Income (loss) from operations before taxes	48,474,611	11,360,476	12,218,613	72,053,700	(2,957,467)	69,096,233
Income taxes	12,943,451	2,040,287	3,071,111	18,054,849	-	18,054,849
Income (loss) from operations after taxes	35,531,160	9,320,189	9,147,502	53,998,851	(2,957,467)	51,051,384
Total assets	128,513,686	39,696,781	38,153,844	206,364,311	356,713	206,721,024
Depreciation and amortization	7,570,660	1,286,253	2,240,236	11,097,149	-	11,097,149
Capital expenditures	19,458,955	13,712,849	7,483,230	40,655,034	-	40,655,034

Sales and Marketing

We have in-house sales staff of 8 persons.  Our customers send their orders to us, usually with cash paid in advance.  Our in-house sales staff then attempts to satisfy these orders based on our actual production schedules and inventories on hand. Many of our customers have a long term relationship with us, and while we expect this to continue due to continuing high demand for mineral products, this relationship could not be guaranteed in the future.

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2011 were Shandong Morui Chemical Company Limited, Shouguang City Rongyuan Chemical Company Limited, Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited, Shouguang Shen Runfa Ocean Chemical Company Limited, Shouguang Weidong Chemical Company Limited and Shandong Yijia Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to these customers who are credit-worthy. We are not aware of any allowances for doubtful debts required for each of the years ended December 31, 2011 and 2010.

During each of the years ended December 31, 2011 and 2010, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $36,117,419 and $33,187,054, respectively, or approximately 33.5% and 33.5% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 12.9% and 13.2%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2011 and 2010, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $11,736,677 and $10,181,361, respectively, or approximately 73.7% and 67.7% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 31.1% and 25.1%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2011 and 2010, sales to our three largest chemical products customers, based on net revenue from such customers, aggregated $17,612,488 and $23,194,994, respectively, or approximately 42.7% and 52.5% of total net revenue from sale of chemical products; and sales to our largest customer represented approximately 25.0% and 26.4%, respectively, of total net revenue from the sale of chemical products.

This concentration of customers for all three segments makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

Principal Suppliers

Our principal external suppliers are Shandong Haihua Chlorine & Alkali Colophony Chemicals Company Limited, Shouguang Hongye Trading Company Limited, Shouguang City Rongguang Trading Company Limited and Zibo Linzi Xinlong Chemical Company Limited.

During each of the years ended December 31, 2011 and 2010, we purchased 59.2% and 84.5%, respectively, of raw materials for our bromine production from three suppliers.

During each of the years ended December 31, 2011 and 2010, we purchased 95.8% and 85.1%, respectively, of raw materials for our chemical products production from three suppliers. Internally, we a portion of the bromine produced, at costs totaling $2,979,826 and $3,973,624, for the years ended December 31, 2011 and 2010, for the production of chemical products.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼   Bromine and Crude Salt

In view of the keen competition and the trend of a decrease in bromine contraction of brine water being extracted in Shouguang City, Shandong Province, in recent years, the Company has announced its intent to access more bromine and crude salt resources by finding new underground brine water resources in Sichuan Province. In 2011, the Company incurred exploration costs in the amount of $7,034,153, in Daying County, Sichuan Province, for the drilling of exploratory wells and their associated facilities in order confirm and measure the natural brine resources. The Company completed the drilling of the first exploratory well in December 2011 and announced in mid-January 2012 that the Company discovered underground brine water resources in Daying County, and it has provided preliminary concentration results after the testing by a third-party independent testing expert. According to the third-party independent testing report, the bromine concentration in the underground brine water resources is 1.53 grams per liter, which is approximately six to seven times higher than the average bromine concentration from its brine water resources at our bromine factories in Shouguang City. The Company expects to continue to cooperate with Daying County in 2012 continue and drilling in order to further determine the total brine water resources reserve and exploitable amount in the area. The Company expects that the capital expenditure required in 2012 to be in a range of $30 million to $40 million and will be funded by a combination of cash on hand, and the issuance of debt or equity securities, including securities issued to the developers.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at the Company’s production facilities, the Company engaged a professional appraisal firm in late October 2011 to reassess the optimal annual production capacity of all of our factory facilities. Based on the appraisal report, the Company’s optimal annual production capacity of bromine and crude salt is 41,547 tons and 861,143 tons, respectively. In order to improve the bromine and crude salt production capacity, the Company will continue to enhance its existing bromine and crude salt production facilities. From March through mid-June 2011, the Company carried out such enhancement projects at a cost of approximately $15.5 million for its crude salt fields in Factories No. 1 (including Branch 1 of Factory No. 1), No. 5 to No. 9 and at a cost of approximately $20.1 million for its extraction wells and transmission channels and ducts in Factories No. 1 to No. 9. Enhancements of protective shells to the crude salt fields, extraction wells and transmission channels and ducts are carried out every 5 to 8 years, depending on the need to do so, that is, when regular repair and maintenance work identifies the replacement needs. The erosion rate of protection shells is affected by different weather conditions and the change in acid components of brine water over time. The Company expects the future enhancement expenditures will be funded by the Company’s cash on hand.

In addition, the Company plans to continue to acquire crude salt fields and bromine properties to increase its production capacity. Prior to 2011, the Company acquired eight such crude salt field and bromine properties at purchase prices totaling $87.4 million in form a combination of cash and shares of our common stock, expanded our overall annual production capacity to 41,547 metric tons of bromine and 861,143 metric tons of crude salt.  In late December 2011, the Company acquired another bromine property for $10 million in cash. This property further expanded our annual production capacity by 3,000 metric tons of bromine. The Company expects that it will continue its acquisition program in 2012 and that these acquisitions will be funded by a combination of cash on hand, and the issuance of debt or equity securities, including securities issued to the sellers.

▼   Chemical Products

In April 2011, SYCI switched the production line for wastewater treatment chemical additives, with carrying value of $8.3 million, to the production of pharmaceutical and agricultural chemical intermediates at a cost of $0.15 million as the Company experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. To expand its chemical production capacity, the Company intends to acquire chemical product producers.  These acquisitions will be funded by a combination of cash on hand, and the issuance of debt or equity securities.

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

We compete with PRC domestic private companies and state-owned companies.  Certain state-owned and state backed competitors are more established and have more control of certain resources in terms of pricing than we do.  We compete in our business based on price, our reputation for quality and on-time delivery, our relationship with suppliers and our geographical proximity to natural brine deposits in the PRC for bromine, crude salt and chemical productions.  Management believes that our stable quality, manufacturing processes and plant capacity for the production of bromine, crude salt and chemical products are key considerations in the awarding of contracts in the PRC.

Our principal competitors in the bromine business are Shandong Yuyuan Group Company Limited, Shandong Haihua Group Company Limited, Shandong Dadi Salt Chemical Group Company Limited and Shandong Haiwang Chemical Company Limited, all of which produce bromine principally for use in their chemicals businesses and sell part of the bromine produced to customers. These companies may switch to selling bromine to the market if they no longer use bromine in their chemical business.

Our principal competitors in the crude salt business are Shandong Haiwang Chemical Company Limited, Shandong Haihua Group Company Limited, Shandong Weifang Longwei Industrial Company Limited, Shandong Yuyuan Group Company Limited and Shandong Caiyangzi Saltworks.

Our principal competitors in the chemical business are Beijing Tianqing Chemical Company Limited, Shandong Weifang Shuangxing Pesticides Company Limited, Zibo Dacheng Pesticides Company Limited, Befar Group Company Limited, China Eastar (Group) Chemical Industry Company Limited and Pecome Technologies Limited.

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

Employees

As of December 31, 2011, we employed approximately 519 full-time employees, of whom about 77% are with SCHC and 21% are with SYCI. Approximately 6% of our employees are management personnel, 3% are sales and procurement staff.  11% of our employees have a college degree or higher. None of our employees is represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 17% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 26% of the average monthly salary. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $431,428 for fiscal year 2011.

Research and Development

On September 6, 2007, SYCI and East China University of Science and Technology formally opened a Co-Op Research and Development Center. The research center is equipped with state of the art chemical engineering instruments for the purpose of pursuing targeted research and development of new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. Professor Ji of East China University is the Center’s manager. He will provide his expertise in chemical applications and medicine engineering. All research findings and patents developed by this Center will belong to Gulf Resources. At the outset, SYCI agreed to make an annual payment of $500,000 to the center through the original expiration date of June 14, 2012.  On June 7, 2011, the Company and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for the Company.

The Company completed the research, the testing of manufacturing routine and samples, and started normal production for the new production line of wastewater treatment additives in April 2011. However, the Company switched the aforesaid production line to the production of pharmaceutical and agricultural chemical intermediates in mid-June 2011 as the Company experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. The research and development expense incurred for the new production line of wastewater treatment additives from outside parties and the consumption of bromine produced by the Company during the year ended December 31, 2011 were $56,286 and $105,739, respectively.

Available Information

We make available free of charge on or through our internet website, www.gulfresourcesinc.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not intended to be incorporated into this Annual Report on Form 10-K.

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

Mr. Ming Yang, our Chairman and a substantial shareholder, has potential conflicts of interest with us, which may adversely affect our business.

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

For the year ended December 31, 2011, we incurred exploration costs in the amounts of $7,034,153 in Sichuan province, PRC, for the drilling of exploratory wells and their associated facilities in order to confirm and measure the natural brine resources in the area of drilling. Although we announced that we have discovered underground brine water resources in Daying County with high concentration, to date there has be no bromine produced from the brine water resources in Sichuan province. We cannot be certain that that there will be sufficient brine water resources reserve and exploitable amount in the brine water in the area where we are drilling in Sichuan province to make the production of bromine there feasible. In addition, we cannot be certain that the local authorities in Sichuan province will issue a mining permit to us. As a result of these uncertainties, we cannot assure you that there will be a return on our investment in such exploration costs.

Risks Related to Doing Business in the People's Republic of China.

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

-	We are subject to comprehensive regulation by the PRC legal system, which is uncertain. As a result, it may limit the legal protections available to you and us and we may not now be, or remain in the future, in compliance with PRC laws and regulations.

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

-	Issues associated with increased rate of inflation as a result of economic reform

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

-	Fluctuations in the value of the RMB may reduce the value of your investment

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

-	Failure of our PRC resident shareholders to comply with regulations on foreign exchange registration of overseas investment by PRC residents could cause us to lose our ability to contribute capital to SCHC and remit profits out of the PRC as dividends

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

-	We may be treated as a resident enterprise for PRC tax purposes under the currently effective EIT Law, which may subject us to PRC income tax on our taxable global income

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

-	Restricted power supply could disrupt our production and have an adverse effect on our business, financial position and results of operations

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

We may have to reduce our bromine production volumes based on guidelines issued by the Shouguang Bromine Professional Association.

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

In recent years, we have been able to extract less bromine from brine water during the production process due to a decrease in the bromine concentration of brine water being extracted. In an effort to address this issue, we carried out enhancement projects to our extraction wells in June 2011 by increasing the depth of our brine water wells to extract brine water from a lower second layer which we believe will have a higher bromine concentration. However, we can not be certain that this will improve the bromine yield from our production facilities in the long run. If we are not able to improve the bromine yield at our production facilities or if the bromine concentration in the brine water we extract continues to decline, our business, financial condition and results of operations could be adversely affected.

Taking of leased land by the Chinese government could disrupt our production facilities and capacity, and have a material adverse effect on our business, financial position and results of operations.

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

Lack of management control by purchasers of our common stock

As of the date of this report, Mr. Ming Yang, our chairman and former chief executive officer, and his affiliates, beneficially owned approximately 38.6% of our common stock. As a result of this concentration of ownership, our public stockholders, acting alone, may not have the ability to influence the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our Company that may be desirable for our stockholders, and may limit the price that investors are willing to pay for our common stock.

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

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties .

FIGURE 2.1 - REGIONAL MAP OF MINING PROPERTIES

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

We do not own any land, though we do own some of the buildings on land we lease. Our executive offices are located in China at Chenming Industrial Park, Shouguang City, Shandong Province, People's Republic of China, which also is the headquarters of SCHC. These offices are located on approximately 17,342 square meters of land owned by Shouguang City Wo Pu Town Ba Mian He Village. The lease for the land expires on November 1, 2054. The annual rent for the land is RMB4,000, or approximately US$619. The building on this land has approximately 3,335 square meters of usable space and is owned by SCHC.

SYCI's headquarters are located in the 2nd Living District, Shouguang City, Shandong Province, People's Republic of China. SYCI's headquarters are located on approximately 18,768 square meters of land owned by Shouguang City Houxin village. There are three buildings owned by SYCI located on the property. Two of the buildings are operational plants of steel structure with an aggregate of approximately 1,560 square meters of production space and a total of 4,000 square meters for pump rooms, boiler rooms, finished products and raw materials storage. The third building is primarily for administration and has approximately 795 square meters.   The company has a 50 year lease on the land from April 1, 1998 to March 31, 2048 at an annual rent of RMB4,000 or $619.

The Company operates its bromine and crude salt production facilities through its wholly-owned subsidiary SCHC.  SCHC has land use rights to one property (10,790 square meters, or approximately 3 acre) as bromine production area for Factory No. 1 and land lease contracts to nine properties (approximately 25,086 acre), totaling nearly 25,089 acre, located on the south bank of Laizhou Bay on the Shandong Peninsula of the People’s Republic of China (“China”).  Each of the properties is accessible by road. The Yiyang railway line is within 50 kilometers and the Yangkou port is five kilometers away.

Each of the ten properties contains natural brine deposits which are extracted through wells and are used to extract bromine and produce crude salt. Bromine is a simple molecular element which is produced by extracting the bromine ion from natural brine. Crude salt is sodium chloride.  Bromine is an important chemical raw material in flame retardants, fire extinguishing agents, refrigerants, photographic materials, pharmaceuticals, pesticides, and oil and other industries.  Crude salt, also known as industrial salt, is used in a wide range of chemical industries, is the major raw material in the soda and chlor-alkali industries and can be widely used in agricultural, animal husbandry, fisheries and food processing industries.  Crude salt is also the main raw material for edible salt.

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

All of our bromine and crude salt production facilities have been authorized by the local land and resources departments, of which Factories No. 1 to No. 4 are included under a single permit, which was originally issued in January 2005.  For Factories No. 5 to No. 10, the related mining permit applications are under review by the local land and resources departments, nevertheless we have obtained written consent from the local land and resources department to commence the production for Factories No. 5 to No. 9.   In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

Factories No. 1 to No. 9 are in their production stage and operates bromine extraction and crude salt production facilities. The facilities each include wells, which are used to extract natural brine from underground, natural brine transmission pipelines, natural brine storage reservoirs, bromine refining equipment, wastewater transport pipes, and drying brine drying pans. For the newly acquired Factory No. 10, the assets and facilities are now under repair and adjustments, the Company expected to resume the production by the end of first quarter 2012.

The equipment and facilities described above were constructed within three months after the acquisition of each of our respective properties using the latest technology and equipment and do not currently require modernization.  Because bromine is a highly corrosive liquid, the equipment undergoes inspection and maintenance each year, especially the subaqueous pumps which need to be regularly inspected and maintained or replaced. Also, enhancement works for certain protective shells to the crude salt fields, extraction wells and transmission channels and ducts are carried out every 5 to 8 years, depends on the erosion rate, which is affected by different weather conditions and the change in acid components of brine water over time.

As of December 31, 2011, the Company had invested approximately $87.6 million in its ten production factories and facilities, paid approximately $6.7 million in prepaid land lease payments and mineral rights, and incurred approximately $32.5 million in enhancement works for protection shells to crude salt fields (approximately 12.4 million), extraction wells (approximately 12.4 million) and transmission channels and ducts (approximately $7.7 million). None of the existing extraction wells were impaired or in need of replacement as a result of the enhancement work. However, certain eroded protection shells for crude salt fields and transmission channels and ducts, with net carrying value of $1,632,004 (original cost of $1,939,288) and $1,315,476 (original cost of $2,274,700), respectively, were replaced and impaired in 2011 as part of our enhancement work. In light of the increased labor and raw materials costs of construction projects in recent years, the cost to replace those eroded parts increased the overall cost of the enhancement project to its current level.

As mentioned hereinbefore, the expected life of protective shells for the crude salt fields, extraction wells and transmission channels and ducts are 5 to 8 years. When we acquired production factories No. 2 to 9, their protective shells for crude salt fields, extraction wells and transmission channels and ducts were already under a certain degree of corrosion. In 2011, we decided to carry out large scale enhancement work to replace all these protective shells within a four year timeframe. The priority of the enhancement work depends upon the rate of corrosion at each factory. The enhancement work for all of our crude salt fields’ protective shells was completed in 2011, and the Company is not expected to carry out such enhancement works to the fields during the course of the next 5 years. The tables below demonstrate the schedule for each factory’s enhancement work to extraction wells and transmission channels and ducts in the next three years.

Extraction wells

		Enhancement work timetable
Production facilities in:	Total no. of wells	% completed by end of 2011	To be done in 2012	To be done in 2013	To be done in 2014	Expected costs for each year of 2012 to 2014 (in $’000)
Factory No. 1	1,865	39%	21%	20%	20%	$3,440
Factory No. 2	825	42%	20%	19%	19%	1,460
Factory No. 3	755	41%	20%	20%	19%	1,358
Factory No. 4	672	56%	15%	15%	14%	898
Factory No. 5 and No. 7	1,368	50%	17%	17%	16%	2,079
Factory No. 6	694	63%	13%	12%	12%	786
Factory No. 8	630	63%	13%	12%	12%	700
Factory No. 9	409	86%	5%	5%	4%	177
Subdivision of Factory No. 1	480	-	34%	33%	33%	1,461
Total	7,698	47%	18%	18%	17%	$12,360

Transmission channels and ducts

		Enhancement work timetable
Production facilities in:	Length of ducts and channels (in meters)	% completed by end of 2011	To be done in 2012	To be done in 2013	To be done in 2014	Expected costs for each year of 2012 to 2014 (in $’000)
Factory No. 1	12,930	55%	15%	15%	15%	$730
Factory No. 2	6,230	38%	21%	21%	20%	700
Factory No. 3	4,650	34%	22%	22%	22%	620
Factory No. 4	5,030	37%	21%	21%	21%	580
Factory No. 5 and No. 7	11,590	33%	23%	22%	22%	1,630
Factory No. 6	6,350	47%	18%	18%	17%	500
Factory No. 8	8,090	32%	23%	23%	22%	1,160
Factory No. 9	6,920	22%	26%	26%	26%	1,710
Total	61,790	36%	22%	21%	21%	$7,630

In addition, the Company estimates that it will invest approximately $20 million in enhancement projects to our extraction wells and transmission channels and ducts in Factory No. 1 to 9 in each of the 2012 to 2014. The Company also estimates that equipment maintenance will cost approximately $1.5 million in 2012, which is higher than the cost incurred in 2011 in view of the increased no. of factories and crude salt fields we owned and increasing level of wages and salaries and the cost of equipment’s spare parts.

Each of the ten bromine production facilities is provided with electricity and water by local government utilities.

Following is a description of the land use and mineral rights related to each of the ten properties held by SCHC as of December 31, 2011.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2011	42.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2011	41 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 3 – Yangdonghua
Area	2,318 acres
Date of Acquisition	June 8, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2011	40.3 Years
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	RMB111,317
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 4 – Liuxingji
Area	2,310 acres
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2011	42.83 Years
Annual Rent	RMB139,255
Prior Fees Paid For Land Use Rights	RMB6.5 million
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 5 – Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2011	43 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 6 – Yangxiaodong
Area	2,641 acres
Date of Acquisition	January 8, 2008
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
The number of remaining years to expiration of the of the land lease as of December 31, 2011	43.5 Years
Prior Fees Paid for Land Use Rights	RMB9.1 million
Annual Rent	RMB191,295
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2011	47.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2011	47.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2011	48.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,000
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2011	10.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Leased Facility

On November 5, 2010, SCHC entered into a Lease Contract (the “Lease Contract”) with State-Operated Shouguang Qingshuibo Farm (the “Lessor”). Pursuant to the Lease Contract, SCHC shall lease certain property with an area of 3,192 square meters (or 0.8 acres) or and buildings adjacent to the Company’s Factory No. 1.  There are currently non-operating bromine production facilities on the property which have not been in production for more than 12 months.  The annual lease payment for the Property is RMB 5 million, approximately $794,550, per year and shall be paid by SCHC no later than June 30th of each year.  The term of the Lease Contract is for twenty years commencing from January 1, 2011 and the Lease Contract may be renewed by SCHC for an additional twenty year period on the same terms.  The Lessor has agreed to permit SCHC to reconstruct and renovate the existing bromine production facilities on the property.

The chart below represents the annual production capacity and annualized utilization ratios for our bromine producing properties currently leased by the Company, which are all located in Shouguang City, Shandong Province, China.  There are no proven and probable reserves located on our properties.

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2011 Utilization Ratio	2010 Utilization Ratio	2009 Utilization Ratio
Factory No. 1	-	6,442	6,681	94%	79%	97%
Factory No. 2	April 7, 2007	1,846	4,844	59%	73%	81%
Factory No. 3	June 8, 2007	2,318	4,701	63%	79%	88%
Factory No. 4	October 26, 2007	2,310	3,801	45%	77%	94%
Factory No. 5 and Factory No. 7 *	October 25, 2007/ January 7, 2009	3,776	6,986	75%	82%	81%
Factory No. 6	January 8, 2008	2,641	4,539	64%	72%	79%
Factory No. 8	September 7, 2009	2,723	4,016	66%	79%	10%
Factory No. 9	June 7, 2010	759	2,793	71%	82%	-
Subdivision of Factory No. 1	January 1, 2011	1	3,186	34%	-	-
Factory No. 10	December 22, 2011	1,700	3,000	-	-	-

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

#	Except for Factory No. 10, which was acquired after the assessment performed, annual production capacities for other factories were reassessed by Grant Sherman Appraisal Limited on October 28, 2011.

Each of the properties described above was not in operation when the Company acquired the asset.  The owners of each of the properties did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to Factory No. 2, the property had not been operational for nine months; with respect to Factory No. 3, the property had not been operational for eleven months; with respect to Factory No. 4 and No. 5, the property had not been operational for fifteen months; and with respect to Factory No. 6, the property had not been operational for eighteen months; with respect to Factory No. 7, the property had not been operational for thirteen months; with respect to Factory No. 8, the property had not been operational for fourteen months; and with respect to Factory No. 9 and No. 10, the assets had not been operational for six months.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last three years.

	2011			2010			2009
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	6,304	6,353	26,372	9,598	9,492	20,018	11,680	11,659	12,583
Factory No. 2	2,857	2,857	26,326	3,655	3,642	20,558	4,052	4,054	12,637
Factory No. 3	2,984	2,960	26,313	3,782	3,779	20,282	4,255	4,237	12,459
Factory No. 4	1,712	1,652	27,972	3,544	3,545	20,032	4,335	4,327	12,744
Factory No. 5 and Factory No. 7 *	5,243	5,261	26,566	6,621	6,581	19,800	6,488	6,470	12,685
Factory No. 6	2,884	2,886	26,526	3,491	3,448	19,902	3,802	3,788	12,581
Factory No. 8	2,664	2,677	26,150	3,268	3,242	19,905	420	395	15,356
Factory No. 9	1,970	1,999	26,181	1,023	943	22,759	-	-	-
Subdivision of Factory No. 1	543	518	23,372	-	-	-	-	-	-
Total	27,161	27,163		34,982	34,672		35,032	34,930

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last three years.

	2011			2010			2009
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	6,830	6,102	291	9,460	9,382	260	9,911	19,737	213
Factory No. 2 #	42,500	32,066	291	-	-	-	-	-	-
Factory No. 5 and Factory No. 7 *	130,370	123,525	289	156,100	146,373	300	195,318	180,347	172
Factory No. 6	56,000	57,856	288	94,300	100,278	282	112,000	143,800	194
Factory No. 8	71,750	80,625	290	121,484	104,521	278	17,840	12,955	264
Factory No. 9	53,400	55,788	294	30,300	9,882	310	-	-	-
Total	360,850	355,962		411,644	370,437		335,069	356,839

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

#  Factory No. 2 commenced the production of crude salt in 2011 after the acquisition of a nearby crude salt field in late December 2010.

The following table shows the chemical products produced and sold for our SYCI’s production facilities and the weighted average price received for all products sold for the last three years.

	2011			2010			2009
Chemical Products	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Oil and gas exploration additives	15,233	15,208	11,170	22,626	22,484	9,663	21,467	21,532	8,896
Paper manufacturing additives	3,618	3,622	8,506	5,145	5,130	7,564	4,265	4,264	7,977
Pesticides manufacturing additives	2,848	2,849	21,891	2,952	2,946	14,452	1,423	1,422	13,804
Wastewater treatment chemical additives	120	120	29,026	-	-	-	-	-	-
Total	21,819	21,799		30,723	30,560		27,155	27,218

Item 3. Legal Proceedings.

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the “Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, which is now captioned Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011.  Lead plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company.  The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount. On November 7, 2011, the Company filed a motion to dismiss the amended complaint. On December 30, 2011, lead plaintiffs filed an opposition to the Company’s motion to dismiss the amended complaint. The Company filed a reply in further support of its motion to dismiss on February 6, 2012. In response to the Company’s reply in further support of its motion to dismiss, lead plaintiffs filed an objection on February 17, 2012, to certain documents filed by the Company in support of its motion to dismiss. The Company opposed the objection on February 22, 2012, to which lead plaintiffs replied in further support of their objection on February 23, 2012. The Court has not yet ruled on the motion to dismiss nor the objections raised by lead plaintiffs. The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses from this litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is listed for trading on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GURE”. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High	Low
2012
First Quarter (through March 9)	$3.13	$1.79

2011
First Quarter	$10.56	$5.52
Second Quarter	$6.03	$2.66
Third Quarter	$4.27	$1.64
Fourth Quarter	$2.54	$1.64

2010
First Quarter	$14.74	$9.37
Second Quarter	$11.85	$8.06
Third Quarter	$9.40	$6.33
Fourth Quarter	$11.80	$7.94

Holders

As of March 9, 2012, our common stock was held of record by approximately 39 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2011 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	893,000	$5.50	2,960,018
Total	893,000	$5.50	2,960,018

Stock Price Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s shares of common stock with the cumulative total shareholder return of (i) the NASDAQ Composite Index and (ii) S&P Chemicals Index.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	PERIOD/YEAR ENDING
COMPANY/INDEX	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Gulf Resources, Inc.	$100.00	$414.80	$44.45	$431.84	$395.92	$66.29
NASDAQ Composite Index	$100.00	$109.83	$65.30	$93.96	$109.10	$107.87
S&P Chemicals Index	$100.00	$124.05	$72.25	$101.73	$121.15	$116.99

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

The authorization for the stock purchase program expired on September 22, 2011. As a result the fourth quarter of our fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2011 in our Reports on Form 10-Q or Form 8-K, as applicable.

Item 6. Selected Financial Data.

You should read the following selected financial data together with our financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the statements of operations data for each of the three years ended December 31, 2009, 2010 and 2011 and the balance sheets data as of December 31, 2010 and 2011 from the audited financial statements contained in Item 8 of Part II of this Form 10-K. The selected balance sheet data as of December 31, 2007, 2008 and 2009 and the statement of operations data for the year ended 2007 and 2008 have been derived from the audited financial statements for such years not included in this Form 10-K.

The historical financial information set forth below may not be indicative of our future performance and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and notes to those statements included in Item 7 of Part II and Item 8 of Part II, respectively, of this Annual Report on Form 10-K.

	Years Ended December 31,
(In Thousands, Except per Share Amounts)	2011	2010	2009	2008	2007
Statement of Operations Data:
Net revenue	$164,980	$158,335	$110,277	$87,488	$54,248
Gross profit	$75,442	$78,080	$47,579	$33,957	$22,140
Included in operating expenses:
Research and development cost	$(399)	$(2,200)	$(500)	$(515)	$(268)
Exploration costs (1)	$(7,034)	$-	$-	$-	$-
Write-off / Impairment on property, plant and equipment (2)	$(7,571)	$-	$-	$-	$-
Other operating income (expenses) (3)	$1,821	$224	$-	$(4)	$98
General and administrative expenses (3)(4)	$(17,874)	$(6,871)	$(5,345)	$(2,865)	$(1,847)
Income from operations	$44,298	$69,096	$41,712	$30,573	$20,122
Net income	$30,953	$51,283	$30,591	$22,395	$12,233
Earnings per share – Basic and Diluted	$0.89	$1.48	$1.00	$0.90	$0.51
Weighted Average Number of Shares – Basic (’000)	34,661	34,615	30,699	24,917	24,172
Weighted Average Number of Shares – Diluted (’000)	34,674	34,675	30,702	24,917	24,172

	As of December 31,
(In Thousands, Except per Share Amounts)	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$78,576	$68,494	$45,537	$30,878	$10,773
Working capital	$93,338	$79,763	$51,667	$24,669	$1,150
Total assets	$258,328	$206,721	$146,423	$89,359	$46,329
Capital leases (including current portion) (5)	$3,226	$-	$-	$-	$-
Notes and loan payable (including current portion)	$-	$-	$-	$22,987	$11,654
Total debt (including current maturities)	$15,215	$14,036	$12,040	$36,890	$19,861
Stockholders' equity	$243,113	$192,685	$134,383	$52,469	$26,468

(1)	Exploration costs for the year ended December 31, 2011 represents the drilling of exploratory wells and their associated facilities in Sichuan Province, PRC, for searching of natural brine resources. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exploration costs, Item 7.)

(2)	We made certain impairment on and write-off to our property, plant and equipment in second quarter of 2011. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Write-off/Impairment on property, plant and equipment, Item 7.)

(3)	Other operating income (expenses) in relation to sales of wastewater and gain or loss on disposal of property, plant and equipment for the years ended December 31, 2010, 2009, 2008 and 2007 has been reclassified from “Other Income (Expenses)” after “Income from Operations” to “Operating Expenses/Income” for sales of wastewater and gain on disposal of property, plant and equipment and “General and Administrative Expenses” for loss on disposal of property, plant and equipment to conform with 2011’s presentation and for comparability purposes.

(4)	General and administrative expenses for the years ended December 31, 2011, 2010, 2009 and 2007 included stock-based compensation expense of $7.5 million, $1.3 million, $2.0 million and $0.1 million, respectively, related to employees stock options. Mineral resources compensation fees of $1.2 million and $1.3 million, previously included in general and administrative expenses, for years ended December 31, 2009 and 2008 has been reclassified to costs of sales to conform with current year’s presentation and for comparability purposes.

(5)	We acquired certain property, plant and equipment under capital lease in 2011. (See further discussion in “Note 6 – Property, Plant and Equipment under Capital Leases, Net” and “Note 10 – Capital Lease Obligations” in the accompanying audited consolidation financial statement, Item 8.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company which conducts operations through our wholly-owned China subsidiaries.  Our business is conducted and reported in three segments, namely, bromine, crude salt and chemical products.

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

RESULTS OF OPERATIONS

Year ended December 31, 2011 as compared to year ended December 31, 2010

	Years ended
	December 31, 2011	December 31, 2010	% Change
Net Revenue	$164,980,453	$158,335,023	4%
Cost of Net Revenue	$(89,538,212)	$(80,254,759)	12%
Gross Profit	$75,442,241	$78,080,264	(3)%
Sales, Marketing and Other Operating Expense	$(86,936)	$(136,364)	(36)%
Research and Development Costs	$(398,842)	$(2,200,291)	(82)%
Exploration Costs	$(7,034,153)	$-	-
Write-off / Impairment on property, plant and equipment	$(7,570,566)	$-	-
General and Administrative Expenses	$(17,874,296)	$(6,871,091)	160%
Other Operating Income	$1,821,010	$223,715	714%
Income from Operations	$44,298,458	$69,096,233	(36)%
Other Income, Net	$57,173	$241,936	(76)%
Income before Taxes	$44,355,631	$69,338,169	(36)%
Income Taxes	$(13,402,871)	$(18,054,849)	(26)%
Net Income	$30,952,760	$51,283,320	(40)%

Net Revenue     Net revenue for the fiscal year 2011, was $164,980,453, representing an increase of $6,645,430 or 4% over the same period in 2010. This increase was primarily attributable to (i) the growth in our bromine segment, in which revenue increased from $99,211,812 for the fiscal year 2010 to $107,849,304 for the same period in 2011, an increase of approximately 9%; and (ii) the strong growth in our crude salt segment, in which revenue increased from $14,971,774 for the fiscal year 2010 to $15,918,655 for the same period in 2011, an increase of approximately 6%. The increase in net revenue was partially offset by the decrease in our chemical products segment, in which net revenue decreased from $44,151,437 for fiscal year 2010 to $41,212,494 for fiscal year 2011, a decrease of approximately 7%.

	Net Revenue by Segment				2011 vs. 2010
	Year Ended		Year Ended		Percent Change
	December 31, 2011		December 31, 2010		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$107,849,304	63%	$99,211,812	63%	9%
Crude Salt	$15,918,655	9%	$14,971,774	9%	6%
Chemical Products	$41,212,494	28%	$44,151,437	28%	(7)%
Total sales	$164,980,453	100%	$158,335,023	100%	4%

	Years Ended December 31		Percentage Change
Bromine and crude salt segments product sold in tonnes	2011	2010	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	26,418	33,386	(37.4)%
Crude Salt	355,962	370,437	(3.9)%

	Years Ended December 31		Percentage Change
Chemical products segment sold in tonnes	2011	2010	Increase/(Decrease)
Oil and gas exploration additives	15,208	22,484	(32.4)%
Paper manufacturing additives	3,622	5,130	(29.4)%
Pesticides manufacturing additives	2,849	2,946	(3.3)%
Wastewater treatment chemical additives	120	-	-
	21,799	30,560	(28.7)%

Bromine segment

The increase in net revenue from our bromine segment was mainly due to the increase in the average selling price of bromine. The average selling price of bromine increased from $2,972 per tonne for fiscal year 2010 to $4,082 per tonne for the same period in 2011, an increase of 37%. The increase in the average selling price was a result of (i) strong demand in the China market following the recovery of business and economic conditions and reforms in the medical industry in China, and (ii) expansion of bromine applications in a variety of industries. However, we noted that the effect of the increase in the average selling price was diminished due to the macro-economic tightening policy imposed by the PRC government which weakened the demand of bromine beginning in the second half of 2011. The average selling of bromine decreased from a high in the first quarter of 2011 ($4,596 per tonne) to the lowest in the third quarter of 2011 ($3,597 per tonne), and kept stable in the fourth quarter of 2011 ($3,716 per tonne). We expect the average selling price of bromine will remain at current levels (around $3,716 per tonne) through the first half of 2012 should the PRC government’s macro-economic tightening policy remain in place.

The favorable effect of the increase in the average selling price of bromine was almost offset by a decrease in the sales volume of bromine from 33,386 tonnes for fiscal year 2010 to 26,418 tonnes for fiscal year 2011, a decrease of approximately 37%. Despite an increase in the number of our bromine production plants in recent years, sales volume of bromine decreased. The reasons for the decrease in the sales volume of bromine was mainly attributable to (i) the drop in overall demand for bromine as a result of the recent macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy; (ii) less bromine being extracted from brine water during the production process due to the trend of a decrease in the bromine concentration of brine water being extracted at our facilities; and (iii) the suspension of operations of our original Factory No. 4 in early July 2011 to cooperate with the demolition of the factory and construction of new factory, which resumed normal production in late November 2011. The table below showed the changes in the average selling price of bromine and changes in the sales volume of bromine for fiscal year 2011 from 2010.

Fiscal Year
Increase / (Decrease) in net revenue of bromine as a result of:	2011 vs. 2010
Increase in average selling price	$33,215,942
Decrease in sales volume	$(24,578,450)
Total effect on net revenue of bromine	$8,637,492

In an effort to address the trend of a decrease in the bromine concentration of brine water being extracted at our facilities, we carried out enhancement projects to our extraction wells in June 2011 by increasing the depth of our brine water wells to extract brine water from a lower second layer which we believe will have a higher bromine concentration. Yet, the result of the enhancement projects was not reflected in fiscal year 2011 as the overall demand of bromine decreased due to the macro-economic tightening policy imposed by the PRC government.

Crude salt segment

The increase in net revenue from our crude salt segment was mainly due to the increase in the average selling price of crude salt. The average selling price of crude salt increased from $40.42 per tonne for fiscal year 2010 to $44.72 per tonne for fiscal year 2011, an increase of 11%. The increase in the average selling price was a result of increased demand for crude salt and the increase in our production capacity was a result of the additional crude salt field we acquired in late 2010.

The favorable effect of the increase in the average selling price of crude salt was partially offset by a decrease in the sales volume of crude salt from 370,437 tonnes for fiscal year 2010 to 355,962 tonnes for fiscal year 2011, a decrease of approximately 3.9%. The decrease in average selling price was a result of the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which decreased the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries. The decrease in sales volume also was a result of the decrease in sales volume of bromine in fiscal year 2011, which reduced the wastewater available for the production of crude salt. The table below shows the changes in the average selling price and changes in the sales volume of crude salt for fiscal year 2011 from 2010.

Fiscal Year
Increase / (Decrease) in net revenue of crude salt as a result of:	2011 vs. 2010
Increase in average selling price	$1,563,056
Decrease in sales volume	$(616,175)
Total effect on net revenue of crude salt	$946,881

Despite the above increasing factor, we noted a trend of decrease in the average selling price of crude salt for fiscal year 2011. The average selling price decreased from $50.10 per tonne in the first quarter of 2011 to $37.67 per tonne in the fourth quarter of 2011. We expect the average selling price of crude salt will remain at current levels through the first half of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Chemical products segment

	Product Mix of Chemical Product Segment				2011 vs. 2010
	Year Ended		Year Ended		Percent Change
	December 31, 2011		December 31, 2010		of Net Revenue
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$26,234,497	64%	$32,110,313	73%	(18)%
Paper manufacturing additives	$4,762,221	12%	$5,738,893	13%	(17)%
Pesticides manufacturing additives	$9,679,768	23%	$6,302,231	14%	54%
Wastewater treatment chemical products	536,008	1%	-	-	-
Total sales	$41,212,494	100%	$44,151,437	100%	(7)%

Revenues from our chemical products segment decreased from $44,151,437 for fiscal year 2010 to $41,212,494 for fiscal year 2011, a decrease of approximately 7%. The decrease was mainly attributable to the drop in demand for our oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within our chemical products segment and contributed $26,234,497 (or 64%) and $32,110,313 (or 73%) of our chemical segment revenue for fiscal years 2011 and 2010, respectively, a decrease of $5,875,816, or 18%. Net revenue from our agricultural intermediates increased from $6,302,231 for fiscal year 2010 to $9,679,768 for fiscal year 2011, an increase of approximately 54%. We believe that as result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, the overall demand for chemical products was reduced, which resulted in a decrease in our volume of chemical products sold. The sales volume of chemical products decreased by 29% from 30,560 tonnes for fiscal year 2010 to 21,799 tonnes for fiscal year 2011.

However, the effect of the decrease in net revenue from our chemical products segment was partially offset by the increase in the average selling price for all of our chemical products due to the continuing high level of oil prices. The average selling price per tonne for our chemical products increased by a range of 18% (paper manufacturing additives) to 59% (pesticides manufacturing additives) for fiscal year 2011 as compared with fiscal year 2010. In particular, the PRC government continued to support expansion of agricultural related products, which supported the growth in sales of our pesticides manufacturing additives. Also, in June 2011 we stopped production of our wastewater treatment chemical additive and in July we successfully converted the production equipment from this wastewater treatment chemical additive to pharmaceutical and agricultural chemical additives which have higher profit margins. The table below shows the changes in the average selling price and changes in the sales volume of our major chemical products, other than wastewater treatment chemical additive, for fiscal years 2011 and 2010.

Increase / (Decrease) in net revenue of major chemical products, for fiscal year 2010 vs. 2011, as a result of:	Oil and Gas Exploration Additives	Paper Manufacturing Additives	Pesticides Agricultural Additives	Total
Increase in average selling price	$5,595,675	$858,184	$3,647,206	$10,101,065
Decrease in sales volume	$(11,471,491)	$(1,834,856)	$(269,669)	$(13,576,016)
Total effect on net revenue of chemical products	$(5,875,816)	$(976,672)	$3,377,537	$(3,474,951)

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2011		December 31, 2010		Net Revenue
Segment		Percent of total		Percent of total
Bromine	$56,468,761	61%	$48,530,822	61%	16%
Crude Salt	$4,776,283	4%	$3,295,841	4%	45%
Chemical Products	$28,293,168	35%	$28,428,096	35%	(0)%
Total Cost of Net Revenue	$89,538,212	100%	$80,254,759	100%	12%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $89,538,212 for fiscal year 2011, an increase of $9,283,453 (or approximately 12%) compared to fiscal year 2010. The increase was primarily due to the increase in the purchase price of raw materials, depreciation and amortization of manufacturing plant and machinery, mineral resource compensation fees paid for extraction of brine water in our bromine segment and price adjustment fund imposed by the local PRC government to our bromine and crude salt segments.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for our all of our bromine producing properties:

	Annual Production Capacity		Utilization Ratio *
	(in tonnes)
Fiscal Year 2010	46,300	#	79%
Fiscal Year 2010, adjusted (included factory acquired in early 2011)	49,500	#	79%
Fiscal Year 2011	41,547	#	67%
Variance of Fiscal Year 2010 (adjusted) vs. 2011	(7,953)		(12)%

# Annual production capacities for 2010 were estimated by management, and the annual production capacity for 2011 was extracted from an appraisal report carried out by an international appraisal firm, Grant Sherman Appraisal Limited, in October 2011.

* Utilization ratio is calculated based on the annualized actual production volume in tonnes for the year divided by the annual production capacity in tonnes.

Since 2007, we continued to acquire bromine properties to increase the production capacity to meet demand. However, the cost of obtaining additional production capacity in recent years increased significantly due to the limited availability of suitable bromine facilities. Prior to 2009, we acquired production facilities at costs of approximately $34.6 million (or $1,460 per ton production capacity), with annual production capacity increased by 23,700 tons (from initially 12,000 tons). In 2009 and 2010, we acquired further production facilities at costs of approximately $27.5 million and $13.9 million for additional 7,600 tons (or $3,620 per ton production capacity) and 3,000 tons (or $4,630 per ton production capacity) annual production capacity, respectively.

In 2011, we acquired another facility and incurred capital improvement for bromine and crude salt production in 2011 at costs of $6.2 million with additional bromine annual production capacity of 3,200 tons (or $1,930 per ton production capacity). The cost per ton production capacity acquired in 2011 is comparatively lower than the factories acquired prior to 2011 because the term of lease for the newly acquired facility only lasts for 20 years, where the lease term for factories acquired before 2011 were all 50-year lease terms. The latest acquired cost per ton production capacity would be increased to $4,825 if the lease term would have been 50 years.

In view of the recent trend of a decrease in bromine concentration of brine water being extracted in Shandong areas, we determined that the existing annual production capacity information previously estimated by the management at the time of acquisition of the respective factory may not accurately reflect the current production and information available. As a result, we hired an international appraisal firm, Grant Sherman International Limited, to reassess all of our bromine facilities in October 2011 and concluded that our optimal annual production capacity in given our current situation was 41,547 tons, a decrease of 7,953 tons annually as compared to the annual production capacity in 2010, which included additional 3,200 tons’ production capacity acquired in early 2011. The decrease in our overall annual bromine production capacity was mainly attributable to (1) active aging of bromine facilities, in particular, certain protective shells for the crude salt fields, extraction wells and transmission channels and ducts, which increased the leakage rate and directly reduced the volume of brine water available to flow into the bromine production cycle, and (2) a trend of decrease in the bromine concentration of brine water being extracted from our existing extraction wells.

In order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we decided to carry out large scale enhancement work to replace all the eroded protective shells within a four year timeframe, which work commenced in the second quarter of 2011. The priority of the enhancement work depends upon the rate of corrosion at each factory. In fiscal year 2011, we incurred costs of $32.5 million for such enhancement projects, which included (1) drilling certain existing extraction wells into deeper underground for higher bromine concentration of brine water at a cost of approximately $12.4 million, and (2) replacing certain eroded protective shells to the crude salt fields, and transmission channels and ducts with new ones at costs of approximately $12.4 million and $7.7 million. The enhancement work for all of our crude salt fields’ protective shells was completed in 2011, and the Company is not expected to carry out such enhancement works to the fields during the course of the next 5 years.

The table below summarizes the schedule for enhancement work to the protective shells to extraction wells and transmission channels and ducts in the next three years.

		Enhancement work timetable
to:	Total no. of wells / length of channels and ducts	% completed by end of 2011	To be done in 2012	To be done in 2013	To be done in 2014	Expected costs for each year of 2012 to 2014 (in $’000)
Extractive wells	7,698 wells	47%	18%	18%	17%	$12,360
Protective shells for transmission channels and ducts	61,790 meters	36%	22%	21%	21%	7,630
						$19,990

The optimal annual bromine production capacity of 41,547 tons for 2011, as reassessed by the international appraisal firm in October 2011, only partially reflected the enhancement work for the extraction wells, protective shells for transmission channels and ducts performed in the second quarter of 2011. Nevertheless, our annual production capacity still recorded a decrease of 7,953 tons as compared with management’s prior estimates. Although this decline is not insignificant, we believe that the situation would have been worse if we have not started to carry out the enhancement work in the second quarter of 2011, as we anticipated that this trend in bromine concentration of brine water in the Shandong areas will continue and the leakage rate of our aged protective shells for transmission channels and ducts would continue to adversely affect our bromine production capacity in the future. To remedy and recover our annual bromine production capacity, we will continue to carry out the remaining enhancement work to the extraction wells, and protective shells for transmission channels and ducts in the next three years at expected annual costs of $20 million.

The management considered that the protective shells for the crude salt fields, extraction wells and transmission channels and ducts are individual components that can be separately identified for replacement, while the enhancement costs incurred increases the future service potential of the extraction wells, crude salts fields and transmission channels and ducts. The original eroded protective shells were replaced and removed from the fixed assets. The management estimated that the enhancement projects for extraction wells and protection shells for the crude salt fields, extraction wells and transmission channels and ducts will have useful lives of 8 and 5 years, respectively. As such, the Company capitalized the enhancement components as separate fixed asset items and depreciated with their useful lives of 5 to 8 years.

Our utilization ratio decreased by 12% for fiscal year 2011 as compared with fiscal year 2010. The decrease in utilization and hence the sales volume of bromine was mainly attributable to (i) the suspension of operations of our original Factory No. 4 in early July 2011 to cooperate with the demolition of the factory and construction of a new factory, which was completed its construction and resumed normal operations in late November 2011; and (ii) intermittent suspension of operations of some of our factories in the first half of 2011 due to the annual scheduled repair and maintenance, the increased number of environmental inspections by the local government and the restriction of the supply of electricity to all industrial factories by the local government. We estimated that the amount of ordinary repair and maintenance expense will be $1.5 million in 2012.

As normal operations of our bromine and crude salt, most of our fixed assets require less daily repair and maintenance. These kinds of plant and equipment include the crude salt fields, channels and ducts, and extraction wells. Without altering the foundation of these assets, the protective shells attached to the foundation are required to be replaced with their life cycle, which is around every 5 to 8 years. The ordinary repairs and maintenance costs incurred during each year represents mainly the costs of spare parts of manufacturing machinery and pumps for bromine extraction, and salaries for repair and maintenance department.

Bromine segment

For the fiscal year 2011, the cost of net revenue for our bromine segment was $56,468,761, an increase of $7,937,939 (or 16%) compared to $48,530,822 for the fiscal year 2010. The most significant components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $34,844,710 (or 62%), depreciation and amortization of manufacturing plant and machinery of $10,786,076 (or 19%) and electricity of $4,198,738 (or 7%) for fiscal year 2011. The major components of the cost of revenue for fiscal year 2010 were cost of raw materials and finished goods consumed of $31,707,281 (or 65%), depreciation and amortization of manufacturing plant and machinery of $7,330,200 (or 15%) and electricity of $4,881,580 (or 10%), a similar cost structure as compared with the same in 2011. The increase in cost of net revenue was attributable to the increase in raw material prices and depreciation and amortization of manufacturing plant and machinery. The table below represents the major production cost component of bromine per ton for respective periods:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010		% Change
		Percent of total		Percent of total
Raw materials	$1,319	62%	$950	65%	39%
Depreciation and amortization	$408	19%	$220	15%	85%
Electricity	$159	7%	$146	10%	9%
Others	$252	12%	$138	10%	83%
Production cost of bromine per ton	$2,138	100%	$1,454	100%	47%

Our production cost of bromine per ton was $2,138 for the fiscal year 2011, an increase of 47% (or $684) as compared to the fiscal year 2010, which attributable mainly to the components of raw material and depreciation and amortization of manufacturing plant and machinery. The cost of raw material consumed per ton increased by 39% as compared to last comparison period mainly attributable to the increase in the purchase price of raw materials. The significant percentage increase in depreciation and amortization per ton by 85% was due to the enhancement projects in late June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery. Since January 2011, included in our others production cost was a price adjustment fund, a levy charged by PRC government, of $32 per tonne.

Crude salt segment

For the fiscal year 2011, the cost of net revenue for our crude salt segment was $4,776,283, representing an increase of $1,480,442, or 45%, over the same period in 2010. The increase in cost was mainly due to the increase in the number of crude salt fields and enhancement projects performed in late June 2011, which in turn increased the depreciation and amortization of manufacturing plant and machinery. The significant costs were depreciation and amortization of $2,546,780 (or 53%), resource tax calculated based on the crude salt sold of $935,333 (or 20%) and electricity of $501,005 (or 10%) for the fiscal year 2011. The major cost components were depreciation and amortization of $1,030,264 (or 31%), resource tax calculated based on the crude salt sold of $947,576 (or 29%) and electricity of $741,451 (or 23%) for fiscal year 2010. The table below represents the major production cost component of crude salt per ton for respective periods:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010		% Change
		Percent of total		Percent of total
Depreciation and amortization	$7.2	53%	$2.8	31%	157%
Resource tax	$2.6	20%	$2.6	29%	0%
Electricity	$1.4	10%	$2.0	23%	(30)%
Others	$2.2	17%	$1.5	17%	47%
Production cost of crude salt per ton	$13.4	100%	$8.9	100%	51%

Our production cost of crude salt per ton was $13.4 for the fiscal year 2011, an increase of 51% (or $4.5) as compared to the same period in 2010, which attributable mainly to the components of depreciation and amortization of manufacturing plant and machinery and introduction of price adjustment fund since January 2011. The significant percentage increase in depreciation and amortization per ton by 157% was due to the enhancement projects period in late June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery. Since January 2011, included in our others production cost was a price adjustment fund, a levy charged by PRC government, of $0.4 per tonne. Other production costs represented mainly salaries and welfare of labor worked in the crude salt fields.

Chemical products segment

For the fiscal year 2011, the cost of net revenue for our chemical products segment was $28,293,168, representing a decrease of $134,928 or 0.47% over the same period in 2010. The rate of decrease for the cost of net revenue for our chemical products segment was similar to that of net revenue. The significant costs were cost of raw material and finished goods consumed of $24,731,108 (or 87%) and $25,458,672 (or 90%) and depreciation and amortization of manufacturing plant and machinery of $2,325,050 (or 8%) and $1,673,358 (or 6%) for each of the fiscal years 2011 and 2010, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of manufacturing plant and machinery and the inflated purchase price of raw materials, the overall cost of net revenue for chemical products segment remained at a same level for the fiscal year 2011 compared to the fiscal year 2010.

Gross Profit Gross profit was $75,442,241, or 46%, of net revenue for fiscal year 2011 compared to $78,080,264, or 49%, of net revenue for fiscal year 2010. The decrease in gross profit percentage was primarily attributable to a drop in margin percentage to all of our three segments.

	Gross Profit by Segment				% Point
	Year Ended		Year Ended		Change of
	December 31, 2011		December 31, 2010		Gross Profit
Segment		Percent of Net Revenue		Percent of Net Revenue
Bromine	$51,380,543	48%	$50,680,990	51%	(3)%
Crude Salt	$11,142,372	70%	$11,675,933	78%	(8)%
Chemical Products	$12,919,326	31%	$15,723,341	36%	(5)%
Total Gross Profit	$75,442,241	46%	$78,080,264	49%	(3)%

Bromine segment

For the fiscal year 2011, the gross profit margin for our bromine segment was 48% compared to 51% for the fiscal year 2010. The average selling price of bromine increased from $2,972 per tonne for fiscal year 2010 to $4,082 per tonne for fiscal year 2011, an increase of 37%. We do not expect that the selling price for bromine will continue to increase in 2012. As mentioned before, due to a decrease in the bromine concentration of brine water being extracted and the PRC government’s macro-economic tightening policy, our production level and sales volume for the second half of 2011 was adversely affected. In order to improve the quality of brine water being extracted from our wells, we completed enhancements of our facilities during the second quarter of 2011 to pump brine water from deeper underground. We expect that the production capacity of bromine will improve in the near future as a result of these enhancements and that the gross profit margin of bromine will remain at current level through the first half of 2012 should the PRC government’s macro-economic tightening policy remains in place.

Crude salt segment

For the fiscal year 2011, the gross profit margin for our crude salt segment was 70% compared to 78% for the fiscal year 2010. This 8% decrease in our gross profit margin is attributable to (i) the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects performed in late June 2011 to our crude fields, extraction wells and transmission channels and ducts; and (ii) the change in the estimated useful life of certain protective shells and transmission channels and ducts from 8 years to 5 years. For the fiscal year 2011, the average selling price of crude salt increased to $44.72 per ton, as compared from $40.42 per ton in the fiscal year 2010, an increase of 11%. As mentioned hereinbefore, the increase in average selling price was a result of increased demand of crude salt which was offset by the increase in cost of net revenue.

Chemical products segment

The gross profit margin for our chemical products segment for the fiscal year 2011 was 31% compared to 36% for the fiscal year 2010, a decrease of 5%. As mentioned hereinbefore, the decrease in gross profit margin was a result of the decrease in demand for our oil and gas exploration additives and paper manufacturing additives which in turn reduced the sales volume of these chemical products. As sales of oil and gas exploration additives contributed more than 64% of our total chemical products segment’s net revenue, the decrease in demand largely reduced the gross profit margin of our chemical products segment. However, our factory is capable of producing diversified chemical products, the selling price fluctuation of individual chemical products is not expected to have an impact on our gross profit margin for overall chemical products.

Research and Development Costs The total research and development costs incurred for the fiscal years 2011 and 2010 were $398,842 and $2,200,291, respectively, with a decrease of 82%.

Included in research and development costs are costs paid to East China University of Science and Technology for the establishment of a Co-Op Research and Development Center in June 2007 to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry. On June 7, 2011, SYCI and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for us. The research and development costs paid pursuant to this agreement amounted to $236,816 and $503,382 for the fiscal years 2011 and 2010, respectively.

Since the second quarter of 2010, SYCI conducted research for the new production line of wastewater treatment additives, the purpose of which is for the testing the manufacturing routine and samples. The research and development expenses incurred for the new production line of wastewater treatment additives during the fiscal years 2011 and 2010 were $162,025 and $1,696,909, respectively. The new production line began operations in April 2011. However, we switched the aforesaid production line to the production of pharmaceutical and agricultural chemical intermediates in mid-June 2011 as we experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. The converted new production line was started operation and normal production in late July 2011 with positive cash from operations.

Exploration Costs To explore natural brine resources in Sichuan Province, SCHC incurred exploration costs in the amount of $7,034,153 for the fiscal year 2011. These costs consisted of the drilling of exploratory wells and associated facilities in order to confirm and measure the brine water resources in the province. We charged the exploration costs to the income statement as incurred. We completed the drilling of the first exploratory well in December 2011 and announced in mid-January 2012 that we have discovered underground brine water resources in Daying County, and provided preliminary concentration results after the testing by a third-party independent testing expert. According to the third-party independent testing report, the bromine concentration in the underground brine water resources is 1.53 grams per liter, which is approximately six to seven times higher than the average bromine concentration from its brine water resources at our bromine factories in Shouguang City. We expects to continue to cooperate with Daying County in 2012 and drilling in order to further determine the total brine water resources reserve and exploitable amount in the area.

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

General and Administrative Expenses  General and administrative expenses were $17,874,296 in fiscal year 2011, an increase of $11,003,205 (or 160%) compared to $6,871,091 for the same period in 2010. The significant increase was primarily due to non-cash expenses of $7,481,400 for the fiscal year 2011 related to options granted to our employees in the amount of $2,731,400, recognition of non-vested options which were cancelled in late September 2011 in the amount of $4,298,000, and a warrant issued to our investor relations firm in the amount of $452,000 related to a the service agreement signed in February 2011. The non-cash expenses related to options and a warrant granted for the fiscal year 2010 amounted to $1,282,428, which resulted in an increase of $6,198,972, or 483%, as compared with the fiscal year 2011. The increase in stock options was primarily for the purpose of incentivizing our employees. Other reasons for the increase in general and administrative expenses were due to (i) demolition and re-installation expense in the amount of $626,272 for relocating Factory No. 4 due to the Chinese government taking the leased land, where our original Factory No. 4 was situated, for civil redevelopment; (ii) $229,052 of depreciation of property, plant and equipment for Factory No. 4 which were temporarily suspended operations due to the relocation; (iii) $1,398,574 of unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB; and (iv) $3,154,400 of consultancy fee paid to an unrelated PRC agent for the purpose of searching suitable crude salt fields and bromine properties for acquisition.

Other Operating Income Other operating income was $1,821,010 for the fiscal year 2011, a significant increase of $1,597,295 from $223,715 for the fiscal year 2010. Such increase was primarily due to (i) a sum of $1,340,026 received from the local PRC government in third quarter of 2011 as compensation for the demolition of our original Factory No. 4; and (ii) a sum of $300,000 for compensation received from a legal case. Included in other operating income for the fiscal years 2011 and 2010 were $180,984 and $223,715 income from sales of wastewater to some of our customers. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with three of our customers to sell them our wastewater at market prices.

Income from Operations Income from operations was $44,298,458 for the fiscal year 2011 (or 26.9% of net revenue), a decrease of $24,797,775 (or approximately 36%) over income from operations for the fiscal year 2010. The decrease resulted primarily from the decrease in net revenue as a result of (i) the macro-economies tightening policy imposed by the PRC government to slow down the economy, which in turn decrease the demand and selling price of our products; and (ii) a non-cash expense of $4,298,000 related to cancellation of all non-vested stock options in late September 2011 as explained hereinbefore.

	Income from Operations by Segment
	Year Ended December 31, 2011		Year Ended December 31, 2010
		Percent of total		Percent of total
Segment:
Bromine	$37,023,963	67%	$48,474,611	69%
Crude Salt	$7,688,190	14%	$11,360,476	16%
Chemical Products	$10,237,586	19%	$12,218,613	15%
Income from operations before corporate costs	$54,949,739	100%	$72,053,700	100%
Corporate costs	$(10,651,281)		$(2,957,467)
Income from operations	$44,298,458		$69,096,233

Bromine segment

Income from operations from our bromine segment was $37,023,963 for the fiscal year 2011, a decrease of $11,450,648 (or approximately 24%) compared to the same period in 2010. Despite the effect of increase in bromine’s selling price which contributed an increase of approximately $33 million in income from operations, the overall decrease in income from operations bromine segment resulted primarily from (i) the decrease in sales volume (contributed a decrease of approximately $25 million) as a result of the PRC government’s macro-economies tightening policy which decrease the demand of bromine; (ii) the increase in cost of net revenue, in particular, cost of raw material and depreciation and amortization of manufacturing plant and machinery (contributed a decrease of approximately $6 million); (iii) the impairment losses and write-off of certain property, plant and equipment (contributed a decrease of approximately $4 million); and (iv) the increase in exploration costs to explore natural brine resources in Sichuan province (contributed a decrease of approximately $6 million).

Crude salt segment

Income from operations from our crude salt segment was $7,688,190 for the fiscal year 2011, a decrease of $3,672,286 (or approximately 32%) compared to the fiscal year 2010. This decrease was mainly due to (i) the impairment losses and write-off of certain property, plant and equipment of approximately $2 million; and (ii) the increase in exploration costs to explore natural brine resources in Sichuan province of approximately $1 million, which outweighed the increase in net revenue of approximately $1 million.

Chemical segment

Income from operations from our chemical products segment was $10,237,586 for the fiscal year 2011, a decrease of $1,981,027 (or approximately 16%) compared to the fiscal year 2010. This decrease resulted primarily from (i) the decrease in net revenue of our oil and gas exploration chemicals and paper manufacturing additives of approximately $6.9 million due to the decreased demand; and (ii) the impairment losses and write-off of certain property, plant and equipment of approximately $1.8 million, which was partially offset by (i) the increase in net revenue of our agricultural intermediates of approximately $3.4 million; (ii) the net revenue from wastewater treatment chemical products of approximately $0.5 million; and (iii) the decrease in our research and development costs incurred and paid to East China University of Science and Technology of approximately $1.8 million as explained hereinbefore.

Other Income, Net Other income represented bank interest income, net of the capital lease interest expense. The decrease in net other income was primarily due to the charge of capital lease interest expense since January 2011 for the acquisition of fixed assets under capital lease.

Net Income Net income was $30,952,760 for the fiscal year 2011, a decrease of $20,330,560 (or approximately 40%) compared to the fiscal year 2010. This decrease was primarily attributable to the impairment losses recognized for and the write-off of certain property, plant and equipment of approximately $7.6 million, exploration costs related to the drilling of exploratory wells in Sichuan province of approximately $7 million and recognition of non-vested options which cancelled in late September 2011 of approximately $4.3 million.

Effective tax rate Our effective tax rate for the fiscal year 2011 was 30%, represented an increase of 4% as compared to the same periods in 2010. The significant increase in the effective tax rate was due to the US federal net operating loss incurred by Gulf during 2011 in respect of the non-cash expenses of $4,298,000 for the fiscal year 2011 related to the recognition of non-vested options granted to employees which were cancelled in late September 2011. We considered that such non-cash expense is a one-off item and did not anticipate this will be a recurring item in the future.

Year ended December 31, 2010 as compared to year ended December 31, 2009

	Years ended
	December 31, 2010	December 31, 2009	% Change
Net Revenue	$158,335,023	$110,276,908	44%
Cost of Net Revenue	$(80,254,759)	$(62,697,871)	28%
Gross Profit	$78,080,264	$47,579,037	64%
Sales, Marketing and Other Operating Expense	$(136,364)	$(21,712)	528%
Research and Development Costs	$(2,200,291)	$(500,406)	340%
General and Administrative Expenses	$(6,871,091)	$(5,344,833)	29%
Other Operating Income	$223,715	$-	-
Income from Operations	$69,096,233	$41,712,086	66%
Other Income, Net	$241,936	$63,727	280%
Income before Taxes	$69,338,169	$41,775,813	66%
Income Taxes	$(18,054,849)	$(11,184,398)	61%
Net Income	$51,283,320	$30,591,415	68%

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

	Net Revenue by Segment				2010 vs. 2009
	Year Ended		Year Ended		Percent Increase
	December 31, 2010		December 31, 2009		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$99,211,812	63%	$63,679,888	58%	56%
Crude Salt	$14,971,774	9%	$10,650,698	9%	41%
Chemical Products	$44,151,437	28%	$35,946,322	33%	23%
Total sales	$158,335,023	100%	$110,276,908	100%	44%

	Years Ended December 31		Percentage Change
Bromine and crude salt segments product sold in tonnes	2010	2009	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	33,386	34,342	(2.8)%
Crude Salt	370,437	356,839	3.8%

	Years Ended December 31		Percentage Change
Chemical products segment sold in tonnes	2010	2009	Increase/(Decrease)
Oil and gas exploration additives	22,484	21,532	4.4%
Paper manufacturing additives	5,130	4,264	20.3%
Pesticides manufacturing additives	2,946	1,422	107.2%
	30,560	27,218	12.3%

Bromine segment

The increase in net revenue from our bromine segment was mainly due to the increase in the average selling price of bromine. The average selling price of bromine increased from $1,854 per ton for the fiscal year 2009 to $2,972 per ton for fiscal year 2010, an increase of 60%. The increase in average selling price was a result of (i) strong demand for brominated flame retardants, fumigants, water purification compounds, dyes, medicines, and disinfectants in the China market following the recovery of business and economic conditions and reforms in the medical industry in China; (ii) expansion of bromine applications in a variety of industries for cleaning up sulfur and mercury from polluted areas and wastewater treatment; (iii) no major cost effective substitute for bromine in the pharmaceutical area; (iv) strong domestic consumption as historically limited bromine was imported into China; and (v) no new bromine reserves were discovered in 2009 and 2010.

However, the sales volume of bromine decreased from 34,342 tonnes for fiscal year 2009 to 33,386 tonnes for fiscal year 2010, a decrease of approximately 2.8%. Despite an increase in the number of our bromine production plants in recent years, sales volume of bromine decreased. The decrease in the sales volume of bromine was attributable to less bromine being extracted from brine water during the production process due to a trend of a decrease in bromine concentration of brine water being extracted. In addition, during 2010, the local government also restricted the supply of electricity to our factories and there was an increase in the number of environmental inspections of our factories made by the local government. The table below shows the changes in the average selling price of bromine and changes in the sales volume of bromine for fiscal year 2010 from 2009.

Fiscal Year
Increase / (Decrease) in net revenue of bromine as a result of:	2010 vs. 2009
Increase in average selling price	$37,838,063
Decrease in sales volume	$(2,306,139)
Total effect on net revenue of bromine	$35,531,924

Crude salt segment

The increase in net revenue from our crude salt segment was mainly due to the increase in both the average selling price and sales volume of crude salt. The sales volume of crude salt slightly increased by 3.8%, from 356,839 tonnes for fiscal year 2009 to 370,437 tonnes for fiscal year 2010, and the average selling price of crude salt increased from approximately $29.9 per ton to above $40.4 per ton, an increase of approximately 35%. The increase in average selling price was a result of increased demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries. Before 2010, our sales volume was restricted by our limited production capacity. We acquired 3 factories (Factories no. 7, 8 & 9) between mid-2009 and mid-2010, which increased our productivity, and increased the volume of crude salt we sold.

The table below showed the changes in the average selling price of crude salt and changes in the sales volume of crude salt for fiscal year 2010 from 2009.

Fiscal Year
Increase / (Decrease) in net revenue of crude salt as a result of:	2010 vs. 2009
Increase in average selling price	$3,843,363
Increase in sales volume	$477,713
Total effect on net revenue of crude salt	$4,321,076

Chemical products segment

	Product Mix of Chemical Product Segment				2010 vs. 2009
	Year Ended		Year Ended		Percent Change
	December 31, 2010		December 31, 2009		of Net Revenue
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$32,110,313	73%	$28,081,921	78%	14%
Paper manufacturing additives	$5,738,893	13%	$4,986,595	14%	15%
Pesticides manufacturing additives	$6,302,231	14%	$2,877,806	8%	119%
Total sales	$44,151,437	100%	$35,946,322	100%	23%

Revenues from our chemical products segment increased from $35,946,322 for fiscal year 2009 to $44,151,437 for the same period in 2010, an increase of approximately 23%. The increase was mainly due to the strong demand for environmentally friendly oil and gas exploration chemicals and agricultural intermediaries. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $32,110,313 (or 73%) and $28,081,921 (or 78%) of our chemical segment revenue for fiscal year 2010 and 2009, respectively, with an increase of $4,028,392, or 14%. As result of the recent macro-economic tightening policy imposed by the PRC government in second half of 2010 to slow down the economy, our overall demand for chemical additives was reduced, which slowed down our increase of revenue in oil and gas exploration additives and paper manufacturing additives for the whole year in 2010. However, revenue from our agricultural intermediates increased from $2,877,806 for fiscal year 2009 to $6,302,231 for the same period in 2010, an increase of $3,424,424, or approximately 119%. The PRC government continues to support expansion of agricultural related products, which supported the growth in sales of pesticides manufacturing additives in 2010. The table below showed the changes in the average selling price of major chemical products and changes in the sales volume of crude salt for fiscal year 2010 from 2009.

Increase / (Decrease) in net revenue of chemical products, for fiscal year 2009 vs. 2010, as a result of:	Oil and Gas Exploration Additives	Paper Manufacturing Additives	Pesticides Agricultural Additives	Total Chemical Products
Increase (Decrease) in average selling price	$2,727,800	$(238,474)	$252,201	$2,741,527
Increase in sales volume	$1,300,592	$990,772	$3,172,224	$5,463,588
Total effect on net revenue of chemical products	$4,028,392	$752,298	$3,424,425	$8,205,115

Although net revenue in all segments grew, the growth of sales of bromine and crude salt was much higher than that of our chemical products operations mainly due to the outweighed increase in average selling price of bromine and crude salt.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2010		December 31, 2009		Net Revenue
Segment		Percent of total		Percent of total
Bromine	$48,530,822	61%	$36,919,663	59%	31%
Crude Salt	$3,295,841	4%	$3,044,646	5%	8%
Chemical Products	$28,428,096	35%	$22,733,562	36%	25%
Total Cost of Net Revenue	$80,254,759	100%	$62,697,871	100%	28%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $80,254,759 in fiscal year 2010, an increase of approximately $17.6 million (or approximately 28%) from the cost of net revenue in fiscal year 2009.  This increase resulted primarily from the increase in purchase price in raw materials, depreciation and amortization of manufacturing plant and machinery and mineral resources compensation fees paid for extraction of brine water in bromine segment. The rate of increase for cost of net revenue was lower than that of net revenue because (i) the rate of inflation relating to cost of net revenue was lower than the percentage increase in selling price of our products and (ii) the leverage of bulk purchases of raw materials which partially lowered the percentage of increase in price of raw materials.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for our bromine producing properties:

	Annual Production Capacity	Utilization Ratio
	(in tonnes)
Fiscal Year 2009	43,300	87%
Fiscal Year 2010	46,300	79%
Variance of Fiscal Year 2009 vs. 2010	3,000	(8)%

Utilization ratio is calculated based on the annualized actual production volume in tonnes for the year divided by the annual production capacity in tonnes.

Despite the fact that we acquired Factory No. 9 in 2010 which increased our annual bromine production capacity by 3,000 tones, our utilization decreased by 8% in 2010. The decrease in utilization and hence the sales volume of bromine was mainly attributable to less bromine being extracted from brine water during the production process due to a trend of decrease in bromine concentration of brine water being extracted. In addition, during 2010, the local government also restricted the supply of electricity to our factories and there was an increase in the number of environmental inspections of our factories made by the local government.

Bromine segment

For the fiscal year 2010, the cost of net revenue for the bromine segment was $48,530,822, representing an increase of $11,611,159 or 31% over the same period in 2009. The most significant components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $31,707,281 (or 65%), depreciation and amortization of manufacturing plant and machinery of $7,330,200 (or 15%) and electricity of $4,881,580 (or 10%) for the fiscal year 2010. For the fiscal year 2009, the major components of the cost of net revenue were cost of raw materials and finished goods consumed of $25,412,625 (or 69%), depreciation and amortization of manufacturing plant and machinery of $5,104,703 (or 14%) and electricity of $3,617,262 (or 10%), a similar cost structure as compared with the same in 2010. The increase in cost of net revenue was attributable to the increase in raw material prices. The table below represents the major production cost component of bromine per ton for respective periods:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009		% Change
		Percent of total		Percent of total
Raw materials	$950	65%	$728	69%	30%
Depreciation and amortization	$220	15%	$146	14%	51%
Electricity	$146	10%	$104	10%	40%
Others	$138	10%	$79	7%	75%
Production cost of bromine per ton	$1,454	100%	$1,057	100%	38%

Our production cost of bromine per ton was $1,454 for the fiscal year 2010, an increase of 38% (or $397) over the same period in 2009, which attributable mainly to the components of raw materials and depreciation and amortization of manufacturing plant and machinery. The cost of raw materials consumed per ton increased by 30% as compared to last comparison period mainly due to increase in the purchase price of raw materials. The rate of increase for cost of net revenue was lower than that of net revenue because (i) the supply of raw materials is relatively stable and the rate of increase in the price of raw materials was lower compared with the rate of increase in the selling price of bromine and (ii) bulk purchases of raw materials partially lowered the percentage of increase in the price of raw materials. The increase in electricity consumed and depreciation and amortization reflected our expansion of the number of production plants of bromine through acquisitions in 2009 and 2010.

Crude salt segment

The cost of net revenue for the crude salt segment for the fiscal year 2010 was $3,295,841, an increase of $251,195 (or 8%) compared to $3,044,646 for the same period in 2009. The increase was mainly attributable to an increase in the number of our crude salt fields for evaporation of crude salt, which increased the corresponding variable costs, such as resource taxes paid and depreciation and amortization of manufacturing plant and machinery. The significant cost components for the fiscal year 2010 were depreciation and amortization of $1,030,264 (or 31%), resource tax calculated based on the crude salt sold of $947,576 (or 29%) and electricity of $741,451 (or 23%). The significant cost components for the fiscal year 2009 were depreciation and amortization of $853,781 (or 28%), resource tax calculated based on the crude salt sold of $1,295,051 (42%) and electricity of $605,000 (20%). The table below represents the major production cost component of crude salt per ton for respective periods:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009		% Change
		Percent of total		Percent of total
Depreciation and amortization	$2.8	31%	$2.4	28%	17%
Resource tax	$2.6	29%	$3.6	42%	(28)%
Electricity	$2.0	23%	$1.7	20%	18%
Others	$1.5	17%	$0.8	10%	87%
Production cost of crude salt per ton	$8.9	100%	$8.5	100%	5%

Our production cost of crude salt per ton was $8.9 for the fiscal year 2010, an increase of 5% (or $0.4) as compared to the same period in 2009, which attributable mainly to the components of depreciation and amortization of manufacturing plant and machinery and electricity. The increase in electricity consumed and depreciation and amortization reflected our expansion of the number of crude salt fields through acquisitions in 2009 and 2010. Other production costs represented mainly salaries and welfare of labor worked in the crude salt fields.

Chemical products segment

Cost of net revenue for the fiscal year 2010, was $28,428,096, representing an increase of $5,694,534 or 25% over the same period in 2009. The significant costs were cost of raw materials and finished goods consumed of $25,458,672 (or 90%) and $20,690,656 (91%) and depreciation and amortization of manufacturing plant and machinery of $1,673,358 (or 6%) and $1,118,478 (or 5%) for each of the fiscal years 2010 and 2009, respectively. Our raw materials consumed mainly composed of chemical elements, including bromine, and their costs were increased over this year due to the strong in demand. The rate of increase for the cost of net revenue for chemical products segment was similar to that of net revenue.

Gross Profit Gross profit was $78,080,264, or 49%, of net revenue for fiscal year 2010 compared to $47,579,037, or 43%, of net revenue for fiscal year 2009. The increase in gross profit percentage was primarily attributable to a rise of margin percentage in our bromine and crude salt segments.

	Gross Profit by Segment				% Point
	Year Ended		Year Ended		Change of
	December 31, 2010		December 31, 2009		Gross Profit
Segment		Percent of Net Revenue		Percent of Net Revenue
Bromine	$50,680,990	51%	$26,760,225	42%	9%
Crude Salt	$11,675,933	78%	$7,606,052	71%	7%
Chemical Products	$15,723,341	36%	$13,212,760	37%	(1)%
Total Gross Profit	$78,080,264	49%	$47,579,037	43%	6%

Bromine segment

For the fiscal year 2010, the gross profit margin for our bromine segment was 51% compared to 42% for fiscal year 2009. The increase in gross profit margin is mainly attributable to the increase in average selling price, which is partially offset by an increase in cost of raw materials and a decrease in the bromine concentration of brine water being extracted. For the fiscal year 2010, the average selling price of bromine increased from $1,854 per ton to $2,972 per ton compared to the fiscal year 2009, an increase of 60%. As mentioned before, due to a decrease in the bromine concentration of brine water being extracted limited our production capacity for 2010. We expect the trend will continue in 2011.

Crude salt segment

For the fiscal year 2010, the gross profit margin for our crude salt segment was 78% compared to 71% for the same period in 2009. For the fiscal year 2010, the average selling price of crude salt increased to $40.4 per ton, as compared from $29.9 per ton in the fiscal year 2009, an increase of 35%. As mentioned hereinbefore, the increase in average selling price was a result of increased demand of crude salt and the increase in the gross profit margin of crude salt was mainly due to the acquisition of a crude salt field in 2010 and three factories between mid-2009 and mid-2010 (Factories no. 7 to 9) which increased our productivity of crude salt and economies of scale.

Chemical products segment

The gross profit margin for chemical products segment remained stable for the fiscal year 2010 as compared to the fiscal year 2009. As our factory is capable of producing diversified chemical products, the selling price fluctuation of individual chemical products is not expected to have an impact on our gross profit margin for overall chemical products.

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

General and Administrative Expenses  General and administrative expenses were $6,871,091 in fiscal year 2010, an increase of $1,526,258, or approximately 29%, from the general and administrative expenses of $5,344,833 during fiscal year 2009. This increase in general and administrative expenses was primarily due to (i) the loss on disposal of property, plant and equipment of approximately $1.3 million for the fiscal year 2010, as compared to approximately $0.5 million for fiscal year 2009; and (ii) the increase in salary and welfare payments, depreciation, and land duty and franchise tax by approximately $1.2 million. During the year ended December 31, 2010, we incurred a loss on disposal of property, plant and equipment of approximately $1.3 million (fiscal year 2009 $0.5 million) as the equipment being disposed of was specialized equipment used in the bromine and chemical production industry which has few suppliers and an inactive second-hand market, which resulted in low second-hand price. In order to take advantage of the increasing demand for environmentally friendly chemical products produced from bromine, we intend to focus our future chemical production on environmentally friendly products, and therefore, have disposed of certain machinery and equipment that has been used for other products.  Also, in order to enhance our bromine production process, we disposed of certain outdated auxiliary machinery. Such increment was partly offset by the decrease in non-cash expenses related to stock options granted to our employees and a warrant granted to our investor relations firm by approximately $740,000.

Other Operating Income Other operating income was $223,715 for the fiscal year 2010, which represented the income from sales of wastewater to some of our customers since March 2010. Wastewater is generated from the production of bromine which eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with three of our customers to sell them our wastewater at market prices.

Income from Operations Income from operations was $69,096,233 in fiscal year 2010 (or 43.6% of net revenue), an increase of $27,384,147 (or approximately 65.7%) over income from operations in fiscal year 2009. This increase resulted primarily from the increase in net revenue and relatively lower increase in cost of net revenue as explained hereinbefore.

	Income from Operations by Segment
	Year Ended December 31, 2010		Year Ended December 31, 2009
		Percent of total		Percent of total
Segment:
Bromine	$48,474,611	69%	$25,098,035	56%
Crude Salt	$11,360,476	16%	$7,328,045	16%
Chemical Products	$12,218,613	15%	$12,530,417	28%
Income from operations before corporate costs	$72,053,700	100%	$44,956,497	100%
Corporate costs	$(2,957,467)		$(3,244,411)
Income from operations	$69,096,233		$41,712,086

Bromine segment

Income from operations of bromine segment was $48,474,611 for the fiscal year 2010 (or 69% of the segment’s income from operations), an increase of $23,376,576 (or approximately 93%) compared with the fiscal year 2009. This increase resulted primarily from the increase in average selling price of bromine (contributed approximately $37.8 million), which was partially offset by (i) the increase in costs of net revenue, mainly raw material costs, of approximately $11.6 million and (ii) the decrease in sales volume of approximately $2.3 million due to the decreased concentration of brine water extracted.

Crude salt segment

Income from operations of crude salt segment was $11,360,476 for the fiscal year 2010 (or 16% of the segment’s income from operations), an increase of $4,032,431 (or approximately 55%) compared with the fiscal year 2009. The increase in the income from operations of crude salt was mainly due to (i) the increase in the selling price of crude salt, which contributed an increase of $3.8 million, and (ii) the increase in sales volume, which contributed an increase of another $0.5 million.

Chemical segment

In fiscal year 2010, income from operations in the chemical products segment was $12,218,613, a slight decrease of 2.5% from $12,530,417 in fiscal year 2009. The decrease in income from operations of our chemical products was due to the extensive research and development costs incurred for the new production line of wastewater treatment additives for fiscal year 2010 which offset increases in revenue from our environmentally friendly oil and gas exploration chemicals and agricultural intermediaries

Other Income, Net Other income was $241,936 for fiscal year 2010, an increase of $178,209 as compared to fiscal year 2009. Such increase in other income was primarily due to the increase in interest income of approximately $162,000.

Net Income Net income was $51,283,320 in fiscal year 2010, an increase of $20,691,905 (or approximately 68%) as compared to fiscal year 2009. This increase was primarily attributable to the increase in selling price of bromine and crude salt.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, cash and cash equivalents were $78,576,060 as compared to $68,494,480 as of December 31, 2010.  The components of this increase of $10,081,580 are reflected below.

Statement of Cash Flows

	Years Ended December 31
	2011	2010	2009
Net cash provided by operating activities	$59,047,429	$57,999,451	$39,820,378
Net cash used in investing activities	$(51,973,728)	$(39,084,512)	$(38,244,301)
Net cash (used in) provided by financing activities	$(788,739)	$2,210,919	$13,073,463
Effects of exchange rate changes on cash and cash equivalents	$3,796,618	$1,831,887	$9,151
Net cash inflow	$10,081,580	$22,957,745	$14,658,691

For the fiscal years 2011, 2010 and 2009, we met our working capital and capital investment requirements mainly by using cash flows from operations and cash on hand. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the years ended December 31, 2011, 2010 and 2009, we had positive cash flow from operating activities of $59.0 million, $58.0 million and $39.8 million respectively, primarily attributable to net income.

During the year ended December 31, 2011, cash flow from operating activities of $59.0 million exceeded our net income of $31.0 million, which is caused by (i) cash used in working capital of $2.8 million for the fiscal year 2011, mainly consisted of inventory and tax paid; and (ii) our net income included substantial non-cash charges of $30.9 million, mainly in form of stock-based compensation, depreciation and amortization of property, plant and equipment and writ-off/impairment loss on property, plant and equipment.

During the year ended December 31, 2010, cash flow from operating activities of $58.0 million exceeded our net income of $51.3 million, which is caused by (i) cash used in working capital of $7.0 million for the fiscal year 2011, mainly consisted of inventory and accounts receivable; and (ii) our net income included substantial non-cash charges of $13.7 million, mainly in form of stock-based compensation, depreciation and amortization of property, plant and equipment and loss on disposal of property, plant and equipment.

During the year ended December 31, 2009, cash flow from operating activities of $39.8 million exceeded our net income of $30.6 million, which is caused by (i) cash used in working capital of $0.5 million for the fiscal year 2011, mainly consisted of inventory and accounts receivable; and (ii) our net income included substantial non-cash charges of $9.7 million, mainly in form of stock-based compensation, depreciation and amortization of property, plant and equipment and loss on disposal of property, plant and equipment.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
		Percent of total		Percent of total
Aged 1-30 days	$7,411,018	34%	$11,971,940	56%
Aged 31-60 days	$9,380,766	43%	$9,570,289	44%
Aged 61-90 days	$5,128,044	23%	$-	-
Total	$21,919,828	100%	$21,542,229	100%

The overall accounts receivable balance as of December 31, 2011 increased by $377,599 (or 1.8%), as compared to those as of December 31, 2010. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the turnover days of accounts receivable from customers from 42 days for the fiscal year 2010 to 48 days for the fiscal year 2011. Normally, a 90-days credit period is granted to customers with a good repayment history. We are not aware of any allowances for doubtful debts required for the fiscal year 2011 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	December 31, 2011		December 31, 2010
		Percent of total		Percent of total
Raw materials	$848,596	19.1%	$769,817	28.7%
Finished goods	$3,604,247	81.2%	$1,916,775	71.5%
	4,452,843	100.3%	2,686,592	100.2%
Allowance for obsolete and slowing-moving inventory	$(14,871)	(0.3)%	$(6,693)	(0.2)%
Total	$4,437,972	100.0%	$2,679,899	100.0%

The gross inventory level as of December 31, 2011 increased by $1,766,251 (or 65.7%), as compared to the gross inventory level as of December 31, 2010.

Raw materials slightly increased by 10% as of December 31, 2011 as compared to December 31, 2010. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of December 31, 2011 are fully realizable for production of finished goods without any impairment.

Our finished goods are mainly composed of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 31% for the fiscal year 2011. Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. Although the gross profit margin for the fiscal year 2011 decreased to 48%, as compared with 51% in fiscal year 2010, we anticipated that the price in the next six months will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. As the market price of crude salt is stable and the gross margin is high (70% for the fiscal year 2011), we believe that there will be no realizability problem for crude salt and its selling price should not be lower than its cost.

Net Cash Used In Investing Activities

Higher capital investments partially offset by compensation received from the PRC government for demolition of factory in 2011 drove the increase in cash used in investing activities compared to 2010. Higher capital investments and lower proceeds from asset sales in 2010 drove the increase in cash used in investing activities compared to 2009. The table below detailed the cash capital investments for the fiscal years 2011, 2010 and 2009:

	Years Ended December 31
(In Million)	2011	2010	2009
Construction of new production lines, acquisition of factories, mineral rights and other assets	$17.3	$32.4	$32.8
Improvement and upgrade of bromine wells, transmission pipelines and aqueducts, and conversion of SYCI’s production line	$35.7	$7.1	$6.1
Total cash capital investments	$53.0	$39.5	$38.9

In the fiscal year 2011, we carried out improvement and upgrade of bromine wells, transmission pipelines and aqueducts, and conversion of SYCI’s production line, in particular, we used (i) approximately $3 million cash to reconstruct and renovate a subdivision of Factory No. 1 which included bromine production facilities and brine water channels acquired under a capital lease; (ii) approximately $32.5 million cash to carry out enhancement projects to our existing bromine extraction and crude salt production facilities; and (iii) approximately $0.2 million cash for the conversion of a chemical production line from wastewater treatment chemical production line to bromopropane.

We also used (i) approximately $6.2 million cash for the construction of our new Factory No. 4 due to the taking of leased land by the PRC local government for redevelopment; (ii) approximately $10 million cash for acquisition of Factory No. 10; and (iii) approximately $1.1 million for other new plant and machinery.

These projects were financed by opening cash balances as of December 31, 2010 and cash generated from operations during fiscal year 2011.

Net Cash (Used In) Provided by Financing Activities

In the fiscal year 2011, we repaid approximately $0.3 million cash for our capital lease obligation and used another $0.5 million to repurchase 184,599 shares of common stock of the Company under the approval of the Board of Directors.

In the fiscal year 2010, we obtained cash of approximately $2.2 million from a private placement for settlement of assets acquisition.

In the fiscal year 2009, we raised cash of approximately $21.3 million from private placements for settlement of note and loan payable, and repayment to related parties.

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

Working capital was approximately $93.3 million at December 31, 2011 as compared to approximately $79.8 million at December 31, 2010. The increase was mainly attributable to the cash provided by operating activities during fiscal year 2011.

We had available cash of approximately $78.6 million at December 31, 2011, most of which are in highly liquid current deposits with no or little interest rate. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancement works to our existing bromine and crude salt business, and exploration cost of new brine water resources in Sichuan Province, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

As described in the notes to the Consolidated Financial Statements and as referenced in the tables below, we have contractual obligations and commercial commitments that may affect our financial condition. Based on our assessment of the underlying provisions and circumstances of our contractual obligations and commercial commitments, including material sources of off-balance sheet and structured finance arrangements, other than the risks that we and other similarly situated companies face with respect to the condition of the capital markets (as described in Item 1A of Part I of this report), there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity. In addition, our commercial obligations, financings, and commitments are customary transactions that are similar to those of other comparable corporations. The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2011.

	Capital Lease Obligations	Operating Lease Obligations	Total Contractual Obligations
Payments Due by December 31,
2012	$297,899	$590,037	$887,936
2013	297,898	640,837	938,735
2014	297,899	645,177	943,076
2015	297,898	649,681	947,579
2016	297,899	654,316	952,215
After 2016	4,170,582	18,009,119	22,179,701
Total	$5,660,075	$21,189,167	$26,849,242

Material Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires us to make judgments, estimates and assumptions. See “Note 1 – Nature of Business and Summary of Significant Accounting Policies,” in Notes to the Consolidated Financial Statements, which is included in “Item 8. Financial Statements and Supplementary Data,” which describes our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.

Our most critical estimates include:

•	allowance for doubtful accounts, which impacts revenue;

•	the valuation of inventory, which impacts gross margins;

•	impairment of long-lived assets;

•	the valuation and recognition of share-based compensation, which impacts gross margin and operating expenses; and

•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes.

Allowance for Doubtful Accounts

We makes estimates of the uncollectibility of accounts receivable, especially analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on a first-in first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions about future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future, which could have a material adverse effect on our results of operations.

Depreciation of Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Expenditures for new facilities or equipment, and major expenditures for betterment of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives. All other ordinary repair and maintenance costs are expensed as incurred. Mineral rights are recorded at cost less accumulated depreciation and any impairment losses. Mineral rights are amortized ratably over the term of the lease, or the equivalent term under the units of production method, whichever is shorter. In some situations, the life of the asset may be extended or shortened if circumstances arise that would lead us to believe that the estimated life of the asset has changed. The life of leasehold improvements may change based on the extension of lease contracts with our landlords. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods.

Impairment of Long Lived Assets

We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

Valuation Allowance on Deferred Tax Assets

We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

Stock-based compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of U.S. GAAP. We use the Black-Scholes model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. The assumptions for expected volatility and expected term are the two assumptions that significantly affect the grant date fair value. Changes in expected risk-free rate of return do not significantly impact the calculation of fair value, and determining this input is not highly subjective.

We use annualized historical stock price volatility which is deemed to be appropriate to serve as the expected volatility of our stock price and is assumed to be constant and prevailing. The expected term represents the weighted-average period that our stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. We use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns.

U.S. GAAP requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Adjustments in the estimated forfeiture rates can have a significant effect on our reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization in the period the estimated forfeiture rates were adjusted. We estimate and adjust forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than previously estimated forfeiture rate, we may make an adjustment that will result in a decrease to the expense recognized in the financial statements during the period when the rate was changed. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that we recognize in future periods.

Recent Accounting Pronouncements

See “Note 1 – Nature of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Income.

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

Impact of Inflation

Inflationary factors, such as increases in the cost of our product and overhead costs, may adversely affect our operating results. Based on the Consumer Price Index in the PRC, the average annual rate of inflation over the three-year period from 2008 to 2010 was 2.8%. Inflationary pressures increased in 2011, reflecting the rise in our cost of raw materials and electricity expenses. As of January 31, 2012, the rate of inflation was 4.6%. The Company believes that in the long run the selling prices of its products could be increased at a similar level to compensate the adverse effect. In the foreseeable future, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

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

Item 8. Financial Statements and Supplementary Data (in thousands).

	March 31	June 30	September 30	December 31		Total
Fiscal Year 2011
Operating revenue	$45,378	$51,301	$37,762	$30,539		$164,980
Gross Profit	$24,787	$26,306	$13,938	$10,411		$75,442
Write-off/Impairment	$-	$7,571	$-	$-		$7,571
Operating income	$20,264	$13,389	$8,746	$1,899		$44,298
Net income	$14,365	$10,023	$5,584	$980		$30,952
Basic earnings per share	$0.41	$0.29	$0.16	$0.03		$0.89
Diluted earnings per share	$0.40	$0.29	$0.16	$0.03		$0.89
Operating income as a percentage of operating revenues	44.7%	26.1%	23.2%	6.2	%(1)	26.9%

	March 31	June 30	September 30	December 31	Total
Fiscal Year 2010
Operating revenue	$29,693	$46,752	$44,758	$37,132	$158,335
Gross Profit	$13,459	$23,281	$21,755	$19,585	$78,080
Operating income	$11,077	$21,877	$19,909	$16,233	$69,096
Net income	$7,992	$16,426	$14,865	$12,000	$51,283
Basic earnings per share	$0.23	$0.47	$0.43	$0.35	$1.48
Diluted earnings per share	$0.23	$0.47	$0.43	$0.35	$1.48
Operating income as a percentage of operating revenues	37.3%	46.8%	44.5%	43.7%	43.6%

(1)	For the fourth quarter of fiscal years 2011, our operating income margin recognized was 6.2%, a decrease of 17.0% as compared with the third quarter of 2011. This decrease resulted primarily from (i) the decrease in sales volume of bromine and crude salt by 23.4% or 1,612 tonnes (from 6,900 tonnes in third quarter of 2011) and 2.1% or 1,386 tonnes (from 66,014 tonnes in third quarter of 2011), respectively, due to the traditional low season during the winter; (ii) the drop in gross profit margins of bromine to 35% (from 40% in third quarter of 2011) and crude salt to 48% (from 55% in third quarter of 2011) due to the continual macro-economic tightening policy imposed by the PRC government since the second quarter of 2011; (iii) consultancy fee of $3.15 million paid to an unrelated PRC agent in the fourth quarter of 2011 for searching suitable crude salt fields and bromine factories for acquisition; and (iv) the increase in repair and maintenance expenses for our bromine factories by $1 million from the quarter of 2011. Following our acquisition of several bromine factories in recent years, the core manufacturing machineries were in need of repair and maintenance. Management decided it would be best to carry out such work during our traditionally slower period in winter, which is resulted in a significant amount of the work and expense was carried out in the fourth quarter of 2011. The repair and maintenance costs of $0.1 million incurred during the nine-months ended September 30, 2011 represented only miscellaneous routine maintenance work for day-to-day operations and not the full repair and maintenance.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

CONTENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 – F-4

CONSOLIDATED BALANCE SHEETS	F-5

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-8 – F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-10 – F-31

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc. and Subsidiaries

We have audited the internal control over financial reporting of Gulf Resources, Inc. and Subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1.	Improper accounting for translation loss on intercompany payable, denominated in a foreign currency, due to a subsidiary.
2.	Failure to maintain effective control over the identification of a related party and the disclosure of related party transactions in the Company’s consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements and financial statement schedule, and this report does not affect our report dated March 15, 2012 on these consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s Report on Internal Control Over Financial Reporting contains disclosures about corrective actions taken by the entity after the date of management’s assessment relating to material weaknesses that existed as of December 31, 2011. The scope of our work was not sufficient to enable us to express, and we do not express, an opinion about such corrective actions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Gulf Resources, Inc. and Subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2011. Our audit also included the financial statement schedule as of and for the year ended December 31, 2011 listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc.

We have audited the accompanying consolidated balance sheet of Gulf Resources, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Limited

BDO Limited

Hong Kong, March 16, 2011

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	As of December 31,
	2011		2010
Current Assets
Cash		$78,576,060	$68,494,480
Accounts receivable		21,919,828	21,542,229
Inventories		4,437,972	2,679,899
Prepayments and deposits		307,600	939,940
Prepaid land leases		46,582	42,761
Deferred tax assets		228,702	99,694
Total Current Assets		105,516,744	93,799,003
Non-Current Assets
Property, plant and equipment, net		147,200,740	112,178,999
Property, plant and equipment under capital leases, net		2,336,920	-
Prepaid land leases, net of current portion		763,814	743,022
Deferred tax assets		2,509,481	-
Total non-current assets		152,810,955	112,922,021
Total Assets		$258,327,699	$206,721,024

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$7,373,643	$6,419,735
Retention payable		556,450	453,000
Capital lease obligation, current portion		189,742	-
Taxes payable		4,058,550	7,163,095
Total Current Liabilities		12,178,385	14,035,830
Non-Current Liabilities
Capital lease obligation, net of current portion		3,036,558	-
Total Liabilities		$15,214,943	$14,035,830

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,745,342 and 34,735,912 shares issued; and 34,560,743 and 34,735,912 shares outstanding as of December 31, 2011 and 2010, respectively		17,373	17,368
Treasury stock; 184,599 shares as of December 31, 2011 at cost		(500,000)	-
Additional paid-in capital		74,107,979	66,626,584
Retained earnings unappropriated		133,314,581	106,500,085
Retained earnings appropriated		14,409,557	10,271,293
Cumulative translation adjustment		21,763,266	9,269,864
Total Stockholders’ Equity		243,112,756	192,685,194
Total Liabilities and Stockholders’ Equity		$258,327,699	$206,721,024

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Expressed in U.S. dollars)

	Years Ended December 31,
	2011	2010	2009
NET REVENUE
Net revenue	$164,980,453	$158,335,023	$110,276,908

OPERATING EXPENSES / INCOME
Cost of net revenue	(89,538,212)	(80,254,759)	(62,697,871)
Sales, marketing and other operating expenses	(86,936)	(136,364)	(21,712)
Research and development cost	(398,842)	(2,200,291)	(500,406)
Exploration costs	(7,034,153)	-	-
Write-off / Impairment on property, plant and equipment	(7,570,566)	-	-
General and administrative expenses	(17,874,296)	(6,871,091)	(5,344,833)
Other operating income	1,821,010	223,715	- -
	(120,681,995)	(89,238,790)	(68,564,822)

INCOME FROM OPERATIONS	44,298,458	69,096,233	41,712,086

OTHER INCOME (EXPENSES)
Interest expense	(212,441)	(1,052)	(17,078)
Interest income	269,614	242,988	80,805
	57,173	241,936	63,727
INCOME BEFORE TAXES	44,355,631	69,338,169	41,775,813

INCOME TAXES	(13,402,871)	(18,054,849)	(11,184,398)

NET INCOME	$30,952,760	$51,283,320	$30,591,415

COMPREHENSIVE INCOME:
NET INCOME	30,952,760	51,283,320	30,591,415
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	12,493,402	5,110,249	(183,595)

COMPREHENSIVE INCOME	$43,446,162	$56,393,569	$30,407,820

EARNINGS PER SHARE
BASIC	$0.89	$1.48	$1.00
DILUTED	$0.89	$1.48	$1.00

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	34,660,866	34,614,667	30,698,824
DILUTED	34,673,615	34,675,329	30,701,697

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Expressed in U.S. dollars)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT JANUARY 1, 2009	24,917,211	24,917,211	-	12,459	-	13,072,668	3,223,418	31,817,465	4,343,210	52,469,220
Translation adjustment	-	-	-	-		-	-	-	133,789	133,789
Common stock issued for settlement of stockholder’s notes payable	5,250,000	5,250,000	-	2,625	-	21,284,868	-	-	-	21,287,493
Common stock issued for acquiring assets	1,432,341	1,432,341	-	716		6,027,872	-	-	-	6,028,588
Issuance of warrants to non-employees	-	-	-	-	-	1,415,772	-	-	-	1,415,772
Issuance of stock options to employees	-	-	-	-	-	606,468	-	-	-	606,468
Net income for year ended December 31, 2009	-	-	-	-	-	-	-	30,591,415	-	30,591,415
Private placement	2,941,182	2,941,182	-	1,471	-	23,498,569	-	-	-	23,500,040
Fractional shares upon reverse stock split	332	332	-	-	-	-	-	-	-	-
Transfer to statutory common reserve fund	-	-	-	-	-	-	2,456,351	(2,456,351)	-	-
Reclassification adjustment	-	-	-	-	-	(1,188,191)	-	(144,240)	(317,384)	(1,649,815)
BALANCE AT DECEMBER 31, 2009	34,541,066	34,541,066	-	17,271	-	64,718,026	5,679,769	59,808,289	4,159,615	134,382,970
BALANCE AT JANUARY 1, 2010	34,541,066	34,541,066	-	17,271	-	64,718,026	5,679,769	59,808,289	4,159,615	134,382,970
Translation adjustment	-	-	-	-		-	-	-	5,110,249	5,110,249
Common stock issued for exercising stock options	108,405	108,405	-	54	-	17,946	-	-	-	18,000
Common stock issued for exercising warrants	15,881	15,881	-	8	-	(8)	-	-	-	-
Common stock issued for acquiring assets	70,560	70,560	-	35	-	608,192	-	-	-	608,227
Issuance of warrants to non-employees	-	-	-	-	-	193,428	-	-	-	193,428
Issuance of stock options to employees	-	-	-	-	-	1,089,000	-	-	-	1,089,000
Net income for year ended December 31, 20110	-	-	-	-	-	-	-	51,283,320	-	51,283,320
Transfer to statutory common reserve fund	-	-	-	-	-	-	4,591,524	(4,591,524)	-	-
BALANCE AT DECEMBER 31, 2010	34,735,912	34,735,912	-	17,368	-	66,626,584	10,271,293	106,500,085	9,269,864	192,685,194
BALANCE AT JANUARY 1, 2011	34,735,912	34,735,912	-	17,368	-	66,626,584	10,271,293	106,500,085	9,269,864	192,685,194
Translation adjustment	-	-	-	-		-	-	-	12,493,402	12,493,402
Common stock repurchased	-	(184,599)	184,599	-	(500,000)	-	-	-	-	(500,000)
Common stock issued for exercising stock options	9,430	9,430	-	5		(5)	-	-	-	-
Issuance of warrants to non-employees	-	-	-	-	-	452,000	-	-	-	452,000
Issuance of stock options to employees	-	-	-	-	-	7,029,400	-	-	-	7,029,400
Net income for year ended December 31, 2011	-	-	-	-	-	-	-	30,952,760	-	30,952,760
Transfer to statutory common reserve fund	-	-	-	-	-	-	4,138,264	(4,138,264)	-	-
BALANCE AT DECEMBER 31, 2011	34,745,342	34,560,743	184,599	17,373	(500,000)	74,107,979	14,409,557	133,314,581	21,763,266	243,112,756

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,952,760	$51,283,320	$30,591,415
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	210,347	-	-
Amortization of prepaid land leases	424,467	104,940	57,985
Depreciation and amortization	17,697,439	11,097,149	7,199,658
Allowance/(Reversal of allowance) for obsolete and slow-moving inventories	8,178	1,915	(9,182)
Write-off / Impairment loss on property, plant and equipment	7,570,566	-	-
Compensation income from local government for demolition of factory	(1,340,026)	-	-
Exchange loss on inter-company balances	1,398,574	-	-
Loss from disposal of property, plant and equipment	-	1,289,407	528,749
Deferred tax asset	(2,569,647)	(11,272)	(82,166)
Stock-based compensation expense	7,481,400	1,282,428	2,022,240
Changes in assets and liabilities:
Accounts receivable	995,713	(6,016,376)	(3,283,341)
Inventories	(1,621,118)	(1,970,745)	(222,749)
Prepayment and deposits	648,734	(685,266)	(3,920)
Other receivables	-	2,307	353
Accounts payable and accrued expenses	551,636	429,441	1,075,519
Retention payable	98,174	(221,805)	659,745
Due to related parties	-	(1,190)	1,190
Taxes payable	(3,459,768)	1,415,198	1,284,882
Net cash provided by operating activities	59,047,429	57,999,451	39,820,378

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(406,380)	(100,315)	(72,411)
Compensation received for demolition of factory	1,340,026	-	-
Proceeds from sales of property, plant and equipment	-	479,260	704,767
Purchase of property, plant and equipment	(52,907,374)	(39,463,457)	(38,876,657)
Net cash used in investing activities	(51,973,728)	(39,084,512)	(38,244,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	-	-	(1,650,000)
Repayment of stockholder’s notes payable	-	-	(50,000)
Repurchase of common stock	(500,000)	-	-
Repayment of capital lease obligation	(288,739)	-	-
Proceeds from private placement	-	2,192,919	21,307,142
Proceeds from exercising stock options	-	18,000	-
Repayment of loan payable		-	(4,031,775)
Advances (to)/from related parties	-	-	(852,067)
Repayment to related parties	-	-	(1,649,837)
Net cash (used in)/provided by financing activities	(788,739)	2,210,919	13,073,463

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,796,618	1,831,887	9,151
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,081,580	22,957,745	14,658,691
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	68,494,480	45,536,735	30,878,044
CASH AND CASH EQUIVALENTS - END OF YEAR	$78,576,060	$68,494,480	$45,536,735

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Expressed in U.S. dollars)

	Years Ended December 31,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$18,794,465	$16,917,029	$10,514,697

Interest paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inception capital lease obligation for acquiring property, plant and equipment	$3,127,913	$-	$-

Issuance of common stock for exercising stock options	$5	$48	$-

Issuance of common stock for exercising warrants	$-	$8	$-

Issuance of common stock for settlement of stockholder’s notes payable	$-	$-	$21,287,493

Issuance of common stock for acquiring property, plant and equipment	$-	$608,227	$6,028,588

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

As of December 31, 2011 and 2010, allowance for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2011, 2010 and 2009.

(g)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $78,526,060 and $68,444,480 with these institutions as of December 31, 2011 and 2010, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms. The balances of accounts receivable as of December 31, 2011 and 2010 are all amounts outstanding for less than three months.

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

(i)            Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Expenditures for new facilities or equipment, and major expenditures for betterment of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives. All other ordinary repair and maintenance costs are expensed as incurred.

Mineral rights are recorded at cost less accumulated depreciation and any impairment losses. Mineral rights are amortized ratably over the term of the lease, or the equivalent term under the units (in tonnes) of production method, whichever is shorter.

Construction in progress primarily represents direct costs of construction of property, plant and equipment. Costs incurred are capitalized and transferred to property, plant and equipment upon completion, at which time depreciation commences.

The Company’s depreciation and amortization policies on property, plant and equipment other than mineral rights and construction in progress are as follows:

Useful life (in years)
Buildings (including salt pans)	8 - 20
Plant and machinery (including protective shells, transmission channels and ducts)	5 - 8
Motor vehicles	5
Furniture, fixtures and equipment	8

In April 2011, the Company changed the estimated useful life of certain protective shells and transmission channels and ducts that included in plant and machinery from 8 years to 5 years. Initially, the Company expected the protective shells’ useful lives would be 8 years with reference to the past wear and tear experienced in 2005. In view of the increased rate of erosion experienced in last 2 years, which reduced the volume of brine water flowing into the bromine production process and adversely affected the annual bromine and crude salt production capacities and efficiencies; and the recent directional information from the Crude Salt Institutional Association in Shandong Province, PRC, which indicated that the latest erosion rate would be 20% per annum, the Company reduced the useful lives of such protective shells to 5 years to reflect the most productive cycle. Changes in estimates are accounted for on a prospective basis, by depreciating those plant and machinery current carrying values over their revised remaining useful lives. The effect of this change in estimate, compared to the original depreciation, for fiscal year 2011 was a pre-tax increment in depreciation expense of $975,517. The pre-tax increase (decrease) to depreciation expense in future periods is expected to be $1,115,252, $836,863, $219,197, ($380,464), ($1,225,851), ($927,600), ($566,456) and ($46,457) in the eight years ending December 31, 2019.

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

(k)           Recoverability of Long Lived Assets

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

In accordance with the provisions of the FASB ASC 360-10 “Impairment or Disposal of Long-lived Assets” subsections, (i) owned long-lived assets held and used with a carrying amount of $9,421,857 were written down to their fair value of $7,616,259, resulting in an impairment charge of $1,805,598, which was included in earnings for the year ended December 31, 2011; and (ii) long-lived assets held and used under capital lease with a carrying amount of $3,051,054 were written down to their fair value of $2,368,008, resulting in an impairment charge of $683,046, which was included in earnings for the year ended December 31, 2011. The following table sets forth the fair value and related impairment charges for the year ended December 31, 2011:

		Fair Value Measurements Using
Description	Year ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Owned long-lived assets (plant and machinery) held and used	$7,616,259	$-	$-	$7,616,259	$(1,805,598)
Long-lived assets (plant and machinery) held under capital lease and used	$2,368,008	$-	$2,368,008	-	$(683,046)
					$(2,488,644)

The above owned long-lived assets, which is classified as Level 3 in the fair value hierarchy, was valued using a discounted cash flow model incorporating assumptions that, in management’s judgment, reflect the assumptions marketplace participants would use at December 31, 2011. Such assumptions included an estimate of future cash flows and a discount rate based on the 5-year PRC Treasury bill rate.

The long-lived assets held under capital lease, which is classified as Level 2 in the fair value hierarchy, was valued by an independent appraiser using the market approach, which included mainly quoted prices for similar assets.

The Company determined that no impairment was required after going through the impairment testing to the operating long-lived assets as of December 31, 2010.

(l)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $431,428, $457,805 and $270,324 for the years ended December 31, 2011, 2010 and 2009, respectively.

(m)           Mineral Rights

The Company follows FASB ASC 805 “Business Combinations” that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

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

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(o)           Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated comprehensive income. The statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods as part of general and administrative expense. The statement of cash flows is translated at average rates during the reporting period, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

(p)           Foreign Operations

All of the Company’s operations and assets are located in PRC.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

(q)           Revenue Recognition

The Company recognizes revenue, net of value-added tax, when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

(r)           Income Taxes

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

(s)           Exploration Costs

Exploration costs, which included the cost of researching appropriate places to drill wells and the cost of actual drilling of potential natural brine resources, were charged to the income statement as incurred. For the year ended December 31, 2011, the Company incurred exploration costs in the amount of $7,034,153, in Sichuan province, PRC, for the drilling of exploratory wells and their associated facilities in order to confirm and measure the natural brine resources in the area of drilling. The Company completed the drilling of exploratory wells in December 2011 and received a testing report in mid-January 2012 which confirmed the underground brine water resources.

(t)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling as all customers arrange their own transportation of finished goods. The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue, which amounted to $506,331, $567,686 and $492,582 for the years ended December 31, 2011, 2010 and 2009, respectively.

(u)           Contingencies

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

(v)           Stock-based Compensation

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

(w)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 535,449, 14,250 and 305,449 shares for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2011	2010	2009
Numerator
Net income	$30,952,760	$51,283,320	$30,591,415

Denominator
Basic: Weighted-average common shares outstanding during the year	34,660,866	34,614,667	30,698,824
Add: Dilutive effect of stock options	12,749	60,662	2,873
Diluted	34,673,615	34,675,329	30,701,697

Net income per share
Basic	$0.89	$1.48	$1.00
Diluted	$0.89	$1.48	$1.00

(x)           Reclassification

The Company reclassified mineral resources compensation fees, previously included in “General and administrative expenses”, for year ended December 31, 2009 into “Cost of net revenue” and sales of wastewater and gain or loss on disposal of property, plant and equipment, previously included in “Other Income (Expense)” after “Income from Operations”, for the years ended December 31, 2010 and 2009 into “Other operating income” for sales of wastewater and gain on disposal of property, plant and equipment and “General and administrative expenses” for loss on disposal of property, plant and equipment to conform to the current year presentation. The above reclassifications had no impact on previously reported net income for the years ended December 31, 2010 and 2009.

(y)           Recently adopted accounting pronouncements

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, “Multiple-Delivery Revenue Arrangements” (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(y)           Recently adopted accounting pronouncements – Continued

The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010. On January 1, 2011, the Company adopted ASU 2009-13 on a prospective basis. The adoption did not have a material impact on the Company’s financial position or results of operations, but could have an impact on how the Company accounts for any future collaboration agreements, should the Company enter into any such agreements in the future.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU2010-06”). This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure requirements effective January 1, 2011. The adoption of this update did not have a material impact to the Company’s financial position.

(z)           Recently issued accounting pronouncements not yet adopted

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 82) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted, and the Company is therefore required to adopt this ASU on January 1, 2012. The Company is evaluating the guidance and does not expect its adoption to have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income (“OCI”) either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of OCI as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in OCI, how such items are measured or when they must be reclassified to net income. In December 2011, FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU 2011-12”), which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated OCI and OCI. ASU 2011-05 was set to be effective for interim and annual periods beginning after December 15, 2011, but is deferred by ASU 2011-12. The Company does not expect ASU 2011-05 or ASU 2011-12 to have a material impact on its financial statements or results of operations.

In December 2011, FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company has not completed its review of ASU 2011-11, but it does not expect its adoption to have a material impact on the Company’s results of operations, financial position or cash flows.

The Company does not believe that any other accounting standards and guidance with an effective date during year ended December 31, 2011 or issued during 2011 had or are expected to have a significant impact on the Company’s consolidated financial statements and the disclosures presented in the consolidated financial statements.

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

On December 30, 2010, SCHC acquired substantially all of the assets owned by the State-Operated Shouguang Qingshuibo Farm (the “Crude Salt Field”).  The Crude Salt Field includes a 30-year land lease covering 568 acres of crude salt field, as well as the related fixtures and facilities located on the crude salt field. The total purchase price for the Crude Salt Field was $11,023,000 in cash consideration.

Pursuant to the lease contract signed by SCHC on November 5, 2010 with State-Operated Shouguang Qingshuibo Farm (the “Lessor”), the Company recognized in January 2011 (1) a 20-year capital lease of a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, with an annual payment of RMB1,877,000 (approximately $295,365) up to December 31, 2030 to the Lessor, aggregating $3,127,913 (the present value of the minimum lease payments); and (2) a 20-year land lease and rights to new extraction wells on which the aforesaid real property, production facilities, channels and ducts, other production equipment and the buildings are situated, with an annual payment of RMB3,123,000 (approximately $495,651) up to December 31, 2030 to the Lessor. The lease was accounted for under FASB ASC 840-10-25 “Leases – Recognition” and the cost of $3,127,913 was included in property, plant equipment under capital lease in the first quarter of 2011.

The Company also enhanced the new plant and machinery leased in the first quarter of 2011 by making capital improvement in reconstruction and renovation work at a cost of approximately $3,050,400, which was recorded as buildings and plant and machinery, for the operation of the aforesaid real property, production facilities, channels and ducts, other production equipment and the buildings located on the property.

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

On December 22, 2011, the Company acquired substantially all of the assets owned by Liangcai Zhang in the Shouguang City Yangkou Township Area (the “Liangcai Zhang property” or “Factory No. 10”). The Liangcai Zhang property includes a 10-year land lease covering 1,700 acres of real property, with the related production facility, the wells, pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was RMB63 million (approximately $9,998,730) in cash. The Company expected to resume production with the newly acquired assets by the end of first quarter 2012 after repair and adjustments. A rental agreement was subsequently signed in February 2012 with the State-Operated Shandong Caiyangzi Saltworks for the lease of the parcel of land on which the aforesaid real property, production facilities, the wells, pipelines, other production equipment, and the buildings are situated, with an annual payment of RMB688,000 (approximately $109,192) up to December 31, 2021.

Each of the bromine factories and Crude Salt Field acquisitions described above was not in operation when the Company acquired the assets.  The owners of each of the bromine factories did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had previously been halted by the government. With respect to Factory No. 7, the assets had not been operational for twelve months; with respect to Factory No. 8, the assets had not been operational for thirteen months; with respect to Factory No. 9, the assets had not been operational for six months; and with respect to Factory No. 10, the assets had not been operational for more than six months. The Crude Salt Field had not been in operation for six months. The Company recorded the above transactions as purchase of assets.

NOTE 3 – INVENTORIES

Inventories consist of:

	As of December 31,
	2011	2010

Raw materials	$848,596	$769,817
Finished goods	3,604,247	1,916,775
Allowance for obsolete and slow-moving inventories	(14,871)	(6,693)
	$4,437,972	$2,679,899

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the year ended December 31, 2011, amortization of prepaid land lease totaled $424,467, which was recorded as cost of net revenue. During the year ended December 31, 2010, amortization of prepaid land lease totaled $104,940, of which $104,349 and $591 were recorded as cost of net revenue and administrative expenses, respectively. During the year ended December 31, 2009, amortization of prepaid land lease totaled $57,985, of which $57,398 and $587 were recorded as cost of net revenue and administrative expenses, respectively.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships.  Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land.  The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 101.52 square kilometers of aggregate carrying value of $766,748 and approximately 92.32 square kilometers square meters of aggregate carrying value of $743,275 as at December 31, 2011 and 2010, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of December 31,
	2011	2010
At cost:
Mineral rights	$6,318,750	$6,011,790
Buildings	40,974,528	38,878,225
Plant and machinery	136,862,383	88,149,060
Motor vehicles	7,024	6,683
Furniture, fixtures and office equipment	4,057,356	3,850,525
Total	188,220,041	136,896,283
Less: accumulated depreciation and amortization	(41,019,301)	(24,717,284)
Net book value	$147,200,740	$112,178,999

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The Company could not obtain property ownership certificates covering certain properties of aggregate carrying value of $33,108,012 and $33,868,298 as at December 31, 2011 and 2010, respectively.

In the fiscal year 2011, the Company reclassified certain protective shells for crude salt pans with cost of $2,204,600 (RMB14.6 million), previously included in building, into plant and equipment for consistent classification with other similar assets. Comparative figures for the fiscal year 2010 were reclassified to conform to the current year presentation. There is no impact on the statements of income as estimated useful lives of the assets being reclassified was not changed.

During the year ended December 31, 2011, depreciation and amortization expense totaled $17,432,382, of which $16,348,509 and $1,083,873 were recorded as cost of net revenue and administrative expenses, respectively.

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

In June 2010, the Company completed the construction of a production line for wastewater treatment chemical additives line at a total cost of RMB60 million (equivalent to $8,838,000).  A retention amount of $453,000 as of December 31, 2010, representing 5% of the total cost will be paid to Shouguang City Shengkun Construction Co., Ltd. upon one year after the completion date.

In mid-May 2011, the local PRC government requested to take the leased land of original Factory No. 4 for redevelopment and agreed to lease another parcel of land to the Company nearby to the existing Factory No. 4. The total construction cost of the new Factory No. 4 was approximately $6,207,901, which was completed and restarted operations in December 2011. A rental agreement was subsequently signed in February 2012 with the local Township government for the lease of the parcel of land with an annual payment of RMB100,000 (approximately $15,871) up to December 31, 2031.

The operations of the original Factory No. 4 were stopped in early July 2011 to cooperate with the demolition of the factory and the relocation of useful plant and machinery to the new factory. For those fixed assets that could not be relocated to the new factory, the Company recognized write-offs of $1,384,443 in the second quarter of 2011 and included the impairment loss in write-off / impairment on property, plant and equipment. A sum of $1,340,026 was received from the local PRC government in the third quarter of 2011 as compensation for the demolition of original Factory No. 4 and included in the income statement as other operating income.

Besides the assets acquisition as mentioned in Note 2, the Company carried out the following major enhancement projects to the existing facilities in 2011:

(a)	In the first quarter of 2011, the Company carried out enhancements to the new property, plant and machinery acquired under finance lease in January 2011 (see Note 6) by making capital improvement in reconstruction and renovation work at a cost of approximately $3,050,400, which was recorded as buildings ($297,349) and plant and machinery ($2,753,051), for the operation of the real property, production facilities, channels and ducts, other production equipment and the buildings located on the property (“Branch 1 of Factory No. 1”). The capital improvement works to the buildings and plant and equipment have estimated useful lives of 15-20 years and 5-8 years, respectively.

(b)	In late June 2011, the Company completed enhancement projects to its crude salt fields, extraction wells and transmission channels and ducts at a total cost of RMB210,113,600 (equivalent to $32,466,753), which were recorded as plant and machinery. In particular, the Company incurred reconstruction and renovation works at a cost of approximately $12,379,153 for its existing crude salt fields in Factory No. 1, 5 to 9, at costs of approximately $12,361,600 for its extraction wells in Factory No. 1 to 9, and $7,726,000 for its transmission channels and ducts, respectively, in Factory No. 1 to 9. The enhancement work to existing extraction wells, drilling deeper underground for better quality brine water, has estimated useful lives of 8 years. None of the existing extraction wells were impaired as a result of the drilling enhancement. The enhancement works to crude salt fields, transmission channels and ducts, replacing eroded protective shells for crude salt fields and transmission channels and ducts, have estimated useful lives of 5 years. Certain eroded protective shells for crude salt fields and transmission channels and ducts, with net book values of $1,632,004 and $1,315,476, respectively, were replaced during the enhancement projects, write-offs of the same amounts, were made in the second quarter of 2011 and included in write-off / impairment on property, plant and equipment. The Company also recognized write-offs of certain eroded protective shells for transmission channels and ducts, without enhancement works, with net book values of $749,999, during the regular inspection of fixed assets, and included in write-off / impairment on property, plant and equipment.

(c)	In mid-June 2011, the Company switched its production line for wastewater treatment chemical additives, with net book value of $8,320,410, to the production of pharmaceutical and agricultural chemical intermediates at a cost of $153,426 as the Company experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. An impairment of $1,805,598 was made in the second quarter of 2011 and included in write-off / impairment on property, plant and equipment.

Enhancements of protective shells to the crude salt fields, extraction wells and transmission channels and ducts are carried out every 5 to 8 years, depending on the need to do so, that is, when regular repair and maintenance work identifies the replacement needs. The erosion rate of protection shells is affected by different weather conditions and the change in acid components of brine water over time.

There were no impairment provisions made at December 31, 2010 and 2009.

For the years ended December 31, 2011, 2010 and 2009, ordinary repair and maintenance expenses were $1,078,134, $199,257 and $27,317, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	As of December 31,
	2011	2010
At cost:
Buildings	$130,605	$-
Plant and machinery	2,476,460	-
Total	2,607,065	-
Less: accumulated depreciation and amortization	(270,145)	-
Net book value	$2,336,920	$-

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2011, depreciation and amortization expense totaled $265,057, of which $172,103 and $92,954 were recorded as cost of sales and administrative expenses respectively.

An impairment of $683,046 was made in the second quarter of 2011 for those idle assets without enhancements and adjustments been performed in early 2011, and included in write-off / impairment on property, plant and equipment.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2011	2010

Accounts payable	$3,645,804	$5,661,329
Salary payable	132,454	121,121
Social security insurance contribution payable	39,129	30,946
Amount due to a contractor	1,422,042	-
Price adjustment funds	1,031,685	-
Other payables	1,102,529	606,339
Total	$7,373,643	$6,419,735

NOTE 8 – DUE TO A RELATED PARTY AND RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Years ended December 31,
	2011	2010	2009
Purchase of raw materials from a related party:
-Shouguang Hongye Trading Company Limited (Note (a))	$-	$3,628,986	$-

Note (a) -	Mr. Zhi Yang, a shareholder and son of the Chairman of the Company, had a 10% equity interest in Shouguang Hongye Trading Company Limited (“Hongye”) for the period from August 4, 2010 to December 2, 2010. Since December 2, 2010, Mr. Zhi Yang has not had any ownership interest in Hongye. Hongye is one of the major suppliers to the Company of sulfur, raw coal and various chemicals for the production of bromine and chemical products. The outstanding payables to Hongye, which were included in accounts payable as at December 31, 2010, amounted to $1,146,810. The products were sold to the Company by Hongye at market prices.

During the fiscal year 2011, the Company borrowed a sum of $7,823,475, and fully repaid later during the same year, from Jiaxing Lighting Appliance Company Limited (“Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	As of December 31,
	2011	2010

Income tax payable	$1,761,452	$4,377,314
Mineral resource compensation fee payable	410,719	486,585
Value added tax payable	540,463	1,031,525
Land use tax payable	1,081,117	966,397
Other tax payables	264,799	301,274
Total	$4,058,550	$7,163,095

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	As of December 31,
	Interest rate	2011	2010
Total capital lease obligations	6.7%	$3,226,300	$-
Less: Current portion		(189,742)	-
Capital lease obligations, net of current portion		$3,036,558	$-

Interest expense from capital lease obligations amounted to $210,347, was charged to the income statements for the year ended December 31, 2011.

NOTE 11 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of December 31, 2011 for SCHC and SYCI is 30% and 50% of its registered capital respectively.

NOTE 12 – COMMON STOCK

The Company changed the trading ticker symbol of its common stock on the NASDAQ Global Select Market to “GURE” effective at the open of the market on June 30, 2011.

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

In September 2009, the Company issued 1,057,341 shares of its common stock, valued at $5,413,588, to acquire assets owned by Han Wang, Qing Yang and Yuliang Gao.

NOTE 12 – COMMON STOCK – Continued

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

NOTE 13 – TREASURY STOCK

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

NOTE 14 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan, the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares.

The fair value of each option award below is estimated on the date of grant using the Black-Scholes option-pricing model. The risk free rate is based on the yield-to-maturity in continuous compounding of the US Government Bonds with the time-to-maturity similar to the expected tenor of the option granted, volatility is based on the annualized historical stock price volatility of the Company, and the expected life is based on the expected tenor, which has been taken into account of early exercise behavior of the option holder.

The Company issued 25,000 warrants on August 1, 2008 at a price of $4.80 per share as part of a consulting agreement with its investor relations firm. These options fully vested on August 1, 2009. The warrants were valued at $65,000, fair value, with assumed 162% volatility, a four-year expiration term, a risk free rate of 3% and no dividend yield. The value of the warrants will be expensed over one year, which is the term of the consulting agreement. For the year ended December 31, 2009, $48,616 was recognized as consulting expense.

In March 2009, the Company granted to 9 management staff (including 4 directors of the Company) options to purchase a total of 150,000 shares (25,000 for each of the executive directors, and 12,500 each for one non-executive independent director and 5 other management staff) of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The options were valued at $143,820 fair value, with assumed 174% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $143,820 was recognized as general and administrative expenses.

In May 2009, the Company granted to a director options to purchase 12,500 shares of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The options were valued at $20,486 fair value, with assumed 170% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $20,486 was recognized as general and administrative expenses.

NOTE 14 – STOCK-BASED COMPENSATION – Continued

In June 2009, the Company granted to a director options to purchase 25,000 shares of the Company’s common stock at an exercise price of $4.80 per share and the options vested immediately. The options were valued at $39,534 fair value, with assumed 167% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $39,534 was recognized as general and administrative expenses.

In October 2009, the Company granted to 2 management staff options to purchase 37,500 shares of the Company’s common stock at an exercise price of $6.44 per share and the options vested immediately. The options were valued at $219,656 fair value, with assumed 161% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $219,656 was recognized as general and administrative expenses.

In October 2009, the Company granted to an independent director options to purchase 12,500 shares of the Company’s common stock at an exercise price of $9.65 per share and the options vested immediately. The options were valued at $90,648 fair value, with assumed 160% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $90,648 was recognized as general and administrative expenses.

In November 2009, the Company granted to an independent director options to purchase 12,500 shares of the Company’s common stock at an exercise price of $10.14 per share and the options vested immediately. The options were valued at $92,315 fair value, with assumed 152% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $92,315 was recognized as general and administrative expenses.

In December 2009, the Company granted to an investment bank warrants to purchase 176,471 shares of the Company’s common stock at an exercise price of $10.2 per share and the warrants vested immediately. The warrants were valued at $1,367,156 fair value, with assumed 156% volatility, a three-year expiration term, a risk free rate of 1.43% and no dividend yield. For the year ended December 31, 2009, $1,367,156 was recognized as general and administrative expenses.

In February 2010, the Company granted to 8 management staff options to purchase 132,500 shares of the Company’s common stock at an exercise price of $8.25 per share and the options vested immediately. The options were valued at $995,539 fair value, with assumed 154% volatility, a three-year expiration term with expected tenor of 1.5 years, a risk free rate of 1.60% and no dividend yield. For the year ended December 31, 2010, $995,539 was recognized as general and administrative expenses.

In February 2010, the Company granted to the investor relations firm warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $12 per share and the warrants vested immediately. The warrants were valued at $193,428 fair value, with assumed 155% volatility, a four-year expiration term, a risk free rate of 1.60% and no dividend yield. For the year ended December 31, 2010, $193,428 was recognized as general and administrative expenses.

In November 2010, the Company granted to 2 independent directors options to purchase 25,000 shares of the Company’s common stock at an exercise price of $10.43 per share and the options vested immediately. The options were valued at $93,462 fair value, with assumed 76% volatility, a three-year expiration term with expected tenor of 1.5 years, a risk free rate of 0.30% and no dividend yield. For the year ended December 31, 2010, $93,462 was recognized as general and administrative expenses.

In February 2011, the Company granted to the investor relations firm a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $12.6 per share and the warrants vested immediately. The warrant was valued at $452,000 fair value, with assumed 193.42% volatility, a five-year expiration term, a risk free rate of 2.30% and no dividend yield. For the year ended December 31, 2011, $452,000 was recognized as general and administrative expenses.

In early March 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $9.16 per share and the options vested immediately. The options were valued at $35,000 fair value, with assumed 64.5% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.46% and no dividend yield. For the year ended December 31, 2011, $35,000 was recognized as general and administrative expenses.

In late March 2011, the Company granted to 3 executive officers options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $4.97 per share and the options are exercisable in equal installments over periods of two years. The options were valued at $4,317,000 fair value, with assumed 77.22% to 94.36% volatility, a four-year expiration term with expected tenors of 2 to 2.49 years, risk free rates of 0.81% to 1.05% and no dividend yield. For the year ended December 31, 2011, $1,945,000 was recognized as general and administrative expenses.

NOTE 14 – STOCK-BASED COMPENSATION – Continued

In late March 2011, the Company also granted to 18 management staff options to purchase 654,000 shares of the Company’s common stock at an exercise price of $4.97 per share and the options are exercisable in equal installments over periods of three years. The options were valued at $2,632,000 fair value, with assumed 77.22% to 118.84% volatility, a four-year expiration term with expected tenors of 2 to 3 years, risk free rates of 0.81% to 1.29% and no dividend yield. For the year ended December 31, 2011, $706,000 was recognized as general and administrative expenses.

In early May 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.93 per share and the option vested immediately. The option was valued at $15,800 fair value, with assumed 79.91% volatility, a four-year expiration term with expected tenor of 2 years, a risk free rate of 0.57% and no dividend yield. For the year ended December 31, 2011, $15,800 was recognized as general and administrative expenses.

In late June 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $3.10 per share and the option vested immediately. The option was valued at $15,200 fair value, with assumed 86.36% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.32% and no dividend yield. For the year ended December 31, 2011, $15,200 was recognized as general and administrative expenses.

In late September 2011, the Company and certain management staff and directors mutually agreed to cancel certain unexercised and all non-vested stock options previously granted for an aggregate of 1,181,000 shares of the Company’s common stock, having exercise prices between $4.97 to $8.25 per share, without consideration. In accordance with ASC 718-20-35-9, “Awards Classified as Equity — Cancellation and Replacement”, the Company accelerated the remaining expense on these cancelled awards that resulted in $4,298,000 recorded in general and administrative expense for the year ended December 31, 2011.

In November 2011, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.41 per share and the option vested immediately. The option was valued at $14,400 fair value, with assumed 94.7% volatility, a three-year expiration term with expected tenor of 1.5 years, a risk free rate of 0.16% and no dividend yield. For the year ended December 31, 2011, $14,400 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2009 and December 31, 2011.

	Number of Option	Number of Option	Number of Option	Range of
	and Warrants	and Warrants	and Warrants	Exercise Price per
	Outstanding	Non-vested	Vested	Common Share
Balance, January 1, 2009	325,000	212,500	112,500	$0.84 - $10.04
Granted during the year ended December 31, 2009	426,471	426,471	-	$4.80 - $10.20
Vested during the year ended December 31, 2009	-	(513,970)	513,970	$4.80 - $10.20
Forfeited or expired during the year ended December 31, 2009	(250,000)	(125,001)	(124,999)	$10.04
Balance, December 31, 2009	501,471	-	501,471	$0.84 - $10.20
Granted and vested during the year ended December 31, 2010	182,500	-	182,500	$8.25 - $12.00
Exercised during the year ended December 31, 2010	(225,000)	-	(225,000)	$1.44 - $8.20
Balance, December 31, 2010	458,971	-	458,971	$0.84 - $12.00
Granted during the year ended December 31, 2011	1,954,000	1,954,000	-	$2.41 - $12.60
Vested during the year ended December 31, 2011	-	(918,000)	918,000	$2.41 - $12.60
Exercised during the year ended December 31, 2011	(12,500)	-	(12,500)	$0.84
Forfeited, canceled or expired during the year ended December 31, 2011	(1,256,000)	(1,036,000)	(220,000)	$4.80 - $10.43
Balance, December 31, 2011	1,144,471	-	1,144,471	$2.41 - $12.60

NOTE 14 – STOCK-BASED COMPENSATION – Continued

Stock and Warrants Options Outstanding
			Weighted Average	Weighted Average
	Outstanding		Remaining	Exercise Price of
	at December 31,	Range of	Contractual Life	Options Currently
	2011	Exercise Prices	(Years)	Outstanding
Exercisable and outstanding	1,144,471	$2.41 - $12.60	2.91	$6.30

The weighted average grant-date fair values as at December 31, 2011, 2010 and 2009 were $7.29, $8.83 and $6.84, respectively.

At December 31, 2011 and 2010, the aggregate intrinsic value of the stock options and warrants were $1,382,612 and $75,647, respectively.

NOTE 15 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2011, 2010 and 2009, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended 31 December 31, 2011, 2010 and 2009.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the years.  The applicable statutory tax rates for the years ended December 31, 2011, 2010 and 2009 are 16.5%.

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

As of December 31, 2011 and 2010, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC are $180,939,187 and $129,201,268, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2011 and 2010, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of December 31, 2011 and 2010, the unrecognized WHT are $7,965,999 and $5,431,616, respectively.

NOTE 15 – INCOME TAXES – Continued

The components of the provision for income taxes from continuing operations are:

	Years ended December 31,
	2011	2010	2009

Current taxes – PRC	$15,972,518	$18,066,297	$11,266,564
Deferred tax – PRC	(2,569,647)	(11,448)	(82,166)
	$13,402,871	$18,054,849	$11,184,398

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2011	2010	2009

Statutory income tax rate	25%	25%	25%
Non-taxable items	(1)%	0%	0%
Non-deductible items	3%	0%	0%
US federal net operating loss	3%	1%	2%
Effective tax rate	30%	26%	27%

As of December 31, 2011 and 2010, the Company had US federal net operating loss (“NOL”) of approximately $30 million and $25 million available to offset against future federal income tax liabilities, respectively.  NOL can be carried forward up to 15 years from the year the loss is incurred. NOL of approximately $12 million will expire at the beginning of 2014. The Company believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$3,718	$1,674
Impairment on property, plant and equipment	639,031	-
Exploration costs	1,797,391	-
Repair and maintenance costs	224,984	-
Property, plant and equipment	81,060	98,020
Property, plant and equipment under capital leases	(8,001)	-
US federal net operating loss	10,111,821	7,698,225
Total deferred tax assets	12,850,004	7,797,919
Valuation allowance	(10,111,821)	(7,698,225)
Net deferred tax asset	$2,738,183	$99,694

Current deferred tax asset	$228,702	$99,694
Long-term deferred tax asset	$2,509,481	$-

The increase in valuation allowance for each of the years ended December 31, 2011, 2010 and 2009 is $2,413,596, $1,005,799 and $1,101,800, respectively.

There was no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2011 and 2010.

Tax returns filed regarding tax years from 2005 through 2011 are subject to review by the respective tax authorities.

NOTE 16 – BUSINESS SEGMENTS

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

Year Ended		Crude	Chemical	Segment
December 31, 2011	Bromine *	Salt *	Products	Total	Corporate	Total
Net revenue (external customers)	$107,849,304	$15,918,655	$41,212,494	$164,980,453	$-	$164,980,453
Net revenue (intersegment)	2,979,826	-	-	2,979,826	-	2,979,826
Income (loss) from operations before taxes	37,023,963	7,688,190	10,237,586	54,949,739	(10,651,281)	44,298,458
Income taxes	9,373,961	1,466,421	2,562,489	13,402,871	-	13,402,871
Income (loss) from operations after taxes	27,650,002	6,221,769	7,675,097	41,546,868	(10,651,281)	30,895,587
Total assets	160,421,921	51,109,956	46,010,276	257,542,153	785,546	258,327,699
Depreciation and amortization	11,584,237	3,496,310	2,616,892	17,697,439	-	17,697,439
Capital expenditures	34,792,502	20,331,308	1,197,331	56,321,141	-	56,321,141
Write-off / Impairment	3,749,435	2,015,533	1,805,598	7,570,566	-	7,570,566

Year Ended		Crude	Chemical	Segment
December 31, 2010	Bromine *	Salt *	Products	Total	Corporate	Total
Net revenue (external customers)	$99,211,812	$14,971,774	$44,151,437	$158,335,023	$-	$158,335,023
Net revenue (intersegment)	3,972,997	-	-	3,972,997	-	3,972,997
Income (loss) from operations before taxes	48,474,611	11,360,476	12,218,613	72,053,700	(2,957,467)	69,096,233
Income taxes	12,943,451	2,040,287	3,071,111	18,054,849	-	18,054,849
Income (loss) from operations after taxes	35,531,160	9,320,189	9,147,502	53,998,851	(2,957,467)	51,051,384
Total assets	128,513,686	39,696,781	38,153,844	206,364,311	356,713	206,721,024
Depreciation and amortization	7,570,660	1,286,253	2,240,236	11,097,149	-	11,097,149
Capital expenditures	19,458,955	13,712,849	7,483,230	40,655,034	-	40,655,034

Year Ended		Crude	Chemical	Segment
December 31, 2009	Bromine *	Salt *	Products	Total	Corporate	Total
Net revenue (external customers)	$63,679,888	$10,650,698	$35,946,322	$110,276,908	$-	$110,276,908
Net revenue (intersegment)	1,073,502	-	-	1,073,502	-	1,073,502
Income (loss) from operations before taxes	25,098,035	7,328,045	12,530,417	44,956,497	(3,244,411)	41,712,086
Income taxes	6,898,130	1,153,738	3,132,530	11,184,398	-	11,184,398
Income (loss) from operations after taxes	18,199,905	6,174,307	9,397,887	33,772,099	(3,244,411)	30,527,688
Total assets	96,216,832	19,404,626	28,274,118	143,895,576	2,527,592	146,423,168
Depreciation and amortization	5,182,245	866,750	1,150,663	7,199,658	-	7,199,658
Capital expenditures	30,898,856	5,167,949	8,838,440	44,905,245	-	44,905,245

NOTE 16 – BUSINESS SEGMENTS – Continued

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Years ended December 31,
Reconciliations	2011	2010	2009

Total segment operating income	$54,949,739	$72,053,700	$44,956,497
Corporate costs	(10,651,281)	(2,957,467)	(3,244,411)
Income from operations	44,298,458	69,096,233	41,712,086
Other income	57,173	241,936	63,727
Income before taxes	$44,355,631	$69,338,169	$41,775,813

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2011.

				Chemical	Total	Percentage of
		Bromine	Crude Salt	Products	Revenue	Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shandong Morui Chemical Company Limited	$13,864	$3,020	$2,663	$19,547	11.9%
TOTAL		$13,864	$3,020	$2,663	$19,547	11.9%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2010.

				Chemical	Total	Percentage of
		Bromine	Crude Salt	Products	Revenue	Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shouguang City Rongyuan Chemical Company Limited	$13,106	$3,634	$-	$16,740	10.6%
TOTAL		$13,106	$3,634	$-	$16,740	10.6%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2009.

				Chemical	Total	Percentage of
		Bromine	Crude Salt	Products	Revenue	Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shandong Morui Chemical Company Limited	$9,533	$1,940	$-	$11,473	10.4%
2	Shouguang City Rongyuan Chemical Company Limited	$9,448	$1,991	$-	$11,439	10.4%
TOTAL		$18,981	$3,931	$-	$22,912	20.8%

NOTE 17 – MAJOR SUPPLIERS

During the year ended December 31, 2011, the Company purchased 80.7% of its raw materials from its top five suppliers. At December 31, 2011, amounts due to those suppliers included in accounts payable were $2,883,384.  During the year ended December 31, 2010, the Company purchased 89.1% of its raw materials from its top five suppliers.  At December 31, 2010, amounts due to those suppliers included in accounts payable were $5,126,619.  During the year ended December 31, 2009, the Company purchased 49.5% of its raw materials from its top five suppliers.  At December 31, 2009, amounts due to those suppliers included in accounts payable were $4,016,890. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 18 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2011, the Company sold 42.2% of its products to its top five customers.  At December 31, 2011, amount due from these customers was $9,933,995. During the year ended December 31, 2010, the Company sold 41.7% of its products to its top five customers. At December 31, 2010, amount due from these customers were $10,226,812. During the year ended December 31, 2009, the Company sold 40.1% of its products to its top five customers. At December 31, 2009, amount due from these customers were $5,449,638. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2011 and 2010.

NOTE 20 –RESEARCH AND DEVELOPMENT EXPENSES

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

Since the second quarter of 2010, SYCI conducted research for the new production line of wastewater treatment additives, the purpose of which is for the testing of the manufacturing routine and samples. The new production line was started operation and normal production in April 2011. However, the Company switched the aforesaid production line to the production of pharmaceutical and agricultural chemical intermediates in mid-June 2011 as the Company experienced some technological limitations on extraction purity, which lead to a lower than expected gross margin for wastewater treatment chemical additives. The research and development expense incurred for the new production line of wastewater treatment additives from outside parties and the consumption of bromine produced by the Company during the year ended December 31, 2011 were $56,286 and $105,739, respectively. The research and development expense incurred for the new production line of wastewater treatment additives from outside parties and the consumption of bromine produced by the Company during the year ended December 31, 2010 were $847,919 and $848,990, respectively.

The total research and development expense recognized in the income statements during the years ended December 31, 2011, 2010 and 2009 were $398,842, $2,200,291 and $500,406, respectively.

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

NOTE 22 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of December 31, 2011, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased five pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2030, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of December 31, 2011.

NOTE 22 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

The following table sets forth the Company’s contractual obligations as of December 31, 2011:

	Capital Lease	Operating Lease	Purchase
	Obligations	Obligations	Obligations
Payable within:
the next 12 months	$297,899	$590,037	$-
the next 13 to 24 months	297,898	640,837	-
the next 25 to 36 months	297,899	645,177	-
the next 37 to 48 months	297,898	649,681	-
the next 49 to 60 months	297,899	654,316	-
thereafter	4,170,582	18,009,119	-
Total	$5,660,075	$21,189,167	$-
Less: Amount representing interest	(2,433,775)
Present value of net minimum lease payments	$3,226,300

Rental expenses related to operating leases of the Company amounted to $583,123, $104,940 and $42,102 were charged to the income statements for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 23 – LEGAL PROCEEDINGS

Lock-up Agreement

The Company settled litigation in connection with 5,250,000 shares of the Company’s Common Stock (the “Shares”) pledged as collateral for certain loans from War Chest Capital Multi-Strategy Fund LLC, War Chest Capital Partners, LLC and/or a War Chest related entity (collectively, “War Chest”) to Top King Group Limited (“Top King”), Billion Gold Group Limited (“Billion Gold”), and Topgood International Limited (“Topgood”) (collectively, the “Holders”).

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

NOTE 23 – LEGAL PROCEEDINGS – Continued

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

As of May 6, 2011, all parties to the litigation entered into a settlement agreement resolving the litigation in its entirety. The terms of the settlement are confidential. The parties have fulfilled all necessary obligations under the settlement agreement, and the litigation (including HAP’s formerly pending motion) has been dismissed by stipulation of all parties, with prejudice.

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the “Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, which is now captioned Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011.  Lead plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company.  The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount. On November 7, 2011, the Company filed a motion to dismiss the amended complaint. On December 30, 2011, lead plaintiffs filed an opposition to the Company’s motion to dismiss the amended complaint. The Company filed a reply in further support of its motion to dismiss on February 6, 2012. In response to the Company’s reply in further support of its motion to dismiss, lead plaintiffs filed an objection on February 17, 2012, to certain documents filed by the Company in support of its motion to dismiss. The Company opposed the objection on February 22, 2012, to which lead plaintiffs replied in further support of their objection on February 23, 2012. The Court has not yet ruled on the motion to dismiss nor the objections raised by lead plaintiffs. The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses from this litigation.

The legal costs incurred for the year ended December 31, 2011 in connection with the above legal cases amounted to $592,576, which was included in the income statements as general and administrative expenses.

NOTE 24 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from December 31, 2011 to the date which our financial statements have been issued and were available to be issued, and has concluded that no material subsequent events have occurred since December 31, 2011 that required recognition or disclosure in our current year financial statements. Subsequent events that may occur after the date of issue of financial statements have not been evaluated.

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2011		2010
			Unaudited
Current Assets
Prepayments and deposits		$307,600	$-
Total Current Assets		307,600	-
Non-Current Assets
Interests in subsidiaries		192,636,852	139,936,042
Amounts due from group companies		52,494,771	54,372,933
Total non-current assets		245,131,623	194,308,975
Total Assets		$245,439,223	$194,308,975

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses		$1,036,513	$507,917
Amounts due to group companies		1,289,954	1,115,864
Total Liabilities		$2,326,467	$1,623,781

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,745,342 and 34,735,912 shares issued; and 34,560,743 and 34,735,912 shares outstanding as of December 31, 2011 and 2010, respectively		17,373	17,368
Treasury stock; 184,599 shares as of December 31, 2011 at cost		(500,000)	-
Additional paid-in capital		74,107,979	66,626,584
Retained earnings unappropriated		133,314,581	106,500,085
Retained earnings appropriated		14,409,557	10,271,293
Cumulative translation adjustment		21,763,266	9,269,864
Total Stockholders’ Equity		243,112,756	192,685,194
Total Liabilities and Stockholders’ Equity		$245,439,223	$194,308,975

Condensed Statements of Income

	Years Ended December 31,
	2011	2010	2009
		Unaudited	Unaudited
OPERATING (EXPENSES) INCOME
General and administrative expenses	$(9,552,707)	$(2,957,467)	$(3,240,497)
Other operating income	300,000	-	-
TOTAL OPERATING EXPENSES	(9,252,707)	(2,957,467)	(3,240,497)
OTHER EXPENSES
Interest expense	(1,941)	(764)	-
TOTAL OTHER EXPENSES	(1,941)	(764)	-
TOTAL EXPENSES	(9,254,648)	(2,958,231)	(3,240,497)
Equity in net income of subsidiaries	40,207,408	54,241,551	33,831,912
INCOME BEFORE TAXES	30,952,760	51,283,320	30,591,415
INCOME TAXES	-	-	-
NET INCOME	$30,952,760	$51,283,320	$30,591,415

S-1

Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,952,760	$51,283,320	$30,591,415
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in unconsolidated subsidiaries	(40,207,408)	(54,241,551)	(33,831,912)
Stock-based compensation expense	7,481,400	1,282,428	2,022,240
Changes in assets and liabilities:
Prepayment and deposits	(307,600)	-	-
Other payables and accrued expenses	528,596	201,800	(964,564)
Net cash used in operating activities	(1,552,252)	(1,474,003)	(2,182,821)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(500,000)	-	-
Proceeds from private placement	-	2,192,920	21,307,142
Proceeds from exercising stock options	-	18,000	-
Advances from / (to) group companies	2,052,252	(736,917)	(19,124,299)
Net cash provided by financing activities	1,552,252	1,474,003	2,182,821
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-	-
CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$-	$-

Notes:

(i)	Basis of presentation

In the condensed parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its subsidiaries is included in condensed statements of income using the equity method. These condensed parent-company-only financial statements should be read in connection with the consolidated financial statements and notes thereto.

As of December 31, 2011, the Company itself has no purchase commitment, capital commitment and operating lease commitment for the condensed parent-company-only financial statements.

(ii)	Restricted Net Assets

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Gulf Resources, Inc. exceed 25% of the consolidated net assets of Gulf Resources, Inc. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of the Company’s operations and revenues are conducted and generated in China, a significant portion of the revenues being earned and currency received are denominated in RMB. RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

S-2

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Previous Independent Accountants

On December 8, 2011, we dismissed BDO Limited (“BDO”) as our principal independent accountant. BDO was engaged by us on February 10, 2010. The decision to dismiss BDO as our independent accountant was approved by our Audit Committee on December 8, 2011.

We have had no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, within the period from BDO’s engagement and through the fiscal year ended December 31, 2010 and subsequently up to the date of dismissal which disagreements that, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of our financial statements.

None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the period from BDO’s engagement and through the fiscal year of the Company ended December 31, 2010 and subsequently up to the date of dismissal except for the following: as described in BDO’s annual report dated March 16, 2011 on our internal control over financial reporting included in the Company’s Form 10-K for the year ended December 31, 2010, in BDO’s opinion the Company had not maintained effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We agreed with BDO’s report on the point that there was a weakness in our internal control and concluded that we did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010.

BDO’s audit reports on financial statements for the fiscal years ended December 31, 2009 and December 31, 2010 of the Company contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

We provided BDO with a copy of this disclosure before its filing with the SEC, providing BDO with the opportunity to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of its views, or the respect in which BDO does not agree with the above statements. A copy of such letter from BDO dated December 8, 2011 has been filed as an Exhibit to our current report on Form 8-K filed with the SEC on December 14, 2011.

New Independent Accountants

On December 8, 2011, we engaged Morison Cogen LLP ("MC") to serve as our independent registered accounting firm. The decision to engage MC as our principal independent accountant was approved by our Audit Committee on December 8, 2011. MC was previously engaged as our independent principal accountant as of and during the fiscal years ended December 31, 2007, 2008 and 2009 and for the subsequent interim period ended February 9, 2010. Due to the engagement of BDO on February 10, 2010, MC did not perform an audit of our financial statements for the fiscal year ended December 31, 2009.

During the period of MC’s prior engagement (i) there were no disagreements with MC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to MC’s satisfaction, would have caused MC to make reference in connection with its opinion to the subject matter of the disagreement, and (ii) there were no “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K except for the following: as described in MC’s annual report dated March 12, 2009 on our internal control over financial reporting included in the Company’s Form 10-K for the year ended December 31, 2008, that in MC’s opinion we had not maintained effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although we agreed with MC’s report on the point that there was a weakness in our internal control, management did not believe the weakness was material and concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our Audit Committee discussed with MC its opinion that we had not maintained effective internal controls over financial reporting as of December 31, 2008. In addition, we have authorized MC to respond fully to the inquiries of MC’s successor accountant concerning such opinion. An amendment to a current report on Form 8-K was filed on March 23, 2010 to disclose the matters in connection with MC’s dismissal on February 9, 2011 and is hereby incorporated by reference.

During the period commencing February 10, 2010, when BDO was engaged by us as its independent principal accountant, until December 8, 2011 when MC was re-engaged in such capacity, we did not consult with MC regarding (i) the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on our consolidated financial statements and no written or oral advice was provided by MC that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement or event as set forth in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure   We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation and the identification of two material weaknesses in our internal control over financial reporting, as further discussed below under “Management’s Report on Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company did not maintain, in all material respect, effective disclosure controls and procedures in timely alerting it to material information to be disclosed in its periodic reports under the Exchange Act.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that the Company had the following material weaknesses:

1.	Improper accounting treatment for translation loss on intercompany payable, denominated in a foreign currency, due to a subsidiary; and

2.	Failure to maintain effective controls over the identification of related parties and the disclosure of related party transactions in the Company’s consolidated financial statements.

During the preparation of our financial statements contained in this Annual Report, the auditor identified that short-term borrowings in USD from and settlements to Jiaxing Lighting Appliance Company Limited (“Jiaxing Lighting”) during the fiscal year 2011 are related party transactions as Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% interest in Jiaxing Lighting. The Chairman explained that the short-term borrowings in USD were used to fulfill daily operating expenses denominated in USD as the procedures to convert RMB take times where most of our cash balances are denominated in RMB, and that the short-term borrowings were fully settled in short period of time in either RMB or USD. Management concluded that the subject transactions had no impact on the Company as a whole.

During the preparation of our financial statements contained in this Annual Report, the auditor also identified that a certain translation loss on an intercompany payable due to a subsidiary for a short-term borrowing was included improperly in our Statements of Comprehensive Income, which should have been charged to the Statements of Income instead. After this incident was identified, management further investigated all intercompany translations during the fiscal year 2011 and concluded that no similar incidents occurred.

Accordingly, management concluded that the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011 because of two material weaknesses as stated above. As a result of this conclusion, management started to formulate and implement a program to remedy the material weaknesses described above. We also expect to increase the areas to be reviewed and discussed with the Board of Directors. As of the date of this report, we have taken the following steps to continue to improve our internal control over financial reporting:

˜	We will continue to educate our management personnel to comply with the related party disclosure requirements of the Exchange Act and Regulation S-K; and
˜	We will increase management oversight to timely report any related party transactions and the translation gain or loss on intercompany balances in the future.

Attestation Report of the Registered Public Accounting Firm  See Page F-2 of this Form 10-K for the Report of Independent Registered Public Accounting Firm, Morison Cogen LLP, on our effectiveness of internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting We have implemented the following steps during our most recently completed fiscal quarter to improve our internal control over financial reporting to address the material weaknesses as mentioned for the three-month period ended September 30, 2011:

˜	Provided several ongoing training courses in U.S. GAAP to our existing accounting department personnel, including our CFO.

There have not been other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2012 annual meeting of stockholders (the “2012 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011.

Item 10.  Directors and Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2012 Proxy Statement and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2012 Proxy Statement and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions, and Director Independence” and “Election of Directors — Board Meetings and Committees” in the 2012 Proxy Statement and incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is included under the caption “Audit Committee Report” in the 2012 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b)	Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on December 12, 2007.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007.

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-46580) declared effective on November 18, 1992.

3.2	Amendment to Restated Certificate of Incorporation., increasing the authorized capital stock, incorporated herein by reference to Exhibit A to the Registrant's definitive Schedule 14A filed on October_, 1995.

3.3	Amendment to Restated Certificate of Incorporation., increasing the authorized capital stock, incorporated herein by reference to Exhibit B to the Registrant's definitive Schedule 14A filed on August 12, 1997.

3.4	Amendment to Restated Certificate of Incorporation., increasing the authorized capital stock, incorporated herein by reference to Exhibit A to the Registrant's definitive Schedule 14A filed on October 16, 1998.

3.5	Amendment to Restated Certificate of Incorporation, filed with the Secretary of the State of Delaware on October 16, 2006, effecting a reverse stock split.

3.6	Amendment to Restated Certificate of Incorporation, changing the name of the Registrant to Gulf Resources, Inc., incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on February 20, 2007.

3.7	Amendment to Restated Certificate of Incorporation, increasing the authorized capital stock of the Registrant and effecting a 2-for-1 forward stock split, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on December 4, 2007.

3.8	Amendment to Restated Certificate of Incorporation, filed with the Secretary of the State of Delaware on October 6, 2009, effecting a reverse stock split, incorporated herein by reference to Appendix C to the Registrant’s Schedule 14A filed on July 30, 2009.

3.9	By-laws, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-46580) declared effective on November 18, 1992.

10.1	Lock-up Agreement by and among the Registrant, Top King Group Limited, Billion Gold Group Limited, Topgood International Limited, Ming Yang, Wenxiang Yu, Zhi Yang and Shandong Haoyuan Industry Group Ltd., dated May 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2009.

10.2	Asset Purchase Agreement by and among the Registrant, Shouguang City Haoyuan Chemical Company Limited, Fengxia Yuan, Han Wang and Qing Yang, dated September 7, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2009.

10.3	Securities Purchase Agreement by and among the Registrant and institutional investors dated December 11, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2009.

10.4	Registration Rights Agreement by and among the Registrant and institutional investors dated December 11, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2009.

10.5	Asset Purchase Agreement by and between Shouguang Haoyuan Chemical Co., Ltd., Jinjin Li, and Qiuzhen Wang dated June 7, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 3 on the Current Report on Form 8-K filed on February 22, 2011

10.6	Crude Salt Field Acquisition Agreement by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm dated December 30, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2011.

10.7	Attachment to the Crude Salt Field Acquisition Agreement by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm dated December 30, 2010, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 4, 2011

10.8	Lease Contract dated November 5, 2010 by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2011.

10.9	Supplementary Agreement dated March 1, 2011 by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2011.

10.10	Bromine Factory Relocation Compensation Agreement dated August 22, 2011 by and between Yangkou Township People’s Government of Shouguang Municipality and Shouguang City Haoyuan Chemical Co., Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2011

10.11	Asset Purchase Agreement dated December 22, 2011 by and between Shouguang City Haoyuan Chemical Co., Ltd, Gulf Resources, Inc., and Liangcai Zhang, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2011.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

16.1	Letter of Morison Cogen LLP dated February 10, 2010, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2010.

16.2	Letter from BDO Limited dated December 8, 2011, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2011

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2008.

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*

23.2	Consent of BDO Limited, an independent registered public accounting firm*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: March 15, 2012	By:	/s/ Xiaobin Liu
		By:	Xiaobin Liu
		Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Min Li
	By:	Min Li
	Title:	Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 15, 2012
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 15, 2012
Min Li	Chief Financial Officer

/s/ Ming Yang		March 15, 2012
Ming Yang	Director

/s/ Naihui Miao		March 15, 2012
Naihui Miao	Director

/s/ Tengfei Zhang		March 15, 2012
Tengfei Zhang	Director

/s/ Yang Zou		March 15, 2012
Yang Zou	Director

/s/ Nan Li		March 15, 2012
Nan Li	Director

/s/ Shi Tong Jiang		March 15, 2012
Shi Tong Jiang	Director

