Form 10-Q
period 2012-03-31
GULF RESOURCES, INC.
filed 2012-05-07
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐ No ☒

As of May 1, 2012, the registrant had outstanding 34,560,743 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(UNAUDITED)

	March 31, 2012		December 31, 2011
Current Assets
Cash		$81,867,417		$78,576,060
Accounts receivable		27,278,642		21,919,828
Inventories		4,766,966		4,437,972
Prepayments and deposits		363,925		307,600
Prepaid land leases		105,237		46,582
Deferred tax assets		167,511		228,702
Total Current Assets		114,549,698		105,516,744
Non-Current Assets
Property, plant and equipment, net		141,740,566		147,200,740
Property, plant and equipment under capital leases, net		2,252,855		2,336,920
Prepaid land leases, net of current portion		760,293		763,814
Deferred tax assets		2,495,065		2,509,481
Total non-current assets		147,248,779		152,810,955
Total Assets		$261,798,477		$258,327,699

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$7,742,643		$7,373,643
Retention payable		541,521		556,450
Capital lease obligation, current portion		244,066		189,742
Taxes payable		3,537,567		4,058,550
Total Current Liabilities		12,065,797		12,178,385
Non-Current Liabilities
Capital lease obligation, net of current portion		3,039,619		3,036,558
Total Liabilities		$15,105,416		$15,214,943

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,745,342 and 34,745,342 shares issued; and 34,560,743 and 34,560,743 shares outstanding as of March 31, 2012 and December 31, 2011, respectively		17,373		17,373
Treasury stock; 184,599 shares as of March 31, 2012 and December 31, 2011 at cost		(500,000)		(500,000)
Additional paid-in capital		74,123,279		74,107,979
Retained earnings unappropriated		135,697,275		133,314,581
Retained earnings appropriated		15,313,970		14,409,557
Cumulative translation adjustment		22,041,164		21,763,266
Total Stockholders’ Equity		246,693,061		243,112,756
Total Liabilities and Stockholders’ Equity		$261,798,477		$258,327,699

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2012	2011

NET REVENUE
Net revenue	$23,808,674	$45,378,532

OPERATING EXPENSES/INCOME
Cost of net revenue	(17,115,882)	(20,591,384)
Sales, marketing and other operating expenses	(17,764)	(24,012)
Research and development cost	(42,798)	(180,337)
General and administrative expenses	(2,112,205)	(4,341,291)
Other operating income	57,074	22,785
	(19,231,575)	(25,114,239)

INCOME FROM OPERATIONS	4,577,099	20,264,293

OTHER INCOME (EXPENSE)
Interest expense	(54,412)	(42,216)
Interest income	98,890	76,044
INCOME BEFORE TAXES	4,621,577	20,298,121

INCOME TAXES	(1,334,470)	(5,933,122)
NET INCOME	$3,287,107	$14,364,999

COMPREHENSIVE INCOME:
NET INCOME	$3,287,107	$14,364,999
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	277,898	2,021,635
COMPREHENSIVE INCOME	$3,565,005	$16,386,634

EARNINGS PER SHARE:
BASIC	$0.10	$0.41
DILUTED	$0.10	$0.40

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	34,560,743	34,735,912
DILUTED	34,561,520	35,590,982

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2011	34,745,342	34,560,743	184,599	17,373	(500,000)	74,107,979	14,409,557	133,314,581	21,763,266	243,112,756
Translation adjustment	-	-	-	-		-	-	-	277,898	277,898
Issuance of stock options to employees	-	-	-	-	-	15,300	-	-	-	15,300
Net income for three-month period ended March 31, 2012	-	-	-	-	-	-	-	3,287,107	-	3,287,107
Transfer to statutory common reserve fund	-	-	-	-	-	-	904,413	(904,413)	-	-
BALANCE AT MARCH 31, 2012	34,745,342	34,560,743	184,599	17,373	(500,000)	74,123,279	15,313,970	135,697,275	22,041,164	246,693,061

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,287,107	$14,364,999
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	54,020	41,715
Amortization of prepaid land leases	54,871	29,842
Depreciation and amortization	5,683,163	3,348,519
Exchange loss on inter-company balances	24,322	-
Stock-based compensation expense	15,300	3,138,000
Deferred tax asset	78,204	7,888
Changes in assets and liabilities:
Accounts receivable	(5,325,631)	(5,750,002)
Inventories	(323,846)	898,399
Prepayments and deposits	(56,325)	787,313
Accounts payable and accrued expenses	362,206	2,502,453
Retention payable	(15,458)	-
Taxes payable	(523,983)	2,372,754
Net cash provided by operating activities	3,313,950	21,741,880

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(109,076)	(24,760)
Purchase of property, plant and equipment	-	(3,038,000)
Net cash used in investing activities	(109,076)	(3,062,760)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	86,483	771,565
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,291,357	19,450,685
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	78,576,060	68,494,480
CASH AND CASH EQUIVALENTS - END OF PERIOD	$81,867,417	$87,945,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,689,197	$4,335,981
Interest paid	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inception of capital lease obligation for acquiring property, plant and equipment	$-	$3,127,913

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation

The accompanying condensed financial statements have been prepared by Gulf Resources, Inc. a Delaware corporation and its subsidiaries (collectively, the “Company”), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“US GAAP”). The balance sheet at December 31, 2011 is derived from the audited balance sheet but does not include all disclosures required by US GAAP. In connection with the consolidated financial statements and notes included in this report, reference is made to the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”).

In the opinion of management, the unaudited financial information for the quarter ended March 31, 2012 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2011 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Certain comparative amounts in the accompanying condensed financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on previously reported condensed net income or stockholders’ equity.

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

(c)           Allowance for Doubtful Accounts

As of March 31, 2012 and December 31, 2011, allowance for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month periods ended March 31, 2012 and 2011.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $81,817,417 and $78,526,060 with these institutions as of March 31, 2012 and December 31, 2011, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  About 93% and all the balances of accounts receivable as of March 31, 2012 and December 31, 2011, respectively, are outstanding for less than three months. The remaining 7% of the balances of accounts receivable as of March 31, 2012 are subsequently settled.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

The Company’s depreciation and amortization policies on property, plant and equipment, other than mineral rights and construction in progress, are as follows:

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $130,118 and $121,375 for the three-month periods ended March 31, 2012 and 2011, respectively.

(g)           Revenue Recognition

The Company recognizes revenue, net of value-added tax, when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

(h)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling as all customers arrange their own transportation of finished goods.  The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue, which amounted to $80,607 and $113,571 for the three-month periods ended March 31, 2012 and 2011, respectively.

(i)           Recoverability of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Recoverability of Long-lived Assets – Continued

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

For the three-month period ended March 31, 2012 and 2011, the Company determined that no further impairment were required after going through the impairment testing to the operating long-lived assets (property, plant and equipment, both owned and under capital leases, net).

(j)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 1,662,044 and 63,647 shares for the three-month periods ended March 31, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended March 31,
	2012	2011
Numerator
Net income	$3,287,107	$14,364,999

Denominator
Basic: Weighted-average common shares outstanding during the period	34,560,743	34,735,912
Add: Dilutive effect of stock options	777	855,070
Diluted	34,561,520	35,590,982

Net income per share
Basic	$0.10	$0.41
Diluted	$0.10	$0.40

(k)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month period ended March 31, 2012 or issued during 2012 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 2 – ASSETS ACQUISITIONS

Pursuant to the lease contract signed by SCHC on November 5, 2010 with State-Operated Shouguang Qingshuibo Farm (the Lessor”), the Company recognized in January 2011 (1) a 20-year capital lease of a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, with an annual payment of Renminbi (“RMB”) 1,877,000 (approximately $295,365) up to December 31, 2030 to the Lessor, aggregating $3,127,913 (the present value of the minimum lease payments); and (2) a 20-year land lease and rights to new extraction wells on which the aforesaid real property, production facilities, channels and ducts, other production equipment and the buildings are situated, with an annual payment of RMB3,123,000 (approximately $495,651) up to December 31, 2030 to the Lessor. The lease was accounted for under FASB ASC 840-10-25 “Leases - Recognition” and the cost of $3,127,913 was included in property, plant equipment under capital lease in the first quarter of 2011.

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

NOTE 3 – INVENTORIES

Inventories consist of:
	March 31, 2012	December 31, 2011

Raw materials	$836,055	$848,596
Finished goods	3,945,797	3,604,247
Allowance for obsolete and slow-moving inventory	(14,886)	(14,871)
	$4,766,966	$4,437,972

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month periods ended March 31, 2012 and 2011, amortization of prepaid land lease totaled $54,871 and $29,842, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships. Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land. The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 101.52 square kilometers of aggregate carrying value of $822,096 and approximately 101.52 square kilometers of aggregate carrying value of $766,748 as at March 31, 2012 and December 31, 2011, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2012	December 31, 2011
At cost:
Mineral rights	$6,325,120	$6,318,750
Buildings	41,015,836	40,974,528
Plant and machinery	137,000,357	136,862,383
Motor vehicles	7,031	7,024
Furniture, fixtures and office equipment	4,061,446	4,057,356
Total	188,409,790	188,220,041
Less: Accumulated depreciation and amortization	(46,669,224)	(41,019,301)
Net book value	$141,740,566	$147,200,740

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The Company could not obtain property ownership certificates covering certain properties of aggregate carrying value of $30,827,784 and $33,108,012 as at March 31, 2012 and December 31, 2011, respectively.

During the three-month period ended March 31, 2012, depreciation and amortization expense totaled $5,596,921, of which $5,242,333 and $354,588 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended March 31, 2011, depreciation and amortization expense totaled $3,348,519, of which $2,974,742 and $373,777 were recorded as cost of net revenue and administrative expenses, respectively.

For the three-month periods ended March 31, 2012 and 2011, ordinary repair and maintenance expenses were $127 and $50,633, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	March 31, 2012	December 31, 2011
At cost:
Buildings	$130,736	$130,605
Plant and machinery	2,478,957	2,476,460
Total	2,609,693	2,607,065
Less: Accumulated depreciation and amortization	(356,838)	(270,145)
Net book value	$2,252,855	$2,336,920

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2012, depreciation and amortization expense totaled $86,242, which was recorded as cost of net revenue. No depreciation and amortization expense was recorded during the three-month period ended March 31, 2011 as the reconstruction and renovation work of the abovementioned property, plant and equipment was completed in late March 2011.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2012	2011
Accounts payable	$4,933,961	$3,645,804
Salary payable	142,886	132,454
Social security insurance contribution payable	50,175	39,129
Amount due to a contractor	-	1,422,042
Price adjustment funds	1,187,733	1,031,685
Other payables	1,427,888	1,102,529
Total	$7,742,643	$7,373,643

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2012, the Company borrowed a sum of $175,000, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	March 31,	December 31,
	2012	2011
Income tax payable	$1,329,397	$1,761,452
Mineral resource compensation fee payable	284,760	410,719
Value added tax payable	875,767	540,463
Land use tax payable	887,065	1,081,117
Other tax payables	160,578	264,799
Total	$3,537,567	$4,058,550

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	March 31,	December 31,
	Interest rate	2012	2011
Total capital lease obligations	6.7%	$3,283,685	$3,226,300
Less: Current portion		(244,066)	(189,742)
Capital lease obligations, net of current portion		$3,039,619	$3,036,558

Interest expenses from capital lease obligations amounted to $54,020 and $41,715 for the three-month periods ended March 31, 2012 and 2011, respectively, were charged to the income statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 – RETAINED EARNINGS - APPROPRIATED

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of March 31, 2012 for SCHC and SYCI is 32% and 50% of its registered capital respectively.

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan, the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares.

The fair value of each option award below is estimated on the date of grant using the Black-Scholes option-pricing model. The risk free rate is based on the yield-to-maturity in continuous compounding of the US Government Bonds with the time-to-maturity similar to the expected tenor of the option granted, volatility is based on the annualized historical stock price volatility of the Company, and the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years as a basis from which to estimate future exercise patterns.

In early March 2012, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.77 per share and the options vested immediately. The options were valued at $15,300 fair value, with assumed 95.89% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.21% and no dividend yield. For the three-month period ended March 31, 2012, $15,300 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2012 and March 31, 2012.

	Number of Option and Warrants Outstanding	Number of Option and Warrants Non-vested	Number of Option and Warrants Vested	Range of Exercise Price per Common Share
Balance, January 1, 2012	1,144,471	-	1,144,471	$2.41 - $12.60
Granted during the three-month period ended March 31, 2012	12,500	12,500	-	$2.77
Vested during the three-month period ended March 31, 2012	-	(12,500)	12,500	$2.77
Balance, March 31, 2012	1,156,971	-	1,156,971	$2.41 - $12.60

Stock and Warrants Options Outstanding
			Weighted Average	Weighted Average
			Remaining	Exercise Price of
	Outstanding at March 31, 2012	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	1,156,971	$2.41 - $12.60	2.67	$ 6.26

The weighted average grant-date fair values as at March 31, 2012 and December 31, 2011 were $7.24 and $7.29, respectively.

At March 31, 2012, the aggregate intrinsic value of the stock options and warrants was $1,382,612.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2012 and 2011, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2012 and 2011.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month periods ended March 31, 2012.  The applicable statutory tax rates for the three-month periods ended March 31, 2012 and 2011 are 16.5%.

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

As of March 31, 2012 and December 31, 2011, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $185,539,607 and $180,939,187, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2012 and December 31, 2011, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of March 31, 2012 and December 31, 2011, the unrecognized WHT are $8,194,931 and $7,965,999, respectively.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended March 31,
	2012	2011
Current taxes – PRC	$1,256,266	$5,925,234
Deferred taxes – PRC	78,204	7,888
	$1,334,470	$5,933,122

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended March 31,
Reconciliations	2012	2011
Statutory income tax rate	25%	25%
US federal net operating loss	4%	4%
Effective tax rate	29%	29%

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2012 and December 30, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$3,721	$3,718
Impairment on property, plant and equipment	639,676	639,031
Exploration costs	1,794,238	1,797,391
Repair and maintenance costs	163,790	224,984
Property, plant and equipment	77,208	81,060
Property, plant and equipment under capital leases	(16,057)	(8,001)
US federal net operating loss	10,335,751	10,111,821
Total deferred tax assets	12,998,327	12,850,004
Valuation allowance	(10,335,751)	(10,111,821)
Net deferred tax asset	$2,662,576	$2,738,183

Current deferred tax asset	$167,511	$228,702
Long-term deferred tax asset	$2,495,065	$2,509,481

The increase in valuation allowance for each of the three-month periods ended March 31, 2012 and 2011 is $223,930 and $1,160,231, respectively.

There was no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2012 and December 31, 2011.

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
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

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

Three-Month Period Ended March 31, 2012	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$13,453,882	$2,274,924	$8,079,868	$23,808,674	$-	$23,808,674
Net revenue (intersegment)	754,557	-	-	754,557	-	754,557
Income (loss) from operations before taxes	2,468,304	548,450	2,242,895	5,259,649	(682,550)	4,577,099
Income taxes	662,898	103,866	567,706	1,334,470	-	1,334,470
Income (loss) from operations after taxes	1,805,406	444,584	1,675,189	3,925,179	(682,550)	3,242,629
Total assets	160,068,266	52,592,746	48,624,781	261,285,793	512,684	261,798,477
Depreciation and amortization	3,664,242	1,363,506	655,415	5,683,163	-	5,683,163
Capital expenditures	-	-	-	-	-	-
Write-off / Impairment	-	-	-	-	-	-

Three-Month Period Ended March 31, 2011	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$30,149,316	$5,034,334	$10,194,882	$45,378,532	$-	$45,378,532
Net revenue (intersegment)	620,716	-	-	620,716	-	620,716
Income (loss) from operations before taxes	16,372,899	3,946,918	3,356,537	23,676,354	(3,412,061)	20,264,293
Income taxes	4,275,891	813,439	843,792	5,933,122	-	5,933,122
Income (loss) from operations after taxes	12,097,008	3,133,479	2,512,745	17,743,232	(3,412,061)	14,331,171
Total assets	149,821,845	43,799,931	41,500,688	235,122,464	57,716	235,180,180
Depreciation and amortization	2,154,588	520,319	673,612	3,348,519	-	3,348,519
Capital expenditures	2,562,848	3,667,142	-	6,229,990	-	6,229,990
Write-off / Impairment	-	-	-	-	-	-

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2012	2011
Total segment operating income	$5,259,649	$23,676,354
Corporate costs	(682,550)	(3,412,061)
Income from operations	4,577,099	20,264,293
Other income	44,478	33,828
Income before taxes	$4,621,577	$20,298,121

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,729	$386	$999	$3,114	13.1%
2	Shouguang City Rongyuan Chemical Company Limited	$2,022	$448	$-	$2,470	10.4%
TOTAL		$3,751	$834	$999	$5,584	23.5%

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$5,731	$842	$569	$7,142	15.7%
2	Shouguang City Rongyuan Chemical Company Limited	$3,762	$1,174	$-	$4,936	10.9%
TOTAL		$9,493	$2,016	$569	$12,078	26.6%

NOTE 15 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2012 and 2011, the Company purchased 80.8% and 85.5% of its raw materials from its top five suppliers, respectively.  As of March 31, 2012 and 2011, amounts due to those suppliers included in accounts payable were $4,038,415 and $6,620,359, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers.  During the three-month periods ended March 31, 2012 and 2011, the Company sold 45.3% and 48.1% of its products to its top five customers, respectively. As of March 31, 2012 and 2011, amounts due from these customers were $13,710,553 and $11,710,728, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of March 31, 2012 and December 31, 2011.

NOTE 18 – RESEARCH AND DEVELOPMENT EXPENSES

The total research and development expense recognized in the income statements during the three-month period ended March 31, 2012 was $42,798, of which the consumption of bromine produced by the Company amounted to $10,740. The total research and development expense recognized in the income statements during the three-month period ended March 31, 2011 was $180,337, of which the consumption of bromine produced by the Company amounted to $30,068.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of March 31, 2012, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased seven pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2030, December 2031, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of March 31, 2012.

The following table sets forth the Company’s contractual obligations as of March 31, 2012:

	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations
Payable within:
the next 12 months	$298,199	$684,140	$-
the next 13 to 24 months	298,199	777,095	-
the next 25 to 36 months	298,199	787,760	-
the next 37 to 48 months	298,199	799,800	-
the next 49 to 60 months	298,199	811,432	-
thereafter	4,174,786	19,001,379	-
Total	$5,665,781	$22,861,606	$-
Less: Amount representing interest	(2,382,096)
Present value of net minimum lease payments	$3,283,685

Rental expenses related to operating leases of the Company amounted to $194,316 and $104,007, which were charged to the income statements for the three-month ended March 31, 2012 and 2011, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 20 – CONTINGENCY

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, which is now captioned  Lewy, et al. v. Gulf Resources, Inc., et al. , No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011.  Lead plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company.  The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount. On November 7, 2011, the Company filed a motion to dismiss the amended complaint. On December 30, 2011, lead plaintiffs filed an opposition to the Company’s motion to dismiss the amended complaint. The Company filed a reply in further support of its motion to dismiss on February 6, 2012. In response to the Company’s reply in further support of its motion to dismiss, lead plaintiffs filed an objection on February 17, 2012, to certain documents filed by the Company in support of its motion to dismiss. The Company opposed the objection on February 22, 2012, to which lead plaintiffs replied in further support of their objection on February 23, 2012. The Court has not yet ruled on the motion to dismiss nor the objections raised by lead plaintiffs. The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses from this litigation.

The legal costs incurred for the three-month period ended March 31, 2012 in connection with the above legal case amounted to $411,289, which was included in the income statements as general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our 2011 Form 10-K.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our 2011 Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2011.

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

On December 12, 2006, we, then known as Diversifax, Inc., a public “shell” company, acquired Upper Class Group Limited and SCHC. Under the terms of the agreement, the stockholders of Upper Class Group Limited received 13,250,000 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of voting common stock of Gulf Resources, Inc. in exchange for all outstanding shares of Upper Class Group Limited. Members of the Yang family received approximately 62% of our common stock as a result of the acquisition.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited. Share and per share amounts stated have been retroactively adjusted to reflect the share exchange. On February 20, 2007, we changed our corporate name to Gulf Resources, Inc.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month periods ended March 31, 2012 and 2011.

Comparison of the Three-Month Periods Ended March 31, 2012 and 2011

	Three-Month Period Ended March 31, 2012	Three-Month Period Ended March 31, 2011	% Change
Net revenue	$23,808,674	$45,378,532	(48%)
Cost of net revenue	$(17,115,882)	$(20,591,384)	(17%)
Gross profit	$6,692,792	$24,787,148	(73%)
Sales, marketing and other operating expenses	$(17,764)	$(24,012)	(26%)
Research and development costs	$(42,798)	$(180,337)	(76%)
General and administrative expenses	$(2,112,205)	$(4,341,291)	(51%)
Other operating income	$57,074	$22,785	150%
Income from operations	$4,577,099	$20,264,293	(77%)
Other income, net	$44,478	$33,828	31%
Income before taxes	$4,621,577	$20,298,121	(77%)
Income taxes	$(1,334,470)	$(5,933,122)	(78%)
Net income	$3,287,107	$14,364,999	(77%)

Net revenue  Net revenue was $23,808,674 for three-month period ended March 31, 2012, a decrease of approximately $21.6 million (or 48%) as compared to the same period in 2011. This decrease was primarily attributable to the reduction of overall demand for all of our segment products, specifically, (i) revenue from the bromine segment decreased from $30,149,316 for the three-month period ended March 31, 2011 to $13,453,882 for the same period in 2012, a decrease of approximately 55%; (ii) revenue from the crude salt segment decreased from $5,034,334 for the three-month period ended March 31, 2011 to $2,274,924 for the same period in 2012, a decrease of approximately 55%; and (iii) revenue from the chemical products segment decreased from $10,194,882 for the three-month period ended March 31, 2011 to $8,079,868 for the same period in 2012, a decrease of approximately 21%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Decrease
	March 31, 2012		March 31, 2011		of Net Revenue
Segment		% of total		% of total
Bromine	$13,453,882	56%	$30,149,316	66%	(55%)
Crude Salt	$2,274,924	10%	$5,034,334	11%	(55%)
Chemical Products	$8,079,868	34%	$10,194,882	23%	(21%)
Total sales	$23,808,674	100%	$45,378,532	100%	(48%)

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2012	March 31, 2011	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	3,770	6,560	(43%)
Crude Salt	59,836	100,511	(40%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	March 31, 2012	March 31, 2011	Increase/(Decrease)
Oil and gas exploration additives	2,344	4,186	(44%)
Paper manufacturing additives	482	980	(51%)
Pesticides manufacturing additives	798	682	17%
Overall	3,624	5,848	(38%)

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in both the sales volume and selling price of bromine. The sales volume of bromine decreased from 6,560 tonnes for the three-month period ended March 31, 2011 to 3,770 tonnes for the same period in 2012, a decrease of 43%. Despite an increase in the number of our bromine production plants in recent years which maintained our production capacity, sales volume of bromine decreased. The major reason for the decrease in the sales volume of bromine was mainly attributable to the drop in overall demand for bromine as a result of the recent macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

Due to the drop in demand of bromine as a result of the macro-economic tightening policy, since the second half of 2011, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price of bromine decreased from $4,596 per tonne for the three-month period ended March 31, 2011 to $3,569 per tonne for the same period in 2012, a decrease of 22%. The average selling price for this quarter remained relatively stable as compared with the three-month period ended December 31, 2011 ($3,716 per tonne). We expect the average selling price of bromine will remain at current levels through the end of 2012 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for three-month period ended March 31, 2012 from the same period in 2011.

Three-Month Period Ended March 31,
Increase / (Decrease) in net revenue of bromine as a result of:	2012 vs. 2011
Decrease in average selling price	$(5,303,762)
Decrease in sales volume	$(11,391,672)
Total effect on net revenue of bromine	$(16,695,434)

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in both the average selling price and sales volume of crude salt. The average selling price of crude salt decreased from $50.09 per tonne for the three-month period ended March 31, 2011 to $38.02 per tonne for the same period in 2012, a decrease of 24%, and the sales volume of crude salt also decreased by nearly 40% from 100,511 tonnes for the three-month period ended March 31, 2011 to 59,836 tonnes for the same period in 2012. Similar to the bromine segment, the decrease in both the average selling price and sales volume was a result of the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy. This policy resulted in, among other things, the decrease in the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries. The decrease in overall sales volume was also a result of the decrease in sales volume of bromine in this quarter, which reduced the wastewater available for the production of crude salt. The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended March 31, 2012 from the same period in 2011.

Three-Month Period Ended March 31,
Increase / (Decrease) in net revenue of crude salt as a result of:	2012 vs. 2011
Decrease in average selling price	$(967,556)
Decrease in sales volume	$(1,791,854)
Total effect on net revenue of crude salt	$(2,759,410)

We noted a downward trend  in the average selling price of crude salt since the first quarter of 2011 as we offered competitive selling prices to our customers in order to compete with other crude salt manufacturers. The average selling price decreased from $50.09 per tonne in the first quarter of 2011 to $38.02 per tonne in the first quarter of 2012. We expect the average selling price of crude salt will remain at current levels through the end of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Chemical products segment
	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	March 31, 2012		March 31, 2011		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$4,161,559	52%	$7,199,601	71%	(42%)
Paper manufacturing additives	$680,533	8%	$1,246,030	12%	(45%)
Pesticides manufacturing additives	$3,237,776	40%	$1,749,251	17%	85%
Total sales	$8,079,868	100%	$10,194,882	100%	(21%)

Net revenue from our chemical products segment decreased from $10,194,882 for the three-month period ended March 31, 2011 to $8,079,868 for the same period in 2012, a decrease of approximately 21%. The decrease was mainly attributable to the drop in demand for our oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $4,161,559 (or 52%) and $7,199,601 (or 71%) of our chemical segment revenue for the three-month periods ended March 31, 2012 and 2011, respectively, with a decrease of $3,038,042, or 42%. Net revenue from our paper manufacturing additives decreased from $1,246,030 for the three-month period ended March 31, 2011 to $680,533 for the same period in 2012, a decrease of approximately 45%. We believe that as result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, the overall demand for chemical products was reduced, which resulted in a decrease in our volume of both oil and gas exploration additives and paper manufacturing additives sold, which decreased by 44% and 51%, respectively, for the three-month period ended March 31, 2012 as compared with the same period in 2011.

However, the effect of the decrease in net revenue from our chemical products segment was partially offset by the increase in the average selling price for all of our chemical products due to the continuing high price level of oil prices. The average selling price per tonne for our chemical products increased by 3%, 11% and 58% for oil and gas exploration additives, paper manufacturing additives and pesticides manufacturing additives, respectively, for the three-month period ended March 31, 2012 as compared with the same period in 2011. In particular, the PRC government continued to support expansion of agricultural related products, which supported the growth in sales of our pesticides manufacturing additives. Also, we successfully converted the production equipment from wastewater treatment chemical additive to pharmaceutical and agricultural chemical additives, which contributed higher profit margins than other chemical products. The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for three-month period ended March 31, 2012 from the same period in 2011.

Increase / (Decrease) in net revenue, for the three-month period ended March 31, 2012 vs. 2011, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase in average selling price	$181,160	$102,658	$1,104,435	$1,388,253
Increase / (Decrease) in sales volume	$(3,219,202)	$(668,155)	$384,090	$(3,503,267)
Total effect on net revenue of chemical products	$(3,038,042)	$(565,497)	$1,488,525	$(2,115,014)

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2012		March 31, 2011		Net Revenue
Segment		% of total		% of total
Bromine	$9,844,496	58%	$13,249,451	64%	(26%)
Crude Salt	$1,538,741	9%	$1,005,394	5%	53%
Chemical Products	$5,732,645	33%	$6,336,539	31%	(10%)
Total	$17,115,882	100%	$20,591,384	100%	(17%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $17,115,882 for three-month period ended March 31, 2012, a decrease of $3,475,502 (or 17%) as compared to the same period in 2011. The decrease in overall cost of net revenue was mainly attributable to the decrease in volume of products sold as compared to the last comparable period, which was partially offset by the increase in purchase price of raw materials and depreciation and amortization of manufacturing plant and machinery and price adjustment fund, a levy imposed by the local PRC government to our bromine and crude segments since January 2011 for the purpose of enhancing the local PRC government’s ability to adjust the price and stabilize the market price of daily necessities and other important commodities.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (ii)
Three-month period ended March 31, 2011	41,547	(i)	60%
Three-month period ended March 31, 2012	44,547		37%
Variance of the three-month periods ended March 31, 2012 and 2011	3,000	(iii)	(23%	)

(i) Annual production capacity for the three-month period ended March 31, 2011 was adjusted with the appraisal report carried out by an international appraisal firm, Grant Sherman Appraisal Limited, in October 2011.

(ii) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

(iii) The increase in 3,000 tonnes production capacity represents the management’s estimated capacity of Factory No. 10 acquired in late December 2011.

Our utilization ratio decreased by 23% for the three-month period ended March 31, 2012 as compared with the same period in 2011. The decrease in utilization and hence the sales volume of bromine was mainly attributable to the drop in overall demand for bromine as a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which reduced our production volume since mid-2011.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2011 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we decided to carry out large scale enhancement work to replace all the eroded protective shells within a four year timeframe, which work commenced in the second quarter of 2011. During the three-month period ended March 31, 2012, no such enhancement work was carried out due to inappropriate weather conditions. We expect to resume the enhancement work in the second and third quarters of 2012 if there are appropriate weather conditions.

Bromine segment
For the three-month period ended March 31, 2012, the cost of net revenue for the bromine segment was $9,844,496, a decrease of $3,404,955 or 26% over the same period in 2011. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $4,849,541 (or 49%), depreciation and amortization of manufacturing plant and machinery of $3,370,515 (or 34%) and electricity of $640,249 (or 7%) for the three-month period ended March 31, 2012. For the three-month period ended March 31, 2011, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $8,970,025 (or 68%), depreciation and amortization of manufacturing plant and machinery of $2,074,244 (or 16%) and electricity of $895,025 (or 7%), the cost structure changed as compared with the same period in 2012 where the contribution from cost of raw materials and finished goods consumed decreased by 19% and depreciation and amortization of manufacturing plant and machinery increased by 6%. The decrease in net cost of net revenue was attributable mainly to the decrease in raw material prices, which is largely offset by the increase in depreciation and amortization of manufacturing plant and machinery. The table below represents the major production cost component of bromine per tonne for respective periods:

Per tonne production cost component of bromine segment	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2012		March 31, 2011		% Change
		% of total		% of total
Raw materials	$1,286	49%	$1,367	68%	(6%)
Depreciation and amortization	$894	34%	$316	16%	183%
Electricity	$170	7%	$136	7%	25%
Others	$262	10%	$201	9%	30%
Production cost of bromine per tonne	$2,612	100%	$2,020	100%	29%

Our production cost of bromine per tonne was $2,612 for the three-month period ended March 31, 2012, an increase of 29% (or $592) as compared to the same period in 2011, which was attributable mainly to the component of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 183% was due to the enhancement projects in late June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery. The cost of raw materials consumed per tonne slighted decreased by 6% as compared to the last comparison period, which was mainly attributable to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government. Since January 2011, included in our other production cost was a price adjustment fund, a levy charged by the PRC government, of $32 per tonne.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended March 31, 2012 was $1,538,741, representing an increase of $533,347, or 53%, compared to $1,005,394 for the same period in 2011. The increase in cost was mainly due to the increase in the number of crude salt fields and enhancement projects performed in late June 2011, which in turn resulted in an increase in the depreciation and amortization of manufacturing plant and machinery. The significant cost components for the three-month period ended March 31, 2012 were depreciation and amortization of $1,103,853 (or 72%), resource taxes calculated based on crude salt sold of $189,729 (or 12%) and electricity of $84,051 (or 5%). The significant cost components for the three-month period ended March 31, 2011 were depreciation and amortization of $433,513 (or 43%), resource tax of $262,111 (or 26%) and electricity of $146,155 (15%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost component of crude salt segment	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2012		March 31, 2011		% Change
		% of total		% of total
Depreciation and amortization	$18.4	72%	$4.3	43%	328%
Resource tax	$3.2	12%	$2.6	26%	23%
Electricity	$1.4	5%	$1.5	15%	(7%)
Others	$2.7	11%	$1.6	16%	69%
Production cost of crude salt per tonne	$25.7	100%	$10.0	100%	157%

Our production cost of crude salt per tonne was $25.7 for the three-month period ended March 31, 2012, an increase of 157% (or $15.7) as compared to the same period in 2011, which was attributable mainly to the components of depreciation and amortization of manufacturing plant and machinery and the accrual of the price adjustment fund since the second quarter of 2011. The significant percentage increase in depreciation and amortization per tonne by 328% was due to the enhancement projects performed in late June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery. Since the second quarter of 2011, included in our other production cost was a price adjustment fund, a levy charged by PRC government since January 2011, of $0.4 per tonne. Other production costs represented mainly salaries and welfare of labor worked in the crude salt fields.

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2012, was $5,732,645, representing a decrease of $603,894 or 10% over the same period in 2011. The significant costs were cost of raw material and finished goods consumed of $4,806,866 (or 84%) and $5,673,649 (90%) and depreciation and amortization of manufacturing plant and machinery of $640,577 (or 11%) and $395,464 (or 6%) for each of the three-month periods ended March 31, 2012 and 2011, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of our manufacturing plant and machinery and the inflated purchase price of raw materials, the rate of decrease for the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit Gross profit was $6,692,792, or 28%, of net revenue for three-month period ended March 31, 2012 compared to $24,787,148, or 55%, of net revenue for the same period in 2011. The decrease in gross profit percentage was primarily attributable to a drop in the margin percentage in all of our three segments.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2012		March 31, 2011		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$3,609,386	27%	$16,899,865	56%	(29%)
Crude Salt	$736,183	32%	$4,028,940	80%	(48%)
Chemical Products	$2,347,223	29%	$3,858,343	38%	(9%)
Total Gross Profit	$6,692,792	28%	$24,787,148	55%	(27%)

Bromine segment
For the three-month period ended March 31, 2012, the gross profit margin for our bromine segment was 27% compared to 56% for the same period in 2011. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price and sales volume in the three-month ended March 31, 2012 was adversely affected. We cut the average selling price of bromine from $4,596 per tonne for the three-month period ended March 31, 2011 to $3,569 per tonne for the same period in 2012, a decrease of 22%, in order to compete with other bromine manufacturers. Nevertheless, the sales volume decreased from 6,560 tonnes for the three-month period ended March 31, 2011 to 3,770 tonnes for the same period in 2012, a decrease of 43%. Also, as mentioned in our 2011 Form 10-K, we completed certain enhancements of our facilities during the second quarter of 2011 to pump brine water from deeper underground in order to improve the quality of brine water being extracted from our wells, which in turn increased the depreciation and amortization of the plant and equipment and hence the cost of net revenue of bromine. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the three-month period ended March 31, 2012 the gross profit margin for our crude salt segment was 32% compared to 80% for the same period in 2011. This significant 48% decrease in our gross profit margin is attributable to (i) the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects performed in late June 2011 to our crude fields, extraction wells and transmission channels and ducts as mentioned in our 2011 Form 10-K and (ii) the change in the estimated useful life of certain protective shells and transmission channels and ducts from 8 years to 5 years which accelerated the depreciation and amortization of the plant and machinery. For the three-month period ended March 31, 2012, the average selling price of crude salt increased to $38.02 per tonne, as compared from $50.09 per tonne for the same period in 2011, a decrease of 24%. As previously mentioned, the decrease in gross profit was a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which decreased the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended March 31, 2012 was 29% compared to 38% for the same period in 2011, a decrease of 9%. As previously mentioned, the decrease in gross profit margin was a result of the decrease in demand for our oil and gas exploration additives and paper manufacturing additives which in turn reduced the sales volume of these chemical products. As sales of oil and gas exploration additives contributed more than 52% of our total chemical products segment’s net revenue, the decrease in demand largely reduced the gross profit margin of our chemical products segment. However, our factory is capable of producing diversified chemical products, such as pesticides manufacturing additives with higher profit margin, the selling price fluctuation of individual chemical products is not expected to have a significant impact on our gross profit margin for overall chemical products.

Research and Development Costs The total research and development costs incurred for the three-month periods ended March 31, 2012 and 2011 were $42,798 and $180,337, respectively, a decrease of 76%.

Research and development costs for the three-month period ended March 31, 2012 represented raw materials used by SYCI for testing the manufacturing routine and samples of the new chemical products production line. Research and development costs for the three-month period ended March 31, 2011 were mostly related to the Co-Op Research and Development Center set up jointly with East China University of Science and Technology in June 2007 to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry, which amounted to $128,716. On June 7, 2011, SYCI and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for us.

General and Administrative Expenses General and administrative expenses were $2,112,205 for the three-month period ended March 31, 2012, a decrease of $2,229,086 (or 51%) as compared to $4,341,291 for the same period in 2011. The significant decrease of $3,122,700 was primarily due to the decrease in non-cash expenses related to options granted to employees and a warrant issued to our investor relations firm, from $3,138,000 for the three-month period ended March 31, 2011 to $15,300 for the same period in 2012. Such effect was partially offset by the increase in other general and administrative expenses, which attributable to (i) the increase in land use tax expense by $626,541 due to the acquisition and lease of bromine properties and crude salt facilities; and (ii) the legal costs of $411,289 for the three-month period ended March 31, 2012 in connection with the Class Action.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $57,074 for the three-month period ended March 31, 2012, an increase of $34,289 from $22,785 for the same period in 2011. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with three of our customers to sell them our wastewater at market prices.

Income from Operations Income from operations was $4,577,099 for the three-month period ended March 31, 2012 (or 19.2% of net revenue), a decrease of $15,687,194, or approximately 77%, over income from operations for the same period in 2011. The decrease resulted primarily from the decrease in net revenue as a result of (i) the macro-economies tightening policy imposed by the PRC government to slow down the economy, which in turn decrease the demand and selling price of our products; and (ii) the increase in depreciation and amortization of the plant and machinery due to the enhancement projects in late June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery.

	Income from Operations by Segment
	Three-Month Period Ended March 31, 2012		Three-Month Period Ended March 31, 2011
Segment:		% of total		% of total
Bromine	$2,468,304	47%	$16,372,899	69%
Crude Salt	548,450	10%	3,946,918	17%
Chemical Products	2,242,895	43%	3,356,537	14%
Income from operations before corporate costs	5,259,649	100%	23,676,354	100%
Corporate costs	(682,550)		(3,412,061)
Income from operations	$4,577,099		$20,264,293

Bromine segment
Income from operations from our bromine segment was $2,468,304 for the three-month period ended March 31, 2012, a decrease of $13,904,595 (or approximately 85%) compared to the same period in 2011. This significant decrease resulted primarily from the decrease in sales volume (contributed a decrease of approximately $11 million) and in average selling price (contributed a decrease of approximately $5 million) as a result of the PRC government’s macro-economies tightening policy which decreased the demand for bromine, which was partially offset by the decrease in the cost of net revenue of bromine of approximately $3.4 million.

Crude salt segment
Income from operations from our crude salt segment was $548,450 for the three-month period ended March 31, 2012, a decrease of $3,398,468 (or approximately 86%) compared to the same period in 2011. This decrease was mainly due to (i) the decrease in both the average selling price and sales volume (contributed an aggregate decrease of approximately $3 million); and (ii) the decrease in the gross profit margin due to the enhancement projects which increased the depreciation of manufacturing facilities.

Chemical products segment
Income from operations from our chemical products segment was $2,242,895 for the three-month period ended March 31, 2012, a decrease of $1,113,642 (or approximately 33%) compared to the same period in 2011. This decrease resulted primarily from the decrease in net revenue of our oil and gas exploration additives and paper manufacturing additives of approximately $3.6 million due to decreased demand, which was partially offset by (i) the increase in net revenue of our pesticides manufacturing additives of approximately $1.5 million; and (ii) the decrease in cost of net revenue of approximately $0.6 million as explained hereinbefore.

Other Income, Net Other income, net represented bank interest income, net of capital lease interest expense.

Net Income Net income was $3,287,107 for the three-month period ended March 31, 2012, a decrease of $11,077,892 (or approximately 77%) compared to the same period in 2011. This decrease was primarily attributable to the overall decrease in demand for our products due to the macro-economic tightening policy imposed by the PRC government to slow down the economy.

Effective Tax Rate Our effective tax rate for both the three-month periods ended March 31, 2012 and 2011 was 29%. The effective tax rate was 4% differ from the PRC statutory income tax rate of 25%, which was due to the US federal net operating loss incurred by Gulf during both periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, cash and cash equivalents were $81,867,417 as compared to $78,576,060 as of December 31, 2011. The components of this increase of $3,291,357 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2012	2011
Net cash provided by operating activities	$3,313,950	$21,741,880
Net cash used in investing activities	$(109,076)	$(3,062,760)
Net cash (used in)/provided by financing activities	$-	$-
Effects of exchange rate changes on cash and cash equivalents	$86,483	$771,565
Net increase in cash and cash equivalents	$3,291,357	$19,450,685

For the three-month period ended March 31, 2012, although our operations were affected by the PRC government’s macro-economic tightening policy, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the three-month periods ended March 31, 2012 and 2011, we had positive cash flow from operating activities of $3.3 million and $21.7 million, respectively, primarily attributable to net income.

During the three-month period ended March 31, 2012, cash flow from operating activities of $3.3 million approximated our net income of $3.3 million, which was caused by (i) cash used in working capital of $5.9 million, mainly consisted of increase in accounts receivable and tax paid; and (ii) our net income included substantial non-cash charges of $5.9 million, mainly in form of depreciation and amortization of property, plant and equipment.

During the three-month period ended March 31, 2011, cash flow from operating activities of $21.7 million exceeded our net income of $14.4 million, which was caused by (i) cash provided by working capital of $0.8 million, mainly consisted of increase accounts payable and accrued expenses and less amount of tax paid, as partially offset by the increase in accounts receivable for cash used in working capital; and (ii) our net income included substantial non-cash charges of $6.5 million, mainly in form of stock-based compensation and depreciation and amortization of property, plant and equipment.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
		% of total		% of total
Aged 1-30 days	$11,250,124	41%	$7,411,018	34%
Aged 31-60 days	$9,759,925	36%	$9,380,766	43%
Aged 61-90 days	$4,403,395	16%	$5,128,044	23%
Aged over 90 days	$1,865,198	7%	$-	-
Total	$27,278,642	100%	$21,919,828	100%

The overall accounts receivable balance as of March 31, 2012 increased by $5,358,814 (or 24%), as compared to those as of December 31, 2011. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the average turnover days of accounts receivable from customers from 48 days for the fiscal year 2011 to 90 days for the three-month period ended March 31, 2012. Normally, 90 to 120-days credit period is granted to customers with a good repayment history. We are not aware of any allowances for doubtful debts required for the three-month period ended March 31, 2012 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. All the balances of accounts receivable as of March 31, 2012 aged more than 90 days are subsequently settled in April 2012. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:
	March 31, 2012		December 31, 2011
		% of total		% of total
Raw materials	$836,055	17.5%	$848,596	19.1%
Finished goods	$3,945,797	82.8%	$3,604,247	81.2%
	$4,781,852	100.3%	$4,452,843	100.3%
Allowance for obsolete and slowing-moving inventory	$(14,886)	(0.3%)	$(14,871)	(0.3%)
Total	$4,766,966	100.0%	$4,437,972	100.0%

The gross inventory level as of March 31, 2012 increased by $329,009 (or 7%), as compared to the gross inventory level as of December 31, 2011, which composed mainly increase in crude salt.

Raw materials slightly decreased by 1% as of March 31, 2012 as compared to December 31, 2011. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of March 31, 2012 are fully realizable for production of finished goods without any impairment.

Our finished goods are mainly composed of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 29% for the three-month period ended March 31, 2012 (31% for fiscal year 2011). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. Although the gross profit margin for the three-month period ended March 31, 2012 decreased to 27%, as compared with 48% in fiscal year 2011, we anticipated that the price in the rest of 2012 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. Although the market price of crude salt decreased from $50.09 per tonne in first quarter of 2011 to $38.02 in the first quarter of 2012, the gross margin is still attractive as the relative cost of production is low, we believe that there will be no realizability problem for crude salt and its selling price should not be lower than its cost.

Net Cash Used in Investing Activities

For the three-month period ended March 31, 2012, we used approximately $0.1 million cash for the prepayment of land leases, which was financed by opening cash balances as of December 31, 2011.

Net Cash Used in Financing Activities

We have no major financing activities for the three-month period ended March 31, 2012.

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

Working capital was approximately $102.5 million at March 31, 2012 as compared to approximately $93.3 million at December 31, 2011. The increase was mainly attributable to the cash provided by operating activities and the increase in accounts receivable during the three-month period ended March 31, 2012.

We had available cash of approximately $81.9 million at March 31, 2012, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancement works to our existing bromine and crude salt business, and exploration cost of new brine water resources in Sichuan Province, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2012 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, revenue recognition, income taxes, and stock-based compensation. These policies and estimates are described in the Company’s 2011 Form 10-K.

Impact of Inflation

Inflationary factors, such as increases in the cost of our product and overhead costs, may adversely affect our operating results. Based on the Consumer Price Index in the PRC, the average annual rate of inflation over the three-year period from 2008 to 2010 was 2.8%. Inflationary pressures increased in 2011, reflecting the rise in our cost of raw materials and electricity expenses. For the three-month period ended March 31, 2012, the rate of inflation was 3.6%. We believe that in the long run the selling prices of its products could be increased at a similar level to compensate the adverse effect. In the foreseeable future, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Company’s 2011 Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

(b) Changes in internal controls

The following changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) have been made during the three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have implemented the following steps to improve our disclosure controls and procedures to address the material weaknesses as mentioned in the 2011 Form 10-K:

●
In March 2012, we developed and put into use an additional checklist for our management to increase their oversight to timely report any related party transactions and the translation gain or loss on intercompany balances, if any.

●	Since January 2012, we provided ongoing training courses to our management personnel, including our CFO, for the updates of US GAAP and SEC reporting requirements.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings other than the following.

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, which is now captioned  Lewy, et al. v. Gulf Resources, Inc., et al. , No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011.  Lead plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company.  The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount. On November 7, 2011, the Company filed a motion to dismiss the amended complaint. On December 30, 2011, lead plaintiffs filed an opposition to the Company’s motion to dismiss the amended complaint. The Company filed a reply in further support of its motion to dismiss on February 6, 2012. In response to the Company’s reply in further support of its motion to dismiss, lead plaintiffs filed an objection on February 17, 2012, to certain documents filed by the Company in support of its motion to dismiss. The Company opposed the objection on February 22, 2012, to which lead plaintiffs replied in further support of their objection on February 23, 2012. The Court has not yet ruled on the motion to dismiss nor the objections raised by lead plaintiffs. The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses from this litigation.

Item 1A. Risk Factors

There have been no changes with respect to risk factors as previously disclosed in our 2011 Form 10-K.  Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2011 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2011 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: May 7, 2012	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: May 7, 2012	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)