Form 10-K/A
period 2011-12-31
GULF RESOURCES, INC.
filed 2012-07-03
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

As of June 26, 2012, the registrant had outstanding 34,745,342 shares of common stock.

 EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Gulf Resources, Inc. (together with its wholly-owned subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “2011 Annual Report”) is being filed to amend the 2011 Annual Report as follows:

(i) to include in the 2011 Annual Report the information in Items 10, 11, 12, 13, and 14 of Form 10-K and updates to the Exhibits Index; and

(ii) to amend Items 1B and 9A of Form 10-K in the 2011 Annual Report to provide updated disclosure in response to certain comments we received from the SEC relating to the inclusion of unaudited financial information for fiscal years 2010 and 2009 in Schedule I (Parent Only Financial Information) to our audited financial statements contained in our 2011 Annual Report.

This Amendment No. 1 does not affect any other portion of the 2011 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 15, 2012, the filing date of the 2011 Annual Report. Unless otherwise indicated herein, each capitalized term used and not defined herein shall have the meaning ascribed to such term in the 2011 Annual Report.

Table of Contents

PART I
Item 1B.	Unresolved Staff Comments	1
PART II
Item 9A.	Controls and Procedures	1
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
Item 13.	Certain Relationships and Related Transactions, and Director Independence	8
Item 14.	Principal Accounting Fees and Services	9
PART IV
Item 15.	Exhibits and Financial Statement Schedules	10

Signatures		12

i

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this Amendment No. 1 based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this amendment speak only as of the date of this Amendment No. 1, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1B. Unresolved Staff Comments

Although disclosure is not required under this Item 1B because we do not have unresolved comments received from the staff of the SEC not less than 180 days before the end of our fiscal year, we did receive comment letters from the staff dated July 15, 2011, October 5, 2011, December 1, 2011, January 13, 2012, February 21, 2012 and March 3, 2012 regarding our Annual Report on Form 10-K for the year ended December 31, 2010. Except for an unresolved staff comment detailed hereunder, we have filed with the SEC responses to these comment letters and incorporated into our subsequent periodic filings with the SEC additional disclosures that we believe are responsive to the SEC’s comments.

The unresolved staff comment relates to our inclusion of unaudited financial information for fiscal years 2010 and 2009 in Schedule I (Parent Only Financial Information) to our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Our former independent accountants, who performed the audits of our financial statements for the fiscal years 2010 and 2009, informed us that they will not be able to provide a revised audit report to include audited data in Schedule I for the fiscal years 2010 and 2009; accordingly, Schedule I only includes audited data for fiscal year ended December 31, 2011 as per the audit work of our current independent accountant, and includes unaudited data for fiscal years 2010 and 2009. As we have not included the required Schedule I audited data for 2010 and 2009 because we cannot obtain this information without unreasonable cost and expense, the SEC staff has informed us that we are restricted from assessing the U.S. public markets and that we will be unable to attain the effectiveness of any registration statement filed with the SEC under the Securities Act of 1933 (the "Act") until such deficiency is resolved. We anticipate that such material deficiency will be resolved within a two-year period when Schedule I audited data for three fiscal years is made available pursuant to the audit work of our current independent accountant. We believe that the pending resolution of this comment will not have a material impact on our business or financial condition.

PART II

Item 9A. Controls and Procedures

Item 9A of the 2011 Annual Report is hereby amended in its entirety to read as follows:

Evaluation of Disclosure Controls and Procedure   We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation and the identification of two material weaknesses in our internal control over financial reporting, as further discussed below under “Management’s Report on Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company did not maintain, in all material respect, effective disclosure controls and procedures in timely alerting it to material information to be disclosed in its periodic reports under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that the Company had the following material weaknesses:

1.	Improper accounting treatment for translation loss on intercompany payable, denominated in a foreign currency, due to a subsidiary;

2.	Failure to maintain effective controls over the identification of related parties and the disclosure of related party transactions in the Company’s consolidated financial statements.

3.	Not being able to provide the required Schedule I parent only financial statement audited data for fiscal years 2009 and 2010 as mentioned in Part I, Item 1B – Unresolved Staff Comments.

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

We anticipate that the material deficiency of not being able to provide the required Schedule I will be resolved within a two-year period when the Schedule I audited data for three fiscal years is made available pursuant to the audit work of our current independent accountant.

Accordingly, management concluded that the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011 because of two material weaknesses as stated above. As a result of this conclusion, management started to formulate and implement a program to remedy the material weaknesses described above. We also expect to increase the areas to be reviewed and discussed with the Board of Directors. As of the date of this report, we have taken the following steps to continue to improve our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the related party disclosure requirements of the Exchange Act and Regulation S-K; and
2.	We will increase management oversight to timely report any related party transactions and the translation gain or loss on intercompany balances in the future.

Attestation Report of the Registered Public Accounting Firm  See Page F-2 of this Form 10-K for the Report of Independent Registered Public Accounting Firm, Morison Cogen LLP, on our effectiveness of internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting We have provided several ongoing training courses in U.S. GAAP to our existing accounting department personnel, including our Chief Financial Officer, during our most recently completed fiscal quarter to improve our internal control over financial reporting to address the material weaknesses as mentioned for the three-month period ended September 30, 2011:

There have not been other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors is currently composed of seven (7) persons identified below:

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Ming Yang	45	Chairman of the Board of Director	December 2006
Xiaobin Liu	44	Chief Executive Officer and Director	March 2009
Naihui Miao	43	Secretary, Chief Operating Officer and Director	January 2006
Yang Zou (1)(3)	41	Independent Director	March 2011
Nan Li (1) (2)	37	Independent Director	November 2010
Shitong Jiang (1) (2)(3)	44	Independent Director	April 2008
Tengfei Zhang (2)(3)	45	Independent Director	June 2011

(1) Serves as a member of the Audit Committee.
(2) Serves as a member of the Compensation Committee.
(3) Serves as a member of the Nominating and Corporate Governance Committee.

Ming Yang, Chairman of the Board of Director – Mr. Yang has served as Chairman of Shouguang City Yuxin Chemical Company Limited since July 2000. Since May 2005, Mr. Yang has served as Chairman of Shouguang City Haoyuan Chemical Company Limited, Shouguang City He Mao Yuan Bromize Company Limited, and Shouguang City Qing River Real Estate Construction Company.  He was nominated as director of Qinghe Oil Field Office in 1993, where he managed operations. In 1997 he was appointed Chairman and General Manager of Shouguang Qinghe Shiye LLC and during the next three years its profits doubled. He took the position of general manager of Shouguang City Yu Xin Chemical Industry Co., Ltd. in 2000. During his stay, he focused on quality management and technology progress, which led to a 100 percent success rate of all products. He also helped the company successfully pass the ISO certification and become a private high-tech enterprise. In 2005 he was appointed to the position of Chairman, where he has helped the company to become a leading producer of bromine and crude salt in China.  In 2006 he became the Chairman of Gulf Resources, Inc. Mr. Yang has been the representative of Shandong Shouguang congress since 1995 and in 1998 he was awarded as Honorary Entrepreneur in Weifang City.

Xiaobin Liu, Chief Executive Officer and Director – Mr. Liu was appointed as Chief Executive Officer and Director on March 10, 2009. Mr. Liu joined the Company as Vice President in January 2007.  Before he joined the Company, Mr. Liu had served as Vice President of a subsidiary of Shenzhen Dasheng Corporation, a public company in China, from 2005 to 2006, Manager of Securities Department with Saige International Trust and Investment Corporation from 2000 to 2005, Vice President with Qionghai City Wanquanhe Hot Springs Tourism Development Co., Ltd. from 1995 to 2000.  Prior to that, Mr. Yang worked in the Financial Department of Chinese Black Metal Limited Company from 1992 to 1995 and the Financial Department of Shaanxi Aircraft Manufacturing Company from 1988 to 1992.  Mr. Liu earned a masters degree from the Economic and Management School at Hong Kong City University.

Naihui Miao, Secretary, Chief Operating Officer and Director – Mr. Miao has served as Vice President of Shouguang City Haoyuan Chemical Company Limited since January 2006.  Since January 2006, Mr. Miao has served as Director, Secretary and Vice President of Gulf Resources, Inc. and he is in charge of sales, human resource and business management.  From 2005 to 2006, Mr. Miao served as Vice President of Shouguang City Yuxin Chemical Company Limited as the deputy general manager.  From 1991 to 2005, Mr. Miao served as a Manager and then Vice President of Shouguang City Commercial Trading Center Company Limited.  He was the director of Shouguang Business Trade Center since 1986.

Yang Zou, Independent Director – Mr. Zou was appointed a director on March 2, 2011. Mr. Zou currently serves as auditing project leader at Beijing Zhongpingjianhuahao Certified Accountants Co., Ltd.  He is a Certified Public Accountant of China and holds the certificate of Certified Internal Auditor.  From March 2003 to September 2009, Mr. Zou was chief financial officer of Bohua Ziguang Zhiye Co., Ltd.  From July 2001 to January 2003, Mr. Zou was the audit department manager of financial center of Beijing Hengji Weiye Electronic Products Co., Ltd., where he was in charge of internal audit, financial budget management, and coordination with external audit. From July 1999 to June 2001, Mr. Zou was manager of finance and audit department of Zhonglian Online Information Development Co., Ltd. From September 1993 to June 1999, Mr. Zou had served as assistant auditor, auditor, and head of project audit of Hainan Zhongou Certified Public Accountants Co., Ltd. From July 1991 to August 1993, Mr. Zou was an accountant of department of finance of Hunan Department Store Co., Ltd.  Mr. Zou graduated from Beijing University with bachelor’s degree in finance.

Nan Li, Independent Director – Mr. Li was appointed a director on November 8, 2010. Mr. Li currently serves as Financial Controller at Global Pharm Holdings Group, Inc., an OTC Bulletin Board listed company.  He holds an Intermediate Accountant Certificate and is a Certified Public Accountant of China.  From 2005 to 2010, Mr. Li was audit manager and divisional manager at Shenzhen Tianhua Accounting Firm, where he participated or been responsible for auditing various Chinese large-scale financial institutions, securities companies, and listed companies, as well as acting as auditor or financial consultant to many U.S.-listed companies.  From March 2002 to July 2004  and from July 2004 to February 2005, he worked as an auditor in the internal control department of two Hong Kong listed companies, Suncorptech and Vision Grande Group, respectively.  Mr. Li holds a master’s degree in International Accountancy.

Shitong Jiang, Independent Director – Mr. Jiang was appointed a director on April 23, 2008.  Mr. Jiang is Chief of the Shouguang City Audit Bureau, Shandong Province, has been with the Audit bureau since 1990. During his career at the Shouguang City Audit Bureau he has held multiple positions including, Auditing Officer and Audit Section Deputy Chief. The Shouguang City Audit Bureau is responsible for the independent audit supervision of the affairs of the government. From 1987 to 1990 Mr. Jiang attended Shandong Financial Institution.

Tengfei Zhang, Independent Director – Mr. Zhang was appointed a director on June 30, 2011. Mr. Zhang currently serves as Chairman of the Board of Supervisors of Shenzhen Kaili Industrial Co., Ltd. He is a Certified Public Accountant in China. From July 2000 to December 2004 , Mr. Zhang was Supervisor of Shenzhen Kaili Industrial Co., Ltd. and Director of Finance of Changsha Kaili Real Estate Development Co., Ltd. From January to June 2000, he was Manager of Financial Department of Shenzhen Kaili Industrial Co., Ltd.  Mr. Zhang graduated from Economics and Management Department of Hunan Business School with a college degree in 1989.

The Board of Directors has determined that Nan Li, Yang Zou, Shitong Jiang and Tengfei Zhang are independent under Rule 5605(a)(2) of the NASDAQ Listing Rules.

Executive Officers and Significant Employees

Min Li, Chief Financial Officer – was appointed a director on October 30, 2007 and resigned on June 22, 2009.  He has served as Chief Financial Officer since December 2006 and as Chief Financial Officer for Shouguang City Haoyuan Chemical Company Limited. From 2004 to 2006, Mr. Li served as Manager of Financial and Asset Management Department for Shouguang City Yuxin Chemical Company Limited. From 2000 to 2004, Mr. Li served as Manager of the Accounting Department for the Yang Kou Branch of the China Construction Bank.  From 1998 to 1999, Mr Li worked at China Construction Bank Shandong branch and in 2000 Mr. Li worked at the Yangkou Office as the accounting manager.  Mr. Li has a bachelor degree in accounting from Weifang College.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Board Operations

The positions of principal executive officer and Chairman of the Board of Company are held by different persons.  The Chairman of the Board chairs Board and stockholder meetings and participates in preparing their agendas.  The Chairman of the Board also calls, plans, and chairs the independent directors’ executive sessions and serves as a focal point for communication between management and the Board between Board meetings, although there is no restriction on communication between directors and management.  Company believes that these arrangements afford the independent directors sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations.

The Board plays an active role, as a whole and also at the committee level, in overseeing the management of the Company’s risks. The Board regularly reviews reports from members of senior management and committees on areas of material risk to the Company, including operational, financial, legal, strategic and regulatory risks.

The Board of Directors met held 18 meetings and entered into 18 written consents during 2011. During 2011, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

Code of Ethics

The Board has adopted a code of ethics applicable to Company’s directors, officers, and employees.  The code of ethics is available at Company’s website, www.gulfresourcesinc.com.

Board Committees

The Board of Directors has standing audit, compensation, and nominating committees, comprised solely of independent directors.  Each committee has a charter, which is available at Company’s website, www.gulfresourcesinc.com.

Audit Committee

The Audit Committee is responsible for reviewing the results and scope of the audit, and other services provided by our independent auditors, and reviewing and evaluating our system of internal controls. Mr. Li is the Audit Committee Financial Expert and Mr. Jiang is the chair of the Audit Committee. Our Audit Committee met six times and entered into six written consent during 2011. Our Board of Directors has determined that Messrs. Li, Zou and Jiang are “independent directors” within the meaning of Rule 10A-3 under the Exchange Act, as determined based upon the criteria for “independence” set forth in the rules of the NASDAQ Stock Market.

Audit Committee Report

With respect to the audit of Company’s financial statements for the year ended December 31, 2011, the Audit Committee has:

·	reviewed and discussed the audited financial statements with management;
·
discussed with Company’s independent accountants the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

·
received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accountant's independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10-K for the year ended December, 2011.

Shitong Jiang, Chair
Yang Zou
Nan Li

Compensation Committee

The Compensation Committee is responsible for (a) reviewing and providing recommendations to the Board of Directors on matters relating to employee compensation and benefit plans, and (b) assisting the Board in determining the compensation of the Chief Executive Officer and making recommendations to the Board with respect to the Compensation of the Chief Financial Officer, other executive officers of the Company and independent directors. Each of Tengfei Zhang, Shitong Jiang and Nan Li are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Zhang is the Chairman of Compensation Committee.

The Compensation Committee took action by written consent seven times in 2011.  Further information regarding Company’s processes and procedures for determining executive compensation are set forth under the caption, Compensation Discussion and Analysis.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth beginning on page seven and, based on the review and discussions, recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

Tengfei Zhang, Chair
Shitong Jiang
Nan Li

Nominating and Corporate Governance Committee

Our Board of Directors established a Nomination and Corporate Governance Committee in June 2009.The purpose of the Nominating and Corporate Governance Committee is to assist our Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess board effectiveness. Each of Tengfei Zhang, Shitong Jiang and Yang Zou are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Jiang is the Chairman of Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee took action by written consent  three times in 2011.  The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o Gulf Resources, Inc., 99 Wenchang Road, Chenming Industrial Park, Shouguang City, Shandong, People’s Republic of China 262714. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but needs not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

The Board does not have a formal policy on Board candidate qualifications.  The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience.  Depending upon the current needs of the Board, certain factors may be weighed more or less heavily.  In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Committee considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons.  The directors will not evaluate candidates differently based on who has made the recommendation.

Shitong Jiang, Chair
Yang Zou
Tengfei Zhang

Stockholder Communications

Stockholders can mail communications to the Board of Directors, c/o Secretary, Gulf Resources, Inc., 99 Wenchang Road, Chenming Industrial Park, Shouguang City, Shandong, People’s Republic of China 262714, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2011, all such reports were filed timely, except that a Form 3 for each of Yang Zou and Tengfei Zhang, and a Form 4 for each of Yang Zou, Nan Li, Shitong Jiang and Tengfei Zhang were filed late.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This compensation discussion describes the overall compensation practices at the Company and specifically describes the compensation for the following named executive officers (“Named Executive Officers”):

·	Xiaobin Liu, Chief Executive Officer
·	Min Li, Chief Financial Officer
·	Naihui Miao, Chief Operating Officer

The Board of Directors appointed the Compensation Committee of our Board of Directors to evaluate and determine the compensation programs of the Company’s Named Executive Officers, including the Chief Executive Officer and the Chief Financial Officer.

Compensation Philosophy and Objectives

Our primary goal with respect to our compensation programs has been to attract and retain the most talented and dedicated employees in key positions in order to compete effectively in the market place, successfully execute our growth strategies, and create lasting shareholder value. The Compensation Committee evaluates both individual and Company performance when determining the compensation of our executives. Our executives’ overall compensation is tied to the Company financial and operational performance, as measured by revenues and net income, as well as to accomplishing strategic goals such as merger and acquisitions and fund raising. The Compensation Committee believes that a significant portion of our executive’s total compensation should be at-risk compensation that is linked to stock-based incentives to align their interests with those of shareholders.

Additionally, the Compensation Committee has determined that an executive officer who is a Chinese national and is based in China will be entitled to a locally competitive package and an executive officer who is an expatriate or who is based in the U.S. will be paid a salary commensurate with those paid to the executives in the U.S. The Compensation Committee evaluates the appropriateness of the compensation programs annually and may make adjustments after taking account the subjective evaluation described previously.

We apply our compensation policies consistently for determining compensation of our Chief Executive Officer as we do with the other executives. The Compensation Committee assesses the performance of our Chief Executive Officer annually and determines the base salary and incentive compensation of our chief executive officer.

Our Chief Executive Officer is primarily responsible for the assessment of our other executive officers’ performance. Ultimately, it is the Compensation Committee’s evaluation of the Chief Executive Officer’s assessment along with competitive market data that determines each executive’s total compensation.

Elements of Our Executive Compensation Programs

Base Salary. All full time executives are paid a base salary. Base salaries for our named executives are set based on their professional qualifications and experiences, education background, scope of their responsibilities, taking into account competitive market compensation levels paid by other similar sized companies for similar positions and reasonableness and fairness when compared to other similar positions of responsibility within the Company. Base salaries are reviewed annually by the Compensation Committee, and may be adjusted annually as needed.

Annual Bonuses. The Company does not pay guaranteed annual bonuses to our executives or to employees at any level because we emphasize pay-for-performance. The Compensation Committee determines cash bonuses towards the end of each fiscal year to award our executive officers including our Chief Executive Officer and Chief Financial Officer based upon a subjective assessment of the Company’s overall performance and the contributions of the executive officers during the relevant period.

Equity Incentive Compensation. A key element of our pay-for-performance philosophy is our reliance on performance-based equity awards through the Company’s stock option plan. This program aligns executives’ and shareholders’ interests by providing executives an ownership stake in the Company. Our Compensation Committee has the authority to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the Compensation Committee determines in its sole discretion. The Compensation Committee reviews each executive’s individual performance and his or her contribution to our strategic goals and determines the amount of stock options to be awarded towards the end of the fiscal year. The Compensation Committee grants equity incentive compensation at times when there are not material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. The exercise price is not less than 85% of the closing market price on the day prior to the date of the grant.

Other Compensation. We provide our executives with certain other benefits, including reimbursement of business and entertainment expenses, health insurance, vacation and sick leave plan. The Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits as it deems necessary. We believe that these benefits are typically provided to senior executives of similar companies in China and in the U.S.

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the three fiscal years in the period ended December 31, 2011.

FISCAL 2011 COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)	Option Awards$(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaobin Liu, CEO (2)	2011 2010 2009	46,446 44,010 43,924	- - -	- - -	648,200 187,838 23,970	- - -	- - -	- - -	694,646 231,848 67,894
Min Li, CFO	2011 2010 2009	28,425 26,802 17,574	- - -	- - -	648,200 187,838 23,970	- - -	- - -	- - -	676,625 214,640 41,544
Naihui Miao, COO (3)	2011 2010 2009	28,425 26,802 26,340	- - -	- - -	648,200 187,838 23,970	- - -	- - -	- - -	676,625 214,640 40,310

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R.
(2) Mr. Liu became our Chief Executive Officer on March 10, 2009.
(3)  Mr. Miao became our Chief Operating Officer on July 10, 2009.

Except as disclosed below under the caption “Directors Compensation,” we have not paid or accrued any fees to any of our executive directors for serving as a member of our Board of Directors. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors.

During each of the last two fiscal years, none of our other officers had salary and bonus greater than $100,000. Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Grants of Plan-Based Awards

The following table sets forth information regarding each award made to the named executive officers, under Company’s 2007 Equity Incentive Plan, during fiscal 2011.

FISCAL 2011 GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stocks or Units	Underlying Options	Option Award($)	and Options
Xiaobin Liu, CEO	March 29,2011	-	-	-	-	-	-	-	200,000	4.97	$648,220
Min Li, CFO	March 29,2011	-	-	-	-	-	-	-	200,000	4.97	$648,220
Naihui Miao, COO	March 29,2011	-	-	-	-	-	-	-	200,000	4.97	$648,220

Narrative Discussion

The following employment agreements were entered into by the Company and the Named Executive Officers:

Xiaobin Liu

The Company entered into an employment agreement with Xiaobin Liu on March 12, 2012 to serve as Chief Executive Officer and a member of the Board of Directors for a term of three years.  Pursuant to the agreement Mr. Liu will receive annual compensation equal to $44,010  In addition, Mr. Liu is entitled to participate in any and all benefit plans from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.

Min Li

The Company entered into an employment agreement with Min Li on January 1, 2012 to serve as Chief Financial Officer for a term of one year.  Pursuant to the agreement Mr. Li is entitled to participate in any and all benefit plans from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.

Naihui Miao

The Company entered into an employment agreement with Naihui Miao on July 10, 2009 to serve as Chief Operating  Officer for a term of three years.  Pursuant to the agreement Mr. Miao will receive annual compensation equal to $26,802.  In addition, Mr. Miao is entitled to participate in any and all benefit plans from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.

Assuming the employment of the Company’s named executive officers were to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2011, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Payment
Xiaboin Liu	$0
Min Li	$0
Naihui Miao	$0

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Xiaobin Liu, CEO	200,000	0	0	4.97	March 28, 2015	-	-	-	-
Min Li, CFO	200,000	0	0	4.97	March 28, 2015	-	-	-	-
Naihui Miao	200,000	0	0	4.97	March 28, 2015	-	-	-	-

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each Named Executive Officer regarding the exercise of stock options, stock appreciation rights, and similar instruments and the vesting of restricted stock, restricted stock units and similar instruments, for fiscal 2011.

FISCAL 2011 OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Xiaobin Liu, CEO	0	0	0	0
Min Li, CFO	0	0	0	0
Naihui Miao	0	0	0	0

Pension Benefits Table

The Company does not provide to any of its Named Executive Officers any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans Table

None of our Named Executive Officer had any non-qualified defined contribution or other plan that provides for the deferral of compensation, for fiscal 2011.

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than our Named Executive Officers, for fiscal 2011.

FISCAL 2011 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards $(l)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ming Yang	33,441	-	-	-	-	-	33,441
Nan Li	0	-	14,400	-	-	-	14,400
Shitong Jiang	0	-	16,000	-	-	-	16,000
Yang Zou	0	-	35,000	-	-	-	35,000
Tengfei Zhang	0	-	15,000	-	-	-	15,000

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R.

We have entered into agreements on March 2, 2011 and June 30, 2011 with Yang Zou and Tengfei Zhang, respectively, pursuant to which we granted them options to purchase 12,500 shares of our common stock upon execution of the agreements and 12,500 shares of our common stock upon each anniversary date in 2012 and 2013, at an exercise price not less than the closing sale price of such stock on the date of grant.  The granting of future options is contingent upon the individual’s continued service with our company. We do not pay Yang Zou and Tengfei Zhang any cash compensation for serving as directors.

We do not pay Yang Zou any cash compensation to serve as a director.  In March 2011, we granted to Shitong Jiang an option to purchase 12,500 shares of our common stock at an exercise of $9.16 per share.

We do not pay Tengfei Zhang any cash compensation for serving as a director.  In June 2011, we granted Tengfei Zhang an option to purchase 12,500 shares of our common stock at an exercise price of $3.22 per share for his first year as a director with the Company.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors during 2011 were Tengfei Zhang, Nan Li, and Shitong Jiang. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of common stock, as of the record date of the meeting, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s common stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of June 26, 2012, there were 34,745,342 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class
Ming Yang (Chairman)	13,391,454	(2)	38.5%
Xiaobin Liu (CEO)	214,831	(3)	*
Min Li (CFO)	214,831	(4)	*
Naihui Miao (COO)	214,831	(5)	*
Nan Li (Director)	25,000	(6)	*
Yang Zou (Director)	25,000	(7)	*
Shi Tong Jiang (Director)	44,916	(8)	*
Tengfei Zhang (Director)	25,000	(9)	*
All Directors and Executive Officers as a Group (eight persons)	14,155,863		40.7%

________________
*     Less than 1%.

(1) The address of each director and executive officer is c/o Gulf Resources, Inc., 99 Wenchang Road, Chenming Industrial Park, Shouguang City, Shandong, People’s Republic of China 262714.

(2) Includes 2,512,200 shares owned by Ming Yang, 5,079,721 shares owned by Ms. Wenxiang Yu, the wife of Mr. Yang, 1,674,800 shares owned by Mr. Zhi Yang, Mr. Yang’s son, and 4,124,733 shares owned by  Shandong Haoyuan Industry Group Ltd. ("SHIG"), of which Mr. Yang is the controlling shareholder, chief executive officer and a director.  Mr. Yang disclaims beneficial ownership of the shares owned by his wife and SHIG.

(3) Includes 200,000 shares issuable upon exercise of options held by Mr. Liu.

(4) Includes 200,000 shares issuable upon exercise of options held by Mr. Li.

(5) Includes 200,000 shares issuable upon exercise of options held by Mr. Miao.

(6) Includes 25,000 shares issuable upon exercise of options held by Mr. Li.

(7) Includes 25,000 shares issuable upon exercise of options held by Mr. Zou.

(8) Includes 37,500 shares issuable upon exercise of options held by Mr. Jiang.

(9) Includes 25,000 shares issuable upon exercise of options held by Mr. Zhang.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

It is Company’s policy to not enter any transaction other than compensation arrangements in the ordinary course with any director, executive officer, employee, or principal stockholder or party related to them, unless authorized by a majority of the directors having no interest in the transaction, upon a favorable recommendation by the Audit Committee or a majority of its disinterested members.

Director Independence

The Board of Directors has determined that Nan Li, Yang Zou, Shitong Jiang and Tengfei Zhang are independent under Rule 5605(a)(2) of the NASDAQ Listing Rules. In addition, under applicable rules and regulations, and as determined by the Board, all of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees are “independent” directors.

Item 14. Principal Accounting Fees and Services.

 The aggregate fees billed to the Company by Morison Cogen, LLP (“MC”) during the last two fiscal years were as follows:

Fees	2011	2010
Audit Fees	$190,000	$0
Audit Related Fees	$0	$5,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$190,000	$5,000

Audit Fees

This category consists of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdiction, the preparation of an annual “management letter” on internal control matters and assurance services provided in connection with the assessment and testing of internal controls with respect to Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

We incurred these fees in connection with registration statements, financing, and acquisition transaction.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by MC for tax compliance, tax advice and tax planning were nil.

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.12	Gulf Resources, Inc. 2007 Equity Incentive Plan, incorporated by reference to Exhibit A to the Registrant’s Schedule 14A filed on April 29, 2011.

10.13
Director Agreement dated March 2, 2011 by and between Gulf Resources, Inc. and Yang Zou, incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on March 4, 2011.

10.14
Director Agreement dated June 30, 2011 by and between Gulf Resources, Inc. and Tengfei Zhang, incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on July 6, 2011.

10.15	Form of Employment Agreement dated March 12, 2012 by and between Gulf Resources, Inc. and Xiaobin Liu **

10.16	Form of Employment Agreement dated January 1, 2012 by and between Gulf Resources, Inc. and Min Li **

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

16.1	Letter of Morison Cogen LLP dated February 10, 2010, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2010.

16.2	Letter from BDO Limited dated December 8, 2011, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2011

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2008.

23.1	Consent of Morison Cogen LLP.*

23.2	Consent of BDO Limited, an independent registered public accounting firm*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

* Filed with the 2011 Annual Report.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 3, 2012	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		July 3, 2012
Xiaobin Liu	President, Chief Executive Officer and Director

/s/ Min Li		July 3, 2012
Min Li	Chief Financial Officer

/s/ Ming Yang		July 3, 2012
Ming Yang	Director

/s/ Naihui Miao		July 3, 2012
Naihui Miao	Director

/s/ Tengfei Zhang		July 3, 2012
Tengfei Zhang	Director

/s/ Yang Zou		July 3, 2012
Yang Zou	Director

/s/ Nan Li		July 3, 2012
Nan Li	Director

/s/ Shitong Jiang		July 3, 2012
Shitong Jiang	Director