Form 10-Q/A
period 2012-03-31
GULF RESOURCES, INC.
filed 2012-07-11
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Gulf Resources, Inc. (together with its wholly-owned subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal quarter ended March 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2012 (the “First Quarter 10-Q”) is being filed to amend the First Quarter 10-Q as follows:

(i) to amend Item 4 to provide updated disclosure regarding the effectiveness of our disclosure controls and procedures in response to certain comments we received from the SEC relating to failure to include unaudited financial information for fiscal years 2010 and 2009 in Schedule I (Parent Only Financial Information) to our audited financial statements contained in our 2011 Annual Report on Form 10-K.

This Amendment No. 1 does not affect any other portion of the First Quarter 10-Q. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after May 7, 2012, the filing date of the First Quarter 10-Q. Unless otherwise indicated herein, each capitalized term used and not defined herein shall have the meaning ascribed to such term in the First Quarter 10-Q.

Table of Contents

Part I – Financial Information
Item 4. Controls and Procedures	3
Signatures	5

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.  The material deficiency in our disclosure controls and procedures as of March 31, 2012 was as follows:

●
We are unable to provide the required Schedule I parent only financial statement audited data for fiscal years 2009 and 2010 to be included in our Annual Report on Form 10-K for the year ended December 31, 2011.

We anticipate that such material deficiency will be resolved within a two-year period when the Schedule I audited data for three fiscal years are available pursuant to the audit work of our current independent accountant.

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

GULF RESOURCES, INC.

Dated: July 11, 2012	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: July 11, 2012	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)