Form 10-Q
period 2012-06-30
GULF RESOURCES, INC.
filed 2012-08-09
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐ No ☒

As of August 6, 2012, the registrant had outstanding 34,745,342 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(UNAUDITED)

	June 30, 2012		December 31, 2011
Current Assets
Cash		$72,044,771		$78,576,060
Accounts receivable		41,297,358		21,919,828
Inventories		3,955,232		4,437,972
Prepayments and deposits		346,210		307,600
Prepaid land leases		371,894		46,582
Deferred tax assets		105,583		228,702
Total Current Assets		118,121,048		105,516,744
Non-Current Assets
Property, plant and equipment, net		142,496,477		147,200,740
Property, plant and equipment under capital leases, net		2,156,071		2,336,920
Prepaid land leases, net of current portion		752,385		763,814
Deferred tax assets		2,461,863		2,509,481
Total non-current assets		147,866,796		152,810,955
Total Assets		$265,987,844		$258,327,699

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$7,556,148		$7,373,643
Retention payable		97,804		556,450
Capital lease obligation, current portion		90,551		189,742
Taxes payable		4,232,081		4,058,550
Total Current Liabilities		11,976,584		12,178,385
Non-Current Liabilities
Capital lease obligation, net of current portion		2,934,527		3,036,558
Total Liabilities		$14,911,111		$15,214,943

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,745,342 and 34,745,342 shares issued; and 34,560,743 and 34,560,743 shares outstanding as of June 30, 2012 and December 31, 2011, respectively		17,373		17,373
Treasury stock; 184,599 shares as of June 30, 2012 and December 31, 2011 at cost		(500,000)		(500,000)
Additional paid-in capital		74,134,279		74,107,979
Retained earnings unappropriated		141,051,006		133,314,581
Retained earnings appropriated		15,648,913		14,409,557
Cumulative translation adjustment		20,725,162		21,763,266
Total Stockholders’ Equity		251,076,733		243,112,756
Total Liabilities and Stockholders’ Equity		$265,987,844		$258,327,699

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011

NET REVENUE
Net revenue	$31,314,846	$51,300,812	$55,123,520	$96,679,344

OPERATING INCOME (EXPENSES)
Cost of net revenue	(21,389,651)	(24,994,703)	(38,505,533)	(45,586,087)
Sales, marketing and other operating expenses	(22,709)	(23,733)	(40,473)	(47,745)
Research and development cost	(62,526)	(133,519)	(105,324)	(313,856)
Exploration cost	-	(3,867,286)	-	(3,867,286)
Write-off/Impairment on property, plant and equipment	(911,995)	(7,570,566)	(911,995)	(7,570,566)
General and administrative expenses	(1,370,866)	(1,714,694)	(3,483,071)	(6,055,985)
Other operating income	76,104	392,298	133,178	415,083
	(23,681,643)	(37,912,203)	(42,913,218)	(63,026,442)

INCOME FROM OPERATIONS	7,633,203	13,388,609	12,210,302	33,652,902

OTHER INCOME (EXPENSE)
Interest expense	(54,255)	(65,740)	(108,667)	(107,956)
Interest income	84,915	52,731	183,805	128,775
INCOME BEFORE TAXES	7,663,863	13,375,600	12,285,440	33,673,721

INCOME TAXES	(1,975,189)	(3,352,345)	(3,309,659)	(9,285,467)
NET INCOME	$5,688,674	$10,023,255	$8,975,781	$24,388,254

COMPREHENSIVE INCOME:
NET INCOME	$5,688,674	$10,023,255	$8,975,781	$24,388,254
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	(1,316,002)	2,816,166	(1,038,104)	4,837,801
COMPREHENSIVE INCOME	$4,372,672	$12,839,421	$7,937,677	$29,226,055

EARNINGS PER SHARE:
BASIC	$0.16	$0.29	$0.26	$0.70
DILUTED	$0.16	$0.29	$0.26	$0.69

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	34,560,743	34,729,179	34,560,743	34,732,527
DILUTED	34,560,743	34,733,188	34,561,394	35,128,273

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2011	34,745,342	34,560,743	184,599	17,373	(500,000)	74,107,979	14,409,557	133,314,581	21,763,266	243,112,756
Translation adjustment	-	-	-	-		-	-	-	(1,038,104)	(1,038,104)
Issuance of stock options to employees	-	-	-	-	-	26,300	-	-	-	26,300
Net income for six-month period ended June 30, 2012	-	-	-	-	-	-	-	8,975,781	-	8,975,781
Transfer to statutory common reserve fund	-	-	-	-	-	-	1,239,356	(1,239,356)	-	-
BALANCE AT JUNE 30, 2012	34,745,342	34,560,743	184,599	17,373	(500,000)	74,134,279	15,648,913	141,051,006	20,725,162	251,076,733

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,975,781	$24,388,254
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	108,044	106,835
Amortization of prepaid land leases	105,051	102,831
Depreciation and amortization	11,290,588	7,468,616
Write-off/Impairment loss on property, plant and equipment	911,995	7,570,566
Exchange gain on inter-company balances	(92,057)	-
Stock-based compensation expense	26,300	3,169,000
Deferred tax asset	160,826	(1,913,608)
Changes in assets and liabilities:
Accounts receivable	(19,514,217)	(14,033,743)
Inventories	467,279	(405,227)
Prepayments and deposits	(38,610)	905,669
Other receivables	-	(151,853)
Accounts payable and accrued expenses	206,207	1,468,892
Retention payable	(457,813)	-
Taxes payable	189,434	697,706
Net cash provided by operating activities	2,338,808	29,373,938

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(422,877)	(348,196)
Purchase of property, plant and equipment	-	(34,075,105)
Increase in construction in progress	(7,871,130)	(4,609,456)
Net cash used in investing activities	(8,294,007)	(39,032,757)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repurchase of common stock	-	(348,147)
Repayment of capital lease obligation	(297,598)	(288,739)
Net cash used in financing activities	(297,598)	(636,886)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(278,492)	1,539,350
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,531,289)	(8,756,355)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	78,576,060	68,494,480
CASH AND CASH EQUIVALENTS - END OF PERIOD	$72,044,771	$59,738,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,945,542	$10,341,857
Interest paid	$-	$1,121
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inception of capital lease obligation for acquiring property, plant and equipment	$-	$3,127,913

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

In the opinion of management, the unaudited financial information for the quarter and six-month period ended June 30, 2012 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2011 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(c)           Allowance for Doubtful Accounts

As of June 30, 2012 and December 31, 2011, allowance for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month and six-month periods ended June 30, 2012 and 2011.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $71,994,771 and $78,526,060 with these institutions as of June 30, 2012 and December 31, 2011, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  About 84% and 100% of the balances of accounts receivable as of June 30, 2012 and December 31, 2011, respectively, were outstanding for less than 91 days. For the balances of accounts receivable aged more than 90 days as of June 30, 2012, approximately 76% was settled in July 2012 and the remaining 24% is within the credit term granted to the customers.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $112,275 and $105,537 for the three-month periods ended June 30, 2012 and 2011, respectively, and totaled $242,393 and $226,912 for the six-month periods ended June 30, 2012 and 2011, respectively.

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

(h)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling as all customers arrange their own transportation of finished goods.  The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue, which amounted to $0 and $167,657 for the three-month periods ended June 30, 2012 and 2011, respectively, and $80,607 and $281,228 for the six-month periods ended June 30, 2012 and 2011, respectively. There is no such shipping and handling costs for the three-month period ended June 30, 2012 as they are borne by the suppliers since April 2012.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Exploration Costs

Exploration costs, which included the cost of researching appropriate places to drill wells and the cost of actual drilling of potential natural brine resources, were charged to the income statement as incurred. For the three-month and six-month periods ended June 30, 2011, the Company incurred exploration costs in the amount of $3,867,286, in Sichuan province, PRC, for the drilling of exploratory wells and their associated facilities in order to confirm and measure the natural brine resources in the area of drilling. The Company completed the drilling of exploratory wells in December 2011 and received a testing report in mid-January 2012 which confirmed the underground brine water resources.

(j)           Recoverability of Long-lived Assets

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

For the three-month and six-month periods ended June 30, 2012, the Company determined that no further impairment charges were required after going through the impairment testing of the operating long-lived assets (property, plant and equipment, both owned and under capital leases, net). Certain eroded protective shells for transmission channels and ducts, with net book values of $911,995, were replaced during the second phase enhancement project, write-offs of the same amounts, were made in this quarter and included in write-off/impairment on property, plant and equipment for the three-month period ended June 30, 2012. For the three-month and six-month periods ended June 30, 2011, the Company recorded impairment charges of long-lived assets for the relocation of Factory No. 4 and idle plant and machinery in the amount of $3,873,087, and write-off of long-lived assets for certain eroded protective shells for crude salt fields and transmission channels and ducts, at their net book values, in the amount of $3,697,479.

(k)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 2,906,971 and 1,378,847 shares for the three-month periods ended June 30, 2012 and 2011, respectively, and amounted to 2,175,548 and 241,002 shares for the six-month periods ended June 30, 2012 and 2011, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(k)           Basic and Diluted Net Income per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
Numerator
Net income	$5,688,674	$10,023,255	$8,975,781	$24,388,254

Denominator
Basic: Weighted-average common shares outstanding during the period	34,560,743	34,729,179	34,560,743	34,732,527
Add: Dilutive effect of stock options	-	4,009	651	395,746
Diluted	34,560,743	34,733,188	34,561,394	35,128,273

Net income per share
Basic	$0.16	$0.29	$0.26	$0.70
Diluted	$0.16	$0.29	$0.26	$0.69

(l)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month and six-month periods ended June 30, 2012 or issued during 2012 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 2 – ASSET ACQUISITIONS

Pursuant to the lease contract signed by SCHC on November 5, 2010 with State-Operated Shouguang Qingshuibo Farm (the “Lessor”), the Company recognized in January 2011: (1) a 20-year capital lease of real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, with an annual payment of Renminbi (“RMB”) 1,877,000 (approximately $295,365) up to December 31, 2030 to the Lessor, aggregating $3,127,913 (the present value of the minimum lease payments); and (2) a 20-year land lease and rights to new extraction wells on which the aforesaid real property, production facilities, channels and ducts, other production equipment and the buildings are situated, with an annual payment of RMB3,123,000 (approximately $495,651) up to December 31, 2030 to the Lessor. The lease was accounted for under FASB ASC 840-10-25 “Leases - Recognition” and the cost of $3,127,913 was included in property, plant equipment under capital lease in the first quarter of 2011.

The Company also enhanced the new plant and machinery leased in the first quarter of 2011 by making capital improvements in reconstruction and renovation work at a cost of approximately $3,050,400, which was recorded as buildings and plant and machinery, for the operation of the aforesaid real property, production facilities, channels and ducts, other production equipment and the buildings located on the property.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories consist of:

	June 30, 2012	December 31, 2011

Raw materials	$780,747	$848,596
Finished goods	3,189,299	3,604,247
Allowance for obsolete and slow-moving inventory	(14,814)	(14,871)
	$3,955,232	$4,437,972

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month periods ended June 30, 2012 and 2011, amortization of prepaid land lease totaled $50,180 and $72,989, respectively, which were recorded as cost of net revenue. During the six-month periods ended June 30, 2012 and 2011, amortization of prepaid land lease totaled $105,051 and $102,831, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships. Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land. The parcels of land that the Company could not obtain land use rights certificates cover a total of approximately 52.39 square kilometers with an aggregate carrying value of $1,081,310 and approximately 43.19 square kilometers with an aggregate carrying value of $766,748 as at June 30, 2012 and December 31, 2011, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2012	December 31, 2011
At cost:
Mineral rights	$6,294,862	$6,318,750
Buildings	40,819,625	40,974,528
Plant and machinery	134,002,545	136,862,383
Motor vehicles	6,998	7,024
Furniture, fixtures and office equipment	4,042,017	4,057,356
Construction in progress	7,849,287	-
Total	193,015,334	188,220,041
Less: Accumulated depreciation and amortization	(50,518,857)	(41,019,301)
Net book value	$142,496,477	$147,200,740

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The aggregate carrying values of these parcels of land are $30,316,834 and $33,108,012 as at June 30, 2012 and December 31, 2011, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended June 30, 2012, depreciation and amortization expense totaled $5,521,178, of which $5,403,370 and $117,808 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended June 30, 2011, depreciation and amortization expense totaled $4,027,143, of which $3,830,437 and $196,707 were recorded as cost of net revenue and administrative expenses respectively. During the six-month period ended June 30, 2012, depreciation and amortization expense totaled $11,118,099, of which $10,645,703 and $472,396 were recorded as cost of sales and administrative expenses respectively. During the six-month period ended June 30, 2011, depreciation and amortization expense totaled $7,375,662, of which $6,805,179 and $570,483 were recorded as cost of net revenue and administrative expenses respectively.

Construction in progress as at June 30, 2012 of $7,849,287 represented the second phase enhancement projects to the Company’s existing bromine extraction and crude salt production facilities, which are currently under construction since mid-May 2012. The total contract costs of the enhancement work to the extraction wells and protective shells to transmission channels and ducts in Factory No. 1 to 9 are approximately $12,806,910 and $8,139,503, respectively, and the work is expected to be completed by late August 2012. As of June 30, 2012, the percentage of work done is approximately 37%. The above enhancement projects are estimated to have useful lives of 5 to 8 years and will be capitalized as plant and machinery upon completion.

For the three-month periods ended June30, 2012 and 2011, ordinary repair and maintenance expenses were $0 and $38,457, respectively. For the six-month periods ended June 30, 2012 and 2011, ordinary repair and maintenance expenses were $127 and $89,090, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	June 30, 2012	December 31, 2011
At cost:
Buildings	$130,111	$130,605
Plant and machinery	2,467,099	2,476,460
Total	2,597,210	2,607,065
Less: Accumulated depreciation and amortization	(441,139)	(270,145)
Net book value	$2,156,071	$2,336,920

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month periods ended June 30, 2012 and 2011, depreciation and amortization expense totaled $86,247 and $92,954, respectively, which was recorded as cost of net revenue. During the six-month periods ended June 30, 2012 and 2011, depreciation and amortization expense totaled $172,489 and $92,954, respectively, which was recorded as cost of net revenue.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2012	2011
Accounts payable	$3,833,602	$3,645,804
Salary payable	139,024	132,454
Social security insurance contribution payable	50,834	39,129
Amount due to a contractor	762,227	1,422,042
Price adjustment funds	1,396,366	1,031,685
Other payables	1,374,095	1,102,529
Total	$7,556,148	$7,373,643

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month and six-month periods ended June 30, 2012, the Company borrowed $60,000 and $235,000, respectively, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2012	2011
Income tax payable	$1,957,493	$1,761,452
Mineral resource compensation fee payable	365,942	410,719
Value added tax payable	793,338	540,463
Land use tax payable	882,821	1,081,117
Other tax payables	232,487	264,799
Total	$4,232,081	$4,058,550

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	June 30,	December 31,
	Interest rate	2012	2011
Total capital lease obligations	6.7%	$3,025,078	$3,226,300
Less: Current portion		(90,551)	(189,742)
Capital lease obligations, net of current portion		$2,934,527	$3,036,558

Interest expenses from capital lease obligations amounted to $54,024 and $65,740 for the three-month periods ended June 30, 2012 and 2011, respectively, which were charged to the income statements. Interest expenses from capital lease obligations amounted to $108,044 and $107,956 for the six-month periods ended June 30, 2012 and 2011, respectively, which were charged to the income statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 – RETAINED EARNINGS - APPROPRIATED

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2012 for SCHC and SYCI is 33% and 50% of its registered capital respectively.

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

In early March 2012, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.77 per share and the options vested immediately. The options were valued at $15,300 fair value, with assumed 95.89% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.21% and no dividend yield. For the three-month and six-month periods ended June 30, 2012, $0 and $15,300 was recognized as general and administrative expenses.

On May 7, 2012, the Company entered into a service agreement with an independent director in which he would be entitled to receive stock option grants of 12,500 shares of common stock on the date of the agreement and on each anniversary date from that date through May 7, 2014. The exercise price of the options which will equal or exceed the fair market value of a share of the Company’s common stock on the day before the grant date, shall be determined by the Board of Directors and the options shall vest immediately upon the grant date. This agreement remains effective as long as the director continues to serve as a non-employee director of the Company. Pursuant to this agreement, on May 7, 2012, the Company granted to this independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.06 per share and the options vested immediately. The options were valued at $11,000 fair value, with assumed 95.21% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.21% and no dividend yield. For the three-month and six-month periods ended June 30, 2012, $11,000 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2012 and June 30, 2012.

	Number of Option and Warrants Outstanding	Number of Option and Warrants Vested	Range of Exercise Price per Common Share
Balance, January 1, 2012	1,144,471	1,144,471	$2.41 - $12.60
Granted and vested during the six-month period ended June 30, 2012	25,000	25,000	$2.06 - $2.77
Balance, June 30, 2012	1,169,471	1,169,471	$2.06 - $12.60

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION – Continued

Stock and Warrants Options Outstanding
			Weighted Average	Weighted Average
			Remaining	Exercise Price of
	Outstanding at June 30, 2012	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	1,169,471	$2.06 - $12.60	2.42	$ 6.21

The weighted average grant-date fair values as at June 30, 2012 and December 31, 2011 were $7.18 and $7.29, respectively.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2012 and 2011, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2012 and 2011.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and six-month periods ended June 30, 2012 and 2011.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2012 and 2011 are 16.5%.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

As of June 30, 2012 and December 31, 2011, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $189,972,832 and $180,939,187, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2012 and December 31, 2011, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of June 30, 2012 and December 31, 2011, the unrecognized WHT are $8,421,768 and $7,965,999, respectively.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
Current taxes – PRC	$1,892,567	$5,285,957	$3,148,833	$11,211,191
Deferred taxes – PRC	82,622	(1,933,612)	160,826	(1,925,724)
	$1,975,189	$3,352,345	$3,309,659	$9,285,467

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2012	2011	2012	2011
Statutory income tax rate	25%	25%	25%	25%
US federal net operating loss	1%	0%	2%	3%
Effective tax rate	26%	25%	27%	28%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2012 and December 30, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$3,704	$3,718
Impairment on property, plant and equipment	636,615	639,031
Exploration costs	1,780,714	1,797,391
Repair and maintenance costs	101,879	224,984
Property, plant and equipment	44,534	73,059
US federal net operating loss	10,442,134	10,111,821
Total deferred tax assets	13,009,580	12,850,004
Valuation allowance	(10,442,134)	(10,111,821)
Net deferred tax asset	$2,567,446	$2,738,183

Current deferred tax asset	$105,583	$228,702
Long-term deferred tax asset	$2,461,863	$2,509,481

The increase in valuation allowance for each of the three-month periods ended June 30, 2012 and 2011 is $106,382 and $36,752, respectively, and six-month periods ended June 30, 2012 and 2011 is $330,313 and $1,196,983, respectively.

There was no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2012 and December 31, 2011.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

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

Three-Month Period Ended June 30, 2012	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$17,539,429	$3,779,658	$9,995,759	$31,314,846	$-	$31,314,846
Net revenue (intersegment)	808,596	-	-	808,596	-	808,596
Income (loss) from operations before taxes	3,933,561	888,555	3,007,381	7,829,497	(196,294)	7,633,203
Income taxes	1,018,311	198,783	758,095	1,975,189	-	1,975,189
Income (loss) from operations after taxes	2,915,250	689,772	2,249,286	5,854,308	(196,294)	5,658,014
Total assets	158,305,734	56,621,811	50,634,822	265,562,367	425,477	265,987,844
Depreciation and amortization	3,509,790	1,442,179	655,456	5,607,425	-	5,607,425
Capital expenditures	6,567,296	1,281,991	-	7,849,287	-	7,849,287
Write-off / Impairment	763,043	148,952	-	911,995	-	911,995

Three-Month Period Ended June 30, 2011	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$33,230,646	$5,994,384	$12,075,782	$51,300,812	$-	$51,300,812
Net revenue (intersegment)	883,150	-	-	883,150	-	883,150
Income (loss) from operations before taxes	9,540,474	1,926,628	2,029,160	13,496,262	(107,653)	13,388,609
Income taxes	2,466,262	379,478	506,605	3,352,345	-	3,352,345
Income (loss) from operations after taxes	7,074,212	1,547,150	1,522,555	10,143,917	(107,653)	10,036,264
Total assets	146,989,573	52,795,615	42,676,361	242,461,549	3,013,131	245,474,680
Depreciation and amortization	2,859,567	578,359	682,171	4,120,097	-	4,120,097
Capital expenditures	21,371,074	15,667,471	37,664	37,076,209	-	37,076,209
Write-off / Impairment	3,749,435	2,015,533	1,805,598	7,570,566	-	7,570,566

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2012	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$30,993,311	$6,054,582	$18,075,627	$55,123,520	$-	$55,123,520
Net revenue (intersegment)	1,563,153	-	-	1,563,153	-	1,563,153
Income (loss) from operations before taxes	6,401,865	1,437,005	5,250,276	13,089,146	(878,844)	12,210,302
Income taxes	1,681,209	302,649	1,325,801	3,309,659	-	3,309,659
Income (loss) from operations after taxes	4,720,656	1,134,356	3,924,475	9,779,487	(878,844)	8,900,643
Total assets	158,305,734	56,621,811	50,634,822	265,562,367	425,477	265,987,844
Depreciation and amortization	7,174,033	2,805,685	1,310,870	11,290,588	-	11,290,588
Capital expenditures	6,567,296	1,281,991	-	7,849,287	-	7,849,287
Write-off / Impairment	763,043	148,952	-	911,995	-	911,995

Six-Month Period Ended June 30, 2011	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$63,379,962	$11,028,718	$22,270,664	$96,679,344	$-	$96,679,344
Net revenue (intersegment)	1,503,866	-	-	1,503,866	-	1,503,866
Income (loss) from operations before taxes	25,913,373	5,873,546	5,385,697	37,172,616	(3,519,714)	33,652,902
Income taxes	6,742,153	1,192,917	1,350,397	9,285,467	-	9,285,467
Income (loss) from operations after taxes	19,171,220	4,680,629	4,035,300	27,887,149	(3,519,714)	24,367,435
Total assets	146,989,573	52,795,615	42,676,361	242,461,549	3,013,131	245,474,680
Depreciation and amortization	5,014,155	1,098,678	1,355,783	7,468,616	-	7,468,616
Capital expenditures	23,933,922	19,334,613	37,664	43,306,199	-	43,306,199
Write-off / Impairment	3,749,435	2,015,533	1,805,598	7,570,566	-	7,570,566

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2012	2011	2012	2011
Total segment operating income	$7,829,497	$13,496,262	$13,089,146	$37,172,616
Corporate costs	(196,294)	(107,653)	(878,844)	(3,519,714)
Income from operations	7,633,203	13,388,609	12,210,302	33,652,902
Other income (expense)	30,660	(13,009)	75,138	20,819
Income before taxes	$7,663,863	$13,375,600	$12,285,440	$33,673,721

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,904	$727	$1,109	$3,740	11.9%
2	Shouguang City Rongyuan Chemical Company Limited	$2,257	$898	$-	$3,155	10.1%
TOTAL		$4,161	$1,625	$1,109	$6,895	22.0%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,634	$1,113	$2,107	$6,854	12.4%
2	Shouguang City Rongyuan Chemical Company Limited	$4,278	$1,346	$-	$5,624	10.2%
TOTAL		$7,912	$2,459	$2,107	$12,478	22.6%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,507	$1,121	$760	$5,388	10.5%
TOTAL		$3,507	$1,121	$760	$5,388	10.5%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$9,238	$1,963	$1,329	$12,530	13.0%
2	Shouguang City Rongyuan Chemical Company Limited	$7,285	$2,622	$-	$9,907	10.3%
TOTAL		$16,523	$4,585	$1,329	$22,437	23.3%

NOTE 15 – MAJOR SUPPLIERS

During the three-month and six-month periods ended June 30, 2012, the Company purchased 85.7% and 83.5% of its raw materials from its top five suppliers, respectively.  As of June 30, 2012, amounts due to those suppliers included in accounts payable were $3,305,237. During the three-month and six-month periods ended June 30, 2011, the Company purchased 81.1% and 81.6% of its raw materials from its top five suppliers, respectively.  As of June 30, 2011, amounts due to those suppliers included in accounts payable were $5,094,255. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers.  During the three-month and six-month periods ended June 30, 2012, the Company sold 42.8% and 43.4% of its products to its top five customers, respectively. As of June 30, 2012, amounts due from these customers were $19,888,840. During the three-month and six-month periods ended June 30, 2011, the Company sold 40.8% and 43.9% of its products to its top five customers, respectively. At June 30, 2011, amounts due from these customers were $16,417,668. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2012 and December 31, 2011.

NOTE 18 – RESEARCH AND DEVELOPMENT EXPENSES

The total research and development expenses recognized in the income statements during the three-month and six-month periods ended June 30, 2012 were $62,526 and $105,324, respectively, of which the consumption of bromine produced by the Company amounted to $13,268 and $24,008, respectively. The total research and development expenses recognized in the income statements during the three-month and six-month periods ended June 30, 2011 were $133,519 and 313,856, respectively, of which the consumption of bromine produced by the Company amounted to $13,158 and $43,226, respectively.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of June 30, 2012, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased seven pieces of land under non-cancelable operating leases, which are fixed in rentals and expire through December 2021, December 2030, December 2031, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has committed approximately $13,097,126 for the second phase enhancement projects to the Company’s existing bromine extraction and crude salt production facilities as of June 30, 2012.

The following table sets forth the Company’s contractual obligations as of June 30, 2012:

	Capital Lease Obligations	Operating Lease Obligations	Construction Project Obligations
Payable within:
the next 12 months	$296,772	$768,548	$13,097,126
the next 13 to 24 months	296,772	780,865	-
the next 25 to 36 months	296,772	790,731	-
the next 37 to 48 months	296,772	804,086	-
the next 49 to 60 months	296,772	814,891	-
thereafter	3,858,044	18,327,069	-
Total	$5,341,904	$22,286,190	$13,097,126
Less: Amount representing interest	(2,316,826)
Present value of net minimum lease payments	$3,025,078

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $194,450 and $157,480, which were charged to the income statements for the three-month ended June 30, 2012 and 2011, respectively. Rental expenses related to operating leases of the Company amounted to $388,766 and $261,488, which were charged to the income statements for the six-month ended June 30, 2012 and 2011, respectively.

NOTE 20 – CONTINGENCY

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, which is now captioned  Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011.  Lead plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company.  The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount. On November 7, 2011, the Company filed a motion to dismiss the amended complaint. On May 15, 2012, the Court denied the Company’s motion to dismiss the amended complaint. The parties are required to submit a joint report concerning scheduling and other issues on July 30, 2012, in accordance with Federal Rules of Civil Procedure 16 and 26(f). The Company has submitted the required report on July 30, 2012. The Court has also set a scheduling conference for August 12, 2012.  The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses from this litigation.

The legal costs incurred for the three-month and six-month periods ended June 30, 2012 in connection with the above legal case amounted to $100,000 and $511,289, which was included in the income statements as general and administrative expenses. No legal costs were incurred for the three-month and six-month periods ended June 30, 2011 in connection with the above legal case.

NOTE 21 – SUBSEQUENT EVENTS

On July 2, 2012, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.22 per share and the options vested immediately. The options were valued at $7,000 fair value, with assumed 94.92% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.24% and no dividend yield, which will be recognized as general and administrative expense in third quarter of 2012.

On July 17, 2012, the Company granted to 3 executive officers and 18 management staff options to purchase 600,000 shares and 218,000 shares of the Company’s common stock, respectively, at an exercise price of $0.952 per share and the options vested immediately. The options to executive officers and management staff were valued at $344,743 and $125,257 fair value, respectively, both with assumed 88.03% volatility, a four-year expiration term with expected tenor of 2 years, a risk free rate of 0.24% and no dividend yield, which will be recognized as general and administrative expense in third quarter of 2012.

In mid-July 2012, the Company commenced two enhancement projects to its existing bromine and chemical products production facilities. The contract cost of the repair and maintenance and enhancement work to the bromine production facilities in Factory No. 2 is approximately $1,280,691. The contract cost of the enhancement work to the chemical products production facilities is approximately $1,502,045. The enhancement works of both contracts are expected to be completed by mid-September 2012. The enhancement portion to the above projects of approximately $2,761,818 is estimated to have useful lives of 5 to 20 years and will be capitalized as plant and machinery upon completion, and the portion of repair and maintenance expenses of approximately $20,918 will be recognized as cost of net revenue in the third quarter of 2012.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2012 and 2011.

Comparison of the Three-Month Periods Ended June 30, 2012 and 2011

	Three-Month Period Ended June 30, 2012	Three-Month Period Ended June 30, 2011	% Change
Net revenue	$31,314,846	$51,300,812	(39%)
Cost of net revenue	$(21,389,651)	$(24,994,703)	(14%)
Gross profit	$9,925,195	$26,306,109	(62%)
Sales, marketing and other operating expenses	$(22,709)	$(23,733)	(4%)
Research and development costs	$(62,526)	$(133,519)	(53%)
Exploration cost	$-	$(3,867,286)	(100%)
Write-off/Impairment on property, plant and equipment	$(911,995)	$(7,570,566)	(88%)
General and administrative expenses	$(1,370,866)	$(1,714,694)	(20%)
Other operating income	$76,104	$392,298	(81%)
Income from operations	$7,633,203	$13,388,609	(43%)
Other income (expense), net	$30,660	$(13,009)	(336%)
Income before taxes	$7,663,863	$13,375,600	(43%)
Income taxes	$(1,975,189)	$(3,352,345)	(41%)
Net income	$5,688,674	$10,023,255	(43%)

Net revenue.  Net revenue was $31,314,846 for three-month period ended June 30, 2012, a decrease of approximately $20.0 million (or 39%) as compared to the same period in 2011. This decrease was primarily attributable to the reduction of overall demand for all of our segment products, specifically, (i) revenue from the bromine segment decreased from $33,230,646 for the three-month period ended June 30, 2011 to $17,539,429 for the same period in 2012, a decrease of approximately 47%; (ii) revenue from the crude salt segment decreased from $5,994,384 for the three-month period ended June 30, 2011 to $3,779,658 for the same period in 2012, a decrease of approximately 37%; and (iii) revenue from the chemical products segment decreased from $12,075,782 for the three-month period ended June 30, 2011 to $9,995,759 for the same period in 2012, a decrease of approximately 17%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Decrease
	June 30, 2012		June 30, 2011		of Net Revenue
Segment		% of total		% of total
Bromine	$17,539,429	56%	$33,230,646	65%	(47%)
Crude Salt	$3,779,658	12%	$5,994,384	12%	(37%)
Chemical Products	$9,995,759	32%	$12,075,782	23%	(17%)
Total sales	$31,314,846	100%	$51,300,812	100%	(39%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2012	June 30, 2011	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	5,031	7,670	(34%)
Crude Salt	100,745	124,809	(19%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2012	June 30, 2011	Increase/(Decrease)
Oil and gas exploration additives	3,057	4,474	(32%)
Paper manufacturing additives	771	917	(16%)
Pesticides manufacturing additives	830	761	9%
Wastewater treatment chemical additives	-	116	(100%)
Overall	4,658	6,268	(26%)

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in both the sales volume and selling price of bromine. The sales volume of bromine decreased from 7,670 tonnes for the three-month period ended June 30, 2011 to 5,031 tonnes for the same period in 2012, a decrease of 34%. Despite an increase in the number of our bromine production plants in recent years which maintained our production capacity, sales volume of bromine decreased. The major reason for the decrease in the sales volume of bromine was mainly attributable to the drop in overall demand for bromine as a result of the recent macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

Due to the drop in demand of bromine, since the second half of 2011, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price of bromine decreased from $4,333 per tonne for the three-month period ended June 30, 2011 to $3,486 per tonne for the same period in 2012, a decrease of 20%. The average selling price for this quarter remained relatively stable as compared with the three-month period ended March 31, 2012 ($3,569 per tonne). We expect the average selling price of bromine will remain at current levels through the end of 2012 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for three-month period ended June 30, 2012 from the same period in 2011.

Three-Month Period Ended June 30,
Increase / (Decrease) in net revenue of bromine as a result of:	2012 vs. 2011
Decrease in average selling price	$(5,373,368)
Decrease in sales volume	$(10,317,849)
Total effect on net revenue of bromine	$(15,691,217)

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in both the average selling price and sales volume of crude salt. The average selling price of crude salt decreased from $48.03 per tonne for the three-month period ended June 30, 2011 to $37.52 per tonne for the same period in 2012, a decrease of 22%, and the sales volume of crude salt also decreased by 19% from 124,809 tonnes for the three-month period ended June 30, 2011 to 100,745 tonnes for the same period in 2012. Similar to the bromine segment, the decrease in both the average selling price and sales volume was a result of the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy. This policy resulted in, among other things, the decrease in the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries. The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended June 30, 2012 from the same period in 2011.

Three-Month Period Ended June 30,
Increase / (Decrease) in net revenue of crude salt as a result of:	2012 vs. 2011
Decrease in average selling price	$(1,185,440)
Decrease in sales volume	$(1,029,286)
Total effect on net revenue of crude salt	$(2,214,726)

We noted a downward trend in the average selling price of crude salt since the first quarter of 2011 as we offered competitive selling prices to our customers in order to compete with other crude salt manufacturers. The average selling price decreased from $50.09 per tonne in the first quarter of 2011 to $37.52 per tonne in the second quarter of 2012. We expect the average selling price of crude salt will remain at current levels through the end of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	June 30, 2012		June 30, 2011		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$5,569,089	56%	$7,994,967	66%	(30%)
Paper manufacturing additives	$985,068	10%	$1,261,663	11%	(22%)
Pesticides manufacturing additives	$3,441,602	34%	$2,299,138	19%	50%
Wastewater treatment chemical additives	-	-	520,014	4%	(100%)
Total sales	$9,995,759	100%	$12,075,782	100%	(17%)

Net revenue from our chemical products segment decreased from $12,075,782 for the three-month period ended June 30, 2011 to $9,995,759 for the same period in 2012, a decrease of approximately 17%. The decrease was mainly attributable to the drop in demand for our oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $5,569,089 (or 56%) and $7,994,967 (or 66%) of our chemical segment revenue for the three-month periods ended June 30, 2012 and 2011, respectively, with a decrease of $2,425,878, or 30%. Net revenue from our paper manufacturing additives decreased from $1,261,663 for the three-month period ended June 30, 2011 to $985,068 for the same period in 2012, a decrease of approximately 22%. We believe that as result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, the overall demand for chemical products was reduced, which resulted in a decrease in our volume of both oil and gas exploration additives and paper manufacturing additives sold, which decreased by 32% and 16%, respectively, for the three-month period ended June 30, 2012 as compared with the same period in 2011. Also, in June 2011 we stopped production of our wastewater treatment chemical additives and in July 2011 we successfully converted the production equipment to pharmaceutical and agricultural chemical additives which have higher profit margins.

However, the effect of the decrease in net revenue from our chemical products segment was partially offset by the increase in the average selling price of our pesticides manufacturing additives products due to the strong demand in the PRC market. The average selling price per tonne for our pesticides manufacturing additives increased by 37% for the three-month period ended June 30, 2012 as compared with the same period in 2011. The PRC government continued to support expansion of agricultural related products, which supported the growth in sales of our pesticides manufacturing additives. Also, we successfully converted the production equipment from wastewater treatment chemical additive to pharmaceutical and agricultural chemical additives, which contributed higher profit margins than other chemical products. The table below shows the changes in the average selling price and changes in the sales volume of major chemical products (excluded wastewater treatment chemical additives of $520,014 for three-month period ended June 30, 2011 as the production of such product line was stopped since July 2011) for three-month period ended June 30, 2012 from the same period in 2011.

Increase / (Decrease) in net revenue, for the three-month period ended June 30, 2012 vs. 2011, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase / (Decrease) in average selling price	$130,910	$(82,889)	$895,178	$943,199
Increase / (Decrease) in sales volume	$(2,556,788)	$(193,706)	$247,286	$(2,503,208)
Total effect on net revenue of chemical products	$(2,425,878)	$(276,595)	$1,142,464	$(1,560,009)

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2012		June 30, 2011		Net Revenue
Segment		% of total		% of total
Bromine	$11,969,325	56%	$15,518,035	62%	(23%)
Crude Salt	$2,556,779	12%	$1,410,903	6%	81%
Chemical Products	$6,863,547	32%	$8,065,765	32%	(15%)
Total	$21,389,651	100%	$24,994,703	100%	(14%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $21,389,651 for three-month period ended June 30, 2012, a decrease of $3,605,052 (or 14%) as compared to the same period in 2011. The decrease in overall cost of net revenue was mainly attributable to the decrease in volume of products sold and the decrease in purchase price of raw materials, as compared to the last comparable period, which was partially offset by the increase in depreciation and amortization of manufacturing plant and machinery and price adjustment fund, a levy imposed by the local PRC government to our bromine and crude segments since January 2011 for the purpose of enhancing the local PRC government’s ability to adjust the price and stabilize the market price of daily necessities and other important commodities.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (ii)
Three-month period ended June 30, 2011	41,547	(i)	81%
Three-month period ended June 30, 2012	44,547		47%
Variance of the three-month periods ended June 30, 2012 and 2011	3,000	(iii)	(34%	)

(i) Annual production capacity for the three-month period ended June 30, 2011 was adjusted with the appraisal report carried out by an international appraisal firm, Grant Sherman Appraisal Limited, in October 2011.

(ii) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

(iii) The increase in 3,000 tonnes production capacity represents the management’s estimated capacity of Factory No. 10 acquired in late December 2011.

Our utilization ratio decreased by 34% for the three-month period ended June 30, 2012 as compared with the same period in 2011. The decrease in utilization and hence the sales volume of bromine was mainly attributable to the drop in overall demand for bromine as a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which reduced our production volume since mid-2011.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2011 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we decided to carry out large scale enhancement work to replace all the eroded protective shells within a four year timeframe, which work commenced in the second quarter of 2011. In May 2012, we resumed the second phase enhancement works to our existing bromine extraction and crude salt production facilities, which are still under construction as of June 30, 2012. The total construction costs of the enhancement work to the extraction wells and protective shells to transmission channels and ducts in Factory No. 1 to 9 are approximately $12,806,910 and $8,139,503, respectively, which are expected to be completed by late August 2012.

Bromine segment
For the three-month period ended June 30, 2012, the cost of net revenue for the bromine segment was $11,969,325, a decrease of $3,548,710 or 23% over the same period in 2011. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $6,616,505 (or 55%), depreciation and amortization of manufacturing plant and machinery of $3,423,638 (or 29%) and electricity of $799,502 (or 7%) for the three-month period ended June 30, 2012. For the three-month period ended June 30, 2011, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $10,235,449 (or 66%), depreciation and amortization of manufacturing plant and machinery of $2,590,493 (or 17%) and electricity of $1,257,231 (or 8%), the cost structure changed as compared with the same period in 2012 where the contribution from cost of raw materials and finished goods consumed decreased by 11% and depreciation and amortization of manufacturing plant and machinery increased by 12%. The decrease in net cost of net revenue was attributable mainly to the decrease in raw material prices, which is largely offset by the increase in depreciation and amortization of manufacturing plant and machinery.

The table below represents the major production cost component of bromine per tonne for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	June 30, 2012		June 30, 2011		% Change
		% of total		% of total
Raw materials	$1,315	55%	$1,334	66%	(1%)
Depreciation and amortization	$681	29%	$338	17%	101%
Electricity	$159	7%	$164	8%	(3%)
Others	$224	9%	$187	9%	20%
Production cost of bromine per tonne	$2,379	100%	$2,023	100%	18%

Our production cost of bromine per tonne was $2,379 for the three-month period ended June 30, 2012, an increase of 18% (or $356) as compared to the same period in 2011, which was attributable mainly to the component of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 101% was due to the enhancement projects in late June 2011 to our extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery. The cost of raw materials consumed per tonne slighted decreased by 1% as compared to the last comparison period, which was mainly attributable to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government. Since January 2011, included in our other production cost was a price adjustment fund, a levy charged by the PRC government, of RMB200 (approximately $32) per tonne.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended June 30, 2012 was $2,556,779, representing an increase of $1,145,876, or 81%, compared to $1,410,903 for the same period in 2011. The increase in cost was mainly due to the increase in the number of crude salt fields and enhancement projects performed in late June 2011, which in turn resulted in an increase in the depreciation and amortization of manufacturing plant and machinery. The significant cost components for the three-month period ended June 30, 2012 were depreciation and amortization of $1,771,016 (or 69%), resource taxes calculated based on crude salt sold of $319,462 (or 12%) and electricity of $193,917 (or 8%). The significant cost components for the three-month period ended June 30, 2011 were depreciation and amortization of $604,343 (or 43%), resource tax of $410,403 (or 29%) and electricity of $206,755 (or 15%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	June 30, 2012		June 30, 2011		% Change
		% of total		% of total
Depreciation and amortization	$17.6	69%	$4.8	43%	267%
Resource tax	$3.2	13%	$3.3	29%	(3%)
Electricity	$2.0	8%	$1.7	15%	18%
Others	$2.6	10%	$1.5	13%	73%
Production cost of crude salt per tonne	$25.4	100%	$11.3	100%	125%

Our production cost of crude salt per tonne was $25.4 for the three-month period ended June 30, 2012, an increase of 125% (or $14.1) as compared to the same period in 2011, which was attributable mainly to the components of depreciation and amortization of manufacturing plant and machinery and the accrual of the price adjustment fund since 2011. The significant percentage increase in depreciation and amortization per tonne by 267% was due to the enhancement projects performed in late June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery. Since the second quarter of 2011, included in our other production cost was a price adjustment fund, a levy charged by PRC government since January 2011, of RMB3 (approximately $0.48) per tonne. Other production costs represented mainly salaries and welfare of labor worked in the crude salt fields.

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2012, was $6,863,547, representing a decrease of $1,202,218 or 15% over the same period in 2011. The significant costs were cost of raw material and finished goods consumed of $5,989,603 (or 87%) and $6,961,495 (or 86%) and depreciation and amortization of manufacturing plant and machinery of $640,617 (or 9%) and $674,499 (or 8%) for each of the three-month periods ended June 30, 2012 and 2011, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of our manufacturing plant and machinery, the rate of decrease for the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit. Gross profit was $9,925,195, or 32%, of net revenue for three-month period ended June 30, 2012 compared to $26,306,109, or 51%, of net revenue for the same period in 2011. The decrease in gross profit percentage was primarily attributable to a drop in the margin percentage in all of our three segments.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2012		June 30, 2011		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$5,570,105	32%	$17,712,611	53%	(21%)
Crude Salt	$1,222,878	32%	$4,583,481	76%	(44%)
Chemical Products	$3,132,212	31%	$4,010,017	33%	(2%)
Total Gross Profit	$9,925,195	32%	$26,306,109	51%	(19%)

Bromine segment
For the three-month period ended June 30, 2012, the gross profit margin for our bromine segment was 32% compared to 53% for the same period in 2011. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price and sales volume in the three-month ended June 30, 2012 was adversely affected. We cut the average selling price of bromine from $4,333 per tonne for the three-month period ended June 30, 2011 to $3,486 per tonne for the same period in 2012, a decrease of 20%, in order to compete with other bromine manufacturers. Nevertheless, the sales volume decreased from 7,670 tonnes for the three-month period ended June 30, 2011 to 5,031 tonnes for the same period in 2012, a decrease of 34%. Also, as mentioned in our 2011 Form 10-K, we completed certain enhancements of our facilities during the second quarter of 2011 to pump brine water from deeper underground in order to improve the quality of brine water being extracted from our wells, which in turn increased the depreciation and amortization of the plant and equipment and hence the cost of net revenue of bromine. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the three-month period ended June 30, 2012 the gross profit margin for our crude salt segment was 32% compared to 76% for the same period in 2011. This significant 44% decrease in our gross profit margin is attributable to (i) the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects performed in late June 2011 to our crude fields, extraction wells and transmission channels and ducts as mentioned in our 2011 Form 10-K and (ii) the change in the estimated useful life of certain protective shells and transmission channels and ducts from 8 years to 5 years which accelerated the depreciation and amortization of the plant and machinery. For the three-month period ended June 30, 2012, the average selling price of crude salt amounted to $37.52 per tonne, as compared to $48.03 per tonne for the same period in 2011, a decrease of 22%. As previously mentioned, the decrease in gross profit was a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which decreased the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended June 30, 2012 was 31% compared to 33% for the same period in 2011, a decrease of 2%. As previously mentioned, the decrease in gross profit margin was a result of the decrease in demand for our oil and gas exploration additives and paper manufacturing additives which in turn reduced the sales volume of these chemical products. As sales of oil and gas exploration additives contributed more than 56% of our total chemical products segment’s net revenue, the decrease in demand largely reduced the gross profit margin of our chemical products segment. However, the selling price fluctuation of individual chemical products is not expected to have a significant impact on our gross profit margin for overall chemical products as our factory is capable of producing diversified chemical products, such as pesticides manufacturing additives with higher profit margin.

Research and Development Costs. The total research and development costs incurred for the three-month periods ended June 30, 2012 and 2011 were $62,526 and $133,519, respectively, a decrease of 53%.

Research and development costs for the three-month period ended June 30, 2012 represented raw materials used by SYCI for testing the manufacturing routine and samples of the new chemical products production line. Research and development costs for the three-month period ended June 30, 2011 were mostly related to the Co-Op Research and Development Center set up jointly with East China University of Science and Technology in June 2007 to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry, which amounted to $108,100. On June 7, 2011, SYCI and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for us.

Exploration cost. Exploration cost of $3,867,286 for the three-month period ended June 30, 2011 represented the drilling of exploratory wells and associated facilities by SCHC in Sichuan Province in order to confirm and measure the brine water resources in the province. We completed the drilling of the first exploratory well in December 2011 and announced in mid-January 2012 that we have discovered underground brine water resources in Daying County, and provided preliminary concentration results after the testing by a third-party independent testing expert. No further exploration cost was incurred for the three-month period ended June 30, 2012 as we are still discussing with the local government of Daying County of the form of cooperation to further explore the brine water resources.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment of $911,995 for the three-month period ended June 30, 2012 represented the write-off of certain protective shells to transmission pipelines and ducts replaced during the second phase enhancement project that started in May 2012. The write-off and impairment on property, plant and equipment for the three-month period ended June 30, 2011 represented (i) the write-off on property, plant and equipment that could not be relocated to the new Factory No. 4 in the amount of $1,384,443; (ii) the impairment loss on property, plant and equipment related to the conversion of our production line from wastewater treatment chemical additives to the production of pharmaceutical and agricultural chemical intermediates in the amount of $1,805,598; (iii) the impairment loss on property, plant and equipment under capital leases for idle plant and machinery in the amount of $683,046; and (iv) the write-off of certain crude salt field protective shells and transmission pipelines replaced during enhancement projects in the amounts of $1,632,004 and $2,065,475, respectively.

General and Administrative Expenses. General and administrative expenses were $1,370,866 for the three-month period ended June 30, 2012, a decrease of $343,828 (or 20%) as compared to $1,714,694 for the same period in 2011. The decrease of $343,828 was primarily due to the inclusion of demolition and re-installation expense for the three-month period ended June 30, 2011 for relocating Factory No. 4 due to the Chinese government taking the leased land, where our original Factory No. 4 was situated, for civil redevelopment in the amount of $467,327.

Other Operating Income. Other operating income, which represented the sales of wastewater to some of our customers, was $76,104 for the three-month period ended June 30, 2012. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with three of our customers to sell them our wastewater at market prices. The other operating income for the three-month period ended June 30, 2011 represented (i) a sum of $92,298 for sales of wastewater and (ii) a sum of $300,000 for compensation received from a legal case.

Income from Operations. Income from operations was $7,633,203 for the three-month period ended June 30, 2012 (or 24.4% of net revenue), a decrease of $5,755,406, or approximately 43%, over income from operations for the same period in 2011. The decrease resulted primarily from the decrease in net revenue as a result of (i) the macro-economic tightening policy imposed by the PRC government to slow down the economy, which in turn decreased the demand and selling price of our products; and (ii) the increase in depreciation and amortization of the plant and machinery due to the enhancement projects in late June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery.

	Income from Operations by Segment
	Three-Month Period Ended June 30, 2012		Three-Month Period Ended June 30, 2011
Segment:		% of total		% of total
Bromine	$3,933,561	50%	$9,540,474	71%
Crude Salt	888,555	11%	1,926,628	14%
Chemical Products	3,007,381	39%	2,029,160	15%
Income from operations before corporate costs	7,829,497	100%	13,496,262	100%
Corporate costs	(196,294)		(107,653)
Income from operations	$7,633,203		$13,388,609

Bromine segment
Income from operations from our bromine segment was $3,933,561 for the three-month period ended June 30, 2012, a decrease of $5,606,913 (or approximately 59%) compared to the same period in 2011. This significant decrease resulted primarily from the decrease in sales volume (contributed a decrease of approximately $10 million) and in average selling price (contributed a decrease of approximately $5 million) as a result of the PRC government’s macro-economic tightening policy which decreased the demand for bromine, which was partially offset by the decrease in (i) the cost of net revenue of bromine of approximately $3.5 million; (ii) exploration cost of approximately $3.4 million and (iii) write-off/impairment of property, plant and equipment of approximately $3.0 million.

Crude salt segment
Income from operations from our crude salt segment was $888,555 for the three-month period ended June 30, 2012, a decrease of $1,038,072 (or approximately 54%) compared to the same period in 2011. This decrease was mainly due to (i) the decrease in both the average selling price and sales volume (contributed an aggregate decrease of approximately $2.2 million); and (ii) the decrease in the gross profit margin due to the enhancement projects which increased the depreciation of manufacturing facilities of approximately $1.1 million, which was partially offset by the decrease in (i) exploration cost of approximately $0.5 million and (ii) write-off/impairment of property, plant and equipment of approximately $1.9 million.

Chemical products segment
Income from operations from our chemical products segment was $3,007,381 for the three-month period ended June 30, 2012, an increase of $978,221 (or approximately 48%) compared to the same period in 2011. This increase resulted primarily from (i) the increase in net revenue of our pesticides manufacturing additives of approximately $1.1 million, (ii) the decrease in cost of net revenue of approximately $1.2 million as explained hereinbefore and (iii) the decrease in write-off/impairment of property, plant and equipment of approximately $1.8 million, which was partially offset by the decrease in net revenue of our wastewater treatment chemical additives, oil and gas exploration additives and paper manufacturing additives of approximately $3.2 million due to decreased demand.

Other Income, Net. Other income, net represented bank interest income, net of capital lease interest expense.

Net Income. Net income was $5,688,674 for the three-month period ended June 30, 2012, a decrease of $4,334,581 (or approximately 43%) compared to the same period in 2011. This decrease was primarily attributable to the overall decrease in demand for our products due to the macro-economic tightening policy imposed by the PRC government to slow down the economy.

Effective Tax Rate. Our effective tax rate for the three-month periods ended June 30, 2012 and 2011 was 26% and 25%, respectively. The effective tax rate for the three-month period ended June 30, 2012 of 1% differs from the PRC statutory income tax rate of 25%, which was due to the US federal net operating loss incurred by Gulf.

Comparison of the Six-Month Periods Ended June 30, 2012 and 2011

	Six-Month Period Ended June 30, 2012	Six-Month Period Ended June 30, 2011	% Change
Net revenue	$55,123,520	$96,679,344	(43%)
Cost of net revenue	$(38,505,533)	$(45,586,087)	(16%)
Gross profit	$16,617,987	$51,093,257	(67%)
Sales, marketing and other operating expenses	$(40,473)	$(47,745)	(15%)
Research and development costs	$(105,324)	$(313,856)	(66%)
Exploration cost	$-	$(3,867,286)	(100%)
Write-off/Impairment on property, plant and equipment	$(911,995)	$(7,570,566)	(88%)
General and administrative expenses	$(3,483,071)	$(6,055,985)	(42%)
Other operating income	$133,178	$415,083	(68%)
Income from operations	$12,210,302	$33,652,902	(64%)
Other income, net	$75,138	$20,819	261%
Income before taxes	$12,285,440	$33,673,721	(64%)
Income taxes	$(3,309,659)	$(9,285,467)	(64%)
Net income	$8,975,781	$24,388,254	(63%)

Net revenue.  Net revenue for six-month period ended June 30, 2012 was $55,123,520, representing a decrease of approximately $41.6 million (or 43%) over the same period in 2011. This decrease was primarily attributable to the reduction of overall demand for all of our segment products, specifically, (i) revenue from the bromine segment decreased from $63,379,962 for the six-month period ended June 30, 2012 to $30,993,311 for the same period in 2012, a decrease of approximately 51%; (ii) revenue from the crude salt segment decreased from $11,028,718 for the six-month period ended June 30, 2011 to $6,054,582 for the same period in 2012, a decrease of approximately 45%; and (iii) revenue from the chemical products segment decreased from $22,270,664 for the six-month period ended June 30, 2011 to $18,075,627 for the same period in 2012, a decrease of approximately 19%.

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Decrease
	June 30, 2012		June 30, 2011		of Net Revenue
Segment		% of total		% of total
Bromine	$30,993,311	56%	$63,379,962	66%	(51%)
Crude Salt	$6,054,582	11%	$11,028,718	11%	(45%)
Chemical Products	$18,075,627	33%	$22,270,664	23%	(19%)
Total sales	$55,123,520	100%	$96,679,344	100%	(43%)

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2012	June 30, 2011	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	8,800	14,230	(38%)
Crude Salt	160,581	225,320	(29%)

	Six-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2012	June 30, 2011	Increase/(Decrease)
Oil and gas exploration additives	5,401	8,660	(38%)
Paper manufacturing additives	1,253	1,897	(34%)
Pesticides manufacturing additives	1,628	1,443	13%
Wastewater treatment chemical additives	-	116	(100%)
Overall	8,282	12,116	(32%)

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in both the sales volume and selling price of bromine. The sales volume of bromine decreased from 14,230 tonnes for the six-month period ended June 30, 2011 to 8,800 tonnes for the same period in 2012, a decrease of 38%. Despite an increase in the number of our bromine production plants in recent years which maintained our production capacity, sales volume of bromine decreased. As mentioned hereinbefore, the major reason for the decrease in the sales volume of bromine was mainly attributable to the drop in overall demand for bromine as a result of the recent macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

Due to the drop in demand of bromine, since the second half of 2011, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price of bromine decreased from $4,454 per tonne for the six-month period ended June 30, 2011 to $3,522 per tonne for the same period in 2012, a decrease of 21%. The average selling price for the first half of 2012 remained relatively stable at around $3,500 per tonne. We expect the average selling price of bromine will remain at current levels through the end of 2012 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for six-month period ended June 30, 2012 from the same period in 2011.

Six-Month Period Ended June 30,
Increase / (Decrease) in net revenue of bromine as a result of:	2012 vs. 2011
Decrease in average selling price	$(10,734,170)
Decrease in sales volume	$(21,652,481)
Total effect on net revenue of bromine	$(32,386,651)

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in both the average selling price and sales volume of crude salt. The average selling price of crude salt decreased from $48.95 per tonne for the six-month period ended June 30, 2011 to $37.70 per tonne for the same period in 2012, a decrease of 23%, and the sales volume of crude salt also decreased by 29% from 225,320 tonnes for the six-month period ended June 30, 2011 to 160,581 tonnes for the same period in 2012. The decrease in both the average selling price and sales volume was a result of the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy. This policy resulted in, among other things, the decrease in the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries. The table below shows the changes in the average selling price and changes in the sales volume of crude salt for six-month period ended June 30, 2012 from the same period in 2011.

Six-Month Period Ended June 30,
Increase / (Decrease) in net revenue of crude salt as a result of:	2012 vs. 2011
Decrease in average selling price	$(2,169,295)
Decrease in sales volume	$(2,804,841)
Total effect on net revenue of crude salt	$(4,974,136)

We noted a downward trend in the average selling price of crude salt since the first quarter of 2011 as we offered competitive selling prices to our customers in order to compete with other crude salt manufacturers. The average selling price decreased from $50.09 per tonne in the first quarter of 2011 to $37.52 per tonne in the second quarter of 2012. We expect the average selling price of crude salt will remain at current levels through the end of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Chemical products segment
	Product Mix of Chemical Products Segment				Percent
	Six-Month Period Ended		Six-Month Period Ended		Change of
	June 30, 2012		June 30, 2011		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$9,730,648	54%	$15,194,568	68%	(36%)
Paper manufacturing additives	$1,665,601	9%	$2,507,693	12%	(34%)
Pesticides manufacturing additives	$6,679,378	37%	$4,048,390	18%	65%
Wastewater treatment chemical additives	-	-	520,013	2%	(100%)
Total sales	$18,075,627	100%	$22,270,664	100%	(19%)

Net revenue from our chemical products segment decreased from $22,270,664 for the six-month period ended June 30, 2011 to $18,075,627 for the same period in 2012, a decrease of approximately 19%. The decrease was mainly attributable to the drop in demand for our oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $9,730,648 (or 54%) and $15,194,568 (or 68%) of our chemical segment revenue for the six-month periods ended June 30, 2012 and 2011, respectively, with a decrease of $5,463,920, or 36%. Net revenue from our paper manufacturing additives decreased from $2,507,693 for the six-month period ended June 30, 2011 to $1,665,601 for the same period in 2012, a decrease of approximately 34%. We believe that as result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, the overall demand for chemical products was reduced, which resulted in a decrease in our volume of both oil and gas exploration additives and paper manufacturing additives sold, which decreased by 38% and 34%, respectively, for the six-month period ended June 30, 2012 as compared with the same period in 2011. Also, in June 2011 we stopped production of our wastewater treatment chemical additives due to the lower profit margin than estimated by the management.

However, the effect of the decrease in net revenue from our chemical products segment was partially offset by the increase in the average selling price of our pesticides manufacturing additives products due to the strong demand in the PRC market. The average selling price per tonne for our pesticides manufacturing additives increased by 46% for the six-month period ended June 30, 2012 as compared with the same period in 2011. The PRC government continued to support expansion of agricultural related products, which supported the growth in sales of our pesticides manufacturing additives. Also, we successfully converted the production equipment from wastewater treatment chemical additive to pharmaceutical and agricultural chemical additives, which contributed higher profit margins than other chemical products.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products (excluded wastewater treatment chemical additives) for six-month period ended June 30, 2012 from the same period in 2011.

Increase / (Decrease) in net revenue, for the six-month period ended June 30, 2012 vs. 2011, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase / (Decrease) in average selling price	$330,920	$11,600	$1,991,966	$2,334,486
Increase / (Decrease) in sales volume	$(5,794,840)	$(853,692)	$639,022	$(6,009,510)
Total effect on net revenue of chemical products	$(5,463,920)	$(842,092)	$2,630,988	$(3,675,024)

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2012		June 30, 2011		Net Revenue
Segment		% of total		% of total
Bromine	$21,813,821	57%	$28,767,486	63%	(24%)
Crude Salt	$4,095,520	10%	$2,416,297	5%	69%
Chemical Products	$12,596,192	33%	$14,402,304	32%	(13%)
Total	$38,505,533	100%	$45,586,087	100%	(16%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $38,505,533 for six-month period ended June 30, 2012, a decrease of $7,080,554 (or 16%) over the same period in 2011. The decrease in overall cost of net revenue was mainly attributable to the decrease in volume of products sold and the decrease in purchase price of raw materials, as compared to the last comparable period, which was partially offset by the increase in depreciation and amortization of manufacturing plant and machinery and price adjustment fund, a levy imposed by the local PRC government to our bromine and crude segments since January 2011 for the purpose of enhancing the local PRC government’s ability to adjust the price and stabilize the market price of daily necessities and other important commodities.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (ii)
Six-month period ended June 30, 2011	41,547	(i)	70%
Six-month period ended June 30, 2012	44,547		42%
Variance of the six-month periods ended June 30, 2012 and 2011	3,000	(iii)	(28%	)

(i) Annual production capacity for the six-month period ended June 30, 2011 was adjusted with the appraisal report carried out by an international appraisal firm, Grant Sherman Appraisal Limited, in October 2011.

(ii) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

(iii) The increase in 3,000 tonnes production capacity represents the management’s estimated capacity of Factory No. 10 acquired in late December 2011.

Our utilization ratio decreased by 28% for the six-month period ended June 30, 2012 as compared with the same period in 2011. The decrease in utilization and hence the sales volume of bromine was mainly attributable to the drop in overall demand for bromine as a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which reduced our production volume since mid-2011.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2011 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we decided to carry out large scale enhancement work to replace all the eroded protective shells within a four year timeframe, which work commenced in the second quarter of 2011. In May 2012, we resumed the second phase enhancement works to our existing bromine extraction and crude salt production facilities, which are still under construction as of June 30, 2012. The total construction costs of the enhancement work to the extraction wells and protective shells to transmission channels and ducts in Factory No. 1 to 9 are approximately $12,806,910 and $8,139,503, respectively, which are expected to be completed by late August 2012.

Bromine segment
For the six-month period ended June 30, 2012, the cost of net revenue for the bromine segment was $21,813,821, a decrease of $6,953,665 or 24% over the same period in 2011. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $11,466,046 (or 53%), depreciation and amortization of manufacturing plant and machinery of $6,794,153 (or 31%) and electricity of $1,439,750 (or 7%) for the six-month period ended June 30, 2012. For the six-month period ended June 30, 2011, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $19,205,474 (or 67%), depreciation and amortization of manufacturing plant and machinery of $4,664,737 (or 16%) and electricity of $2,152,256 (or 7%), the cost structure changed as compared with the same period in 2012 where the contribution from cost of raw materials and finished goods consumed decreased by 14% and depreciation and amortization of manufacturing plant and machinery increased by 15%. The decrease in net cost of net revenue was attributable mainly to the decrease in raw material prices, which is largely offset by the increase in depreciation and amortization of manufacturing plant and machinery. The table below represents the major production cost component of bromine per tonne for respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of bromine segment	June 30, 2012		June 30, 2011		% Change
		% of total		% of total
Raw materials	$1,303	53%	$1,350	67%	(3%)
Depreciation and amortization	$772	31%	$328	16%	135%
Electricity	$164	7%	$151	7%	9%
Others	$240	9%	$193	10%	24%
Production cost of bromine per tonne	$2,479	100%	$2,022	100%	23%

Our production cost of bromine per tonne was $2,479 for the six-month period ended June 30, 2012, an increase of 23% (or $457) over the same period in 2011, which was attributable mainly to the component of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 135% was due to the enhancement projects in late June 2011 to our extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery. The cost of raw materials consumed per tonne slightly decreased by 3% as compared to the last comparison period, which was mainly attributable to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government. Since January 2011, included in our other production cost was a price adjustment fund, a levy charged by the PRC government, of RMB200 (approximately $32) per tonne.

Crude salt segment
For the six-month period ended June 30, 2012, the cost of net revenue for our crude salt segment was $4,095,520, representing an increase of $1,679,223, or 69%, compared to $2,416,297 for the same period in 2011. The increase in cost was mainly due to the increase in the number of crude salt fields and enhancement projects performed in late June 2011, which in turn resulted in an increase in the depreciation and amortization of manufacturing plant and machinery. The significant cost components for the six-month period ended June 30, 2012 were depreciation and amortization of $2,874,870 (or 70%), resource taxes calculated based on crude salt sold of $509,191 (or 12%) and electricity of $277,967 (or 7%). The significant cost components for the six-month period ended June 30, 2011 were depreciation and amortization of $1,037,857 (or 43%), resource tax of $672,514 (or 28%) and electricity of $352,910 (or 15%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of crude salt segment	June 30, 2012		June 30, 2011		% Change
		% of total		% of total
Depreciation and amortization	$17.9	70%	$4.6	43%	289%
Resource tax	$3.2	12%	$3.0	28%	7%
Electricity	$1.8	7%	$1.6	15%	13%
Others	$2.6	11%	$1.5	14%	73%
Production cost of crude salt per tonne	$25.5	100%	$10.7	100%	138%

Our production cost of crude salt per tonne was $25.5 for the six-month period ended June 30, 2012, an increase of 138% (or $14.8) as compared to the same period in 2011, which was attributable mainly to the components of depreciation and amortization of manufacturing plant and machinery and the accrual of the price adjustment fund since 2011. The significant percentage increase in depreciation and amortization per tonne by 289% was due to the enhancement projects performed in late June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery. Since the second quarter of 2011, included in our other production cost was a price adjustment fund, a levy charged by PRC government since January 2011, of RMB3 (approximately $0.48) per tonne. Other production costs represented mainly salaries and welfare of labor worked in the crude salt fields.

Chemical products segment
For the six-month period ended June 30, 2012, cost of net revenue for our chemical products segment was $12,596,192, representing a decrease of $1,806,112 or 13% over the same period in 2011. The significant costs were cost of raw material and finished goods consumed of $10,796,469 (or 86%) and $12,635,144 (or 88%) and depreciation and amortization of manufacturing plant and machinery of $1,281,194 (or 10%) and $1,069,963 (or 7%) for each of the six-month periods ended June 30, 2012 and 2011, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of our manufacturing plant and machinery and the inflated purchase price of raw materials, the rate of decrease for the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit. Gross profit was $16,617,987, or 30%, of net revenue for six-month period ended June 30, 2012 compared to $51,093,257, or 53%, of net revenue for the same period in 2011. The decrease in gross profit percentage was primarily attributable to a drop in the margin percentage in all of our three segments.

	Gross Profit by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2012		June 30, 2011		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$9,179,491	30%	$34,612,476	55%	(25%)
Crude Salt	$1,959,061	32%	$8,612,421	78%	(46%)
Chemical Products	$5,479,435	30%	$7,868,360	35%	(5%)
Total Gross Profit	$16,617,987	30%	$51,093,257	53%	(23%)

Bromine segment
The gross profit margin for our bromine segment for the six-month period ended June 30, 2012 was 30% compared to 55% for the same period in 2011. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price and sales volume in the six-month ended June 30, 2012 was adversely affected. We cut the average selling price of bromine from $4,454 per tonne for the six-month period ended June 30, 2011 to $3,522 per tonne for the same period in 2012, a decrease of 21%, in order to compete with other bromine manufacturers. Nevertheless, the sales volume decreased from 14,230 tonnes for the six-month period ended June 30, 2011 to 8,800 tonnes for the same period in 2012, a decrease of 38%. Also, as mentioned in our 2011 Form 10-K, we completed certain enhancements of our facilities during the second quarter of 2011 to pump brine water from deeper underground in order to improve the quality of brine water being extracted from our wells, which in turn increased the depreciation and amortization of the plant and equipment and hence the cost of net revenue of bromine. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the six-month period ended June 30, 2012, the gross profit margin for our crude salt segment was 32% compared to 78% for the same period in 2011. This significant 46% decrease in our gross profit margin is attributable to (i) the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects performed in late June 2011 to our crude fields, extraction wells and transmission channels and ducts as mentioned in our 2011 Form 10-K and (ii) the change in the estimated useful life of certain protective shells and transmission channels and ducts from 8 years to 5 years which accelerated the depreciation and amortization of the plant and machinery. For the six-month period ended June 30, 2012, the average selling price of crude salt amounted to $37.70 per tonne, as compared to $48.95 per tonne for the same period in 2011, a decrease of 23%. As previously mentioned, the decrease in gross profit was a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which decreased the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries.

Chemical products segment
The gross profit margin for our chemical products segment for the six-month period ended June 30, 2012 was 30% compared to 35% for the same period in 2011, a decrease of 5%. As previously mentioned, the decrease in gross profit margin was a result of the decrease in demand for our oil and gas exploration additives and paper manufacturing additives which in turn reduced the sales volume of these chemical products. As sales of oil and gas exploration additives contributed more than 54% of our total chemical products segment’s net revenue, the decrease in demand largely reduced the gross profit margin of our chemical products segment. However, the selling price fluctuation of individual chemical products is not expected to have a significant impact on our gross profit margin for overall chemical products as our factory is capable of producing diversified chemical products, such as pesticides manufacturing additives with higher profit margin.

Research and Development Costs. For the six-month periods ended June 30, 2012 and 2011, the total research and development costs incurred were $105,324 and $313,856, respectively, a decrease of 66%.

Research and development costs for the six-month period ended June 30, 2012 represented raw materials used by SYCI for testing the manufacturing routine and samples of the new chemical products production line. Research and development costs for the six-month period ended June 30, 2011 were mostly related to the Co-Op Research and Development Center set up jointly with East China University of Science and Technology in June 2007 to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry, which amounted to $236,816. On June 7, 2011, SYCI and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for us.

Exploration cost. Exploration cost of $3,867,286 for the six-month period ended June 30, 2011 represented the drilling of exploratory wells and associated facilities by SCHC in Sichuan Province in order to confirm and measure the brine water resources in the province. We completed the drilling of the first exploratory well in December 2011 and announced in mid-January 2012 that we have discovered underground brine water resources in Daying County, and provided preliminary concentration results after the testing by a third-party independent testing expert. No further exploration cost was incurred for the six-month period ended June 30, 2012 as we are still discussing with the local government of Daying County of the form of cooperation to further explore the brine water resources.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment of $911,995 for the six-month period ended June 30, 2012 represented the write-off of certain protective shells to transmission pipelines and ducts replaced during the second phase enhancement project that started in May 2012. The write-off and impairment on property, plant and equipment for the six-month period ended June 30, 2011 represented (i) the write-off on property, plant and equipment that could not be relocated to the new Factory No. 4 in the amount of $1,384,443; (ii) the impairment loss on property, plant and equipment related to the conversion of our production line from wastewater treatment chemical additives to the production of pharmaceutical and agricultural chemical intermediates in the amount of $1,805,598; (iii) the impairment loss on property, plant and equipment under capital leases for idle plant and machinery in the amount of $683,046; and (iv) the write-off of certain crude salt field protective shells and transmission pipelines replaced during enhancement projects in the amounts of $1,632,004 and $2,065,475, respectively.

General and Administrative Expenses. General and administrative expenses were $3,483,071 for the six-month period ended June 30, 2012, a decrease of $2,572,914 (or 42%) as compared to $6,055,985 for the same period in 2011. The significant decrease was primarily due to the inclusion of non-cash expenses of $3,169,000 for the six-month period ended June 30, 2011 related to options granted to our employees in the amount of $2,717,000, and a warrant issued to our investor relations firm in the amount of $452,000 resulting from the service agreement signed in February 2011. The non-cash expenses related to options granted for the six-month period ended June 30, 2012 amounted to $26,300.

Other Operating Income. Other operating income, which represented the sales of wastewater to some of our customers, was $133,178 for the six-month period ended June 30, 2012. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with three of our customers to sell them our wastewater at market prices. The other operating income for the six-month period ended June 30, 2011 represented (i) a sum of $115,083 for sales of wastewater and (ii) a sum of $300,000 for compensation received from a legal case.

Income from Operations. Income from operations was $12,210,302 for the six-month period ended June 30, 2012 (or 22.2% of net revenue), a decrease of $21,442,600, or approximately 64%, over income from operations for the same period in 2011. As mentioned hereinbefore, the decrease resulted primarily from the decrease in net revenue as a result of (i) the macro-economic tightening policy imposed by the PRC government to slow down the economy, which in turn decreased the demand and selling price of our products; and (ii) the increase in depreciation and amortization of the plant and machinery due to the enhancement projects in late June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years, which accelerated the depreciation and amortization of the plant and machinery.

	Income from Operations by Segment
	Six-Month Period Ended June 30, 2012		Six-Month Period Ended June 30, 2011
Segment:		% of total		% of total
Bromine	$6,401,865	49%	$25,913,373	70%
Crude Salt	1,437,005	11%	5,873,546	16%
Chemical Products	5,250,276	40%	5,385,697	14%
Income from operations before corporate costs	13,089,146	100%	37,172,616	100%
Corporate costs	(878,844)		(3,519,714)
Income from operations	$12,210,302		$33,652,902

Bromine segment
Income from operations from our bromine segment was $6,401,865 for the six-month period ended June 30, 2012, a decrease of $19,511,508 (or approximately 75%) compared to the same period in 2011. This significant decrease resulted primarily from the decrease in sales volume (contributed a decrease of approximately $21.7 million) and in average selling price (contributed a decrease of approximately $10.7 million) as a result of the PRC government’s macro-economic tightening policy which decreased the demand for bromine, which was partially offset by the decrease in (i) the cost of net revenue of bromine of approximately $6.9 million; (ii) exploration cost of approximately $3.4 million and (iii) write-off/impairment of property, plant and equipment of approximately $3.0 million.

Crude salt segment
For the six-month period ended June 30, 2012, income from operations from our crude salt segment was $1,437,005, a decrease of $4,436,541 (or approximately 76%) compared to the same period in 2011. This decrease was mainly due to (i) the decrease in both the average selling price and sales volume (contributed an aggregate decrease of approximately $5.0 million); and (ii) the decrease in the gross profit margin due to the enhancement projects which increased the depreciation of manufacturing facilities of approximately $1.7 million, which was partially offset by the decrease in (i) exploration cost of approximately $0.5 million and (ii) write-off/impairment of property, plant and equipment of approximately $1.9 million.

Chemical products segment
For the six-month period ended June 30, 2012, income from operations from our chemical products segment was $5,250,276, a decrease of $135,421 (or approximately 3%) over same period in 2011. This decrease resulted primarily from the decrease in net revenue of our wastewater treatment chemical additives, oil and gas exploration additives and paper manufacturing additives of approximately $6.8 million due to decreased demand, which was partially offset by (i) the increase in net revenue of our pesticides manufacturing additives of approximately $2.6 million, (ii) the decrease in cost of net revenue of approximately $1.8 million as explained hereinbefore and (iii) the decrease in write-off/impairment of property, plant and equipment of approximately $1.8 million.

Other Income, Net. Other income, net represented bank interest income, net of capital lease interest expense.

Net Income. Net income was $8,975,781 for the six-month period ended June 30, 2012, a decrease of $15,412,473 (or approximately 63%) compared to the same period in 2011. This decrease was primarily attributable to the overall decrease in demand for our products due to the macro-economic tightening policy imposed by the PRC government to slow down the economy.

Effective Tax Rate. Our effective tax rate for the six-month periods ended June 30, 2012 and 2011 was 27% and 28%, respectively. The effective tax rate of 2% and 3%, respectively, differs from the PRC statutory income tax rate of 25%, which was due to the US federal net operating loss incurred by Gulf during both periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, cash and cash equivalents were $72,044,771 as compared to $78,576,060 as of December 31, 2011. The components of this decrease of $6,531,289 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2012	2011
Net cash provided by operating activities	$2,338,808	$29,373,938
Net cash used in investing activities	$(8,294,007)	$(39,032,757)
Net cash used in financing activities	$(297,598)	$(636,886)
Effects of exchange rate changes on cash and cash equivalents	$(278,492)	$1,539,350
Net decrease in cash and cash equivalents	$(6,531,289)	$(8,756,355)

For the six-month period ended June 30, 2012, although our operations were affected by the PRC government’s macro-economic tightening policy, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the six-month periods ended June 30, 2012 and 2011, we had positive cash flow from operating activities of $2.3 million and $29.4 million, respectively, primarily attributable to net income.

During the six-month period ended June 30, 2012, net income of $9.0 million exceeded our cash flow from operating activities of $2.3 million, which was caused by (i) cash used in working capital of $19.1 million, which mainly consisted of increase in accounts receivable; which was partially offset by (ii) our net income, which included substantial non-cash charges of $12.5 million, mainly in the form of depreciation and amortization of property, plant and equipment, and write-off/impairment loss on property, plant and equipment.

During the six-month period ended June 30, 2011, cash flow from operating activities of $29.4 million exceeded our net income of $24.4 million, which was caused by (i) cash used in working capital of $11.5 million, which mainly consisted of increased accounts receivable, as partially offset by the increase in accounts payable and the decrease in prepayment and deposits for cash provided by working capital; which was partially offset by (ii) our net income, which included substantial non-cash charges of $16.5 million, mainly in the form of stock-based compensation and depreciation and amortization of property, plant and equipment, and write-off/impairment loss on property, plant and equipment.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
		% of total		% of total
Aged 1-30 days	$9,423,014	23%	$7,411,018	34%
Aged 31-60 days	$14,849,885	36%	$9,380,766	43%
Aged 61-90 days	$10,322,620	25%	$5,128,044	23%
Aged over 90 days	$6,701,839	16%	$-	-
Total	$41,297,358	100%	$21,919,828	100%

The overall accounts receivable balance as of June 30, 2012 increased by $19,377,530 (or 88%), as compared to those as of December 31, 2011. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the average turnover days of accounts receivable from customers from 48 days for the fiscal year 2011 to 103 days for the six-month period ended June 30, 2012. Normally, 90 to 120-days credit period is granted to customers with a good repayment history. We are not aware of any allowances for doubtful debts required for the six-month period ended June 30, 2012 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. For the balances of accounts receivable as of June 30, 2012 aged more than 90 days, approximately 76% was settled in July 2012, and the remaining 24% is within the credit term granted to the customers. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	June 30, 2012		December 31, 2011
		% of total		% of total
Raw materials	$780,747	19.7%	$848,596	19.1%
Finished goods	$3,189,299	80.7%	$3,604,247	81.2%
	$3,970,046	100.4%	$4,452,843	100.3%
Allowance for obsolete and slowing-moving inventory	$(14,814)	(0.4%)	$(14,871)	(0.3%)
Total	$3,955,232	100.0%	$4,437,972	100.0%

The gross inventory level as of June 30, 2012 decreased by $482,797 (or 11%), as compared to the gross inventory level as of December 31, 2011.

Raw materials slightly decreased by 8% as of June 30, 2012 as compared to December 31, 2011. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of June 30, 2012 are fully realizable for production of finished goods without any impairment.

Our finished goods are mainly composed of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 30% for the six-month period ended June 30, 2012 (31% for fiscal year 2011). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. Although the gross profit margin for the six-month period ended June 30, 2012 decreased to 30%, as compared with 48% in fiscal year 2011, we anticipated that the price in the rest of 2012 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. Although the market price of crude salt decreased from $50.09 per tonne in first quarter of 2011 to $37.52 in the second quarter of 2012, the gross margin is still attractive as the relative cost of production is low, we believe that there will be no realizability problem for crude salt and its selling price should not be lower than its cost.

Net Cash Used in Investing Activities

In the first half of 2012, we used approximately $0.4 million cash for the prepayment of land leases.

In the second quarter of 2012, we used approximately $7.9 million cash to carry out the second phase enhancement project to our existing bromine extraction and crude salt production facilities, which are currently under construction since mid-May 2012. The total construction costs of the enhancement work to the extraction wells and protective shells to transmission channels and ducts in Factory No. 1 to 9 are approximately $12.8 million and $8.1 million, respectively, which are expected to be completed by late August 2012.

The above investing activities were financed by the opening cash balances as of December 31, 2011 and cash generated from operation during the six-month period ended June 30, 2012.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the six-month period ended June 30, 2012.

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

Working capital was approximately $106.1 million at June 30, 2012 as compared to approximately $93.3 million at December 31, 2011. The increase was mainly attributable to the cash provided by operating activities and the increase in accounts receivable during the six-month period ended June 30, 2012.

We had available cash of approximately $72.0 million at June 30, 2012, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancement works to our existing bromine and crude salt business, and exploration cost of new brine water resources in Sichuan Province, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2012 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, revenue recognition, income taxes, and stock-based compensation. These policies and estimates are described in the Company’s 2011 Form 10-K.

Impact of Inflation

Inflationary factors, such as increases in the cost of our product and overhead costs, may adversely affect our operating results. Based on the Consumer Price Index (“CPI Index”) in the PRC, the average annual rate of inflation over the three-year period from 2008 to 2010 was 2.8%. Inflationary pressures increased in 2011, reflecting the rise in our cost of raw materials and electricity expenses. According to the latest available published CPI Index in May 2012, the rate of inflation was 3.0%. We believe that in the long run the selling prices of its products could be increased at a similar level to compensate the adverse effect. In the foreseeable future, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q. The material deficiency in our disclosure controls and procedures as of June 30, 2012 was as follows:

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

(b) Changes in internal controls

There have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings other than the following.

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, which is now captioned Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011.  Lead plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company.  The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount. On November 7, 2011, the Company filed a motion to dismiss the amended complaint. On May 15, 2012, the Court denied the Company’s motion to dismiss the amended complaint. The parties are required to submit a joint report concerning scheduling and other issues on July 30, 2012, in accordance with Federal Rules of Civil Procedure 16 and 26(f). The Court has also set a scheduling conference for August 12, 2012.  The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses from this litigation.

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

101.1
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 9, 2012	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 9, 2012	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)