Form 10-Q/A
period 2012-06-30
GULF RESOURCES, INC.
filed 2012-08-29
CIK 885462

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

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Gulf Resources, Inc. (together with its wholly-owned subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal quarter ended June 30, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2012 (the “Second Quarter 10-Q”) is being filed solely for the purposes to submit its interactive data exhibit that includes detailed tagging of the footnotes and schedules to the financial statements. This Amendment No. 1 does not affect any other portion of the Second Quarter 10-Q.

Item 6. Exhibits

Exhibit No.	Description

101
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 29, 2012	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 29, 2012	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)