Form 10-Q
period 2012-09-30
GULF RESOURCES, INC.
filed 2012-11-08
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

As of November 2, 2012, the registrant had outstanding 34,745,342 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(UNAUDITED)

	September 30, 2012		December 31, 2011
Current Assets
Cash		$58,644,360		$78,576,060
Accounts receivable		41,930,959		21,919,828
Inventories		4,787,395		4,437,972
Prepayments and deposits		321,030		307,600
Prepaid land leases		236,281		46,582
Deferred tax assets		44,340		228,702
Total Current Assets		105,964,365		105,516,744
Non-Current Assets
Property, plant and equipment, net		157,937,334		147,200,740
Property, plant and equipment under capital leases, net		2,064,695		2,336,920
Prepaid land leases, net of current portion		746,176		763,814
Deferred tax assets		2,406,132		2,509,481
Total non-current assets		163,154,337		152,810,955
Total Assets		$269,118,702		$258,327,699

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$6,381,418		$7,373,643
Retention payable		1,419,707		556,450
Capital lease obligation, current portion		140,890		189,742
Taxes payable		3,303,887		4,058,550
Total Current Liabilities		11,245,902		12,178,385
Non-Current Liabilities
Capital lease obligation, net of current portion		2,926,918		3,036,558
Total Liabilities		$14,172,820		$15,214,943

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 34,745,342 and 34,745,342 shares issued; and 34,560,743 and 34,560,743 shares outstanding as of September 30, 2012 and December 31, 2011, respectively		17,373		17,373
Treasury stock; 184,599 shares as of September 30, 2012 and December 31, 2011 at cost		(500,000)		(500,000)
Additional paid-in capital		74,611,279		74,107,979
Retained earnings unappropriated		144,913,088		133,314,581
Retained earnings appropriated		15,900,047		14,409,557
Cumulative translation adjustment		20,004,095		21,763,266
Total Stockholders’ Equity		254,945,882		243,112,756
Total Liabilities and Stockholders’ Equity		$269,118,702		$258,327,699

The accompanying notes are an integral part of these consolidated financial statements.

 GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011

NET REVENUE
Net revenue	$24,530,332	$37,761,975	$79,653,852	$134,441,319

OPERATING INCOME (EXPENSES)
Cost of net revenue	(17,099,890)	(23,823,944)	(55,605,423)	(69,410,031)
Sales, marketing and other operating expenses	(20,327)	(20,116)	(60,800)	(67,861)
Research and development cost	(28,478)	(33,565)	(133,802)	(347,421)
Exploration cost	-	(1,047,110)	-	(4,914,396)
Write-off/Impairment on property, plant and equipment	(130,143)	-	(1,042,138)	(7,570,566)
General and administrative expenses	(2,336,581)	(5,459,069)	(5,819,652)	(11,515,054)
Other operating income	713,968	1,368,074	847,146	1,783,157
	(18,901,451)	(29,015,730)	(61,814,669)	(92,042,172)

INCOME FROM OPERATIONS	5,628,881	8,746,245	17,839,183	42,399,147

OTHER INCOME (EXPENSE)
Interest expense	(50,896)	(51,994)	(159,563)	(159,950)
Interest income	64,557	69,641	248,362	198,416
INCOME BEFORE TAXES	5,642,542	8,763,892	17,927,982	42,437,613

INCOME TAXES	(1,529,326)	(3,179,546)	(4,838,985)	(12,465,013)
NET INCOME	$4,113,216	$5,584,346	$13,088,997	$29,972,600

COMPREHENSIVE INCOME:
NET INCOME	$4,113,216	$5,584,346	$13,088,997	$29,972,600
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	(721,067)	4,168,644	(1,759,171)	9,006,445
COMPREHENSIVE INCOME	$3,392,149	$9,752,990	$11,329,826	$38,979,045

EARNINGS PER SHARE:
BASIC	$0.12	$0.16	$0.38	$0.86
DILUTED	$0.12	$0.16	$0.37	$0.86

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	34,560,743	34,620,004	34,560,743	34,694,607
DILUTED	34,699,989	34,620,004	34,957,219	34,695,664

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2012
(Expressed in U.S. dollars)
(UNAUDITED)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2011	34,745,342	34,560,743	184,599	17,373	(500,000)	74,107,979	14,409,557	133,314,581	21,763,266	243,112,756
Translation adjustment	-	-	-	-		-	-	-	(1,759,171)	(1,759,171)
Issuance of stock options to employees	-	-	-	-	-	503,300	-	-	-	503,300
Net income for nine-month period ended September 30, 2012	-	-	-	-	-	-	-	13,088,997	-	13,088,997
Transfer to statutory common reserve fund	-	-	-	-	-	-	1,490,490	(1,490,490)	-	-
BALANCE AT SEPTEMBER 30, 2012	34,745,342	34,560,743	184,599	17,373	(500,000)	74,611,279	15,900,047	144,913,088	20,004,095	254,945,882

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,088,997	$29,972,600
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	158,673	159,950
Amortization of prepaid land leases	298,910	262,567
Depreciation and amortization	16,995,684	12,543,179
Write-off/Impairment loss on property, plant and equipment	1,042,138	7,570,566
Exchange gain on inter-company balances	(154,998)	-
Compensation income from local government for demolition of factory	-	(1,340,026)
Stock-based compensation expense	503,300	7,467,000
Deferred tax asset	271,261	(1,823,019)
Changes in assets and liabilities:
Accounts receivable	(20,255,706)	(1,792,588)
Inventories	(376,048)	(350,201)
Prepayments and deposits	(13,430)	3,005
Other receivables	-	(300,000)
Accounts payable and accrued expenses	(953,261)	3,444,367
Retention payable	865,769	-
Taxes payable	(728,775)	(2,275,794)
Net cash provided by operating activities	10,742,514	53,541,606

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(477,678)	(403,834)
Compensation received for demolition of factory	-	1,340,026
Purchase of property, plant and equipment	(29,447,905)	(34,457,775)
Increase in construction in progress	-	(5,230,232)
Net cash used in investing activities	(29,925,583)	(38,751,815)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repurchase of common stock	-	(500,000)
Repayment of capital lease obligation	(297,598)	(288,739)
Net cash used in financing activities	(297,598)	(788,739)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(451,033)	3,326,324
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(19,931,700)	17,327,376
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	78,576,060	68,494,480
CASH AND CASH EQUIVALENTS - END OF PERIOD	$58,644,360	$85,821,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,829,992	$16,893,973
Interest paid	$-	$1,743
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inception of capital lease obligation for acquiring property, plant and equipment	$-	$3,127,913
Issuance of common stock for exercising stock options	$-	$5

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In the opinion of management, the unaudited financial information for the quarter and nine-month period ended September 30, 2012 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2011 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(c)           Allowance for Doubtful Accounts

As of September 30, 2012 and December 31, 2011, allowance for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month and nine-month periods ended September 30, 2012 and 2011.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $58,644,360 and $78,526,060 with these institutions as of September 30, 2012 and December 31, 2011, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  About 64% and 100% of the balances of accounts receivable as of September 30, 2012 and December 31, 2011, respectively, were outstanding for less than 91 days. For the balances of accounts receivable aged more than 90 days as of September 30, 2012, approximately 57% was settled in October 2012 and the remaining 43% is within the credit term granted to the customers.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $112,940 and $107,035 for the three-month periods ended September 30, 2012 and 2011, respectively, and totaled $355,333 and $333,947 for the nine-month periods ended September 30, 2012 and 2011, respectively.

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

(h)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling as all customers arrange their own transportation of finished goods.  The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue, which amounted to $0 and $123,103 for the three-month periods ended September 30, 2012 and 2011, respectively, and $80,607 and $404,331 for the nine-month periods ended September 30, 2012 and 2011, respectively. There is no such shipping and handling costs for the three-month period ended September 30, 2012 as they are borne by the suppliers since April 2012.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

For the three-month and nine-month periods ended September 30, 2012, the Company determined that no further impairment charges were required after going through the impairment testing of the operating long-lived assets (property, plant and equipment, both owned and under capital leases, net). For the three-month and nine-month periods ended September 30, 2012, certain property, plant and machinery, with net book values of $130,143 and $1,042,138, respectively, were replaced during the second phase enhancement project to protective shells for transmission channels and ducts and the enhancement work to bromine production facilities in Factory No. 2, write-offs of the same amounts, were made and included in write-off/impairment on property, plant and equipment. For the nine-month period ended September 30, 2011, the Company recorded impairment charges of long-lived assets for idle plant and machinery in the amount of $2,488,644, and write-off of long-lived assets for the relocation of Factory No. 4 and certain eroded protective shells for crude salt fields and transmission channels and ducts, at their net book values, in the amount of $5,081,922.

(k)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 5,165,936 and 1,481,786 shares for the three-month periods ended September 30, 2012 and 2011, respectively, and amounted to 2,803,343 and 1,111,634 shares for the nine-month periods ended September 30, 2012 and 2011, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(k)           Basic and Diluted Net Income per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
Numerator
Net income	$4,113,216	$5,584,346	$13,088,997	$29,972,600

Denominator
Basic: Weighted-average common shares outstanding during the period	34,560,743	34,620,004	34,560,743	34,694,607
Add: Dilutive effect of stock options	139,246	-	396,476	1,057
Diluted	34,699,989	34,620,004	34,957,219	34,695,664

Net income per share
Basic	$0.12	$0.16	$0.38	$0.86
Diluted	$0.12	$0.16	$0.37	$0.86

(l)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month and nine-month periods ended September 30, 2012 or issued during 2012 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 2 – ASSET ACQUISITIONS

In the second quarter of 2012, the Company carried out the second phase enhancement projects to the Company’s existing bromine extraction and crude salt production facilities. In particular, the Company incurred enhancement works in Factory No. 1 to 9 at costs of approximately $12,786,791 to the extraction wells and approximately $8,125,659 to the protective shells to transmission channels and ducts. The above enhancement projects have estimated useful lives of 5 to 8 years and are capitalized as buildings and plant and machinery.

In the third quarter of 2012, the Company carried out two enhancement projects to its existing bromine and chemical products production facilities. In particular, the Company incurred enhancement work to the bromine production facilities in Factory No. 2 at a cost of approximately $1,256,506 and enhancement work to the chemical products production facilities at a cost of approximately $1,498,150. The above enhancement projects have estimated useful lives of 5 to 20 years and are capitalized as plant and machinery.

On September 25, 2012, the Company purchased five stories of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. The cost of the five stories of the commercial building was valued by an independent appraiser to its fair value and recorded as property, plant and equipment. The Company intends to use the property as the office new headquarters.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories consist of:

	September 30, 2012	December 31, 2011

Raw materials	$746,341	$848,596
Finished goods	4,055,830	3,604,247
Allowance for obsolete and slow-moving inventory	(14,776)	(14,871)
	$4,787,395	$4,437,972

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month periods ended September 30, 2012 and 2011, amortization of prepaid land lease totaled $193,859 and $159,735, respectively, which were recorded as cost of net revenue. During the nine-month periods ended September 30, 2012 and 2011, amortization of prepaid land lease totaled $298,910 and $262,567, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships. Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land. The parcels of land that the Company could not obtain land use rights certificates cover a total of approximately 52.39 square kilometers with an aggregate carrying value of $939,854 and approximately 43.19 square kilometers with an aggregate carrying value of $766,748 as at September 30, 2012 and December 31, 2011, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2012	December 31, 2011
At cost:
Mineral rights	$6,278,539	$6,318,750
Buildings	46,805,669	40,974,528
Plant and machinery	156,277,753	136,862,383
Motor vehicles	6,743	7,024
Furniture, fixtures and office equipment	4,031,535	4,057,356
Total	213,400,239	188,220,041
Less: Accumulated depreciation and amortization	(55,462,905)	(41,019,301)
Net book value	$157,937,334	$147,200,740

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The aggregate carrying values of these buildings and salt pans are $35,988,055 and $33,108,012 as at September 30, 2012 and December 31, 2011, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended September 30, 2012, depreciation and amortization expense totaled $5,619,219, of which $5,275,200 and $344,019 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended September 30, 2011, depreciation and amortization expense totaled $4,988,255, of which $4,657,093 and $331,162 were recorded as cost of net revenue and administrative expenses respectively. During the nine-month period ended September 30, 2012, depreciation and amortization expense totaled $16,737,318, of which $15,920,903 and $816,415 were recorded as cost of sales and administrative expenses respectively. During the nine-month period ended September 30, 2011, depreciation and amortization expense totaled $12,363,918, of which $11,462,272 and $901,646 were recorded as cost of net revenue and administrative expenses respectively.

For the three-month periods ended September 30, 2012 and 2011, repair and maintenance expenses were $21,204 and $12,985, respectively. For the nine-month periods ended September 30, 2012 and 2011, repair and maintenance expenses were $21,331 and $102,076, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	September 30, 2012	December 31, 2011
At cost:
Buildings	$129,773	$130,605
Plant and machinery	2,460,701	2,476,460
Total	2,590,474	2,607,065
Less: Accumulated depreciation and amortization	(525,779)	(270,145)
Net book value	$2,064,695	$2,336,920

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month periods ended September 30, 2012 and 2011, depreciation and amortization expense totaled $85,877 and $86,308, respectively, which was recorded as cost of net revenue. During the nine-month periods ended September 30, 2012 and 2011, depreciation and amortization expense totaled $258,366 and $179,261, respectively, which was recorded as cost of net revenue.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Accounts payable	$3,526,042	$3,645,804
Salary payable	185,102	132,454
Social security insurance contribution payable	51,216	39,129
Amount due to a contractor	-	1,422,042
Price adjustment funds	1,580,628	1,031,685
Other payables	1,038,430	1,102,529
Total	$6,381,418	$7,373,643

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

Other than the related party transaction as disclosed in Note 2 of the financial statements, during the three-month and nine-month periods ended September 30, 2012, the Company borrowed $123,160 and $358,160, respectively, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30, 2012	December 31, 2011
Income tax payable	$1,487,361	$1,761,452
Mineral resource compensation fee payable	290,750	410,719
Value added tax payable	591,774	540,463
Land use right tax payable	880,532	1,081,117
Other tax payables	53,470	264,799
Total	$3,303,887	$4,058,550

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	September 30,	December 31,
	Interest rate	2012	2011
Total capital lease obligations	6.7%	$3,067,808	$3,226,300
Less: Current portion		(140,890)	(189,742)
Capital lease obligations, net of current portion		$2,926,918	$3,036,558

Interest expenses from capital lease obligations amounted to $50,629 and $51,994 for the three-month periods ended September 30, 2012 and 2011, respectively, which were charged to the income statements. Interest expenses from capital lease obligations amounted to $158,673 and $159,950 for the nine-month periods ended September 30, 2012 and 2011, respectively, which were charged to the income statements.

NOTE 11 – RETAINED EARNINGS - APPROPRIATED

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2012 for SCHC and SYCI is 33% and 50% of its registered capital respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

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

On July 2, 2012, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.22 per share and the options vested immediately. The options were valued at $7,000 fair value, with assumed 94.92% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.24% and no dividend yield.

On July 17, 2012, the Company granted to 3 executive officers and 18 management staff options to purchase 600,000 shares and 218,000 shares of the Company’s common stock, respectively, at an exercise price of $0.952 per share and the options vested immediately. The options to executive officers and management staff were valued at $344,743 and $125,257 fair value, respectively, both with assumed 88.03% volatility, a four-year expiration term with expected tenor of 2 years, a risk free rate of 0.24% and no dividend yield.

For the three-month and nine-month periods ended September 30, 2012, aggregated sums of $477,000 and $503,300 were recognized as general and administrative expenses for the above stock options granted.

The following table summarizes all Company stock option transactions between January 1, 2012 and September 30, 2012.

	Number of Option and Warrants Outstanding	Number of Option and Warrants Vested	Range of Exercise Price per Common Share
Balance, January 1, 2012	1,144,471	1,144,471	$2.41 - $12.60
Granted and vested during the nine-month period ended September 30, 2012	855,500	855,500	$0.95 - $2.77
Balance, September 30, 2012	1,999,971	1,999,971	$0.95 - $12.60

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION – Continued

Stock and Warrants Options Outstanding
			Weighted Average	Weighted Average
			Remaining	Exercise Price of
	Outstanding at September 30, 2012	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	1,999,971	$0.95 - $12.60	2.84	$4.03

The weighted average grant-date fair values as at September 30, 2012 and December 31, 2011 were $4.68 and $7.29, respectively.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2012 and 2011, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2012 and 2011.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and nine-month periods ended September 30, 2012 and 2011.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2012 and 2011 are 16.5%.

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

As of September 30, 2012 and December 31, 2011, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $193,475,905 and $180,939,187, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2012 and December 31, 2011, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of September 30, 2012 and December 31, 2011, the unrecognized WHT are $8,599,714 and $7,965,999, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2009 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns since incorporation are currently subject to examination. The tax authorities of the PRC may examine the Company’s PRC tax returns for three years from the date of filing. The Company’s PRC tax returns since 2009 are currently subject to examination.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
Current taxes – PRC	$1,418,892	$3,075,375	$4,567,725	$14,286,566
Deferred taxes – PRC	110,434	104,171	271,260	(1,821,553)
	$1,529,326	$3,179,546	$4,838,985	$12,465,013

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2012	2011	2012	2011
Statutory income tax rate	25%	25%	25%	25%
Non-deductible expenses	0%	10%	0%	2%
Change in valuation allowance - US federal net operating loss	2%	1%	2%	2%
Effective tax rate	27%	36%	27%	29%

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2012 and December 30, 2011 are as follows:

	September 30, 2012	December 31, 2011
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$3,694	$3,718
Impairment on property, plant and equipment	634,964	639,031
Exploration costs	1,771,168	1,797,391
Repair and maintenance costs	40,646	224,984
Property, plant and equipment	-	73,059
Compensation costs of unexercised stock options	1,806,930	1,635,809
US federal net operating loss	8,762,745	8,476,012
Total deferred tax assets	13,020,147	12,850,004
Valuation allowance	(10,569,675)	(10,111,821)
Net deferred tax asset	$2,450,472	$2,738,183

Current deferred tax asset	$44,340	$228,702
Long-term deferred tax asset	$2,406,132	$2,509,481

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

The increase in valuation allowance for each of the three-month periods ended September 30, 2012 and 2011 is $127,541 and $1,578,170, respectively, and nine-month periods ended September 30, 2012 and 2011 is $457,854 and $2,775,153, respectively.

There was no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2012 and December 31, 2011.

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

Three-Month Period Ended September 30, 2012	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$13,960,118	$2,360,905	$8,209,309	$24,530,332	$-	$24,530,332
Net revenue (intersegment)	593,035	-	-	593,035	-	593,035
Income (loss) from operations before taxes	3,134,709	549,446	2,258,624	5,942,779	(313,898)	5,628,881
Income taxes	720,469	239,204	569,653	1,529,326	-	1,529,326
Income (loss) from operations after taxes	2,414,240	310,242	1,688,971	4,413,453	(313,898)	4,099,555
Total assets	147,781,415	69,333,330	51,659,755	268,774,500	344,202	269,118,702
Depreciation and amortization	3,309,109	1,743,342	652,645	5,705,096	-	5,705,096
Capital expenditures	10,947,478	3,372,192	7,233,871	21,553,541	-	21,553,541
Write-off / Impairment	128,562	1,581	-	130,143	-	130,143

Three-Month Period Ended September 30, 2011	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$24,820,194	$2,455,307	$10,486,474	$37,761,975	$-	$37,761,975
Net revenue (intersegment)	717,251	-	-	717,251	-	717,251
Income (loss) from operations before taxes	9,408,923	1,317,015	2,661,362	13,387,300	(4,641,055)	8,746,245
Income taxes	2,290,082	230,105	659,359	3,179,546	-	3,179,546
Income (loss) from operations after taxes	7,118,841	1,086,910	2,002,003	10,207,754	(4,641,055)	5,566,699
Total assets	165,546,613	45,291,380	45,346,872	256,184,865	2,594,619	258,779,484
Depreciation and amortization	3,287,677	1,161,077	625,809	5,074,563	-	5,074,563
Capital expenditures	573,820	57,657	153,426	784,903	-	784,903
Write-off / Impairment	-	-	-	-	-	-

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2012	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$44,953,429	$8,415,487	$26,284,936	$79,653,852	$-	$79,653,852
Net revenue (intersegment)	2,156,188	-	-	2,156,188	-	2,156,188
Income (loss) from operations before taxes	9,536,574	1,986,451	7,508,900	19,031,925	(1,192,742)	17,839,183
Income taxes	2,401,678	541,853	1,895,454	4,838,985	-	4,838,985
Income (loss) from operations after taxes	7,134,896	1,444,598	5,613,446	14,192,940	(1,192,742)	13,000,198
Total assets	147,781,415	69,333,330	51,659,755	268,774,500	344,202	269,118,702
Depreciation and amortization	10,483,142	4,549,027	1,963,515	16,995,684	-	16,995,684
Capital expenditures	17,514,773	4,654,183	7,233,871	29,402,827	-	29,402,827
Write-off / Impairment	891,605	150,533	-	1,042,138	-	1,042,138

Nine-Month Period Ended September 30, 2011	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$88,200,156	$13,484,025	$32,757,138	$134,441,319	$-	$134,441,319
Net revenue (intersegment)	2,221,117	-	-	2,221,117	-	2,221,117
Income (loss) from operations before taxes	35,322,297	7,190,560	8,047,059	50,559,916	(8,160,769)	42,399,147
Income taxes	9,032,235	1,423,022	2,009,756	12,465,013	-	12,465,013
Income (loss) from operations after taxes	26,290,062	5,767,538	6,037,303	38,094,903	(8,160,769)	29,934,134
Total assets	165,546,613	45,291,380	45,346,872	256,184,865	2,594,619	258,779,484
Depreciation and amortization	8,301,833	2,259,754	1,981,592	12,543,179	-	12,543,179
Capital expenditures	32,222,899	16,243,142	191,090	48,657,131	-	48,657,131
Write-off / Impairment	3,749,435	2,015,533	1,805,598	7,570,566	-	7,570,566

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2012	2011	2012	2011
Total segment operating income	$5,942,779	$13,387,300	$19,031,925	$50,559,916
Corporate costs	(313,898)	(4,641,055)	(1,192,742)	(8,160,769)
Income from operations	5,628,881	8,746,245	17,839,183	42,399,147
Other income, net	13,661	17,647	88,799	38,466
Income before taxes	$5,642,542	$8,763,892	$17,927,982	$42,437,613

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,383	$511	$947	$2,841	11.6%
TOTAL		$1,383	$511	$947	$2,841	11.6%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$5,017	$1,623	$3,055	$9,695	12.2%
TOTAL		$5,017	$1,623	$3,055	$9,695	12.2%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,713	$554	$590	$3,857	10.2%
TOTAL		$2,713	$554	$590	$3,857	10.2%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$11,951	$2,517	$1,919	$16,387	12.2%
2	Shouguang City Rongyuan Chemical Company Limited	$10,320	$3,203	$-	$13,523	10.1%
TOTAL		$22,271	$5,720	$1,919	$29,910	22.3%

NOTE 15 – MAJOR SUPPLIERS

During the three-month and nine-month periods ended September 30, 2012, the Company purchased 83.6% and 83.5% of its raw materials from its top five suppliers, respectively.  As of September 30, 2012, amounts due to those suppliers included in accounts payable were $2,979,273. During the three-month and nine-month periods ended September 30, 2011, the Company purchased 80.0% and 81.1% of its raw materials from its top five suppliers, respectively.  As of September 30, 2011, amounts due to those suppliers included in accounts payable were $6,927,770. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers.  During the three-month and nine-month periods ended September 30, 2012, the Company sold 42.5% and 43.1% of its products to its top five customers, respectively. As of September 30, 2012, amounts due from these customers were $21,704,048. During the three-month and nine-month periods ended September 30, 2011, the Company sold 40.1% and 42.9% of its products to its top five customers, respectively. At September 30, 2011, amounts due from these customers were $10,919,450. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2012 and December 31, 2011.

NOTE 18 – RESEARCH AND DEVELOPMENT EXPENSES

The total research and development expenses recognized in the income statements during the three-month and nine-month periods ended September 30, 2012 were $28,478 and $133,802, respectively, of which the consumption of bromine produced by the Company amounted to $8,701 and $32,709, respectively. The total research and development expenses recognized in the income statements during the three-month and nine-month periods ended September 30, 2011 were $33,565 and $347,420, respectively, of which the consumption of bromine produced by the Company amounted to $23,429 and $66,655, respectively.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of September 30, 2012, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased seven pieces of land under non-cancelable operating leases, which are fixed in rentals and expire through December 2021, December 2030, December 2031, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of September 30, 2012.

The following table sets forth the Company’s contractual obligations as of September 30, 2012:

	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations
Payable within:
the next 12 months	$296,003	$769,291	$-
the next 13 to 24 months	296,003	778,839	-
the next 25 to 36 months	296,003	791,555	-
the next 37 to 48 months	296,003	802,002	-
the next 49 to 60 months	296,003	815,795	-
thereafter	3,848,037	18,216,173	-
Total	$5,328,052	$22,173,655	$-
Less: Amount representing interest	(2,260,244)
Present value of net minimum lease payments	$3,067,808

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $193,859 and $159,735, which were charged to the income statements for the three-month ended September 30, 2012 and 2011, respectively. Rental expenses related to operating leases of the Company amounted to $582,625 and $421,223, which were charged to the income statements for the nine-month ended September 30, 2012 and 2011, respectively.

NOTE 20 – CONTINGENCY

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the “Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, which is now captioned Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011.  Lead plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company.  The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount. The Company filed a motion to dismiss the amended complaint.  On May 15, 2012, the Court denied the Company’s motion to dismiss the amended complaint. On July 31, 2012, the Court issued a Scheduling and Case Management Order pursuant to which the parties were ordered to begin discovery, among other things. The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses from this litigation.

The legal costs incurred for the three-month and nine-month periods ended September 30, 2012 in connection with the above legal case amounted to $314,950 and $826,239, which was included in the income statements as general and administrative expenses. The legal costs incurred for the three-month and nine-month periods ended September 30, 2011 in connection with the above legal case amounted to $58,751, which was included in the income statements as general and administrative expenses.

NOTE 21 – SUBSEQUENT EVENTS

On October 23, 2012, the Company entered into an agreement with a subcontractor for the renovation of the five stories of commercial building newly acquired at a cost of approximately $1.8 million, which will be capitalized as building upon completion. The renovation work is expected to be completed by end of December 2012.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2012 and 2011.

Comparison of the Three-Month Periods Ended September 30, 2012 and 2011

	Three-Month Period Ended September 30, 2012	Three-Month Period Ended September 30, 2011	% Change
Net revenue	$24,530,332	$37,761,975	(35)%
Cost of net revenue	$(17,099,890)	$(23,823,944)	(28)%
Gross profit	$7,430,442	$13,938,031	(47)%
Sales, marketing and other operating expenses	$(20,327)	$(20,116)	1%
Research and development costs	$(28,478)	$(33,565)	(15)%
Exploration cost	$-	$(1,047,110)	(100)%
Write-off/Impairment on property, plant and equipment	$(130,143)	$-	-
General and administrative expenses	$(2,336,581)	$(5,459,069)	(57)%
Other operating income	$713,968	$1,368,074	(48)%
Income from operations	$5,628,881	$8,746,245	(36)%
Other income, net	$13,661	$17,647	(23)%
Income before taxes	$5,642,542	$8,763,892	(36)%
Income taxes	$(1,529,326)	$(3,179,546)	(52)%
Net income	$4,113,216	$5,584,346	(26)%

Net revenue.  Net revenue was $24,530,332 for three-month period ended September 30, 2012, a decrease of approximately $13.2 million (or 35%) as compared to the same period in 2011. This decrease was primarily attributable to the reduction of overall demand for all of our segment products, specifically, (i) revenue from the bromine segment decreased from $24,820,194 for the three-month period ended September 30, 2011 to $13,960,118 for the same period in 2012, a decrease of approximately 44%; (ii) revenue from the crude salt segment decreased from $2,455,307 for the three-month period ended September 30, 2011 to $2,360,905 for the same period in 2012, a decrease of approximately 4%; and (iii) revenue from the chemical products segment decreased from $10,486,474 for the three-month period ended September 30, 2011 to $8,209,309 for the same period in 2012, a decrease of approximately 22%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Decrease
	September 30, 2012		September 30, 2011		of Net Revenue
Segment		% of total		% of total
Bromine	$13,960,118	57%	$24,820,194	66%	(44)%
Crude Salt	$2,360,905	10%	$2,455,307	6%	(4)%
Chemical Products	$8,209,309	33%	$10,486,474	28%	(22)%
Total sales	$24,530,332	100%	$37,761,975	100%	(35)%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2012	September 30, 2011	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	4,815	6,900	(30)%
Crude Salt	62,568	66,014	(5)%

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tones	September 30, 2012	September 30, 2011	Increase/(Decrease)
Oil and gas exploration additives	2,502	3,890	(36)%
Paper manufacturing additives	772	1,075	(28)%
Pesticides manufacturing additives	724	610	19%
Wastewater treatment chemical additives	-	5	(100)%
Overall	3,998	5,580	(28)%

Bromine segment

The table below shows the changes in the average selling price and changes in the sales volume of bromine for three-month period ended September 30, 2012 from the same period in 2011.

Three-Month Period Ended September 30,
Increase / (Decrease) in net revenue of bromine as a result of:	2012 vs. 2011
Decrease in average selling price	$(4,085,582)
Decrease in sales volume	$(6,774,494)
Total effect on net revenue of bromine	$(10,860,076)

The decrease in net revenue from our bromine segment was mainly due to the decrease in both the sales volume and selling price of bromine. The sales volume of bromine decreased from 6,900 tonnes for the three-month period ended September 30, 2011 to 4,815 tonnes for the same period in 2012, a decrease of 30%. The major reason for the decrease in the sales volume of bromine was mainly attributable to the drop in overall demand for bromine as a result of the recent macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

Due to the drop in demand of bromine, since the second half of 2011, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price of bromine decreased from $3,597 per tonne for the three-month period ended September 30, 2011 to $2,900 per tonne for the same period in 2012, a decrease of 19%. The average selling price for this quarter further reduced by 17% as compared with the three-month period ended June 30, 2012 ($3,486 per tonne) in order to maintain the existing customers and sales level. We expect the average selling price of bromine will remain at current levels through the end of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended September 30, 2012 from the same period in 2011.

Three-Month Period Ended September 30,
Increase / (Decrease) in net revenue of crude salt as a result of:	2012 vs. 2011
Increase in average selling price	$34,687
Decrease in sales volume	$(129,089)
Total effect on net revenue of crude salt	$(94,402)

The decrease in net revenue from our crude salt segment was mainly due to the decrease in sales volume of crude salt. The sales volume of crude salt decreased by 5% from 66,014 tonnes for the three-month period ended September 30, 2011 to 62,568 tonnes for the same period in 2012. Similar to the bromine segment, the decrease in the sales volume was a result of the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy. This policy resulted in, among other things, the decrease in the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries.

The average selling price of crude salt slightly increased from $37.19 per tonne for the three-month period ended September 30, 2011 to $37.73 per tonne for the same period in 2012, an increase of 1%. Despite the competitive selling prices we offered to our customers to compete with other crude salt manufacturers since the first quarter of 2011, the average selling prices maintained at $37 to $38 per tonne since the third quarter of 2011 as crude salt is a basic and elementary material for chemical industry with stable demand.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	September 30, 2012		September 30, 2011		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$4,531,296	55%	$6,589,900	63%	(31)%
Paper manufacturing additives	$843,854	10%	$1,402,234	13%	(40)%
Pesticides manufacturing additives	$2,834,159	35%	$2,478,345	24%	14%
Wastewater treatment chemical additives	-	-	15,995	0%	(100)%
Total sales	$8,209,309	100%	$10,486,474	100%	(22)%

Net revenue from our chemical products segment decreased from $10,486,474 for the three-month period ended September 30, 2011 to $8,209,309 for the same period in 2012, a decrease of approximately 22%. The decrease was mainly attributable to the drop in demand for our oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $4,531,296 (or 55%) and $6,589,900 (or 63%) of our chemical segment revenue for the three-month periods ended September 30, 2012 and 2011, respectively, with a decrease of $2,058,604, or 31%. Net revenue from our paper manufacturing additives decreased from $1,402,234 for the three-month period ended September 30, 2011 to $843,854 for the same period in 2012, a decrease of approximately 40%. We believe that as result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, the overall demand for chemical products was reduced, which resulted in a decrease in our volume of both oil and gas exploration additives and paper manufacturing additives sold, which decreased by 36% and 28%, respectively, for the three-month period ended September 30, 2012 as compared with the same period in 2011.

However, the effect of the decrease in sales volume was partially offset by the increase in sales volume of pesticides manufacturing additives, which increased by 19% for the three-month period ended September 30, 2012 as compared with the same period in 2011. Such increase in sales volume was mainly attributable to (1) the PRC government continued to support expansion of agricultural related products, which supported the growth in sales of our pesticides manufacturing additives; and (2) we stopped production of our wastewater treatment chemical additives and in July 2011 we successfully converted the production equipment to pharmaceutical and agricultural chemical additives which contributed additional capacity.

The overall effect of the decrease in net revenue from our chemical products segment was also partially offset by the increase in the average selling price of our oil and gas exploration additives due to the continuing high price levels of oil. The average selling price per tonne for our oil and gas exploration additives increased by 7% for the three-month period ended September 30, 2012 as compared with the same period in 2011. The selling prices of the paper manufacturing additives and pesticides manufacturing additives, however, both recorded a decrease in their average selling prices by 16% and 4%, respectively, for the three-month period ended September 30, 2012 as compared with the same period in 2011, which are attributable to the change in product mix. For the pesticides manufacturing additives, the volume of lower pricing products sold, mainly Bromopropane, increased while the volume of higher pricing products sold, mainly Dibromo Aldehyde, decreased over the comparative periods. For the paper manufacturing additives, we also increased the sales volume of a new paper strengthening agent product with lower pricing since May 2012. All these change in product mix decreased the average selling price for the three-month period ended September 30, 2012.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products (excluded wastewater treatment chemical additives of $15,995 for three-month period ended September 30, 2011 as the production of such product line was stopped since July 2011) for three-month period ended September 30, 2012 from the same period in 2011.

Increase / (Decrease) in net revenue, for the three-month period ended September 30, 2012 vs. 2011, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase / (Decrease) in average selling price	$373,957	$(195,162)	$(100,649)	$78,146
Increase / (Decrease) in sales volume	$(2,432,561)	$(363,218)	$456,463	$(2,339,316)
Total effect on net revenue of chemical products	$(2,058,604)	$(558,380)	$355,814	$(2,261,170)

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2012		September 30, 2011		Net Revenue
Segment		% of total		% of total
Bromine	$9,770,880	57%	$15,003,570	63%	(35)%
Crude Salt	$1,474,142	9%	$1,094,508	5%	35%
Chemical Products	$5,854,868	34%	$7,725,866	32%	(24)%
Total	$17,099,890	100%	$23,823,944	100%	(28)%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $17,099,890 for three-month period ended September 30, 2012, a decrease of $6,724,056 (or 28%) as compared to the same period in 2011. The decrease in overall cost of net revenue was mainly attributable to the decrease in volume of products sold, the decrease in purchase price of raw materials and price adjustment fund, a levy imposed by the local PRC government to our bromine and crude segments since January 2011 for the purpose of enhancing the local PRC government’s ability to adjust the price and stabilize the market price of daily necessities and other important commodities, as compared to the last comparable period, which was partially offset by the increase in depreciation and amortization of manufacturing plant and machinery.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (ii)
Three-month period ended September 30, 2011	41,547	(i)	66%
Three-month period ended September 30, 2012	44,547		48%
Variance of the three-month periods ended September 30, 2012 and 2011	3,000	(iii)	(18)%

(i) Annual production capacity for the three-month period ended September 30, 2011 was adjusted with the appraisal report carried out by an international appraisal firm, Grant Sherman Appraisal Limited, in October 2011.

(ii) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

(iii) The increase in 3,000 tonnes production capacity represents the management’s estimated capacity of Factory No. 10 acquired in late December 2011.

Our utilization ratio decreased by 18% for the three-month period ended September 30, 2012 as compared with the same period in 2011. The decrease in utilization was mainly attributable to the drop in overall demand for bromine as a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which reduced our sales and production volume since mid-2011.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2011 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we decided to carry out large scale enhancement work to replace all the eroded protective shells within a four year timeframe, which work commenced in the second quarter of 2011. In May through September 2012, we resumed and completed the second phase enhancement works to our existing bromine extraction and crude salt production facilities. The total cost of the second phase enhancement work to the extraction wells and protective shells to transmission channels and ducts in Factory No. 1 to 9 are approximately $12,786,791 and $8,125,659, respectively, which are capitalized as building and plant and machinery. We anticipated the next phase of enhancement works will be carried out in mid-2013.

Bromine segment

For the three-month period ended September 30, 2012, the cost of net revenue for the bromine segment was $9,770,880, a decrease of $5,232,690 or 35% over the same period in 2011. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $5,040,884 (or 52%), depreciation and amortization of manufacturing plant and machinery of $3,061,931 (or 31%) and electricity of $695,121 (or 7%) for the three-month period ended September 30, 2012. For the three-month period ended September 30, 2011, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $8,961,623 (or 60%), depreciation and amortization of manufacturing plant and machinery of $2,993,772 (or 20%) and electricity of $1,121,067 (or 7%), the cost structure changed as compared with the same period in 2012 where the contribution from cost of raw materials and finished goods consumed decreased by 8% and depreciation and amortization of manufacturing plant and machinery increased by 11%. The decrease in net cost of net revenue was attributable mainly to the decrease in raw material prices, which is largely offset by the increase in depreciation and amortization of manufacturing plant and machinery.

The table below represents the major production cost component of bromine per tonne for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	September 30, 2012		September 30, 2011		% Change
		% of total		% of total
Raw materials	$1,047	52%	$1,299	60%	(19)%
Depreciation and amortization	$636	31%	$434	20%	47%
Electricity	$144	7%	$162	7%	(11)%
Others	$202	10%	$279	13%	(28)%
Production cost of bromine per tonne	$2,029	100%	$2,174	100%	(7)%

Our production cost of bromine per tonne was $2,029 for the three-month period ended September 30, 2012, a decrease of 7% (or $145) as compared to the same period in 2011, which was attributable mainly to the component of cost of raw materials consumed. The cost of raw materials consumed per tonne decreased by 19% as compared to the last comparison period, which was mainly attributable to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government. Since January 2011, included in our other production cost was a price adjustment fund, a levy charged by the PRC government, of RMB200 (approximately $32) per tonne. The significant percentage increase in depreciation and amortization per tonne by 47% was due to (i) the lower volume of bromine produced as a result of the decrease in demand, which increased the per tonne share of depreciation and amortization of the plant and machinery; and (ii) the second phase enhancement projects in second quarter of 2012 to our extraction wells and transmission channels and ducts, together with the construction of new Factory No. 4 in November 2011 and acquisition of Factory No. 10 in December 2011, which increased the depreciation and amortization of the plant and machinery.

Crude salt segment

The cost of net revenue for our crude salt segment for the three-month period ended September 30, 2012 was $1,474,142, representing an increase of $379,634, or 35%, compared to $1,094,508 for the same period in 2011. The increase in cost was mainly due to the increase in the number of crude salt fields, acquisition of Factory No. 10 in December 2011 and the second phase enhancement projects which commenced in June 2012 and completed in August 2012, which in turn resulted in an increase in the depreciation and amortization of manufacturing plant and machinery. The significant cost components for the three-month period ended September 30, 2012 were depreciation and amortization of $968,088 (or 66%), resource taxes calculated based on crude salt sold of $197,552 (or 13%) and electricity of $134,489 (or 9%). The significant cost components for the three-month period ended September 30, 2011 were depreciation and amortization of $645,089 (or 59%), resource tax of $118,103 (or 11%) and electricity of $64,666 (or 6%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	September 30, 2012		September 30, 2011		% Change
		% of total		% of total
Depreciation and amortization	$15.5	66%	$9.8	59%	58%
Resource tax	$3.2	13%	$1.8	11%	78%
Electricity	$2.1	9%	$1.0	6%	110%
Others	$2.8	12%	$4.0	24%	(30)%
Production cost of crude salt per tonne	$23.6	100%	$16.6	100%	42%

Our production cost of crude salt per tonne was $23.6 for the three-month period ended September 30, 2012, an increase of 42% (or $7.0) as compared to the same period in 2011, which was attributable mainly to the components of depreciation and amortization of manufacturing plant and machinery and the accrual of the price adjustment fund since 2011. The significant percentage increase in depreciation and amortization per tonne by 58% was due to (i) the second phase enhancement project to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012, together with the acquisition of Factory No. 10 in December 2011, which increased the depreciation and amortization of the plant and machinery; and (ii) the lower volume of crude salt produced, which increased the per tonne share of depreciation and amortization of the plant and machinery. Since the second quarter of 2011, included in our other production cost was a price adjustment fund, a levy charged by PRC government since January 2011, of RMB3 (approximately $0.48) per tonne. Other production costs represented mainly salaries and welfare of labor worked in the crude salt fields.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2012, was $5,854,868, representing a decrease of $1,870,998 or 24% over the same period in 2011, which attributable mainly to the decrease in the quantity of raw materials purchased due to the overall decrease in quantity of chemical products sold. The significant costs were cost of raw material and finished goods consumed of $5,004,590 (or 85%) and $6,763,332 (or 88%) and depreciation and amortization of manufacturing plant and machinery of $637,870 (or 11%) and $618,083 (or 8%) for each of the three-month periods ended September 30, 2012 and 2011, respectively.

Gross Profit. Gross profit was $7,430,442, or 30%, of net revenue for three-month period ended September 30, 2012 compared to $13,938,031, or 37%, of net revenue for the same period in 2011. The decrease in gross profit percentage was primarily attributable to a drop in the margin percentage in all of our three segments.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2012		September 30, 2011		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$4,189,238	30%	$9,816,624	40%	(10)%
Crude Salt	$886,763	38%	$1,360,799	55%	(17)%
Chemical Products	$2,354,441	29%	$2,760,608	26%	3%
Total Gross Profit	$7,430,442	30%	$13,938,031	37%	(7)%

Bromine segment

For the three-month period ended September 30, 2012, the gross profit margin for our bromine segment was 30% compared to 40% for the same period in 2011. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price and sales volume in the three-month ended September 30, 2012 was adversely affected. We cut the average selling price of bromine from $3,597 per tonne for the three-month period ended September 30, 2011 to $2,900 per tonne for the same period in 2012, a decrease of 19%, in order to compete with other bromine manufacturers. Nevertheless, the sales volume decreased from 6,900 tonnes for the three-month period ended September 30, 2011 to 4,815 tonnes for the same period in 2012, a decrease of 30%. Also, the second phase enhancement project to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012, construction of new Factory No. 4 in November 2011, together with the acquisition of Factory No. 10 in December 2011, increased the depreciation and amortization of the plant and equipment and hence the cost of net revenue of bromine. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment

For the three-month period ended September 30, 2012 the gross profit margin for our crude salt segment was 38% compared to 55% for the same period in 2011. This 17% decrease in our gross profit margin is attributable to the increase in depreciation and amortization of manufacturing facilities as a result of (i) the second phase enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and (ii) the acquisition of Factory No. 10 in December 2011. For the three-month period ended September 30, 2012, the average selling price of crude salt amounted to $37.73 per tonne, as compared to $37.19 per tonne for the same period in 2011, almost constant over the period. As previously mentioned, the decrease in gross profit was a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which decreased the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries.

Chemical products segment

The gross profit margin for our chemical products segment for the three-month period ended September 30, 2012 was 29% compared to 26% for the same period in 2011, an increase of 3%. Despite the decrease in demand for our oil and gas exploration additives and paper manufacturing additives which in turn reduced the sales volume of these chemical products, the increase in sales volume of pesticides additives, with relatively higher profit margin among our chemical products, offset the adverse effect and improved the gross profit margin in this quarter. However, the selling price fluctuation of individual chemical products is not expected to have a significant impact on our gross profit margin for overall chemical products as our factory is capable of producing diversified chemical products, such as pesticides manufacturing additives with higher profit margin.

Research and Development Costs. The total research and development costs incurred for the three-month periods ended September 30, 2012 and 2011 were $28,478 and $33,565, respectively, a decrease of 15%. Research and development costs for the three-month periods ended September 30, 2012 and 2011 represented raw materials used by SYCI for testing the manufacturing routine.

Exploration cost. Exploration cost of $1,047,110 for the three-month period ended September 30, 2011 represented the drilling of exploratory wells and associated facilities by SCHC in Sichuan Province in order to confirm and measure the brine water resources in the province. We completed the drilling of the first exploratory well in December 2011 and announced in mid-January 2012 that we have discovered underground brine water resources in Daying County, and provided preliminary concentration results after the testing by a third-party independent testing expert. No further exploration cost was incurred for the three-month period ended September 30, 2012 as we are still discussing and negotiating with the local government of Daying County of the form of cooperation to further explore the brine water resources.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment of $130,143 for the three-month period ended September 30, 2012 represented the write-off of certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 2 that completed in September 2012.

General and Administrative Expenses. General and administrative expenses were $2,336,581 for the three-month period ended September 30, 2012, a decrease of $3,122,488 (or 57%) as compared to $5,459,069 for the same period in 2011. The decrease of $3,122,488 was primarily due to the inclusion of a non-cash expense of $4,298,000 related to cancellation of non-vested stock options for the three-month period ended September 30, 2011; which was partially offset by the increase in (i) a non-cash expense related to stock options granted to employees in the amount of $477,000, (ii) legal costs incurred in the amount of $256,199 in connection with the Class Action case, and (iii) land use right tax in the amount of $616,123 due to the increase in levy rate for the three-month period ended September 30, 2012.

Other Operating Income. Other operating income was $713,968 for the three-month period ended September 30, 2012, which represented (i) the sales of wastewater to some of our customers in the amount of $85,250 and (ii) a sum of $628,718 for insurance compensation received for a legal case. The other operating income for the three-month period ended September 30, 2011 represented (i) a sum of $28,048 for sales of wastewater and (ii) a the sum of $1,340,026 received from the local PRC government as compensation for the demolition of our original Factory No. 4.

Income from Operations. Income from operations was $5,628,881 for the three-month period ended September 30, 2012 (or 22.9% of net revenue), a decrease of $3,117,364, or approximately 36%, over the income from operations for the same period in 2011. The decrease resulted primarily from the decrease in net revenue as a result of (i) the macro-economic tightening policy imposed by the PRC government to slow down the economy, which in turn decreased the demand and selling price of our products; and (ii) the increase in depreciation and amortization of the plant and machinery due to the second phase enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012, construction of new Factory No. 4 in November 2011 and the acquisition of Factory 10 in December 2011.

	Income from Operations by Segment
	Three-Month Period Ended September 30, 2012		Three-Month Period Ended September 30, 2011
Segment:		% of total		% of total
Bromine	$3,134,709	53%	$9,408,923	70%
Crude Salt	549,446	9%	1,317,015	10%
Chemical Products	2,258,624	38%	2,661,362	20%
Income from operations before corporate costs	5,942,779	100%	13,387,300	100%
Corporate costs	(313,898)		(4,641,055)
Income from operations	$5,628,881		$8,746,245

Bromine segment

Income from operations from our bromine segment was $3,134,709 for the three-month period ended September 30, 2012, a decrease of $6,274,214 (or approximately 67%) compared to the same period in 2011. This significant decrease resulted primarily from the decrease in (i) sales volume (contributed a decrease of approximately $6.8 million) and in average selling price (contributed a decrease of approximately $4 million) as a result of the PRC government’s macro-economic tightening policy which decreased the demand for bromine; and (ii) compensation received from PRC local government for the demolition of our original Factory No. 4 (contributed a decrease of approximately $1.2 million), which was partially offset by the decrease in (i) the cost of net revenue of bromine of approximately $5.2 million; and (ii) exploration cost of approximately $1.0 million.

Crude salt segment

Income from operations from our crude salt segment was $549,446 for the three-month period ended September 30, 2012, a decrease of $767,569 (or approximately 58%) compared to the same period in 2011. This decrease was mainly due to (i) the decrease in sales volume (contributed an aggregate decrease of approximately $0.1 million); and (ii) the increase in the cost of sales by approximately $0.4 million due to the second phase enhancement projects and additions of Factory No. 10 which increased the depreciation of manufacturing facilities.

Chemical products segment

Income from operations from our chemical products segment was $2,258,624 for the three-month period ended September 30, 2012, a decrease of $402,738 (or approximately 15%) compared to the same period in 2011. This decrease resulted primarily from the decrease in net revenue of our oil and gas exploration additives and pesticides manufacturing additives of approximately $2.3 million, which was largely offset by the decrease in cost of net revenue of approximately $1.9 million due to the decrease in the quantity of raw materials purchased due to the overall decrease in quantity of chemical products sold.

Other Income, Net. Other income, net represented bank interest income, net of capital lease interest expense.

Net Income. Net income was $4,113,216 for the three-month period ended September 30, 2012, a decrease of $1,471,130 (or approximately 26%) compared to the same period in 2011. This decrease was primarily attributable to the overall decrease in demand for our products due to the macro-economic tightening policy imposed by the PRC government to slow down the economy.

Effective Tax Rate. Our effective tax rate for the three-month periods ended September 30, 2012 and 2011 was 27% and 36%, respectively. The effective tax rate for the three-month period ended September 30, 2012 of 27% differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company. The effective tax rate for the three-month period ended September 30, 2011 of 36% differs from the PRC statutory income tax rate of 25% due to (i) the US federal net operating loss incurred by the Company (contributed 1% gap) and (ii) non-deductible expense in connection with the cancellation of non-vested stock options by the Company (contributed 10% gap).

Comparison of the Nine-Month Periods Ended September 30, 2012 and 2011

	Nine-Month Period Ended September 30, 2012	Nine-Month Period Ended September 30, 2011	% Change
Net revenue	$79,653,852	$134,441,319	(41)%
Cost of net revenue	$(55,605,423)	$(69,410,031)	(20)%
Gross profit	$24,048,429	$65,031,288	(63)%
Sales, marketing and other operating expenses	$(60,800)	$(67,861)	(10)%
Research and development costs	$(133,802)	$(347,421)	(61)%
Exploration cost	$-	$(4,914,396)	(100)%
Write-off/Impairment on property, plant and equipment	$(1,042,138)	$(7,570,566)	(86)%
General and administrative expenses	$(5,819,652)	$(11,515,054)	(49)%
Other operating income	$847,146	$1,783,157	(52)%
Income from operations	$17,839,183	$42,399,147	(58)%
Other income, net	$88,799	$38,466	131%
Income before taxes	$17,927,982	$42,437,613	(58)%
Income taxes	$(4,838,985)	$(12,465,013)	(61)%
Net income	$13,088,997	$29,972,600	(56)%

Net revenue.  Net revenue for nine-month period ended September 30, 2012 was $79,653,852, representing a decrease of approximately $54.8 million (or 41%) over the same period in 2011. This decrease was primarily attributable to the reduction of overall demand for all of our segment products, specifically, (i) revenue from the bromine segment decreased from $88,200,156 for the nine-month period ended September 30, 2012 to $44,953,429 for the same period in 2012, a decrease of approximately 49%; (ii) revenue from the crude salt segment decreased from $13,484,025 for the nine-month period ended September 30, 2011 to $8,415,487 for the same period in 2012, a decrease of approximately 38%; and (iii) revenue from the chemical products segment decreased from $32,757,138 for the nine-month period ended September 30, 2011 to $26,284,936 for the same period in 2012, a decrease of approximately 20%.

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent Decrease
	September 30, 2012		September 30, 2011		of Net Revenue
Segment		% of total		% of total
Bromine	$44,953,429	56%	$88,200,156	66%	(49)%
Crude Salt	$8,415,487	11%	$13,484,025	10%	(38)%
Chemical Products	$26,284,936	33%	$32,757,138	24%	(20)%
Total sales	$79,653,852	100%	$134,441,319	100%	(41)%

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2012	September 30, 2011	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	13,615	21,130	(36)%
Crude Salt	223,149	291,334	(23)%

	Nine-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2012	September 30, 2011	Increase/(Decrease)
Oil and gas exploration additives	7,903	12,550	(37)%
Paper manufacturing additives	2,025	2,972	(32)%
Pesticides manufacturing additives	2,352	2,053	15%
Wastewater treatment chemical additives	-	120	(100)%
Overall	12,280	17,695	(31)%

Bromine segment

The decrease in net revenue from our bromine segment was mainly due to the decrease in both the sales volume and selling price of bromine. The sales volume of bromine decreased from 21,130 tonnes for the nine-month period ended September 30, 2011 to 13,615 tonnes for the same period in 2012, a decrease of 36%. Despite an increase in the number of our bromine production plants in recent years which maintained our production capacity, sales volume of bromine decreased. As mentioned hereinbefore, the major reason for the decrease in the sales volume of bromine was mainly attributable to the drop in overall demand for bromine as a result of the recent macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

Due to the drop in demand of bromine, since the second half of 2011, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price of bromine decreased from $4,174 per tonne for the nine-month period ended September 30, 2011 to $3,302 per tonne for the same period in 2012, a decrease of 21%. The average selling price for the first half of 2012 remained relatively stable at around $3,500 per tonne and further dropped to $2,900 per tonne in the third quarter of 2012 in order to retain our major customers. We expect the average selling price of bromine will remain at current levels through the end of 2012 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for nine-month period ended September 30, 2012 from the same period in 2011.

Nine-Month Period Ended September 30,
Increase / (Decrease) in net revenue of bromine as a result of:	2012 vs. 2011
Decrease in average selling price	$(15,155,587)
Decrease in sales volume	$(28,091,140)
Total effect on net revenue of bromine	$(43,246,727)

Crude salt segment

The decrease in net revenue from our crude salt segment was mainly due to the decrease in both the average selling price and sales volume of crude salt. The average selling price of crude salt decreased from $46.28 per tonne for the nine-month period ended September 30, 2011 to $37.71 per tonne for the same period in 2012, a decrease of 19%, and the sales volume of crude salt also decreased by 23% from 291,334 tonnes for the nine-month period ended September 30, 2011 to 223,149 tonnes for the same period in 2012. The decrease in both the average selling price and sales volume was a result of the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy. This policy resulted in, among other things, the decrease in the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries. The table below shows the changes in the average selling price and changes in the sales volume of crude salt for nine-month period ended September 30, 2012 from the same period in 2011.

Nine-Month Period Ended September 30,
Increase / (Decrease) in net revenue of crude salt as a result of:	2012 vs. 2011
Decrease in average selling price	$(2,204,923)
Decrease in sales volume	$(2,863,615)
Total effect on net revenue of crude salt	$(5,068,538)

We noted a downward trend in the average selling price of crude salt since the first quarter of 2011 as we offered competitive selling prices to our customers in order to compete with other crude salt manufacturers. The average selling price decreased sharply from $50.09 per tonne in the first quarter of 2011 to $37.19 per tonne in the third quarter of 2011 and then maintained at a relatively stable price levels at $37 to $38 per tonne through the third quarter of 2012. We expect the average selling price of crude salt will remain at current levels through the end of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Nine-Month Period Ended		Nine-Month Period Ended		Change of
	September 30, 2012		September 30, 2011		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$14,261,944	54%	$21,784,468	66%	(35)%
Paper manufacturing additives	$2,509,455	10%	$3,909,927	12%	(36)%
Pesticides manufacturing additives	$9,513,537	36%	$6,526,735	20%	46%
Wastewater treatment chemical additives	-	-	536,008	2%	(100)%
Total sales	$26,284,936	100%	$32,757,138	100%	(20)%

Net revenue from our chemical products segment decreased from $32,757,138 for the nine-month period ended September 30, 2011 to $26,284,936 for the same period in 2012, a decrease of approximately 20%. The decrease was mainly attributable to the drop in demand for our oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $14,261,944 (or 54%) and $21,784,468 (or 66%) of our chemical segment revenue for the nine-month periods ended September 30, 2012 and 2011, respectively, with a decrease of $7,522,524, or 35%. Net revenue from our paper manufacturing additives decreased from $3,909,927 for the nine-month period ended September 30, 2011 to $2,509,455 for the same period in 2012, a decrease of approximately 36%. We believe that as result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, the overall demand for chemical products was reduced, which resulted in a decrease in our volume of both oil and gas exploration additives and paper manufacturing additives sold, which decreased by 37% and 32%, respectively, for the nine-month period ended September 30, 2012 as compared with the same period in 2011. Also, in June 2011 we stopped production of our wastewater treatment chemical additives due to the lower profit margin than estimated by the management.

However, the effect of the decrease in net revenue from our chemical products segment was partially offset by the increase in the average selling price of our pesticides manufacturing additives products due to the strong demand for such products. The average selling price per tonne for our pesticides manufacturing additives increased by 27% for the nine-month period ended September 30, 2012 as compared with the same period in 2011. The PRC government continued to support expansion of agricultural related products, which supported the growth in sales of our pesticides manufacturing additives. Also, we successfully converted the production equipment from wastewater treatment chemical additive to pharmaceutical and agricultural chemical additives, which contributed higher profit margins than other chemical products.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products (excluded wastewater treatment chemical additives) for nine-month period ended September 30, 2012 from the same period in 2011.

Increase / (Decrease) in net revenue, for the nine-month period ended September 30, 2012 vs. 2011, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase / (Decrease) in average selling price	$703,684	$(190,762)	$1,905,278	$2,418,200
Increase / (Decrease) in sales volume	$(8,226,208)	$(1,209,710)	$1,081,524	$(8,354,394)
Total effect on net revenue of chemical products	$(7,522,524)	$(1,400,472)	$2,986,802	$(5,936,194)

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2012		September 30, 2011		Net Revenue
Segment		% of total		% of total
Bromine	$31,584,700	57%	$43,771,055	63%	(28)%
Crude Salt	$5,569,663	10%	$3,510,806	5%	59%
Chemical Products	$18,451,060	33%	$22,128,170	32%	(17)%
Total	$55,605,423	100%	$69,410,031	100%	(20)%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $55,605,423 for nine-month period ended September 30, 2012, a decrease of $13,804,608 (or 20%) over the same period in 2011. The decrease in overall cost of net revenue was mainly attributable to the decrease in volume of raw materials purchased as a result of the decrease in volume of products sold, as compared to the last comparable period, which was partially offset by the increase in depreciation and amortization of manufacturing plant and machinery and increase in purchase price of raw materials.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (ii)
Nine-month period ended September 30, 2011	41,547	(i)	74%
Nine-month period ended September 30, 2012	44,547		43%
Variance of the nine-month periods ended September 30, 2012 and 2011	3,000	(iii)	(31)%

(i) Annual production capacity for the nine-month period ended September 30, 2011 was adjusted with the appraisal report carried out by an international appraisal firm, Grant Sherman Appraisal Limited, in October 2011.

(ii) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

(iii) The increase in 3,000 tonnes production capacity represents the management’s estimated capacity of Factory No. 10 acquired in late December 2011.

Our utilization ratio decreased by 31% for the nine-month period ended September 30, 2012 as compared with the same period in 2011. The decrease in utilization was mainly attributable to the drop in overall demand for bromine as a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which reduced our sales and production volume since mid-2011.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2011 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we decided to carry out large scale enhancement work to replace all the eroded protective shells within a four year timeframe, which work commenced in the second quarter of 2011. In June through August 2012, we resumed and completed the second phase enhancement works to our existing bromine extraction and crude salt production facilities. The total cost of the second phase enhancement work to the extraction wells and protective shells to transmission channels and ducts in Factory No. 1 to 9 are approximately $12,786,791 and $8,125,659, respectively, which are capitalized as building and plant and machinery. We anticipated the next phase of enhancement works will be carried out in mid-2013.

Bromine segment

For the nine-month period ended September 30, 2012, the cost of net revenue for the bromine segment was $31,584,700, a decrease of $12,186,355 or 28% over the same period in 2011. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $16,506,930 (or 52%), depreciation and amortization of manufacturing plant and machinery of $9,856,084 (or 31%) and electricity of $2,134,871 (or 7%) for the nine-month period ended September 30, 2012. For the nine-month period ended September 30, 2011, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $28,167,097 (or 64%), depreciation and amortization of manufacturing plant and machinery of $7,658,509 (or 17%) and electricity of $3,273,323 (or 7%), the cost structure changed as compared with the same period in 2012 where the contribution from cost of raw materials and finished goods consumed decreased by 12% and depreciation and amortization of manufacturing plant and machinery increased by 14%. The decrease in net cost of net revenue was attributable mainly to the decrease in raw material prices, which is partly offset by the increase in depreciation and amortization of manufacturing plant and machinery. The table below represents the major production cost component of bromine per tonne for respective periods:

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of bromine segment	September 30, 2012		September 30, 2011		% Change
		% of total		% of total
Raw materials	$1,212	52%	$1,333	64%	(9)%
Depreciation and amortization	$724	31%	$362	17%	100%
Electricity	$157	7%	$155	7%	1%
Others	$227	10%	$222	12%	2%
Production cost of bromine per tonne	$2,320	100%	$2,072	100%	12%

Our production cost of bromine per tonne was $2,320 for the nine-month period ended September 30, 2012, an increase of 12% (or $248) over the same period in 2011, which was attributable mainly to the component of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 100% was due to the enhancement projects since June 2011 to our extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years in June 2011, which accelerated the depreciation and amortization of the plant and machinery. The cost of raw materials consumed per tonne decreased by 9% as compared to the last comparison period, which was mainly attributable to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government. Since January 2011, included in our other production cost was a price adjustment fund, a levy charged by the PRC government, of RMB200 (approximately $32) per tonne.

Crude salt segment

For the nine-month period ended September 30, 2012, the cost of net revenue for our crude salt segment was $5,569,663, representing an increase of $2,058,857, or 59%, compared to $3,510,806 for the same period in 2011. The increase in cost was mainly due to the increase in the number of crude salt fields and enhancement projects performed since June 2011, which in turn resulted in an increase in the depreciation and amortization of manufacturing plant and machinery. The significant cost components for the nine-month period ended September 30, 2012 were depreciation and amortization of $3,842,957 (or 69%), resource taxes calculated based on crude salt sold of $706,743 (or 13%) and electricity of $412,456 (or 7%). The significant cost components for the nine-month period ended September 30, 2011 were depreciation and amortization of $1,682,946 (or 48%), resource tax of $790,617 (or 23%) and electricity of $417,576 (or 12%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of crude salt segment	September 30, 2012		September 30, 2011		% Change
		% of total		% of total
Depreciation and amortization	$17.2	69%	$5.8	48%	197%
Resource tax	$3.2	13%	$2.7	23%	18%
Electricity	$1.8	7%	$1.4	12%	29%
Others	$2.8	11%	$2.2	17%	27%
Production cost of crude salt per tonne	$25.0	100%	$12.1	100%	107%

Our production cost of crude salt per tonne was $25.0 for the nine-month period ended September 30, 2012, an increase of 107% (or $12.9) as compared to the same period in 2011, which was attributable mainly to the component of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 197% was due to the enhancement projects performed since June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years in late June 2011, which accelerated the depreciation and amortization of the plant and machinery. Since the second quarter of 2011, included in our other production cost was a price adjustment fund, a levy charged by PRC government since January 2011, of RMB3 (approximately $0.48) per tonne. Other production costs represented mainly salaries and welfare of labor worked in the crude salt fields.

Chemical products segment

For the nine-month period ended September 30, 2012, cost of net revenue for our chemical products segment was $18,451,060, representing a decrease of $3,677,110 or 17% over the same period in 2011. The significant costs were cost of raw material and finished goods consumed of $15,801,059 (or 86%) and $19,398,476 (or 88%) and depreciation and amortization of manufacturing plant and machinery of $1,919,064 (or 10%) and $1,688,046 (or 8%) for each of the nine-month periods ended September 30, 2012 and 2011, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of our manufacturing plant and machinery and the inflated purchase price of raw materials, the rate of decrease for the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit. Gross profit was $24,048,429, or 30%, of net revenue for nine-month period ended September 30, 2012 compared to $65,031,288, or 48%, of net revenue for the same period in 2011. The decrease in gross profit percentage was primarily attributable to a drop in the margin percentage in all of our three segments.

	Gross Profit by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2012		September 30, 2011		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$13,368,729	30%	$44,429,101	50%	(20)%
Crude Salt	$2,845,824	34%	$9,973,219	74%	(40)%
Chemical Products	$7,833,876	30%	$10,628,968	32%	(2)%
Total Gross Profit	$24,048,429	30%	$65,031,288	48%	(18)%

Bromine segment

The gross profit margin for our bromine segment for the nine-month period ended September 30, 2012 was 30% compared to 50% for the same period in 2011. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price and sales volume in the nine-month ended September 30, 2012 was adversely affected. We cut the average selling price of bromine from $4,174 per tonne for the nine-month period ended September 30, 2011 to $3,302 per tonne for the same period in 2012, a decrease of 21%, in order to compete with other bromine manufacturers. Nevertheless, the sales volume decreased from 21,130 tonnes for the nine-month period ended September 30, 2011 to 13,615 tonnes for the same period in 2012, a decrease of 36%. Also, we completed certain enhancements projects of our facilities since the second quarter of 2011 to pump brine water from deeper underground in order to improve the quality of brine water being extracted from our wells, which in turn increased the depreciation and amortization of the plant and equipment and hence the cost of net revenue of bromine. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2012 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment

For the nine-month period ended September 30, 2012, the gross profit margin for our crude salt segment was 34% compared to 74% for the same period in 2011. This significant 40% decrease in our gross profit margin is attributable to (i) the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects performed since June 2011 to our crude fields, extraction wells and transmission channels and ducts, and (ii) the change in the estimated useful life of certain protective shells and transmission channels and ducts from 8 years to 5 years in late June 2011, which accelerated the depreciation and amortization of the plant and machinery. For the nine-month period ended September 30, 2012, the average selling price of crude salt amounted to $37.71 per tonne, as compared to $46.28 per tonne for the same period in 2011, a decrease of 19%. As previously mentioned, the decrease in gross profit was a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which decreased the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries.

Chemical products segment

The gross profit margin for our chemical products segment for the nine-month period ended September 30, 2012 was 30% compared to 32% for the same period in 2011, a decrease of 2%. As previously mentioned, the decrease in gross profit margin was a result of the decrease in demand for our oil and gas exploration additives and paper manufacturing additives which in turn reduced the sales volume of these chemical products. As sales of oil and gas exploration additives contributed more than 54% of our total chemical products segment’s net revenue, the decrease in demand largely reduced the gross profit margin of our chemical products segment. However, the selling price fluctuation of individual chemical products is not expected to have a significant impact on our gross profit margin for overall chemical products as our factory is capable of producing diversified chemical products, such as pesticides manufacturing additives with higher profit margin.

Research and Development Costs. For the nine-month periods ended September 30, 2012 and 2011, the total research and development costs incurred were $133,802 and $347,421, respectively, a decrease of 61%.

Research and development costs for the nine-month period ended September 30, 2012 represented raw materials used by SYCI for testing the manufacturing routine and samples of the new chemical products production line. Research and development costs for the nine-month period ended September 30, 2011 were mostly related to the Co-Op Research and Development Center set up jointly with East China University of Science and Technology in June 2007 to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry, which amounted to $236,816. On June 7, 2011, SYCI and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for us.

Exploration cost. Exploration cost of $4,914,396 for the nine-month period ended September 30, 2011 represented the drilling of exploratory wells and associated facilities by SCHC in Sichuan Province in order to confirm and measure the brine water resources in the province. We completed the drilling of the first exploratory well in December 2011 and announced in mid-January 2012 that we have discovered underground brine water resources in Daying County, and provided preliminary concentration results after the testing by a third-party independent testing expert. No further exploration cost was incurred for the nine-month period ended September 30, 2012 as we are still discussing and negotiating with the local government of Daying County of the form of cooperation to further explore the brine water resources.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment of $1,042,138 for the nine-month period ended September 30, 2012 represented the write-off of (i) certain protective shells to transmission pipelines and ducts replaced of $911,995 during the second phase enhancement project that started in June 2012 and completed in August 2012 ; and (ii) certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 2 of $130,143 that started in July 2012 and completed in September 2012. The write-off and impairment on property, plant and equipment for the nine-month period ended September 30, 2011 represented (i) the write-off on property, plant and equipment that could not be relocated to the new Factory No. 4 in the amount of $1,384,443; (ii) the impairment loss on property, plant and equipment related to the conversion of our production line from wastewater treatment chemical additives to the production of pharmaceutical and agricultural chemical intermediates in the amount of $1,805,598; (iii) the impairment loss on property, plant and equipment under capital leases for idle plant and machinery in the amount of $683,046; and (iv) the write-off of certain crude salt field protective shells and transmission pipelines replaced during enhancement projects in the amounts of $1,632,004 and $2,065,475, respectively.

General and Administrative Expenses. General and administrative expenses were $5,819,652 for the nine-month period ended September 30, 2012, a decrease of $5,695,402 (or 49%) as compared to $11,515,054 for the same period in 2011. The significant increase was primarily due to non-cash expenses of $7,467,000 for the nine-month period ended September 30, 2011 related to options granted to our employees in the amount of $2,717,000, recognition of non-vested options which were cancelled in late September 2011 in the amount of $4,298,000, and a warrant issued to our investor relations firm in the amount of $452,000 related to a the service agreement signed in February 2011. The non-cash expenses related to options granted for the nine-month period ended September 30, 2012 amounted to $503,300, which resulted in a decrease of $6,963,700, or 93%, as compared with the same period in 2011. Other reason for the decrease in general and administrative expenses was due to demolition and re-installation expense in the amount of $530,443 for the nine-month period ended September 30, 2011 for relocating Factory No. 4 due to the Chinese government taking the leased land, where our original Factory No. 4 was situated, for civil redevelopment. Such decrease in such general and administrative expenses was partially offset by the increase in (i) legal costs incurred in the amount of $767,488 in connection with the Class Action case, and (ii) land use right tax in the amount of $1,865,973 due to the increase in levy rate for the nine-month period ended September 30, 2012.

Other Operating Income. Other operating income was $847,146 for the nine-month period ended September 30, 2012, which represented (i) the sales of wastewater to some of our customers in the amount of $218,428 and (ii) a sum of $628,718 for insurance compensation received for a legal case. The other operating income for the nine-month period ended September 30, 2011 represented (i) a sum of $143,131 for sales of wastewater; (ii) a sum of $300,000 for compensation received from a legal case; and (iii) a sum of $1,340,026 received from the local PRC government as compensation for the demolition of our original Factory No. 4.

Income from Operations. Income from operations was $17,839,183 for the nine-month period ended September 30, 2012 (or 22.4% of net revenue), a decrease of $24,559,964, or approximately 58%, over income from operations for the same period in 2011. As mentioned hereinbefore, the decrease resulted primarily from the decrease in net revenue as a result of (i) the macro-economic tightening policy imposed by the PRC government to slow down the economy, which in turn decreased the demand and selling price of our products; and (ii) the increase in depreciation and amortization of the plant and machinery due to the enhancement projects since June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years in late June 2011, which accelerated the depreciation and amortization of the plant and machinery.

	Income from Operations by Segment
	Nine-Month Period Ended September 30, 2012		Nine-Month Period Ended September 30, 2011
Segment:		% of total		% of total
Bromine	$9,536,574	50%	$35,322,297	70%
Crude Salt	1,986,451	10%	7,190,560	14%
Chemical Products	7,508,900	40%	8,047,059	16%
Income from operations before corporate costs	19,031,925	100%	50,559,916	100%
Corporate costs	(1,192,742)		(8,160,769)
Income from operations	$17,839,183		$42,399,147

Bromine segment

Income from operations from our bromine segment was $9,536,574 for the nine-month period ended September 30, 2012, a decrease of $25,785,723 (or approximately 73%) compared to the same period in 2011. This significant decrease resulted primarily from the decrease in sales volume (contributed a decrease of approximately $28.1 million) and in average selling price (contributed a decrease of approximately $15.2 million) as a result of the PRC government’s macro-economic tightening policy which decreased the demand for bromine, which was partially offset by the decrease in (i) the cost of net revenue of bromine of approximately $12.2 million; (ii) exploration cost of approximately $4.3 million and (iii) write-off/impairment of property, plant and equipment of approximately $2.9 million.

Crude salt segment

For the nine-month period ended September 30, 2012, income from operations from our crude salt segment was $1,986,451, a decrease of $5,204,109 (or approximately 72%) compared to the same period in 2011. This decrease was mainly due to (i) the decrease in both the average selling price and sales volume (contributed an aggregate decrease of approximately $5.1 million); and (ii) the decrease in the gross profit margin mainly due to the enhancement projects which increased the depreciation of manufacturing facilities of approximately $2.1 million, which was partially offset by the decrease in write-off/impairment of property, plant and equipment of approximately $1.9 million.

Chemical products segment

For the nine-month period ended September 30, 2012, income from operations from our chemical products segment was $7,508,900, a decrease of $538,159 (or approximately 7%) over same period in 2011. This decrease resulted primarily from (i) the decrease in net revenue of our wastewater treatment chemical additives, oil and gas exploration additives and paper manufacturing additives of approximately $9.5 million due to decreased demand; and (ii) the decrease in our research and development costs paid to East China University of Science and Technology of approximately $0.2 million as explained hereinbefore, which was partially offset by (i) the increase in net revenue of our pesticides manufacturing additives of approximately $3.0 million, (ii) the decrease in cost of net revenue of approximately $3.7 million as explained hereinbefore and (iii) the decrease in write-off/impairment of property, plant and equipment of approximately $1.8 million.

Other Income, Net. Other income, net represented bank interest income, net of capital lease interest expense.

Net Income. Net income was $13,088,997 for the nine-month period ended September 30, 2012, a decrease of $16,883,603 (or approximately 56%) compared to the same period in 2011. This decrease was primarily attributable to the overall decrease in demand for our products due to the macro-economic tightening policy imposed by the PRC government to slow down the economy.

Effective Tax Rate. Our effective tax rate for the nine-month periods ended September 30, 2012 and 2011 was 27% and 29%, respectively. The effective tax rate for the nine-month period ended September 30, 2012 of 27% differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company. The effective tax rate for the nine-month period ended September 30, 2011 of 29% differs from the PRC statutory income tax rate of 25% due to (i) the US federal net operating loss incurred by the Company (contributed 2% gap) and (ii) non-deductible expense in connection with the cancellation of non-vested stock options by the Company (contributed 2% gap).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, cash and cash equivalents were $58,644,360 as compared to $78,576,060 as of December 31, 2011. The components of this decrease of $19,931,700 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2012	2011
Net cash provided by operating activities	$10,742,514	$53,541,606
Net cash used in investing activities	$(29,925,583)	$(38,751,815)
Net cash used in financing activities	$(297,598)	$(788,739)
Effects of exchange rate changes on cash and cash equivalents	$(451,033)	$3,326,324
Net (decrease)/increase in cash and cash equivalents	$(19,931,700)	$17,327,376

For the nine-month period ended September 30, 2012, although our operations were affected by the PRC government’s macro-economic tightening policy, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the nine-month periods ended September 30, 2012 and 2011, we had positive cash flow from operating activities of $10.7 million and $53.5 million, respectively, primarily attributable to net income.

During the nine-month period ended September 30, 2012, net income of $13.1 million exceeded our cash flow from operating activities of $10.7 million, which was caused by (i) cash used in working capital of $21.4 million, which mainly consisted of increase in accounts receivable; which was partially offset by (ii) our net income, which included substantial non-cash charges of $19.1 million, mainly in the form of depreciation and amortization of property, plant and equipment, and write-off/impairment loss on property, plant and equipment.

During the nine-month period ended September 30, 2011, cash flow from operating activities of $53.5 million exceeded our net income of $30.0 million, which was caused by (i) our net income, which included substantial non-cash charges of $24.9 million, mainly in the form of stock-based compensation and depreciation and amortization of property, plant and equipment, and write-off/impairment loss on property, plant and equipment; which was partially offset by (ii) cash used in working capital of $1.3 million, which mainly consisted of increased accounts receivable and taxes payable, as partially offset by the increase in accounts payable for cash provided by working capital.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
		% of total		% of total
Aged 1-30 days	$7,758,417	18%	$7,411,018	34%
Aged 31-60 days	$10,395,950	25%	$9,380,766	43%
Aged 61-90 days	$8,811,194	21%	$5,128,044	23%
Aged 91-120 days	$7,511,968	18%	$-	-
Aged 121-150 days	$7,453,430	18%	$-	-
Total	$41,930,959	100%	$21,919,828	100%

The overall accounts receivable balance as of September 30, 2012 increased by $20,011,131 (or 91%), as compared to those as of December 31, 2011. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the average turnover days of accounts receivable from customers from 48 days for the fiscal year 2011 to 109 days for the nine-month period ended September 30, 2012. Normally, 90 to 180-days credit period is granted to customers with a good repayment history. We are not aware of any allowances for doubtful debts required for the nine-month period ended September 30, 2012 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. For the balances of accounts receivable as of September 30, 2012 aged more than 90 days, approximately 57% was settled in October 2012, and the remaining 43% is within the credit term granted to the customers. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	September 30, 2012		December 31, 2011
		% of total		% of total
Raw materials	$746,341	15.6%	$848,596	19.1%
Finished goods	$4,055,830	84.7%	$3,604,247	81.2%
	$4,802,171	100.3%	$4,452,843	100.3%
Allowance for obsolete and slowing-moving inventory	$(14,776)	(0.3)%	$(14,871)	(0.3)%
Total	$4,787,395	100.0%	$4,437,972	100.0%

The gross inventory level as of September 30, 2012 increased by $349,328 (or 8%), as compared to the gross inventory level as of December 31, 2011.

Raw materials slightly decreased by 12% as of September 30, 2012 as compared to December 31, 2011. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of September 30, 2012 are fully realizable for production of finished goods without any impairment.

Our finished goods mainly composed of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 30% for the nine-month period ended September 30, 2012 (31% for fiscal year 2011). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. Although the gross profit margin for the nine-month period ended September 30, 2012 decreased to 30%, as compared with 48% in fiscal year 2011, we anticipated that the price in the rest of 2012 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. Although the market price of crude salt decreased from $50.09 per tonne in first quarter of 2011 to $37.73 per tonne in the third quarter of 2012, the gross margin is still attractive as the relative cost of production is low, we believe that there will be no realizability problem for crude salt and its selling price should not be lower than its cost.

Net Cash Used in Investing Activities

In the nine-month period ended September 30, 2012, we used approximately $0.5 million cash for the prepayment of land leases.

We also used approximately $29.4 million cash to acquire property, plant and equipment, which included (i) the second phase enhancement project to the extraction wells and protective shells to transmission channels and ducts in Factory No. 1 to 9 in the amount of approximately $12.8 million and $8.1 million, respectively; (ii) the enhancement work to the bromine production facilities in Factory No. 2 at a cost of approximately $1.3 million; (iii) the enhancement work to the chemical products production facilities at a cost of approximately $1.5 million; and (iv) the purchase of five stories of a commercial building, from a company of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in that company, as our new headquarters at a cost of approximately $5.7 million.

The above investing activities were financed by the opening cash balances as of December 31, 2011 and cash generated from operation during the nine-month period ended September 30, 2012.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the nine-month period ended September 30, 2012.

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

Working capital was approximately $94.7 million at September 30, 2012 as compared to approximately $93.3 million at December 31, 2011. The increase was mainly attributable to the cash provided by operating activities and the increase in accounts receivable during the nine-month period ended September 30, 2012.

We had available cash of approximately $58.6 million at September 30, 2012, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancement works to our existing bromine and crude salt business, and exploration cost of new brine water resources in Sichuan Province, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2012 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

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

Impact of Inflation

Inflationary factors, such as increases in the cost of our product and overhead costs, may adversely affect our operating results. Based on the Consumer Price Index (“CPI Index”) in the PRC, the average annual rate of inflation over the three-year period from 2008 to 2010 was 2.8%. Inflationary pressures increased in 2011, reflecting the rise in our cost of raw materials and electricity expenses. According to the latest available published CPI Index in August 2012, the rate of inflation was 2.9%. We believe that in the long run the selling prices of its products could be increased at a similar level to compensate the adverse effect. In the foreseeable future, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q. The material deficiency in our disclosure controls and procedures as of September 30, 2012 was as follows:

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

(b) Changes in internal controls

There have been no changes in our internal control over financial reporting during the three-month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings other than the following.

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the “Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws.  That action, which is now captioned Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California.  The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011.  Lead plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company.  The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount. The Company filed a motion to dismiss the amended complaint.  On May 15, 2012, the Court denied the Company’s motion to dismiss the amended complaint. On July 31, 2012, the Court issued a Scheduling and Case Management Order pursuant to which the parties were ordered to begin discovery, among other things. The Company intends to defend vigorously against the lawsuit.  The Company currently cannot estimate the amount or range of possible losses from this litigation.

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

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 8, 2012	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 8, 2012	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)

