Form 10-K
period 2012-12-31
GULF RESOURCES, INC.
filed 2013-03-18
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-20936

Gulf Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

North Huaigao Road, Luocheng Sub-district Office, Shouguang City, Shandong, China	262714
(Address of principal executive offices)	(Zip Code)

+86 (536) 567-0008
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0005 par value	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2012, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $ $25,119,164 based upon a closing sale price of $ $1.22.

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   As of March 12, 2013, the registrant had outstanding 38,367,471 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of  $0.15482 and $0.15843 during fiscal year 2011 and 2012, respectively. The functional and reporting currency of the Company is the United States dollar (“USD” or $”).

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

Our current corporate structure chart is set forth in the following diagram:

Our executive offices are located in China at North Huaigao Road, Luocheng Sub-district Office in Shouguang City, Shandong Province, P.R.C. Our telephone number is +86 (536) 5670008. Our website address is www.gulfresourcesinc.com. The information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Form 10-K.

Acquisitions of Production Facilities

On December 22, 2011, we acquired substantially all of the assets owned by Liangcai Zhang in  Yangkou Village located in Shouguang City Yangkou Township area (the “Liangcai Zhang Property” or “Factory No. 10”). The Liangcai Zhang Property includes a 10-year land lease covering approximately 1,700 acres of real property, with the related production facility, wells, pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was approximately $9,998,730 in cash. The production line of Factory No. 10 was resumed in February 2012 after certain repair and adjustments.

 On November 26, 2012, the Company acquired substantially all of the assets owned by Chengyong Zhao in  Guantai Village located in Shouguang City Yangkou Township area (the “Chengyong Zhao Property” or “Factory No. 11”). The Chengyong Zhao Property includes a 20-year land lease covering approximately 1,727 acres of real property, with the related production facility, wells, pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was RMB 62 million (approximately $9.80 million), consisting of RMB 31 million (approximately $4.93 million) in cash and 3,806,728 shares of the Company’s Common Stock valued at approximately $4.87 million (fair value). The production line of Factory No. 11 was resumed in March 2013 after certain repair and adjustments.

Each of the bromine factories and crude salt field acquisitions described above was not in operation when the Company acquired the asset.   Production at each of the bromine factories acquired had been previously halted by the government since the owners of each of the bromine factories did not hold the proper license for the exploration and production of bromine. Both Factories No. 10 and No. 11 had not been in operation for more than six months at the time of the acquisitions.

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

SYCI concentrates its efforts on the production and sale of chemical products that are used in oil and gas field explorations, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents, and inorganic chemicals. SYCI also engages in research and development of commonly used chemical products as well as medicine intermediates. Currently, SYCI's annual production of oil and gas field exploration products and related chemicals is over 26,000 tons, and its production of papermaking-related chemical products is over 5,000 tons. These products are mainly distributed to large domestic papermaking manufacturers and major oilfields such as Shengli Oilfield and Talimu Oilfields.

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

SYCI’s factories are located in Shouguang City at 2nd Living District, Qinghe Oil Factory, Shouguang City, Shandong Province, China. The company has been certified as ISO9001-2000 compliant and received the Quality Products and Services Guarantee Certificate from China Association for Quality. SYCI has been accredited by Shandong as a Provincial Credit Enterprises and is a Class One supplier for both China Petroleum & Chemical Corporation (“SINOPEC”) and Petro China Company Limited. SYCI has been engaged in product innovation and research and development projects with Shandong University, Shandong Institute of Light Industry, Southeast University and other higher education institutions. SYCI has hired three college professors and three professionals who hold PhD degrees to lead its Research and Development Department.

Segment disclosure

We have three reportable segments:  bromine, crude salt and chemical products.

The amounts set forth below are based upon on an average RMB to USD exchange rates of $0.15843 and $0.15482 during fiscal years 2012 and 2011, respectively.

	Net Revenue by Segment
	Year Ended December 31, 2012		Year Ended December 31, 2011
Segment:	% of total		% of total
Bromine	$56,332,785	55%	$107,849,304	65%
Crude Salt	$11,143,848	11%	$15,918,655	10%
Chemical Products	$34,224,249	34%	$41,212,494	25%
Total sales	$101,700,882	100%	$164,980,453	100%

Segment:	Percentage Decrease in Net Revenue from fiscal year 2011 to 2012
Bromine	48%
Crude Salt	30%
Chemical Products	17%

SCHC’s products sold in metric tons	Year ended December 31, 2012	Year ended December 31, 2011	Percentage Change
Bromine	17,467	26,418	(33.9%)
Crude Salt	297,206	355,962	(16.5%)

SYCI’s products sold in metric tons	Year ended December 31, 2012	Year ended December 31, 2011	Percentage Change
Oil and gas exploration additives	10,380	15,208	(31.7%)
Paper manufacturing additives	2,819	3,622	(22.2%)
Pesticides manufacturing additives	3,045	2,849	6.9%
Wastewater treatment chemical additives	-	120	-
	16,244	21,799	(25.5%)

	Income from Operations by Segment
	Year ended December 31, 2012		Year ended December 31, 2011
Segment:		% of total		% of total
Bromine	$9,817,947	45%	$37,023,963	67%
Crude Salt	$2,932,694	13%	7,688,190	14%
Chemical Products	$9,289,175	42%	$10,237,586	19%
Income from operations before corporate costs	$22,039,816	100%	$54,949,739	100%
Corporate costs	$(1,554,961)		$(10,651,281)
Income from operations	$20,484,855		$44,298,458

Year Ended December 31, 2012	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$56,332,785	$11,143,848	$34,224,249	$101,700,882	$-	$101,700,882
Net revenue (intersegment)	2,739,256	-	-	2,739,256	-	2,739,256
Income (loss) from operations before taxes	9,817,947	2,932,694	9,289,175	22,039,816	(1,554,961)	20,484,855
Income taxes	2,658,235	588,556	2,344,662	5,591,453	-	5,591,453
Income (loss) from operations after taxes	7,159,712	2,344,138	6,944,513	16,448,363	(1,554,961)	14,893,402
Total assets	168,434,071	55,732,942	53,995,682	278,162,695	30,339	278,193,034
Depreciation and amortization	14,589,701	6,063,323	2,664,571	23,317,595	-	23,317,595
Capital expenditures	26,302,483	5,771,888	10,180,860	42,255,231	-	42,255,231
Write-off / Impairment	891,605	150,533	-	1,042,138	-	1,042,138

Year Ended December 31, 2011	Bromine	Crude Salt	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$107,849,304	$15,918,655	$41,212,494	$164,980,453	$-	$164,980,453
Net revenue (intersegment)	2,979,826	-	-	2,979,826	-	2,979,826
Income (loss) from operations before taxes	37,023,963	7,688,190	10,237,586	54,949,739	(10,651,281)	44,298,458
Income taxes	9,373,961	1,466,421	2,562,489	13,402,871	-	13,402,871
Income (loss) from operations after taxes	27,650,002	6,221,769	7,675,097	41,546,868	(10,651,281)	30,895,587
Total assets	160,421,921	51,109,956	46,010,276	257,542,153	785,546	258,327,699
Depreciation and amortization	11,584,237	3,496,310	2,616,892	17,697,439	-	17,697,439
Capital expenditures	34,792,502	20,331,308	1,197,331	56,321,141	-	56,321,141
Write-off / Impairment	3,749,435	2,015,533	1,805,598	7,570,566	-	7,570,566

Sales and Marketing

We have in-house sales staff of 8 persons. Our customers send their orders to us first. Our in-house sales staff then attempts to satisfy these orders based on our actual production schedules and inventories on hand. Many of our customers have a long term relationship with us, and while we expect this to continue due to continuing high demand for mineral products, this relationship could not be guaranteed in the future.

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2012 were Shandong Morui Chemical Company Limited, Shouguang City Rongyuan Chemical Company Limited, Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited, Shouguang Shen Runfa Ocean Chemical Company Limited, Shouguang Weidong Chemical Company Limited and Shandong Yijia Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy. We are not aware of any allowances for doubtful debts required for each of the years ended December 31, 2012 and 2011.

During each of the years ended December 31, 2012 and 2011, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $18,379,262 and $36,117,419, respectively, or approximately 32.6% and 33.5% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 12.5% and 12.9%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2012 and 2011, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $8,054,655 and $11,736,677, respectively, or approximately 72.3% and 73.7% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 32.0% and 31.1%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2012 and 2011, sales to our three largest chemical products customers, based on net revenue from such customers, aggregated $17,192,949 and $17,612,488, respectively, or approximately 50.2% and 42.7% of total net revenue from sale of chemical products; and sales to our largest customer represented approximately 25.4% and 25.0%, respectively, of total net revenue from the sale of chemical products.

This concentration of customers for all three segments makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

Principal Suppliers

Our principal external suppliers are Shandong Xinlong Biological Technology Company limited, Shandong Haihua Chlorine & Alkali Colophony Chemicals Company Limited, Shouguang Hongye Trading Company Limited, Shouguang City Rongguang Trading Company Limited and Shandong Xinlong Group Company limited..

During each of the years ended December 31, 2012 and 2011, we purchased 56.6% and 63.4%, respectively, of raw materials for our bromine production from three suppliers.

During each of the years ended December 31, 2012 and 2011, we purchased 89.9% and 84.5%, respectively, of raw materials for our chemical products production from three suppliers. We did purchas a portion of the bromine produced by company internally as well, at costs totaling $2,739,256 and $2,979,826, for the years ended December 31, 2012 and 2011 respectively, for the production of chemical products.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼	Bromine and Crude Salt

In view of the keen competition and the trend of a decrease in bromine contraction of brine water being extracted in Shouguang City, Shandong Province, in recent years, the Company had announced its intent to access more bromine and crude salt resources by finding new underground brine water resources in Sichuan Province. In 2011, the Company incurred exploration costs in the amount of $7,034,153, in Daying County, Sichuan Province, for the drilling of exploratory wells and their associated facilities in order confirm and measure the natural brine resources. The Company completed the drilling of the first exploratory well in December 2011 and announced in mid-January 2012 that the Company discovered underground brine water resources in Daying County, and it has provided preliminary concentration results after the testing by a third-party independent testing expert. According to the third-party independent testing report, the bromine concentration in the underground brine water resources is 1.53 grams per liter, which is approximately six to seven times higher than the average bromine concentration from its brine water resources at our bromine factories in Shouguang City. No further exploration cost was incurred for the fiscal year 2012 as we are still discussing and negotiating with the local government of Daying County of the form of cooperation to further explore the brine water resources. The Company expects to continue to cooperate with the Daying County government in 2013 in order to further determine the total brine water resources reserve and exploitable amount in the area.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at the Company’s production facilities, the Company engaged a professional appraisal firm in late October 2011 to reassess the optimal annual production capacity of all of our factory facilities. According to the appraisal report, for the year ended 2011, the Company’s optimal annual production capacity of bromine and crude salt is 41,547 tons and 861,143 tons, respectively. In order to improve the bromine and crude salt production capacity, the Company will continue to enhance its existing bromine and crude salt production facilities. From May through August 2012, the company carried out such enhancement projects at a cost of approximately $20.9 million for its extraction wells and transmission channels and ducts in Factories No. 1 to No. 9. From March through mid-June 2011, the Company carried out such enhancement projects at a cost of approximately $15.5 million for its crude salt fields in Factories No. 1 (including Branch 1 of Factory No. 1), No. 5 to No. 9 and at a cost of approximately $20.1 million for its extraction wells and transmission channels and ducts in Factories No. 1 to No. 9. Enhancements of protective shells to the crude salt fields, extraction wells and transmission channels and ducts are carried out every 5 to 8 years, depending on the need to do so, that is, when regular repair and maintenance work identifies the replacement needs. The erosion rate of protection shells is affected by different weather conditions and the change in acid components of brine water over time. The company expects to carry out enhancement project for its transmission channels and ducts in Factories No. 10 to No. 11 in 2013, which will cost approximately $10 million. The Company expects such enhancement expenditures will be funded by the Company’s own cash on hand.

In addition, the Company plans to continue to acquire crude salt fields and bromine properties to increase its production capacity. Prior to 2012, the Company acquired ten such crude salt field and bromine properties at purchase prices totaling $97.4 million in  the combination form of cash and shares of our common stock, expanding our overall annual production capacity to 44,547 metric tons of bromine and 861,143 metric tons of crude salt. In late November 2012, the Company acquired another bromine property for a total purchase price of $9.80 million. This property further expanded our annual production capacity by 2,800 metric tons of bromine. The Company expects that it will continue its acquisition program in 2013 and that these acquisitions will be funded by a combination of cash on hand, and the issuance of debt or equity securities, including securities issued to the sellers.

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

Employees

As of December 31, 2012, we employed approximately 575 full-time employees, of whom about 78% are with SCHC and 22% are with SYCI. Approximately 6% of our employees are management personnel, and 3% are sales and procurement staff.  11% of our employees have a college degree or higher. None of our employees is represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 14% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 23% of the average monthly salary. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $469,958 for fiscal year 2012.

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

Currently, we do not have existing arrangements to address potential conflicts of interest between Mr. Yang and us. We rely on that Mr. Yang to abide by the laws of the State of Delaware, which provide that directors owe a fiduciary duty to the Company, and which require them to act in good faith and in the best interests of the Company, and not use their positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and Mr. Yang, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

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

In recent years, we have been able to extract less bromine from brine water during the production process due to a decrease in the bromine concentration of brine water being extracted. In an effort to address this issue, we carried out enhancement projects to our extraction wells in May 2012 by increasing the depth of our brine water wells to extract brine water from a lower second layer which we believe will have a higher bromine concentration. However, we cannot be certain that this will improve the bromine yield from our production facilities in the long run. If we are not able to improve the bromine yield at our production facilities or if the bromine concentration in the brine water we extract continues to decline, our business, financial condition and results of operations could be adversely affected.

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

Lack of management control by purchasers of our common stock

As of the date of this report, Mr. Ming Yang, our chairman and former chief executive officer, and his affiliates, may be deemed to beneficially own approximately 34.9% of our common stock. As a result of this concentration of ownership, our public stockholders, acting alone, may not have the ability to influence the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our Company that may be desirable for our stockholders, and may limit the price that investors are willing to pay for our common stock.

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

We have approximately 38,367,471 shares of our common stock outstanding as of December 31, 2012.  There are a limited number of holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

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
Yangkou Township
Penglai City
Yantai City
Weihai City
Laiyang City
Changyi City
Shouguang City
Zibo City
Jinan City
Qingzhou City
Weifang City
Liaocheng City
Taian City
Laiwu City
Province
Huang
Hai
Qingdao City
Shan
Dong
Puyang City
Jining City
Heze City
Rizhao City
Linyi City
Zaozhuang City
He
Nan
Province
Shangqiu City
An
Hui
Province
Xuzhou City
Jiang
Su
Province
Lianyungang City
Haerbin
Wulumuqi
Beijing
Lanzhou
Lasa
Shanghai
Wuhan
Kunming
Guangzhou

Date : December 31, 2012

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

Guang
No.3
Yangkou Port
Bohai Bay
Ding Thorpe
Dong
Rao
Ding
High
way
Yangkou
No.1
No.10
No.5
No.7
No.4
No.2
Renjiazhuangzi
Zhengjia
zhuangzi
No.11
Country
No.9
No.8
Dajiawa
No.6
Yingli
Yangzi
Taitou
Hou
Township
Hanting
District
Shouguang
City
Cangzhou City
Dongying
City
Yantai City
Jinan City
Weifang
City
Shan Dong Province
Qingdao City
Heze City
Linyi City
K
e
y
Highway
National Rd.
Provincial Rd.
Railway
Water System
Province
Boundary
Mining Property
Boundary
0
5
10km

Date : December 31, 2012

We do not own any land, though we do own some of the buildings on land we lease. Our executive offices are located in China at North Huaigao Road, Luocheng Sub-district Office in Shouguang City, Shandong Province, P.R.C, which also is the headquarters of SCHC and SYCI. These offices were purchased from Shandong Shouguang Vegetable Seed industry Group Co., Ltd, in which Mr. Ming Yang, the Chairman of the company, had 99% equity interest.

SYCI's factories are located in the 2nd Living District, Shouguang City, Shandong Province, the People's Republic of China which is located on approximately 18,768 square meters of land owned by Shouguang City Houxin village. There are three buildings owned by SYCI located on the property. Two of the buildings are operational plants of steel structure with an aggregate of approximately 1,560 square meters of production space and a total of 4,000 square meters for pump rooms, boiler rooms, finished products and raw materials storage. The third building is primarily for administration and has approximately 795 square meters.   The company has a 50 year lease on the land from April 1, 1998 to March 31, 2048 at an annual rent of RMB 4,000 or $619.

The Company operates its bromine and crude salt production facilities through its wholly-owned subsidiary SCHC.  SCHC has land use rights to one property (10,790 square meters, or approximately 3 acre) as bromine production area for Factory No. 1 and land lease contracts to eleven properties (approximately 26,821 acre), totaling nearly 26,824 acre, located on the south bank of Laizhou Bay on the Shandong Peninsula of the People’s Republic of China (“China”).  Each of the properties is accessible by road. The Yiyang railway line is within 50 kilometers and the Yangkou port is five kilometers away.

Each of the eleven properties contains natural brine deposits which are extracted through wells and are used to extract bromine and produce crude salt. Bromine is a simple molecular element which is produced by extracting the bromine ion from natural brine. Crude salt is sodium chloride.  Bromine is an important chemical raw material in flame retardants, fire extinguishing agents, refrigerants, photographic materials, pharmaceuticals, pesticides, and oil and other industries.  Crude salt, also known as industrial salt, is used in a wide range of chemical industries, is the major raw material in the soda and chlor-alkali industries and can be widely used in agricultural, animal husbandry, fisheries and food processing industries.  Crude salt is also the main raw material for edible salt.

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

All of our bromine and crude salt production facilities have been authorized by the local land and resources departments, of which Factories No. 1 to No. 4 are included under a single permit, which was originally issued in January 2005.  For Factories No. 5 to No. 11, the related mining permit applications are under review by the local land and resources departments, nevertheless we have obtained written consent from the local land and resources department to commence the production for Factories No. 5 to No. 9.   In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

Factories No. 1 to No. 10 are in their production stage and operate bromine extraction and crude salt production facilities. The facilities each include wells, which are used to extract natural brine from underground, natural brine transmission pipelines, natural brine storage reservoirs, bromine refining equipment, wastewater transport pipes, and drying brine drying pans. For the newly acquired Factory No. 11, the assets and facilities are now under repair and adjustments, the Company expected to resume the production by the middle of April 2013.

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

As of December 31, 2012, the Company had invested approximately $107.26 million in its eleven production factories and facilities and paid approximately $7.2 million in prepaid land lease payments and mineral rights. The Company incurred approximately $20.9 million in enhancement works for protection shells to extraction wells (approximately $12.8) and transmission channels and ducts (approximately $8.1), for the fiscal year 2012, and approximately $32.5 million in enhancement works for protection shells to crude salt fields (approximately $12.4 million), extraction wells (approximately $12.4 million) and transmission channels and ducts (approximately $7.7 million) for the fiscal year 2011. None of the existing extraction wells were impaired or in need of replacement as a result of the enhancement work. However, certain eroded protection shells for transmission channels and ducts, with net carrying value of $911,995 (original cost of $2,348,950) were replaced and impaired in 2012 as part of our enhancement work and certain eroded protection shells for crude salt fields and transmission channels and ducts, with net carrying value of $1,632,004 (original cost of $1,939,288) and $1,315,476 (original cost of $2,274,700), respectively, were replaced and impaired in 2011 as part of our enhancement work. In light of the increased labor and raw materials costs of construction projects in recent years, the cost to replace those eroded parts increased the overall cost of the enhancement project to its current level.

As mentioned hereinbefore, the expected life of protective shells for the crude salt fields, extraction wells and transmission channels and ducts are 5 to 8 years. When we acquired production factories No. 2 to 9, their protective shells for crude salt fields, extraction wells and transmission channels and ducts were already under a certain degree of corrosion. In 2011, we decided to carry out large scale enhancement work to replace all these protective shells within a four year timeframe. The priority of the enhancement work depends upon the rate of corrosion at each factory. The enhancement work for all of our crude salt fields’ protective shells was completed in 2011, and the Company is not expected to carry out such enhancement works to the fields during the course of the next 5 years. We will temporarily stop the third and fourth phase enhancement for the Factories No.1 - No.9 to the extraction wells and protective shells for transmission channels and ducts, but will focus on enhancement on protective shells for transmission channels and ducts for Factories No.10 and No.11, which were acquired in December 2011 and November 2012 respectively, in order to improve the operation efficiency.

The Company estimates that it will invest approximately $10 million in enhancement projects to our transmission channels and ducts in Factories No. 10 and 11 in 2013. The Company also estimates that equipment maintenance will cost approximately $2.0 million in 2013, which is higher than the cost incurred in 2012, in view of the increased number of factories and crude salt fields, the increasing level of wages and salaries, and the cost of equipment’s spare parts.

Each of the ten bromine production facilities is provided with electricity and water by local government utilities.

The following is a description of the land use and mineral rights related to each of the eleven properties held by SCHC as of December 31, 2012.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2012	41.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2012	40 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 3 – Yangdonghua
Area	2,318 acres
Date of Acquisition	June 8, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2012	39.3 Years
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	RMB111,317
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 4 – Liuxingji
Area	2,310 acres
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2012	41.83 Years
Annual Rent	RMB139,255
Prior Fees Paid For Land Use Rights	RMB6.5 million
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 5 – Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2012	42 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 6 – Yangxiaodong
Area	2,641 acres
Date of Acquisition	January 8, 2008
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
The number of remaining years to expiration of the of the land lease as of December 31, 2012	42.5 Years
Prior Fees Paid for Land Use Rights	RMB9.1 million
Annual Rent	RMB191,295
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2012	46.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2012	46.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2012	47.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,000
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2012	9.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000
Mining Permit No.:	Under application

Property	Factory No. 11 – Chengyong Zhao
Area	1,730 acres
Date of Acquisition	November 26, 2012
Land Use Rights Lease Term	Twenty Years
Land Use Rights Expiration Date	2032
The number of remaining years to expiration of the of the land lease as of December 31, 2012	20.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB918,800
Mining Permit No.:	Under application

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

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2012 Utilization Ratio	2011 Utilization Ratio
Factory No. 1	-	6,442	6,681	50%	94%
Factory No. 2	April 7, 2007	1,846	4,844	33%	59%
Factory No. 3	June 8, 2007	2,318	4,701	40%	63%
Factory No. 4	October 26, 2007	2,310	3,801	46%	45%
Factory No. 5 and Factory No. 7 *	October 25, 2007/ January 7, 2009	3,776	6,986	55%	75%
Factory No. 6	January 8, 2008	2,641	4,539	42%	64%
Factory No. 8	September 7, 2009	2,723	4,016	43%	66%
Factory No. 9	June 7, 2010	759	2,793	46%	71%
Subdivision of Factory No. 1	January 1, 2011	1	3,186	19%	34%
Factory No. 10	December 22, 2011	1,700	3,000	33%	-
Factory No. 11	November 26, 2012	1,730	2,800	-	-

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
#
Except for Factory No. 10 and No.11 which were acquired after the assessment performed, annual production capacities for other factories were reassessed by Grant Sherman Appraisal Limited on October 28, 2011.

Each of the properties described above was not in operation when the Company acquired the asset.  The owners of each of the properties did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to Factory No. 2, the property had not been operational for nine months; with respect to Factory No. 3, the property had not been operational for eleven months; with respect to Factory No. 4 and No. 5, the property had not been operational for fifteen months; and with respect to Factory No. 6, the property had not been operational for eighteen months; with respect to Factory No. 7, the property had not been operational for thirteen months; with respect to Factory No. 8, the property had not been operational for fourteen months; and with respect to Factory No. 9,No. 10 and No.11, the assets had not been operational for six months.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2012			2011
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	3,324	3,302	20,405	6,304	6,353	26,372
Factory No. 2	1,251	1,227	21,004	2,857	2,857	26,326
Factory No. 3	1,901	1,863	20,273	2,984	2,960	26,313
Factory No. 4	1,737	1,747	20,291	1,712	1,652	27,972
Factory No. 5 and Factory No. 7 *	3,820	3,829	20,362	5,243	5,261	26,566
Factory No. 6	1,897	1,897	20,281	2,884	2,886	26,526
Factory No. 8	1,733	1,734	20,356	2,664	2,677	26,150
Factory No. 9	1,272	1,270	20,310	1,970	1,999	26,181
Subdivision of Factory No. 1	612	613	19,613	543	518	23,372
Factory No. 10	858	832	20,667	-	-	-
Total	18,405	18,314		27,161	27,163

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2012			2011
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	7,445	12,358	242	6,830	6,102	291
Factory No. 2 #	16,110	24,302	241	42,500	32,066	291
Factory No. 5 and Factory No. 7 *	132,800	89,098	235	130,370	123,525	289
Factory No. 6	31,100	33,189	236	56,000	57,856	288
Factory No. 8	89,000	71,440	236	71,750	80,625	290
Factory No. 9	66,000	66,819	237	53,400	55,788	294
Total	342,455	297,206		360,850	355,962

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
#	Factory No. 2 commenced the production of crude salt in 2011 after the acquisition of a nearby crude salt field in late December 2010.

The following table shows the chemical products produced and sold for our SYCI’s production facilities and the weighted average price received for all products sold for the last two years.

	2012			2011
Chemical Products	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Oil and gas exploration additives	10,342	10,380	11,384	15,233	15,208	11,170
Paper manufacturing additives	2,825	2,819	7,427	3,618	3,622	8,506
Pesticides manufacturing additives	3,048	3,045	25,259	2,848	2,849	21,891
Wastewater treatment chemical additives	-	-	-	120	120	29,026
Total	16,215	16,244		21,819	21,799

Item 3. Legal Proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is listed for trading on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GURE”. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High	Low
2013
First Quarter (through March 15)	$1.24	$1.03

2012
First Quarter	$3.13	$1.94
Second Quarter	$2.37	$1.12
Third Quarter	$1.42	$1.01
Fourth Quarter	$1.67	$1.05

2011
First Quarter	$10.56	$5.52
Second Quarter	$6.03	$2.66
Third Quarter	$4.27	$1.64
Fourth Quarter	$2.54	$1.64

Holders

As of March 12, 2012, our common stock was held of record by approximately 37 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2012 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,723,000	$3.80	2,130,018
Total	1,723,000	$3.80	2,130,018

Purchases of Equity Securities by the Company and Affiliated Purchasers

The authorization for the stock purchase program expired on September 22, 2011. As a result of our fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2012 in our Reports on Form 10-Q or Form 8-K, as applicable.

Item 6. Selected Financial Data.

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

RESULTS OF OPERATIONS

Year ended December 31, 2012 as compared to year ended December 31, 2011

	Years ended
	December 31, 2012	December 31, 2011	% Change
Net Revenue	$101,700,882	$164,980,453	(38%)
Cost of Net Revenue	$(73,439,341)	$(89,538,212)	(18%)
Gross Profit	$28,261,541	$75,442,241	(63%)
Sales, Marketing and Other Operating Expense	$(82,004)	$(86,936)	(6%)
Research and Development Costs	$(164,586)	$(398,842)	(59%)
Exploration Costs	$-	$(7,034,153)	(100%)
Write-off / Impairment on property, plant and equipment	$(1,042,138)	$(7,570,566)	(86%)
General and Administrative Expenses	$(6,792,110)	$(17,874,296)	(62%)
Other Operating Income	$304,152	$1,821,010	(83%)
Income from Operations	$20,484,855	$44,298,458	(54%)
Other Income, Net	$102,101	$57,173	79%
Income before Taxes	$20,586,956	$44,355,631	(54%)
Income Taxes	$(5,591,453)	$(13,402,871)	(58%)
Net Income	$14,995,503	$30,952,760	(52%)

Net Revenue  Net revenue for the fiscal year 2012, was $101,700,882, representing a decrease of $63,279,571 or 38% over the same period in 2011. This decrease was primarily attributable to the reduction of overall demand for all of our segment products, specifically, (i) revenue from the bromine segment decreased from $107,849,304 for the fiscal year 2011 to $56,332,785 for the same period in 2012, a decrease of approximately 48%; (ii) revenue from the crude salt segment decreased from $15,918,655 for the fiscal year 2011 to $11,143,848 for the same period in 2012, a decrease of approximately 30%; and (iii) revenue from the chemical products segment decreased from $41,212,494 for the fiscal year 2011 to $34,224,249 for the same period in 2012, a decrease of approximately 17%.

	Net Revenue by Segment				2012 vs. 2011
	Year Ended		Year Ended		Percent Change
	December 31, 2012		December 31, 2011		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$56,332,785	55%	$107,849,304	63%	(48%)
Crude Salt	$11,143,848	11%	$15,918,655	9%	(30%)
Chemical Products	$34,224,249	34%	$41,212,494	28%	(17%)
Total sales	$101,700,882	100%	$164,980,453	100%	(38%)

	Years Ended December 31		Percentage Change
Bromine and crude salt segments product sold in tonnes	2012	2011	Decrease
Bromine (excluded volume sold to SYCI)	17,467	26,418	(34%)
Crude Salt	297,206	355,962	(17%)

	Years Ended December 31		Percentage Change
Chemical products segment sold in tonnes	2012	2011	Increase/(Decrease)
Oil and gas exploration additives	10,380	15,208	(32%)
Paper manufacturing additives	2,819	3,622	(22%)
Pesticides manufacturing additives	3,045	2,849	7%
Wastewater treatment chemical additives	-	120	100%
	16,244	21,799	(26%)

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in both the sales volume and selling price of bromine. The sales volume of bromine decreased from 26,418 tonnes for the fiscal year 2011 to 17,467 tonnes for the same period in 2012, a decrease of 34%, despite the increase in the number of our bromine production plants in recent years, which maintained our production capacity. As mentioned hereinbefore, the major reason for the decrease in the sales volume of bromine was mainly attributable to the drop in overall demand for bromine as a result of the recent macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

Due to the drop in demand of bromine, since the second half of 2011, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price of bromine decreased from $4,082 per tonne for the fiscal year 2011 to $3,225 per tonne for the same period in 2012, a decrease of 21%. The average selling price for the first half of 2012 remained relatively stable at around $3,500 per tonne and further dropped to $2,954 per tonne in the fourth quarter of 2012 in order to retain our major customers. We expect the average selling price of bromine will remain at current levels through the first quarter of 2013 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the fiscal year 2012 from the same period in 2011.

Fiscal Year
Decrease in net revenue of bromine as a result of:	2012 vs. 2011
Decrease in average selling price	$(18,812,236)
Decrease in sales volume	$(32,704,284)
Total effect on net revenue of bromine	$(51,516,520)

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in both the average selling price and sales volume of crude salt. The average selling price of crude salt decreased from $44.72 per tonne for the fiscal year 2011 to $37.50 per tonne for the same period in 2012, a decrease of 16%, and the sales volume of crude salt also decreased by 17% from 355,962 tonnes for the fiscal year 2011 to 297,206 tonnes for the same period in 2012. The decrease in both the average selling price and sales volume was a result of the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy. This policy resulted in, among other things, the decrease in the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries. The table below shows the changes in the average selling price and changes in the sales volume of crude salt for the fiscal year 2012 from the same period in 2011.

Fiscal Year
Decrease in net revenue of crude salt as a result of:	2012 vs. 2011
Decrease in average selling price	$(2,359,477)
Decrease in sales volume	$(2,415,329)
Total effect on net revenue of crude salt	$(4,774,806)

We noted a downward trend in the average selling price of crude salt since the first quarter of 2011 as we offered competitive selling prices to our customers in order to compete with other crude salt manufacturers. The average selling price decreased sharply from $50.09 per tonne in the first quarter of 2011 to $37.19 per tonne in the third quarter of 2011 and then maintained at a relatively stable price levels at $37 per tonne through the fourth quarter of 2012. We expect the average selling price of crude salt will remain at current levels through the first quarter of 2013 should the PRC government’s macro-economic tightening policy remain in place.

Chemical products segment

	Product Mix of Chemical Product Segment				2012 vs. 2011
	Year Ended		Year Ended		Percent Change
	December 31, 2012		December 31, 2011		of Net Revenue
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$18,721,374	55%	$26,234,497	64%	(29%)
Paper manufacturing additives	$3,317,077	10%	$4,762,221	12%	(30%)
Pesticides manufacturing additives	$12,185,799	35%	$9,679,768	23%	26%
Wastewater treatment chemical products	-	-	536,008	1%	(100%)
Total sales	$34,224,249	100%	$41,212,494	100%	(17%)

Net revenue from our chemical products segment decreased from $41,212,494 for the fiscal year 2011 to $34,224,249 for the same period in 2012, a decrease of approximately 17%. The decrease was mainly attributable to the drop in demand for our oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $18,721,374 (or 55%) and $26,234,497 (or 64%) of the segment revenue for the fiscal year 2012 and 2011, respectively, with a decrease of $7,513,124, or 29%. Net revenue from our paper manufacturing additives decreased from $4,762,221 for the fiscal year 2011 to $3,317,077 for the same period in 2012, a decrease of approximately 30%. We believe that as result of the recent macro-economic tightening policy imposed by the PRC government to slow down the economy, the overall demand for chemical products was reduced, which resulted in a decrease in our volume of both oil and gas exploration additives and paper manufacturing additives sold, which decreased by 32% and 22%, respectively, for the fiscal year 2012 as compared with the same period in 2011. Also, in June 2011 we stopped the production of our wastewater treatment chemical additives due to the profit margin lower than estimated by the management.

However, the effect of the decrease in net revenue from our chemical products segment was partially offset by the increase in the average selling price of our pesticides manufacturing additives products due to the strong demand for such products. The average selling price per tonne for our pesticides manufacturing additives increased by 18% for the fiscal year 2012 as compared with the same period in 2011. The PRC government continued to support expansion of agricultural related products, which supported the growth in sales of our pesticides manufacturing additives. Also, we successfully converted the production equipment from wastewater treatment chemical additive to pharmaceutical and agricultural chemical additives, which contributed higher profit margins as compared to other chemical products.

The table below shows the changes in the average selling price and sales volume of major chemical products (wastewater treatment chemical additives excluded) for the fiscal year 2012 as compared to the same period in 2011.

Increase / (Decrease) in net revenue of major chemical products, for fiscal year 2012 vs. 2011, as a result of:	Oil and Gas Exploration Additives	Paper Manufacturing Additives	Pesticides Agricultural Additives	Total
Increase / (Decrease) in average selling price	$1,004,880	$(444,811)	$1,779,352	$2,339,421
Increase / (Decrease) in sales volume	$(8,518,003)	$(1,000,333)	$726,678	$(8,791,658)
Total effect on net revenue of chemical products	$(7,513,123)	$(1,445,144)	$2,506,030	$(6,452,237)

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2012		December 31, 2011		Net Revenue
Segment		Percent of total		Percent of total
Bromine	$41,794,181	57%	$56,468,761	61%	(26%)
Crude Salt	$7,174,436	10%	$4,776,283	4%	50%
Chemical Products	$24,470,724	33%	$28,293,168	35%	(14%)
Total Cost of Net Revenue	$73,439,341	100%	$89,538,212	100%	(18%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $73,439,341 for fiscal year 2012, a decrease of $16,098,871 (or approximately 18%) compared to fiscal year 2011. The decrease in overall cost of net revenue was mainly attributable to the decrease in volume of raw materials purchased as a result of the decrease in volume of products sold in fiscal year 2012, as compared to fiscal year 2011, which was partially offset by the increase in depreciation and amortization of manufacturing plant and machinery and increase in purchase price of raw materials.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (ii)
Fiscal year 2011	41,547	(i)	67%
Fiscal year 2012	44,547		42%
Variance of the fiscal year 2012 and 2011	3,000	(iii)	(25%	)

(i) Annual production capacity for the fiscal year was adjusted with the appraisal report carried out by an international appraisal firm, Grant Sherman Appraisal Limited, in October 2011.

(ii) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

(iii) The increase in 3,000 tonnes production capacity represents the management’s estimated capacity of Factory No. 10 acquired in late December 2011.

Our utilization ratio decreased by 25% for the fiscal year 2012 as compared with the same period in 2011. The decrease in utilization was mainly attributable to the drop in overall demand for bromine as a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which reduced our sales and production volume since mid-2011.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we decided to carry out large scale enhancement work to replace all the eroded protective shells within a four year timeframe, which commenced in the second quarter of 2011. From June through August 2012, we resumed and completed the second phase enhancement works to our existing bromine extraction and crude salt production facilities. The total cost of the second phase enhancement work to the extraction wells and protective shells to transmission channels and ducts in Factories No. 1 to 9 are approximately $12,786,791 and $8,125,659, respectively, which are capitalized as building and plant and machinery. We will temporarily stop the third and fourth phase enhancement for Factories No.1 - No.9 to the extraction wells and protective shells for transmission channels and ducts, but will focus on enhancement on protective shells for transmission channels and ducts for Factories No.10 and No.11, which were acquired in December 2011 and November 2012 respectively, in order to improve the operation efficiency at estimated costs of $10 million in 2013. We estimated that the amount of ordinary repair and maintenance expense will be approximately $2 million in 2013.

Bromine segment

For the fiscal year 2012, the cost of net revenue for our bromine segment was $41,794,181, a decrease of $14,674,580 (or 26%) compared to $56,468,761 for the fiscal year 2011. The most significant components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $20,095,456 (or 48%), depreciation and amortization of manufacturing plant and machinery of $13,871,574 (or 33%) and electricity of $2,772,043 (or 7%) for fiscal year 2012. The most significant components of our cost of net revenue for the bromine segment for fiscal year 2011 were cost of raw materials and finished goods consumed of $34,844,710 (or 62%), depreciation and amortization of manufacturing plant and machinery of $10,786,076 (or 19%) and electricity of $4,198,738 (or 7%), a similar cost structure as compared with the same in 2012. The decrease in net cost of net revenue was attributable mainly to the decrease in raw material prices, which is partly offset by the increase in depreciation and amortization of manufacturing plant and machinery. The table below represents the major production cost component of bromine per ton for respective periods:

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011		% Change
		Percent of total		Percent of total
Raw materials	$1,150	48%	$1,319	62%	(13%)
Depreciation and amortization	$794	33%	$408	19%	95%
Electricity	$159	7%	$159	7%	0%
Others	$289	12%	$252	12%	15%
Production cost of bromine per ton	$2,393	100%	$2,138	100%	12%

Our production cost of bromine per tonne was $2,393 for the fiscal year 2012, an increase of 12% (or $255) over the same period in 2011, which was attributable mainly to the component of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 95% was due to (i) the enhancement projects since June 2011 to our extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years in June 2011, which accelerated the depreciation and amortization of the plant and machinery; (ii) the lower volume of bromine produced as a result of the decrease in demand, which increased the per tonne share of depreciation and amortization of the plant and machinery; and (iii) the second phase enhancement projects in second quarter of 2012 to our extraction wells and transmission channels and ducts, together with the construction of new Factory No. 4 in November 2011 and acquisition of Factory No. 10 in December 2011, which increased the depreciation and amortization of the plant and machinery. The cost of raw materials consumed per tonne decreased by 13% in fiscal year 2012 as compared to fiscal year 2011, which was mainly attributable to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government. Since January 2011, included in our other production cost was a price adjustment fund, a levy charged by the PRC government, of RMB200 (approximately $32) per tonne.

Crude salt segment

For the fiscal year 2012, the cost of net revenue for our crude salt segment was $7,174,436, representing an increase of $2,398,153, or 50%, over the same period in 2011. The increase in cost was mainly due to the increase in the number of crude salt fields and enhancement projects performed in late June 2011, acquisition of Factory No. 10 in December 2011 and the second phase enhancement projects which commenced in June 2012 and were completed in August 2012, which in turn increased the depreciation and amortization of manufacturing plant and machinery. The significant costs were depreciation and amortization of $4,850,334 (or 68%), resource tax calculated based on the crude salt sold of $941,873 (or 13%) and electricity of $490,472 (or 7%) for the fiscal year 2012. The significant costs were depreciation and amortization of $2,546,780 (or 53%), resource tax calculated based on the crude salt sold of $935,333 (or 20%) and electricity of $501,005 (or 10%) for the fiscal year 2011. The table below represents the major production cost component of crude salt per ton for respective periods:

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011		% Change
		Percent of total		Percent of total
Depreciation and amortization	$16.3	68%	$7.2	53%	128%
Resource tax	$3.2	13%	$2.6	20%	21%
Electricity	$1.6	7%	$1.4	10%	17%
Others	$3.0	12%	$2.2	17%	35%
Production cost of crude salt per ton	$24.1	100%	$13.4	100%	80%

Our production cost of crude salt per tonne was $24.1 for the fiscal year 2012, an increase of 80% (or $10.7) as compared to the same period in 2011, which was attributable mainly to the component of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 128% was due to (i) the enhancement projects performed since June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years in late June 2011, which accelerated the depreciation and amortization of the plant and machinery (ii) the second phase enhancement project to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012, together with the acquisition of Factory No. 10 in December 2011, which increased the depreciation and amortization of the plant and machinery; and (iii) the lower volume of crude salt produced, which increased the per tonne share of depreciation and amortization of the plant and machinery. Since the second quarter of 2011, included in our other production cost was a price adjustment fund, a levy charged by PRC government since January 2011, of RMB3 (approximately $0.48) per tonne. Other production costs represented mainly salaries and welfare of labor worked in the crude salt fields.

Chemical products segment
For the fiscal year 2012, the cost of net revenue for our chemical products segment was $24,470,724, representing a decrease of $3,822,444 or 13.5% over the same period in 2011. The rate of decrease for the cost of net revenue for our chemical products segment was similar to that of net revenue. The significant costs were cost of raw material and finished goods consumed of $20,484,425 (or 84%) and $24,731,108 (or 87%)  and depreciation and amortization of manufacturing plant and machinery of $2,605,262 (or 11%) and $2,325,050 (or 8%) for each of the fiscal years 2012 and 2011, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of manufacturing plant and machinery and the inflated purchase price of raw materials, the overall cost of net revenue for chemical products segment remained at a same level for the fiscal year 2012 compared to the fiscal year 2011.

Gross Profit Gross profit was $28,261,541, or 28%, of net revenue for fiscal year 2012 as compared to $75,442,241, or 46%, of net revenue for fiscal year 2011. The decrease in gross profit percentage was primarily attributable to a drop in margin percentage to all of our three segments.

	Gross Profit by Segment				% Point
	Year Ended		Year Ended		Change of
	December 31, 2012		December 31, 2011		Gross Profit
Segment		Percent of Net Revenue		Percent of Net Revenue
Bromine	$14,538,604	26%	$51,380,543	48%	(22%)
Crude Salt	$3,969,412	36%	$11,142,372	70%	(34%)
Chemical Products	$9,753,525	29%	$12,919,326	31%	(2%)
Total Gross Profit	$28,261,541	28%	$75,442,241	46%	(18%)

Bromine segment
For the fiscal year 2012, the gross profit margin for our bromine segment was 26%, as compared to 48% for the fiscal year 2011. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price and sales volume in the fiscal year was adversely affected. We cut the average selling price of bromine from $4,082 per tonne for the fiscal year 2011 to $3,225 per tonne for the same period in 2012, a decrease of 21%, in order to compete with other bromine manufacturers. Nevertheless, the sales volume decreased from 26,418 tonnes for the fiscal year 2011 to 17,467 tonnes for the same period in 2012, a decrease of 34%. Also, we completed certain enhancements projects of our facilities since the second quarter of 2011 to pump brine water from deeper underground in order to improve the quality of brine water being extracted from our wells, which in turn increased the depreciation and amortization of the plant and equipment and hence the cost of net revenue of bromine. We also completed the second phase enhancement project to our extraction wells and transmission channels and ducts in August 2012, together with the acquisition of Factory No. 10 in December 2011, which increased the depreciation and amortization of the plant and machinery. We expect that the average selling price and gross profit margin of bromine will remain at current level towards for the fiscal year 2013 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment

For the fiscal year 2012, the gross profit margin for our crude salt segment was 36% as compared to 70% for the same period in 2011. This significant 34% decrease in our gross profit margin is attributable to (i) the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects performed since June 2011 to our crude fields, extraction wells and transmission channels and ducts, (ii) the change in the estimated useful life of certain protective shells and transmission channels and ducts from 8 years to 5 years in late June 2011, and (iii) the second phase enhancement project to our extraction wells and transmission channels and ducts which was commenced in June 2012 and completed in August 2012, together with the acquisition of Factory No. 10 in December 2011, which accelerated the depreciation and amortization of the plant and machinery. For the fiscal year 2012, the average selling price of crude salt amounted to $37.50 per tonne, as compared to $44.72 per tonne for the same period in 2011, a decrease of 16%. As previously mentioned, the decrease in gross profit was a result of the macro-economic tightening policy imposed by the PRC government to slow down the economy, which decreased the demand for crude salt for downstream production of chlorine alkali and use in chemical, food and beverage industries.

Chemical products segment

The gross profit margin for our chemical products segment for the fiscal year 2012 was 29% as compared to 31% for the same period in 2011, a decrease of 2%. As previously mentioned, the decrease in gross profit margin was a result of the decrease in demand for our oil and gas exploration additives and paper manufacturing additives which in turn reduced the sales volume of these chemical products. As sales of oil and gas exploration additives contributed more than 55% of our total chemical products segment’s net revenue, the decrease in demand largely reduced the gross profit margin of our chemical products segment. However, the selling price fluctuation of individual chemical products is not expected to have a significant impact on our gross profit margin for overall chemical products as our factory is capable of producing diversified chemical products, such as pesticides manufacturing additives with higher profit margin.

Research and Development Costs The total research and development costs incurred for the fiscal years 2012 and 2011 were $164,586 and $398,842, respectively, with a decrease of 59%.

Research and development costs for the fiscal year 2012 represented raw materials used by SYCI for testing the manufacturing routine and samples of the new chemical products production line. Research and development costs for the fiscal year 2011 were mostly related to the Co-Op Research and Development Center set up jointly with East China University of Science and Technology in June 2007 to develop new bromine-based chemical compounds and products to be utilized in the pharmaceutical industry, which amounted to $236,816. On June 7, 2011, SYCI and East China University of Science and Technology mutually agreed to terminate the Co-op Research Agreement due to the successful completion of the cooperative research and development tasks related to the development of bromine-related chemical products for us.

Exploration Cost. No exploration cost was incurred for the fiscal year 2012 as we are discussing and negotiating with the local government of Daying County of the form of cooperation to further explore the brine water resources. In the fiscal year 2011, the exploration cost was $7,034,153, representing the drilling of exploratory wells and associated facilities by SCHC in Sichuan Province in order to confirm and measure the brine water resources in the province. We completed the drilling of the first exploratory well in December 2011 and announced in mid-January 2012 that we have discovered underground brine water resources in Daying County, and provided preliminary concentration results after the testing by a third-party independent testing expert.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment of $1,042,138 for the fiscal year 2012 represented the write-off of (i) certain protective shells to transmission pipelines and ducts replaced of $911,995 during the second phase enhancement project that started in June 2012 and completed in August 2012 ; and (ii) certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 2 of $130,143 that started in July 2012 and completed in September 2012. The write-off and impairment on property, plant and equipment for the fiscal year 2011 represented (i) the write-off on property, plant and equipment that could not be relocated to the new Factory No. 4 in the amount of $1,384,443; (ii) the impairment loss on property, plant and equipment related to the conversion of our production line from wastewater treatment chemical additives to the production of pharmaceutical and agricultural chemical intermediates in the amount of $1,805,598; (iii) the impairment loss on property, plant and equipment under capital leases for idle plant and machinery in the amount of $683,046; and (iv) the write-off of certain crude salt field protective shells and transmission pipelines replaced during enhancement projects in the amounts of $1,632,004 and $2,065,475, respectively.

General and Administrative Expenses. General and administrative expenses were $6,792,110 for the fiscal year 2012, a decrease of $11,082,186 (or 62%) as compared to $17,874,296 for the same period in 2011. The significant decrease was primarily due to (i) non-cash expenses of $7,481,400 for the fiscal year 2011 related to options granted to our employees in the amount of $2,731,400, recognition of non-vested options which were cancelled in late September 2011 in the amount of $4,298,000, and a warrant issued to our investor relations firm in the amount of $452,000 related to a the service agreement signed in February 2011; (ii) The non-cash expenses related to options granted for the fiscal year 2012 amounted to $510,500, which resulted in a decrease of $6,970,900, or 93%, as compared with the same period in 2011; (iii) $1,398,574 of unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB recorded in fiscal year 2011 compared to $61,090 recorded in fiscal year 2012; and (iv) $3,154,400 of consultancy fee paid to an unrelated PRC agent in fiscal year 2011 for the purpose of searching suitable crude salt fields and bromine properties for acquisition. The decrease in such general and administrative expenses was partially offset by the increase in land use right tax in the amount of $2,483,775 due to the increase in levy rate for fiscal year 2012.

Other Operating Income. Other operating income was $304,152 for the fiscal year 2012, which represented the sales of wastewater to some of our customers in the amount of $304,152. The other operating income for the fiscal year 2011 represented (i) a sum of $180,984 for sales of wastewater; (ii) a sum of $300,000 for compensation received from a legal case; and (iii) a sum of $1,340,026 received from the local PRC government as compensation for the demolition of our original Factory No. 4.

Income from Operations. Income from operations was $20,484,855 for the fiscal year 2012 (or 20% of net revenue), a decrease of $23,813,603 (or approximately 54%) over income from operations for the fiscal year 2011. As mentioned hereinbefore, the decrease resulted primarily from the decrease in net revenue as a result of (i) the macro-economic tightening policy imposed by the PRC government to slow down the economy, which in turn decreased the demand and selling price of our products; and (ii) the increase in depreciation and amortization of the plant and machinery due to the enhancement projects since June 2011 to our crude salt fields, extraction wells and transmission channels and ducts, together with the change in the estimated useful life of certain protective shell and transmission channels and ducts from 8 years to 5 years in late June 2011 (iii) the second phase enhancement project to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012, together with the acquisition of Factory No. 10 in December 2011, which accelerated the depreciation and amortization of the plant and machinery.

	Income from Operations by Segment
	Year Ended December 31, 2012		Year Ended December 31, 2011
		Percent of total		Percent of total
Segment:
Bromine	$9,817,947	45%	$37,023,963	67%
Crude Salt	$2,932,694	13%	$7,688,190	14%
Chemical Products	$9,289,175	42%	$10,237,586	19%
Income from operations before corporate costs	$22,039,816	100%	$54,949,739	100%
Corporate costs	$(1,554,961)		$(10,651,281)
Income from operations	$20,484,855		$44,298,458

Bromine segment

Income from operations from our bromine segment was $9,817,947 for the fiscal year 2012, a decrease of $27,206,016 (or approximately 74%) compared to the same period in 2011. This significant decrease resulted primarily from the decrease in sales volume (contributed a decrease of approximately $32.7 million) and in average selling price (contributed a decrease of approximately $18.8 million) as a result of the PRC government’s macro-economic tightening policy which decreased the demand for bromine, which was partially offset by the decrease in (i) the cost of net revenue of bromine of approximately $14.7 million; (ii) exploration cost of approximately $6.2 million and (iii) write-off/impairment of property, plant and equipment of approximately $2.9 million.

Crude salt segment

Income from operations from our crude salt segment was $2,932,694 for the fiscal year 2012, a decrease of $4,755,496 (or approximately 62%) as compared to the same period in 2011. This decrease was mainly due to (i) the decrease in both the average selling price and sales volume (contributed an aggregate decrease of approximately $4.8 million); and (ii) the decrease in the gross profit margin mainly due to the enhancement projects which increased the depreciation of manufacturing facilities of approximately $2.3 million, which was partially offset by the decrease in write-off/impairment of property, plant and equipment of approximately $1.9 million.

Chemical products segment

Income from operations from our chemical products segment was $9,289,175 for the fiscal year 2012, a decrease of $948,411 (or approximately 9%) over same period in 2011. This decrease resulted primarily from (i) the decrease in net revenue of our wastewater treatment chemical additives, oil and gas exploration additives and paper manufacturing additives of approximately $9.5 million due to decreased demand; and (ii) the decrease in our research and development costs paid to East China University of Science and Technology of approximately $0.2 million as explained hereinbefore, which was partially offset by (i) the increase in net revenue of our pesticides manufacturing additives of approximately $2.5 million, (ii) the decrease in cost of net revenue of approximately $3.8 million as explained hereinbefore and (iii) the decrease in write-off/impairment of property, plant and equipment of approximately $1.8 million.

Other Income, Net.. Other income, net,which represent bank interest income, net of capital lease interest expense was $102,101 for the fiscal year 2012, an increase of $44,928 (or approximately79%) as compared to the same period in 2011. This increase was primarily attributable to the demand deposit interest rate adjustment in the first half year of 2012.

Net Income. Net income was $14,995,503 for the fiscal year 2012, a decrease of $15,957,257 (or approximately 52%) as compared to the same period in 2011. This decrease was primarily attributable to the overall decrease in demand for our products due to the macro-economic tightening policy imposed by the PRC government to slow down the economy.

Effective Tax Rate. Our effective tax rates for the fiscal years 2012 and 2011 were 27% and 30%, respectively. The effective tax rate for the fiscal year 2012 of 27% differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company (contributed 2% gap). The effective tax rate for the fiscal year 2011 of 30% differs from the PRC statutory income tax rate of 25% due to (i) the US federal net operating loss incurred by the Company (contributed 3% gap) and (ii) non-deductible expense in connection with the cancellation of non-vested stock options by the Company (contributed 2% gap).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, cash and cash equivalents were $65,241,035 as compared to $78,576,060 as of December 31, 2011.  The components of this decrease of $13,335,025 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2012	2011
Net cash provided by operating activities	$24,765,302	$59,047,429
Net cash used in investing activities	$(37,877,099)	$(51,973,728)
Net cash used in financing activities	$(297,598)	$(788,739)
Effects of exchange rate changes on cash and cash equivalents	$74,370	$3,796,618
Net cash (outflow) / inflow	$(13,335,025)	$10,081,580

For the fiscal years 2012 and 2011, we met our working capital and capital investment requirements mainly by using cash flows from operations and cash on hand. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the years ended December 31, 2012 and 2011, we had positive cash flow from operating activities of $24.8 million and $59.0 million respectively, primarily attributable to net income.

During the year ended December 31, 2012, cash flow from operating activities of $24.8 million exceeded our net income of $15.0 million, which is caused by our net income included substantial non-cash charges of $26.1 million, mainly in the form of stock-based compensation, depreciation and amortization of property, plant and equipment and write-off/impairment loss on property, plant and equipment, partially offset by cash used in working capital of $16.4 million for the fiscal year 2012, mainly consisting of account receivable , inventory and tax paid.

During the year ended December 31, 2011, cash flow from operating activities of $59.0 million exceeded our net income of $31.0 million, which is caused by our net income included substantial non-cash charges of $30.9 million, mainly in the form of stock-based compensation, depreciation and amortization of property, plant and equipment and write-off/impairment loss on property, plant and equipment, partially offset by cash used in working capital of $2.8 million for the fiscal year 2011, mainly consisting of inventory and tax paid..

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
		% of total		% of total
Aged 1-30 days	$9,226,030	26%	$7,411,018	34%
Aged 31-60 days	$8,668,189	24%	$9,380,766	43%
Aged 61-90 days	$6,758,020	19%	$5,128,044	23%
Aged 91-120 days	$6,535,738	18%	$-	-
Aged 121-150 days	$4,781,923	13%	$-	-
Total	$35,969,900	100%	$21,919,828	100%

The overall accounts receivable balance as of December 31, 2012 increased by $14,050,072 (or 64%), as compared to those as of December 31, 2011. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the average turnover days of accounts receivable from customers from 48 days for the fiscal year 2011 to 104 days for the fiscal year 2012. Normally, 90 to 180-days credit period is granted to customers with a good repayment history. We are not aware of any allowances for doubtful debts required for the fiscal year 2012 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. For the balances of accounts receivable as of December 31, 2012 aged more than 90 days, 100 % was settled in the two months ended February 28, 2013.

Inventory

Our inventory consists of the following:

	December 31, 2012		December 31, 2011
		Percent of total		Percent of total
Raw materials	$773,453	12.9%	$848,596	19.1%
Finished goods	$5,248,039	87.6%	$3,604,247	81.2%
	6,021,492	100.5%	4,452,843	100.3%
Allowance for obsolete and slowing-moving inventory	$(27,894)	(0.5%)	$(14,871)	(0.3%)
Total	$5,993,598	100.0%	$4,437,972	100.0%

The net inventory level as of December 31, 2012 increased by $1,555,626 (or 35%), as compared to the net inventory level as of December 31, 2011.

Raw materials slightly decreased by 9% as of December 31, 2012 as compared to December 31, 2011. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of December 31, 2012 are fully realizable for production of finished goods without any impairment.

Our finished goods mainly composed of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 29% for the fiscal year 2012 (31% for fiscal year 2011). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. Although the gross profit margin for the fiscal year 2012 decreased to 26%, as compared with 48% in fiscal year 2011, we anticipate that the price in the fiscal year of 2013 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. Although the market price of crude salt decreased from $50.09 per tonne in first quarter of 2011 to $36.84 per tonne in the fourth quarter of 2012, the gross margin is still attractive as the relative cost of production is low, we believe that there will be no realizability problem for crude salt and its selling price should not be lower than its cost.

Net Cash Used In Investing Activities

In the fiscal year 2012, we used approximately $0.5 million cash for the prepayment of land leases.

We also used approximately $37.4 million cash to acquire property, plant and equipment for the fiscal year 2012, which included (i) the second phase enhancement project to the extraction wells and protective shells to transmission channels and ducts in Factories No. 1 to 9 in the amount of approximately $12.8 million and $8.1 million, respectively; (ii) the enhancement work to the bromine production facilities in Factory No. 2 at a cost of approximately $1.3 million; (iii) the enhancement work to the chemical products production facilities at a cost of approximately $1.5 million;  (iv) the purchase of five stories of a commercial building, from a company in which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest, as our new headquarters at a cost of approximately $5.7 million; (v) the renovation for the five stories of a commercial building at a cost of $1.86 million; and (vi) the acquisition of Factory No.11 at a cost of approximately $4.9 million by cash.

The above investing activities were financed by the opening cash balances as of December 31, 2011 and cash generated from operation during the fiscal year 2012.

Net Cash (Used In) Provided by Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the fiscal year 2012. In the fiscal year 2011, we repaid approximately $0.3 million cash for our capital lease obligation and used another $0.5 million to repurchase 184,599 shares of common stock of the Company under the approval of the Board of Directors.

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

Working capital was approximately $96.2 million at December 31, 2012 as compared to approximately $93.3 million at December 31, 2011. The increase was mainly attributable to the cash provided by operating activities and the increase in accounts receivable during the fiscal year 2012.

We had available cash of approximately $65.2 million at December 31, 2012, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancement works to our existing bromine and crude salt business, and exploration cost of new brine water resources in Sichuan Province, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2012 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 21 - Capital Commitment and Operating Lease Commitments”.

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

Valuation Allowance on Deferred Tax Assets

We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with expiring unused tax attributes and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

C O N T E N T S

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 – F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-28

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gulf Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 2012 and 2011 listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2012 and 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 18, 2013

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
	2012		2011
Current Assets
Cash		$65,241,035	$78,576,060
Accounts receivable		35,969,900	21,919,828
Inventories		5,993,598	4,437,972
Prepayments and deposits		-	307,600
Prepaid land leases		47,307	46,582
Deferred tax assets		6,973	228,702
Total Current Assets		107,258,813	105,516,744
Non-Current Assets
Property, plant and equipment, net		165,942,542	147,200,740
Property, plant and equipment under capital leases, net		1,996,478	2,336,920
Prepaid land leases, net of current portion		748,502	763,814
Deferred tax assets		2,246,699	2,509,481
Total non-current assets		170,934,221	152,810,955
Total Assets		$278,193,034	$258,327,699

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$6,533,236	$7,373,643
Retention payable		1,432,690	556,450
Capital lease obligation, current portion		193,164	189,742
Taxes payable		2,856,658	4,058,550
Total Current Liabilities		11,015,748	12,178,385
Non-Current Liabilities
Capital lease obligation, net of current portion		2,952,902	3,036,558
Total Liabilities		$13,968,650	$15,214,943

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 38,552,070 and 34,745,342 shares issued; and 38,367,471 and 34,560,743 shares outstanding as of December 31, 2012 and 2011, respectively		19,276	17,373
Treasury stock; 184,599 shares as of December 31, 2012 at cost		(500,000)	(500,000)
Additional paid-in capital		79,489,188	74,107,979
Retained earnings unappropriated		146,745,754	133,314,581
Retained earnings appropriated		15,973,887	14,409,557
Cumulative translation adjustment		22,496,279	21,763,266
Total Stockholders’ Equity		264,224,384	243,112,756
Total Liabilities and Stockholders’ Equity		$278,193,034	$258,327,699

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Years Ended December 31,
	2012	2011
NET REVENUE
Net revenue	$101,700,882	$164,980,453

OPERATING EXPENSES / INCOME
Cost of net revenue	(73,439,341)	(89,538,212)
Sales, marketing and other operating expenses	(82,004)	(86,936)
Research and development cost	(164,586)	(398,842)
Exploration costs	-	(7,034,153)
Write-off / Impairment on property, plant and equipment	(1,042,138)	(7,570,566)
General and administrative expenses	(6,792,110)	(17,874,296)
Other operating income	304,152	1,821,010
	(81,216,027)	(120,681,995)

INCOME FROM OPERATIONS	20,484,855	44,298,458

OTHER INCOME (EXPENSES)
Interest expense	(210,705)	(212,441)
Interest income	312,806	269,614
	102,101	57,173
INCOME BEFORE TAXES	20,586,956	44,355,631

INCOME TAXES	(5,591,453)	(13,402,871)

NET INCOME	$14,995,503	$30,952,760

COMPREHENSIVE INCOME:
NET INCOME	14,995,503	30,952,760
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	733,013	12,493,402

COMPREHENSIVE INCOME	$15,728,516	$43,446,162

EARNINGS PER SHARE
BASIC	$0.43	$0.89
DILUTED	$0.43	$0.89

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	34,706,356	34,660,866
DILUTED	35,067,950	34,673,615

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011
(Expressed in U.S. dollars)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT JANUARY 1, 2011	34,735,912	34,735,912	-	17,368	-	66,626,584	10,271,293	106,500,085	9,269,864	192,685,194
Translation adjustment	-	-	-	-		-	-	-	12,493,402	12,493,402
Common stock repurchased	-	(184,599)	184,599	-	(500,000)	-	-	-	-	(500,000)
Common stock issued for exercising stock options	9,430	9,430	-	5		(5)	-	-	-	-
Issuance of warrants to non-employees	-	-	-	-	-	452,000	-	-	-	452,000
Issuance of stock options to employees	-	-	-	-	-	7,029,400	-	-	-	7,029,400
Net income for year ended December 31, 2011	-	-	-	-	-	-	-	30,952,760	-	30,952,760
Transfer to statutory common reserve fund	-	-	-	-	-	-	4,138,264	(4,138,264)	-	-
BALANCE AT DECEMBER 31, 2011	34,745,342	34,560,743	184,599	17,373	(500,000)	74,107,979	14,409,557	133,314,581	21,763,266	243,112,756
BALANCE AT JANUARY 1, 2012	34,745,342	34,560,743	184,599	17,373	(500,000)	74,107,979	14,409,557	133,314,581	21,763,266	243,112,756
Translation adjustment	-	-	-	-		-	-	-	733,013	733,013
Common stock issued for acquiring assets	3,806,728	3,806,728	-	1,903	-	4,870,709	-	-	-	4,872,612
Issuance of stock options to employees	-	-	-	-	-	510,500	-	-	-	510,500
Net income for year ended December 31, 2012	-	-	-	-	-	-	-	14,995,503	-	14,995,503
Transfer to statutory common reserve fund	-	-	-	-	-	-	1,564,330	(1,564,330)	-	-
BALANCE AT DECEMBER 31, 2012	38,552,070	38,367,471	184,599	19,276	(500,000)	79,489,188	15,973,887	146,745,754	22,496,279	264,224,384

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,995,503	$30,952,760
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	209,584	210,347
Amortization of prepaid land leases	493,849	424,467
Depreciation and amortization	23,317,594	17,697,439
Allowance for obsolete and slow-moving inventories	13,023	8,178
Write-off / Impairment loss on property, plant and equipment	1,042,138	7,570,566
Compensation income from local government for demolition of factory	-	(1,340,026)
Exchange loss on inter-company balances	61,090	1,398,574
Deferred tax asset	489,334	(2,569,647)
Stock-based compensation expense	510,500	7,481,400
Changes in assets and liabilities:
Accounts receivable	(13,936,332)	995,713
Inventories	(1,550,213)	(1,621,118)
Prepayment and deposits	307,600	648,734
Accounts payable and accrued expenses	(850,229)	551,636
Retention payable	866,148	98,174
Due to related parties	-	-
Taxes payable	(1,204,287)	(3,459,768)
Net cash provided by operating activities	24,765,302	59,047,429

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(477,678)	(406,380)
Compensation received for demolition of factory	-	1,340,026
Purchase of property, plant and equipment	(37,399,421)	(52,907,374)
Net cash used in investing activities	(37,877,099)	(51,973,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(500,000)
Repayment of capital lease obligation	(297,598)	(288,739)
Net cash used in financing activities	(297,598)	(788,739)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	74,370	3,796,618
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,335,025)	10,081,580
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	78,576,060	68,494,480
CASH AND CASH EQUIVALENTS - END OF YEAR	$65,241,035	$78,576,060

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$6,256,794	$18,794,465
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inception capital lease obligation for acquiring property, plant and equipment	$-	$3,127,913
Issuance of common stock for exercising stock options	$-	$5
Issuance of common stock for acquisition of assets	$4,872,612	$-

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

(f)           Accounts Receivable and Allowance of Doubtful Accounts

Accounts receivable is stated at cost, net of allowance for doubtful accounts. The normal credit term extended to customers ranges between 90 and 180 days. The company reviews all receivables that exceed the term. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and the Company considers the historical level of credit losses. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments within credit term provided , a larger allowance may be required.

As of December 31, 2012 and 2011, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2012 and 2011.

(g)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $65,241,035 and $78,526,060 with these institutions as of December 31, 2012 and 2011, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition. About 68.5% and 100% of the balances of accounts receivable as of December 31, 2012 and December 31, 2011, respectively, were outstanding for less than 91 days. For the balances of accounts receivable aged more than 90 days as of December 31, 2012, all was settled in the two months ended February 28, 2013.

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

In April 2011, the Company changed the estimated useful life of certain protective shells and transmission channels and ducts that included in plant and machinery from 8 years to 5 years. Initially, the Company expected the protective shells’ useful lives would be 8 years with reference to the past wear and tear experienced in 2005. In view of the increased rate of erosion experienced in last 2 years, which reduced the volume of brine water flowing into the bromine production process and adversely affected the annual bromine and crude salt production capacities and efficiencies; and the directional information from the Crude Salt Institutional Association in Shandong Province, PRC, which indicated that the latest erosion rate would be 20% per annum, the Company reduced the useful lives of such protective shells to 5 years to reflect the most productive cycle. Changes in estimates are accounted for on a prospective basis, by depreciating those plant and machinery current carrying values over their revised remaining useful lives. The effect of this change in estimate, compared to the original depreciation, for fiscal year 2011 and 2012 was a pre-tax increment in depreciation expense of $975,517 and $998,801. The pre-tax increase (decrease) to depreciation expense in future periods is expected to be $781,033, $350,744, ($159,933), ($1,052,860), ($846,318), ($550,326) and ($46,457) in the seven years ending December 31, 2019.

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

For the year ended December 31, 2012, certain property, plant and machinery, with net book values of $1,042,138, respectively, were replaced during the second phase enhancement project to protective shells for transmission channels and ducts and the enhancement work to bromine production facilities in Factory No. 2, write-offs of the same amounts, were made and included in write-off/impairment on property, plant and equipment.

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
					$(2,488,644)

The above owned long-lived assets, which are classified as Level 3 in the fair value hierarchy, was valued using a discounted cash flow model incorporating assumptions that, in management’s judgment, reflect the assumptions marketplace participants would use at December 31, 2011. Such assumptions included an estimate of future cash flows and a discount rate based on the 5-year PRC Treasury bill rate.

The long-lived assets held under capital lease, which is classified as Level 2 in the fair value hierarchy, was valued by an independent appraiser using the market approach, which included mainly quoted prices for similar assets.

(l)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $469,958 and $431,428 for the years ended December 31, 2012 and 2011, respectively.

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

(s)           Exploration Costs

Exploration costs, which included the cost of researching appropriate places to drill wells and the cost of actual drilling of potential natural brine resources, were charged to the income statement as incurred. For the year ended December 31, 2011, the Company incurred exploration costs in the amount of $7,034,153, in Sichuan province, PRC, for the drilling of exploratory wells and their associated facilities in order to confirm and measure the natural brine resources in the area of drilling. The Company completed the drilling of exploratory wells in December 2011 and received a testing report in mid-January 2012 which confirmed the underground brine water resources. No further exploration cost was incurred for the fiscal year 2012 as we are still discussing and negotiating with the local government of Daying County of the form of cooperation to further explore the brine water resources.

(t)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling as all customers arrange their own transportation of finished goods.  The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue, which amounted to $80,607 and $506,331 for the years ended December 31, 2012 and 2011, respectively. There is no such shipping and handling costs were charged to the company since April 2012, as they are borne by the suppliers.

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

(w)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 3,069,929 and 535,449 shares for the years ended December 31, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2012	2011
Numerator
Net income	$14,995,503	$30,952,760

Denominator
Basic: Weighted-average common shares outstanding during the year	34,706,356	34,660,866
Add: Dilutive effect of stock options	361,594	12,749
Diluted	35,067,950	34,673,615

Net income per share
Basic	$0.43	$0.89
Diluted	$0.43	$0.89

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(x)           Recently adopted accounting pronouncements

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. The company adopted the amendments effective January 1, 2012 and their adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income (“OCI”) either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of OCI as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in OCI, how such items are measured or when they must be reclassified to net income. In December 2011, FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU 2011-12”), which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated OCI and OCI. ASU 2011-05 was set to be effective for interim and annual periods beginning after December 15, 2011, but is deferred by ASU 2011-12. The Company complies with ASU 2011-05  and does not expect ASU 2011-12 to have a material impact on its financial statements or results of operations.

(y)           Recently issued accounting pronouncements not yet adopted

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

The Company does not believe that any other accounting standards and guidance with an effective date during year ended December 31, 2012 or issued during 2012 had or are expected to have a significant impact on the Company’s consolidated financial statements and the disclosures presented in the consolidated financial statements.

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

On December 22, 2011, the Company acquired substantially all of the assets owned by Liangcai Zhang in Yangkou Village located Shouguang City Yangkou Township area (the “Liangcai Zhang Property” or “Factory No. 10”). The Liangcai Zhang Property includes a 10-year land lease covering approximately 1,700 acres of real property, with the related production facility, wells, pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was RMB63 million (approximately $9,998,730) in cash. The Company expected to resume production with the newly acquired assets by the end of first quarter 2012 after repair and adjustments. A rental agreement was subsequently signed in February 2012 with the State-Operated Shandong Caiyangzi Saltworks for the lease of the parcel of land on which the aforesaid real property, production facilities, the wells, pipelines, other production equipment, and the buildings are situated, with an annual payment of RMB688,000 (approximately $109,192) up to December 31, 2021.

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

On November 26, 2012, the Company acquired substantially all of the assets owned by Chengyong Zhao in Guantai Village located Shouguang City Yangkou Township area (the “Chengyong Zhao Property” or “Factory No. 11”). The Chengyong Zhao Property includes a 20-year land lease covering approximately 1,727 acres of real property, with the related production facility, wells, pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was RMB 62 million (approximately $9.80 million), consisting of RMB 31 million (approximately $4.93million) in cash and 3,806,728 shares of the Company’s Common Stock valued at approximately $4.87 million (fair value). The production line of Factory No. 11 was resumed in March 2013 after certain repair and adjustments.

Each of the bromine factories and crude salt field acquisitions described above was not in operation when the Company acquired the assets.   Production at each of the assets acquired had previously been halted by the government since the owners of each of the bromine factories did not hold the proper license for the exploration and production of bromine.  Both Factories No.10 and No.11 had not been in operation for more than six months at the time of the acquisitions. The Company recorded the above transactions as purchase of assets.

NOTE 3 – INVENTORIES

Inventories consist of:

	As of December 31,
	2012	2011

Raw materials	$773,453	$848,596
Finished goods	5,248,039	3,604,247
Allowance for obsolete and slow-moving inventories	(27,894)	(14,871)
	$5,993,598	$4,437,972

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the year ended December 31, 2012, amortization of prepaid land lease totaled $493,849, which was recorded as cost of net revenue.

During the year ended December 31, 2011, amortization of prepaid land lease totaled $424,467, which was recorded as cost of net revenue

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships.  Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land.  The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 59.39 square kilometers of aggregate carrying value of $753,086 and approximately 52.37 square kilometers square meters of aggregate carrying value of $766,748 as at December 31, 2012 and 2011, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of December 31,
	2012	2011
At cost:
Mineral rights	$6,334,277	$6,318,750
Buildings	50,905,337	40,974,528
Plant and machinery	166,121,329	136,862,383
Motor vehicles	9,140	7,024
Furniture, fixtures and office equipment	4,777,044	4,057,356
Total	228,147,127	188,220,041
Less: accumulated depreciation and amortization	(62,204,585)	(41,019,301)
Net book value	$165,942,542	$147,200,740

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The Company could not obtain property ownership certificates covering certain properties of aggregate carrying value of $39,563,438 and $33,108,012 as at December 31, 2012 and 2011, respectively.

In the fiscal year 2011, the Company reclassified certain protective shells for crude salt pans with cost of $2,204,600 (RMB14.6 million), previously included in building, into plant and equipment for consistent classification with other similar assets. There is no impact on the statements of income as estimated useful lives of the assets being reclassified was not changed.

During the year ended December 31, 2012, depreciation and amortization expense totaled $22,972,873 of which $22,033,952 and $938,920 were recorded as cost of net revenue and administrative expenses, respectively.

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

Besides the assets acquisition as mentioned in Note 2, the Company carried out the following major enhancement projects to the existing facilities in 2012:

(a)
In the second quarter of 2012, the Company carried out the second phase enhancement projects to the Company’s existing bromine extraction and crude salt production facilities. In particular, the Company incurred enhancement works in Factories No. 1 to 9 at costs of approximately $12,786,791 to the extraction wells and approximately $8,125,659 to the protective shells to transmission channels and ducts. The above enhancement projects have estimated useful lives of 5 to 8 years and are capitalized as buildings and plant and machinery.

(b)
In the third quarter of 2012, the company carried out two enhancement projects to its existing bromine and chemical products production facilities, in particular, the company incurred enhancement work to the bromine production facilities in Factory No. 2 at a cost of approximately $1,256,506 and enhancement work to the chemical products production facilities at a cost of approximately $1,498,150. The above enhancement projects have estimated useful lives of 5 to 20 years and are capitalized as plant and machinery.

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

On September 25, 2012, the Company purchased five stories of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. at a cost of approximately $5.7 million in cash, in which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest. The cost of the five stories of the commercial building was valued by an independent appraiser to its fair value and recorded as property, plant and equipment. The Company uses the property as the new headquarters.

On October 23, 2012, the Company entered into an agreement with a subcontractor for the renovation of the new office headquarters( the newly acquired five stories of commercial building) at a cost of approximately $1.86 million, which was capitalized as building upon completion.

For the years ended December 31, 2012 and 2011, ordinary repair and maintenance expenses were $1,612,720 and $1,078,134, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	As of December 31,
	2012	2011
At cost:
Buildings	$130,925	$130,605
Plant and machinery	2,461,028	2,476,460
Total	2,591,953	2,607,065
Less: accumulated depreciation and amortization	(595,475)	(270,145)
Net book value	$1,996,478	$2,336,920

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2012, depreciation and amortization expense totaled $344,722, which was recorded as cost of sales.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2012	2011

Accounts payable	$3,797,552	$3,645,804
Salary payable	190,926	132,454
Social security insurance contribution payable	52,399	39,129
Amount due to a contractor	-	1,422,042
Price adjustment funds	1,758,828	1,031,685
Other payables	733,531	1,102,529
Total	$6,533,236	$7,373,643

NOTE 8 – DUE TO A RELATED PARTY AND RELATED PARTY TRANSACTIONS

During the fiscal year 2011, the Company borrowed a sum of $7,823,475, and fully repaid later during the same year, from Jiaxing Lighting Appliance Company Limited (“Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

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

During the fiscal year 2012, the Company borrowed $478,160, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2012	2011

Income tax payable	$606,190	$1,761,452
Mineral resource compensation fee payable	239,776	410,719
Value added tax payable	771,673	540,463
Land use tax payable	888,349	1,081,117
Other tax payables	350,670	264,799
Total	$2,856,658	$4,058,550

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	As of December 31,
	Interest rate	2012	2011
Total capital lease obligations	6.7%	$3,146,066	$3,226,300
Less: Current portion		(193,164)	(189,742)
Capital lease obligations, net of current portion		$2,952,902	$3,036,558

Interest expense from capital lease obligations amounted to $209,584 and $210,347, which were charged to the income statements for the year ended December 31, 2012 and 2011. See Note 21 for future minimum lease payments disclosure.

NOTE 11 – RETAINED EARNINGS – APPROPRIATED

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of December 31, 2012 for SCHC and SYCI is 34% and 50% of its registered capital respectively.

NOTE 12 – COMMON STOCK

The Company changed the trading ticker symbol of its common stock on the NASDAQ Global Select Market to “GURE” effective at the open of the market on June 30, 2011.

In the second quarter of 2011, the Company issued 9,430 shares of its common stock based on the fair market price of $3.42 upon the cashless exercise of 12,500 stock options granted to a Board member.

In November 2012, the Company issued 3,806,728 shares of its common stock, valued at $4,872,612, to acquire assets owned by Mr. Chengyong Zhao (Note 2).

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

No shares of common stock were repurchased for the fiscal year 2012.

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

On November 8, 2012, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.37 per share and the options vested immediately. The options were valued at $7,200 fair value, with assumed 94.88% volatility, a three-year expiration term with expected tenor of 1.50 years, a risk free rate of 0.21% and no dividend yield.

NOTE 14 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2011 and December 31, 2011.

	Number of Option and Warrants Outstanding	Number of Option and Warrants Non-vested	Number of Option and Warrants Vested	Range of Exercise Price per Common Share
Balance, December 31, 2010	458,971	-	458,971	$0.84 - $12.00
Granted during the year ended December 31, 2011	1,954,000	1,954,000	-	$2.41 - $12.60
Vested during the year ended December 31, 2011	-	(918,000)	918,000	$2.41 - $12.60
Exercised during the year ended December 31, 2011	(12,500)	-	(12,500)	$0.84
Forfeited, canceled or expired during the year ended December 31, 2011	(1,256,000)	(1,036,000)	(220,000)	$4.80 - $10.43
Balance, December 31, 2011	1,144,471	-	1,144,471	$2.41 - $12.60
Balance, January 1, 2012	1,144,471	-	1,144,471	$2.41 - $12.60
Granted and vested during the year ended December 31, 2012	868,000	-	868,000	$0.95 - $2.77
Forfeited or expired during the year ended December 31, 2012	(38,000)	-	(38,000)	$4.97
Balance, December 31, 2012	1,974,471	-	1,974,471	$0.95 - $12.60

Stock and Warrants Options Outstanding
			Weighted Average	Weighted Average
	Outstanding		Remaining	Exercise Price of
	at December 31, 2012	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	1,974,471	$0.95 - $12.60	2.59	$4.00

The weighted average grant-date fair values as at December 31, 2012 and 2011 were $4.62 and $7.29 respectively.

NOTE 15 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2012 and 2011, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended 31 December 31, 2012 and 2011.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the years.  The applicable statutory tax rates for the years ended December 31, 2012 and 2011 are 16.5%.

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

As of December 31, 2012 and 2011, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC are $197,042,047 and $180,939,187, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2012 and 2011, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of December 31, 2012 and 2011, the unrecognized WHT are $8,768,486 and $7,965,999, respectively.

NOTE 15 – INCOME TAXES – Continued

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

The components of the provision for income taxes from continuing operations are:

	Years ended December 31,
	2012	2011

Current taxes – PRC	$5,102,119	$15,972,518
Deferred tax – PRC	489,334	(2,569,647)
	$5,591,453	$13,402,871

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2012	2011

Statutory income tax rate	25%	25%
Non-taxable items	-	(1%)
Non-deductible items	-	3%
US federal net operating loss	2%	3%
Effective tax rate	27%	30%

As of December 31, 2012 and 2011, the Company had US federal net operating loss (“NOL”) of approximately $31 million and $30 million available to offset against future federal income tax liabilities, respectively.  NOL can be carried forward up to 15 years from the year the loss is incurred. NOL of approximately $12 million will expire at the beginning of 2014. The Company believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$6,973	$3,718
Impairment on property, plant and equipment	464,778	639,031
Exploration costs	1,781,921	1,797,391
Repair and maintenance costs	-	224,984
Property, plant and equipment	-	81,060
Property, plant and equipment under capital leases	-	(8,001)
Compensation costs of unexercised stock options	1,809,378	1,635,809
US federal net operating loss	8,809,935	8,476,012
Total deferred tax assets	12,872,985	12,850,004
Valuation allowance	(10,619,313)	(10,111,821)
Net deferred tax asset	$2,253,672	$2,738,183

Current deferred tax asset	$6,973	$228,702
Long-term deferred tax asset	$2,246,699	$2,509,481

The increases in valuation allowance for each of the years ended December 31, 2012 and 2011 were $507,492 and $2,413,596 respectively.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2012 and 2011.

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

Year Ended December 31, 2012	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$56,332,785	$11,143,848	$34,224,249	$101,700,882	$-	$101,700,882
Net revenue (intersegment)	2,739,256	-	-	2,739,256	-	2,739,256
Income (loss) from operations before taxes	9,817,947	2,932,694	9,289,175	22,039,816	(1,554,961)	20,484,855
Income taxes	2,658,235	588,556	2,344,662	5,591,453	-	5,591,453
Income (loss) from operations after taxes	7,159,712	2,344,138	6,944,513	16,448,363	(1,554,961)	14,893,402
Total assets	168,434,071	55,732,942	53,995,682	278,162,695	30,339	278,193,034
Depreciation and amortization	14,589,701	6,063,323	2,664,571	23,317,595	-	23,317,595
Capital expenditures	26,302,483	5,771,888	10,180,860	42,255,231	-	42,255,231
Write-off / Impairment	891,605	150,533	-	1,042,138	-	1,042,138

Year Ended December 31, 2011	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$107,849,304	$15,918,655	$41,212,494	$164,980,453	$-	$164,980,453
Net revenue (intersegment)	2,979,826	-	-	2,979,826	-	2,979,826
Income (loss) from operations before taxes	37,023,963	7,688,190	10,237,586	54,949,739	(10,651,281)	44,298,458
Income taxes	9,373,961	1,466,421	2,562,489	13,402,871	-	13,402,871
Income (loss) from operations after taxes	27,650,002	6,221,769	7,675,097	41,546,868	(10,651,281)	30,895,587
Total assets	160,421,921	51,109,956	46,010,276	257,542,153	785,546	258,327,699
Depreciation and amortization	11,584,237	3,496,310	2,616,892	17,697,439	-	17,697,439
Capital expenditures	34,792,502	20,331,308	1,197,331	56,321,141	-	56,321,141
Write-off / Impairment	3,749,435	2,015,533	1,805,598	7,570,566	-	7,570,566

NOTE 16 – BUSINESS SEGMENTS – Continued

*
Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Years ended December 31,
Reconciliations	2012	2011

Total segment operating income	$22,039,816	$54,949,739
Corporate costs	(1,554,961)	(10,651,281)
Income from operations	20,484,855	44,298,458
Other income	102,101	57,173
Income before taxes	$20,586,956	$44,355,631

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$6,267	$2,376	$4,038	$12,681	12.5%
TOTAL		$6,267	$2,376	$4,038	$12,681	12.5%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2011.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$13,864	$3,020	$2,663	$19,547	11.9%
TOTAL		$13,864	$3,020	$2,663	$19,547	11.9%

NOTE 17 – MAJOR SUPPLIERS

 During the year ended December 31, 2012, the Company purchased 83.6% of its raw materials from its top five suppliers.  At December 31, 2012, amounts due to those suppliers included in accounts payable were $3,235,622. During the year ended December 31, 2011, the Company purchased 80.7% of its raw materials from its top five suppliers. At December 31, 2011, amounts due to those suppliers included in accounts payable were $2,883,384.

NOTE 18 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2012, the Company sold 43.2% of its products to its top five customers. At December 31, 2012, amount due from these customers were $18,031,569. During the year ended December 31, 2011, the Company sold 42.2% of its products to its top five customers.  At December 31, 2011, amount due from these customers was $9,933,995.

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2012 and 2011.

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

The total research and development expenses recognized in the income statements during the years ended December 31, 2012 and 2011 were $164,586 and $398,842, respectively, of which the consumption of bromine produced by the company amounted to $41,598 and $105,739, respectively.

NOTE 21 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of December 31, 2012, the Company leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of December 31, 2012.

NOTE 21 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

The following table sets forth the Company’s contractual obligations as of December 31, 2012:

	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations
Payable within:
the next 12 months	$296,003	$922,301	$-
the next 13 to 24 months	296,003	939,243	-
the next 25 to 36 months	296,003	959,746	-
the next 37 to 48 months	296,003	978,344	-
the next 49 to 60 months	296,003	1,000,723	-
thereafter	3,848,038	22,403,763	-
Total	$5,328,052	$27,204,120	$-
Less: Amount representing interest	(2,181,986)
Present value of net minimum lease payments	$3,146,066

Rental expenses related to operating leases of the Company amounted to $777,564 and $583,123 were charged to the income statements for the years ended December 31, 2012 and 2011, respectively.

NOTE 22 – LEGAL PROCEEDINGS

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

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2012		2011

Current Assets
Prepayments and deposits		$-	$307,600
Total Current Assets		-	307,600
Non-Current Assets
Interests in subsidiaries		209,857,994	192,636,852
Amounts due from group companies		56,445,972	52,494,771
Total non-current assets		266,303,966	245,131,623
Total Assets		$266,303,966	$245,439,223

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses		$671,374	$1,036,513
Amounts due to group companies		1,408,208	1,289,954
Total Liabilities		$2,079,582	$2,326,467

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$-
COMMON STOCK; $0.0005 par value; 100,000,000 shares authorized; 38,552,070 and 34,745,342 shares issued; and 38,367,471 and 34,560,743 shares outstanding as of December 31, 2012 and 2011, respectively		19,276	17,373
Treasury stock; 184,599 shares as of December 31, 2011 at cost		(500,000)	(500,000)
Additional paid-in capital		79,489,188	74,107,979
Retained earnings unappropriated		146,745,754	133,314,581
Retained earnings appropriated		15,973,887	14,409,557
Cumulative translation adjustment		22,496,279	21,763,266
Total Stockholders’ Equity		264,224,384	243,112,756
Total Liabilities and Stockholders’ Equity		$266,303,966	$245,439,223

Condensed Statements of Income

	Years Ended December 31,
	2012	2011

OPERATING (EXPENSES) INCOME
General and administrative expenses	$(2,446,380)	$(9,552,707)
Other operating income	954,812	300,000
TOTAL OPERATING EXPENSES	(1,491,568)	(9,252,707)
OTHER EXPENSES
Interest expense	(1,058)	(1,941)
TOTAL OTHER EXPENSES	(1,058)	(1,941)
TOTAL EXPENSES	(1,492,626)	(9,254,648)
Equity in net income of subsidiaries	16,488,129	40,207,408
INCOME BEFORE TAXES	14,995,503	30,952,760
INCOME TAXES	-	-
NET INCOME	$14,995,503	$30,952,760

S-1

Condensed Statements of Cash Flows

	Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,995,503	$30,952,760
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in unconsolidated subsidiaries	(16,488,129)	(40,207,408)
Stock-based compensation expense	510,500	7,481,400
Changes in assets and liabilities:
Prepayment and deposits	307,600	(307,600
Other payables and accrued expenses	(365,139)	528,596
Net cash used in operating activities	(1,039,665)	(1,552,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(500,000
Advances from / (to) group companies	1,039,665	2,052,252)
Net cash provided by financing activities	1,039,665	1,552,252
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-
CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$-

Notes:

(i)	Basis of presentation
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

As of December 31, 2012, the Company itself has no purchase commitment, capital commitment and operating lease commitment for the condensed parent-company-only financial statements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure   We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Base on such evaluation our CEO and CFO have concluded that, as of the end of such period, our internal controls over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2013 annual meeting of stockholders (the “2013 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2013 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2013 Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions, and Director Independence” and “Election of Directors — Board Meetings and Committees” in the 2013 Proxy Statement and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Audit Committee Report” in the 2013 Proxy Statement and incorporated herein by reference.

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

10.1
Lock-up Agreement by and among the Registrant, Top King Group Limited, Billion Gold Group Limited, Top good International Limited, Ming Yang, Wenxiang Yu, Zhi Yang and Shandong Haoyuan Industry Group Ltd., dated  May 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2009.

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

10.10
Bromine Factory Relocation Compensation Agreement dated August 22, 2011 by and between Yangkou Township People’s Government of Shouguang Municipality and Shouguang City Haoyuan Chemical Co., Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2011.

10.11
Asset Purchase Agreement dated December 22, 2011 by and between Shouguang City Haoyuan Chemical Co., Ltd, Gulf Resources, Inc., and Liangcai Zhang, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2011.

10.12
Commercial Property Purchase Agreement dated September 25, 2012 by and between Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. and Shouguang Yuxin Chemical Industry Co., Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2012.

10.13
Asset Purchase Agreement dated November 26, 2012 by and between Gulf Resources, Inc., Shouguang City Haoyuan Chemical Co., Ltd, and Chengyong Zhao, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2012.

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

Date: March 18, 2013	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 18, 2013
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 18, 2013
Min Li	Chief Financial Officer

/s/ Ming Yang		March 18, 2013
Ming Yang	Director

/s/ Naihui Miao		March 18, 2013
Naihui Miao	Director

/s/ Tengfei Zhang		March 18, 2013
Tengfei Zhang	Director

/s/ Yang Zou		March 18, 2013
Yang Zou	Director

/s/ Nan Li		March 18, 2013
Nan Li	Director

/s/ Shi Tong Jiang		March 18, 2013
Shi Tong Jiang	Director