Form 10-Q
period 2013-06-30
GULF RESOURCES, INC.
filed 2013-08-09
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐ No ☒

As of August 8, 2013, the registrant had outstanding 38,368,505 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(UNAUDITED)

	June 30, 2013 Unaudited		December 31, 2012 Audited
Current Assets
Cash		$86,422,512		$65,241,035
Accounts receivable		39,163,206		35,969,900
Inventories		5,371,214		5,993,598
Prepayments and deposits		18,750		-
Prepaid land leases		459,774		47,307
Deferred tax assets		7,094		6,973
Total Current Assets		131,442,550		107,258,813
Non-Current Assets
Property, plant and equipment, net		155,117,858		165,942,542
Property, plant and equipment under capital leases, net		1,898,683		1,996,478
Prepaid land leases, net of current portion		752,697		748,502
Deferred tax assets		2,285,533		2,246,699
Total non-current assets		160,054,771		170,934,221
Total Assets		$291,497,321		$278,193,034

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$6,330,644		$6,533,236
Retention payable		385,360		1,432,690
Capital lease obligation, current portion		99,011		193,164
Taxes payable		4,715,553		2,856,658
Total Current Liabilities		11,530,568		11,015,748
Non-Current Liabilities
Capital lease obligation, net of current portion		2,904,931		2,952,902
Total Liabilities		$14,435,499		$13,968,650

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 400,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 38,552,070 and 38,552,070 shares issued; and 38,367,471 and 38,367,471 shares outstanding as of June 30, 2013 and December 31, 2012, respectively		19,276		19,276
Treasury stock; 184,599 shares as of June 30, 2013 and December 31, 2012 at cost		(500,000)		(500,000)
Additional paid-in capital		80,021,488		79,489,188
Retained earnings unappropriated		153,572,726		146,745,754
Retained earnings appropriated		16,385,779		15,973,887
Cumulative translation adjustment		27,562,553		22,496,279
Total Stockholders’ Equity		277,061,822		264,224,384
Total Liabilities and Stockholders’ Equity		$291,497,321		$278,193,034

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012

NET REVENUE
Net revenue	$32,853,896	$31,314,846	$55,356,476	$55,123,520

OPERATING INCOME (EXPENSES)
Cost of net revenue	(23,260,201)	(21,389,651)	(41,245,673)	(38,505,533)
Sales, marketing and other operating expenses	(25,115)	(22,709)	(45,418)	(40,473)
Research and development cost	(54,480)	(62,526)	(72,182)	(105,324)
Write-off/Impairment on property, plant and equipment	-	(911,995)	-	(911,995)
General and administrative expenses	(2,422,452)	(1,370,866)	(4,391,669)	(3,483,071)
Other operating income	287,127	76,104	382,689	133,178
	(25,475,121)	(23,681,643)	(45,372,253)	(42,913,218)

INCOME FROM OPERATIONS	7,378,775	7,633,203	9,984,223	12,210,302

OTHER INCOME (EXPENSE)
Interest expense	(53,583)	(54,255)	(106,589)	(108,667)
Interest income	79,429	84,915	152,272	183,805
INCOME BEFORE TAXES	7,404,621	7,663,863	10,029,906	12,285,440

INCOME TAXES	(2,048,722)	(1,975,189)	(2,791,042)	(3,309,659)
NET INCOME	$5,355,899	$5,688,674	$7,238,864	$8,975,781

COMPREHENSIVE INCOME:
NET INCOME	$5,355,899	$5,688,674	$7,238,864	$8,975,781
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	4,298,508	(1,316,002)	5,066,274	(1,038,104)
COMPREHENSIVE INCOME	$9,654,407	$4,372,672	$12,305,138	$7,937,677

EARNINGS PER SHARE:
BASIC	$0.14	$0.16	$0.19	$0.26
DILUTED	$0.14	$0.16	$0.19	$0.26

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	38,367,471	34,560,743	38,367,471	34,560,743
DILUTED	38,591,127	34,560,743	38,546,042	34,561,394

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2013
(Expressed in U.S. dollars)
(UNAUDITED)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2012	38,552,070	38,367,471	184,599	19,276	(500,000)	79,489,188	15,973,887	146,745,754	22,496,279	264,224,384
Translation adjustment	-	-	-	-		-	-	-	5,066,274	5,066,274
Issuance of stock options to employees	-	-	-	-	-	532,300	-	-	-	532,300
Net income for six-month period ended June 30, 2013	-	-	-	-	-	-	-	7,238,864	-	7,238,864
Transfer to statutory common reserve fund	-	-	-	-	-	-	411,892	(411,892)	-	-
BALANCE AT JUNE 30, 2013	38,552,070	38,367,471	184,599	19,276	(500,000)	80,021,488	16,385,779	153,572,726	27,562,553	277,061,822

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,238,864	$8,975,781
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	106,206	108,044
Amortization of prepaid land leases	189,918	105,051
Depreciation and amortization	13,685,539	11,290,588
Write-off/Impairment loss on property, plant and equipment	-	911,995
Exchange (gain) loss on inter-company balances	431,147	(92,057)
Stock-based compensation expense	532,300	26,300
Deferred tax asset	-	160,826
Changes in assets and liabilities:
Accounts receivable	(2,621,905)	(19,514,217)
Inventories	715,714	467,279
Prepayments and deposits	(18,750)	(38,610)
Accounts payable and accrued expenses	(296,268)	206,207
Retention payable	(1,055,003)	(457,813)
Taxes payable	1,797,837	189,434
Net cash provided by operating activities	20,705,599	2,338,808

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(588,830)	(422,877)
Increase in construction in progress	-	(7,871,130)
Net cash used in investing activities	(588,830)	(8,294,007)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(302,498)	(297,598)
Net cash used in financing activities	(302,498)	(297,598)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,367,206	(278,492)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,181,477	(6,531,289)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	65,241,035	78,576,060
CASH AND CASH EQUIVALENTS - END OF PERIOD	$86,422,512	$72,044,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,287,273	$2,945,542

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

In the opinion of management, the unaudited financial information for the three and six months ended June 30, 2013 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2012 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(c)           Allowance for Doubtful Accounts

As of June 30, 2013 and December 31, 2012, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month and six-month periods ended June 30, 2013 and 2012.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $86,422,512 and $65,241,035 with these institutions as of June 30, 2013 and December 31, 2012, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  About 89.5% and 100% of the balances of accounts receivable as of June 30, 2013 and December 31, 2012, respectively, are outstanding for less than three months. For the balances of accounts receivable aged more than 90 days as of June 30, 2013, all was settled in July 2013.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due. The Company’s contributions totaled $124,158 and $112,275 for the three-month periods ended June 30, 2013 and 2012, respectively, and totaled $243,913 and $242,393 for the six-month periods ended June 30, 2013 and 2012, respectively.

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

(h)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling as all customers arrange their own transportation of finished goods.  The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue, which amounted to $0 and $80,607 for the six-month periods ended June 30, 2013 and 2012, respectively. There is no such shipping and handling costs for the three-month period ended June 30, 2013 and 2012 as they are borne by the suppliers since April 2012.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

For the three-month periods ended June 30, 2012, Certain eroded protective shells for transmission channels and ducts, with net book values of $911,995, were replaced during the second phase enhancement project, write-offs of the same amounts, were made in this quarter and included in write-off/impairment on property, plant and equipment.

For the three-month and six-month periods ended June 30, 2013, the Company determined that there are no events or circumstances indicating possible impairment of its long-lived assets.

(j)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 5,282,849 and 2,906,971 shares for the three-month periods ended June 30, 2013 and 2012, respectively, and amounted to 5,189,462 and 2,175,548 shares for the six-month periods ended June 30, 2013 and 2012, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(j)           Basic and Diluted Net Income per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
Numerator
Net income	$5,355,899	$5,688,674	$7,238,864	$8,975,781

Denominator
Basic: Weighted-average common shares outstanding during the period	38,367,471	34,560,743	38,367,471	34,560,743
Add: Dilutive effect of stock options	223,656	-	178,571	651
Diluted	38,591,127	34,560,743	38,546,042	34,561,394

Net income per share
Basic	$0.14	$0.16	$0.19	$0.26
Diluted	$0.14	$0.16	$0.19	$0.26

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

(m)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month and six-month periods ended June 30, 2013 or issued during 2013 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories consist of:

	June 30, 2013	December 31, 2012

Raw materials	$692,551	$773,453
Finished goods	4,707,039	5,248,039
Allowance for obsolete and slow-moving inventory	(28,376)	(27,894)
	$5,371,214	$5,993,598

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month periods ended June 30, 2013 and 2012, amortization of prepaid land lease totaled $91,703 and $50,180, respectively, which were recorded as cost of net revenue. During the six-month periods ended June 30, 2013 and 2012, amortization of prepaid land lease totaled $189,918 and $105,051, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships. Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land. The parcels of land that the Company could not obtain land use rights certificates cover a total of approximately 59.39 square kilometers with an aggregate carrying value of $1,169,534 and approximately 59.39 square kilometers with an aggregate carrying value of $753,086 as at June 30, 2013 and December 31, 2012, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2013	December 31, 2012
At cost:
Mineral rights	$6,443,763	$6,334,277
Buildings	51,785,222	50,905,337
Plant and machinery	168,992,691	166,121,329
Motor vehicles	9,298	9,140
Furniture, fixtures and office equipment	4,859,614	4,777,044
Total	232,090,588	228,147,127
Less: Accumulated depreciation and amortization	(76,972,730)	(62,204,585)
Net book value	$155,117,858	$165,942,542

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The aggregate carrying values of these properties situated on parcels of the land are $39,179,525 and $39,563,438 as at June 30, 2013 and December 31, 2012, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended June 30, 2013, depreciation and amortization expense totaled $6,812,181, of which $6,504,164 and $308,017 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended June 30, 2012, depreciation and amortization expense totaled $5,521,178, of which $5,403,370 and $117,808 were recorded as cost of net revenue and administrative expenses, respectively. During the six-month period ended June 30, 2013, depreciation and amortization expense totaled $13,554,571, of which $12,758,306 and $796,264 were recorded as cost of sales and administrative expenses respectively. During the six-month period ended June 30, 2012, depreciation and amortization expense totaled $11,118,099, of which $10,645,703 and $472,396 were recorded as cost of sales and administrative expenses respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	June 30, 2013	December 31, 2012
At cost:
Buildings	$133,190	$130,925
Plant and machinery	2,503,566	2,461,028
Total	2,636,756	2,591,953
Less: Accumulated depreciation and amortization	(738,073)	(595,475)
Net book value	$1,898,683	$1,996,478

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month periods ended June 30, 2013 and 2012, depreciation and amortization expense totaled $65,870 and $86,247, respectively, which was recorded as cost of net revenue. During the six-month periods ended June 30, 2013 and 2012, depreciation and amortization expense totaled $130,968 and $172,489, respectively, which was recorded as cost of net revenue.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
Accounts payable	$5,173,565	$3,797,552
Salary payable	202,317	190,926
Social security insurance contribution payable	56,643	52,399
Price adjustment funds	395,936	1,758,828
Other payables	502,183	733,531
Total	$6,330,644	$6,533,236

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month and six-month periods ended June 30, 2013, the Company borrowed $99,000 and $420,449, respectively, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2013	2012
Income tax payable	$2,129,332	$606,190
Mineral resource compensation fee payable	366,583	239,776
Value added tax payable	1,065,876	771,673
Land use tax payable	940,364	888,349
Other tax payables	213,398	350,670
Total	$4,715,553	$2,856,658

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	June 30,	December 31,
	Interest rate	2013	2012
Total capital lease obligations	6.7%	$3,003,942	$3,146,066
Less: Current portion		(99,011)	(193,164)
Capital lease obligations, net of current portion		$2,904,931	$2,952,902

Interest expenses from capital lease obligations amounted to $53,416 and $54,024 for the three-month periods ended June 30, 2013 and 2012, respectively, which were charged to the income statements. Interest expenses from capital lease obligations amounted to $106,206 and $108,044 for the six-month periods ended June 30, 2013 and 2012, respectively, which were charged to the income statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 ––EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s comment stocks to 80,000,000. The Company is in the process of filing the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2013 for SCHC and SYCI is 35% and 50% of its registered capital respectively.

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

On May 30, 2013, the Company granted to 3 executive officers and 17 management staff options to purchase 600,000 shares and 203,000 shares of the Company’s common stock, respectively, at an exercise price of $0.952 per share and the options vested immediately. The options to executive officers and management staff were valued at $394,100 and $133,300 fair value, respectively, both with assumed 80.76% volatility, a four-year expiration term with expected tenor of 2 years, a risk free rate of 0.29% and no dividend yield.

The following table summarizes all Company stock option transactions between January 1, 2013 and June 30, 2013.

	Number of Option and Warrants Outstanding	Number of Option and Warrants Vested	Range of Exercise Price per Common Share
Balance, January 1, 2013	1,974,471	1,974,471	$0.95 - $12.60
Granted and vested during the six-month period ended June 30, 2013	815,500	815,500	$0.95 - $1.12
Balance, June 30, 2013	2,789,971	2,789,971	$0.95 - $12.60

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION – Continued

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average	Weighted Average
			Remaining	Exercise Price of
	Outstanding at June 30, 2013	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	2,789,971	$0.95 - $12.60	2.75	$ 3.11

The weighted average grant-date fair values as at June 30, 2013 and December 31, 2012 were $3.64 and $4.62, respectively.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2013 and 2012, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2013 and 2012.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and six-month periods ended June 30, 2013 and 2012.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2013 and 2012 are 16.5%.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

As of June 30, 2013 and December 31, 2012, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $208,469,568 and $197,042,047, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2013 and December 31, 2012, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of June 30, 2013 and December 31, 2012, the unrecognized WHT are $9,321,132 and $8,768,486, respectively.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
Current taxes – PRC	$2,048,722	$1,892,567	$2,791,042	$3,148,833
Deferred taxes – PRC	-	82,622	-	160,826
	$2,048,722	$1,975,189	$2,791,042	$3,309,659

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2013	2012	2013	2012
Statutory income tax rate	25%	25%	25%	25%
Non-deductible expenses	1%	0%	1%	0%
US federal net operating loss	2%	1%	2%	2%
Effective tax rate	28%	26%	28%	27%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$7,094	$6,973
Impairment on property, plant and equipment	472,812	464,778
Exploration costs	1,812,721	1,781,921
Compensation costs of unexercised stock options	1,990,360	1,809,378
US federal net operating loss	8,876,646	8,809,935
Total deferred tax assets	13,159,633	12,872,985
Valuation allowance	(10,867,006)	(10,619,313)
Net deferred tax asset	$2,292,627	$2,253,672

Current deferred tax asset	$7,094	$6,973
Long-term deferred tax asset	$2,285,533	$2,246,699

The increase in valuation allowance for each of the three-month periods ended June 30, 2013 and 2012 is $148,308 and $106,382, respectively, and six-month periods ended June 30, 2013 and 2012 is $247,693 and $330,313, respectively.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2013 and December 31, 2012.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

Three-Month Period Ended June 30, 2013	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$17,473,276	$3,629,976	$11,750,644	$32,853,896	$-	$32,853,896
Net revenue (intersegment)	777,746	-	-	777,746	-	777,746
Income (loss) from operations before taxes	3,882,612	728,638	3,572,036	8,183,286	(804,511)	7,378,775
Income taxes	941,322	209,755	897,645	2,048,722	-	2,048,722
Income (loss) from operations after taxes	2,941,290	518,883	2,674,391	6,134,564	(804,511)	5,330,053
Total assets	174,524,258	56,693,091	60,193,635	291,410,984	86,337	291,497,321
Depreciation and amortization	4,309,920	1,687,487	880,645	6,878,052	-	6,878,052
Capital expenditures	-	-	-	-	-	-
Write-off / Impairment	-	-	-	-	-	-

Three-Month Period Ended June 30, 2012	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$17,539,429	$3,779,658	$9,995,759	$31,314,846	$-	$31,314,846
Net revenue (intersegment)	808,596	-	-	808,596	-	808,596
Income (loss) from operations before taxes	3,933,561	888,555	3,007,381	7,829,497	(196,294)	7,633,203
Income taxes	1,018,311	198,783	758,095	1,975,189	-	1,975,189
Income (loss) from operations after taxes	2,915,250	689,772	2,249,286	5,854,308	(196,294)	5,658,014
Total assets	158,305,734	56,621,811	50,634,822	265,562,367	425,477	265,987,844
Depreciation and amortization	3,509,790	1,442,179	655,456	5,607,425	-	5,607,425
Capital expenditures	6,567,296	1,281,991	-	7,849,287	-	7,849,287
Write-off / Impairment	763,043	148,952	-	911,995	-	911,995

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2013	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$29,207,643	$6,080,762	$20,068,071	$55,356,476	$-	$55,356,476
Net revenue (intersegment)	1,392,476	-	-	1,392,476	-	1,392,476
Income (loss) from operations before taxes	4,210,425	1,266,858	5,668,715	11,145,998	(1,161,775)	9,984,223
Income taxes	1,121,955	243,020	1,426,067	2,791,042	-	2,791,042
Income (loss) from operations after taxes	3,088,471	1,023,837	4,242,648	8,354,956	(1,161,775)	7,193,181
Total assets	174,524,258	56,693,091	60,193,635	291,410,984	86,337	291,497,321
Depreciation and amortization	8,687,891	3,246,686	1,750,962	13,685,539	-	13,685,539
Capital expenditures	-	-	-	-	-	-
Write-off / Impairment	-	-	-	-	-	-

Six-Month Period Ended June 30, 2012	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$30,993,311	$6,054,582	$18,075,627	$55,123,520	$-	$55,123,520
Net revenue (intersegment)	1,563,153	-	-	1,563,153	-	1,563,153
Income (loss) from operations before taxes	6,401,865	1,437,005	5,250,276	13,089,146	(878,844)	12,210,302
Income taxes	1,681,209	302,649	1,325,801	3,309,659	-	3,309,659
Income (loss) from operations after taxes	4,720,656	1,134,356	3,924,475	9,779,487	(878,844)	8,900,643
Total assets	158,305,734	56,621,811	50,634,822	265,562,367	425,477	265,987,844
Depreciation and amortization	7,174,033	2,805,685	1,310,870	11,290,588	-	11,290,588
Capital expenditures	6,567,296	1,281,991	-	7,849,287	-	7,849,287
Write-off / Impairment	763,043	148,952	-	911,995	-	911,995

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2013	2012	2013	2012
Total segment operating income	$8,183,286	$7,829,497	$11,145,998	$13,089,146
Corporate costs	(804,511)	(196,294)	(1,161,775)	(878,844)
Income from operations	7,378,775	7,633,203	9,984,223	12,210,302
Other income (expense)	25,846	30,660	45,683	75,138
Income before taxes	$7,404,621	$7,663,863	$10,029,906	$12,285,440

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,166	$751	$1,125	$4,042	12.3%
TOTAL		$2,166	$751	$1,125	$4,042	12.3%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,347	$1,494	$2,055	$6,896	12.5%
TOTAL		$3,347	$1,494	$2,055	$6,896	12.5%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,904	$727	$1,109	$3,740	11.9%
2	Shouguang City Rongyuan Chemical Company Limited	$2,257	$898	$-	$3,155	10.1%
TOTAL		$4,161	$1,625	$1,109	$6,895	22.0%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,634	$1,113	$2,107	$6,854	12.4%
2	Shouguang City Rongyuan Chemical Company Limited	$4,278	$1,346	$-	$5,624	10.2%
TOTAL		$7,912	$2,459	$2,107	$12,478	22.6%

NOTE 15 – MAJOR SUPPLIERS

During the three-month and six-month periods ended June 30, 2013, the Company purchased 83.4% and 82.6% of its raw materials from its top five suppliers, respectively.  As of June 30, 2013, amounts due to those suppliers included in accounts payable were $4,289,947. During the three-month and six-month periods ended June 30, 2012, the Company purchased 85.7% and 83.5% of its raw materials from its top five suppliers, respectively.  As of June 30, 2012, amounts due to those suppliers included in accounts payable were $3,305,237. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers.  During the three-month and six-month periods ended June 30, 2013, the Company sold 40.0% and 40.3% of its products to its top five customers, respectively. As of June 30, 2013, amounts due from these customers were $16,955,022. During the three-month and six-month periods ended June 30, 2012, the Company sold 42.8% and 43.4% of its products to its top five customers, respectively. As of June 30, 2012, amounts due from these customers were $19,888,840. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2013 and December 31, 2012.

NOTE 18 – RESEARCH AND DEVELOPMENT EXPENSES

The total research and development expenses recognized in the income statements during the three-month and six-month periods ended June 30, 2013 were $54,480 and $72,182, respectively, of which the consumption of bromine produced by the Company amounted to $12,461 and $18,582, respectively. The total research and development expenses recognized in the income statements during the three-month and six-month periods ended June 30, 2012 were $62,526 and $105,324, respectively, of which the consumption of bromine produced by the Company amounted to $13,268 and $24,008, respectively.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of June 30, 2013, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of June 30, 2013.

The following table sets forth the Company’s contractual obligations as of June 30, 2013:

	Capital Lease Obligations	Operating Lease Obligations	Construction Project Obligations
Payable within:
the next 12 months	$303,792	$955,478	$-
the next 13 to 24 months	303,792	973,386	-
the next 25 to 36 months	303,792	995,256	-
the next 37 to 48 months	303,792	1,014,923	-
the next 49 to 60 months	303,792	1,038,792	-
thereafter	3,645,509	21,817,253	-
Total	$5,164,472	$26,795,088	$-
Less: Amount representing interest	(2,160,530)
Present value of net minimum lease payments	$3,003,942

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $237,214 and $194,450, which were charged to the income statements for the three-month ended June 30, 2013 and 2012, respectively. Rental expenses related to operating leases of the Company amounted to $471,533 and $388,766, which were charged to the income statements for the six-month ended June 30, 2013 and 2012, respectively.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2013 and 2012.

Comparison of the Three-Month Periods Ended June 30, 2013 and 2012

	Three-Month Period Ended June 30, 2013	Three-Month Period Ended June 30, 2012	% Change
Net revenue	$32,853,896	$31,314,846	5%
Cost of net revenue	$(23,260,201)	$(21,389,651)	9%
Gross profit	$9,593,695	$9,925,195	(3%)
Sales, marketing and other operating expenses	$(25,115)	$(22,709)	11%
Research and development costs	$(54,480)	$(62,526)	(13%)
Write-off/Impairment on property, plant and equipment	$-	$(911,995)	(100%)
General and administrative expenses	$(2,422,452)	$(1,370,866)	77%
Other operating income	$287,127	$76,104	277%
Income from operations	$7,378,775	$7,633,203	(3%)
Other income (expense), net	$25,846	$30,660	(16%)
Income before taxes	$7,404,621	$7,663,863	(3%)
Income taxes	$(2,048,722)	$(1,975,189)	4%
Net income	$5,355,899	$5,688,674	(6%)

Net revenue.  Net revenue was $32,853,896 for three-month period ended June 30, 2013, an increase of approximately $1.5 million (or 5%) as compared to the same period in 2012. This increase was primarily attributable to the growth in our chemical products segment products, which increased from $9,995,759 for the three-month period ended June 30, 2012 to $11,750,644 for the same period in 2013, an increase of approximately 18%.

Revenue from the crude salt segment decreased from $3,779,658 for the three-month period ended June 30, 2012 to $3,629,976 for the same period in 2013, a decrease of approximately 4%. Revenue from the bromine products segment slightly decreased from $17,539,429 for the three-month period ended June 30, 2012 to $17,473,276 for the same period in 2013, a decrease of approximately 0.4%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Increase/Decrease
	June 30, 2013		June 30, 2012		of Net Revenue
Segment		% of total		% of total
Bromine	$17,473,276	53%	$17,539,429	56%	(0.4%)
Crude Salt	$3,629,976	11%	$3,779,658	12%	(4%)
Chemical Products	$11,750,644	36%	$9,995,759	32%	18%
Total sales	$32,853,896	100%	$31,314,846	100%	5%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2013	June 30, 2012	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	5,666	5,031	13%
Crude Salt	89,140	100,745	(12%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2013	June 30, 2012	Increase/(Decrease)
Oil and gas exploration additives	3,493	3,057	14%
Paper manufacturing additives	1,207	771	57%
Pesticides manufacturing additives	800	830	(4%)
Overall	5,500	4,658	18%

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in the selling price of bromine, offset by the increase in average selling price. The selling price of bromine decreased from $3,486 per tonne for the three-month period ended June 30, 2012 to $3,084 tonnes for the same period in 2013, a decrease of 12%. The major reason for the decrease in the selling price of bromine was mainly attributable to the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. As a result, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price for this quarter increased $128 per tonne, as compared with the three-month period ended December 31, 2012, which was $2,954 per tonne. We expect the average selling price of bromine to remain at the current level through the end of 2013 should the PRC government’s macro-economic tightening policy remain in place.

Due to the lower level of bromine price, our customers increased their bromine inventories. The sales volume of bromine increased from 5,031 tonnes for the three-month periods ended June 30, 2012 to 5,666 tonnes for the same period in 2013, an increase of 13%. The table below shows the changes in the average selling price and changes in the sales volume of bromine for three-month period ended June 30, 2013 from the same period in 2012.

Three-Month Period Ended June 30,
Increase / (Decrease) in net revenue of bromine as a result of:	2013 vs. 2012
Decrease in average selling price	$(2,153,185)
Increase in sales volume	$2,087,032
Total effect on net revenue of bromine	$(66,153)

Crude salt segment

The decrease in net revenue from our crude salt segment was mainly due to the decrease in the sales volume of crude salt, offset by the increase in average selling price. The sales volume of crude of crude salt decreased by 12% from 100,745 tonnes for the three-month period ended June 30, 2012 to 89,140 tonnes for the same period in 2013. The major reason for the decrease in the sales volume of crude salt was mainly attributable to the large volume of crude salt inventory held by our customers and the decreased crude salt terminal products sales due to macro-economic tightening policy imposed by the PRC government.

The average selling price of crude salt increased from $37.52 per tonne for the three-month period ended June 30, 2012 to $40.72 per tonne for the same period in 2013, an increase of 9%.

We noted an upward trend in the average selling price of crude salt since the third quarter of 2011 as due to the stable demand of the crude salt. The average selling price increased from $37.19 per tonne in the third quarter of 2011 to $40.72 per tonne in the second quarter of 2013. We expect the average selling price of crude salt to remain at current levels through the end of 2013. The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended June 30, 2013 from the same period in 2012.

Three-Month Period Ended June 30,
Increase / (Decrease) in net revenue of crude salt as a result of:	2013 vs. 2012
Increase in average selling price	$304,307
Decrease in sales volume	$(453,989)
Total effect on net revenue of crude salt	$(149,682)

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	June 30, 2013		June 30, 2012		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$6,676,522	57%	$5,569,089	56%	20%
Paper manufacturing additives	$1,393,172	12%	$985,068	10%	41%
Pesticides manufacturing additives	$3,680,950	31%	$3,441,602	34%	7%
Total sales	$11,750,644	100%	$9,995,759	100%	18%

Net revenue from our chemical products segment increased from $9,995,759 for the three-month period ended June 30, 2012 to $11,750,644 for the same period in 2013, an increase of approximately 18%. The increase was attributable to the increase in demand for our oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $6,676,522 (or 57%) and $5,569,089 (or 56%) of our chemical segment revenue for the three-month periods ended June 30, 2013 and 2012, respectively, with an increase of $1,107,433, or 20%. Net revenue from our paper manufacturing additives increased from $985,068 for the three-month period ended June 30, 2012 to $1,393,172 for the same period in 2013, an increase of approximately 41%. Net revenue from our pesticides manufacturing additives increased from $3,441,602 for the three-month period ended June 30, 2012 to $3,680,950 for the same period in 2013, an increase of approximately 7%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for three-month period ended June 30, 2013 from the same period in 2012.

Increase / (Decrease) in net revenue, for the three-month period ended June 30, 2013 vs. 2012, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase / (Decrease) in average selling price	$293,606	$(122,048)	$370,563	$542,121
Increase / (Decrease) in sales volume	$813,827	$530,153	$(131,216)	$1,212,764
Total effect on net revenue of chemical products	$1,107,433	$408,105	$239,347	$1,754,885

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2013		June 30, 2012		Net Revenue
Segment		% of total		% of total
Bromine	$12,705,212	55%	$11,969,325	56%	6%
Crude Salt	$2,678,177	11%	$2,556,779	12%	5%
Chemical Products	$7,876,812	34%	$6,863,547	32%	15%
Total	$23,260,201	100%	$21,389,651	100%	9%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $23,260,201 for three-month period ended June 30, 2013, an increase of $1,870,550 (or 9%) as compared to the same period in 2012. The increase in overall cost of net revenue was mainly attributable to the increase in volume of products sold and the increase in depreciation and amortization of manufacturing plant and machinery, which was partially offset by the decrease in purchase price of raw materials.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Three-month period ended June 30, 2012	44,547		47%
Three-month period ended June 30, 2013	47,347		51%
Variance of the three-month periods ended June 30, 2013 and 2012	2,800	(ii)	4%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

(ii) The increase in 2,800 tonnes production capacity represents the management’s estimate of the capacity of Factory No. 11 acquired in late November 2012.

Our utilization ratio increased by 4% for the three-month period ended June 30, 2013 as compared with the same period in 2012. The increase in utilization was mainly attributable to the increasing demand of bromine from the downstream industrial customers.

Bromine segment
For the three-month period ended June 30, 2013, the cost of net revenue for the bromine segment was $12,705,212, an increase of $735,888 or 6% over the same period in 2012. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $6,322,171 (or 50%), depreciation and amortization of manufacturing plant and machinery of $4,202,661 (or 33%) and electricity of $918,704 (or 7%) for the three-month period ended June 30, 2013. For the three-month period ended June 30, 2012, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $6,616,505 (or 55%), depreciation and amortization of manufacturing plant and machinery of $3,423,638 (or 29%) and electricity of $799,502 (or 7%), the cost structure changed as compared with the same period in 2012 where the contribution from cost of raw materials and finished goods consumed decreased by 5% and depreciation and amortization of manufacturing plant and machinery increased by 4%. The increase in net cost of net revenue was mainly attributable to the increase in volume of products sold and the increase in depreciation and amortization of manufacturing plant and machinery, which was largely offset by the decrease in purchase price of raw material.

The table below represents the major production cost component of bromine per tonne sold for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	June 30, 2013		June 30, 2012		% Change
		% of total		% of total
Raw materials	$1,116	50%	$1,315	55%	(15%)
Depreciation and amortization	$742	33%	$681	29%	9%
Electricity	$162	7%	$159	7%	2%
Others	$222	10%	$224	9%	(0.9%)
Production cost of bromine per tonne	$2,242	100%	$2,379	100%	(6%)

Our production cost of bromine per tonne sold was $2,242 for the three-month period ended June 30, 2013, a decrease of 6% (or $137) as compared to the same period in 2012, which was attributable mainly to the component of raw materials consumed. The significant percentage decrease in raw materials consumed per tonne by 15% was due to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government. The cost of depreciation and amortization of the plant and machinery per tonne increased by 9% as compared to the same period in 2012, which was mainly attributable to the enhancement projects in second quarter of 2012 to our extraction wells and transmission channels and ducts, which accelerated the depreciation and amortization of the plant and machinery.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended June 30, 2013 was $2,678,177, representing an increase of $121,398, or 5%, compared to $2,556,779 for the same period in 2012. The increase in cost was mainly due to the increase in the number of enhancement projects performed in second quarter of 2012, which in turn resulted in an increase in the depreciation and amortization of manufacturing plant and machinery. The significant cost components for the three-month period ended June 30, 2013 were depreciation and amortization of $1,854,237 (or 69%), resource taxes calculated based on crude salt sold of $287,316 (or 11%) and electricity of $228,176 (or 9%). The significant cost components for the three-month period ended June 30, 2012 were depreciation and amortization of $1,771,016 (or 69%), resource taxes calculated based on crude salt sold of $319,462 (or 12%) and electricity of $193,917 (or 8%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	June 30, 2013		June 30, 2012		% Change
		% of total		% of total
Depreciation and amortization	$20.8	69%	$17.6	69%	18%
Resource tax	$3.2	11%	$3.2	13%	0%
Electricity	$2.6	9%	$2.0	8%	33%
Others	$3.4	11%	$2.6	10%	31%
Production cost of crude salt per tonne	$30.0	100%	$25.4	100%	18%

Our production cost of crude salt per tonne was $30.0 for the three-month period ended June 30, 2013, an increase of 18% (or $4.6) as compared to the same period in 2012, which was attributable mainly to the components of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 18% was due to the enhancement projects in second quarter of 2012 to our extraction wells and transmission channels and ducts, which accelerated the depreciation and amortization of the plant and machinery. Other production costs represented mainly salaries and welfare of labor for the crude salt fields.

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2013, was $7,876,812, representing an increase of $1,013,265 or 15% over the same period in 2012. The significant costs were cost of raw material and finished goods consumed of $6,846,444 (or 87%) and $5,989,603 (or 87%) and depreciation and amortization of manufacturing plant and machinery of $703,786 (or 9%) and $640,617 (or 9%) for each of the three-month periods ended June 30, 2013 and 2012, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of our manufacturing plant and machinery, the rate of increase for the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit. Gross profit was $9,593,695, or 29%, of net revenue for three-month period ended June 30, 2013 compared to $9,925,195, or 32%, of net revenue for the same period in 2012. The decrease in gross profit percentage was primarily attributable to a drop in the margin percentage of bromine and crude salt segments.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2013		June 30, 2012		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$4,768,064	27%	$5,570,105	32%	(5%)
Crude Salt	$951,799	26%	$1,222,878	32%	(6%)
Chemical Products	$3,873,832	33%	$3,132,212	31%	2%
Total Gross Profit	$9,593,695	29%	$9,925,195	32%	(3%)

Bromine segment
For the three-month period ended June 30, 2013, the gross profit margin for our bromine segment was 27% compared to 32% for the same period in 2012. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price in the three-month ended June 30, 2013 was adversely affected. We cut the average selling price of bromine from $3,486 per tonne for the three-month period ended June 30, 2012 to $3,084 per tonne for the same period in 2013, a decrease of 12%, in order to compete with other bromine manufacturers. Also, as mentioned in our 2012 Form 10-K, we completed certain enhancements of our facilities in the second quarter of 2012 to pump brine water from deeper underground in order to improve the quality of brine water being extracted from our wells, which in turn increased the depreciation and amortization of the plant and equipment and hence the cost of net revenue of bromine. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2013 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the three-month period ended June 30, 2013 the gross profit margin for our crude salt segment was 26% compared to 32% for the same period in 2012. This 6% decrease in our gross profit margin is mainly attributable to (i) the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects in the second quarter of 2012 to our extraction wells and transmission channels and ducts as mentioned in our 2012 Form 10-K; and (ii) the sales volume decreased from 100,745 tonnes for the three-month period ended June 30, 2012 to 89,140 tonnes for the same period in 2013, a decrease of 12%.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended June 30, 2013 was 33% compared to 31% for the same period in 2012, an increase of 2%. As previously mentioned, the increase in gross profit margin was a result of the increase in demand for our oil and gas exploration additives and paper manufacturing additives which in turn increased the sales volume of these chemical products. As sales of oil and gas exploration additives contributed more than 57% of our total chemical products segment’s net revenue, the increase in demand largely increased the gross profit margin of our chemical products segment.

Research and Development Costs . The total research and development costs incurred for the three-month periods ended June 30, 2013 and 2012 were $54,480 and $62,526, respectively, a decrease of 13%. Research and development costs for the three-month period ended June 30, 2013and 2012 represented raw materials used by SYCI for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment of $911,995 for the three-month period ended June 30, 2012 represented the write-off of certain protective shells to transmission pipelines and ducts replaced during the second phase enhancement project that started in May 2012. There was no write-off on property, plant and equipment for the three-month period ended June 30, 2013.

General and Administrative Expenses. General and administrative expenses were $2,422,452 for the three-month period ended June 30, 2013, an increase of $1,051,586 (or 77%) as compared to $1,370,866 for the same period in 2012. This increase in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees increased from $11,000 for the three-month period ended June 30,2012 to $527,400 for the same period of 2013 ; and (ii) the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the three-month period ended June 30,2013 amounted to $366,028, as compared to the unrealized exchange gain for the same period in 2012 amounted to $116,379.

Other Operating Income Other operating income was $287,127 for the three-month period ended June 30, 2013, which represented (i)the sales of wastewater to some of our customers in the amount of $116,035 and (ii) a sum of $171,092 for insurance compensation received in 2013 for legal fees incurred in 2012. The other operating income for the three-month period ended June 30, 2012 represented a sum of $76,104 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $7,378,775 for the three-month period ended June 30, 2013 (or 22% of net revenue), a decrease of $254,428, or approximately 3%, over income from operations for the same period in 2012. The decrease resulted primarily from (i) the increase in depreciation and amortization of the plant and machinery due to the enhancement projects from in the second quarter of 2012 to our extraction wells and transmission channels and ducts, which accelerated the depreciation and amortization of the plant and machinery; and (ii) the selling price of bromine decreased from $3,486 per tonne for the three-month period ended June 30, 2012 to $3,084 tonnes for the same period in 2013; and (iii) a non-cash expense related to stock options granted to employees increased from $11,000 for the three-month period ended June 30,2012 to $527,400 for the same period of 2013, partially offset by write-off of certain protective shells to transmission pipelines and ducts replaced during the second phase enhancement project in the amount of $911,995 that started in May 2012.

	Income from Operations by Segment
	Three-Month Period Ended June 30, 2013		Three-Month Period Ended June 30, 2012
Segment:		% of total		% of total
Bromine	$3,882,612	47%	$3,933,561	50%
Crude Salt	728,638	9%	888,555	11%
Chemical Products	3,572,036	44%	3,007,381	39%
Income from operations before corporate costs	8,183,286	100%	7,829,497	100%
Corporate costs	(804,511)		(196,294)
Income from operations	$7,378,775		$7,633,203

Bromine segment
Income from operations from our bromine segment was $3,882,612 for the three-month period ended June 30, 2013, a decrease of $50,949 (or approximately 1%) as compared to the same period in 2012. This slightly decrease resulted primarily from the decrease in  average selling price (contributed a decrease of approximately $2.15 million) as a result of the PRC government’s macro-economic tightening policy, which was partially offset by the increase in sales volume (contributed an increase of approximately $2.09 million) due to the lower level of bromine price which resulted in our customers increasing the level of inventory holding in bromine.

Crude salt segment
Income from operations from our crude salt segment was $728,638 for the three-month period ended June 30, 2013, a decrease of $159,917 (or approximately 18%) compared to the same period in 2012. This decrease resulted primarily from the decrease in sales volume (contributed a decrease of approximately $0.45 million) due to the large volume of crude salt inventory held by our customers and the decreased crude salt terminal products sales due to macro-economic tightening policy imposed by the PRC government, which was partially offset by the increase in selling price (contributed an increase of approximately $0.30 million).

Chemical products segment
Income from operations from our chemical products segment was $3,572,036 for the three-month period ended June 30, 2013, an increase of $564,655 (or approximately 19%) compared to the same period in 2012. This increase primarily due to the increase in demand for our oil and gas exploration additives and paper manufacturing additives, which was partially offset by the increase of the depreciation from the newly acquired office units in September 2012.

Other Income, Net Other income, net of $25,846 represented bank interest income, net of capital lease interest expense for the three -month period ended June 30, 2013, a decrease of $4,814 (or approximately 16%) as compared to the same period in 2012, mainly due to lower average bank balance held during the three months period ended June 30, 2013 compared to the same period ended June 30, 2012.

Net Income Net income was $5,355,899 for the three-month period ended June 30, 2013, a decrease of $332,775 (or approximately 6%) compared to the same period in 2012. This decrease was primarily attributable to the non-cash expense related to stock options granted to employees recognized for the three-month period ended June 30, 2013.

Effective Tax Rate Our effective tax rate for the three-month periods ended June 30, 2013 and 2012 were 28% and 26% respectively. The effective tax rate for the three-month periods ended June 30, 2013 and 2012 was 3% and 1% higher than the PRC statutory income tax rate of 25%, mainly due to the US federal net operating loss incurred by the Company during both periods in which a full valuation allowance was booked.

Comparison of the Six-Month Periods Ended June 30, 2013 and 2012

	Six-Month Period Ended June 30, 2013	Six-Month Period Ended June 30, 2012	% Change
Net revenue	$55,356,476	$55,123,520	0.4%
Cost of net revenue	$(41,245,673)	$(38,505,533)	7%
Gross profit	$14,110,803	$16,617,987	(15%)
Sales, marketing and other operating expenses	$(45,418)	$(40,473)	12%
Research and development costs	$(72,182)	$(105,324)	(31%)
Write-off/Impairment on property, plant and equipment	$-	$(911,995)	(100%)
General and administrative expenses	$(4,391,669)	$(3,483,071)	26%
Other operating income	$382,689	$133,178	187%
Income from operations	$9,984,223	$12,210,302	(18%)
Other income, net	$45,683	$75,138	(39%)
Income before taxes	$10,029,906	$12,285,440	(18%)
Income taxes	$(2,791,042)	$(3,309,659)	(16%)
Net income	$7,238,864	$8,975,781	(19%)

Net revenue.  Net revenue for six-month period ended June 30, 2013 was $55,356,476, representing an increase of approximately $0.2 million (or 0.4%) over the same period in 2012. Revenue from the bromine segment decrease from $30,993,311 for the six-month periods ended June 30, 2012 to $29,207,643 for the same period in 2012, a decrease of approximately 6%. Revenue from the crude salt segment increase from $6,054,582 for the six-month period ended June 30, 2012 to $6,080,762 for the same period in 2013, an increase of approximately 0.4%. Revenue from the chemical segment increased from $18,075,627 for the six-month period ended June 30, 2012 to $20,068,071 for the same period in 2013, an increase of approximately 11%.

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase /Decrease
	June 30, 2013		June 30, 2012		of Net Revenue
Segment		% of total		% of total
Bromine	$29,207,643	53%	$30,993,311	56%	(6%)
Crude Salt	$6,080,762	11%	$6,054,582	11%	0.4%
Chemical Products	$20,068,071	36%	$18,075,627	33%	11%
Total sales	$55,356,476	100%	$55,123,520	100%	0.4%

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2013	June 30, 2012	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	9,509	8,800	8%
Crude Salt	151,147	160,581	(6%)

	Six-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2013	June 30, 2012	Increase/(Decrease)
Oil and gas exploration additives	5,984	5,401	11%
Paper manufacturing additives	2,046	1,253	63%
Pesticides manufacturing additives	1,484	1,628	(9%)
Wastewater treatment chemical additives	-	-
Overall	9,514	8,282	15%

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in the selling price of bromine. The selling price of bromine decreased from $3,522 per tonne for the six-month period ended June 30, 2012 to $3,072 per tonnes for the same period in 2013, a decrease of 13%. The major reason for the decrease in the selling price of bromine was mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. As a result, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price for the first half of 2013 remained relatively stable at around $3,050 per tonne. We expect the average selling price of bromine to remain at the current level through the end of 2013 should the PRC government’s macro-economic tightening policy remain in place.

Due to the lower level of bromine price, our customers increased their inventories. The sales volume of bromine increased from 8,800 tonnes for the six-month periods ended June 30, 2012 to 9,509 tonnes for the same period in 2013, an increase of 8%. The table below shows the changes in the average selling price and changes in the sales volume of bromine for six-month period ended June 30, 2013 from the same period in 2012.

Six-Month Period Ended June 30,
Increase / (Decrease) in net revenue of bromine as a result of:	2013 vs. 2012
Decrease in average selling price	$(4,121,856)
Increase in sales volume	$2,336,188
Total effect on net revenue of bromine	$(1,785,668)

Crude salt segment
The slightly increase in net revenue from our crude salt segment was mainly due to the increase in the average selling price of crude salt , offset by the decrease in sales volume. The average selling price of crude salt increased from $37.70 per tonne for the six-month period ended June 30, 2012 to $40.23 per tonne for the same period in 2013, an increase of 7%.

The sales volume of crude salt decreased by 6% from 160,581 tonnes for the six-month period ended June 30, 2012 to 151,147 tonnes for the same period in 2013. The major reason for the decrease in the sales volume of crude salt was mainly attributable to the large volume of inventory held by our customers and the decreased crude salt terminal products sales due to Macro-economic tightening policy imposed by the PRC government.

We noted an upward trend in the average selling price of crude salt since the third quarter of 2011 as due to the stable demand of the crude salt. The average selling price increased from $37.19 per tonne in the third quarter of 2011 to $40.72 per tonne in the second quarter of 2013. We expect the average selling price of crude salt to remain at current levels through the end of 2013. The table below shows the changes in the average selling price and changes in the sales volume of crude salt for six-month period ended June 30, 2013 from the same period in 2012.

Six-Month Period Ended June 30,
Increase / (Decrease) in net revenue of crude salt as a result of:	2013 vs. 2012
Increase in average selling price	$393,800
Decrease in sales volume	$(367,620)
Total effect on net revenue of crude salt	$26,180

Chemical products segment
	Product Mix of Chemical Products Segment				Percent
	Six-Month Period Ended		Six-Month Period Ended		Change of
	June 30, 2013		June 30, 2012		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$11,298,200	56%	$9,730,648	54%	16%
Paper manufacturing additives	$2,283,844	12%	$1,665,601	9%	37%
Pesticides manufacturing additives	$6,486,027	32%	$6,679,378	37%	(3%)
Total sales	$20,068,071	100%	$18,075,627	100%	11%

Net revenue from our chemical products segment increased from $18,075,627 for the six-month period ended June 30, 2012 to $20,068,071 for the same period in 2013, an increase of approximately 11%. The increase was mainly attributable to the increase in demand our oil and gas exploration additives and paper manufacturing additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $11,298,200 (or 56%) and  $9,730,648 (or 54%) of our chemical segment revenue for the six-month periods ended June 30, 2013 and 2012, respectively, with an increase of $1,567,552, or 16%. Net revenue from our paper manufacturing additives increased from $1,665,601 for the six-month period ended June 30, 2012 to $2,283,844 for the same period in 2013, an increase of approximately 37%.

However, the effect of the increase in net revenue from our oil and gas exploration additives and paper manufacturing additives segments was partially offset by the decrease in the sales volume of our pesticides manufacturing additives products due to the decreasing demand form the downstream industrial customers. Net revenue from our pesticides manufacturing additives products decreased from $6,679,378 for the six-month period ended June 30, 2012 to $6,486,027 for the same period in 2013, a decrease of approximately 3%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for six-month period ended June 30, 2013 from the same period in 2012.

Increase / (Decrease) in net revenue, for the six-month period ended June 30, 2013 vs. 2012, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase / (Decrease) in average selling price	$492,003	$(351,413)	$416,737	$557,327
Increase / (Decrease) in sales volume	$1,075,549	$969,656	$(610,088)	$1,435,117
Total effect on net revenue of chemical products	$1,567,552	$618,243	$(193,351)	$1,992,444

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2013		June 30, 2012		Net Revenue
Segment		% of total		% of total
Bromine	$23,035,054	56%	$21,813,821	57%	6%
Crude Salt	$4,374,856	11%	$4,095,520	10%	7%
Chemical Products	$13,835,763	33%	$12,596,192	33%	10%
Total	$41,245,673	100%	$38,505,533	100%	7%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $41,245,673 for six-month period ended June 30, 2013, an increase of $2,740,140 (or 7%) over the same period in 2012. The increase in overall cost of net revenue was mainly attributable to the increase in volume of products sold and the increase in depreciation and amortization of manufacturing plant and machinery, which was partially offset by the decrease in purchase price of raw materials

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Six-month period ended June 30, 2012	44,547		42%
Six-month period ended June 30, 2013	47,347		42%
Variance of the six-month periods ended June 30, 2013 and 2012	2,800	(ii)	0%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

(ii) The increase in 2,800 tonnes production capacity represents the management’s estimate of the capacity of Factory No. 11 acquired in late November 2012.

Bromine segment
For the six-month period ended June 30, 2013, the cost of net revenue for the bromine segment was $23,035,054, an increase of $1,221,234 or 6% over the same period in 2012. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $10,929,289 (or 47%), depreciation and amortization of manufacturing plant and machinery of $8,315,921 (or 36%) and electricity of $1,499,228 (or 7%) for the six-month period ended June 30, 2013. For the six-month period ended June 30, 2012, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $11,466,046 (or 53%), depreciation and amortization of manufacturing plant and machinery of $6,794,153 (or 31%) and electricity of $1,439,750 (or 7%), the cost structure changed as compared with the same period in 2012 where the contribution from cost of raw materials and finished goods consumed decreased by 6% and depreciation and amortization of manufacturing plant and machinery increased by 5%. The increase in net cost of net revenue was mainly attributable to the increase in volume of products sold and the increase in depreciation and amortization of manufacturing plant and machinery, which was largely offset by the decrease in purchase price of raw material.

The table below represents the major production cost component of bromine per tonne sold for respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of bromine segment	June 30, 2013		June 30, 2012		% Change
		% of total		% of total
Raw materials	$1,149	47%	$1,303	53%	(12%)
Depreciation and amortization	$874	36%	$772	31%	13%
Electricity	$158	7%	$164	7%	(4%)
Others	$241	10%	$240	9%	0.4%
Production cost of bromine per tonne	$2,422	100%	$2,479	100%	(2%)

Our production cost of bromine per tonne sold was $2,422 for the six-month period ended June 30, 2013, a decrease of 2% (or $57) as compared to the same period in 2012, which was attributable mainly to the component of raw materials consumed. The significant percentage decrease in raw materials consumed per tonne by 12% was due to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government. The cost of depreciation and amortization of the plant and machinery per tonne increased by 13% as compared to the same period in 2012, which was mainly attributable to the enhancement projects in second quarter of 2012 to our extraction wells and transmission channels and ducts, which accelerated the depreciation and amortization of the plant and machinery.

Crude salt segment
For the six-month period ended June 30, 2013, the cost of net revenue for our crude salt segment was $4,374,856, representing an increase of $279,335, or 7%, compared to $4,095,520 for the same period in 2012. The increase in cost was mainly due to the increase in the number of enhancement projects performed in second quarter of 2012, which in turn resulted in an increase in the depreciation and amortization of manufacturing plant and machinery. The significant cost components for the six-month period ended June 30, 2013 were depreciation and amortization of $3,075,645 (or 70%), resource taxes calculated based on crude salt sold of $484,834 (or 11%) and electricity of $314,627 (or 7%). The significant cost components for the six-month period ended June 30, 2012 were depreciation and amortization of $2,874,870 (or 70%), resource taxes calculated based on crude salt sold of $509,191 (or 12%) and electricity of $277,967 (or 7%).The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of crude salt segment	June 30, 2013		June 30, 2012		% Change
		% of total		% of total
Depreciation and amortization	$20.3	70%	$17.9	70%	14%
Resource tax	$3.2	11%	$3.2	12%	0%
Electricity	$2.1	7%	$1.8	7%	17%
Others	$3.3	12%	$2.6	11%	27%
Production cost of crude salt per tonne	$28.9	100%	$25.5	100%	14%

Our production cost of crude salt per tonne was $28.9 for the six-month period ended June 30, 2013, an increase of 14% (or $3.4) as compared to the same period in 2012, which was attributable mainly to the components of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 14% was due to the enhancement projects in second quarter of 2012 to our extraction wells and transmission channels and ducts, which accelerated the depreciation and amortization of the plant and machinery. Other production costs represented mainly salaries and welfare of labor for the crude salt fields.

Chemical products segment
For the six-month period ended June 30, 2013, cost of net revenue for our chemical products segment was $13,835,763, representing an increase of $1,239,571 or 10% over the same period in 2012. The significant costs were cost of raw material and finished goods consumed of $11,822,839 (or 85%) and $10,796,469 (or 86%)and depreciation and amortization of manufacturing plant and machinery of $1,399,318 (or 10%) and $1,281,194 (or 10%) for each of the six-month periods ended June 30, 2013 and 2012, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of our manufacturing plant and machinery, the rate of increase for the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit. Gross profit was $14,110,803, or 25%, of net revenue for six-month period ended June 30, 2013 compared to $16,617,987, or 30%, of net revenue for the same period in 2012. The decrease in gross profit percentage was primarily attributable to a drop in the margin percentage of bromine and crude salt segments.

	Gross Profit by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2013		June 30, 2012		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$6,172,589	21%	$9,179,491	30%	(9%)
Crude Salt	$1,705,906	28%	$1,959,061	32%	(4%)
Chemical Products	$6,232,308	31%	$5,479,435	30%	1%
Total Gross Profit	$14,110,803	25%	$16,617,987	30%	(5%)

Bromine segment
The gross profit margin for our bromine segment for the six-month period ended June 30, 2013 was 21% compared to 30% for the same period in 2012. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price in the six-month ended June 30, 2013 was adversely affected. We cut the average selling price of bromine from $3,522 per tonne for the six-month period ended June 30, 2012 to $3,072 per tonne for the same period in 2013, a decrease of 13%, in order to compete with other bromine manufacturers. Also, as mentioned in our 2012 annual report on Form 10-K, we completed certain enhancements of our facilities in the second quarter of 2012 to pump brine water from deeper underground in order to improve the quality of brine water being extracted from our wells, which in turn increased the depreciation and amortization of the plant and equipment and hence the cost of net revenue of bromine. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2013 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the six-month period ended June 30, 2013, the gross profit margin for our crude salt segment was 28% compared to 32% for the same period in 2012. This 4% decrease in our gross profit margin is mainly attributable to the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects in the second quarter of 2012 to our extraction wells and transmission channels and ducts as mentioned in our 2012 Form 10-K.

Chemical products segment
The gross profit margin for our chemical products segment for the six-month period ended June 30, 2013 was 31% compared to 30% for the same period in 2012, an increase of 1%. As previously mentioned, the increase in gross profit margin was a result of the increase in demand for our oil and gas exploration additives and paper manufacturing additives which in turn increased the sales volume of these chemical products. As sales of oil and gas exploration additives contributed more than 56% of our total chemical products segment’s net revenue, the increase in demand largely increased the gross profit margin of our chemical products segment.

Research and Development Costs. For the six-month periods ended June 30, 2013 and 2012, the total research and development costs incurred were $72,182 and $105,324, respectively, a decrease of 31%. Research and development costs for the six-month period ended June 30, 2013and 2012 represented raw materials used by SYCI for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment of $911,995 for the six-month period ended June 30, 2012 represented the write-off of certain protective shells to transmission pipelines and ducts replaced during the second phase enhancement project that started in May 2012. There was no write-off on property, plant and equipment for the three-month period ended June 30, 2013.

General and Administrative Expenses. General and administrative expenses were $4,391,669 for the six-month period ended June 30, 2013, an increase of $908,598 (or 26%) as compared to $3,483,071 for the same period in 2012. This increase in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees increased from $26,300 for the six-month period ended June 30, 2012 to $532,300 for the same period of 2013; and (ii) the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the six-month period ended June 30,2013 amounted to $431,147, as compared to the unrealized exchange gain for the same period in 2012 amounted to $92,057.

Other Operating Income Other operating income was $382,689 for the six-month period ended June 30, 2013, which represented (i) the sales of wastewater to some of our customers in the amount of $211,597 and (ii) a sum of $171,092 for insurance compensation received in 2013 for legal fees incurred in 2012. The other operating income for the six-month period ended June 30, 2012 represented a sum of $133,178 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $9,984,223 for the six-month period ended June 30, 2013 (or 18% of net revenue), a decrease of $2,226,079, or approximately 18%, over income from operations for the same period in 2012. The decrease resulted primarily from (i) the increase in depreciation and amortization of the plant and machinery due to the enhancement projects from in the second quarter of 2012 to our extraction wells and transmission channels and ducts, which accelerated the depreciation and amortization of the plant and machinery; and (ii) a non-cash expense related to stock options granted to employees increased from $26,300 for the six-month period ended June 30, 2012 to $532,300 for the same period of 2013; and (iii) the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the six-month period ended June 30,2013 amounted to $431,147, as compared to the unrealized exchange gain for the same period in 2012 amounted to $92,057, partially offset by write-off of certain protective shells to transmission pipelines and ducts replaced during the second phase enhancement project in the amount of $911,995 that started in May 2012.

	Income from Operations by Segment
	Six-Month Period Ended June 30, 2013		Six-Month Period Ended June 30, 2012
Segment:		% of total		% of total
Bromine	$4,210,425	38%	$6,401,865	49%
Crude Salt	1,266,858	11%	1,437,005	11%
Chemical Products	5,668,715	51%	5,250,276	40%
Income from operations before corporate costs	11,145,998	100%	13,089,146	100%
Corporate costs	(1,161,775)		(878,844)
Income from operations	$9,984,223		$12,210,302

Bromine segment
Income from operations from our bromine segment was $4,210,425 for the six-month period ended June 30, 2013, a decrease of $2,191,440 (or approximately 34%) compared to the same period in 2012. This decrease resulted primarily from the decrease in average selling price (contributed a decrease of approximately $4.12 million) as a result of the PRC government’s macro-economic tightening policy, which was partially offset by the increase in sales volume (contributed an increase of approximately $2.3 million) due to the lower level of bromine price which resulted in our customers increasing the level of inventory holding in bromine.

Crude salt segment
For the six-month period ended June 30, 2013, income from operations from our crude salt segment was $1,266,858, a decrease of $170,148 (or approximately 12%) compared to the same period in 2012. This decrease was mainly due to the increase in depreciation and amortization of the plant and machinery resulting from the enhancement in the second quarter of 2012 to our extraction wells and transmission channels and ducts, which accelerated the depreciation and amortization of the plant and machinery and the decrease in the sales volume of crude salt.

Chemical products segment
For the six-month period ended June 30, 2013, income from operations from our chemical products segment was $5,668,715, an increase of $418,439 (or approximately 8%) over same period in 2012. This increase was primarily due to the increase in demand for our oil and gas exploration additives and paper manufacturing additives, which was partially offset by the decrease in the sales volume of our pesticides manufacturing additives products due to the decreasing demand from the downstream industrial customers.

Other Income, Net. Other income, net of $45,683 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2013, a decrease of $29,455 (or approximately 39%) as compared to the same period in 2012, mainly due to lower average bank balance held for the six-month period ended June 30, 2013 compared to the period ended June 30, 2012.

Net Income. Net income was $7,238,864 for the six-month period ended June 30, 2013, a decrease of $1,736,917 (or approximately 19%) compared to the same period in 2012. This decrease was primarily attributable to the decrease in the selling price of bromine due to the macro-economic tightening policy imposed by the PRC government to slow down the economy.

Effective Tax Rate. Our effective tax rate for the six-month periods ended June 30, 2013 and 2012 was 28% and 27%, respectively. The effective tax rate for the six-month periods ended June 30,2013 and 2012 was 3% and 2% higher than the PRC statutory income tax rate of 25%, mainly due to the US federal net operating loss incurred by Gulf during both periods in which a full valuation allowance was booked.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, cash and cash equivalents were $86,422,512 as compared to $65,241,035 as of December 31, 2012. The components of this increase of $21,181,477 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2013	2012
Net cash provided by operating activities	$20,705,599	$2,338,808
Net cash used in investing activities	$(588,830)	$(8,294,007)
Net cash used in financing activities	$(302,498)	$(297,598)
Effects of exchange rate changes on cash and cash equivalents	$1,367,206	$(278,492)
Net increase (decrease)in cash and cash equivalents	$21,181,477	$(6,531,289)

For the six-month period ended June 30, 2013, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the six-month periods ended June 30, 2013 and 2012, we had positive cash flow from operating activities of $20.7 million and $2.3 million, respectively, primarily attributable to net income.

During the six-month period ended June 30, 2013, cash flow from operating activities of $20.7 million exceeded our net income of $7.2 million, mainly due to (i) substantial non-cash charges of $14.9 million, mainly in the form of depreciation and amortization of property, plant and equipment, exchange loss on intercompany balances and stock-based compensation; partially offset by (ii) cash generated from working capital of $1.5 million, which mainly consisted of increase in accounts receivable and decrease in retention payable, partially offset by the increase in taxes payable and decrease in inventories.

During the six-month period ended June 30, 2012, net income of $9.0 million exceeded our cash flow from operating activities of $2.3 million, mainly due to (i) cash used in working capital of $19.1 million, which mainly consisted of increase in accounts receivable; which was partially offset by (ii) our net income, which included substantial non-cash charges of $12.5 million, mainly in the form of depreciation and amortization of property, plant and equipment, and write-off/impairment loss on property, plant and equipment.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
		% of total		% of total
Aged 1-30 days	$12,856,524	33%	$9,226,030	26%
Aged 31-60 days	$12,510,842	32%	$8,668,189	24%
Aged 61-90 days	$9,692,379	25%	$6,758,020	19%
Aged 91-120 days	$4,103,461	10%	$6,535,738	18%
Aged 121-150 days	$-	-	$4,781,923	13%
Total	$39,163,206	100%	$35,969,900	100%

The overall accounts receivable balance as of June 30, 2013 increased by $3,193,306 (or 9%), as compared to those as of December 31, 2012. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the average turnover days of accounts receivable from customers from 104 days for the fiscal year 2012 to 122 days for the six-month period ended June 30, 2013. Normally, 90 to 120-days credit period is granted to customers with a good repayment history. We are not aware of any allowances for doubtful debts required for the six-month period ended June 30, 2013 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. All the balances of accounts receivable as June 30,2013 aged more than 90 days are subsequently settled in July 2013. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	June 30, 2013		December 31, 2012
		% of total		% of total
Raw materials	$692,551	12.9%	$773,453	12.9%
Finished goods	$4,707,039	87.6%	$5,248,039	87.6%
	$5,399,590	100.5%	$6,021,492	100.5%
Allowance for obsolete and slowing-moving inventory	$(28,376)	(0.5%)	$(27,894)	(0.5%)
Total	$5,371,214	100.0%	$5,993,598	100.0%

The net inventory level as of June 30, 2013 decreased by $622,384 (or 10%), as compared to the net inventory level as of December 31, 2012.

Raw materials decreased by 10% as of June 30, 2013 as compared to December 31, 2012. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of June 30, 2013 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 31% for the six-month period ended June 30, 2013 (30% for fiscal year 2012). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. Although the gross profit margin for the six-month period ended June 30, 2013 decreased to 25%, as compared with 30% in fiscal year 2012, we anticipated that the price in the rest of 2013 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. As the market price of crude salt per ton increased from $37.7 in the first half year of 2012 to $40.2 in the first half year of 2013, and the relative cost of production is low, we believe that there will be no realization problem for crude salt and its selling price should not be lower than its cost.

Net Cash Used in Investing Activities

In the first half of 2013, we used approximately $0.6 million cash for the prepayment of land leases.

In the second quarter of 2012, we used approximately $7.9 million cash to carry out the second phase enhancement project to our existing bromine extraction and crude salt production facilities, which are currently under construction since mid-May 2012. The total construction costs of the enhancement work to the extraction wells and protective shells to transmission channels and ducts in Factory No. 1 to 9 are approximately $12.8 million and $8.1 million, respectively, which were completed in late August 2012.

The above investing activities were financed by the opening cash balances as of December 31, 2012, and 2011, and cash generated from operation during the six-month period ended June 30, 2013 and 2012.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the six-month period ended June 30, 2013.

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

Working capital was approximately $119.9 million at June 30, 2013 as compared to approximately $96.2 million at December 31, 2012. The increase was mainly attributable to the cash provided by operating activities during the six-month period ended June 30, 2013.

We had available cash of approximately $86.4 million at June 30, 2013, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancement works to our existing bromine and crude salt business, and exploration cost of new brine water resources in Sichuan Province, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2013 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

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

101.1
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 9, 2013	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 9, 2013	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)