Form 10-Q
period 2013-09-30
GULF RESOURCES, INC.
filed 2013-11-08
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-20936

GULF RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11,Vegetable Building, Industrial Park of the East Shouguang City, Shandong,	262700
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of November 4, 2013, the registrant had outstanding 38,370,801 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(UNAUDITED)

	September 30, 2013 Unaudited		December 31, 2012 Audited
Current Assets
Cash		$97,204,603		$65,241,035
Accounts receivable		41,543,015		35,969,900
Inventories		5,805,242		5,993,598
Prepayments and deposits		9,375		-
Prepaid land leases		285,845		47,307
Deferred tax assets		7,129		6,973
Receivable from relocation		2,927,700		-
Total Current Assets		147,782,909		107,258,813
Non-Current Assets
Property, plant and equipment, net		149,118,534		165,942,542
Property, plant and equipment under capital leases, net		1,775,595		1,996,478
Prepaid land leases, net of current portion		752,025		748,502
Deferred tax assets		2,296,830		2,246,699
Total non-current assets		153,942,984		170,934,221
Total Assets		$301,725,893		$278,193,034

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$6,346,209		$6,533,236
Retention payable		154,518		1,432,690
Capital lease obligation, current portion		150,101		193,164
Taxes payable		5,456,003		2,856,658
Total Current Liabilities		12,106,831		11,015,748
Non-Current Liabilities
Capital lease obligation, net of current portion		2,919,289		2,952,902
Total Liabilities		$15,026,120		$13,968,650

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 38,555,400 and 38,552,070 shares issued; and 38,370,801 and 38,367,471 shares outstanding as of September 30, 2013 and December 31, 2012, respectively		19,277		19,276
Treasury stock; 184,599 shares as of September 30, 2013 and December 31, 2012 at cost		(500,000)		(500,000)
Additional paid-in capital		80,025,587		79,489,188
Retained earnings unappropriated		161,286,763		146,745,754
Retained earnings appropriated		16,781,471		15,973,887
Cumulative translation adjustment		29,086,675		22,496,279
Total Stockholders’ Equity		286,699,773		264,224,384
Total Liabilities and Stockholders’ Equity		$301,725,893		$278,193,034

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012

NET REVENUE
Net revenue	$32,935,277	$24,530,332	$88,291,753	$79,653,852

OPERATING INCOME (EXPENSES)
Cost of net revenue	(22,006,256)	(17,099,890)	(63,251,929)	(55,605,423)
Sales, marketing and other operating expenses	(25,378)	(20,327)	(70,796)	(60,800)
Research and development cost	(33,198)	(28,478)	(105,380)	(133,802)
Write-off/Impairment on property, plant and equipment	(214)	(130,143)	(214)	(1,042,138
General and administrative expenses	(1,962,496)	(1,707,863)	(6,354,165)	(5,190,934)
Gain on relocation of factory	1,877,779	-	1,877,779	-
Other operating income	107,006	85,250	489,695	218,428
	(22,042,757)	(18,901,451)	(67,415,010)	(61,814,669)

INCOME FROM OPERATIONS	10,892,520	5,628,881	20,876,743	17,839,183

OTHER INCOME (EXPENSE)
Interest expense	(50,643)	(50,896)	(157,232)	(159,563)
Interest income	86,296	64,557	238,568	248,362
INCOME BEFORE TAXES	10,928,173	5,642,542	20,958,079	17,927,982

INCOME TAXES	(2,818,444)	(1,529,326)	(5,609,486)	(4,838,985)
NET INCOME	$8,109,729	$4,113,216	$15,348,593	$13,088,997

COMPREHENSIVE INCOME:
NET INCOME	$8,109,729	$4,113,216	$15,348,593	$13,088,997
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	1,524,122	(721,067)	6,590,396	(1,759,171)
COMPREHENSIVE INCOME	$9,633,851	$3,392,149	$21,938,989	$11,329,826

EARNINGS PER SHARE:
BASIC	$0.21	$0.12	$0.40	$0.38
DILUTED	$0.21	$0.12	$0.40	$0.37

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	38,368,267	34,560,743	38,368,267	34,560,743
DILUTED	38,963,154	34,699,989	38,685,610	34,957,219

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2013
(Expressed in U.S. dollars)
(UNAUDITED)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2012	38,552,070	38,367,471	184,599	19,276	(500,000)	79,489,188	15,973,887	146,745,754	22,496,279		264,224,384
Translation adjustment	-	-	-	-		-	-	-	6,590,396		6,590,396
Common stock issued for exercising stock options	3,330	3,330	-	1	-	(1)	-	-	-		-
Issuance of stock options to employees	-	-	-	-	-	536,400	-	-	-		536,400
Net income for nine-month period ended September 30, 2013	-	-	-	-	-	-	-	15,348,593	-		15,348,593
Transfer to statutory common reserve fund	-	-	-	-	-	-	807,584	(807,584	-		-
BALANCE AT SEPTEMBER 30, 2013	38,555,400	38,370,801	184,599	19,277	(500,000)	80,025,587	16,781,471	161,286,763	29,086,675		286,699,773

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,348,593	$13,088,997
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	156,644	158,673
Amortization of prepaid land leases	419,180	298,910
Depreciation and amortization	20,568,172	16,995,684
Write-off/Impairment loss on property, plant and equipment	214	1,042,138
Currency translation adjustment on inter-company balances	556,325	(154,998)
Gain on relocation of factory	(1,877,779)	-
Demolition expenditure net off against gain on relocation of factory	(733,379)	-
Stock-based compensation expense	536,400	503,300
Deferred tax asset	-	271,261
Changes in assets and liabilities:
Accounts receivable	(4,801,147)	(20,255,706)
Inventories	309,538	(376,048)
Prepayments and deposits	(9,375)	(13,430)
Accounts payable and accrued expenses	(310,091)	(953,261)
Retention payable	(1,287,006)	865,769
Taxes payable	2,512,686	(728,775)
Net cash provided by operating activities	31,388,975	10,742,514

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(638,076)	(477,678)
Proceeds from sales of property, plant and equipment	143	-
Purchase of property, plant and equipment	(6,072)	(29,447,905)
Construction in progress	(307,635)	-
Net cash used in investing activities	(951,640)	(29,925,583)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(302,497)	(297,598)
Net cash used in financing activities	(302,497)	(297,598)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,828,730	(451,033)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	31,963,568	(19,931,700)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	65,241,035	78,576,060
CASH AND CASH EQUIVALENTS - END OF PERIOD	$97,204,603	$58,644,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,348,327	$4,829,992

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

In the opinion of management, the unaudited financial information for the three and nine months ended September 30, 2013 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2012 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiary, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”). HKJI owns 100% of Shouguang City Haoyuan Chemical Company Limited ("SCHC") which owns 100% of Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”).  All material intercompany transactions have been eliminated on consolidation..

Certain comparative amounts in the accompanying condensed financial statements have been reclassified to conform to the current period’s presentation. In the third quarter of 2012, the Company recognized $628,718 related to the legal fees reimbursed by insurance company in other income. We classified and offset such amount in legal expense in the general and administrative expense for the year ended December 31, 2012. These reclassifications had no effect on previously reported consolidated net income or stockholders’ equity.

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

(c)           Allowance for Doubtful Accounts

As of September 30, 2013 and December 31, 2012, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month and nine-month periods ended September 30, 2013 and 2012.

(d)           Concentration of Credit Risks

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $97,204,603 and $65,241,035 with these institutions as of September 30, 2013 and December 31, 2012, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  About 83.7% and 100% of the balances of accounts receivable as of September 30, 2013 and December 31, 2012, respectively, were outstanding for less than or equal to 90 days. For the balances of accounts receivable aged more than 90 days as of September 30, 2013, all was settled in October 2013.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due. The Company’s contributions totaled $125,504 and $112,940 for the three-month periods ended September 30, 2013 and 2012, respectively, and totaled $369,417 and $355,333 for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

(h)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling as all customers arrange their own transportation of finished goods.  The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue, which amounted to $0 and $80,607 for the nine-month periods ended September 30, 2013 and 2012, respectively. There is no such shipping and handling costs for the three-month period ended September 30, 2013 and 2012 as they are borne by the suppliers since April 2012.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

On September 25, 2013, SCHC entered into a relocation compensation agreement with the Transportation Bureau of Dongying City, Shangdong Province (“Transportation Bureau”) and the Government of Liuhu Township of Dongying City, Shandong Province (“Liuhu Government”) in which SCHC will receive relocation compensation in the amount of  $3,875,047 (RMB 23,824,453) for relocating Factory No. 3 due to a railway construction project. Out of this total amount, $2,927,700 (RMB 18,000,000) will be received upon the demolition of the warehouses and facilities of factory No. 3. The remaining balance will be paid after the clearance of all ground fixtures and examination approval by Liuhu Government. As of September 30, 2013, SCHC has completed the demolition work and compensation proceeds of $2,927,700 (RMB 18,000,000) was recorded in other receivable. This amount was received by SCHC from the Liuhu Government in October 2013. For the three-month and nine-month periods ended September 30, 2013, certain property, plant and machinery, with net book value of $307,182 were replaced due to the relocation of the Factory No. 3.  In addition, demolition costs of $733,379 (RMB 4,523,400) were incurred in the same periods. The write-off and demolition costs were offset against the compensation proceeds resulting in a net gain on relocation of factory of $1,877,779 in the three and nine months ended September 30, 2013. This is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-40 “Revenue Recognition – Gains and losses”.

(j)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 3,601,075 and 5,165,936 shares for the three-month periods ended September 30, 2013 and 2012, respectively, and amounted to 4,660,000 and 2,803,343 shares for the nine-month periods ended September 30, 2013 and 2012, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(k)           Basic and Diluted Net Income per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
Numerator
Net income	$8,109,729	$4,113,216	$15,348,593	$13,088,997

Denominator
Basic: Weighted-average common shares outstanding during the period	38,368,267	34,560,743	38,368,267	34,560,743
Add: Dilutive effect of stock options	594,887	139,246	317,343	396,476
Diluted	38,963,154	34,699,989	38,685,610	34,957,219

Net income per share
Basic	$0.21	$0.12	$0.40	$0.38
Diluted	$0.21	$0.12	$0.40	$0.37

(l)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month and nine-month periods ended September 30, 2013 or issued during 2013 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories consist of:

	September 30, 2013	December 31, 2012

Raw materials	$666,320	$773,453
Finished goods	5,167,438	5,248,039
Allowance for obsolete and slow-moving inventory	(28,516)	(27,894)
	$5,805,242	$5,993,598

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month periods ended September 30, 2013 and 2012, amortization of prepaid land lease totaled $229,262 and $193,859, respectively, which were recorded as cost of net revenue. During the nine-month periods ended September 30, 2013 and 2012, amortization of prepaid land lease totaled $419,180 and $298,910, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships. Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land. The parcels of land that the Company could not obtain land use rights certificates cover a total of approximately 59.39 square kilometers with an aggregate carrying value of $994,985 and approximately 59.39 square kilometers with an aggregate carrying value of $753,086 as at September 30, 2013 and December 31, 2012, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2013	December 31, 2012
At cost:
Mineral rights	$6,475,614	$6,334,277
Buildings	51,782,238	50,905,337
Plant and machinery	169,451,661	166,121,329
Motor vehicles	9,344	9,140
Furniture, fixtures and office equipment	4,861,677	4,777,044
Construction in progress	308,622	-
Total	232,889,156	228,147,127
Less: Accumulated depreciation and amortization	(83,770,622)	(62,204,585)
Net book value	$149,118,534	$165,942,542

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The aggregate carrying values of these properties situated on parcels of the land are $38,652,646 and $35,988,055 as at September 30, 2013 and December 31, 2012, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended September 30, 2013, depreciation and amortization expense totaled $6,794,439, of which $6,354,146 and $440,293 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended September 30, 2012, depreciation and amortization expense totaled $5,619,219, of which $5,275,200 and $344,019 were recorded as cost of net revenue and administrative expenses, respectively. During the nine-month period ended September 30, 2013, depreciation and amortization expense totaled $20,305,673, of which $19,069,116 and $1,236,557 were recorded as cost of sales and administrative expenses respectively. During the nine-month period ended September 30, 2012, depreciation and amortization expense totaled $16,737,318, of which $15,920,903 and $816,415 were recorded as cost of sales and administrative expenses respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	September 30, 2013	December 31, 2012
At cost:
Buildings	$133,848	$130,925
Plant and machinery	2,515,941	2,461,028
Total	2,649,789	2,591,953
Less: Accumulated depreciation and amortization	(874,194)	(595,475)
Net book value	$1,775,595	$1,996,478

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month periods ended September 30, 2013 and 2012, depreciation and amortization expense totaled $88,194 and $85,877, respectively, which was recorded as cost of net revenue. During the nine-month periods ended September 30, 2013 and 2012, depreciation and amortization expense totaled $262,500 and $258,366, respectively, which was recorded as cost of net revenue.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Accounts payable	$4,826,936	$3,797,552
Salary payable	206,983	190,926
Social security insurance contribution payable	57,099	52,399
Amount due to a contractor	214,838	-
Price adjustment funds	639,094	1,758,828
Other payables	401,259	733,531
Total	$6,346,209	$6,533,236

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month and nine-month periods ended September 30, 2013, the Company borrowed $245,000 and $665,449, respectively, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30, 2013	December 31, 2012
Income tax payable	$2,899,678	$606,190
Mineral resource compensation fee payable	358,646	239,776
Value added tax payable	1,047,238	771,673
Land use right tax payable	945,012	888,349
Other tax payables	205,429	350,670
Total	$5,456,003	$2,856,658

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	September 30,	December 31,
	Interest rate	2013	2012
Total capital lease obligations	6.7%	$3,069,390	$3,146,066
Less: Current portion		(150,101)	(193,164)
Capital lease obligations, net of current portion		$2,919,289	$2,952,902

Interest expenses from capital lease obligations amounted to $50,438 and $50,629 for the three-month periods ended September 30, 2013 and 2012, respectively, which were charged to the income statements. Interest expenses from capital lease obligations amounted to $156,644 and $158,673 for the nine-month periods ended September 30, 2013 and 2012, respectively, which were charged to the income statements.

NOTE 11 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s comment stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock and accordingly 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheet as of September 30, 2013.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2013 for SCHC and SYCI is 35% and 50% of its registered capital respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

On July 2, 2013, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.17 per share and the options vested immediately. The options were valued at $4,100 fair value, with assumed 61.56% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.24% and no dividend yield.

The following table summarizes all Company stock option transactions between January 1, 2013 and September 30, 2013.

	Number of Option and Warrants Outstanding	Number of Option and Warrants Vested	Range of Exercise Price per Common Share
Balance, January 1, 2013	1,974,471	1,974,471	$0.95 - $12.60
Granted and vested during the nine-month period ended September 30, 2013	828,000	828,000	$0.95 - $1.17
Exercised during the nine-month period ended September 30, 2012	(10,000)	(10,000)	$0.95
Balance, September 30, 2013	2,792,471	2,792,471	$0.95 - $12.60

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION – Continued

	Stock and Warrants Options Exercisable and Outstanding
	Outstanding at September 30, 2013	Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Options Currently Outstanding
Exercisable and outstanding	2,792,471	$0.95 - $12.60	2.50	$3.11

The weighted average grant-date fair values as at September 30, 2013 and December 31, 2012 were $3.64 and $4.62, respectively.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at a tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2013 and 2012, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2013 and 2012.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and nine-month periods ended September 30, 2013 and 2012.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2013 and 2012 are 16.5%.

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

As of September 30, 2013 and December 31, 2012, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $215,872,042 and $197,042,047, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2013 and December 31, 2012, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of September 30, 2013 and December 31, 2012, the unrecognized WHT are $9,685,807 and $8,768,486, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2010 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns since incorporation are currently subject to examination. The tax authorities of the PRC may examine the Company’s PRC tax returns for three years from the date of filing. The Company’s PRC tax returns since 2010 are currently subject to examination.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
Current taxes – PRC	$2,818,444	$1,418,892	$5,609,486	$4,567,725
Deferred taxes – PRC	-	110,434	-	271,260
	$2,818,444	$1,529,326	$5,609,486	$4,838,985

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2013	2012	2013	2012
Statutory income tax rate	25%	25%	25%	25%
Non-deductible expenses	0%	0%	1%	0%
Change in valuation allowance - US federal net operating loss	1%	2%	1%	2%
Effective tax rate	26%	27%	27%	27%

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2013 and December 30, 2012 are as follows:

	September 30, 2013	December 31, 2012
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$7,129	$6,973
Impairment on property, plant and equipment	475,149	464,778
Exploration costs	1,821,681	1,781,921
Compensation costs of unexercised stock options	1,991,754	1,809,378
US federal net operating loss	8,953,846	8,809,935
Total deferred tax assets	13,249,559	12,872,985
Valuation allowance	(10,945,600)	(10,619,313
Net deferred tax asset	$2,303,959	$2,253,672

Current deferred tax asset	$7,129	$6,973
Long-term deferred tax asset	$2,296,830	$2,246,699

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

The increase in valuation allowance for each of the three-month periods ended September 30, 2013 and 2012 is $78,594 and $127,541, respectively, and nine-month periods ended September 30, 2013 and 2012 is $326,287 and $457,854, respectively.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2013 and December 31, 2012.

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

Three-Month Period Ended September 30, 2013	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$17,093,087	$3,902,979	$11,939,211	$32,935,277	$-	$32,935,277
Net revenue (intersegment)	781,866	-	-	781,866	-	781,866
Income (loss) from operations before taxes	5,876,150	1,635,755	3,740,278	11,252,183	(359,663)	10,892,520
Income taxes	1,452,755	425,640	940,049	2,818,444	-	2,818,444
Income (loss) from operations after taxes	4,423,395	1,210,115	2,800,229	8,433,739	(359,663)	8,074,076
Total assets	180,313,532	58,306,651	63,073,106	301,693,289	32,604	301,725,893
Depreciation and amortization	4,123,370	1,873,318	885,945	6,882,633	-	6,882,633
Capital expenditures	238,689	69,933	6,091	314,713	-	314,713
Write-off / Impairment	-	-	214	214	-	214

Three-Month Period Ended September 30, 2012	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$13,960,118	$2,360,905	$8,209,309	$24,530,332	$-	$24,530,332
Net revenue (intersegment)	593,035	-	-	593,035	-	593,035
Income (loss) from operations before taxes	3,134,709	549,446	2,258,624	5,942,779	(313,898)	5,628,881
Income taxes	720,469	239,204	569,653	1,529,326	-	1,529,326
Income (loss) from operations after taxes	2,414,240	310,242	1,688,971	4,413,453	(313,898)	4,099,555
Total assets	147,781,415	69,333,330	51,659,755	268,774,500	344,202	269,118,702
Depreciation and amortization	3,309,109	1,743,342	652,645	5,705,096	-	5,705,096
Capital expenditures	10,947,478	3,372,192	7,233,871	21,553,541	-	21,553,541
Write-off / Impairment	128,562	1,581	-	130,143	-	130,143

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2013	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$46,300,730	$9,983,741	$32,007,282	$88,291,753	$-	$88,291,753
Net revenue (intersegment)	2,174,342	-	-	2,174,342	-	2,174,342
Income (loss) from operations before taxes	10,086,575	2,902,613	9,408,993	22,398,181	(1,521,438)	20,876,743
Income taxes	2,574,710	668,660	2,366,116	5,609,486	-	5,609,486
Income (loss) from operations after taxes	7,511,866	2,233,952	7,042,877	16,788,695	(1,521,438)	15,267,257
Total assets	180,313,532	58,306,651	63,073,106	301,693,289	32,604	301,725,893
Depreciation and amortization	12,811,261	5,120,004	2,636,907	20,568,172	-	20,568,172
Capital expenditures	238,689	69,933	6,091	314,713	-	314,713
Write-off / Impairment	-	-	214	214	-	214

Nine-Month Period Ended September 30, 2012	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$44,953,429	$8,415,487	$26,284,936	$79,653,852	$-	$79,653,852
Net revenue (intersegment)	2,156,188	-	-	2,156,188	-	2,156,188
Income (loss) from operations before taxes	9,536,574	1,986,451	7,508,900	19,031,925	(1,192,742)	17,839,183
Income taxes	2,401,678	541,853	1,895,454	4,838,985	-	4,838,985
Income (loss) from operations after taxes	7,134,896	1,444,598	5,613,446	14,192,940	(1,192,742)	13,000,198
Total assets	147,781,415	69,333,330	51,659,755	268,774,500	344,202	269,118,702
Depreciation and amortization	10,483,142	4,549,027	1,963,515	16,995,684	-	16,995,684
Capital expenditures	17,514,773	4,654,183	7,233,871	29,402,827	-	29,402,827
Write-off / Impairment	891,605	150,533	-	1,042,138	-	1,042,138

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2013	2012	2013	2012
Total segment operating income	$11,252,183	$5,942,779	$22,398,181	$19,031,925
Corporate costs	(359,663)	(313,898)	(1,521,438)	(1,192,742)
Income from operations	10,892,520	5,628,881	20,876,743	17,839,183
Other income, net	35,653	13,661	81,336	88,799
Income before taxes	$10,928,173	$5,642,542	$20,958,079	$17,927,982

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,078	$934	$1,223	$4,235	12.9%
TOTAL		$2,078	$934	$1,223	$4,235	12.9%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$5,425	$2,428	$3,278	$11,131	12.6%
TOTAL		$5,425	$2,428	$3,278	$11,131	12.6%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,383	$511	$947	$2,841	11.6%
TOTAL		$1,383	$511	$947	$2,841	11.6%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$5,017	$1,623	$3,055	$9,695	12.2%
TOTAL		$5,017	$1,623	$3,055	$9,695	12.2%

NOTE 15 – MAJOR SUPPLIERS

During the three-month and nine-month periods ended September 30, 2013, the Company purchased 89.9% and 85.5% of its raw materials from its top five suppliers, respectively.  As of September 30, 2013, amounts due to those suppliers included in accounts payable were $4,381,537. During the three-month and nine-month periods ended September 30, 2012, the Company purchased 83.6% and 83.5% of its raw materials from its top five suppliers, respectively.  As of September 30, 2012, amounts due to those suppliers included in accounts payable were $2,979,273. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the three-month and nine-month periods ended September 30, 2013, the Company sold 40.2% and 40.2% of its products to its top five customers, respectively. As of September 30, 2013, amounts due from these customers were $19,028,426. During the three-month and nine-month periods ended September 30, 2012, the Company sold 42.5% and 43.1% of its products to its top five customers, respectively. As of September 30, 2012, amounts due from these customers were $21,704,048.This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2013 and December 31, 2012.

NOTE 18 – RESEARCH AND DEVELOPMENT EXPENSES

The total research and development expenses recognized in the income statements during the three-month and nine-month periods ended September 30, 2013 were $33,198 and $105,380, respectively, of which the consumption of bromine produced by the Company amounted to $8,803 and $27,385, respectively. The total research and development expenses recognized in the income statements during the three-month and nine-month periods ended September 30, 2012 were $28,478 and $133,802, respectively, of which the consumption of bromine produced by the Company amounted to $8,701 and $32,709, respectively.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of September 30, 2013, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The following table sets forth the Company’s contractual obligations as of September 30, 2013:

	Capital Lease Obligations	Operating Lease Obligations	Capital Commitment
Payable within:
the next 12 months	$305,294	$960,200	$3,103,222
the next 13 to 24 months	305,294	981,162	-
the next 25 to 36 months	305,294	1,000,175	-
the next 37 to 48 months	305,294	1,023,051	-
the next 49 to 60 months	305,294	1,043,926	-
thereafter	3,663,529	21,859,733	-
Total	$5,189,999	$26,868,247	$3,103,222
Less: Amount representing interest	(2,120,609)
Present value of net minimum lease payments	$3,069,390

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $239,111 and $193,859, which were charged to the income statements for the three-month ended September 30, 2013 and 2012, respectively. Rental expenses related to operating leases of the Company amounted to $710,643 and $582,625, which were charged to the income statements for the nine-month ended September 30, 2013 and 2012, respectively.

NOTE 20 – CONTINGENCY

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the “Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws. That action, which is now captioned Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California. The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011. Lead plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company. The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount. The Company filed a motion to dismiss the amended complaint. On May 15, 2012, the Court denied the Company’s motion to dismiss the amended complaint. On April 30, 2013, the parties executed a stipulation and agreement of settlement (“Proposed Settlement”). The Proposed Settlement is subject to review and approval of the Court. In the event that the Proposed Settlement is approved and accepted, the Company does not expect it to have any impact on the financial statements as such cost as stated in the Proposed Settlement will be reimbursed by the insurance company.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2013 and 2012.

Comparison of the Three-Month Periods Ended September 30, 2013 and 2012

	Three-Month Period Ended September 30, 2013	Three-Month Period Ended September 30, 2012	% Change
Net revenue	$32,935,277	$24,530,332	34%
Cost of net revenue	$(22,006,256)	$(17,099,890)	29%
Gross profit	$10,929,021	$7,430,442	47%
Sales, marketing and other operating expenses	$(25,378)	$(20,327)	25%
Research and development costs	$(33,198)	$(28,478)	17%
Write-off/Impairment on property, plant and equipment	$(214)	$(130,143)	(99.8%)
General and administrative expenses	$(1,962,496)	$(1,707,863)	15%
Gain on relocation of factory	$1,877,779	$-	100%
Other operating income	$107,006	$85,250	26%
Income from operations	$10,892,520	$5,628,881	94%
Other income, net	$35,653	$13,661	161%
Income before taxes	$10,928,173	$5,642,542	94%
Income taxes	$(2,818,444)	$(1,529,326)	84%
Net income	$8,109,729	$4,113,216	97%

Net revenue.  Net revenue was $32,935,277 for three-month period ended September 30, 2013, an increase of approximately 8.4 million (or 34%) as compared to the same period in 2012. This increase was primarily attributable to the increase of revenues from all of our segments, specifically, including (i) the increase of revenue from the bromine segment from $13,960,118 for the three-month period ended September 30, 2012 to $17,093,087 for the same period in 2013, an increase of approximately 22%; (ii) the increase of revenue from the crude salt segment from $2,360,905 for the three-month period ended September 30, 2012 to $3,902,979 for the same period in 2013, an increase of approximately 65%; and (iii) the increase of revenue from the chemical products segment from $8,209,309 for the three-month period ended September 30, 2012 to 11,939,211 for the same period in 2013, an increase of approximately 45%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Increase
	September 30, 2013		September 30, 2012		of Net Revenue
Segment		% of total		% of total
Bromine	$17,093,087	52%	$13,960,118	57%	22%
Crude Salt	$3,902,979	12%	$2,360,905	10%	65%
Chemical Products	$11,939,211	36%	$8,209,309	33%	45%
Total sales	$32,935,277	100%	$24,530,332	100%	34%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2013	September 30, 2012	Increase
Bromine (excluded volume sold to SYCI)	5,797	4,815	20%
Crude Salt	90,092	62,568	44%

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2013	September 30, 2012	Increase
Oil and gas exploration additives	3,529	2,502	41%
Paper manufacturing additives	1,079	772	40%
Pesticides manufacturing additives	813	724	12%
Overall	5,421	3,998	36%

Bromine segment

The table below shows the changes in the average selling price and changes in the sales volume of bromine for three-month period ended September 30, 2013 from the same period in 2012.

Three-Month Period Ended September 30,
Increase in net revenue of bromine as a result of:	2013 vs. 2012
Increase in average selling price	$260,368
Increase in sales volume	$2,872,600
Total effect on net revenue of bromine	$3,132,969

The increase in net revenue from our bromine segment was mainly due to the increase in both the sales volume and selling price. The sales volume of bromine increased from 4,815 tonnes for the three-month period ended September 30, 2012 to 5,797 tonnes for the same period in 2013, an increase of 20%. The major reason for the increase in the sales volume of bromine was mainly attributable to the bromine price being currently at a lower level, and our customers increased their bromine inventories.

The average selling price of bromine increased from $2,900 per tonne for the three-month period ended September 30, 2012 to $2,949 per tonne for the same period in 2013, an increase of 2%. We expect the average selling price of brmoine to remain at current levels through the end of 2013.

Crude salt segment
The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended September 30, 2013 from the same period in 2012.

Three-Month Period Ended September 30,
Increase in net revenue of crude salt as a result of:	2013 vs. 2012
Increase in average selling price	$426,599
Increase in sales volume	$1,115,475
Total effect on net revenue of crude salt	$1,542,074

The increase in net revenue from our crude salt segment was mainly due to the increase in both the average selling price and sales volume. The average selling price of crude salt increased from $37.73 per tonne for the three-month period ended September 30, 2012 to $43.32 per tonne for the same period in 2013, an increase of 15%, and the sales volume also increased by 44% from 62,568 tonnes for the three-month period ended September 30, 2012 to 90,092 tonnes for the same period in 2013. The increase in both the average selling price and sales volume was mainly due to the stable demand as crude salt is a basic and elementary material for chemical industry.

We noted an upward trend in the average selling price of crude salt since the third quarter of 2011 as due to the stable demand of the crude salt. The average selling price increased from $37.19 per tonne in the third quarter of 2011 to $43.32 per tonne in the third quarter of 2013. We expect the average selling price of crude salt to remain at current levels through the end of 2013.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	September 30, 2013		September 30, 2012		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$6,828,309	57%	$4,531,296	55%	51%
Paper manufacturing additives	$1,263,919	11%	$843,854	10%	50%
Pesticides manufacturing additives	$3,846,983	32%	$2,834,159	35%	36%
Total sales	$11,939,211	100%	$8,209,309	100%	45%

Net revenue from our chemical products segment increased from $8,209,309 for the three-month period ended September 30, 2012 to $11,939,211 for the same period in 2013, an increase of approximately 45%. The increase was mainly attributable to the strong demand for all of our chemical products. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $6,828,309 (or 57%) and $4,531,296 (or 55%) of our chemical segment revenue for the three-month periods ended September 30, 2013 and 2012, respectively, with an increase of $2,297,013, or 51%. Net revenue from our paper manufacturing additives increased from $843,854 for the three-month period ended September 30, 2012 to $1,263,919 for the same period in 2013, an increase of approximately 50%. Net revenue from our pesticides manufacturing additives increased from $2,834,159 for the three-month period ended September 30, 2012 to $3,846,983 for the same period in 2013, an increase of approximately 36%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for three-month period ended September 30, 2013 from the same period in 2012.

Increase in net revenue, for the three-month period ended September 30, 2013 vs. 2012, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase in average selling price	$373,451	$72,471	$628,058	$1,073,980
Increase in sales volume	$1,923,562	$347,594	$384,766	$2,655,922
Total effect on net revenue of chemical products	$2,297,013	$420,065	$1,012,824	$3,729,902

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2013		September 30, 2012		Net Revenue
Segment		% of total		% of total
Bromine	$11,710,778	53%	$9,770,880	57%	20%
Crude Salt	$2,380,562	11%	$1,474,142	9%	61%
Chemical Products	$7,914,916	36%	$5,854,868	34%	35%
Total	$22,006,256	100%	$17,099,890	100%	29%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $22,006,256 for three-month period ended September 30, 2013, an increase of $4,906,366 (or 29%) as compared to the same period in 2012. The increase in overall cost of net revenue was mainly attributable to the increase in volume of products sold and the increase in depreciation and amortization of manufacturing plant and machinery.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Three-month period ended September 30, 2012	44,547		48%
Three-month period ended September 30, 2013	47,347		55%
Variance of the three-month periods ended September 30, 2013 and 2012	2,800	(ii)	7%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes.

(ii) The increase in 2,800 tonnes production capacity represents the management’s estimate of the capacity of Factory No. 11 acquired in late November 2012.

Our utilization ratio increased by 7% for the three-month period ended September 30, 2013 as compared with the same period in 2012. The increase in utilization was mainly attributable to the increase in overall demand for bromine due to the lower level of bromine prices, our customers increased their bromine inventories.

Bromine segment
For the three-month period ended September 30, 2013, the cost of net revenue for the bromine segment was $11,710,778, an increase of $1,939,898 or 20% over the same period in 2012. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $5,696,274 (or 49%), depreciation and amortization of manufacturing plant and machinery of $3,920,453 (or 33%) and electricity of $871,597 (or 7%) for the three-month period ended September 30, 2013. For the three-month period ended September 30, 2012, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $5,040,884 (or 52%), depreciation and amortization of manufacturing plant and machinery of $3,061,931 (or 31%) and electricity of $695,121 (or 7%). The cost structure changed as compared with the same period in 2012 where the contribution from cost of raw materials and finished goods consumed decreased by 3% and depreciation and amortization of manufacturing plant and machinery increased by 2%. The increase in net cost of net revenue was attributable mainly to the increase in volume of products sold and the increase in depreciation and amortization of manufacturing plant and machinery.

The table below represents the major production cost component of bromine per tonne for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	September 30, 2013		September 30, 2012		% Change
		% of total		% of total
Raw materials	$983	49%	$1,047	52%	(6%)
Depreciation and amortization	$676	34%	$636	31%	6%
Electricity	$150	7%	$144	7%	4%
Others	$211	10%	$202	10%	4%
Production cost of bromine per tonne	$2,020	100%	$2,029	100%	(0.5%)

Our production cost of bromine per tonne was $2,020 for the three-month period ended September 30, 2013, a decrease of 0.5% (or $9) as compared to the same period in 2012, which was attributable mainly to the component of cost of raw materials consumed. The cost of raw materials consumed per tonne decreased by 6% as compared to the last comparison period, which was mainly attributable to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government since January 2011. The significant percentage increase in depreciation and amortization per tonne by 6% was due to the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012, which accelerated the depreciation and amortization of the plant and machinery.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended September 30, 2013 was $2,380,562, representing an increase of $906,420, or 61%, compared to $1,474,142 for the same period in 2012. The increase in cost was mainly due to the enhancement projects in second quarter of 2012 to our extraction wells and transmission channels and ducts, which accelerated the depreciation and amortization of the plant and machinery. The significant cost components for the three-month period ended September 30, 2013 were depreciation and amortization of $1,580,599 (or 67%), resource taxes calculated based on crude salt sold of $292,131 (or 12%) and electricity of $222,527 (or 9%). The significant cost components for the three-month period ended September 30, 2012 were depreciation and amortization of $968,088 (or 66%), resource taxes calculated based on crude salt sold of $197,552 (or 13%) and electricity of $134,489 (or 9%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	September 30, 2013		September 30, 2012		% Change
		% of total		% of total
Depreciation and amortization	$17.5	67%	$15.5	66%	13%
Resource tax	$3.2	12%	$3.2	13%	-
Electricity	$2.5	9%	$2.1	9%	2%
Others	$3.2	12%	$2.8	12%	14%
Production cost of crude salt per tonne	$26.4	100%	$23.6	100%	12%

Our production cost of crude salt per tonne was $26.4 for the three-month period ended September 30, 2013, an increase of 12% (or $2.8) as compared to the same period in 2012, which was attributable mainly to the components of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 13% was due to the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012, which accelerated the depreciation and amortization of the plant and machinery. Other production costs represented mainly salaries and welfare of labor for the crude salt fields.

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2013, was $7,914,916, representing an increase of $2,060,048 or 35% over the same period in 2012. The significant costs were cost of raw material and finished goods consumed of $6,870,302 (or 87%) and $5,004,590 (or 85%) and depreciation and amortization of manufacturing plant and machinery of $708,022 (or 9%) and $637,870 (or 11%) for each of the three-month periods ended September 30, 2013 and 2012, respectively.

Gross Profit. Gross profit was $10,929,021, or 33%, of net revenue for three-month period ended September 30, 2013 compared to $7,430,442, or 30%, of net revenue for the same period in 2012. The increase in gross profit percentage was primarily attributable to an increase in the margin percentage in all of our three segments.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2013		September 30, 2012		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$5,382,309	32%	$4,189,238	30%	2%
Crude Salt	$1,522,417	39%	$886,763	38%	1%
Chemical Products	$4,024,295	34%	$2,354,441	29%	5%
Total Gross Profit	$10,929,021	33%	$7,430,442	30%	3%

Bromine segment
For the three-month period ended September 30, 2013, the gross profit margin for our bromine segment was 32% compared to 30% for the same period in 2012. This 2% increase is mainly due to the increase in both the sales volume and selling price, which was partially offset by the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012.

Crude salt segment
For the three-month period ended September 30, 2013 the gross profit margin for our crude salt segment was 39% compared to 38% for the same period in 2012. This 1% increase is attributable to the increase in both the sales volume and selling price, which was partially offset by the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended September 30, 2013 was 34% compared to 29% for the same period in 2012, an increase of 5%. As previously mentioned, this increase in gross profit margin was a result of the increase in both the sales volume and selling price for all of our chemical products. As sales of oil and gas exploration additives contributed more than 57% of our total chemical products segment’s net revenue, the increase in demand largely increased the gross profit margin of our chemical products segment.

Research and Development Costs. The total research and development costs incurred for the three-month periods ended September 30, 2013 and 2012 were $33,198 and $28,478, respectively, an increase of 17%. Research and development costs for the three-month periods ended September 30, 2013 and 2012 represented raw materials used by SYCI for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment for the three-month period ended September 30, 2013 and 2012 were $214 and $130,143, respectively, a decrease of 99.8%. Write-off on property, plant and equipment of $130,143 for the three-month period ended September 30, 2012 represented the write-off of certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 2 completed in September 2012.

General and Administrative Expenses. General and administrative expenses were $1,962,496 for the three-month period ended September 30, 2013, an increase of $254,633 (or 15%) as compared to $1,707,863 for the same period in 2012. This increase in general and administrative expenses was primarily due to a sum of $628,718 for insurance compensation received for a legal case in 2012, which offset legal fee included in general and administrative expense, partially offset by a non-cash expense related to stock options granted to employees which decreased to $4,100 for the three-month period ended September 30, 2013 from $477,000 in the same period of 2012.

Gain on relocation of factory. Gain on relocation of factory was $1,877,779 for the three-month period ended September 30, 2013. In late September 2013, the Transportation Bureau of Dongying City and other local government agencies requested to requisition the land where the original Factory No. 3 was located for railway construction. We recognized such amount in this quarter in 2013.

Other Operating Income. Other operating income was $107,006 for the three-month period ended September 30, 2013 an increase of $21,756(or 26%) as compared to $85,250 for the same period in 2012 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $10,892,520 for the three-month period ended September 30, 2013 (or 33% of net revenue), an increase of $5,263,639, or approximately 94%, over the income from operations for the same period in 2012. The increase resulted primarily from the increase in the demand for all of our segment products.

	Income from Operations by Segment
	Three-Month Period Ended September 30, 2013		Three-Month Period Ended September 30, 2012
Segment:		% of total		% of total
Bromine	$5,876,150	52%	$3,134,709	53%
Crude Salt	1,635,755	15%	549,446	9%
Chemical Products	3,740,278	33%	2,258,624	38%
Income from operations before corporate costs	11,252,183	100%	5,942,779	100%
Corporate costs	(359,663)		(313,898)
Income from operations	$10,892,520		$5,628,881

Bromine segment
Income from operations from our bromine segment was $5,876,150 for the three-month period ended September 30, 2013, an increase of $2,741,441 (or approximately 88%) compared to the same period in 2012. This significant increase resulted primarily from the increase in sales volume (contributed an increase of approximately $2.9 million) and gain on relocation of original Factory No.3 of approximately $1.45million, which was partially offset by the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012.

Crude salt segment
Income from operations from our crude salt segment was $1,635,755 for the three-month period ended September 30, 2013, an increase of $1,086,309 (or approximately 198%) compared to the same period in 2012. This significant increase was mainly due to the increase in sales volume (contributed an aggregate increase of approximately $1.1 million) and in average selling price (contributed an increase of approximately $0.4 million) and gain on relocation of original Factory No.3 of approximately $0.43million , which was partially offset by the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012.

Chemical products segment
Income from operations from our chemical products segment was $3,740,278 for the three-month period ended September 30, 2013, an increase of $1,481,654 (or approximately 66%) compared to the same period in 2012. This significant increase was primarily due to the increase in the demand for our oil and gas exploration additives and paper manufacturing additives, which was largely offset by the increase in cost of net revenue of approximately $2.1 million due to the increase in the quantity of raw materials purchased as a result of the overall demand in quantity of chemical products sold.

Other Income, Net Other income, net of $35,653 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2013, an increase of $21,992 (or approximately 161%) as compared to the same period in 2012, mainly due to higher average bank balance held during the three months period ended September 30, 2013 compared to the same period ended September 30, 2012.

Net Income. Net income was $8,109,729 for the three-month period ended September 30, 2013, an increase of $3,996,513 (or approximately 97%) compared to the same period in 2012. This significant increase was primarily attributable to the overall increase in demand for our products and gain on relocation of original Factory No.3.

Effective Tax Rate. Our effective tax rate for the three-month periods ended September 30, 2013 and 2012 was 26% and 27%, respectively. The effective tax rate of 26% for the three-month period ended September 30, 2013 differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company. The effective tax rate of 27% for the same period in 2012 differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company.

Comparison of the Nine-Month Periods Ended September 30, 2013 and 2012

	Nine-Month Period Ended September 30, 2013	Nine-Month Period Ended September 30, 2012	% Change
Net revenue	$88,291,753	$79,653,852	11%
Cost of net revenue	$(63,251,929)	$(55,605,423)	14%
Gross profit	$25,039,824	$24,048,429	4%
Sales, marketing and other operating expenses	$(70,796)	$(60,800)	16%
Research and development costs	$(105,380)	$(133,802)	(21%)
Write-off/Impairment on property, plant and equipment	$(214)	$(1,042,138)	(99.98%)
General and administrative expenses	$(6,354,165)	$(5,190,934)	22%
Gain on relocation on factory	$(1,877,779)	$-	100%
Other operating income	$489,695	$218,428	124%
Income from operations	$20,876,743	$17,839,183	17%
Other income, net	$81,336	$88,799	(8%)
Income before taxes	$20,958,079	$17,927,982	17%
Income taxes	$(5,609,486)	$(4,838,985)	16%
Net income	$15,348,593	$13,088,997	17%

Net revenue.  Net revenue for nine-month period ended September 30, 2013 was $88,291,753, representing an increase of approximately $8.6 million (or 11%) over the same period in 2012. This increase was primarily attributable to the increase of revenues from all of our segments, specifically, including (i) the increase of revenue from the bromine segment from $44,953,429 for the nine-month period ended September 30, 2012 to $46,300,730 for the same period in 2013, an increase of approximately 3%; (ii) the increase of revenue from the crude salt segment from $8,415,487 for the nine-month period ended September 30, 2012 to $9,983,741 for the same period in 2013, an increase of approximately 19%; and (iii) the increase of revenue from the chemical products segment from $26,284,936 for the nine-month period ended September 30, 2012 to $32,007,282 for the same period in 2013, an increase of approximately22%.

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent Increase
	September 30, 2013		September 30, 2012		of Net Revenue
Segment		% of total		% of total
Bromine	$46,300,730	53%	$44,953,429	56%	3%
Crude Salt	$9,983,741	11%	$8,415,487	11%	19%
Chemical Products	$32,007,282	36%	$26,284,936	33%	22%
Total sales	$88,291,753	100%	$79,653,852	100%	11%

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2013	September 30, 2012	Increase
Bromine (excluded volume sold to SYCI)	15,306	13,615	12%
Crude Salt	241,239	223,149	8%

	Nine-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2013	September 30, 2012	Increase/(Decrease)
Oil and gas exploration additives	9,513	7,903	20%
Paper manufacturing additives	3,125	2,025	54%
Pesticides manufacturing additives	2,297	2,352	(2%)
Overall	14,935	12,280	22%

Bromine segment
The increase in net revenue from our bromine segment was mainly due to the increase in the sales volume. The sales volume of bromine increase from 13,615 tonnes for the nine-month period ended September 30, 2012 to 15,306 tonnes for the same period in 2013, an increase of 12%. As mentioned hereinbefore, the major reason for the increase in the sales volume of bromine was mainly due to the lower level of bromine price, and our customers increased their bromine inventories.

The selling price of bromine decreased from $3,302 per tonne for the nine-month period ended September 30, 2012 to $3,025 tonnes for the same period in 2013, a decrease of 8%. The major reason for the decrease in the selling price of bromine was mainly attributable to the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. As a result, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price for the three-month period ended September 30, 2013 increased $71 per tonne, as compared with the three-month period ended December 31, 2012, which was $2,954 per tonne. We expect the average selling price of bromine to remain at the current level through the end of 2013 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for nine-month period ended September 30, 2013 from the same period in 2012.

Nine-Month Period Ended September 30,
Increase / (Decrease) in net revenue of bromine as a result of:	2013 vs. 2012
Decrease in average selling price	$(4,002,086)
Increase in sales volume	$5,349,386
Total effect on net revenue of bromine	$1,347,300

Crude salt segment
The increase in net revenue from our crude salt segment was mainly due to the increase in both the average selling price and sales volume. The average selling price of crude salt increase from $37.71 per tonne for the nine-month period ended September 30, 2012 to $41.39 per tonne for the same period in 2013, an increase of 10%, and the sales volume also increased by 8% from 223,149 tonnes for the nine-month period ended September 30, 2012 to 241,239 tonnes for the same period in 2013. The increase in both the average selling price and sales volume was mainly due to the stable demand as crude salt is a basic and elementary material for chemical industry.

We noted an upward trend in the average selling price of crude salt since the third quarter of 2011 due to the stable demand of the crude salt. The average selling price increased from $37.19 per tonne in the third quarter of 2011 to $41.39 per tonne in the third quarter of 2013. We expect the average selling price of crude salt to remain at current levels through the end of 2013.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for nine-month period ended September 30, 2013 from the same period in 2012.

Nine-Month Period Ended September 30,
Increase in net revenue of crude salt as a result of:	2013 vs. 2012
Increase in average selling price	$852,831
Increase in sales volume	$715,423
Total effect on net revenue of crude salt	$1,568,254

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Nine-Month Period Ended		Nine-Month Period Ended		Change of
	September 30, 2013		September 30, 2012		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$18,126,509	57%	$14,261,944	54%	27%
Paper manufacturing additives	$3,547,763	11%	$2,509,455	10%	41%
Pesticides manufacturing additives	$10,333,010	32%	$9,513,537	36%	9%
Total sales	$32,007,283	100%	$26,284,936	100%	22%

Net revenue from our chemical products segment increased from $26,284,936 for the nine-month period ended September 30, 2012 to $32,007,283 for the same period in 2013, an increase of approximately 22%. The increase was mainly attributable to the increase in demand for all of our chemical products. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $18,126,509 (or 57%) and $14,261,944 (or 54%) of our chemical segment revenue for the nine-month periods ended September 30, 2013 and 2012, respectively, with an increase of $3,864,566, or 27%. Net revenue from our paper manufacturing additives increased from $2,509,455 for the nine-month period ended September 30, 2012 to $3,547,763 for the same period in 2013, an increase of approximately 41%. Net revenue from our pesticides manufacturing additives increased from $9,513,537 for the nine-month period ended September 30, 2012 to $10,333,010 for the same period in 2013, an increase of approximately 9%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for nine-month period ended September 30, 2013 from the same period in 2012.

Increase / (Decrease) in net revenue, for the nine-month period ended September 30, 2013 vs. 2012, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase / (Decrease) in average selling price	$877,959	$(267,679)	$1,054,415	$1,664,695
Increase / (Decrease) in sales volume	$2,986,607	$1,305,987	$(234,942)	$4,057,652
Total effect on net revenue of chemical products	$3,864,566	$1,038,308	$819,473	$5,722,347

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2013		September 30, 2012		Net Revenue
Segment		% of total		% of total
Bromine	$34,745,832	55%	$31,584,700	57%	10%
Crude Salt	$6,755,418	11%	$5,569,663	10%	21%
Chemical Products	$21,750,679	34%	$18,451,060	33%	18%
Total	$63,251,929	100%	$55,605,423	100%	14%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $63,251,929 for nine-month period ended September 30, 2013, an increase of $7,646,506 (or 14%) over the same period in 2012. The increase in overall cost of net revenue was mainly attributable to the increase in volume of products sold and the increase in depreciation and amortization of manufacturing plant and machinery, which was partially offset by the decrease in purchase price of raw materials.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Nine-month period ended September 30, 2012	44,547		43%
Nine-month period ended September 30, 2013	47,347		46%
Variance of the nine-month periods ended September 30, 2013 and 2012	2,800	(ii)	3%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes.

(ii) The increase in 2,800 tonnes production capacity represents the management’s estimate of the capacity of Factory No. 11 acquired in late November 2012.

Our utilization ratio increased by 3% for the nine-month period ended September 30, 2013 as compared with the same period in 2012. The increase in utilization was mainly attributable to the increasing demand of bromine from the downstream industrial customers.

Bromine segment
For the nine-month period ended September 30, 2013, the cost of net revenue for the bromine segment was $34,745,832, an increase of $3,161,132 or 10% over the same period in 2012. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $16,625,563 (or 48%), depreciation and amortization of manufacturing plant and machinery of $12,236,373 (or 35%) and electricity of $2,370,825 (or 7%) for the nine-month period ended September 30, 2013. For the nine-month period ended September 30, 2012, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $16,506,930 (or 52%), depreciation and amortization of manufacturing plant and machinery of $9,856,084 (or 31%) and electricity of $2,134,871 (or 7%). The cost structure changed as compared with the same period in 2012 where the contribution from cost of raw materials and finished goods consumed decreased by 4% and depreciation and amortization of manufacturing plant and machinery increased by 4%. The increase in net cost of net revenue was attributable mainly to the increase in volume of products sold and the increase in depreciation and amortization of manufacturing plant and machinery, which was partially offset by the decrease in purchase price of raw materials.

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of bromine segment	September 30, 2013		September 30, 2012		% Change
		% of total		% of total
Raw materials	$1,086	48%	$1,212	52%	(10%)
Depreciation and amortization	$799	35%	$724	31%	10%
Electricity	$155	7%	$157	7%	(1%)
Others	$230	10%	$227	10%	1%
Production cost of bromine per tonne	$2,270	100%	$2,320	100%	(2%)

Our production cost of bromine per tonne was $2,270 for the nine-month period ended September 30, 2013, a decrease of 2% (or $50) over the same period in 2012, which was attributable mainly to the component of cost of raw materials consumed. The cost of raw materials consumed per tonne decreased by 10% as compared to the last comparison period, which was mainly attributable to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government since January 2011. The significant percentage increase in depreciation and amortization per tonne by 10% was due to the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012, which accelerated the depreciation and amortization of the plant and machinery.

Crude salt segment
For the nine-month period ended September 30, 2013, the cost of net revenue for our crude salt segment was $6,755,418, representing an increase of $1,185,755, or 21%, compared to $5,569,663 for the same period in 2012. The increase in cost was mainly due to the increase in the number of enhancement projects performed in second quarter of 2012, which in turn resulted in an increase in the depreciation and amortization of manufacturing plant and machinery. The significant cost components for the nine-month period ended September 30, 2013 were depreciation and amortization of $4,656,245 (or 69%), resource taxes calculated based on crude salt sold of $776,965 (or 12%) and electricity of $537,154 (or 8%). The significant cost components for the nine-month period ended September 30, 2012 were depreciation and amortization of $3,842,957 (or 69%), resource tax of $706,743 (or 13%) and electricity of $412,456 (or 7%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of crude salt segment	September 30, 2013		September 30, 2012		% Change
		% of total		% of total
Depreciation and amortization	$19.3	69%	$17.2	69%	12%
Resource tax	$3.2	12%	$3.2	13%	-
Electricity	$2.2	8%	$1.8	7%	22%
Others	$3.3	11%	$2.8	11%	18%
Production cost of crude salt per tonne	$28.0	100%	$25.0	100%	12%

Our production cost of crude salt per tonne was $28.0 for the nine-month period ended September 30, 2013, an increase of 12% (or $3.0) as compared to the same period in 2012, which was attributable mainly to the component of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 12% was due to the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012, which accelerated the depreciation and amortization of the plant and machinery. Other production costs represented mainly salaries and welfare of labor for the crude salt fields.

Chemical products segment
For the nine-month period ended September 30, 2013, cost of net revenue for our chemical products segment was $21,750,679, representing an increase of $3,299,619 or 18% over the same period in 2012. The costs were cost of raw material and finished goods consumed of $18,693,141 (or 86%) and $15,801,059 (or 86%) and depreciation and amortization of manufacturing plant and machinery of $2,107,340 (or 10%) and $1,919,064 (or 10%) for each of the nine-month periods ended September 30, 2013 and 2012, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of our manufacturing plant and machinery, the rate of increase for the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit. Gross profit was $25,039,824, or 28%, of net revenue for nine-month period ended September 30, 2013 compared to $24,048,429, or 30%, of net revenue for the same period in 2012. The decrease in gross profit percentage was primarily attributable to a drop in the margin percentage of bromine and crude salt segments.

	Gross Profit by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2013		September 30, 2012		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$11,554,898	25%	$13,368,729	30%	(5%)
Crude Salt	$3,228,323	32%	$2,845,824	34%	(2%)
Chemical Products	$10,256,603	32%	$7,833,876	30%	2%
Total Gross Profit	$25,039,824	28%	$24,048,429	30%	(2%)

Bromine segment
The gross profit margin for our bromine segment for the nine-month period ended September 30, 2013 was 25% compared to 30% for the same period in 2012. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price in the nine-month ended September 30, 2013 was affected. We cut the average selling price of bromine from $3,302 per tonne for the nine-month period ended September 30, 2012 to $3,025 per tonne for the same period in 2013, a decrease of 8%, in order to compete with other bromine manufacturers. Also, the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012, which accelerated the depreciation and amortization of the plant and machinery. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2013 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the nine-month period ended September 30, 2013, the gross profit margin for our crude salt segment was 32% compared to 34% for the same period in 2012. This 2% is attributable to the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012.

Chemical products segment
The gross profit margin for our chemical products segment for the nine-month period ended September 30, 2013 was 32% compared to 30% for the same period in 2012, an increase of 2%. As previously mentioned, this increase in gross profit margin was a result of the increase in both the sales volume and selling price for our oil and gas exploration additives. As sales of oil and gas exploration additives contributed more than 57% of our total chemical products segment’s net revenue, the increase in demand and selling price largely increased the gross profit margin of our chemical products segment.

Research and Development Costs. For the nine-month periods ended September 30, 2013 and 2012, the total research and development costs incurred were $105,380 and $133,802, respectively, a decrease of 21%. Research and development costs for the nine-month periods ended September 30, 2013 and 2012 represented raw materials used by SYCI for testing the manufacturing routine.

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

General and Administrative Expenses. General and administrative expenses were $6,354,165 for the nine-month period ended September 30, 2013, an increase of $1,163,231 (or 22%) as compared to $5,190,934 for the same period in 2012. The significant increase was primarily due to (i) the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the nine-month period ended September 30, 2013 amounted to $556,325, as compared to the unrealized exchange loss for the same period in 2012 amounted to $154,998 and (ii) an increase in the depreciation of the newly acquired office units in a commercial building in September 2012 amount to $529,566 for the nine-month periods ended September 30,2013 compared to the same period in 2012.

Gain on relocation of factory. Gain on relocation of factory was $1,877,779 for the nine-month period ended September 30, 2013. In late September 2013, the Transportation Bureau of Dongying City and other local government agencies requested to requisition the land where the original Factory No. 3 was located for railway construction.

Other Operating Income. Other operating income was $489,695 for the nine-month period ended September 30, 2013, which represented (i) a sum of $318,603for sales of wastewater; (ii) a sum of $171,092 for insurance compensation received in 2013 for legal fees incurred in 2012. Other operating income was $218,428 for the nine-month period ended September 30, 2012, which represented the sales of wastewater to some of our customers.

Income from Operations. Income from operations was $20,876,743 for the nine-month period ended September 30, 2013 (or 24% of net revenue), an increase of $3,037,560, or approximately 17%, over income from operations for the same period in 2012. The increase resulted primarily from the increase in the demand for all of our segment products and gain on relocation of original Factory No.3.

	Income from Operations by Segment
	Nine-Month Period Ended September 30, 2013		Nine-Month Period Ended September 30, 2012
Segment:		% of total		% of total
Bromine	$10,086,575	45%	$9,536,574	50%
Crude Salt	2,902,613	13%	1,986,451	10%
Chemical Products	9,408,993	42%	7,508,900	40%
Income from operations before corporate costs	22,398,181	100%	19,031,925	100%
Corporate costs	(1,521,438)		(1,192,742)
Income from operations	$20,876,743		$17,839,183

Bromine segment
Income from operations from our bromine segment was $10,086,575 for the nine-month period ended September 30, 2013, an increase of $550,001 (or approximately 6%) compared to the same period in 2012. This increase resulted primarily from the increase in sales volume (contributed an increase of approximately $5.3 million) and gain on relocation of original Factory No.3 of approximately $1.45million, which was partially offset by the decrease in the average selling price (contributed a decrease of approximately $4.0 million) as a result of the PRC government’s macro-economic tightening policy and the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012.

Crude salt segment
For the nine-month period ended September 30, 2013, income from operations from our crude salt segment was $2,902,613, an increase of $916,162 (or approximately 46%) compared to the same period in 2012. This significant increase was mainly due to the increase in both the average selling price and sales volume (contributed an aggregate increase of approximately $1.57 million) and gain on relocation of original Factory No.3 of approximately $0.43million, which was partially offset by the increase in depreciation and amortization of manufacturing facilities as a result of the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects commenced in September 2012.

Chemical products segment
For the nine-month period ended September 30, 2013, income from operations from our chemical products segment was $9,408,993, an increase of $1,900,093 (or approximately 25%) over same period in 2012. This increase was primarily due to (i) the increase in net revenue of our oil and gas exploration additives and paper manufacturing additives of approximately $4.9 million due to increase in the demand, which was largely offset by the increase in cost of net revenue of approximately $3.3 million due to the increase in the quantity of raw materials purchased as a result of the overall demand in quantity of chemical products sold.

Other Income, Net. Other income, net of $81,336 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2013, a decrease of $7,463 (or approximately 8%) as compared to the same period in 2013, mainly due to lower average bank balance held during the nine months period ended September 30, 2013 compared to the same period ended September 30, 2012.

Net Income. Net income was $15,348,593 for the nine-month period ended September 30, 2013, an increase of $2,259,596 (or approximately 17%) compared to the same period in 2012. This increase was primarily attributable to the overall increase in demand for our products and gain on relocation of original Factory No.3.

Effective Tax Rate. Our effective tax rate for the nine-month periods ended September 30, 2013 and 2012 was 27% and 27%, respectively. The effective tax rate of 27% for the nine-month period ended September 30, 2013 differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company. The effective tax rate of 27% for the same period in 2012 differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, cash and cash equivalents were $97,204,603 as compared to $65,241,035 as of December 31, 2012. The components of this increase of $31,963,568 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2013	2012
Net cash provided by operating activities	$31,388,975	$10,742,514
Net cash used in investing activities	$(951,640)	$(29,925,583)
Net cash used in financing activities	$(302,497)	$(297,598)
Effects of exchange rate changes on cash and cash equivalents	$1,828,730	$(451,033)
Net (decrease)/increase in cash and cash equivalents	$31,963,568	$(19,931,700)

For the nine-month period ended September 30, 2013, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the nine-month periods ended September 30, 2013 and 2012, we had positive cash flow from operating activities of $31.4 million and $10.7 million, respectively, primarily attributable to net income.

During the nine-month period ended September 30, 2013, cash flow from operating activities of $31.4 million exceeded our net income of $15.3 million, mainly due to (i) substantial non-cash charges of $19.6 million, mainly in the form of depreciation and amortization of property, plant and equipment, exchange loss on intercompany balances and stock-based compensation; partially offset by (ii) cash used in working capital of $3.6 million, which mainly consisted of increase in accounts receivable and decrease in retention payable, partially offset by the increase in taxes payable and decrease in inventories.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
		% of total		% of total
Aged 1-30 days	$12,092,903	29%	$9,226,030	26%
Aged 31-60 days	$11,907,825	29%	$8,668,189	24%
Aged 61-90 days	$10,765,274	26%	$6,758,020	19%
Aged 91-120 days	$6,777,013	16%	$6,535,738	18%
Aged 121-150 days	$-	-	$4,781,923	13%
Total	$41,543,014	100%	$35,969,900	100%

The overall accounts receivable balance as of September 30, 2013 increased by $5,573,114 (or 15%), as compared to those as of December 31, 2012. Such increase is mainly attributable to the increase in net revenues as a result of the increased demand for our products in all segments. We are not aware of any allowances for doubtful debts required for the nine-month period ended September 30, 2013 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. For the balances of accounts receivable as of September 30, 2013 aged more than 90 days, all was settled in October 2013. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	September 30, 2013		December 31, 2012
		% of total		% of total
Raw materials	$666,320	11.5%	$773,453	12.9%
Finished goods	$5,167,438	89.0%	$5,248,039	87.6%
	$5,833,758	100.5%	$6,021,492	100.5%
Allowance for obsolete and slowing-moving inventory	$(28,516)	(0.5%)	$(27,894)	(0.5%)
Total	$5,805,242	100.0%	$5,993,598	100.0%

The net inventory level as of September 30, 2013 decreased by $188,356 (or 3%), as compared to the net inventory level as of December 31, 2012.

Raw materials decreased by 14% as of September 30, 2013 as compared to December 31, 2012. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of September 30, 2013 are fully realizable for production of finished goods without any impairment.

Our finished goods mainly composed of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and there is a stable market price with a positive gross profit margin of 32% for the nine-month period ended September 30, 2013 (30% for fiscal year 2012). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%.

The annual loss of crude salt due to evaporation is around 3%. As the market price of crude salt per ton increased from $37.7 in the third quarter of 2012 to $43.3 in the third quarter of 2013, and the relative cost of production is low, we believe that there will be no realization problem for crude salt and its selling price should not be lower than its cost.

Net Cash Used in Investing Activities

In the nine-month period ended September 30, 2013, we used approximately $0.6 million cash for the prepayment of land leases.

We also used approximately $0.3 million cash for the construction of our new Factory No.3 due to the resumption of leased land by the Transportation Bureau of Dongying City and other local government agencies for railway construction.

In the nine-month period ended September 30, 2012, we used approximately $0.5 million cash for the prepayment of land leases. In the same period, we also used approximately $29.4 million cash to acquire property, plant and equipment, which included (i) the second phase enhancement project to the extraction wells and protective shells to transmission channels and ducts in Factory No. 1 to 9 in the amount of approximately $12.8 million and $8.1 million, respectively; (ii) the enhancement work to the bromine production facilities in Factory No. 2 at a cost of approximately $1.3 million; (iii) the enhancement work to the chemical products production facilities at a cost of approximately $1.5 million; and (iv) the purchase of five stories of offices in a commercial building, from a company in which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest, for our new headquarters at a cost of approximately $5.7 million.

The above investing activities were financed by the opening cash balances as of December 31, 2012, and 2011, and cash generated from operation during the nine-month period ended September 30, 2013.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the nine-month period ended September 30, 2013.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months. However we will likely need to raise additional capital in order to fund the ongoing program of acquiring unlicensed bromine properties, increasing our chemical production capacity and developing new bromine and crude salt production line in Sichuan Province, PRC. We expect to raise those funds through issuing additional shares of our capital stock and credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Working capital was approximately $135.7 million at September 30, 2013 as compared to approximately $96.2 million at December 31, 2012. The increase was mainly attributable to the cash provided by operating activities and the increase in accounts receivable during the nine-month period ended September 30, 2013.

We had available cash of approximately $97.2 million at September 30, 2013, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancement works to our existing bromine and crude salt business, and exploration cost of new brine water resources in Sichuan Province, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2013 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

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

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the “Individual Defendants”) have been named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws. That action, which is now captioned Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California. The lead plaintiffs, who seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011. Lead plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company. The amended complaint also asserts claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount. The Company filed a motion to dismiss the amended complaint. On May 15, 2012, the Court denied the Company’s motion to dismiss the amended complaint. On April 30, 2013, the parties executed a stipulation and agreement of settlement (“Proposed Settlement”). The Proposed Settlement is subject to review and approval of the Court. In the event that the Proposed Settlement is approved and accepted, the Company does not expect it to have any impact on the financial statements. The Company believes that the overall cost in connection with this litigation will be reimbursed by the insurance company to the extent covered by the insurance policies.

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

101.1
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 8, 2013	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 8, 2013	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)