Form 10-K
period 2013-12-31
GULF RESOURCES, INC.
filed 2014-03-17
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $ $27,360,465 based upon a closing sale price of $ $1.16.

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
Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
 As of March 12, 2014, the registrant had outstanding 38,580,602 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of  $0.15843 and $0.16142 during fiscal year 2012 and 2013, respectively. The functional and reporting currency of the Company is the United States dollar (“USD” or $”).

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

On December 12, 2006, our Company, then known as Diversifax, Inc., a public "shell" company, acquired Upper Class Group Limited and SCHC. Under the terms of the agreement, the stockholders of Upper Class Group Limited received 13,250,000 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of voting common stock of Gulf Resources, Inc. in exchange for all outstanding shares of Upper Class Group Limited. Members of the Yang family received approximately 62% of our common stock as a result of the acquisition.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited. Share and per share amounts stated have been retroactively adjusted to reflect the share exchange. On February 20, 2007, we changed our corporate name to Gulf Resources, Inc.

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

On October 12, 2009, we completed a 1-for-4 reverse stock split of our common stock, such that for each four shares outstanding prior to the stock split there was one share outstanding after the reverse stock split. All shares of common stock referenced in this report have been adjusted to reflect the stock split figures. On October 27, 2009, our shares began trading on the NASDAQ Global Select Market under the ticker symbol “GFRE” and on June 30, 2011 we changed our ticker symbol to “GURE” to better reflect our corporate name.

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

Acquisitions of Production Facilities

 On November 26, 2012, the Company acquired substantially all of the assets owned by Chengyong Zhao in Guantai Village located in Shouguang City Yangkou Township area (the “Chengyong Zhao Property” or “Factory No. 11”). The Chengyong Zhao Property includes a 20-year land lease covering approximately 1,727 acres of real property, with a related production facility, wells, pipelines, other production equipment, and the buildings located on the property. The total purchase price for the acquired assets was RMB 62 million (approximately $9.80 million), consisting of RMB 31 million (approximately $4.93 million) in cash and 3,806,728 shares of the Company’s common stock valued at approximately $4.87 million (fair value). The production line of Factory No. 11 was resumed in March 2013 after certain repair and adjustments.

The bromine factory and crude salt field acquisition described above was not in operation when the Company acquired the asset.   Production at the bromine factory has been previously halted by the government since the owner of the bromine factory did not hold the proper license for the exploration and production of bromine. Factory No. 11 had not been in operation for more than six months at the time of the acquisition.

Leased Facility

On November 5, 2010, SCHC entered into a lease (the “Lease Contract”) with State-Operated Shouguang Qingshuibo Farm (the “Lessor”). Pursuant to the Lease Contract, SCHC shall lease certain property with an area of 3,192 square meters and buildings adjacent to the Company’s Factory No. 1.  There are currently non-operating bromine production facilities on the property which have not been in production for more than 12 months.  The annual lease payment for the property is RMB5 million, approximately US$755,000, per year and shall be paid by SCHC no later than June 30th of each year.  The term of the Lease Contract is for twenty years commencing from January 1, 2011. The Lease Contract may be renewed by SCHC for an additional twenty-year period on the same terms.  The Lessor has agreed to permit SCHC to reconstruct and renovate the existing bromine production facilities on the property.

Our Business Segments

Our business operations are conducted in three segments, bromine, crude salt, and chemical products.  We manufacture and trade bromine and crude salt, and manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents and inorganic chemicals.  We conduct all of our operations in China in close proximity to China’s petrochemical and oil refinery manufacturing base and its rapidly growing market.

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

The extraction of bromine in the Shandong Province is limited by the Provincial Government to licensed operations.  We hold one such license.   As part of our business strategy, it is our plan to continue acquiring smaller scaled and unlicensed producers and to use our bromine to expand our downstream chemical operations.

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

Processing of Bromine

Natural brine is a complicated salt-water system, containing many ionic compositions in which different ions have close interdependent relationships and which can be reunited to form many dissolved soluble salts such as sodium chloride, potassium chloride, calcium sulfate, potassium sulfate and other similar soluble salts. The goal of natural brine processing is to separate and precipitate the soluble salts or ions away from the water.  Due to the differences in the physical and chemical characteristics of brine samples, the processing methods are varied, and can result in inconsistency of processing and varied technical performance for the different useful components from the natural brine.

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

Crude Salt

We also produce crude salt, which is produced from the evaporation of the wastewater after our bromine production process. Once the brine is returned to the surface and the bromine is removed, the remaining brine is pumped to on-site containing pools and then exposed to natural sunshine. This causes the water to evaporate from the brine, resulting in salt being left over afterwards. Crude salt is the principal material in alkali production as well as chlorine alkali production and is widely used in the chemical, food and beverage, and other industries.

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI.  The products we produce and the markets in which they are sold include, among others:

Product name	Application sector
Hydroxyl guar gum	Oil Exploration & Production
Demulsified agent	Oil Exploration & Production
Corrosion inhibitor for acidizing	Oil Exploration & Production
Bactericide	Oil Exploration / Agricultural
Chelant	Paper Making
Iron ion stabilizer	Oil Exploration & Production
Clay stabilizing agent	Oil Exploration & Production
Flocculants agent	Paper Making
Remaining agent	Paper Making
Expanding agent with enhanced gentleness	Paper Making
Bromopropane	Agricultural
Environmental friendly additive products	Oil Exploration & Production
Solid lubricant	Oil Exploration & Production
Polyether lubricant	Oil Exploration & Production
Benzaldehyde dibromide	Agricultural
Chlorantraniliprole	Agricultural

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

The amounts set forth below are based upon on an average RMB to USD exchange rates of $0.16142 and $0.15843 during fiscal years 2013 and 2012, respectively.

	Net Revenue by Segment
	Year Ended December 31, 2013		Year Ended December 31, 2012
Segment:	% of total		% of total
Bromine	$60,488,886	51%	$56,332,785	55%
Crude Salt	$13,790,128	12%	$11,143,848	11%
Chemical Products	$44,112,769	37%	$34,224,249	34%
Total sales	$118,391,783	100%	$101,700,882	100%

Segment:	Percentage Increase in Net Revenue from fiscal year 2012 to 2013
Bromine	7.4%
Crude Salt	23.7%
Chemical Products	28.9%

SCHC’s products sold in metric tons	Year ended December 31, 2013	Year ended December 31, 2012	Percentage Change
Bromine	20,149	17,467	15%
Crude Salt	340,943	297,206	15%

SYCI’s products sold in metric tons	Year ended December 31, 2013	Year ended December 31, 2012	Percentage Change
Oil and gas exploration additives	13,074	10,380	26.0%
Paper manufacturing additives	4,159	2,819	47.5%
Pesticides manufacturing additives	3,122	3,045	2.5%
	20,355	16,244	25.3%

	Income from Operations by Segment
	Year ended December 31, 2013		Year ended December 31, 2012
Segment:		% of total		% of total
Bromine	$13,152,092	43%	$9,817,947	45%
Crude Salt	$3,831,272	13%	2,932,694	13%
Chemical Products	$13,371,119	44%	$9,289,175	42%
Income from operations before corporate costs	$30,354,483	100%	$22,039,816	100%
Corporate costs	$(1,910,990)		$(1,554,961)
Income from operations	$28,443,493		$20,484,855

Year Ended December 31, 2013	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$60,488,886	$13,790,128	$44,112,769	$118,391,783	$-	$118,391,783
Net revenue (intersegment)	2,947,350	-	-	2,947,350	-	2,947,350
Income (loss) from operations before taxes	13,152,092	3,831,272	13,371,119	30,354,483	(1,910,990)	28,443,493
Income taxes	3,459,256	785,879	3,362,548	7,607,683	-	7,607,683
Income (loss) from operations after taxes	9,692,836	3,045,393	10,008,571	22,746,800	(1,910,990)	20,835,810
Total assets	181,490,011	61,138,301	66,479,395	309,107,707	137,098	309,244,805
Depreciation and amortization	17,384,351	6,547,844	3,528,498	27,460,693	-	27,460,693
Capital expenditures	2,780,023	406,586	6,072	3,192,681	-	3,192,681
Write-off / Impairment	24,503	3,247	214	27,964	-	27,964

Year Ended December 31, 2012	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$56,332,785	$11,143,848	$34,224,249	$101,700,882	$-	$101,700,882
Net revenue (intersegment)	2,739,256	-	-	2,739,256	-	2,739,256
Income (loss) from operations before taxes	9,817,947	2,932,694	9,289,175	22,039,816	(1,554,961)	20,484,855
Income taxes	2,658,235	588,556	2,344,662	5,591,453	-	5,591,453
Income (loss) from operations after taxes	7,159,712	2,344,138	6,944,513	16,448,363	(1,554,961)	14,893,402
Total assets	168,434,071	55,732,942	53,995,682	278,162,695	30,339	278,193,034
Depreciation and amortization	14,589,701	6,063,323	2,664,571	23,317,595	-	23,317,595
Capital expenditures	26,302,483	5,771,888	10,180,860	42,255,231	-	42,255,231
Write-off / Impairment	891,605	150,533	-	1,042,138	-	1,042,138

Sales and Marketing

We have an in-house sales staff of 8 persons. Our customers send their orders to us first. Our in-house sales staff then attempts to satisfy these orders based on our actual production schedules and inventories on hand. Many of our customers have a long term relationship with us.We expect this to continue due to continuing high demand for mineral products, however, these relationship can not be guaranteed in the future.

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2013 were Shandong Morui Chemical Company Limited, Shouguang City Rongyuan Chemical Company Limited, Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited, Shouguang Shen Runfa Ocean Chemical Company Limited, Shouguang Weidong Chemical Company Limited and Shandong Yijia Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy. We are not aware of any allowances for doubtful debts required for each of the years ended December 31, 2013 and 2012.

During each of the years ended December 31, 2013 and 2012, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $17,629,437 and $18,379,262, respectively, or approximately 29.1% and 32.6% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 11.5% and 12.5%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2013 and 2012, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $11,243,907 and $8,054,655, respectively, or approximately 81.6% and 72.3% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 37.5% and 32.0%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2013 and 2012, sales to our three largest chemical products customers, based on net revenue from such customers, aggregated $18,848,545 and $17,192,949, respectively, or approximately 42.7% and 50.2% of total net revenue from sale of chemical products; and sales to our largest customer represented approximately 21.5% and 25.4%, respectively, of total net revenue from the sale of chemical products.

This concentration of customers for all three segments makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

Principal Suppliers

Our principal external suppliers are Shandong Xinlong Biological Technology Company limited, Shouguang City Rongguang Trading Company Limited and Shandong Xinlong Group Company limited, Shandong Haihua Chlorine & Alkali Colophony Chemicals Company Limited, Shouguang Hongye Trading Company Limited.

During each of the years ended December 31, 2013 and 2012, we purchased 59.2% and 56.6%, respectively, of raw materials for our bromine production from three suppliers.

During each of the years ended December 31, 2013 and 2012, we purchased 91.6% and 89.9%, respectively, of raw materials for our chemical products production from three suppliers. We purchased a portion of the bromine produced by the Company internally as well, at cost totaling $2,947,350 and $2,739,256, for the years ended December 31, 2013 and 2012 respectively, for the production of chemical products.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of the keen competition and the trend of a decrease in bromine contraction of brine water being extracted in Shouguang City, Shandong Province, in recent years, the Company had announced its intent to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. The Company completed the drilling of its first exploratory well in December 2011 and announced in mid-January 2012 that the Company discovered underground brine water resources in Daying County. It has provided preliminary concentration results after the testing by a third-party independent testing expert. According to the third-party independent testing report, the bromine concentration in the underground brine water resources is 1.53 grams per liter, which is approximately six to seven times higher than the average bromine concentration from its brine water resources at our bromine factories in Shouguang City. No further exploration cost was incurred for the fiscal year 2012 and 2013 as we are still discussing and negotiating with the local government of Daying County to further explore the brine water resources. The Company expects to continue to cooperate with the Daying County government in 2014 in order to further determine the total brine water resources reserve and exploitable amount in the area.

In order to improve the bromine and crude salt production capacity, the Company will continue to enhance its existing bromine and crude salt production facilities. From May through August 2012, the Company carried out such enhancement projects at a cost of approximately $20.9 million for its extraction wells and transmission channels and ducts in Factories No. 1 to No. 9. The Company delayed enhancement plan for its transmission channels and ducts in Factories No. 10 to No. 11 in 2013 due to the local government’s integration of the bromine industry and weather conditions. The Company expects to carry out enhancement projects for its transmission channels and ducts in Factories No. 10 to No. 11 in 2014, which will cost approximately $10 million. The Company expects such enhancement expenditures will be funded by the Company’s cash on hand.

In addition, the Company plans to continue to acquire crude salt fields and bromine properties to increase its production capacity. Prior to 2013, the Company acquired eleven such crude salt field and bromine properties at purchase prices totaling $107.2 million in a combination of cash and shares of our common stock, expanding our overall annual production capacity to 47,347 metric tons of bromine and 861,143 metric tons of crude salt. The Company expects that it will continue its acquisition program in 2014 and that these acquisitions will be funded by a combination of cash on hand, and the issuance of debt or equity securities, including securities issued to the sellers.

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

We compete with PRC domestic private companies and state-owned companies.  Certain state-owned and state backed competitors are more established and have more control of certain resources in terms of pricing than we do.  We compete in our business based on price, our reputation for quality and on-time delivery, our relationship with suppliers and our geographical proximity to natural brine deposits in the PRC for bromine, crude salt and chemical productions.  Management believes that our stable quality, manufacturing processes and plant capacity for the production of bromine, crude salt and chemical products are key considerations in awarding contracts in the PRC.

Our principal competitors in the bromine business are Shandong Yuyuan Group Company Limited, Shandong Haihua Group Company Limited, Shandong Dadi Salt Chemical Group Company Limited and Shandong Haiwang Chemical Company Limited, all of which produce bromine principally for use in their chemicals businesses and sell part of the bromine produced to customers. These companies may switch to selling bromine to the market if they no longer use bromine in their chemical businesses.

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

Employees

As of December 31, 2013, we employed approximately 612 full-time employees, of whom approximately 78% are with SCHC and 21% are with SYCI. Approximately 7% of our employees are management personnel and 3% are sales and procurement staff. None of our employees are represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 12% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution amounts to 19% of the average monthly salary. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $495,894 for fiscal year 2013.

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

We hold government permits or operations permits and for each of our bromine factories.  However, we do not currently hold valid mining permits issued by the State Land and Resources Bureau for our Factories No. 5, 6, 7, 8, 9, 10 and 11.  We have already filed applications for these mining permits, however we are not able to confirm when such mining permits will be issued, if at all.

We received a letter from the Shouguang Municipal State Land and Resources Bureau on March 10, 2011, stating that our Factories No. 5, 6, 7, 8, and 9 “are permitted to continue mining and can operate in a standard manner and carry out mining activities in a reasonable way pursuant to the requirements of the relevant mineral resources authorities, and are free of any illegal acts of exceeding layer or boundary limits and any violations of relevant laws and regulations of the State.”

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

Most of our bromine and crude salt manufacturing facilities are located on land leased by SCHC. Any taking of leased land by the Chinese government could impair our carrying value of production facilities and our ability to timely produce and deliver products, which could have an adverse effect on our business, financial position and results of operations. In mid-May 2011, one of our leased parcels of land was taken by the Chinese government for civil redevelopment, which caused suspension of the operations of Factory No. 4 in early July 2011 for relocation, which took four months. In September 2013, one of our leased parcels of land was taken by the Chinese government for railway construction, which caused suspension of the operations of Factory No.3 in September 2013 for relocation, which took four months. Any future taking of our leased lands will adversely affect our existing business and productivity.

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

We had approximately 38,580,602 shares of our common stock outstanding as of December 31, 2013.  There are a limited number of holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

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

Key
Highway
National Rd
Provincial Rd
Railway
Province boundary
Mining Property
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
Shandong
Lanzhou
Shanghai
Lasa
Wuhan
Kunming
Guangzhou

Date : December 31, 2013

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

Guang
No.3
Yangkou Port
Bohai Bay
Ding Thorpe
Dong
Rao
Qing
High way
Yangkou
No.1
No.10
No.7
No.5
No.4
No.2
Renjiazhuangzi
Zhengjia zhuangzi
Country
No.11
No.9
No.8
Dajiawa
No.6
Yingli
Yangzi
Taitou
Hou Township
Hanting District
Shouguang City
Cangzhou City
Dongying City
Shouguang City
Yantai City
Jinan City
Weifang City
Shan Dong Province
Qingdao City
Heze City
Linyi City
Key
Highway
National Rd.
Provincial Rd.
Railway
Water System
Province Boundary
Mining Property Boundary
0
5
10km

Date : December 31, 2013

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

Nature of Ownership Interest in the Properties

All of the land in the PRC is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes at no cost. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. The Company does not own any land but has entered into contracts with the local government and original owners of the land use rights to acquire their rights for a period of 50 years.  The contracts required us to pay a one-time fee plus an annual rent.

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

Factories No. 1 to No. 11 are in their production stage and operate bromine extraction and crude salt production facilities. The facilities each include wells, which are used to extract natural brine from underground, natural brine transmission pipelines, natural brine storage reservoirs, bromine refining equipment, wastewater transport pipes, and drying brine drying pans.

The equipment and facilities described above were constructed within three months after the acquisition of each of our respective properties using the latest technology and equipment and do not currently require modernization.  Because bromine is a highly corrosive liquid, the equipment undergoes inspection and maintenance each year, especially the subaqueous pumps which need to be regularly inspected and maintained or replaced. Also, enhancements to certain protective shells to the crude salt fields, extraction wells and transmission channels and ducts are carried out every 5 to 8 years, depending on the erosion rate, which is affected by different weather conditions and the change in acid components of brine water over time.

As of December 31, 2013, the Company had invested approximately $107.26 million in its eleven production factories and facilities and paid approximately $7.8 million in prepaid land lease payments and mineral rights. The Company incurred approximately $20.9 million in enhancements to protection shells and extraction wells (approximately $12.8) and transmission channels and ducts (approximately $8.1), for the fiscal year 2012. None of the existing extraction wells were impaired or in need of replacement as a result of the enhancement work. However, certain eroded protection shells for transmission channels and ducts, with net carrying value of $911,995 (original cost of $2,348,950) were replaced and impaired in 2012 as part of our enhancement work. In light of the increased labor and raw materials costs of construction projects in recent years, the cost to replace those eroded parts increased the overall cost of the enhancement project to its current level.

As mentioned earlier in this report, the expected life of protective shells for the crude salt fields, extraction wells and transmission channels and ducts are 5 to 8 years. When we acquired production factories No. 2 to 9, their protective shells for crude salt fields, extraction wells and transmission channels and ducts were already under a certain degree of corrosion. Our enhancement work for all of our crude salt fields’ protective shells was completed in 2011. The Company is not expected to carry out such enhancements to the fields during the course of the next 5 years. We will temporarily stop the third and fourth phase enhancement for Factories No.1 - No.9 to the extraction wells and protective shells for transmission channels and ducts, but will focus on enhancement on protective shells for transmission channels and ducts for Factories No.10 and No.11, which were acquired in December 2011 and November 2012, respectively, in order to improve the operation efficiency.

The Company delayed its enhancement plan for its transmission channels and ducts for Factories No. 10 to No. 11 in 2013 due to local government integration and weather conditions. The Company expects to carry out enhancement projects for its transmission channels and ducts in Factories No. 10 to No. 11 in 2014, which will cost approximately $10.0 million. The Company also estimated that the amount of ordinary repair and maintenance expense will be approximately $2.0 million in 2014.

Each of the eleven bromine production facilities is provided with electricity and water by local government utilities.

The following is a description of the land use and mineral rights related to each of the eleven properties held by SCHC as of December 31, 2013.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2013	40.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2013	39 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 3 – Yangdonghua
Area	2,318 acres
Date of Acquisition	June 8, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2013	38.3 Years
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	RMB111,317
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 4 – Liuxingji
Area	2,310 acres
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2013	40.83 Years
Annual Rent	RMB139,255
Prior Fees Paid For Land Use Rights	RMB6.5 million
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 5 – Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2013	41 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 6 – Yangxiaodong
Area	2,641 acres
Date of Acquisition	January 8, 2008
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
The number of remaining years to expiration of the of the land lease as of December 31, 2013	41.5 Years
Prior Fees Paid for Land Use Rights	RMB9.1 million
Annual Rent	RMB191,295
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2013	45.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2013	45.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2013	46.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,000
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2013	8.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000
Mining Permit No.:	Under application

Property	Factory No. 11 – Chengyong Zhao
Area	1,730 acres
Date of Acquisition	November 26, 2012
Land Use Rights Lease Term	Twenty Years
Land Use Rights Expiration Date	2032
The number of remaining years to expiration of the of the land lease as of December 31, 2013	19.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB918,800
Mining Permit No.:	Under application

Leased Facility

On November 5, 2010, SCHC entered into a Lease Contract with State-Operated Shouguang Qingshuibo Farm. Pursuant to the Lease Contract, SCHC shall lease certain property with an area of 3,192 square meters (or 0.8 acres) or and buildings adjacent to the Company’s Factory No. 1.  There are currently non-operating bromine production facilities on the property which have not been in production for more than 12 months.  The annual lease payment for the property is RMB 5.0 million, approximately $794,550, per year and shall be paid by SCHC no later than June 30th of each year.  The term of the Lease Contract is for twenty years commencing from January 1, 2011. The Lease Contract may be renewed by SCHC for an additional twenty year period on the same terms.  The Lessor has agreed to permit SCHC to reconstruct and renovate the existing bromine production facilities on the property.

The chart below represents the annual production capacity and annualized utilization ratios for our bromine producing properties currently leased by the Company, which are all located in Shouguang City, Shandong Province, China.  There are no proven and probable reserves located on our properties.

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2013 Utilization Ratio	2012 Utilization Ratio
Factory No. 1	-	6,442	6,681	47%	50%
Factory No. 2	April 7, 2007	1,846	4,844	44%	33%
Factory No. 3	June 8, 2007	2,318	4,701	40%	40%
Factory No. 4	October 26, 2007	2,310	3,801	50%	46%
Factory No. 5 and Factory No. 7 *	October 25, 2007/ January 7, 2009	3,776	6,986	48%	55%
Factory No. 6	January 8, 2008	2,641	4,539	50%	42%
Factory No. 8	September 7, 2009	2,723	4,016	45%	43%
Factory No. 9	June 7, 2010	759	2,793	50%	46%
Subdivision of Factory No. 1	January 1, 2011	1	3,186	38%	19%
Factory No. 10	December 22, 2011	1,700	3,000	46%	33%
Factory No. 11	November 26, 2012	1,730	2,800	44%	-

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
#
Except for Factory No. 10 and No.11 which were acquired after the assessment performed, annual production capacities for other factories were reassessed by Grant Sherman Appraisal Limited on October 28, 2011.

Each of the properties described above was not in operation when the Company acquired the asset.  The owners of each of the properties did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to Factory No. 2, the property had not been operational for nine months; with respect to Factory No. 3, the property had not been operational for eleven months; with respect to Factory No. 4 and No. 5, the property had not been operational for fifteen months; with respect to Factory No. 6, the property had not been operational for eighteen months; with respect to Factory No. 7, the property had not been operational for thirteen months; with respect to Factory No. 8, the property had not been operational for fourteen months; and with respect to Factories No. 9,No. 10 and No.11, the assets had not been operational for six months.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2013			2012
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	3,131	3,118	18,572	3,324	3,302	20,405
Factory No. 2	2,118	2,149	18,496	1,251	1,227	21,004
Factory No. 3	1,265	1,317	18,853	1,901	1,863	20,273
Factory No. 4	1,884	1,886	18,598	1,737	1,747	20,291
Factory No. 5 and Factory No. 7 *	3,361	3,374	18,596	3,820	3,829	20,362
Factory No. 6	2,284	2,280	18,596	1,897	1,897	20,281
Factory No. 8	1,818	1,817	18,550	1,733	1,734	20,356
Factory No. 9	1,383	1,393	18,598	1,272	1,270	20,310
Subdivision of Factory No. 1	1,213	1,217	18,510	612	613	19,613
Factory No. 10	1,379	1,379	18,547	858	832	20,667
Factory No. 11	1,233	1,204	18,534	-	-	-
Total	21,069	21,135		18,405	18,314

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2013			2012
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	7,300	6,908	253	7,445	12,358	242
Factory No. 2	27,950	27,321	254	16,110	24,302	241
Factory No. 5 and Factory No. 7 *	117,700	138,132	248	132,800	89,098	235
Factory No. 6	38,700	36,845	247	31,100	33,189	236
Factory No. 8	87,400	88,639	255	89,000	71,440	236
Factory No. 9	51,350	43,098	249	66,000	66,819	237
Total	330,400	340,943		342,455	297,206

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

The following table shows the chemical products produced and sold for our SYCI’s production facilities and the weighted average price received for all products sold for the last two years.

	2013			2012
Chemical Products	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Oil and gas exploration additives	13,054	13,074	11,816	10,342	10,380	11,384
Paper manufacturing additives	4,159	4,159	7,068	2,825	2,819	7,427
Pesticides manufacturing additives	3,119	3,122	28,543	3,048	3,045	25,259
Total	20,332	20,355		16,215	16,244

Item 3. Legal Proceedings.

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the “Individual Defendants”) were named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws. That action, captioned Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California. The lead plaintiffs, who sought to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011 asserting claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The amended complaint alleged that the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company. The amended complaint also asserted claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint sought damages in an unspecified amount. The Company filed a motion to dismiss the amended complaint. On May 15, 2012, the Court denied the Company’s motion to dismiss the amended complaint. On April 30, 2013, the parties executed a stipulation and agreement of settlement (“Proposed Settlement”).  On January 8, 2014, the Court entered an Order and Final Judgment approving the Proposed Settlement and dismissing the lawsuit, which was made final on February 9, 2014 after the appeal period ended. Under the term of the settlement, the class-action lawsuit will be dismissed in return for the payment of a total settlement amount of approximately of $2.0 million, which will not have any effect on the Company’s financial statements due to coverage under its directors’ and officers’ insurance.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is listed for trading on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GURE”. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High	Low
2014
First Quarter (through March 10)	$2.79	$2.06

2013
First Quarter	$1.24	$1.03
Second Quarter	$1.29	$0.92
Third Quarter	$1.98	$1.15
Fourth Quarter	$2.84	$1.70

2012
First Quarter	$3.13	$1.94
Second Quarter	$2.37	$1.12
Third Quarter	$1.42	$1.01
Fourth Quarter	$1.67	$1.05

Holders

As of March 12, 2013, our common stock was held of record by approximately 37 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2013 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2013

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	2,207,000	$5.34	1,302,018
Total	2,207,000	$5.34	1,302,018

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2013, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2013 in our Reports on Form 10-Q or Form 8-K, as applicable.

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

Through our wholly-owned subsidiary, SCHC, we produce and trade bromine and crude salt.  We are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine also is used to form intermediary chemical compounds such as T.M.B.  Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants.  Crude salt is the principal material in alkali production as well as chlorine alkali production and is widely used in the chemical, food and beverage, and other industries.

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

On February 5, 2007, the Compnay, acting through SCHC, acquired SYCI. Since the ownership of the Company and SYCI was then substantially the same, the transaction was accounted for as a transaction between entities under common control, whereby we recognized the assets and liabilities of SYCI at their carrying amounts.  Share and per share amounts stated in this report have been retroactively adjusted to reflect the merger.

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

RESULTS OF OPERATIONS

Year ended December 31, 2013 as compared to year ended December 31, 2012

	Years ended
	December 31, 2013	December 31, 2012	% Change
Net Revenue	$118,391,783	$101,700,882	16%
Cost of Net Revenue	$(84,209,136)	$(73,439,341)	15%
Gross Profit	$34,182,647	$28,261,541	21%
Sales, Marketing and Other Operating Expense	$(96,372)	$(82,004)	18%
Research and Development Costs	$(140,445)	$(164,586)	(15%)
Write-off / Impairment on property, plant and equipment	$(27,964)	$(1,042,138)	(97%)
General and Administrative Expenses	$(8,563,282)	$(6,792,110)	26%
Gain on relocation of factory	$2,501,336	$-	100%
Other Operating Income	$587,573	$304,152	93%
Income from Operations	$28,443,493	$20,484,855	39%
Other Income, Net	$131,548	$102,101	29%
Income before Taxes	$28,575,041	$20,586,956	39%
Income Taxes	$(7,607,683)	$(5,591,453)	36%
Net Income	$20,967,358	$14,995,503	40%

Net Revenue  Net revenue for the fiscal year 2013, was $118,391,783, representing an increase of $16,690,901 or 16% over the same period in 2012. This increase was primarily attributable to the increase of revenue from all of our segments, specifically, (i) revenue from our bromine segment increased from $56,332,785 for the fiscal year 2012 to $60,488,886 for the same period in 2013, an increase of approximately 7%; (ii) revenue from our crude salt segment increased from $11,143,848 for the fiscal year 2012 to $13,790,128 for the same period in 2013, an increase of approximately 24%; and (iii) revenue from our chemical products segment increased from$34,224,249 for the fiscal year 2012 to $44,112,769 for the same period in 2013, an increase of approximately 29%.

	Net Revenue by Segment				2013 vs. 2012
	Year Ended		Year Ended		Percent Change
	December 31, 2013		December 31, 2012		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$60,488,886	51%	$56,332,785	55%	7%
Crude Salt	$13,790,128	12%	$11,143,848	11%	24%
Chemical Products	$44,112,769	37%	$34,224,249	34%	29%
Total sales	$118,391,783	100%	$101,700,882	100%	16%

	Years Ended December 31		Percentage Change
Bromine and crude salt segments product sold in tonnes	2013	2012	Decrease
Bromine (excluded volume sold to SYCI)	20,149	17,467	15%
Crude Salt	340,943	297,206	15%

	Years Ended December 31		Percentage Change
Chemical products segment sold in tonnes	2013	2012	Increase/(Decrease)
Oil and gas exploration additives	13,074	10,380	26%
Paper manufacturing additives	4,159	2,819	48%
Pesticides manufacturing additives	3,122	3,045	3%
	20,355	16,244	25%

Bromine segment

The increase in net revenue from our bromine segment was mainly due to the increase in the sales volume. The sales volume of bromine increased from 17,467 tonnes for the fiscal year 2012 to 20,149 tonnes for the same period in 2013, an increase of 15%. The major reason for the increase in the sales volume of bromine was mainly attributable to the bromine price being currently at a lower level, and our customers increase of their bromine inventories.

The average selling price of bromine decreased from $3,225 per tonne for the fiscal year 2012 to $3,002 per tonne for the same period in 2013, a decrease of 7%. The major reason for the decrease in the selling price of bromine was mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. As a result, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price remained relatively stable at around $3,000 per tonne from the first quarter of 2013 to the fourth quarter of 2013. We expect the average selling price of bromine to remain at current levels through the first quarter of 2014 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the fiscal year 2013 from the same period in 2012.

Fiscal Year
Decrease /increase in net revenue of bromine as a result of:	2013 vs. 2012
Decrease in average selling price	$(4,193,996)
Increase in sales volume	$8,350,097
Total effect on net revenue of bromine	$4,156,101

Crude salt segment

The increase in net revenue from our crude salt segment was due to the increase in both the average selling price and sales volume. The average selling price of crude salt increased from $37.50 per tonne for the fiscal year 2012 to $40.45 per tonne for the same period in 2013, an increase of 8%. The sales volume also increased by 15% from 297,206 tonnes for the fiscal year 2012 to 340,943 tonnes for the same period in 2013. The increase in both the average selling price and sales volume was mainly due to stable demand as crude salt is a basic and elementary material for the chemical industry.

We noted an upward trend in the average selling price of crude salt since the third quarter of 2011 due to stable demand of crude salt. The average selling price increased from $37.50 per tonne in the fiscal year 2012 to $40.45 per tonne in the fiscal year 2013. We expect the average selling price of crude salt to remain at current levels through the first quarter of 2014.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for the fiscal year 2013 from the same period in 2012.
Fiscal Year
Increase in net revenue of crude salt as a result of:	2013 vs. 2012
Increase in average selling price	$941,784
Increase in sales volume	$1,704,495
Total effect on net revenue of crude salt	$2,646,279

Chemical products segment

	Product Mix of Chemical Product Segment				2013 vs. 2012
	Year Ended		Year Ended		Percent Change
	December 31, 2013		December 31, 2012		of Net Revenue
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$24,964,035	56%	$18,721,374	55%	33%
Paper manufacturing additives	$4,748,932	11%	$3,317,077	10%	43%
Pesticides manufacturing additives	$14,399,803	33%	$12,185,799	35%	18%
Total sales	$44,112,770	100%	$34,224,249	100%	29%

Net revenue from our chemical products segment increased from $34,224,249 for the fiscal year 2012 to $44,112,770 for the same period in 2013, an increase of approximately 29%. The increase was attributable to the strong demand for all of our chemical products. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $24,964,035 (or 56%) and $18,721,374 (or 55%) of our chemical segment revenue for the fiscal year 2013 and 2012, respectively, with an increase of $6,242,662, or 33%. Net revenue from our paper manufacturing additives increased from $3,317,077 for the fiscal year 2012 to $4,748,932 for the same period in 2013, an increase of approximately 43%. Net revenue from our pesticides manufacturing additives increased from $12,185,799 for the fiscal year 2012 to $14,399,803 for the same period in 2013, an increase of approximately 18%.

The table below shows the changes in the average selling price and sales volume of major chemical products for the fiscal year 2013 as compared to the same period in 2012.

Increase / (Decrease) in net revenue of major chemical products, for fiscal year 2013 vs. 2012, as a result of:	Oil and Gas Exploration Additives	Paper Manufacturing Additives	Pesticides Agricultural Additives	Total
Increase / (Decrease) in average selling price	$1,241,194	$(121,560)	$1,882,354	$3,001,988
Increase in sales volume	$5,001,467	$1,553,415	$331,649	$6,886,531
Total effect on net revenue of chemical products	$6,242,661	$1,431,855	$2,214,003	$9,888,519

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2013		December 31, 2012		Net Revenue
Segment		Percent of total		Percent of total
Bromine	$45,172,235	54%	$41,794,181	57%	8%
Crude Salt	$9,527,910	11%	$7,174,436	10%	33%
Chemical Products	$29,508,991	35%	$24,470,724	33%	21%
Total Cost of Net Revenue	$84,209,136	100%	$73,439,341	100%	15%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $84,209,136 for fiscal year 2013, an increase of $10,769,795 (or approximately 15%) compared to fiscal year 2012. The increase in overall cost of net revenue was mainly attributable to the increase in volume of products sold and the increase in depreciation and amortization of manufacturing plant and machinery, which was partially offset by the decrease in the purchase price of raw materials.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Fiscal year 2012	44,547		42%
Fiscal year 2013	47,347		46%
Variance of the fiscal year 2013 and 2012	2,800	(ii)	4%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes.

(ii) The increase in 2,800 tonnes production capacity represents the management’s estimate of the capacity of Factory No. 11 acquired in late November 2012.

Our utilization ratio increased by 4% for the fiscal year 2013 as compared with the same period in 2012. The increase in utilization was mainly attributable to the increased demand of bromine from our downstream industrial customers.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we are carrying out large scale enhancements to replace all the eroded protective shells within a four year timeframe, which commenced in the second quarter of 2011. From June through August 2012, we resumed and completed the second phase of enhancements to our existing bromine extraction and crude salt production facilities. The total cost of the second phase of enhancements to the extraction wells and protective shells to transmission channels and ducts in Factories No. 1 to 9 are approximately $12,786,791 and $8,125,659, respectively, which are capitalized as building and plant and machinery. We will temporarily stop the third and fourth phase of enhancements to Factories No.1 - No.9 to the extraction wells and protective shells for transmission channels and ducts, but will focus on enhancement on protective shells for transmission channels and ducts for Factories No.10 and No.11, which were acquired in December 2011 and November 2012, respectively. We delayed enhancement plans for our transmission channels and ducts in Factories No. 10 to No. 11 in 2013 due to the local government’s integration of the bromine industry and weather conditions. We expect to carry out enhancement projects for our transmission channels and ducts in Factories No. 10 to No. 11 in 2014, which will cost approximately $10.0 million. We also estimated that the amount of ordinary repair and maintenance expense will be approximately $2.0 million in 2014.

Bromine segment

For the fiscal year 2013, the cost of net revenue for our bromine segment was $45,172,235, an increase of $3,378,054 (or 8%) compared to $41,794,181 for the fiscal year 2012. The most significant components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $20,759,875 (or 46%), depreciation and amortization of manufacturing plant and machinery of $16,472,169 (or 37%) and electricity of $3,225,340 (or 7%) for fiscal year 2013. The most significant components of our cost of net revenue for the bromine segment were costs of raw materials and finished goods consumed of $20,095,456 (or 48%), depreciation and amortization of manufacturing plant and machinery of $13,871,574 (or 33%) and electricity of $2,772,043 (or 7%) for fiscal year 2012, a similar cost structure as compared with the same in 2013. The increase in net cost of net revenue was attributable mainly to the increase in volume of products sold and the increase in depreciation and amortization of manufacturing plant and machinery, which was partially offset by the decrease in the purchase price of raw materials. The table below represents the major production cost components of bromine per ton sold for respective periods:

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012		% Change
		Percent of total		Percent of total
Raw materials	$1,030	46%	$1,150	48%	(10%)
Depreciation and amortization	$818	37%	$794	33%	3%
Electricity	$160	7%	$159	7%	1%
Others	$234	10%	$289	12%	(19%)
Production cost of bromine per ton	$2,242	100%	$2,393	100%	(6%)

Our production cost of bromine per tonne sold was $2,242 for the fiscal year 2013, a decrease of 6% (or $151) over the same period in 2012, which was attributable mainly to the component of costs of raw materials consumed. The costs of raw materials consumed per tonne decreased by 10% as compared to the last comparison period, which was mainly attributable to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government since January 2011.

Crude salt segment

For the fiscal year 2013, the cost of net revenue for our crude salt segment was $9,527,910, representing an increase of $2,353,474, or 33%, over the same period in 2012. The increase in cost was mainly due to the enhancement projects to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancement projects which commenced in September 2012 and accelerated the depreciation and amortization of the plant and machinery. The significant costs were depreciation and amortization of $6,637,155 (or 70%), resource tax calculated based on the crude salt sold of $1,102,260 (or 12%) and electricity of $699,333 (or 7%) for the fiscal year 2013. The significant costs were depreciation and amortization of $4,850,334 (or 68%), resource tax calculated based on the crude salt sold of $941,873 (or 13%) and electricity of $490,472 (or 7%) for the fiscal year 2012. The table below represents the major production cost components of crude salt per ton for respective periods:

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012		% Change
		Percent of total		Percent of total
Depreciation and amortization	$19.5	68%	$16.3	68%	19%
Resource tax	$3.2	13%	$3.2	13%	0%
Electricity	$2.1	7%	$1.6	7%	31%
Others	$3.2	12%	$3.0	12%	7%
Production cost of crude salt per ton	$28.0	100%	$24.1	100%	16%

Our production costs of crude salt per tonne was $28.0 for the fiscal year 2013, an increase of 16% (or $3.9) as compared to the same period in 2012, which was attributable mainly to depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 19% was due to enhancements to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancements which commenced in September 2012 and accelerated the depreciation and amortization of the plant and machinery. Other production costs represented mainly salaries and welfare of labor for the crude salt fields.

Chemical products segment
For the fiscal year 2013, the cost of net revenue for our chemical products segment was $29,508,991, representing an increase of $5,038,267, or 21%, over the same period in 2012.The significant costs were costs of raw material and finished goods consumed of $25,395,868 (or 86%) and $20,484,425 (or 84%) and depreciation and amortization of manufacturing plant and machinery of $2,819,911 (or 10%) and $2,605,262 (or 11%) for each of the fiscal years 2013 and 2012, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of our manufacturing plant and machinery, the rate of increase for the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit Gross profit was $34,182,647, or 29%, of net revenue for fiscal year 2013 as compared to $28,261,541, or 28%, of net revenue for fiscal year 2012. The increase in gross profit percentage was primarily attributable to an increase in the margin percentage in our chemical product segments, which was offset by a drop in the margin percentage of bromine and crude salt segments.

	Gross Profit by Segment				% Point
	Year Ended		Year Ended		Change of
	December 31, 2013		December 31, 2012		Gross Profit
Segment		Percent of Net Revenue		Percent of Net Revenue
Bromine	$15,316,651	25%	$14,538,604	26%	(1%)
Crude Salt	$4,262,218	31%	$3,969,412	36%	(5%)
Chemical Products	$14,603,778	33%	$9,753,525	29%	4%
Total Gross Profit	$34,182,647	29%	$28,261,541	28%	1%

Bromine segment
For the fiscal year 2013, the gross profit margin for our bromine segment was 25%, as compared to 26% for the fiscal year 2012. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price in the fiscal year2013 was affected. We cut the average selling price of bromine from $3,225 per tonne for the fiscal year2012 to $3,002 per tonne for the same period in 2013, a decrease of 7%, in order to compete with other bromine manufacturers. As well, the enhancements to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancements which commenced in September 2012 and accelerated the depreciation and amortization of the plant and machinery. We expect that the average selling price and gross profit margin of bromine will remain at current levels towards the first quarter of 2014 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment

For the fiscal year 2013, the gross profit margin for our crude salt segment was 31% as compared to 36% for the same period in 2012. This 5% is attributable to the increase in depreciation and amortization of manufacturing facilities as a result of enhancements to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancements which commenced in September 2012.

Chemical products segment

The gross profit margin for our chemical products segment for the fiscal year 2013 was 33% as compared to 29% for the same period in 2012, an increase of 4%. As previously mentioned, this increase in gross profit margin was mainly a result of the increase in both the sales volume and selling price for our oil and gas exploration additives. As sales of oil and gas exploration additives contributed to more than 57% of our total chemical products segment’s net revenue, the increase in demand and selling price largely increased the gross profit margin of our chemical products segment.

Research and Development Costs The total research and development costs incurred for the fiscal years 2013 and 2012 were $140,445 and $164,586, respectively, a decrease of 14%. Research and development costs for the fiscal year 2013 and 2012 represented raw materials used by SYCI for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-offs on property, plant and equipment of $1,042,138 for the fiscal year 2012 represented the write-off of (i) replacements of certain protective shells to transmission pipelines and ducts in the amount of $911,995 during the second phase of enhancements that started in June 2012 and completed in August 2012, and (ii) replacement of certain machinery and equipment during the enhancements to our bromine production facilities in Factory No. 2 of $130,143 that started in July 2012 and completed in September 2012.

General and Administrative Expenses. General and administrative expenses were $8,563,282 for the fiscal year 2013, an increase of $1,771,172 (or 26%) as compared to $6,792,110 for the same period in 2012. The significant increase was primarily due to (i) the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the fiscal year 2013 in the amount of $774,405, as compared to the unrealized exchange loss for the same period in 2012 in the amount of $61,090, (ii) an increase in the depreciation of the newly acquired office units in a commercial building in September 2012 in the amount of $649,279 for the fiscal year 2013 compared to the same period in 2012 and (iii) an increase in the amount of $382,814 of depreciation of property, plant and equipment for Factory No. 3, whose operations were temporarily suspended due to relocation in fiscal year 2013 compared to previous year in which the depreciation was classified as cost of goods sold.

Gain on relocation of factory. Gain on relocation of factory was $2,501,336 for the fiscal year 2013. In late September 2013, the Transportation Bureau of Dongying City and other local government agencies requested the requisition of land where the original Factory No. 3 was located for railway construction.

Other Operating Income. Other operating income was $587,573 for the fiscal year 2013, which represented (i) a sum of $416,481for sales of wastewater and (ii) a sum of $171,092 for insurance compensation received in 2013 for legal fees incurred in 2012. The other operating income for the fiscal year 2012 represented the sales of wastewater to some of our customers in the amount of $304,152.

Income from Operations. Income from operations was $28,443,493 for the fiscal year 2013 (or 24% of net revenue), an increase of $7,958,638 (or approximately 39%) over income from operations for the fiscal year 2012. The increase resulted primarily from the increase in the demand for all of our segment products and gain on the relocation of original Factory No.3.

	Income from Operations by Segment
	Year Ended December 31, 2013		Year Ended December 31, 2012
		Percent of total		Percent of total
Segment:
Bromine	$13,152,092	43%	$9,817,947	45%
Crude Salt	$3,831,272	13%	$2,932,694	13%
Chemical Products	$13,371,119	44%	$9,289,175	42%
Income from operations before corporate costs	$30,354,483	100%	$22,039,816	100%
Corporate costs	$(1,910,990)		$(1,554,961)
Income from operations	$28,443,493		$20,484,855

Bromine segment

Income from operations from our bromine segment was $13,152,092 for the fiscal year 2013, an increase of $3,334,145 (or approximately 34%) compared to the same period in 2012. This significant increase resulted primarily from the increase in sales volume (approximately $8.4 million) and gain on the relocation of original Factory No.3 of approximately $2.0million, which was partially offset by the decrease in the average selling price (approximately $4.2 million) as a result of the PRC government’s macro-economic tightening policy and the increase in depreciation and amortization of manufacturing facilities as a result of enhancements to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancements which commenced in September 2012.

Crude salt segment

Income from operations from our crude salt segment was $3,831,272 for the fiscal year 2013, an increase of $898,578 (or approximately 31%) as compared to the same period in 2012. This significant increase was mainly due to the increase in both the average selling price and sales volume (approximately $2.6 million) and gain on the relocation of original Factory No.3 of approximately $0.5million, which was partially offset by the increase in depreciation and amortization of manufacturing facilities as a result of enhancements to our extraction wells and transmission channels and ducts which commenced in June 2012 and completed in August 2012 and the depreciation of these enhancements which commenced in September 2012.

Chemical products segment

Income from operations from our chemical products segment was $13,371,119 for the fiscal year 2013, an increase of $4,081,944 (or approximately 44%) over same period in 2012. This significant increase was primarily due to the increase in demand for our oil and gas exploration additives and paper manufacturing additives, which was largely offset by the increase in cost of net revenue of approximately $5.0 million due to the increase in the quantity of raw materials purchased as a result of the overall demand in quantity of chemical products sold.

Other Income, Net. Other income, net ,which represent bank interest income, net of capital lease interest expense was $131,548 for the fiscal year 2013, an increase of $29,447 (or approximately29%) as compared to the same period in 2012, mainly due to a lower average bank balance held during the fiscal year 2013 compared to the same period in 2012.

Net Income. Net income was $20,967,357 for the fiscal year 2013, an increase of $5,971,855 (or approximately 40%) as compared to the same period in 2012. This increase was primarily attributable to the overall increase in demand for our products and gain on the relocation of original Factory No.3.

Effective Tax Rate. Our effective tax rates for the fiscal years 2013 and 2012 were 27% and 27%, respectively. The effective tax rate for the fiscal year 2013 of 27% differs from the PRC statutory income tax rate of 25% due to (i) the US federal net operating loss incurred by the Company (contributed 1% gap). and (ii) non-deductible expense in connection with the unrealized exchange loss for the Company (contributed 1% gap). The effective tax rate for the fiscal year 2012 of 27% differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company (contributed 2% gap).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, cash and cash equivalents were $107,828,800 as compared to $65,241,035 as of December 31, 2012.  The components of this increase of $42,587,765 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2013	2012
Net cash provided by operating activities	$40,151,272	$24,765,302
Net cash provided by (used in) investing activities	$37,869	$(37,877,099)
Net cash used in financing activities	$(302,497)	$(297,598)
Effects of exchange rate changes on cash and cash equivalents	$2,701,121	$74,370
Net cash inflow /(outflow)	$42,587,765	$(13,335,025)

For the fiscal years 2013 and 2012, we met our working capital and capital investment requirements mainly by using cash flows from operations and cash on hand. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the years ended December 31, 2013 and 2012, we had positive cash flow from operating activities of $40.2 million and $24.8 million respectively, primarily attributable to net income.

During the year ended December 31, 2013, cash flow from operating activities of $40.2 million exceeded our net income of $21.0 million due to non-cash charges in the amount of $26.1 million, mainly in the form of depreciation and amortization of property, plant and equipment, exchange loss on intercompany balances and stock-based compensation; partially offset by cash used in working capital of $6.9 million, which mainly consisted of increase in accounts receivable and a decrease in retention payable and accounts payable, partially offset by the increase in taxes payable.

During the year ended December 31, 2012, cash flow from operating activities of $24.8 million exceeded our net income of $15.0 million due to non-cash charges in the amount of $26.1 million, mainly in the form of stock-based compensation, depreciation and amortization of property, plant and equipment and write-off/impairment loss on property, plant and equipment, partially offset by cash used in working capital of $16.4 million for the fiscal year 2012, mainly comprising accounts receivable, inventory and tax paid.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
		% of total		% of total
Aged 1-30 days	$11,694,338	26%	$9,226,030	26%
Aged 31-60 days	$11,199,632	25%	$8,668,189	24%
Aged 61-90 days	$10,256,456	23%	$6,758,020	19%
Aged 91-120 days	$8,687,636	19%	$6,535,738	18
Aged 121-150 days	$3,047,293	7%	$4,781,923	13
Total	$44,885,355	100%	$35,969,900	100%

The overall accounts receivable balance as of December 31, 2013 increased by $8,915,455 (or 25%), as compared to those as of December 31, 2012. Such increase is mainly attributable to the increase in net revenues as a result of the increased demand for our products in all segments. We are not aware of any allowances for doubtful debts required for the fiscal year 2013 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. For the balances of accounts receivable as of December 31, 2013 aged more than 90 days, 100 % was settled in the two months ended February 28, 2014.

Inventory

Our inventory consists of the following:

	December 31, 2013		December 31, 2012
		Percent of total		Percent of total
Raw materials	$651,810	12.3%	$773,453	12.9%
Finished goods	$4,656,814	87.8%	$5,248,039	87.6%
	5,308,624	100.1%	6,021,492	100.5%
Allowance for obsolete and slowing-moving inventory	$(6,629)	(0.1%)	$(27,894)	(0.5%)
Total	$5,301,995	100.0%	$5,993,598	100.0%

The net inventory levels as of December 31, 2013 decreased by $691,603 (or 12%), as compared to the net inventory levels as of December 31, 2012.

Raw materials decreased by 16% as of December 31, 2013 as compared to December 31, 2012. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. As a result, we concluded that all of our raw materials as of December 31, 2013 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials. There is no loss over time and a stable market price exists with a positive gross profit margin of 33% for the fiscal year 2013 (29% for fiscal year 2012). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. Although the gross profit margin for the fiscal year 2013 decreased to 25%, as compared with 26% in fiscal year 2012, we anticipate that the price in fiscal year of 2014 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. As the market price of crude salt per ton increased from $37.5 for the fiscal year 2012 to $40.45 for the fiscal year 2013, and the relative cost of production is low, we believe that there will be no realization problem for crude salt and its selling price should not be lower than its cost.

Net Cash provided by (used in) Investing Activities

In the fiscal year 2013, we received Compensation proceeds approximately $3.9 million from the Transportation Bureau of Dongying City and other local government agencies, due to the requisition of land where the original Factory No. 3 was located for railway construction.

In the fiscal year 2013, we used approximately $0.6 million for the prepayment of land leases.

We also used approximately $3.2 million for the construction of our new Factory No.3 due to the resumption of leased land by the Transportation Bureau of Dongying City and other local government agencies for railway construction.

In the fiscal year 2012, we used approximately $0.5 million for the prepayment of land leases.

We also used approximately $37.4 million to acquire property, plant and equipment for the fiscal year 2012, which included (i) the second phase enhancement project to the extraction wells and protective shells to transmission channels and ducts in Factories No. 1 to 9 in the amount of approximately $12.8 million and $8.1 million, respectively; (ii) enhancements to the bromine production facilities in Factory No. 2 at a cost of approximately $1.3 million; (iii) enhancements to the chemical products production facilities at a cost of approximately $1.5 million;  (iv) the purchase of five stories of a commercial building, from a company in which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest, as our new headquarters at a cost of approximately $5.7 million; (v) the renovation of a commercial building at a cost of $1.86 million; and (vi) the acquisition of Factory No.11 at a cost of approximately $4.9 million.

The above investing activities were financed by the opening cash balances as of December 31, 2012 and cash generated from operation during the fiscal year 2013.

Net Cash Used In Financing Activities

We repaid approximately $0.3 million for our capital lease obligation for the fiscal year 2013. In the fiscal year 2012, we repaid approximately $0.3 million for our capital lease obligation for the fiscal year 2012.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However, we will likely need to raise additional capital in order to fund the ongoing program of acquiring unlicensed bromine properties, increasing our chemical production capacity and developing a new bromine and crude salt production line in Sichuan Province, PRC. We expect to raise those funds through issuing additional shares of our capital stock and credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Working capital was approximately $146.8 million at December 31, 2013 as compared to approximately $96.2 million at December 31, 2012. The increase was mainly attributable to the cash provided by operating activities and the increase in accounts receivable during the fiscal year 2013.

We had available cash of approximately $107.8 million at December 31, 2013, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and exploration costs of new brine water resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future.

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

We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management’s attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. We may effect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2013 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 21 - Capital Commitment and Operating Lease Commitments.”

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

Our most critical estimates include:

•	allowance for doubtful accounts, which impacts revenue;
•	the valuation of inventory, which impacts gross margins;
•	impairment of long-lived assets;
•	the valuation and recognition of share-based compensation, which impacts operating expenses; and
•	the recognition and measurement of current and deferred income taxes, which impact our provision for taxes.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305 of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

C O N T E N T S

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 – F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-26

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gulf Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 2013 and 2012 listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2013 and 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 17, 2014

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
	2013		2012
Current Assets
Cash		$107,828,800	$65,241,035
Accounts receivable		44,885,354	35,969,900
Inventories		5,301,995	5,993,598
Prepayments and deposits		4,583	-
Prepaid land leases		50,548	47,307
Deferred tax assets		1,657	6,973
Total Current Assets		158,072,937	107,258,813
Non-Current Assets
Property, plant and equipment, net		146,400,436	165,942,542
Property, plant and equipment under capital leases, net		1,701,328	1,996,478
Prepaid land leases, net of current portion		753,928	748,502
Deferred tax assets		2,316,176	2,246,699
Total non-current assets		151,171,868	170,934,221
Total Assets		$309,244,805	$278,193,034

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$5,645,831	$6,533,236
Retention payable		209,126	1,432,690
Capital lease obligation, current portion		202,392	193,164
Taxes payable		5,248,486	2,856,658
Total Current Liabilities		11,305,835	11,015,748
Non-Current Liabilities
Capital lease obligation, net of current portion		2,943,878	2,952,902
Total Liabilities		$14,249,713	$13,968,650

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 38,765,201 and 38,552,070 shares issued; and 38,580,602 and 38,367,471 shares outstanding as of December 31, 2013 and 2012, respectively		19,383	19,276
Treasury stock; 184,599 shares as of December 31, 2013 at cost		(500,000)	(500,000)
Additional paid-in capital		80,033,981	79,489,188
Retained earnings unappropriated		166,421,427	146,745,754
Retained earnings appropriated		17,265,572	15,973,887
Cumulative translation adjustment		31,754,729	22,496,279
Total Stockholders’ Equity		294,995,092	264,224,384
Total Liabilities and Stockholders’ Equity		$309,244,805	$278,193,034

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Years Ended December 31,
	2013	2012
NET REVENUE
Net revenue	$118,391,783	$101,700,882

OPERATING EXPENSES / INCOME
Cost of net revenue	(84,209,136)	(73,439,341)
Sales, marketing and other operating expenses	(96,372)	(82,004)
Research and development cost	(140,445)	(164,586)
Write-off / Impairment on property, plant and equipment	(27,964)	(1,042,138)
General and administrative expenses	(8,563,282)	(6,792,110)
Gain on relocation of factory	2,501,336	-
Other operating income	587,573	304,152
	(89,948,290)	(81,216,027)

INCOME FROM OPERATIONS	28,443,493	20,484,855

OTHER INCOME (EXPENSES)
Interest expense	(208,250)	(210,705)
Interest income	339,798	312,806
	131,548	102,101
INCOME BEFORE TAXES	28,575,041	20,586,956

INCOME TAXES	(7,607,683)	(5,591,453)

NET INCOME	$20,967,358	$14,995,503

COMPREHENSIVE INCOME:
NET INCOME	20,967,358	14,995,503
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	9,258,450	733,013

COMPREHENSIVE INCOME	$30,225,808	$15,728,516

EARNINGS PER SHARE
BASIC	$0.55	$0.43
DILUTED	$0.54	$0.43

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	38,395,921	34,706,356
DILUTED	38,827,330	35,067,950

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012
(Expressed in U.S. dollars)
	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT JANUARY 1, 2012	34,745,342	34,560,743	184,599	17,373	(500,000)	74,107,979	14,409,557	133,314,581	21,763,266	243,112,756
Translation adjustment	-	-	-	-	-	-	-	-	733,013	733,013
Common stock issued for acquiring assets	3,806,728	3,806,728	-	1,903	-	4,870,709	-	-	-	4,872,612
Issuance of stock options to employees	-	-	-	-	-	510,500	-	-	-	510,500
Net income for year ended December 31, 2012	-	-	-	-	-	-	-	14,995,503	-	14,995,503
Transfer to statutory common reserve fund	-	-	-	-	-	-	1,564,330	(1,564,330)	-	-
BALANCE AT DECEMBER 31, 2012	38,552,070	38,367,471	184,599	19,276	(500,000)	79,489,188	15,973,887	146,745,754	22,496,279	264,224,384
BALANCE AT JANUARY 1, 2013	38,552,070	38,367,471	184,599	19,276	(500,000)	79,489,188	15,973,887	146,745,754	22,496,279	264,224,384
Translation adjustment	-	-	-	-		-	-	-	9,258,450	9,258,450
Common stock issued for exercising stock options	213,131	213,131	-	107	-	(107)	-	-	-	-
Issuance of stock options to employees	-	-	-	-	-	544,900	-	-	-	544,900
Net income for year ended December 31, 2013	-	-	-	-	-	-	-	20,967,358	-	20,967,358
Transfer to statutory common reserve fund	-	-	-	-	-	-	1,291,685	(1,291,685)	-	-
BALANCE AT DECEMBER 31, 2013	38,765,201	38,580,602	184,599	19,383	(500,000)	80,033,981	17,265,572	166,421,427	31,754,729	294,995,092

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,967,358	$14,995,503
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	207,393	209,584
Amortization of prepaid land leases	660,002	493,849
Depreciation and amortization	27,460,693	23,317,594
Allowance for obsolete and slow-moving inventories	(21,265)	13,023
Write-off / Impairment loss on property, plant and equipment	27,964	1,042,138
Gain on relocation of factory	(2,501,336)	-
Demolition expenditure net off against gain on relocation of factory	(1,059,965)	-
Currency translation adjustment on inter-company balances	774,405	61,090
Deferred tax asset	5,502	489,334
Stock-based compensation expense	544,900	510,500
Changes in assets and liabilities:
Accounts receivable	(7,777,332)	(13,936,332)
Inventories	879,952	(1,550,213)
Prepayment and deposits	(4,583)	307,600
Accounts payable and accrued expenses	(1,057,016)	(850,229)
Retention payable	(1,233,988)	866,148
Other receivables	18,000	-
Taxes payable	2,260,588	(1,204,287)
Net cash provided by operating activities	40,151,272	24,765,302

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of prepaid land leases	(638,076)	(477,678)
Proceeds from sales of property, plant and equipment	143	-
Purchase of property, plant and equipment	(3,192,681)	(37,399,421)
Compensation proceeds received	3,868,483	-
Net cash provided by (used in) investing activities	37,869	(37,877,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation	(302,497)	(297,598)
Net cash used in financing activities	(302,497)	(297,598)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,701,121	74,370
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	42,587,765	(13,335,025)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	65,241,035	78,576,060
CASH AND CASH EQUIVALENTS - END OF YEAR	$107,828,800	$65,241,035

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$5,605,116	$6,256,794
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition of assets	$-	$4,872,612
Issuance of common stock upon cashless exercise of options	$107	$-

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

As of December 31, 2013 and 2012, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2013 and 2012.

(g)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $107,828,800 and $65,241,035 with these institutions as of December 31, 2013 and 2012, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition. About 73.9% and 68.5% of the balances of accounts receivable as of December 31, 2013 and December 31, 2012, respectively, were outstanding for less than 90 days. For the balances of accounts receivable aged more than 90 days as of December 31, 2013, all were settled in the two months ended February 28, 2014.

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

There is no impairment loss in fiscal year 2013.

(l)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $495,894 and $469,958 for the years ended December 31, 2013 and 2012, respectively.

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

(s)           Exploration Costs

Exploration costs, which included the cost of researching appropriate places to drill wells and the cost of actual drilling of potential natural brine resources, were charged to the income statement as incurred. No further exploration cost was incurred for the fiscal year 2013 and 2012 as we are still discussing and negotiating with the local government of Daying County of the form of cooperation to further explore the brine water resources.

(t)           Shipping and Handling Fees and Costs

The Company does not charge its customers for shipping and handling as all customers arrange their own transportation of finished goods.  The Company classifies shipping and handling costs for purchase of raw materials as part of the cost of net revenue, which amounted to $0 and $80,607 for the years ended December 31, 2013 and 2012, respectively. There is no such shipping and handling costs were charged to the company since April 2012, as they are borne by the suppliers.

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

(w)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 3,473,441 and 3,069,929 shares for the years ended December 31, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2013	2012
Numerator
Net income	$20,967,358	$14,995,503

Denominator
Basic: Weighted-average common shares outstanding during the year	38,395,921	34,706,356
Add: Dilutive effect of stock options	431,409	361,594
Diluted	38,827,330	35,067,950

Net income per share
Basic	$0.55	$0.43
Diluted	$0.54	$0.43

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(x)           New Accounting Pronouncements

As of December 31,2013 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements. As of December 31, 2013, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

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

The bromine factories acquisitions described above was not in operation when the Company acquired the assets.   Production at the assets acquired had previously been halted by the government since the owners of the bromine factories did not hold the proper license for the exploration and production of bromine.  The Factories described above had not been in operation for more than six months at the time of the acquisitions. The Company recorded the above transactions as purchase of assets.

NOTE 3 – INVENTORIES

Inventories consist of:
	As of December 31,
	2013	2012

Raw materials	$651,810	$773,453
Finished goods	4,656,814	5,248,039
Allowance for obsolete and slow-moving inventories	(6,629)	(27,894)
	$5,301,995	$5,993,598

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the year ended December 31, 2013, amortization of prepaid land lease totaled $660,002, which was recorded as cost of net revenue.

During the year ended December 31, 2012, amortization of prepaid land lease totaled $493,849, which was recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships.  Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land.  The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 59.39 square kilometers of aggregate carrying value of $761,496 and approximately 59.39 square kilometers square meters of aggregate carrying value of $753,086 as at December 31, 2013 and 2012, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of December 31,
	2013	2012
At cost:
Mineral rights	$6,530,158	$6,334,277
Buildings	53,343,419	50,905,337
Plant and machinery	172,842,611	166,121,329
Motor vehicles	9,423	9,140
Furniture, fixtures and office equipment	4,902,627	4,777,044
Total	237,628,238	228,147,127
Less: accumulated depreciation and amortization	(91,227,802)	(62,204,585)
Net book value	$146,400,436	$165,942,542

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The Company could not obtain property ownership certificates covering certain properties of aggregate carrying value of $39,565,302 and $39,563,438 as at December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, depreciation and amortization expense totaled $27,109,455 of which $25,311,885 and $1,797,570 were recorded as cost of net revenue and administrative expenses, respectively.

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

In late September 2013, the Transportation Bureau of Dongying City and other local government agencies requested to requisition the land where the original Factory No. 3 of SCHC was located for railway construction.

The operations of the original Factory No. 3 were stopped in September 2013 to allow for the demolition and relocation of the factory. During the relocation, net book value of plant and machinery of $ 307,182 was written off and demolition costs of $1,059,965 were incurred. A new factory was constructed for the amount of $3,186,609 on the same piece of land near to the where the original factory was located. The relocation and the construction of the new factory were completed in December 2013 and the new Factory No. 3 started operations in the same month.

Upon completion of demolition and clearance of all ground fixtures in October 2013, a sum of $3,868,483 was received in the same month from the Transportation Bureau of Dongying City and other local government agencies as compensation for the demolition of original Factory No. 3. The write-off and demolition costs were offset against the compensation proceeds resulting in a net gain on location of factory of $2,501,336. This is included in the income statement for the year ended December 31, 2013 as gain on relocation of factory. This is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-40 “Revenue Recognition – Gains and Losses”.

For the years ended December 31, 2013 and 2012, ordinary repair and maintenance expenses were $1,566 and $1,612,720, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	As of December 31,
	2013	2012
At cost:
Buildings	$134,975	$130,925
Plant and machinery	2,537,133	2,461,028
Total	2,672,108	2,591,953
Less: accumulated depreciation and amortization	(970,780)	(595,475)
Net book value	$1,701,328	$1,996,478

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2013, depreciation and amortization expense totaled $351,238, which was recorded as cost of sales.

During the year ended December 31, 2012, depreciation and amortization expense totaled $344,722, which was recorded as cost of sales.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2013	2012

Accounts payable	$3,998,660	$3,797,552
Salary payable	212,138	190,926
Social security insurance contribution payable	57,674	52,399
Price adjustment funds	861,071	1,758,828
Other payables	516,288	733,531
Total	$5,645,831	$6,533,236

NOTE 8 – DUE TO A RELATED PARTY AND RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five stories of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. The cost of the five stories of the commercial building was valued by an independent appraiser to its fair value and recorded as property, plant and equipment. The Company intends to use the property as the new headquarters for the office. During the fiscal year 2013, the Company entered into an agreement with the Seller to provide property management services for an annual amount of $100,704 for five years from January 1, 2013 to December 31, 2017. The Company recorded in general and administrative expense an amount of $100,704 in the year ended December 31, 2013.

During the fiscal year 2012, the Company borrowed $478,160, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

During the fiscal year 2013, the Company borrowed $905,449, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2013	2012

Income tax payable	$2,653,168	$606,190
Mineral resource compensation fee payable	300,856	239,776
Value added tax payable	1,079,143	771,673
Land use tax payable	952,972	888,349
Other tax payables	262,347	350,670
Total	$5,248,486	$2,856,658

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	As of December 31,
	Interest rate	2013	2012
Total capital lease obligations	6.7%	$3,146,270	$3,146,066
Less: Current portion		(202,392)	(193,164)
Capital lease obligations, net of current portion		$2,943,878	$2,952,902

Interest expense from capital lease obligations amounted to $207,393 and $209,584, which were charged to the income statements for the year ended December 31, 2013 and 2012. See Note 21 for future minimum lease payments disclosure.

NOTE 11 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s comment stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock and accordingly 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheet as of December 31, 2013.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of December 31, 2013 for SCHC and SYCI is 36% and 50% of its registered capital, respectively.

NOTE 12 – COMMON STOCK

In November 2012, the Company issued 3,806,728 shares of its common stock, valued at $4,872,612, to acquire assets owned by Mr. Chengyong Zhao. See Note 2.

NOTE 13 – TREASURY STOCK

No shares of common stock were repurchased for the fiscal year 2013 and 2012.

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

NOTE 14 – STOCK-BASED COMPENSATION – Continued

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

On May 7, 2012, the Company entered into a service agreement with an independent director in which he would be entitled to receive stock option grants of 12,500 shares of common stock on the date of the agreement and on each anniversary date from that date through May 7, 2014. The exercise price of the options, which will equal or exceed the fair market value of a share of the Company’s common stock on the day before the grant date, shall be determined by the Board of Directors and the options shall vest immediately upon the grant date. This agreement remains effective as long as the director continues to serve as a non-employee director of the Company. Pursuant to this agreement, on May 7, 2012, the Company granted to this independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.06 per share and the options vested immediately. The options were valued at $11,000 fair value, with assumed 95.21% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.21% and no dividend yield.

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

On May 30, 2013, the Company granted to 3 executive officers and 17 management staff options to purchase 600,000 shares and 203,000 shares of the Company’s common stock, respectively, at an exercise price of $0.952 per share and the options vested immediately. The options were valued at $394,100 and $133,300 fair value, respectively, both with assumed 80.76% volatility, a four-year expiration term with expected tenor of 2 years, a risk free rate of 0.29% and no dividend yield.

On July 2, 2013, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.17 per share and the options vested immediately. The options were valued at $4,100 fair value, with assumed 61.56% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.24% and no dividend yield.

On November 8, 2013, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.12 per share and the options vested immediately. The options were valued at $8,500 fair value, with assumed 66.49% volatility, a three-year expiration term with expected tenor of 1.50 years, a risk free rate of 0.21% and no dividend yield.

During the year ended December 31, 2013, 213,131 shares of common stock were issued upon cashless exercise of 344,000 options.

NOTE 14 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2012 and December 31, 2013.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, December 31, 2011	1,144,471	$6.30	$2.41 - $12.60
Granted and vested during the year ended December 31, 2012	868,000	$1.00	$0.95 - $2.77
Forfeited during the year ended December 31, 2012	(38,000)	$4.97	$4.97
Balance, December 31, 2012	1,974,471	$4.00	$0.95 - $12.60
Balance, January 1, 2013	1,974,471	$4 .00	$0.95 - $12.60
Granted and vested during the year ended December 31, 2013	840,500	$0.98	$0.95 - $2.12
Exercised during the year ended December 31, 2013	(344,000)	$0.95	$0.95
Expired during the year ended December 31, 2013	(12,500)	$10.43	$10.43
Balance, December 31, 2013	2,458,471	$3.36	$0.95 - $12.60

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average	Weighted Average
	Outstanding		Remaining	Exercise Price of
	at December 31, 2013	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	2,458,471	$0.95 - $12.60	2.22	$3.36

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013 was $1,682,136.

The total intrinsic value of options exercised during the year ended December 31, 2013 and 2012 was $64,672 and $0.

NOTE 15 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2013 and 2012, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended 31 December 31, 2013 and 2012.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the years.  The applicable statutory tax rates for the years ended December 31, 2013 and 2012 are 16.5%.

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

As of December 31, 2013 and 2012, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC are $225,003,631 and $197,042,047, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2013 and 2012, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of December 31, 2013 and 2012, the unrecognized WHT are $10,133,056 and $8,768,486, respectively.

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

The components of the provision for income taxes from continuing operations are:

	Years ended December 31,
	2013	2012

Current taxes – PRC	$7,607,050	$5,102,119
Deferred tax – PRC	633	489,334
	$7,607,683	$5,591,453

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2013	2012

Statutory income tax rate	25%	25%
Non-deductible items	1%	-
Change in valuation allowance	1%	2%
Effective tax rate	27%	27%

As of December 31, 2013 and 2012, the Company had US federal net operating loss (“NOL”) of approximately $26.5 million and $25.9 million available to offset against future federal income tax liabilities, respectively.  NOL can be carried forward up to 15 years from the year the loss is incurred. NOL of approximately $12.0 million will expire at the beginning of 2014. The Company believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,657	$6,973
Impairment on property, plant and equipment	479,151	464,778
Exploration costs	1,837,025	1,781,921
Repair and maintenance costs	-	-
Property, plant and equipment	-	-
Property, plant and equipment under capital leases	-	-
Compensation costs of unexercised stock options	2,053,310	1,809,378
US federal net operating loss	9,272,734	8,809,935
Total deferred tax assets	13,643,877	12,872,985
Valuation allowance	(11,326,044)	(10,619,313)
Net deferred tax asset	$2,317,833	$2,253,672

Current deferred tax asset	$1,657	$6,973
Long-term deferred tax asset	$2,316,176	$2,246,699

The increases in valuation allowance for each of the years ended December 31, 2013 and 2012 were $706,731 and $507,492 respectively.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2013 and 2012.

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

Year Ended December 31, 2013	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$60,488,886	$13,790,128	$44,112,769	$118,391,783	$-	$118,391,783
Net revenue (intersegment)	2,947,350	-	-	2,947,350	-	2,947,350
Income (loss) from operations before taxes	13,152,092	3,831,272	13,371,119	30,354,483	(1,910,990)	28,443,493
Income taxes	3,459,256	785,879	3,362,548	7,607,683	-	7,607,683
Income (loss) from operations after taxes	9,692,836	3,045,393	10,008,571	22,746,800	(1,910,990)	20,835,810
Total assets	181,490,011	61,138,301	66,479,395	309,107,707	137,098	309,244,805
Depreciation and amortization	17,384,351	6,547,844	3,528,498	27,460,693	-	27,460,693
Capital expenditures	2,780,023	406,586	6,072	3,192,681	-	3,192,681
Write-off / Impairment	24,503	3,247	214	27,964	-	27,964

Year Ended December 31, 2012	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$56,332,785	$11,143,848	$34,224,249	$101,700,882	$-	$101,700,882
Net revenue (intersegment)	2,739,256	-	-	2,739,256	-	2,739,256
Income (loss) from operations before taxes	9,817,947	2,932,694	9,289,175	22,039,816	(1,554,961)	20,484,855
Income taxes	2,658,235	588,556	2,344,662	5,591,453	-	5,591,453
Income (loss) from operations after taxes	7,159,712	2,344,138	6,944,513	16,448,363	(1,554,961)	14,893,402
Total assets	168,434,071	55,732,942	53,995,682	278,162,695	30,339	278,193,034
Depreciation and amortization	14,589,701	6,063,323	2,664,571	23,317,595	-	23,317,595
Capital expenditures	26,302,483	5,771,888	10,180,860	42,255,231	-	42,255,231
Write-off / Impairment	891,605	150,533	-	1,042,138	-	1,042,138

NOTE 16 – BUSINESS SEGMENTS – Continued

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Years ended December 31,
Reconciliations	2013	2012

Total segment operating income	$30,354,483	$22,039,816
Corporate costs	(1,910,990)	(1,554,961)
Income from operations	28,443,493	20,484,855
Other income	131,548	102,101
Income before taxes	$28,575,041	$20,586,956

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$6,955	$3,520	$4,556	$15,031	12.7%
TOTAL		$6,955	$3,520	$4,556	$15,031	12.7%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2012.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$6,267	$2,376	$4,038	$12,681	12.5%
TOTAL		$6,267	$2,376	$4,038	$12,681	12.5%

NOTE 17 – MAJOR SUPPLIERS

 During the year ended December 31, 2013, the Company purchased 87.6% of its raw materials from its top five suppliers.  At December 31, 2013, amounts due to those suppliers included in accounts payable were $3,550,572. During the year ended December 31, 2012, the Company purchased 83.6% of its raw materials from its top five suppliers.  At December 31, 2012, amounts due to those suppliers included in accounts payable were $3,235,622.

NOTE 18 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2013, the Company sold 40.1% of its products to its top five customers. At December 31, 2013, amount due from these customers were $21,576,892. During the year ended December 31, 2012, the Company sold 43.2% of its products to its top five customers. At December 31, 2012, amount due from these customers were $18,031,569.

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2013 and 2012.

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

The total research and development expenses recognized in the income statements during the years ended December 31, 2013 and 2012 were $140,445 and $164,586, respectively, of which the consumption of bromine produced by the company amounted to $36,158 and $41,598, respectively.

NOTE 21 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of December 31, 2013, the Company leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of December 31, 2013.

NOTE 21 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

The following table sets forth the Company’s contractual obligations as of December 31, 2013:

	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations
Payable within:
the next 12 months	$307,866	$968,287	$-
the next 13 to 24 months	307,866	989,424	-
the next 25 to 36 months	307,866	1,008,598	-
the next 37 to 48 months	307,866	1,031,668	-
the next 49 to 60 months	307,866	1,052,719	-
thereafter	3,694,384	22,043,857	-
Total	$5,233,714	$27,094,553	$-
Less: Amount representing interest	(2,087,444)
Present value of net minimum lease payments	$3,146,270

Rental expenses related to operating leases of the Company amounted to $951,465 and $777,564 were charged to the income statements for the years ended December 31, 2013 and 2012, respectively.

NOTE 22 – LEGAL PROCEEDINGS

Class Action

The Company and certain of its officers and directors (Ming Yang, Xiaobin Liu, and Min Li, collectively, the “Individual Defendants”) were named as defendants in a putative securities class action lawsuit alleging violations of the federal securities laws. That action, captioned Lewy, et al. v. Gulf Resources, Inc., et al., No. 11-cv-3722 ODW (MRWx), was filed on April 29, 2011 in the United States District Court for the Central District of California. The lead plaintiffs, who sought to represent a class of all purchasers and acquirers of the Company’s common stock between March 16, 2009 and April 26, 2011 inclusive, filed an amended complaint on September 12, 2011 asserting claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The amended complaint alleged that the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010, and in interim quarterly reports by, among other things, overstating revenue and net income and failing to disclose material related party transactions and certain facts about the CEO’s prior employment at another company. The amended complaint also asserted claims against the Individual Defendants for violations of Section 20(a) of the Securities Exchange Act of 1934. The amended complaint sought damages in an unspecified amount. The Company filed a motion to dismiss the amended complaint. On May 15, 2012, the Court denied the Company’s motion to dismiss the amended complaint. On April 30, 2013, the parties executed a stipulation and agreement of settlement (“Proposed Settlement”).  On January 8, 2014, the Court entered an Order and Final Judgment approving the Proposed Settlement and dismissing the lawsuit, which was made final on February 9, 2014 after the appeal period ended. Under the term of the settlement, the class-action lawsuit will be dismissed in return for the payment of a total settlement amount of approximately of $2.0 million, which will not have any effect on the Company’s financial statements due to coverage under its directors’ and officers’ insurance.

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets
	As of December 31,
	2013	2012

Current Assets
Prepayments and deposits	$4,583	$-
Total Current Assets	4,583	-
Non-Current Assets
Interests in subsidiaries	241,210,655	209,857,994
Amounts due from group companies	55,647,841	56,445,972
Total non-current assets	296,858,496	266,303,966
Total Assets	$296,863,079	$266,303,966

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$333,852	$671,374
Amounts due to group companies	1,534,135	1,408,208
Total Liabilities	$1,867,987	$2,079,582

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 38,765,201 and 38,552,070 shares issued; and 38,580,602 and 38,367,471 shares outstanding as of December 31, 2013 and 2012, respectively	19,383	19,276
Treasury stock; 184,599 shares as of December 31, 2013 at cost	(500,000)	(500,000)
Additional paid-in capital	80,033,981	79,489,188
Retained earnings unappropriated	166,421,427	146,745,754
Retained earnings appropriated	17,265,572	15,973,887
Cumulative translation adjustment	31,754,729	22,496,279
Total Stockholders’ Equity	294,995,092	264,224,384
Total Liabilities and Stockholders’ Equity	$296,863,079	$266,303,966

Condensed Statements of Income
	Years Ended December 31,
	2013	2012

OPERATING (EXPENSES) INCOME
General and administrative expenses	$(1,297,200)	$(2,446,380)
Other operating income	171,092	954,812
TOTAL OPERATING EXPENSES	(1,126,108)	(1,491,568)
OTHER EXPENSES
Interest expense	(745)	(1,058)
TOTAL OTHER EXPENSES	(745)	(1,058)
TOTAL EXPENSES	(1,126,853)	(1,492,626)
Equity in net income of subsidiaries	22,094,211	16,488,129
INCOME BEFORE TAXES	20,967,358	14,995,503
INCOME TAXES	-	-
NET INCOME	$20,967,358	$14,995,503

S-1

Condensed Statements of Cash Flows
	Years Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,967,358	$14,995,503
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in unconsolidated subsidiaries	(22,094,211)	(16,488,129)
Stock-based compensation expense	544,900	510,500
Changes in assets and liabilities:
Prepayment and deposits	(4,583)	307,600
Other payables and accrued expenses	(337,522)	(365,139)
Net cash used in operating activities	(924,059)	(1,039,665)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from / (to) group companies	924,059	1,039,665)
Net cash provided by financing activities	924,059	1,039,665
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-
CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$-

Notes:

(i)	Basis of presentation
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

As of December 31, 2013, the Company itself has no purchase commitment, capital commitment and operating lease commitment for the condensed parent-company-only financial statements.

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

S-2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure   We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission(1992 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Base on such evaluation our CEO and CFO have concluded that, as of December 31, 2013, our internal controls over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2014 annual meeting of stockholders (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2014 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions, and Director Independence” and “Election of Directors — Board Meetings and Committees” in the 2014 Proxy Statement and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Audit Committee Report” in the 2014 Proxy Statement and incorporated herein by reference.

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

3.2
Amendment to Restated Certificate of Incorporation., increasing the authorized capital stock, incorporated herein by reference to Exhibit A to the Registrant's definitive Schedule 14A filed in October, 1995.

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

10.14	Translation of Bromine Factory Relocation Compensation Agreement dated September 25, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed on September 26, 2013.
14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2008.

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: March 17, 2014	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 17, 2014
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 17, 2014
Min Li	Chief Financial Officer

/s/ Ming Yang		March 17, 2014
Ming Yang	Director

/s/ Naihui Miao		March 17, 2014
Naihui Miao	Director

/s/ Tengfei Zhang		March 17, 2014
Tengfei Zhang	Director

/s/ Yang Zou		March 17, 2014
Yang Zou	Director

/s/ Nan Li		March 17, 2014
Nan Li	Director

/s/ Shi Tong Jiang		March 17, 2014
Shi Tong Jiang	Director