Form 10-Q
period 2014-03-31
GULF RESOURCES, INC.
filed 2014-05-09
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-34499

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
Yes ☐ No ☒

As of May 1, 2014, the registrant had outstanding 38,726,415 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2014 Unaudited		December 31, 2013 Audited
Current Assets
Cash		$119,263,008		$107,828,800
Accounts receivable		41,335,491		44,885,354
Inventories		5,771,440		5,301,995
Prepayments and deposits		31,458		4,583
Prepaid land leases		259,419		50,548
Deferred tax assets		1,642		1,657
Total Current Assets		166,662,458		158,072,937
Non-Current Assets
Property, plant and equipment, net		138,316,103		146,400,436
Property, plant and equipment under capital leases, net		1,597,658		1,701,328
Prepaid land leases, net of current portion		742,781		753,928
Deferred tax assets		2,295,418		2,316,176
Total non-current assets		142,951,960		151,171,868
Total Assets		$309,614,418		$309,244,805

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$6,122,164		$5,645,831
Retention payable		207,251		209,126
Capital lease obligation, current portion		252,842		202,392
Taxes payable		3,723,525		5,248,486
Total Current Liabilities		10,305,782		11,305,835
Non-Current Liabilities
Capital lease obligation, net of current portion		2,917,494		2,943,878
Total Liabilities		$13,223,276		$14,249,713

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 38,911,014 and 38,765,201 shares issued; and 38,726,415 and 38,580,602 shares outstanding as of March 31, 2014 and December 31, 2013, respectively		19,456		19,383
Treasury stock; 184,599 shares as of March 31, 2014 and December 31, 2013 at cost		(500,000)		(500,000)
Additional paid-in capital		80,047,808		80,033,981
Retained earnings unappropriated		170,582,681		166,421,427
Retained earnings appropriated		17,390,656		17,265,572
Cumulative translation adjustment		28,850,541		31,754,729
Total Stockholders’ Equity		296,391,142		294,995,092
Total Liabilities and Stockholders’ Equity		$309,614,418		$309,244,805

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2014	2013

NET REVENUE
Net revenue	$25,592,176	$22,502,580

OPERATING EXPENSES/INCOME
Cost of net revenue	(18,734,404)	(17,985,472)
Sales, marketing and other operating expenses	(22,514)	(20,303)
Research and development cost	(30,780)	(17,702)
General and administrative expenses	(1,320,518)	(1,969,217)
Other operating income	117,684	95,562
	(19,990,532)	(19,897,132)

INCOME FROM OPERATIONS	5,601,644	2,605,448

OTHER INCOME (EXPENSE)
Interest expense	(52,712)	(53,006)
Interest income	106,475	72,843
INCOME BEFORE TAXES	5,655,407	2,625,285

INCOME TAXES	(1,369,069)	(742,320)
NET INCOME	$4,286,338	$1,882,965

COMPREHENSIVE INCOME:
NET INCOME	$4,286,338	$1,882,965
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	(2,904,188)	767,766
COMPREHENSIVE INCOME	$1,382,150	$2,650,731

EARNINGS PER SHARE:
BASIC	$0.11	$0.05
DILUTED	$0.11	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	38,598,424	38,367,471
DILUTED	39,277,957	38,500,958

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2014
(Expressed in U.S. dollars)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2013 (Audited)	38,765,201	38,580,602	184,599	19,383	(500,000)	80,033,981	17,265,572	166,421,427	31,754,729	294,995,092
Translation adjustment	-	-	-	-		-	-	-	(2,904,188)	(2,904,188)
Common stock issued for cashless exercise of stock options	145,813	145,813	-	73		(73)	-	-	-	-
Issuance of stock options to employees	-	-	-	-	-	13,900	-	-	-	13,900
Net income for three-month period ended March 31, 2014	-	-	-	-	-	-	-	4,286,338	-	4,286,338
Transfer to statutory common reserve fund	-	-	-	-	-	-	125,084	(125,084)	-	-
BALANCE AT MARCH 31, 2014 (Unaudited)	38,911,014	38,726,415	184,599	19,456	(500,000)	80,047,808	17,390,656	170,582,681	28,850,541	296,391,142

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,286,338	$1,882,965
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	52,554	52,790
Amortization of prepaid land leases	104,972	98,215
Depreciation and amortization	6,938,240	6,807,488
Unrealized exchange (gain)/loss on translation of inter-company balances	(235,424)	65,119
Stock-based compensation expense	13,900	4,900
Changes in assets and liabilities:
Accounts receivable	3,165,013	5,165,084
Inventories	(519,826)	604,499
Prepayments and deposits	(26,875)	(28,125)
Accounts payable and accrued expenses	527,536	(584,614)
Retention payable	-	(1,055,005)
Taxes payable	(1,486,106)	334,305
Net cash provided by operating activities	12,820,322	13,347,621

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(311,040)	(290,017)
Purchase of property, plant and equipment	(39,586)	-
Net cash used in investing activities	(350,626)	(290,017)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,035,488)	193,013
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,434,208	13,250,617
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	107,828,800	65,241,035
CASH AND CASH EQUIVALENTS - END OF PERIOD	$119,263,008	$78,491,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,571,399	$536,144
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon cashless exercise of options	$73	$-

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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
In the opinion of management, the unaudited financial information for the quarter ended March 31, 2014 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2013 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(c)           Allowance for Doubtful Accounts

As of March 31, 2014 and December 31, 2013, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month periods ended March 31, 2014 and 2013.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $119,263,008 and $107,828,800 with these institutions as of March 31, 2014 and December 31, 2013, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition.  About 68% and 74% of the balance of accounts receivable as of March 31, 2014 and December 31, 2013, respectively, are outstanding for less than three months. For the balances of accounts receivable aged more than 90 days as of March 31, 2014, about 68% were settled in April 2014.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due.  The Company’s contributions totaled $125,301 and $119,755 for the three-month periods ended March 31, 2014 and 2013, respectively.

(g)           Revenue Recognition

The Company recognizes revenue, net of value-added tax, when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

(h)           Recoverability of Long-lived Assets

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
MARCH 31, 2014
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(h)           Recoverability of Long-lived Assets – Continued

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

For the three-month period ended March 31, 2014 and 2013, the Company determined that there are no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 1,593,686 and 5,096,075 shares for the three-month periods ended March 31, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended March 31,
	2014	2013
Numerator
Net income	$4,286,338	$1,882,965

Denominator
Basic: Weighted-average common shares outstanding during the period	38,598,424	38,367,471
Add: Dilutive effect of stock options	679,533	133,487
Diluted	39,277,957	38,500,958

Net income per share
Basic	$0.11	$0.05
Diluted	$0.11	$0.05

(j)           Reporting Currency and Translation

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

(k)           Foreign Operations

All of the Company’s operations and assets are located in PRC.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

(l)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month period ended March 31, 2014 or issued during 2014 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

The bromine factory acquisition described above was not in operation when the Company acquired the factory.   Production at the factory acquired had previously been halted by the government since the owners of the bromine factory did not hold the proper license for the exploration and production of bromine.  The factory described above had not been in operation for more than six months at the time of the acquisitions. The Company recorded the above transaction as purchase of assets.

NOTE 3 – INVENTORIES

Inventories consist of:
	March 31, 2014	December 31, 2013

Raw materials	$749,034	$651,810
Finished goods	5,028,976	4,656,814
Allowance for obsolete and slow-moving inventory	(6,570)	(6,629)
	$5,771,440	$5,301,995

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month periods ended March 31, 2014 and 2013, amortization of prepaid land lease totaled $104,972 and $98,215, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships. Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land. The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 59.39 square kilometers of aggregate carrying value of $959,869 and approximately 59.39 square kilometers of aggregate carrying value of $761,496 as at March 31, 2014 and December 31, 2013, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2014	December 31, 2013
At cost:
Mineral rights	$6,471,632	$6,530,158
Buildings	52,865,338	53,343,419
Plant and machinery	171,332,909	172,842,611
Motor vehicles	9,339	9,423
Furniture, fixtures and office equipment	4,858,688	4,902,627
Total	235,537,906	237,628,238
Less: Accumulated depreciation and amortization	(97,221,803)	(91,227,802)
Net book value	$138,316,103	$146,400,436

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The aggregate carrying values of these properties situated on parcels of the land are $38,662,731 and $39,565,302 as at March 31, 2014 and December 31, 2013, respectively.

During the three-month period ended March 31, 2014, depreciation and amortization expense totaled $6,849,327, of which $6,527,898 and $321,430 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended March 31, 2013, depreciation and amortization expense totaled $6,720,849, of which $6,232,602 and $488,247 were recorded as cost of net revenue and administrative expenses, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	March 31, 2014	December 31, 2013
At cost:
Buildings	$133,766	$134,975
Plant and machinery	2,514,394	2,537,133
Total	2,648,160	2,672,108
Less: Accumulated depreciation and amortization	(1,050,502)	(970,780)
Net book value	$1,597,658	$1,701,328

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2014, depreciation and amortization expense totaled $88,912, which was recorded as cost of net revenue. During the three-month period ended March 31, 2013, depreciation and amortization expense totaled $86,639, which was recorded as cost of net revenue.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2014	2013
Accounts payable	$4,405,459	$3,998,660
Salary payable	211,559	212,138
Social security insurance contribution payable	56,663	57,674
Price adjustment funds	1,020,919	861,071
Other payables	427,564	516,288
Total	$6,122,164	$5,645,831

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2014, the Company borrowed a sum of $99,974, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

On September 25, 2012, the Company purchased five stories of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. The cost of the five stories of the commercial building was valued by an independent appraiser on September 17, 2012 to its fair value and recorded as property, plant and equipment. The Company commenced using the property as the new headquarters for the office in early January, 2013. During the fiscal year 2013, the Company entered into an agreement with the Seller to provide property management services for an annual amount of approximately $100,704 for five years from January 1, 2013 to December 31, 2017. The expense associated with this agreement for the three months ended March 31, 2014 and 2013 was approximately $25,500.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	March 31,	December 31,
	2014	2013
Income tax payable	$1,433,680	$2,653,168
Mineral resource compensation fee payable	249,537	300,856
Value added tax payable	913,533	1,079,143
Land use tax payable	944,432	952,972
Other tax payables	182,343	262,347
Total	$3,723,525	$5,248,486

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	March 31,	December 31,
	Interest rate	2014	2013
Total capital lease obligations	6.7%	$3,170,336	$3,146,270
Less: Current portion		(252,842)	(202,392)
Capital lease obligations, net of current portion		$2,917,494	$2,943,878

Interest expenses from capital lease obligations amounted to $52,554 and $52,790 for the three-month periods ended March 31, 2014 and 2013, respectively, were charged to the income statements. See Note 19 for future minimum lease payments disclosure.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s comment stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock and accordingly 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of March 31, 2014 for SCHC and SYCI is 37% and 50% of its registered capital respectively.

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

In early March 2014, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.55 per share and the options vested immediately. The options were valued at $10,200 fair value, with assumed 67.14% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.21% and no dividend yield. For the three-month period ended March 31, 2014, $10,200 was recognized as general and administrative expenses.

During the three-month period ended March 31, 2014, 145,813 shares of common stock were issued upon cashless exercise of 223,000 options.

The following table summarizes all Company stock option transactions between January 1, 2014 and March 31, 2014.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2014	2,470,971	$3.36	$0.95 - $12.60
Granted and vested during the year ended March 31, 2014	12,500	$2.55	$ $2.55
Exercised during the year ended March 31, 2014	(223,000)	$0.95	$0.95
Expired during the year ended March 31, 2014	(37,500)	$11.05	$9.16-12.00
Balance, March, 2014	2,222,971	$3.45	$0.95 - $12.60

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at March 31, 2014	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	2,222,971	$0.95 - $12.60	1.92

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2014 was $1,614,862.

The total intrinsic value of options exercised was $67,274 and $0 for the three-month periods ended March 31, 2014 and 2013.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2014 and 2013, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2014 and 2013.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month periods ended March 31, 2014 and 2013.  The applicable statutory tax rates for the three-month periods ended March 31, 2014 and 2013 are 16.5%.

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

As of March 31, 2014 and December 31, 2013, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $226,944,177 and $225,003,631, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2014 and December 31, 2013, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of March 31, 2014 and December 31, 2013, the unrecognized WHT are $10,240,095 and $10,133,056, respectively.

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2010 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns since incorporation in year 2007 are currently subject to examination. The tax authorities of the PRC may examine the Company’s PRC tax returns for three years from the date of filing. The Company’s PRC tax returns since 2010 are currently subject to examination.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended March 31,
	2014	2013
Current taxes – PRC	$1,369,069	$742,320
Deferred taxes – PRC	-	-
	$1,369,069	$742,320

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended March 31,
Reconciliations	2014	2013
Statutory income tax rate	25%	25%
US federal net operating loss	-	3%
Non-taxable item	(1%)	-
Effective tax rate	24%	28%

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2014 and December 30, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,642	$1,657
Impairment on property, plant and equipment	474,857	479,151
Exploration costs	1,820,561	1,837,025
Compensation costs of unexercised stock options	1,799,910	2,053,310
US federal net operating loss	9,546,338	9,272,734
Total deferred tax assets	13,643,308	13,643,877
Valuation allowance	(11,346,248)	(11,326,044)
Net deferred tax asset	$2,297,060	$2,317,833

Current deferred tax asset	$1,642	$1,657
Long-term deferred tax asset	$2,295,418	$2,316,176

The increase in valuation allowance for each of the three-month periods ended March 31, 2014 and 2013 is $20,204 and $99,385, respectively.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2014 and December 31, 2013.

NOTE 14 – BUSINESS SEGMENTS

The Company has three reportable segments:  bromine, crude salt and chemical products. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

Three-Month Period Ended March 31, 2014	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$11,761,916	$2,441,895	$11,388,365	$25,592,179	$-	$22,592,176
Net revenue (intersegment)	783,993	-	-	783,993	-	783,993
Income (loss) from operations before taxes	1,018,271	643,308	3,769,733	5,431,312	170,332	5,601,644
Income taxes	364,585	55,240	949,244	1,369,069	-	1,369,069
Income (loss) from operations after taxes	653,687	588,067	2,820,489	4,062,243	170,322	4,232,575
Total assets	187,576,805	53,277,324	68,675,614	309,529,743	84,675	309,614,418
Depreciation and amortization	4,550,142	1,494,758	893,340	6,938,240	-	6,938,240
Capital expenditures	34,378	5,208	-	39,586	-	39,586
Write-off / Impairment	-	-	-	-	-	-

Three-Month Period Ended March 31, 2013	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$11,734,367	$2,450,786	$8,317,427	$22,502,580	$-	$22,502,580
Net revenue (intersegment)	614,730	-	-	614,730	-	614,730
Income (loss) from operations before taxes	327,813	538,220	2,096,679	2,962,712	(357,264)	2,605,448
Income taxes	180,632	33,266	528,422	742,320	-	742,320
Income (loss) from operations after taxes	147,181	504,954	1,568,257	2,220,392	(357,264)	1,863,128
Total assets	166,871,312	56,641,404	55,994,831	279,507,547	121,682	279,629,229
Depreciation and amortization	4,377,972	1,559,199	870,317	6,807,488	-	6,807,488
Capital expenditures	-	-	-	-	-	-
Write-off / Impairment	-	-	-	-	-	-

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2014	2013
Total segment operating income	$5,431,312	$2,962,712
Corporate costs	(65,092)	(292,145)
Unrealized gain(loss) on translation of intercompany balance	235,424	(65,119)
Income from operations	5,601,644	2,605,448
Other income	53,763	19,837
Income before taxes	$5,655,407	$2,625,285

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 1,582	$ 571	$ 1,386	$ 3,539	13.4%
TOTAL		$ 1,582	$ 571	$ 1,386	$ 3,539	13.4%

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 1,182	$ 743	$ 930	$ 2,855	12.7%
TOTAL		$ 1,182	$ 743	$ 930	$ 2,855	12.7%

NOTE 15 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2014 and 2013, the Company purchased 89.8% and 83.6% of its raw materials from its top five suppliers, respectively.  As of March 31, 2014 and 2013, amounts due to those suppliers included in accounts payable were $3,988,704 and $3,847,225, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the three-month periods ended March 31, 2014 and 2013, the Company sold 39.5% and 40.7% of its products to its top five customers, respectively. As of March 31, 2014 and 2013, amounts due from these customers were $19,258,917 and $14,093,381, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no unrecognized financial assets and liabilities as of March 31, 2014 and December 31, 2013.

NOTE 18 – RESEARCH AND DEVELOPMENT EXPENSES

The total research and development expenses recognized in the income statements during the three-month period ended March 31, 2014 was $30,780, of which the consumption of bromine produced by the Company amounted to $8,934. The total research and development expenses recognized in the income statements during the three-month period ended March 31, 2013 was $17,702, of which the consumption of bromine produced by the Company amounted to $6,120.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of March 31, 2014, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of March 31, 2014.

The following table sets forth the Company’s contractual obligations as of March 31, 2014:

	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations
Payable within:
the next 12 months	$305,106	$975,077	$101,409
the next 13 to 24 months	305,106	995,265	101,409
the next 25 to 36 months	305,106	1,016,535	101,409
the next 37 to 48 months	305,106	1,038,636	101,409
the next 49 to 60 months	305,106	1,061,919	-
thereafter	3,661,276	21,454,971	-
Total	$5,186,806	$26,542,403	$405,636
Less: Amount representing interest	(2,016,470)
Present value of net minimum lease payments	$3,170,336

Rental expenses related to operating leases of the Company amounted to $245,250 and $234,319, which were charged to the income statements for the three-month ended March 31, 2014 and 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our 2013 Form 10-K.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our 2013 Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders’ equity for the three-month periods ended March 31, 2014 and 2013.

Comparison of the Three-Month Periods Ended March 31, 2014 and 2013

	Three-Month Period Ended March 31, 2014	Three-Month Period Ended March 31, 2013	% Change
Net revenue	$25,592,176	$22,502,580	14%
Cost of net revenue	$(18,734,404)	$(17,985,472)	4%
Gross profit	$6,857,772	$4,517,108	52%
Sales, marketing and other operating expenses	$(22,514)	$(20,303)	11%
Research and development costs	$(30,780)	$(17,702)	74%
General and administrative expenses	$(1,320,518)	$(1,969,217)	(33%)
Other operating income	$117,684	$95,562	23%
Income from operations	$5,601,644	$2,605,448	115%
Other income, net	$53,763	$19,837	171%
Income before taxes	$5,655,407	$2,625,285	115%
Income taxes	$(1,369,069)	$(742,320)	84%
Net income	$4,286,338	$1,882,965	128%

Net revenue  Net revenue was $25,592,176 for three-month period ended March 31, 2014, an increase of approximately $3.1 million (or 14%) as compared to the same period in 2013. This increase was primarily attributable to the increase of our chemical segment products, which increase from $8,317,427 for the three-month period ended March 31, 2013 to $11,388,365 for the same period in 2014, an increase of approximately 36.9%.

Revenue from the bromine products segment slightly increased from $11,734,367 for the three-month period ended March 31, 2013 to $11,761,916 for the same period in 2014, an increase of approximately 0.2%.Revenue from the crude salt segment decreased from $2,450,786 for the three-month period ended March 31, 2013 to $2,441,895 for the same period in 2014, a decrease of approximately 0.4%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Increase/(Decrease)
	March 31, 2014		March 31, 2013		of Net Revenue
Segment		% of total		% of total
Bromine	$11,761,916	46%	$11,734,367	52%	0.2%
Crude Salt	$2,441,895	10%	$2,450,786	11%	(0.4%)
Chemical Products	$11,388,365	44%	$8,317,427	37%	36.9%
Total sales	$25,592,176	100%	$22,502,580	100%	13.7%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2014	March 31, 2013	Increase
Bromine (excluded volume sold to SYCI)	3,940	3,843	3%
Crude Salt	63,372	62,007	2%

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	March 31, 2014	March 31, 2013	Increase
Oil and gas exploration additives	3,369	2,491	35%
Paper manufacturing additives	962	839	15%
Pesticides manufacturing additives	792	684	16%
Overall	5,123	4,014	28%

Bromine segment
The increase in net revenue from our bromine segment was mainly due to the increase in the sales volume of bromine. The sales volume of bromine increased from 3,843 tonnes for the three-month period ended March 31, 2013 to 3,940 tonnes for the same period in 2014, an increase of 3%. The major reason for the increase in the sales volume of bromine was mainly attributable to the bromine price being currently at a lower level, and our customers increase of their bromine inventories.

The selling price of bromine decreased from $3,053 per tonne for the three-month period ended March 31, 2013 to $2,985 per tonnes for the same period in 2014, a decrease of 2%. The major reason for the decrease in the selling price of bromine was mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. As a result, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price remained relatively stable at around $3,000 per tonne from the first quarter of 2013 to the first quarter of 2014. We expect the average selling price of bromine to remain at current levels through the end of 2014 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the fiscal year 2014 from the same period in 2013.

Three-Month Period Ended March 31,
Increase / (Decrease) in net revenue of bromine as a result of:	2014 vs. 2013
Decrease in average selling price	$(266,702)
Increase in sales volume	$294,251
Total effect on net revenue of bromine	$27,549

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in the selling price of crude salt. The average selling price of crude salt decrease from $39.52 per tonne for the three-month period ended March 31, 2013 to $38.53 per tonne for the same period in 2014, a decrease of 3%.

The sales volume of crude salt increased by 2% from 62,007 tonnes for the three-month period ended March 31, 2013 to 63,372 tonnes for the same period in 2014. The increase in the sales volume was mainly due to the stable demand as crude salt is a basic and elementary material for chemical industry.

We noted an upward trend in the average selling price of crude salt since the third quarter of 2011 due to the stable demand of the crude salt. The average selling price slightly decreased 3% as discussed above from the first quarter of 2013 to the first quarter of 2014. We expect the average selling price of crude salt to remain at current levels through the end of 2014.

Three-Month Period Ended March 31,
Decease/Increase in net revenue of crude salt as a result of:	2014 vs. 2013
decrease in average selling price	$(62,156)
Increase in sales volume	$53,265
Total effect on net revenue of crude salt	$(8,891)

Chemical products segment
	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	March 31, 2014		March 31, 2013		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$6,498,966	57%	$4,621,678	55%	40.6%
Paper manufacturing additives	$1,111,950	10%	$890,672	11%	24.8%
Pesticides manufacturing additives	$3,777,449	33%	$2,805,077	34%	34.7%
Total sales	$11,388,365	100%	$8,317,427	100%	36.9%

Net revenue from our chemical products segment increased from $8,317,427 for the three-month period ended March 31, 2013 to $11,388,365 for the same period in 2014, an increase of approximately 36.9%. The increase was attributable to the increase in demand for all of our chemical products. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $6,498,966 (or 57%) and $4,621,678 (or 55%) of our chemical segment revenue for the three-month periods ended March 31, 2014 and 2013, respectively, with an increase of $1,877,288, or 40.6%. Net revenue from our paper manufacturing additives increased from $890,672 for the three-month period ended March 31, 2013 to $1,111,950 for the same period in 2014, an increase of approximately 24.8%. Net revenue from our pesticides manufacturing additives increased from $2,805,077 for the three-month period ended March 31, 2013 to $3,777,449 for the same period in 2014, an increase of approximately 34.7%

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for the three-month period ended March 31, 2014 from the same period in 2013.

Increase in net revenue, for the three-month period ended March 31, 2014 vs. 2013, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase in average selling price	$215,936	$84,904	$493,365	$794,205
Increase in sales volume	$1,661,351	$136,374	$479,007	$2,276,732
Total effect on net revenue of chemical products	$1,877,287	$221,278	$972,372	$3,070,937

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2014		March 31, 2013		Net Revenue
Segment		% of total		% of total
Bromine	$9,770,755	52%	$10,329,842	58%	(5%)
Crude Salt	$1,633,349	9%	$1,696,679	9%	(4%)
Chemical Products	$7,330,300	39%	$5,958,951	33%	23%
Total	$18,734,404	100%	$17,985,472	100%	4%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $18,734,404 for the three-month period ended March 31, 2014, an increase of $748,932 (or 4%) as compared to the same period in 2013. The increase in overall cost of net revenue was mainly attributable to the increased volume of products sold, which was partially offset by the decrease in purchase price of raw materials.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended March 31, 2013	47,347	34%
Three-month period ended March 31, 2014	47,347	36%
Variance of the three-month periods ended March 31, 2014 and 2013	-	2%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio increased by 2% for the three-month period ended March 31, 2014 as compared with the same period in 2013. The increase in utilization was mainly attributable to the bromine price being currently at a lower level, and our customers increase of their bromine inventories.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2013 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we plan to carry out an enhancement project for our transmission channels and ducts in Factories No.10 and No 11 in 2014. During the three-month period ended March 31, 2014, no such enhancement work was carried out due to unexpected weather conditions. We expect to resume the enhancement work in the second and third quarters of 2014 when weather conditions permit.

Bromine segment
For the three-month period ended March 31, 2014, the cost of net revenue for the bromine segment was $9,770,755, a decrease of  $559,087 or 5% over the same period in 2013. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $3,541,400 (or 36%), depreciation and amortization of manufacturing plant and machinery of $4,426,776 (or 45%) and electricity of $693,710 (or 7%) for the three-month period ended March 31, 2014. For the three-month period ended March 31, 2013, the major components of the cost of net revenue were cost of raw materials and finished goods consumed of $4,607,118 (or 44%), depreciation and amortization of manufacturing plant and machinery of $4,113,259 (or 40%) and electricity of $580,524 (or 6%), the cost structure changed as compared with the same period in 2014 where the contribution from cost of raw materials and finished goods consumed decreased by 8% and depreciation and amortization of manufacturing plant and machinery increased by 5%. The decrease in net cost of net revenue was mainly attributable to the decrease in the purchase price of raw materials due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. The table below represents the major production cost component of bromine per tonne sold for respective periods:

Per tonne production cost component of bromine segment	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2014		March 31, 2013		% Change
		% of total		% of total
Raw materials	$899	36%	$1,199	44%	(25%)
Depreciation and amortization	$1,124	45%	$1,070	40%	5%
Electricity	$176	7%	$151	6%	17%
Others	$281	12%	$268	10%	5%
Production cost of bromine per tonne	$2,480	100%	$2,688	100%	(8%)

Our production cost of bromine per tonne sold was $2,480 for the three-month period ended March 31, 2014, a decrease of 9% (or $208) as compared to the same period in 2014, which was attributable mainly to the component of raw materials. The significant percentage decrease in raw materials by 29% was due to the decrease in the purchase price of raw materials resulting from the macro-economic tightening policy imposed by the PRC government.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended March 31, 2014 was $1,633,349, representing a decrease of $63,330, or 4%, compared to $1,696,679 for the same period in 2013. The decrease in cost was mainly due to the decrease in the allocation of common costs shared between crude salt segment and bromine segment, which decreased from 15.6% for the three-month period ended March 31, 2013 to 13.2% for the same period in 2014, which in turn resulted in a decrease in the depreciation and amortization of manufacturing plant and machinery allocated to crude salt segment. We distribute the total costs shared among bromine and crude salt by reference to the average selling price and production volume of respective segment. The significant cost components for the three-month period ended March 31, 2014 were depreciation and amortization of $1,162,321 (or 71%), resource taxes calculated based on crude salt sold of $207,164 (or 13%) and electricity of $82,766 (or 5%). The significant cost components for the three-month period ended March 31, 2013 were depreciation and amortization of $1,221,409 (or 72%), resource taxes calculated based on crude salt sold of $197,518 (or 12%) and electricity of $86,452 (or 5%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost component of crude salt segment	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2014		March 31, 2013		% Change
		% of total		% of total
Depreciation and amortization	$18.3	71%	$19.7	72%	(7%)
Resource tax	$3.3	13%	$3.2	12%	3%
Electricity	$1.3	5%	$1.4	5%	(4%)
Others	$2.9	11%	$3.1	11%	(6%)
Production cost of crude salt per tonne	$25.8	100%	$27.4	100%	(6%)

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2014 was $7,330,300, representing an increase of $1,371,349 or 23% over the same period in 2013. The significant costs were cost of raw material and finished goods consumed of $6,164,431 (or 84%) and 4,976,395 (or 84%) and depreciation and amortization of manufacturing plant and machinery of $713,968 (or 10%) and $695,532 (or 12%) for each of the three-month periods ended March 31, 2014 and 2013, respectively. As some of the components of our cost of net revenue are fixed costs such as depreciation and amortization of our manufacturing plant and machinery, the rate of increase of the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit Gross profit was $6,857,772, or 27%, of net revenue for three-month period ended March 31, 2014 compared to $4,517,108, or 20%, of net revenue for the same period in 2013. The increase in gross profit percentage was primarily attributable to an increase in the margin percentage in all of our three segments.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2014		March 31, 2013		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$1,991,161	17%	$1,404,525	12%	5%
Crude Salt	$808,546	33%	$754,107	31%	2%
Chemical Products	$4,058,065	36%	$2,358,476	28%	8%
Total Gross Profit	$6,857,772	27%	$4,517,108	20%	7%

Bromine segment
For the three-month period ended March 31, 2014, the gross profit margin for our bromine segment was 17%, as compared to 12% for the same period in 2013. This 5% increase is mainly due to the decrease in purchase price of raw materials.

Crude salt segment
For the three-month period ended March 31, 2013 the gross profit margin for our crude salt segment was 33% compared to 31% for the same period in 2013. This 2% increase in our gross profit margin is mainly attributable to the decrease in the allocation of common costs shared between crude salt segment and bromine segment, which decreased from 15.6% for the three-month period ended March 31, 2013 to 13.2% for the same period in 2014, which in turn resulted in a decrease in the depreciation and amortization of manufacturing plant and machinery allocated to crude salt segment. We distribute the total costs shared among bromine and crude salt by reference to the average selling price and production volume of respective segment.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended March 31, 2014 was 36%, as compared to 28% for the same period in 2013. This 8% increase in our gross profit margin was a result of the increase in the selling price for all of our chemical products. As sales of oil and gas exploration additives contributed more than 57% of our total chemical products segment’s net revenue, the increase in demand largely increased the gross profit margin of our chemical products segment.

Research and Development Costs The total research and development costs incurred for the three-month periods ended March 31, 2014 and 2013 were $30,780 and $17,702, respectively, an increase of 74%. Research and development costs for the three-month period ended March 31, 2014 and 2013 represented raw materials used by SYCI for testing the manufacturing routine.

General and Administrative Expenses General and administrative expenses were $1,320,518 for the three-month period ended March 31, 2014, a decrease of $648,699 (or 33%) as compared to $1,969,217 for the same period in 2013. The decrease of $648,699 was primarily due to(i) the legal costs and expenses incurred in connection with the class action lawsuit as described in our 2013 Form 10-k, which was $93,200 for the three-month period ended March 31, 2013 and $0 for the same period in 2014 since the lawsuit was settled in early 2014.; and (ii)the unrealized exchange gain in relation to the translation difference of inter-company balances in USD and RMB for the three-month period ended March 31, 2014 was in the amount of $235,424, as compared to the unrealized exchange loss for the same period in 2013 in the amount of $65,119; and(iii) depreciation of  $171,404  for January and February 2013 related to Factory no. 11, acquired in November 2012, which is recorded in general and administrative expenses instead of cost of goods sold because the factory commenced operations formally in March 2013.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $117,684 for the three-month period ended March 31, 2014, representing an increase of $22,122(or 23%) from $95,562 for the same period in 2013. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations Income from operations was $5,601,644 for the three-month period ended March 31, 2014 (or 22% of net revenue), an increase of $2,996,196, or approximately 115%, over income from operations for the same period in 2013. The increase resulted primarily from the increase in the demand for our chemical product segment products.

	Income from Operations by Segment
	Three-Month Period Ended March 31, 2014		Three-Month Period Ended March 31, 2013
Segment:		% of total		% of total
Bromine	$1,018,271	19%	$327,813	11%
Crude Salt	643,308	12%	538,220	18%
Chemical Products	3,769,733	69%	2,096,679	71%
Income from operations before corporate costs	5,431,312	100%	2,962,712	100%
Corporate costs	170,332		(357,264)
Income from operations	$5,601,644		$2,605,448

Bromine segment
Income from operations from our bromine segment was $1,018,271 for the three-month period ended March 31, 2014, an increase of $690,458 (or approximately 211%) compared to the same period in 2013. This increase was mainly attributable to the decrease in the purchase price of raw materials due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

Crude salt segment
Income from operations from our crude salt segment was $643,308 for the three-month period ended March 31, 2014, an increase of $105,088 (or approximately 20%) compared to the same period in 2013. This increase was mainly due to the decrease in the allocation of common costs shared between crude salt segment and bromine segment, which decreased from 15.6% for the three-month period ended March 31, 2013 to 13.2% for the same period in 2014, which in turn resulted in a decrease in the depreciation and amortization of manufacturing plant and machinery allocated to crude salt segment. We distribute the total costs shared among bromine and crude salt by reference to the average selling price and production volume of respective segment.

Chemical products segment
Income from operations from our chemical products segment was $3,769,733 for the three-month period ended March 31, 2014, an increase of $1,673,054 (or approximately 80%) compared to the same period in 2013. This significant increase was primarily due to the increase in the demand for all of our chemical products.

Other Income Net Other income, net of $53,763 represented bank interest income, net of capital lease interest expense for the three -month period ended March 31, 2014, an increase of $33,926 (or approximately 171%) as compared to the same period in 2013, mainly due to higher average bank balance held during the three months period ended March 31, 2014 compared to the same period ended March 31, 2013.

Net Income Net income was $4,286,338 for the three-month period ended March 31, 2011, an increase of $2,403,373 (or approximately 128%) compared to the same period in 2013. This significant increase was primarily attributable to the overall increase in demand for our chemical products.

Effective Tax Rate Our effective tax rate for the three-month periods ended March 31, 2014 and 2013 were 24% and 28% respectively. The effective tax rate for the three-month period ended March 31, 2014 was 1% lower than the PRC statutory income tax rate of 25%, due to the unrealized exchange gain from the translation of inter-company balance owing in RMB. The effective tax rate for the three-month period ended March 31, 2013 was 3% higher than the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company in which a full valuation allowance was booked.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, cash and cash equivalents were $119,263,008 as compared to $107,828,800 as of December 31, 2013. The components of this increase of $11,434,208 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2014	2013
Net cash provided by operating activities	$12,820,322	$13,347,621
Net cash used in investing activities	$(350,626)	$(290,017)
Effects of exchange rate changes on cash and cash equivalents	$(1,035,488)	$193,013
Net increase in cash and cash equivalents	$11,434,208	$13,250,617

For the three-month period ended March 31, 2014, we met our working capital and capital investment requirements mainly by using cash flow from operations. The Company intends to continue to explore opportunities relating to bromine asset purchases and new bromine resource development.

Net Cash Provided by Operating Activities

During the three-month periods ended March 31, 2014 and 2013, we had positive cash flow from operating activities of $12.8 million and $13.3 million, respectively.

During the three-month period ended March 31, 2014, cash flow from operating activities of $12.8 million exceeded our net income of $4.3 million, mainly due to (i) substantial non-cash charges of $6.9 million, mainly in the form of depreciation and amortization of property, plant and equipment; (ii) cash generated from working capital of $1.7 million, mainly consisting of the decrease in account receivable partially offset by the decrease in taxes payable.

During the three-month period ended March 31, 2013, cash flow from operating activities of $13.3 million exceeded our net income of $1.8 million, mainly due to (i) substantial non-cash charges of $7.0 million, mainly in the form of depreciation and amortization of property, plant and equipment; (ii) cash generated from working capital of $4.4 million, mainly consisting of the decrease in account receivable and inventory.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
		% of total		% of total
Aged 1-30 days	$11,033,028	27%	$11,694,338	26%
Aged 31-60 days	$7,932,016	19%	$11,199,632	25%
Aged 61-90 days	$9,046,504	22%	$10,256,456	23%
Aged 91-120 days	$9,111,579	22%	$8,687,636	19%
Aged 121-150 days	$4,212,364	10%	$3,047,293	7%
Total	$41,335,491	100%	$44,885,355	100%

The overall accounts receivable balance as of March 31, 2014 decreased by $3,549,864 (or 8%), as compared to those of December 31, 2013. Such decrease was mainly due to the strengthened collection action on last year’s accounts receivable by our sales force. We are not aware of any allowances for doubtful debts required for the three-month period ended March 31, 2014 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. About 68% of the balances of accounts receivable as of March 31, 2014 aged more than 90 days were settled in April 2014. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	March 31, 2014		December 31, 2013
		% of total		% of total
Raw materials	$749,034	13.0%	$651,810	12.3%
Finished goods	$5,028,976	87.1%	$4,656,814	87.8%
	$5,778,010	100.1%	$5,308,624	100.1%
Allowance for obsolete and slowing-moving inventory	$(6,570)	(0.1%)	$(6,629)	(0.1%)
Total	$5,771,440	100.0%	$5,301,995	100.0%

The net inventory level as of March 31, 2014 increased by $469,445 (or 9%), as compared to the net inventory level as of December 31, 2013.

Raw materials increased by 15% as of March 31, 2014 as compared to December 31, 2013. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of March 31, 2014 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 36% for the three-month period ended March 31, 2014 (33% for fiscal year 2013). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. Although the gross profit margin for the three-month period ended March 31, 2014 decreased to 17%, as compared with 25% in fiscal year 2013, we anticipated that the price for the rest of 2014 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. As the market price of crude salt per ton decreased from $40.45 in fiscal year 2013 to $38.53 in the first quarter of 2014, and the relative cost of production is low, we believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than its cost.

Net Cash Used in Investing Activities

 For the three-month period ended March 31, 2014, we used approximately $0.3 million cash for the prepayment of land leases. We also used approximately $0.04 million to acquire property, plant and equipment in the first quarter of 2014.

For the three-month period ended March 31, 2013, we used approximately $0.3 million cash for the prepayment of land leases.

Net Cash Used in Financing Activities

We have no major financing activities for the three-month period ended March 31, 2014.

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

Working capital was approximately $156.4 million at March 31, 2014 as compared to approximately $146.8 million at December 31, 2013. The increase was mainly attributable to the cash provided by operating activities during the three-month period ended March 31, 2014.

We had available cash of approximately $119.3 million at March 31, 2014, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancement works to our existing bromine and crude salt business, and exploration cost of new brine water resources in Sichuan Province, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2014 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, revenue recognition, income taxes, and stock-based compensation. These policies and estimates are described in the Company’s 2013 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Class Action

None.

Item 1A. Risk Factors

There have been no changes with respect to risk factors as previously disclosed in our 2013 Form 10-K.  Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2013 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2013 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

101.1
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: May 9, 2014	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: May 9, 2014	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)