Form 10-Q
period 2014-06-30
GULF RESOURCES, INC.
filed 2014-08-08
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐ No ☒

As of August 6, 2014, the registrant had outstanding 38,726, 415 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30, 2014 Unaudited		December 31, 2013 Audited
Current Assets
Cash		$128,952,302		$107,828,800
Accounts receivable		45,303,424		44,885,354
Inventories		5,574,197		5,301,995
Prepayments and deposits		20,833		4,583
Prepaid land leases		471,249		50,548
Deferred tax assets		1,642		1,657
Total Current Assets		180,323,647		158,072,937
Non-Current Assets
Property, plant and equipment, net		131,472,898		146,400,436
Property, plant and equipment under capital leases, net		1,515,561		1,701,328
Prepaid land leases, net of current portion		738,300		753,928
Deferred tax assets		2,295,135		2,316,176
Total non-current assets		136,021,894		151,171,868
Total Assets		$316,345,541		$309,244,805

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$6,824,423		$5,645,831
Retention payable		-		209,126
Capital lease obligation, current portion		106,205		202,392
Taxes payable		4,566,861		5,248,486
Total Current Liabilities		11,497,489		11,305,835
Non-Current Liabilities
Capital lease obligation, net of current portion		2,810,930		2,943,878
Total Liabilities		$14,308,419		$14,249,713

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 38,911,014 and 38,765,201 shares issued; and 38,726,415 and 38,580,602 shares outstanding as of June 30, 2014 and December 31, 2013, respectively		19,456		19,383
Treasury stock; 184,599 shares as of June 30, 2014 and December 31, 2013 at cost		(500,000)		(500,000)
Additional paid-in capital		80,063,908		80,033,981
Retained earnings unappropriated		175,984,180		166,421,427
Retained earnings appropriated		17,653,969		17,265,572
Cumulative translation adjustment		28,815,609		31,754,729
Total Stockholders’ Equity		302,037,122		294,995,092
Total Liabilities and Stockholders’ Equity		$316,345,541		$309,244,805

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013

NET REVENUE
Net revenue	$31,752,814	$32,853,896	$57,344,990	$55,356,476

OPERATING INCOME (EXPENSES)
Cost of net revenue	(22,566,923)	(23,260,201)	(41,301,327)	(41,245,673)
Sales, marketing and other operating expenses	(27,215)	(25,115)	(49,729)	(45,418)
Research and development cost	(32,558)	(54,480)	(63,338)	(72,182)
Loss from disposal of property, plant and equipment	(9,866)	-	(9,866)	-
General and administrative expenses	(1,701,601)	(2,422,452)	(3,022,119)	(4,391,669)
Other operating income	116,921	287,127	234,605	382,689
	(24,221,242)	(25,475,121)	(44,211,774)	(45,372,253)

INCOME FROM OPERATIONS	7,531,572	7,378,775	13,133,216	9,984,223

OTHER INCOME (EXPENSE)
Interest expense	(52,428)	(53,583)	(105,140)	(106,589)
Interest income	119,171	79,429	225,646	152,272
INCOME BEFORE TAXES	7,598,315	7,404,621	13,253,722	10,029,906

INCOME TAXES	(1,933,503)	(2,048,722)	(3,302,572)	(2,791,042)
NET INCOME	$5,664,812	$5,355,899	$9,951,150	$7,238,864

COMPREHENSIVE INCOME:
NET INCOME	$5,664,812	$5,355,899	$9,951,150	$7,238,864
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	(34,932)	4,298,508	(2,939,120)	5,066,274
COMPREHENSIVE INCOME	$5,629,880	$9,654,407	$7,012,030	$12,305,138

EARNINGS PER SHARE:
BASIC	$0.15	$0.14	$0.26	$0.19
DILUTED	$0.14	$0.14	$0.25	$0.19

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	38,726,415	38,367,471	38,662,773	38,367,471
DILUTED	39,341,228	38,591,127	39,309,946	38,546,042

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2014
(Expressed in U.S. dollars)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2013 Audited	38,765,201	38,580,602	184,599	19,383	(500,000)	80,033,981	17,265,572	166,421,427	31,754,729	294,995,092
Translation adjustment	-	-	-	-		-	-	-	(2,939,120)	(2,939,120)
Cashless exercise of stock options	145,813	145,813	-	73	-	(73)	-	-	-	-
Issuance of stock options to employees and directors	-	-	-	-	-	30,000	-	-	-	30,000
Net income for six-month period ended June 30, 2014	-	-	-	-	-	-	-	9,951,150	-	9,951,150
Transfer to statutory common reserve fund	-	-	-	-	-	-	388,397	(388,397)	-	-
BALANCE AT JUNE 30, 2014 Unaudited	38,911,014	38,726,415	184,599	19,456	(500,000)	80,063,908	17,653,969	175,984,180	28,815,609	302,037,122

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,951,150	$7,238,864
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	104,767	106,206
Amortization of prepaid land leases	201,411	189,918
Depreciation and amortization	13,808,998	13,685,539
Loss from disposal of property, plant and equipment	9,866	-
Exchange (gain) loss on inter-company balances	(238,647)	431,147
Stock-based compensation expense	30,000	532,300
Deferred tax asset	-	-
Changes in assets and liabilities:
Accounts receivable	(804,584)	(2,621,905)
Inventories	(323,463)	715,714
Prepayments and deposits	(16,250)	(18,750)
Accounts payable and accrued expenses	1,229,869	(296,268)
Retention payable	(207,047)	(1,055,003)
Taxes payable	(643,039)	1,797,837
Net cash provided by operating activities	23,103,031	20,705,599

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(614,773)	(588,830)
Proceeds from sales of property, plant and equipment	21,514	-
Purchase of property, plant and equipment	(39,586)	-
Net cash used in investing activities	(632,845)	(588,830)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(304,806)	(302,498)
Net cash used in financing activities	(304,806)	(302,498)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,041,878)	1,367,206
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,123,502	21,181,477
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$107,828,800	65,241,035
CASH AND CASH EQUIVALENTS - END OF PERIOD	$128,952,302	$86,422,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,931,589	$1,287,273
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Issuance of common stock upon cashless exercise of options	$73	$-

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

In the opinion of management, the unaudited financial information for the three and six months ended June 30, 2014 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2013 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(c)           Allowance for Doubtful Accounts

As of June 30, 2014 and December 31, 2013, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month and six-month periods ended June 30, 2014 and 2013.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $128,952,302 and $107,828,800 with these institutions as of June 30, 2014 and December 31, 2013, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  About 77.7% and 74% of the balances of accounts receivable as of June 30, 2014 and December 31, 2013, respectively, are outstanding for less than three months. For the balances of accounts receivable aged more than 90 days as of June 30, 2014, about 71% were settled in July 2014.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due. The Company’s contributions totaled $193,729 and $124,158 for the three-month period ended June 30, 2014 and 2013, respectively, and totaled $319,030 and $243,913 for the six-month period ended June 30, 2014 and 2013, respectively.

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
JUNE 30, 2014
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

For the three-month and six-month periods ended June 30, 2013 and 2014, the Company determined that there are no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 1,971,251 and 5,282,849 shares for the three-month period ended June 30, 2014 and 2013, respectively, and amounted to 1,782,469 and 5,189,462 shares for the six-month period ended June 30, 2014 and 2013, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Basic and Diluted Net Income per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
Numerator
Net income	$5,664,812	$5,355,899	$9,951,150	$7,238,864

Denominator
Basic: Weighted-average common shares outstanding during the period	38,726,415	38,367,471	38,662,773	38,367,471
Add: Dilutive effect of stock options	614,813	223,656	647,173	178,571
Diluted	39,341,228	38,591,127	39,309,946	38,546,042

Net income per share
Basic	$0.15	$0.14	$0.26	$0.19
Diluted	$0.14	$0.14	$0.25	$0.19

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

(l)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month and six-month periods ended June 30, 2014 or issued during 2014 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	June 30, 2014	December 31, 2013

Raw materials	$1,102,680	$651,810
Finished goods	4,478,086	4,656,814
Allowance for obsolete and slow-moving inventory	(6,569)	(6,629)
	$5,574,197	$5,301,995

NOTE 3 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month period ended June 30, 2014 and 2013, amortization of prepaid land lease totaled $96,439 and $91,703, respectively, which were recorded as cost of net revenue. During the six-month period ended June 30, 2014 and 2013, amortization of prepaid land lease totaled $201,411 and $189,918, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships. Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land. The parcels of land that the Company could not obtain land use rights certificates cover a total of approximately 59.39 square kilometers with an aggregate carrying value of $1,167,487 and approximately 59.39 square kilometers with an aggregate carrying value of $761,496 as at June 30, 2014 and December 31, 2013, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2014	December 31, 2013
At cost:
Mineral rights	$6,470,836	$6,530,158
Buildings	52,858,833	53,343,419
Plant and machinery	171,267,783	172,842,611
Motor vehicles	9,337	9,423
Furniture, fixtures and office equipment	4,858,090	4,902,627
Total	235,464,879	237,628,238
Less: Accumulated depreciation and amortization	(103,991,981)	(91,227,802)
Net book value	$131,472,898	$146,400,436

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The aggregate carrying values of these properties situated on parcels of the land are $38,110,068 and $39,565,302 as at June 30, 2014 and December 31, 2013, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended June 30, 2014, depreciation and amortization expense totaled $6,788,929, of which $6,469,584 and $319,345 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended June 30, 2013, depreciation and amortization expense totaled $6,812,181, of which $6,504,164 and $308,017 were recorded as cost of net revenue and administrative expenses, respectively. During the six-month period ended June 30, 2014, depreciation and amortization expense totaled $13,638,256, of which $12,997,481 and $640,775 were recorded as cost of sales and administrative expenses respectively. During the six-month period ended June 30, 2013, depreciation and amortization expense totaled $13,554,571, of which $12,758,306 and $796,264 were recorded as cost of sales and administrative expenses respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	June 30, 2014	December 31, 2013
At cost:
Buildings	$133,749	$134,975
Plant and machinery	2,514,085	2,537,133
Total	2,647,834	2,672,108
Less: Accumulated depreciation and amortization	(1,132,273)	(970,780)
Net book value	$1,515,561	$1,701,328

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended June 30, 2014 and 2013, depreciation and amortization expense totaled $81,829 and $65,870, respectively, which was recorded as cost of net revenue. During the six-month period ended June 30, 2014 and 2013, depreciation and amortization expense totaled $170,742 and $130,968, respectively, which was recorded as cost of net revenue.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2014	2013
Accounts payable	$4,996,333	$3,998,660
Salary payable	228,823	212,138
Social security insurance contribution payable	88,747	57,674
Price adjustment funds	1,258,054	861,071
Other payables	252,466	516,288
Total	$6,824,423	$5,645,831

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three-month and six-month periods ended June 30, 2014, the Company borrowed $100,000 and $199,974, respectively, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

On September 25, 2012, the Company purchased five stories of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. The cost of the five stories of the commercial building was valued by an independent appraiser on September 17, 2012 to its fair value and recorded as property, plant and equipment. The Company commenced using the property as the new headquarters for the office in early January, 2013. During the fiscal year 2013, the Company entered into an agreement with the Seller to provide property management services for an annual amount of approximately $100,704 for five years from January 1, 2013 to December 31, 2017. The expense associated with this agreement for the three- month period ended June 30, 2014 and 2013 were $25,327 and $25,135. The expense associated with this agreement for the six- month period ended June 30, 2014 and 2013 were $50,820 and $49,976.

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2014	2013
Income tax payable	$2,007,310	$2,653,168
Mineral resource compensation fee payable	341,323	300,856
Value added tax payable	1,054,847	1,079,143
Land use tax payable	944,316	952,972
Other tax payables	219,065	262,347
Total	$4,566,861	$5,248,486

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	June 30,	December 31,
	Interest rate	2014	2013
Total capital lease obligations	6.7%	$2,917,135	$3,146,270
Less: Current portion		(106,205)	(202,392)
Capital lease obligations, net of current portion		$2,810,930	$2,943,878

Interest expenses from capital lease obligations amounted to $52,213 and $53,416 for the three-month period ended June 30, 2014 and 2013, respectively, which were charged to the income statements. Interest expenses from capital lease obligations amounted to $104,767 and $106,206 for the six-month period ended June 30, 2014 and 2013, respectively, which were charged to the income statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 10 ––EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s comment stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock and accordingly 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of June 30, 2014 and December 31, 2013.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2014 for SCHC and SYCI is 37% and 50% of its registered capital respectively.

NOTE 11 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan, the total aggregate number of shares of the Company’s common stock reserved for issuance is 4,341,989 shares. As of June 30, 2014, the number of shares of the Company’s common stock available for issuance is 1,528,489.

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

On May 7, 2014, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.83 per share and the options vested immediately. The options were valued at $7,900 fair value, with assumed 69.24% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.25% and no dividend yield. For the three-month period ended June 30, 2014, $7,900 was recognized as general and administrative expenses.

On June 30, 2014, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.15 per share and the options vested immediately. The options were valued at $8,200 fair value, with assumed 64.48% volatility, a three-year expiration term with expected tenor of 1.50 years, a risk free rate of 0.27% and no dividend yield. For the three-month period ended June 30, 2014, $8,200 was recognized as general and administrative expenses.

During the six months ended June 30, 2014, 145,813 shares of common stock were issued upon cashless exercise of 223,000 options.

The following table summarizes all Company stock option transactions between January 1, 2014 and June 30, 2014.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2014	2,470,971	$3.36	$0.95 - $12.60
Granted and vested during the period ended June 30, 2014	37,500	$2.18	$1.83-2.55
Exercised during the period ended June 30, 2014	(223,000)	$0.95	$0.95
Expired during the period ended June 30, 2014	(50,000)	$9.10	$3.22-12.00
Balance, June 30, 2014	2,235,471	$3.44	$0.95 - $12.60

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION – Continued

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at June 30, 2014	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	2,235,471	$0.95 - $12.60	1.69

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2014 was $1,615,362.

The total intrinsic value of options exercised was $67,274 and $0 for the six months ended June 30, 2014 and 2013.

There were no options exercised in the three months ended June 30, 2014 and 2013.

NOTE 12 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at a tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2014 and 2013, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2014 and 2013.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and six-month periods ended June 30, 2014 and 2013.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2014 and 2013 are 16.5%.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12 – INCOME TAXES – Continued

As of June 30, 2014 and December 31, 2013, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $232,455,778 and $225,003,631, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2014 and December 31, 2013, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of June 30, 2014 and December 31, 2013, the unrecognized WHT are $10,515,811 and $10,133,056, respectively.

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

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
Current taxes – PRC	$1,933,503	$2,048,722	$3,302,572	$2,791,042
Deferred taxes – PRC	-	-	-	-
	$1,933,503	$2,048,722	$3,302,572	$2,791,042

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:
03

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2014	2013	2014	2013
Statutory income tax rate	25%	25%	25%	25%
Non-taxable item	-	1%	-	1%
US federal net operating loss	-	2%	-	2%
Effective tax rate	25%	28%	25	28%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,642	$1,657
Impairment on property, plant and equipment	474,799	479,151
Exploration costs	1,820,336	1,837,025
Compensation costs of unexercised stock options	1,944,923	2,053,310
US federal net operating loss	9,600,548	9,272,734
Total deferred tax assets	13,842,248	13,643,877
Valuation allowance	(11,545,471)	(11,326,044)
Net deferred tax asset	$2,296,777	$2,317,833

Current deferred tax asset	$1,642	$1,657
Long-term deferred tax asset	$2,295,135	$2,316,176

The increase in valuation allowance for each of the three-month period ended June 30, 2014 and 2013 is $199,223 and $148,308, respectively, and six-month period ended June 30, 2014 and 2013 is $219,427 and $247,693, respectively.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2014 and December 31, 2013.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

Three-Month Period Ended June 30, 2014	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$16,214,612	$2,915,445	$12,622,757	$31,752,814	$-	$31,752,814
Net revenue (intersegment)	836,840	-	-	836,840	-	836,840
Income (loss) from operations before taxes	3,599,026	(116,798)	4,191,572	7,673,800	(142,228)	7,531,572
Income taxes	735,834	141,819	1,055,850	1,933,503	-	1,933,503
Income (loss) from operations after taxes	2,863,192	(258,617)	3,135,722	5,740,297	(142,228)	5,598,069
Total assets	189,852,951	53,961,678	72,505,351	316,319,980	25,561	316,345,541
Depreciation and amortization	4,378,252	1,604,960	887,546	6,870,758	-	6,870,758
Capital expenditures	-	-	-	-	-	-

Three-Month Period Ended June 30, 2013	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$17,473,276	$3,629,976	$11,750,644	$32,853,896	$-	$32,853,896
Net revenue (intersegment)	777,746	-	-	777,746	-	777,746
Income (loss) from operations before taxes	3,882,612	728,638	3,572,036	8,183,286	(804,511)	7,378,775
Income taxes	941,322	209,755	897,645	2,048,722	-	2,048,722
Income (loss) from operations after taxes	2,941,290	518,883	2,674,391	6,134,564	(804,511)	5,330,053
Total assets	174,524,258	56,693,091	60,193,635	291,410,984	86,337	291,497,321
Depreciation and amortization	4,309,920	1,687,487	880,645	6,878,052	-	6,878,052
Capital expenditures	-	-	-	-	-	-

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2014	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$27,976,528	$5,357,340	$24,011,122	$57,344,990	$-	$ 57,344,990
Net revenue (intersegment)	1,620,833	-	-	1,620,833	-	1,620,833
Income (loss) from operations before taxes	4,617,298	526,509	7,961,305	13,105,112	28,104	13,133,216
Income taxes	1,100,419	197,059	2,005,094	3,302,572	-	3,302,572
Income (loss) from operations after taxes	3,516,879	329,450	5,956,211	9,802,540	28,104	9,830,644
Total assets	189,852,951	53,961,678	72,505,351	316,319,980	25,561	316,345,541
Depreciation and amortization	8,928,395	3,099,717	1,780,886	13,808,998	-	13,808,998
Capital expenditures	34,378	5,208	-	39,586	-	39,586

Six-Month Period Ended June 30, 2013	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$29,207,643	$6,080,762	$20,068,071	$55,356,476	$-	$55,356,476
Net revenue (intersegment)	1,392,476	-	-	1,392,476	-	1,392,476
Income (loss) from operations before taxes	4,210,425	1,266,858	5,668,715	11,145,998	(1,161,775)	9,984,223
Income taxes	1,121,955	243,020	1,426,067	2,791,042	-	2,791,042
Income (loss) from operations after taxes	3,088,471	1,023,837	4,242,648	8,354,956	(1,161,775)	7,193,181
Total assets	174,524,258	56,693,091	60,193,635	291,410,984	86,337	291,497,321
Depreciation and amortization	8,687,891	3,246,686	1,750,962	13,685,539	-	13,685,539
Capital expenditures	-	-	-	-	-	-

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2014	2013	2014	2013
Total segment operating income	$7,673,800	$8,183,286	$13,105,112	$11,145,998
Corporate costs	(142,228)	(804,511)	28,104	(1,161,775)
Income from operations	7,531,572	7,378,775	13,133,216	9,984,223
Other income, net of expense	66,743	25,846	120,506	45,683
Income before taxes	$7,598,315	$7,404,621	$13,253,722	$10,029,906

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,505	$693	$1,935	$5,133	16.2%
TOTAL		$2,505	$693	$1,935	$5,133	16.2%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$4,088	$1,264	$3,320	$8,672	15.1%
TOTAL		$4,088	$1,264	$3,320	$8,672	15.1%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,166	$751	$1,125	$4,042	12.3%
TOTAL		$2,166	$751	$1,125	$4,042	12.3%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,347	$1,494	$2,055	$6,896	12.5%
TOTAL		$3,347	$1,494	$2,055	$6,896	12.5%

NOTE 14 – MAJOR SUPPLIERS

During the three-month and six-month periods ended June 30, 2014, the Company purchased 89.7% and 89.6% of its raw materials from its top five suppliers, respectively.  As of June 30, 2014, amounts due to those suppliers included in accounts payable were $4,487,708. During the three-month and six-month periods ended June 30, 2013, the Company purchased 83.4% and 82.6% of its raw materials from its top five suppliers, respectively.  As of June 30, 2013, amounts due to those suppliers included in accounts payable were $4,289,947. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers.  During the three-month and six-month periods ended June 30, 2014, the Company sold 43.1% and 41.2% of its products to its top five customers, respectively. As of June 30, 2014, amounts due from these customers were $21,865,317. During the three-month and six-month periods ended June 30, 2013, the Company sold 40.0% and 40.3% of its products to its top five customers, respectively. As of June 30, 2013, amounts due from these customers were $16,955,022. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2014 and December 31, 2013.

NOTE 17 – RESEARCH AND DEVELOPMENT EXPENSES

The total research and development expenses recognized in the income statements during the three-month and six-month periods ended June 30, 2014 were $32,558 and $63,338, respectively, of which the consumption of bromine produced by the Company amounted to $8,574 and $17,508, respectively. The total research and development expenses recognized in the income statements during the three-month and six-month periods ended June 30, 2013 were $54,480 and $72,182, respectively, of which the consumption of bromine produced by the Company amounted to $12,461 and $18,582, respectively.

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of June 30, 2014, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of June 30, 2014.

The following table sets forth the Company’s contractual obligations as of June 30, 2014:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees
Payable within:
the next 12 months	$305,069	$977,474	$101,397
the next 13 to 24 months	305,069	999,436	101,397
the next 25 to 36 months	305,069	1,019,185	101,397
the next 37 to 48 months	305,069	1,043,157	50,697
the next 49 to 60 months	305,069	1,064,850	-
thereafter	3,355,757	20,844,067	-
Total	$4,881,102	$25,948,169	$354,888
Less: Amount representing interest	(1,963,967)
Present value of net minimum lease payments	$2,917,135

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $243,791 and $237,214, which were charged to the income statements for the three-month ended June 30, 2014 and 2013, respectively. Rental expenses related to operating leases of the Company amounted to $489,041 and $471,533, which were charged to the income statements for the six-month ended June 30, 2014 and 2013, respectively.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2014 and 2013.

Comparison of the Three-Month Period Ended June 30, 2014 and 2013

	Three-Month Period Ended June 30, 2014	Three-Month Period Ended June 30, 2013	% Change
Net revenue	$31,752,814	$32,853,896	(3%)
Cost of net revenue	$(22,566,923)	$(23,260,201)	(3%)
Gross profit	$9,185,891	$9,593,695	(4%)
Sales, marketing and other operating expenses	$(27,215)	$(25,115)	8%
Research and development costs	$(32,558)	$(54,480)	(40%)
Loss from disposal of property, plant and equipment	$(9,866)	$-	-
General and administrative expenses	$(1,701,601)	$(2,422,452)	(30%)
Other operating income	$116,921	$287,127	(59%)
Income from operations	$7,531,572	$7,378,775	2%
Other income (expense), net	$66,743	$25,846	158%
Income before taxes	$7,598,315	$7,404,621	3%
Income taxes	$(1,933,503)	$(2,048,722)	(6%)
Net income	$5,664,812	$5,355,899	6%

Net revenue.  Net revenue was $31,752,814 for three-month period ended June 30, 2014, a decrease of approximately $1.1 million (or 3%) as compared to the same period in 2013. This decrease was attributable to the decrease in our bromine and crude salt segments. Revenue from the bromine products segment decreased from $17,473,276 for the three-month period ended June 30, 2013 to $16,214,612 for the same period in 2014, a decrease of approximately 7%. Revenue from the crude salt segment decreased from $3,629,976 for the three-month period ended June 30, 2013 to $2,915,445 for the same period in 2014, a decrease of approximately 20%.

Revenue from the chemical products segment products increased from $11,750,644 for the three-month period ended June 30, 2013 to $12,622,757 for the same period in 2014, an increase of approximately 7%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Increase/Decrease
	June 30, 2014		June 30, 2013		of Net Revenue
Segment		% of total		% of total
Bromine	$16,214,612	51%	$17,473,276	53%	(7%)
Crude Salt	$2,915,445	9%	$3,629,976	11%	(20%)
Chemical Products	$12,622,757	40%	$11,750,644	36%	7%
Total sales	$31,752,814	100%	$32,853,896	100%	(3%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2014	June 30, 2013	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	5,663	5,666	(0.06%)
Crude Salt	89,528	89,140	0.44%

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2014	June 30, 2013	Increase/(Decrease)
Oil and gas exploration additives	3,857	3,493	10%
Paper manufacturing additives	1,096	1,207	(9%)
Pesticides manufacturing additives	859	800	7%
Overall	5,812	5,500	6%

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in the selling price of bromine. The selling price of bromine decreased from $3,084 per tonne for the three-month period ended June 30, 2013 to $2,863 tonnes for the same period in 2014, a decrease of 7%. The major reason for the decrease in the selling price of bromine was mainly attributable to the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. As a result, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price for this quarter decrease $122 per tonne, as compared with the first quarter of 2014, which was $2,985 per tonne. We expect the average selling price of bromine to remain at the current level through the end of 2014 should the PRC government’s macro-economic tightening policy remain in place.

Three-Month Period Ended June 30,
Decrease in net revenue of bromine as a result of:	2014 vs. 2013
Decrease in average selling price	$(1,249,357)
Decrease in sales volume	$(9,307)
Total effect on net revenue of bromine	$(1,258,664)

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in the selling price of crude salt. The selling price of crude salt decreased by 20% from $40.72 per tonne for the three-month period ended June 30, 2013 to $32.56 per tonne for the same period in 2014. The decrease in the selling price was mainly due to the macro-economic tightening policy imposed by the PRC government to slow down the economy, which has affected our customers’ industries.

We noted a downward trend in the average selling price of crude salt since the third quarter of 2013. The average selling price decreased 15% from the first quarter of 2014 to the second quarter of 2014. We expect the average selling price of crude salt to remain at current levels through the end of 2014.

Three-Month Period Ended June 30,
Increase / (Decrease) in net revenue of crude salt as a result of:	2014 vs. 2013
Decrease in average selling price	$(728,748)
Increase in sales volume	$14,217
Total effect on net revenue of crude salt	$(714,531)

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	June 30, 2014		June 30, 2013		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$7,220,640	57%	$6,676,522	57%	8%
Paper manufacturing additives	$1,259,311	10%	$1,393,172	12%	(10%)
Pesticides manufacturing additives	$4,142,806	33%	$3,680,950	31%	13%
Total sales	$12,622,757	100%	$11,750,644	100%	7%

Net revenue from our chemical products segment increased from $11,750,644 for the three-month period ended June 30, 2013 to $12,622,757 for the same period in 2014, an increase of approximately 7%. The increase was attributable to the increase in demand for our oil and gas exploration additives and pesticides manufacturing additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $7,220,640 (or 57%) and $6,676,522 (or 57%) of our chemical segment revenue for the three-month period ended June 30, 2014 and 2013, respectively, with an increase of $544,118, or 8%. Net revenue from our pesticides manufacturing additives increased from $3,680,950 for the three-month period ended June 30, 2013 to $4,142,806 for the same period in 2014, an increase of approximately 13%.

Net revenue from our paper manufacturing additives decreased from $1,393,172 for the three-month period ended June 30, 2013 to $1,259,311 for the same period in 2014, a decrease of approximately 10%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for the three-month period ended June 30, 2014 from the same period in 2013.

Increase / (Decrease) in net revenue, for the three-month period ended June 30, 2014 vs. 2013, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase / (Decrease) in average selling price	$(144,476)	$(6,031)	$183,848	$33,341
Increase / (Decrease) in sales volume	$688,595	$(127,831)	$278,008	$838,772
Total effect on net revenue of chemical products	$544,119	$(133,862)	$461,856	$872,113

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2014		June 30, 2013		Net Revenue
Segment		% of total		% of total
Bromine	$11,653,753	52%	$12,705,212	55%	(8%)
Crude Salt	$2,824,332	12%	$2,678,177	11%	5%
Chemical Products	$8,088,838	36%	$7,876,812	34%	3%
Total	$22,566,923	100%	$23,260,201	100%	(3%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $22,566,923 for the three-month period ended June 30, 2014, a decrease of $693,278 (or 3%) as compared to the same period in 2013. The decrease in overall cost of net revenue was mainly attributable to the decrease in purchase price of raw materials of bromine product segment.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2013	47,347	51%
Three-month period ended June 30, 2014	47,347	50%
Variance of the three-month period ended June 30, 2014 and 2013	-	(1%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 1% for the three-month period ended June 30, 2014 as compared with the same period in 2013.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2013 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we plan to carry out an enhancement project for our transmission channels and ducts in Factories No.10 and No 11 in 2014. During the three-month period ended June 30, 2014, no such enhancement work was carried out due to the extreme hot weather condition in the Shangdong region. We expect to resume the enhancement work in the third and fourth quarters of 2014 when weather conditions permit.

Bromine segment

For the three-month period ended June 30, 2014, the cost of net revenue for the bromine segment was $11,653,753, a decrease of $1,051,460 or 8% over the same period in 2013. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $5,114,904 (or 44%), depreciation and amortization of manufacturing plant and machinery of $4,259,921 (or 37%) and electricity of $933,494 (or 8%) for the three-month period ended June 30, 2014. For the three-month period ended June 30, 2013, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $6,322,171 (or 50%), depreciation and amortization of manufacturing plant and machinery of $4,202,661 (or 33%) and electricity of $918,704 (or 7%), the cost structure changed as compared with the same period in 2013 where the contribution from cost of raw materials and finished goods consumed decreased by 6% and depreciation and amortization of manufacturing plant and machinery increased by 4%. The decrease in net cost of net revenue was mainly attributable to the decrease in purchase price of raw material.

The table below represents the major production cost component of bromine per tonne sold for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	June 30, 2014		June 30, 2013		% Change
		% of total		% of total
Raw materials	$903	44%	$1,116	50%	(19%)
Depreciation and amortization	$752	37%	$742	33%	1%
Electricity	$165	8%	$162	7%	2%
Others	$238	11%	$222	10%	7%
Production cost of bromine per tonne	$2,058	100%	$2,242	100%	(8%)

Our production cost of bromine per tonne sold was $2,058 for the three-month period ended June 30, 2014, a decrease of 8% (or $184) as compared to the same period in 2013, which was attributable mainly to the component of raw materials consumed. The significant percentage decrease in raw materials consumed per tonne by 19% was due to the decrease in the purchase price of raw materials resulting from the macro-economic tightening policy imposed by the PRC government.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended June 30, 2014 was $2,824,332, representing an increase of $146,156, or 5%, compared to $2,678,177 for the same period in 2013. The increase in cost was mainly due to increase salary and welfare for labor worker since April 2014 .The significant cost components for the three-month period ended June 30, 2014 were depreciation and amortization of $1,955,138 (or 69%), resource taxes calculated based on crude salt sold of $290,768 (or 10%) and electricity of $222,328 (or 8%). The significant cost components for the three-month period ended June 30, 2013 were depreciation and amortization of $1,854,237 (or 69%), resource taxes calculated based on crude salt sold of $287,316 (or 11%) and electricity of $228,176 (or 9%).The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	June 30, 2014		June 30, 2013		% Change
		% of total		% of total
Depreciation and amortization	$21.8	69%	$20.8	69%	5%
Resource tax	$3.2	10%	$3.2	11%	0%
Electricity	$2.5	8%	$2.6	9%	(3%)
Others	$4.0	13%	$3.4	11%	18%
Production cost of crude salt per tonne	$31.5	100%	$30.0	100%	5%

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2014, was $8,088,838, representing an increase of $212,026 or 3% over the same period in 2013. The significant costs were cost of raw material and finished goods consumed of $6,624,338 (or 82%) and $6,846,444 (or 87%) and depreciation and amortization of manufacturing plant and machinery of $709,338 (or 9%) and $703,786 (or 9%) for each of the three-month period ended June 30, 2014 and 2013, respectively. As some of the components of our cost of net revenue are fixed costs such as depreciation and amortization of our manufacturing plant and machinery, the rate of increase of the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit. Gross profit was $9,185,891, or 29%, of net revenue for three-month period ended June 30, 2014 compared to $9,593,695, or 29%, of net revenue for the same period in 2013.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2014		June 30, 2013		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$4,560,859	28%	$4,768,064	27%	1%
Crude Salt	$91,113	3%	$951,799	26%	(23%)
Chemical Products	$4,533,919	36%	$3,873,832	33%	3%
Total Gross Profit	$9,185,891	29%	$9,593,695	29%	0%

Bromine segment
For the three-month period ended June 30, 2014, the gross profit margin for our bromine segment was 28% compared to 27% for the same period in 2013. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price in the three-month ended June 30, 2014 was affected. We cut the average selling price of bromine from $3,084 per tonne for the three-month period ended June 30, 2013 to $2,863 per tonne for the same period in 2014, a decrease of 7%, in order to compete with other bromine manufacturers. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2014 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the three-month period ended June 30, 2014 the gross profit margin for our crude salt segment was 3% compared to 26% for the same period in 2013. This 23% decrease in our gross profit margin is mainly attributable to the selling price decreased from $40.72 tonnes for the three-month period ended June 30, 2013 to 32.56 tonnes for the same period in 2014, a decrease of 20%, due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended June 30, 2014 was 36% compared to 33% for the same period in 2013, an increase of 3%. This 3% increase in our gross profit margin was mainly a result of the increase in average selling price of pesticides manufacturing additives, decrease in purchase price of raw materials and decrease in factory overhead per unit produced due to higher volume of production.

Research and Development Costs . The total research and development costs incurred for the three-month period ended June 30, 2014 and 2013 were $32,558 and $54,480, respectively, a decrease of 40%. Research and development costs for the three-month period ended June 30, 2014 and 2013 represented raw materials used by SYCI for testing the manufacturing routine.

General and Administrative Expenses. General and administrative expenses were $1,701,601 for the three-month period ended June 30, 2014, a decrease of $720,851 (or 30%) as compared to $2,422,452 for the same period in 2013. This decrease in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees decrease from $524,400 for the three-month period ended June 30,2013 to $16,100 for the same period of 2014 ; and (ii) the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the three-month period ended June 30,2013 amounted to $366,028, as compared to the unrealized exchange gain for the same period in 2014 amounted to $3,223.

Other Operating Income Other operating income was $116,921 for the three-month period ended June 30, 2014, which represented the sales of wastewater to some of our customers. Other operating income was $287,127 for the three-month period ended June 30, 2013, which represented (i)the sales of wastewater to some of our customers in the amount of $116,035 and (ii) a sum of $171,092 for insurance compensation received in 2013 for legal fees incurred in 2012. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $7,531,572 for the three-month period ended June 30, 2014 (or 24% of net revenue), an increase of $152,797, or approximately 2%, over income from operations for the same period in 2013. The increase was primarily due to the decrease in general and administrative expense as described above, partially offset by decrease in bromine and salt segment revenue mainly due to decreased bromine and crude salt selling price.

	Income /loss from Operations by Segment
	Three-Month Period Ended June 30, 2014		Three-Month Period Ended June 30, 2013
Segment:		% of total		% of total
Bromine	$3,599,026	47%	$3,882,612	47%
Crude Salt	(116,798)	(2%)	728,638	9%
Chemical Products	4,191,572	55%	3,572,036	44%
Income from operations before corporate costs	7,673,800	100%	8,183,286	100%
Corporate costs	(142,228)		(804,511)
Income from operations	$7,531,572		$7,378,775

Bromine segment
Income from operations from our bromine segment was $3,599,026 for the three-month period ended June 30, 2014, a decrease of $283,586 (or approximately 7%) as compared to the same period in 2013. This decrease resulted primarily from the decrease in the average selling price (contributed a decrease of approximately $1.25 million) as a result of the PRC government’s macro-economic tightening policy, which was partially offset by the decrease in purchase price of raw material.

Crude salt segment
Loss from operations from our crude salt segment was $116,798 for the three-month period ended June 30, 2014, a decrease of $845,436 (or approximately 116%) compared to the same period in 2013. This decrease resulted primarily from the decrease in selling price (contributed a decrease of approximately $0.73 million) in the three-month period end June 30, 2013 as compared to the same period in 2014 due to macro-economic tightening policy imposed by the PRC government and increasing salary and welfare for employees since April 2014 for this quarter as compare to the same period in 2013.

Chemical products segment
Income from operations from our chemical products segment was $4,191,572 for the three-month period ended June 30, 2014, an increase of $619,536 (or approximately 17%) compared to the same period in 2013. This increase was primarily due to the increase in demand for our oil and gas exploration additives and pesticides manufacturing additives, which was partially offset by the drop in demand for our paper manufacturing additives.

Other Income, Net Other income, net of $66,743 represented bank interest income, net of capital lease interest expense for the three -month period ended June 30, 2014, an increase of $40,897 (or approximately 158%) as compared to the same period in 2013, mainly due to higher average bank balance held during the three months period ended June 30, 2014 compared to the same period ended June 30, 2013.

Net Income Net income was $5,664,812 for the three-month period ended June 30, 2014, an increase of $308,913 (or approximately 6%) compared to the same period in 2013. The increase resulted primarily from the decrease in general and administrative expense as described above, partially offset by decrease in bromine and salt segment revenue which resulted from decrease in bromine and crude salt selling price.

Effective Tax Rate Our effective tax rate for the three-month period ended June 30, 2014 and 2013 were 25% and 28% respectively. The effective tax rate for the three-month period ended June 30, 2013 was 3% higher than the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company in which a full valuation allowance was booked and the unrealized exchange loss from the translation of inter-company balance owing in RMB.

Comparison of the Six-Month Period Ended June 30, 2014 and 2013

	Six-Month Period Ended June 30, 2014	Six-Month Period Ended June 30, 2013	% Change
Net revenue	$57,344,990	$55,356,476	4%
Cost of net revenue	$(41,301,327)	$(41,245,673)	0.1%
Gross profit	$16,043,663	$14,110,803	14%
Sales, marketing and other operating expenses	$(49,729)	$(45,418)	9%
Research and development costs	$(63,338)	$(72,182)	(12%)
Loss from disposal of property, plant and equipment	$(9,866)	$-	-
General and administrative expenses	$(3,022,119)	$(4,391,669)	(31%)
Other operating income	$234,605	$382,689	(39%)
Income from operations	$13,133,216	$9,984,223	32%
Other income, net	$120,506	$45,683	164%
Income before taxes	$13,253,722	$10,029,906	32%
Income taxes	$(3,302,572)	$(2,791,042)	18%
Net income	$9,951,150	$7,238,864	37%

Net revenue.  Net revenue for six-month period ended June 30, 2014 was $57,344,990, representing an increase of approximately $1.99million (or 4%) over the same period in 2013. Revenue from the bromine segment decrease from $29,207,643 for the six-month period ended June 30, 2013 to $27,976,528 for the same period in 2014, a decrease of approximately 4%. Revenue from the crude salt segment decrease from $6,080,762 for the six-month period ended June 30, 2013 to $5,357,340 for the same period in 2014, a decrease of approximately 12%. Revenue from the chemical segment increased from $20,068,071 for the six-month period ended June 30, 2013 to $24,011,122 for the same period in 2014, an increase of approximately 20%.

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase /Decrease
	June 30, 2014		June 30, 2013		of Net Revenue
Segment		% of total		% of total
Bromine	$27,976,528	49%	$29,207,643	53%	(4%)
Crude Salt	$5,357,340	9%	$6,080,762	11%	(12%)
Chemical Products	$24,011,122	42%	$20,068,071	36%	20%
Total sales	$57,344,990	100%	$55,356,476	100%	4%

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2014	June 30, 2013	Increase
Bromine (excluded volume sold to SYCI)	9,603	9,509	1%
Crude Salt	152,900	151,147	1%

	Six-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2014	June 30, 2013	Increase
Oil and gas exploration additives	7,226	5,984	21%
Paper manufacturing additives	2,058	2,046	1%
Pesticides manufacturing additives	1,651	1,484	11%
Overall	10,935	9,514	15%

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in the selling price of bromine. The selling price of bromine decreased from $3,072 per tonne for the six-month period ended June 30, 2013 to $2,913 per tonnes for the same period in 2014, a decrease of 5%. The major reason for the decrease in the selling price of bromine was mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. As a result, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price for the first half of 2014 remained relatively stable at around $2,900 per tonne. We expect the average selling price of bromine to remain at the current level through the end of 2014 should the PRC government’s macro-economic tightening policy remain in place.

Due to the lower level of bromine price, our customers increased their inventories. The sales volume of bromine increased from 9,509 tonnes for the six-month period ended June 30, 2013 to 9,603 tonnes for the same period in 2014, an increase of 1%. The table below shows the changes in the average selling price and changes in the sales volume of bromine for six-month period ended June 30, 2014 from the same period in 2013.

Six-Month Period Ended June 30,
Increase / (Decrease) in net revenue of bromine as a result of:	2014 vs. 2013
Decrease in average selling price	$(1,513,385)
Increase in sales volume	$282,270
Total effect on net revenue of bromine	$(1,231,115)

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in the average selling price of crude salt. The average selling price of crude salt decreased from $40.23 per tonne for the six-month period ended June 30, 2013 to $35.04 per tonne for the same period in 2014, a decrease of 12%. The decrease in the selling price was mainly due to the macro-economic tightening policy imposed by the PRC government to slow down the economy, which has affected our customers’ industries.

Six-Month Period Ended June 30,
Increase / (Decrease) in net revenue of crude salt as a result of:	2014 vs. 2013
Decrease in average selling price	$(789,386)
Increase in sales volume	$65,964
Total effect on net revenue of crude salt	$(723,422)

Chemical products segment
	Product Mix of Chemical Products Segment				Percent
	Six-Month Period Ended		Six-Month Period Ended		Change of
	June 30, 2014		June 30, 2013		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$13,719,606	57%	$11,298,200	56%	21%
Paper manufacturing additives	$2,371,261	10%	$2,283,844	12%	4%
Pesticides manufacturing additives	$7,920,256	33%	$6,486,027	32%	22%
Total sales	$24,011,122	100%	$20,068,071	100%	20%

Net revenue from our chemical products segment increased from $20,068,071 for the six-month period ended June 30, 2013 to $24,011,122 for the same period in 2014, an increase of approximately 20%. The increase was mainly attributable to the increase in demand for all our chemical products. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $13,719,606 (or 57%) and $11,298,200 (or 56%) of our chemical segment revenue for the six-month period ended June 30, 2014 and 2013, respectively, with an increase of $2,421,406, or 21%. Net revenue from our paper manufacturing additives increased from $2,283,844 for the six-month period ended June 30, 2013 to $2,371,261 for the same period in 2014, an increase of approximately 4%. Net revenue from our pesticides manufacturing additives increased from $6,486,027 for the six-month period ended June 30, 2013 to $7,920,256 for the same period in 2014, an increase of approximately 22%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for six-month period ended June 30, 2014 from the same period in 2013.

Increase in net revenue, for the six-month period ended June 30, 2014 vs. 2013, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase in average selling price	$69,857	$73,806	$668,710	$812,373
Increase in sales volume	$2,351,549	$13,611	$765,518	$3,130,678
Total effect on net revenue of chemical products	$2,421,406	$87,417	$1,434,228	$3,943,051

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2014		June 30, 2013		Net Revenue
Segment		% of total		% of total
Bromine	$21,424,507	52%	$23,035,054	56%	(7%)
Crude Salt	$4,457,682	11%	$4,374,856	11%	2%
Chemical Products	$15,419,138	37%	$13,835,763	33%	11%
Total	$41,301,327	100%	$41,245,673	100%	0.1%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $41,301,327 for six-month period ended June 30, 2014, an increase of $55,654 (or 0.1%) over the same period in 2014.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2013	47,347	42%
Six-month period ended June 30, 2014	47,347	43%
Variance of the six-month period ended June 30, 2014 and 2013	-	1%

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio increased by 1% for the six-month period ended June 30, 2014 as compared with the same period in 2013.

Bromine segment
For the six-month period ended June 30, 2014, the cost of net revenue for the bromine segment was $21,424,507, a decrease of $1,610,547 or 7% over the same period in 2013. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $8,656,305 (or 40%), depreciation and amortization of manufacturing plant and machinery of $8,686,697 (or 41%) and electricity of $1,627,204 (or 8%) for the six-month period ended June 30, 2014. For the six-month period ended June 30, 2013, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $10,929,289 (or 47%), depreciation and amortization of manufacturing plant and machinery of $8,315,921 (or 36%) and electricity of $1,499,228 (or 7%), the cost structure changed as compared with the same period in 2013 where the contribution from cost of raw materials and finished goods consumed decreased by 7% and depreciation and amortization of manufacturing plant and machinery increased by 5%. The decrease in net cost of net revenue was mainly attributable to the decrease in purchase price of raw material.

The table below represents the major production cost component of bromine per tonne sold for respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of bromine segment	June 30, 2014		June 30, 2013		% Change
		% of total		% of total
Raw materials	$901	40%	$1,149	47%	(22%)
Depreciation and amortization	$905	41%	$874	36%	3%
Electricity	$169	8%	$158	7%	7%
Others	$256	11%	$241	10%	6%
Production cost of bromine per tonne	$2,231	100%	$2,422	100%	(8%)

Our production cost of bromine per tonne sold was $2,231 for the six-month period ended June 30, 2014, an increase of 8% (or $191) as compared to the same period in 2013, which was attributable mainly to the component of raw materials consumed. The significant percentage decrease in raw materials consumed per tonne by 22% was due to the decrease in the purchase price of raw materials due to the macro-economic tightening policy imposed by the PRC government.

Crude salt segment
For the six-month period ended June 30, 2014, the cost of net revenue for our crude salt segment was $4,457,682, representing an increase of $82,826, or 2%, compared to $4,374,856 for the same period in 2013. The increase in cost was mainly due to increasing salary and welfare for employees since April 2014.The significant cost components for the six-month period ended June 30, 2014 were depreciation and amortization of $3,117,460 (or 70%), resource taxes calculated based on crude salt sold of $497,932 (or 11%) and electricity of $305,095 (or 7%). The significant cost components for the six-month period ended June 30, 2013 were depreciation and amortization of $3,075,645 (or 70%), resource taxes calculated based on crude salt sold of $484,834 (or 11%) and electricity of $314,627 (or 7%).The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of crude salt segment	June 30, 2014		June 30, 2013		% Change
		% of total		% of total
Depreciation and amortization	$20.4	70%	$20.3	70%	0.5%
Resource tax	$3.3	11%	$3.2	11%	3%
Electricity	$2.0	7%	$2.1	7%	(5%)
Others	$3.5	12%	$3.3	12%	6%
Production cost of crude salt per tonne	$29.2	100%	$28.9	100%	1%

Chemical products segment
For the six-month period ended June 30, 2014, cost of net revenue for our chemical products segment was $15,419,138, representing an increase of $1,583,375 or 11% over the same period in 2013. The significant costs were cost of raw material and finished goods consumed of $12,788,769 (or 83%) and $11,822,839 (or 85%) and depreciation and amortization of manufacturing plant and machinery of $1,423,306 (or 9%) and $1,399,318 (or 10%) for each of the six-month period ended June 30, 2014 and 2013, respectively. As some of the components of our cost of net revenue are fixed costs such as depreciation and amortization of our manufacturing plant and machinery, the rate of increase of the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit. Gross profit was $16,043,663, or 28%, of net revenue for six-month period ended June 30, 2014 compared to $14,110,803, or 25%, of net revenue for the same period in 2013. The increase in gross profit percentage was primarily attributable to an increase in the margin percentage of chemical products segment.

	Gross Profit by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2014		June 30, 2013		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$6,552,021	23%	$6,172,589	21%	2%
Crude Salt	$899,658	17%	$1,705,906	28%	(11%)
Chemical Products	$8,591,984	36%	$6,232,308	31%	5%
Total Gross Profit	$16,043,663	28%	$14,110,803	25%	3%

Bromine segment
The gross profit margin for our bromine segment for the six-month period ended June 30, 2014 was 23% compared to 21% for the same period in 2013. This 2% increase is mainly due to the decrease in purchase price of raw materials, which was partially offset by the decrease in bromine price.

Crude salt segment
For the six-month period ended June 30, 2014, the gross profit margin for our crude salt segment was 17% compared to 28% for the same period in 2013. This 11% decrease in our gross profit margin is mainly attributable to the decrease in crude salt selling price.

Chemical products segment
The gross profit margin for our chemical products segment for the six-month period ended June 30, 2013 was 36% compared to 31% for the same period in 2013, an increase of 5%. The 5% increase in our gross profit margin was mainly a result of the increase in the average selling price of all the three chemical product segments, decrease in purchase price of raw materials and decrease in factory overhead per unit produced due to higher volume of production.

Research and Development Costs. For the six-month period ended June 30, 2014 and 2013, the total research and development costs incurred were $63,338 and $72,182, respectively, a decrease of 12%. Research and development costs for the six-month period ended June 30, 2014 and 2013 represented raw materials used by SYCI for testing the manufacturing routine.

General and Administrative Expenses. General and administrative expenses were $3,022,119 for the six-month period ended June 30, 2014, a decrease of $1,369,550 (or 31%) as compared to $4,391,669 for the same period in 2013. This decrease in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees decrease from $532,300 for the six-month period ended June 30,2013 to $30,000 for the same period of 2014 ; and (ii) the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the six-month period ended June 30,2013 amounted to $431,147, as compared to the unrealized exchange gain for the same period in 2014 amounted to $238,647.

Other Operating Income Other operating income was $234,605 for the six-month period ended June 30, 2014, which represented the sales of wastewater to some of our customers. The other operating income for the six-month period ended June 30, 2013 was $382,689, which represented (i) the sales of wastewater to some of our customers in the amount of $211,597 and (ii) a sum of $171,092 for insurance compensation received in 2013 for legal fees incurred in 2012. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $13,133,216 for the six-month period ended June 30, 2014 (or 23% of net revenue), an increase of $3,148,993, or approximately 32%, over income from operations for the same period in 2013. The increase resulted primarily from (i) the increase in demand for all our chemical products; and (ii) the decrease in general and administrative expense as described above, partially offset by decrease in bromine and crude salt selling price.
	Income from Operations by Segment
	Six-Month Period Ended June 30, 2014		Six-Month Period Ended June 30, 2013
Segment:		% of total		% of total
Bromine	$4,617,298	35%	$4,210,425	38%
Crude Salt	526,509	4%	1,266,858	11%
Chemical Products	7,961,305	61%	5,668,715	51%
Income from operations before corporate costs	13,105,112	100%	11,145,998	100%
Corporate costs	28,104		(1,161,775)
Income from operations	$13,133,216		$9,984,223

Bromine segment
Income from operations from our bromine segment was $4,617,298 for the six-month period ended June 30, 2014, an increase of $406,872 (or approximately 10%) compared to the same period in 2013. This increase resulted primarily from the decrease purchase price of raw material, which was partially offset by the decrease in bromine selling price.

Crude salt segment
For the six-month period ended June 30, 2014, income from operations from our crude salt segment was $526,509, a decrease of $740,348 (or approximately 58%) compared to the same period in 2013. This decrease was mainly due to the decrease in the selling price of crude salt.

Chemical products segment
For the six-month period ended June 30, 2014, income from operations from our chemical products segment was $7,961,305, an increase of $2,292,590 (or approximately 40%) over same period in 2013. This increase was primarily due to the increase in demand for all of our chemical products segment.

Other Income, Net. Other income, net of $120,506 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 20104, an increase of $74,823 (or approximately 164%) as compared to the same period in 2013, mainly due to higher average bank balance held for the six-month period ended June 30, 2014 compared to the period ended June 30, 2013.

Net Income. Net income was $9,951,150 for the six-month period ended June 30, 2014, an increase of $2,712,286 (or approximately 37%) compared to the same period in 2013. This increase was primarily attributable to the increase in demand for all of our chemical products segment, which was partially offset by the decrease in the selling price of bromine and crude salt.

Effective Tax Rate. Our effective tax rate for the six-month period ended June 30, 2014 and 2013 was 25% and 28%, respectively. The effective tax rate for the six-month period ended June 30, 2013 was 3% higher than the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company in which a full valuation allowance was booked and the unrealized exchange loss from the translation of inter-company balance owing in RMB recorded in the six-month period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, cash and cash equivalents were $128,952,302 as compared to $107,828,800 as of December 31, 2013. The components of this increase of $21,123,502 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2014	2013
Net cash provided by operating activities	$23,103,031	$20,705,599
Net cash used in investing activities	$(632,845)	$(588,830)
Net cash used in financing activities	$(304,806)	$(302,498)
Effects of exchange rate changes on cash and cash equivalents	$(1,041,878)	$1,367,206
Net increase (decrease)in cash and cash equivalents	$21,123,502	$21,181,477

For the six-month period ended June 30, 2014, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand. The Company intends to continue to explore more brine water resources and obtaining bromine assets through acquisitions, develop new projects and continually look for attractive horizontal and vertical acquisition targets

Net Cash Provided by Operating Activities

During the six-month period ended June 30, 2014 and 2013, we had positive cash flow from operating activities of $23.1 million and $20.7 million, respectively.

During the six-month period ended June 30, 2014, cash flow from operating activities of $23.1 million exceeded our net income of $9.95 million, mainly due to (i) substantial non-cash charges of $13.9 million, mainly in the form of depreciation and amortization of property, plant and equipment; partially offset by (ii) cash generated from working capital of $0.7 million, which mainly consisted of the increase in accounts receivable and in inventories and decrease in tax payable, partially offset by the increase in accounts payable and accrued expenses.

During the six-month period ended June 30, 2013, cash flow from operating activities of $20.7 million exceeded our net income of $7.2 million, mainly due to (i) substantial non-cash charges of $14.9 million, mainly in the form of depreciation and amortization of property, plant and equipment, exchange loss on intercompany balances and stock-based compensation; partially offset by (ii) cash generated from working capital of $1.5 million, which mainly consisted of the increase in accounts receivable and decrease in retention payable, partially offset by the increase in taxes payable and decrease in inventories.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
		% of total		% of total
Aged 1-30 days	$12,605,118	28%	$11,694,338	26%
Aged 31-60 days	$12,457,001	28%	$11,199,632	25%
Aged 61-90 days	$10,155,590	22%	$10,256,456	23%
Aged 91-120 days	$8,197,507	18%	$8,687,636	19%
Aged 121-150 days	$1,888,208	4%	$3,047,293	7%
Total	$45,303,424	100%	$44,885,355	100%

The overall accounts receivable balance as of June 30, 2014 increased by $418,069 (or 1%), as compared to those as of December 31, 2013. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the average turnover days of accounts receivable from customers from 125 days for the fiscal year 2013 to 142 days for the six-month period ended June 30, 2014. Normally, a 90 to 120-day credit period is granted to customers with good repayment history. No allowance for doubtful debts is required for the six-month period ended June 30, 2014 as we are not aware of any situation indicating collection problem. About 71% of the balances of accounts receivable as of June 30, 2014 aged more than 90 days was settled in July 2014. We have policies in place to ensure that sales are made to customers with an appropriate credit history and we perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	June 30, 2014		December 31, 2013
		% of total		% of total
Raw materials	$1,102,680	19.8%	$651,810	12.3%
Finished goods	$4,478,086	80.3%	$4,656,814	87.8%
	$5,580,766	100.1%	$5,308,624	100.1%
Allowance for obsolete and slowing-moving inventory	$(6,569)	(0.1%)	$(6,629)	(0.1%)
Total	$5,574,197	100.0%	$5,301,995	100.0%

The net inventory level as of June 30, 2014 increased by $272,202 (or 5%), as compared to the net inventory level as of December 31, 2013.

Raw materials increased by 69% as of June 30, 2014 as compared to December 31, 2014. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of June 30, 2014 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, with no loss over time, a stable market price and a positive gross profit margin of 36% for the six-month period ended June 30, 2014 as compared to 31% for the same period in fiscal year 2013. Therefore, we believe that the realization of the chemical products is 100%.

Similarly, as there is no depletion of bromine and the gross profit margin in the six-month period ended June 30, 2014 as compared to the same period in fiscal year 2013 increased to 23% from 21%, we believe that the realization of it is also 100%. We anticipated that the price for the rest of 2014 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. The average selling price of crude salt per ton decreased from $38.53 in the first quarter of 2014 to $32.56 in the second quarter of 2014. In the same periods, gross profit also decreased from 33% to 3%. If the selling price continued to decrease, there would be an impact on our crude salt realization value.

Net Cash Used in Investing Activities

We used approximately $0.6 million in cash for the prepayment of land leases for the six-month period ended June 30, 2014 and 2013.

The above investing activities were financed by the opening cash balances as of December 31, 2013 and cash generated from operation during the six-month period ended June 30, 2014 and 2013.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the six-month period ended June 30, 2014 and 2013.

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

Working capital was approximately $168.8 million at June 30, 2014 as compared to approximately $146.8 million at December 31, 2013. The increase was mainly attributable to the cash provided by operating activities during the six-month period ended June 30, 2014.

We had available cash of approximately $129.0 million at June 30, 2014, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancement works to our existing bromine and crude salt business, and exploration cost of new brine water resources in Sichuan Province, any possible attractive horizontal or vertical acquisition targets in the industry, and we do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2014 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 18 – Capital Commitment and Operating Lease Commitments”.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

This information has been omitted based on the Company’s status as a smaller reporting company.

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

101
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 8, 2014	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 8, 2014	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)