Form 10-Q
period 2014-09-30
GULF RESOURCES, INC.
filed 2014-11-07
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐ No ☒

As of November 4, 2014, the registrant had outstanding 38,726,415 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2014 Unaudited		December 31, 2013 Audited
Current Assets
Cash		$131,866,548		$107,828,800
Accounts receivable		48,334,471		44,885,354
Inventories		5,273,169		5,301,995
Prepayments and deposits		254,018		4,583
Prepaid land leases		290,634		50,548
Deferred tax assets		1,642		1,657
Total Current Assets		186,020,482		158,072,937
Non-Current Assets
Property, plant and equipment, net		130,528,039		146,400,436
Property, plant and equipment under capital leases, net		1,420,725		1,701,328
Prepaid land leases, net of current portion		733,956		753,928
Deferred tax assets		2,295,277		2,316,176
Total non-current assets		134,977,997		151,171,868
Total Assets		$320,998,479		$309,244,805

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$6,342,340		$5,645,831
Retention payable		321,220		209,126
Capital lease obligation, current portion		155,111		202,392
Taxes payable		4,269,126		5,248,486
Total Current Liabilities		11,087,797		11,305,835
Non-Current Liabilities
Capital lease obligation, net of current portion		2,811,103		2,943,878
Total Liabilities		$13,898,900		$14,249,713

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 38,911,014 and 38,765,201 shares issued; and 38,726,415 and 38,580,602 shares outstanding as of September 30, 2014 and December 31, 2013, respectively		19,456		19,383
Treasury stock; 184,599 shares as of September 30, 2014 and December 31, 2013 at cost		(500,000)		(500,000)
Additional paid-in capital		80,063,908		80,033,981
Retained earnings unappropriated		180,817,501		166,421,427
Retained earnings appropriated		17,859,051		17,265,572
Cumulative translation adjustment		28,839,663		31,754,729
Total Stockholders’ Equity		307,099,579		294,995,092
Total Liabilities and Stockholders’ Equity		$320,998,479		$309,244,805

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013

NET REVENUE
Net revenue	$31,106,964	$32,935,277	$88,451,954	$88,291,753

OPERATING INCOME (EXPENSES)
Cost of net revenue	(21,901,056)	(22,006,256)	(63,202,383)	(63,251,929)
Sales, marketing and other operating expenses	(29,064)	(25,378)	(78,793)	(70,796)
Research and development cost	(30,985)	(33,198)	(94,323)	(105,380)
Write-off/Impairment on property, plant and equipment	(673,705)	(214)	(673,705)	(214)
Loss from disposal of property , plant and equipment	-	-	(9,866)	-
General and administrative expenses	(1,894,507)	(1,962,496)	(4,916,626)	(6,354,165)
Gain on relocation of factory	-	1,877,779	-	1,877,779
Other operating income	116,942	107,006	351,547	489,695
	(24,412,375)	(22,042,757)	(68,624,149)	(67,415,010)

INCOME FROM OPERATIONS	6,694,589	10,892,520	19,827,805	20,876,743

OTHER INCOME (EXPENSE)
Interest expense	(48,950)	(50,643)	(154,090)	(157,232)
Interest income	125,625	86,296	351,271	238,568
INCOME BEFORE TAXES	6,771,264	10,928,173	20,024,986	20,958,079

INCOME TAXES	(1,732,861)	(2,818,444)	(5,035,433)	(5,609,486)
NET INCOME	$5,038,403	$8,109,729	$14,989,553	$15,348,593

COMPREHENSIVE INCOME:
NET INCOME	$5,038,403	$8,109,729	$14,989,553	$15,348,593
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	24,054	1,524,122	(2,915,066)	6,590,396
COMPREHENSIVE INCOME	$5,062,457	$9,633,851	$12,074,487	$21,938,989

EARNINGS PER SHARE:
BASIC	$0.13	$0.21	$0.39	$0.40
DILUTED	$0.13	$0.21	$0.38	$0.40

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	38,726,415	38,368,267	38,684,220	38,368,267
DILUTED	39,297,334	38,963,154	39,305,975	38,685,610

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014
(Expressed in U.S. dollars)

	Common stock
	Number	Number	Number			Additional	Statutory		Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	common	Retained	translation
	issued	outstanding	stock	Amount	stock	capital	reserve	earnings	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT DECEMBER 31, 2013 Audited	38,765,201	38,580,602	184,599	19,383	(500,000)	80,033,981	17,265,572	166,421,427	31,754,729	294,995,092
Translation adjustment	-	-	-	-		-	-	-	(2,915,066)	(2,915,066)
Cashless exercise of stock options	145,813	145,813	-	73	-	(73)	-	-	-	-
Issuance of stock options to employees	-	-	-	-	-	30,000	-	-	-	30,000
Net income for nine-month period ended September 30, 2014	-	-	-	-	-	-	-	14,989,553	-	14,989,553
Transfer to statutory common reserve fund	-	-	-	-	-	-	593,479	(593,479)	-	-
BALANCE AT SEPTEMBER 30, 2014 Unaudited	38,911,014	38,726,415	184,599	19,456	(500,000)	80,063,908	17,859,051	180,817,501	28,839,663	307,099,579

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,989,553	$15,348,593
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	153,630	156,644
Amortization of prepaid land leases	435,642	419,180
Depreciation and amortization	20,602,061	20,568,172
Write-off/Impairment loss on property, plant and equipment	673,705	214
Loss from disposal of property, plant and equipment	9,866	-
Currency translation adjustment on inter-company balances	(237,028)	556,325
Gain on relocation of factory	-	(1,877,779)
Demolition expenditure net off against gain on relocation of factory	-	(733,379)
Stock-based compensation expense	30,000	536,400
Changes in assets and liabilities:
Accounts receivable	(3,830,608)	(4,801,147)
Inventories	(22,314)	309,538
Prepayments and deposits	(249,255)	(9,375)
Accounts payable and accrued expenses	747,789	(310,091)
Retention payable	113,936	(1,287,006)
Taxes payable	(940,835)	2,512,686
Net cash provided by operating activities	32,476,141	31,388,975

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(664,106)	(638,076)
Proceeds from sales of property, plant and equipment	21,514	143
Purchase of property, plant and equipment	(6,459,250)	(6,072)
Construction in progress	-	(307,635)
Net cash used in investing activities	(7,101,842)	(951,640)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(304,806)	(302,497)
Net cash used in financing activities	(304,806)	(302,497)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,031,745)	1,828,730
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,037,748	31,963,568
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	107,828,800	65,241,035
CASH AND CASH EQUIVALENTS - END OF PERIOD	$131,866,548	$97,204,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,865,449	$3,348,327
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon cashless exercise of options	$73	$-

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation and Consolidation

The accompanying condensed financial statements have been prepared by Gulf Resources, Inc., a Delaware corporation and its subsidiaries (collectively, the “Company”), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“US GAAP”).

In the opinion of management, the unaudited financial information for the three and nine months ended September 30, 2014 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2013 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(c)           Allowance for Doubtful Accounts

As of September 30, 2014 and December 31, 2013, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month and nine-month periods ended September 30, 2014 and 2013.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $131,866,548 and $107,828,800 with these institutions as of September 30, 2014 and December 31, 2013, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  Approximately 71% and 74% of the balances of accounts receivable as of September 30, 2014 and December 31, 2013, respectively, were outstanding for less than or equal to 90 days. For the balances of accounts receivable aged more than 90 days as of September 30, 2014, approximately 70% was settled in October 2014.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due. The Company’s contributions totaled $193,764 and $125,504 for the three-month period ended September 30, 2014 and 2013, respectively, and totaled $512,794 and $369,417 for the nine-month period ended September 30, 2014 and 2013, respectively.

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
SEPTEMBER 30, 2014
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

For the three-month and nine-month periods ended September 30, 2014, certain property, plant and machinery, with net book values of $673,705 were replaced during the third phase enhancement project to protective shells for transmission channels, write-offs of the same amounts, were made and included in write-off/impairment on property, plant and equipment.

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

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 2,229,731 and 3,601,075 shares for the three-month period ended September 30, 2014 and 2013, respectively, and amounted to 1,931,556 and 4,660,000 shares for the nine-month period ended September 30, 2014 and 2013, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Basic and Diluted Net Income per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
Numerator
Net income	$5,038,403	$8,109,729	$14,989,553	$15,348,593

Denominator
Basic: Weighted-average common shares outstanding during the period	38,726,415	38,368,267	38,684,220	38,368,267
Add: Dilutive effect of stock options	570,919	594,887	621,755	317,343
Diluted	39,297,334	38,963,154	39,305,975	38,685,610

Net income per share
Basic	$0.13	$0.21	$0.39	$0.40
Diluted	$0.13	$0.21	$0.38	$0.40

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

(l)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month and nine-month periods ended September 30, 2014 or issued during 2014 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	September 30, 2014	December 31, 2013

Raw materials	$1,214,560	$651,810
Finished goods	4,065,178	4,656,814
Allowance for obsolete and slow-moving inventory	(6,569)	(6,629)
	$5,273,169	$5,301,995

NOTE 3 – PREPAID LAND LEASES

The Company prepaid its land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month period ended September 30, 2014 and 2013, amortization of prepaid land lease totaled $234,231 and $229,262, respectively, which were recorded as cost of net revenue. During the nine-month period ended September 30, 2014 and 2013, amortization of prepaid land lease totaled $435,642 and $419,180, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships. Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land. The parcels of land that the Company could not obtain land use rights certificates cover a total of approximately 59.39 square kilometers with an aggregate carrying value of $982,789 and approximately 59.39 square kilometers with an aggregate carrying value of $761,496 as at September 30, 2014 and December 31, 2013, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2013	December 31, 2013
At cost:
Mineral rights	$6,471,234	$6,530,158
Buildings	52,862,086	53,343,419
Plant and machinery	176,519,145	172,842,611
Motor vehicles	9,338	9,423
Furniture, fixtures and office equipment	4,858,389	4,902,627
Total	240,720,192	237,628,238
Less: Accumulated depreciation and amortization	(110,192,153)	(91,227,802)
Net book value	$130,528,039	$146,400,436

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The aggregate carrying values of these properties situated on parcels of the land are $37,564,473 and $39,565,302 as at September 30, 2014 and December 31, 2013, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended September 30, 2014, depreciation and amortization expense totaled $6,704,711, of which $6,189,046 and $515,665 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended September 30, 2013, depreciation and amortization expense totaled $6,794,439, of which $6,354,146 and $440,293 were recorded as cost of net revenue and administrative expenses, respectively. During the nine-month period ended September 30, 2014, depreciation and amortization expense totaled $20,336,460, of which $19,180,021 and $1,156,439 were recorded as cost of sales and administrative expenses respectively. During the nine-month period ended September 30, 2013, depreciation and amortization expense totaled $20,305,673, of which $19,069,116 and $1,236,557 were recorded as cost of sales and administrative expenses respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	September 30, 2014	December 31, 2013
At cost:
Buildings	$133,757	$134,975
Plant and machinery	2,514,240	2,537,133
Total	2,647,997	2,672,108
Less: Accumulated depreciation and amortization	(1,227,272)	(970,780)
Net book value	$1,420,725	$1,701,328

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended September 30, 2014 and 2013, depreciation and amortization expense totaled $88,352 and $88,194, respectively, which was recorded as cost of net revenue. During the nine-month period ended September 30, 2014 and 2013, depreciation and amortization expense totaled $265,601 and $262,500, respectively, which was recorded as cost of net revenue.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Accounts payable	$4,160,169	$3,998,660
Salary payable	232,511	212,138
Social security insurance contribution payable	89,203	57,674
Price adjustment funds	1,495,978	861,071
Other payables	364,479	516,288
Total	$6,342,340	$5,645,831

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three-month and nine-month periods ended September 30, 2014, the Company borrowed $80,000 and $279,974, respectively, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

On September 25, 2012, the Company purchased five stories of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. The cost of the five stories of the commercial building was valued by an independent appraiser on September 17, 2012 to its fair value and recorded as property, plant and equipment. The Company commenced using the property as the new headquarters for the office in early January, 2013. During the fiscal year 2013, the Company entered into an agreement with the Seller to provide property management services for an annual amount of approximately $100,704 for five years from January 1, 2013 to December 31, 2017. The expense associated with this agreement for the three- month period ended September 30, 2014 and 2013 were $25,332 and $25,287. The expense associated with this agreement for the nine- month period ended September 30, 2014 and 2013 were $76,152 and $76,263.

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30, 2014	December 31, 2013
Income tax payable	$1,806,286	$2,653,168
Mineral resource compensation fee payable	336,378	300,856
Value added tax payable	972,873	1,079,143
Land use right tax payable	944,373	952,972
Other tax payables	209,216	262,347
Total	$4,269,126	$5,248,486

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	September 30,	December 31,
	Interest rate	2013	2013
Total capital lease obligations	6.7%	$2,966,214	$3,146,270
Less: Current portion		(155,111)	(202,392)
Capital lease obligations, net of current portion		$2,811,103	$2,943,878

Interest expenses from capital lease obligations amounted to $48,863 and $50,438 for the three-month period ended September 30, 2014 and 2013, respectively, which were charged to the income statements. Interest expenses from capital lease obligations amounted to $153,630 and $156,644 for the nine-month period ended September 30, 2014 and 2013, respectively, which were charged to the income statements.

NOTE 10 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s comment stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock and accordingly 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of September 30, 2014 and December 31, 2013.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2014 for SCHC and SYCI is 38% and 50% of its registered capital respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan, the total aggregate number of shares of the Company’s common stock reserved for issuance is 4,341,989 shares. As of September 30, 2014, the number of shares of the Company’s common stock available for issuance is 1,528,489.

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

During the nine months ended September 30, 2014, 145,813 shares of common stock were issued upon cashless exercise of 223,000 options.

The following table summarizes all Company stock option transactions between January 1, 2014 and September 30, 2014.

The following table summarizes all Company stock option transactions between January 1, 2014 and September 30, 2014.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2014	2,470,971	$3.36	$0.95 - $12.60
Granted and vested during the period ended September 30, 2014	37,500	$2.18	$1.83-2.55
Exercised during the period ended September 30, 2014	(223,000)	$0.95	$0.95
Expired during the period ended September 30, 2014	(50,000)	$9.10	$3.22-12.00
Balance, September 30, 2014	2,235,471	$3.44	$0.95 - $12.60

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION – Continued

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at September 30, 2014	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	2,235,471	$0.95 - $12.60	1.44

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2014 was $1,615,362.

The total intrinsic value of options exercised was $67,274 and $1,880 for the nine months ended September 30, 2014 and 2013.

During the three-month period ended September 30, 2014, 3,330 shares of common stock were issued upon cashless exercise of 10,000 options.

There were no options exercised in the three months ended September 30, 2014.

NOTE 12 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at a tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2014 and 2013, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2014 and 2013.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and nine-month periods ended September 30, 2014 and 2013.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2014 and 2013 are 16.5%.

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

As of September 30, 2014 and December 31, 2013, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $237,463,108 and $225,003,631, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2014 and December 31, 2013, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of September 30, 2014 and December 31, 2013, the unrecognized WHT are $10,766,110 and $10,133,056, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12 – INCOME TAXES – Continued

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2011 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns since incorporation in year 2007 are currently subject to examination. The tax authorities of the PRC may examine the Company’s PRC tax returns for three years from the date of filing. The Company’s PRC tax returns since 2011 are currently subject to examination.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
Current taxes – PRC	$1,732,861	$2,818,444	$5,035,433	$5,609,486
Deferred taxes – PRC	-	-	-	-
	$1,732,861	$2,818,444	$5,035,433	$5,609,486

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2014	2013	2014	2013
Statutory income tax rate	25%	25%	25%	25%
Non-taxable item	0%	0%	0%	1%
Change in valuation allowance - US federal net operating loss	1%	1%	0%	1%
Effective tax rate	26%	26%	25%	27%

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2014 and December 30, 2013 are as follows:

	September 30, 2014	December 31, 2013
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,642	$1,657
Impairment on property, plant and equipment	474,828	479,151
Exploration costs	1,820,449	1,837,025
Compensation costs of unexercised stock options	1,944,923	2,053,310
US federal net operating loss	9,657,767	9,272,734
Total deferred tax assets	13,899,609	13,643,877
Valuation allowance	(11,602,690)	(11,326,044)
Net deferred tax asset	$2,296,919	$2,317,833

Current deferred tax asset	$1,642	$1,657
Long-term deferred tax asset	$2,295,277	$2,316,176

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 12 – INCOME TAXES – Continued

The increase in valuation allowance for each of the three-month period ended September 30, 2014 and 2013 is $57,219 and $78,594, respectively, and nine-month period ended September 30, 2014 and 2013 is $276,646 and $326,287, respectively.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2014 and December 31, 2013.

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

Three-Month Period Ended September 30, 2014	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$15,973,528	$2,655,028	$12,478,408	$31,106,964	$-	$31,106,964
Net revenue (intersegment)	832,946	-	-	832,946	-	832,946
Income (loss) from operations before taxes	3,131,684	(431,901)	4,161,811	6,861,594	(167,005)	6,694,589
Income taxes	793,882	(109,510)	1,048,489	1,732,861	-	1,732,861
Income (loss) from operations after taxes	2,337,802	(322,391)	3,113,322	5,128,733	(167,005)	4,961,728
Total assets	190,832,648	54,799,590	75,322,416	320,954,654	43,825	320,998,479
Depreciation and amortization	4,266,547	1,638,806	887,710	6,793,063	-	6,793,063
Capital expenditures	5,342,659	1,116,591	-	6,459,250	-	6,459,250

Three-Month Period Ended September 30, 2013	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$17,093,087	$3,902,979	$11,939,211	$32,935,277	$-	$32,935,277
Net revenue (intersegment)	781,866	-	-	781,866	-	781,866
Income (loss) from operations before taxes	5,876,150	1,635,755	3,740,278	11,252,183	(359,663)	10,892,520
Income taxes	1,452,755	425,640	940,049	2,818,444	-	2,818,444
Income (loss) from operations after taxes	4,423,395	1,210,115	2,800,229	8,433,739	(359,663)	8,074,076
Total assets	180,313,532	58,306,651	63,073,106	301,693,289	32,604	301,725,893
Depreciation and amortization	4,123,370	1,873,318	885,945	6,882,633	-	6,882,633
Capital expenditures	238,689	69,933	6,091	314,713	-	314,713

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2014	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$43,950,056	$8,012,368	$36,489,530	$88,451,954	$-	$88,451,954
Net revenue (intersegment)	2,453,779	-	-	2,453,779	-	2,453,779
Income (loss) from operations before taxes	7,748,981	94,609	12,123,116	19,966,706	(138,901)	19,827,805
Income taxes	1,964,367	17,483	3,053,583	5,035,433	-	5,035,433
Income (loss) from operations after taxes	5,784,614	77,126	9,069,533	14,931,273	(138,901)	14,792,372
Total assets	190,832,648	54,799,590	75,322,416	320,954,654	43,825	320,998,479
Depreciation and amortization	13,194,940	4,738,524	2,668,597	20,602,061	-	20,602,061
Capital expenditures	5,342,659	1,116,591	-	6,459,250	-	6,459,250

Nine-Month Period Ended September 30, 2013	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$46,300,730	$9,983,741	$32,007,282	$88,291,753	$-	$88,291,753
Net revenue (intersegment)	2,174,342	-	-	2,174,342	-	2,174,342
Income (loss) from operations before taxes	10,086,575	2,902,613	9,408,993	22,398,181	(1,521,438)	20,876,743
Income taxes	2,574,710	668,660	2,366,116	5,609,486	-	5,609,486
Income (loss) from operations after taxes	7,511,866	2,233,952	7,042,877	16,788,695	(1,521,438)	15,267,257
Total assets	180,313,532	58,306,651	63,073,106	301,693,289	32,604	301,725,893
Depreciation and amortization	12,811,261	5,120,004	2,636,907	20,568,172	-	20,568,172
Capital expenditures	238,689	69,933	6,091	314,713	-	314,713

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2014	2013	2014	2013
Total segment operating income	$6,861,594	$11,252,183	$19,966,706	$22,398,181
Corporate costs	(167,005)	(359,663)	(138,901)	(1,521,438)
Income from operations	6,694,589	10,892,520	19,827,805	20,876,743
Other income, net of expense	76,675	35,653	197,181	81,336
Income before taxes	$6,771,264	$10,928,173	$20,024,986	$20,958,079

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,212	$673	$1,916	$4,801	15.4%
TOTAL		$2,212	$673	$1,916	$4,801	15.4%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$6,300	$1,936	$5,237	$13,473	15.2%
TOTAL		$6,300	$1,936	$5,237	$13,473	15.2%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,078	$934	$1,223	$4,235	12.9%
TOTAL		$2,078	$934	$1,223	$4,235	12.9%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$5,425	$2,428	$3,278	$11,131	12.6%
TOTAL		$5,425	$2,428	$3,278	$11,131	12.6%

NOTE 14 – MAJOR SUPPLIERS

During the three-month and nine-month periods ended September 30, 2014, the Company purchased 89.0% and 89.6% of its raw materials from its top five suppliers, respectively.  As of September 30, 2014, amounts due to those suppliers included in accounts payable were $3,710,837. During the three-month and nine-month periods ended September 30, 2013, the Company purchased 89.9% and 85.5% of its raw materials from its top five suppliers, respectively.  As of September 30, 2013, amounts due to those suppliers included in accounts payable were $4,381,537.This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the three-month and nine-month periods ended September 30, 2014, the Company sold 42.4% of its products to its top five customers, respectively. As of September 30, 2014, amounts due from these customers were $24,632,838. During the three-month and nine-month periods ended September 30, 2013, the Company sold 40.2% and 40.2% of its products to its top five customers, respectively. As of September 30, 2013, amounts due from these customers were $19,028,426.This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2014 and December 31, 2013.

NOTE 17 – RESEARCH AND DEVELOPMENT EXPENSES

The total research and development expenses recognized in the income statements during the three-month and nine-month periods ended September 30, 2014 were $30,985 and $94,322, respectively, of which the consumption of bromine produced by the Company amounted to $8,547 and $26,054, respectively. The total research and development expenses recognized in the income statements during the three-month and nine-month periods ended September 30, 2013 were $33,198 and $105,380, respectively, of which the consumption of bromine produced by the Company amounted to $8,803 and $27,385, respectively.

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of September 30, 2014, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The following table sets forth the Company’s contractual obligations as of September 30, 2014:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees	Exploration Project Expenditure
Payable within:
the next 12 months	$305,088	$980,497	$101,403	$568,890
the next 13 to 24 months	305,088	999,498	101,403	-
the next 25 to 36 months	305,088	1,022,358	101,403	-
the next 37 to 48 months	305,088	1,043,220	25,351	-
the next 49 to 60 months	305,088	1,068,182	-	-
thereafter	3,355,963	20,776,768	-	-
Total	$4,881,403	$25,890,523	$329,560	$568,890
Less: Amount representing interest	(1,915,187)
Present value of net minimum lease payments	$2,966,216

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $244,097 and $239,111, which were charged to the income statements for the three-month ended September 30, 2014 and 2013, respectively. Rental expenses related to operating leases of the Company amounted to $733,138 and $710,643, which were charged to the income statements for the nine-month ended September 30, 2014 and 2013, respectively.

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

Overview

Gulf Resources, Inc. conducts operations through its two wholly-owned China subsidiaries, SCHC and SYCI. Our business is also reported in these segments, Bromine, Crude Salt, and Chemical Products.

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

On December 12, 2006, our company, then known as Diversifax, Inc., a public “shell” company, acquired Upper Class Group Limited and SCHC. Under the terms of the agreement, the stockholders of Upper Class Group Limited received 13,250,000 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of voting common stock of Gulf Resources, Inc. in exchange for all outstanding shares of Upper Class Group Limited. Members of the Yang family received approximately 62% of our common stock as a result of the acquisition.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited. Share and per share amounts stated have been retroactively adjusted to reflect the share exchange. On February 20, 2007, we changed our corporate name to Gulf Resources, Inc.

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

On October 12, 2009 we completed a 1-for-4 reverse stock split of our common stock, such that for each four shares outstanding prior to the stock split there was one share outstanding after the reverse stock split. All shares of common stock referenced in this report have been adjusted to reflect the stock split figures. On October 27, 2009 our shares began trading on the NASDAQ Global Select Market under the ticker symbol “GFRE” and on June 30, 2011 we changed our ticker symbol to “GURE” to better reflect of our corporate name.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC and SYCI, our historical financial statements and the information presented below reflects the accounts of SCHC and SYCI. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2014 and 2013.

Comparison of the Three-Month Period Ended September 30, 2014 and 2013

	Three-Month Period Ended September 30, 2014	Three-Month Period Ended September 30, 2013	% Change
Net revenue	$31,106,964	$32,935,277	(5.6%)
Cost of net revenue	$(21,901,056)	$(22,006,256)	(0.5%)
Gross profit	$9,205,908	$10,929,021	(16%)
Sales, marketing and other operating expenses	$(29,064)	$(25,378)	15%
Research and development costs	$(30,985)	$(33,198)	(7%)
Write-off/Impairment on property, plant and equipment	$(673,705)	$(214)	31471	5%
General and administrative expenses	$(1,894,507)	$(1,962,496)	(3%)
Gain on relocation of factory	$-	$1,877,779	(100%)
Other operating income	$116,942	$107,006	9%
Income from operations	$6,694,589	$10,892,520	(39%)
Other income, net	$76,675	$35,653	115%
Income before taxes	$6,771,264	$10,928,173	(38%)
Income taxes	$(1,732,861)	$(2,818,444)	(39%)
Net income	$5,038,403	$8,109,729	(38%)

Net revenue.  Net revenue was $31,106,964 for three-month period ended September 30, 2014, a decrease of approximately 1.8 million (or 5.6%) as compared to the same period in 2013. This decrease was attributable to the decrease in our bromine and crude salt segments. Revenue from the bromine products segment decreased from $17,093,087 for the three-month period ended September 30, 2013 to $15,973,528 for the same period in 2014, a decrease of approximately 6.5%. Revenue from the crude salt segment decreased from $3,902,979 for the three-month period ended September 30, 2013 to $2,655,028 for the same period in 2014, a decrease of approximately 32%.

Revenue from the chemical products segment products increased from $11,939,211 for the three-month period ended September 30, 2013 to $12,478,408 for the same period in 2014, an increase of approximately 4.5%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent change Increase/Decrease
	September 30, 2014		September 30, 2013		of Net Revenue
Segment		% of total		% of total
Bromine	$15,973,528	51%	$17,093,087	52%	(6.5%)
Crude Salt	$2,655,028	9%	$3,902,979	12%	(32.0%)
Chemical Products	$12,478,408	40%	$11,939,211	36%	4.5%
Total sales	$31,106,964	100%	$32,935,277	100%	(5.6%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2014	September 30, 2013	Increase /Decrease
Bromine (excluded volume sold to SYCI)	5,596	5,797	(3%)
Crude Salt	95,234	90,092	6%

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2014	September 30, 2013	Increase
Oil and gas exploration additives	3,836	3,529	8.7%
Paper manufacturing additives	1,115	1,079	3.3%
Pesticides manufacturing additives	852	813	4.8%
Overall	5,803	5,421	7.0%

Bromine segment

The table below shows the changes in the average selling price and changes in the sales volume of bromine for three-month period ended September 30, 2014 from the same period in 2013.

Three-Month Period Ended September 30,
Decrease in net revenue of bromine as a result of:	2014 vs. 2013
Decrease in average selling price	$(535,721)
Decrease in sales volume	$(583,838)
Total effect on net revenue of bromine	$(1,119,559)

The decrease in net revenue from our bromine segment was mainly due to the decrease in both the sales volume and selling price. The sales volume of bromine decreased from 5,797 tonnes for the three-month period ended September 30, 2013 to 5,596 tonnes for the same period in 2014, a decrease of 3%. The selling price of bromine decreased from $2,949 per tonne for the three-month period ended September 30, 2013 to $2,855 per tonne for the same period in 2014, a decrease of 3%. The major reason for the decrease in the sales volume and selling price of bromine was mainly attributable to the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. As a result, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price for this quarter decreased $130 per tonne, as compared with the first quarter of 2014, which was $2,985 per tonne. We expect the average selling price of bromine to remain at the current level through the end of 2014 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended September 30, 2014 from the same period in 2013.

Three-Month Period Ended September 30,
Increase/Decrease in net revenue of crude salt as a result of:	2014 vs. 2013
Decrease in average selling price	$(1,431,027)
Increase in sales volume	$183,076
Total effect on net revenue of crude salt	$(1,247,951)

The decrease in net revenue from our crude salt segment was mainly due to the decrease in the selling price of crude salt. The selling price of crude salt decreased by 36% from $43.32 per tonne for the three-month period ended September 30, 2013 to $27.88 per tonne for the same period in 2014. The decrease in the selling price was mainly due to the macro-economic tightening policy imposed by the PRC government to slow down the economy, which has affected our customers’ industries.

We noted a downward trend in the average selling price of crude salt since the third quarter of 2013. The average selling price decreased 28% from the first quarter of 2014 to the third quarter of 2014. We expect the average selling price of crude salt to remain at current levels through the end of 2014.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	September 30, 2014		September 30, 2013		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$7,129,171	57%	$6,828,309	57%	4%
Paper manufacturing additives	$1,272,376	10%	$1,263,919	11%	1%
Pesticides manufacturing additives	$4,076,861	33%	$3,846,983	32%	6%
Total sales	$12,478,408	100%	$11,939,211	100%	5%

Net revenue from our chemical products segment increased from $11,939,211 for the three-month period ended September 30, 2013 to $12,478,408 for the same period in 2014, an increase of approximately 5%. The increase was mainly attributable to the increase in  demand for all of our chemical products. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $7,129,171 (or 57%) and $6,828,309 (or 57%) of our chemical segment revenue for the three-month period ended September 30, 2014 and 2013, respectively, with an increase of $300,862, or 4%. Net revenue from our paper manufacturing additives increased from $1,263,919 for the three-month period ended September 30, 2013 to $1,272,376 for the same period in 2014, an increase of approximately 1%. Net revenue from our pesticides manufacturing additives increased from $3,846,983 for the three-month period ended September 30, 2013 to $4,076,861 for the same period in 2014, an increase of approximately 6%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for three-month period ended September 30, 2014 from the same period in 2013.

Increase/Decrease in net revenue, for the three-month period ended September 30, 2014 vs. 2013, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase/Decrease in average selling price	$(281,426)	$(33,169)	$44,300	$(270,295)
Increase in sales volume	$582,288	$41,625	$185,579	$809,492
Total effect on net revenue of chemical products	$300,862	$8,456	$229,879	$539,197

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2014		September 30, 2013		Net Revenue
Segment		% of total		% of total
Bromine	$11,181,746	51%	$11,710,778	53%	(4.5%)
Crude Salt	$2,714,874	12%	$2,380,562	11%	14.0%
Chemical Products	$8,004,436	37%	$7,914,916	36%	1.1%
Total	$21,901,056	100%	$22,006,256	100%	(0.5%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $21,901,056 for the three-month period ended September 30, 2014, a decrease of $105,200 (or 0.5%) as compared to the same period in 2013. The decrease in overall cost of net revenue was mainly attributable to the decrease in purchase price of raw materials of bromine product segment.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2013	47,347	55%
Three-month period ended September 30, 2014	47,347	54%
Variance of the three-month period ended September 30, 2014 and 2013	-	(1%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 1% for the three-month period ended September 30, 2014 as compared with the same period in 2013.

Bromine segment
For the three-month period ended September 30, 2014, the cost of net revenue for the bromine segment was $11,181,746, a decrease of $529,032 or 4.5% over the same period in 2013. The most significant components of the costs of net revenue for the bromine segment were the cost of raw materials and finished goods consumed of $4,967,567 (or 44%), depreciation and amortization of manufacturing plant and machinery of $3,987,538 (or 36%) and electricity of $901,481 (or 7%) for the three-month period ended September 30, 2014. For the three-month period ended September 30, 2013, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $5,696,274 (or 49%), depreciation and amortization of manufacturing plant and machinery of $3,920,453 (or 33%) and electricity of $871,597 (or 7%). The cost structure changed as compared with the same period in 2013 where the contribution from the cost of raw materials and finished goods consumed decreased by 5% and depreciation and amortization of manufacturing plant and machinery increased by 3%. The decrease in net cost of net revenue was attributable mainly to the decrease in purchase price of raw material.

The table below represents the major production cost component of bromine per tonne for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	September 30, 2014		September 30, 2013		% Change
		% of total		% of total
Raw materials	$888	44%	$983	49%	(10%)
Depreciation and amortization	$712	36%	$676	34%	5%
Electricity	$161	8%	$150	7%	7%
Others	$237	12%	$211	10%	12%
Production cost of bromine per tonne	$1,998	100%	$2,020	100%	(1%)

Our production cost of bromine per tonne was $1,998 for the three-month period ended September 30, 2014, a decrease of 1% (or $22) as compared to the same period in 2013, which was attributable mainly to the component of the cost of raw materials consumed. The cost of raw materials consumed per tonne decreased by 10% as compared to the last comparison period, which was mainly attributable to the decrease in the purchase price of raw materials resulting from the macro-economic tightening policy imposed by the PRC government, which was offset by the increase in depreciation and amortization per tonne by 5% due to the relocation and the construction of the new factory No.3, which was completed in December 2013 and the depreciation of construction projects commenced in January 2014.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended September 30, 2014 was $2,714,874, representing an increase of $334,312, or 14%, compared to $2,380,562 for the same period in 2013. The increase in cost was mainly due to the relocation and the construction of the new factory No.3, which was completed in December 2013 and the depreciation of construction projects commenced in January 2014.The significant cost components for the three-month period ended September 30, 2014 were depreciation and amortization of $1,836,322 (or 68%), resource taxes calculated based on crude salt sold of $309,359 (or 11%) and electricity of $219,306 (or 8%). The significant cost components for the three-month period ended September 30, 2013 were depreciation and amortization of $1,580,599 (or 67%), resource taxes calculated based on crude salt sold of $292,131 (or 12%) and electricity of $222,527 (or 9%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	September 30, 2014		September 30, 2013		% Change
		% of total		% of total
Depreciation and amortization	$19.3	67%	$17.5	67%	10%
Resource tax	$3.2	12%	$3.2	12%	-
Electricity	$2.3	9%	$2.5	9%	(7%)
Others	$3.7	12%	$3.2	12%	16%
Production cost of crude salt per tonne	$28.5	100%	$26.4	100%	8%

Our production cost of crude salt per tonne was $28.5 for the three-month period ended September 30, 2014, an increase of 8% (or $2.1) as compared to the same period in 2013, which was attributable mainly to the components of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 10% was due to the relocation and the construction of the new factory No.3, which was completed in December 2013 and the depreciation of construction projects commenced in January 2014.

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2014, was $8,004,436, representing an increase of $89,520 or 1.1% over the same period in 2013. The significant costs were the cost of raw material and finished goods consumed of $6,712,327 (or 84%) and $6,870,302 (or 87%) and depreciation and amortization of manufacturing plant and machinery of $709,469 (or 9%) and $708,022 (or 9%) for each of the three-month period ended September 30, 2014 and 2013, respectively.

Gross Profit. Gross profit was $9,205,908, or 30%, of net revenue for three-month period ended September 30, 2014 compared to $10,929,021, or 33%, of net revenue for the same period in 2013. The decrease in gross profit percentage was primarily attributable to a decrease in the margin percentage of bromine and crude salt segments.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2014		September 30, 2013		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$4,791,782	30%	$5,382,309	32%	(2%)
Crude Salt	$(59,846)	(2%)	$1,522,417	39%	(41%)
Chemical Products	$4,473,972	36%	$4,024,295	34%	2%
Total Gross Profit	$9,205,908	30%	$10,929,021	33%	(3%)

Bromine segment
For the three-month period ended September 30, 2014, the gross profit margin for our bromine segment was 30% compared to 32% for the same period in 2013. This 2% decrease in our gross profit margin is mainly  due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price in the three-month ended September 30, 2014 was affected. We cut the average selling price of bromine from $2,949 per tonne for the three-month period ended September 30, 2013 to $2,855 per tonne for the same period in 2014, a decrease of 3%, in order to compete with other bromine manufacturers. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2014 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the three-month period ended September 30, 2014 the gross profit margin for our crude salt segment was -2% compared to 39% for the same period in 2013. This 41% decrease in our gross profit margin is mainly attributable to the selling price decreased from $43.32 per tonne for the three-month period ended September 30, 2013 to $27.88 per tonne for the same period in 2014, a decrease of 36%, due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended September 30, 2014 was 36% compared to 34% for the same period in 2013, an increase of 2%. This 2% increase in our gross profit margin was mainly a result of the increase in average selling price of pesticides manufacturing additives, decrease in the purchase price of raw materials and decrease in factory overhead per unit produced due to higher volume of production.

Research and Development Costs. The total research and development costs incurred for the three-month period ended September 30, 2014 and 2013 were $30,985 and $33,198, respectively, a decrease of 7%. Research and development costs for the three-month period ended September 30, 2014 and 2013 represented raw materials used by SYCI for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment for the three-month period ended September 30, 2014 and 2013 were $673,705 and $214, respectively, an increase of 314715%. Write-off on property, plant and equipment of $673,705 for the three-month period ended September 30, 2014 represented the write-off of certain protective shells to transmission pipelines and ducts replaced during the third phase enhancement project that started in August 2014.

General and Administrative Expenses. General and administrative expenses were $1,894,507 for the three-month period ended September 30, 2014, a decrease of $67,989 (or 3%) as compared to $1,962,496 for the same period in 2013. This decrease in general and administrative expenses was primarily due to the legal costs and expenses incurred in connection with the class action lawsuit as described in our 2013 Form 10-K, which was $51,626 for the three-month period ended September 30, 2013 and $0 for the same period in 2014 since the lawsuit was settled in early 2014.

Gain on relocation of factory. Gain on relocation of factory was $1,877,779 for the three-month period ended September 30, 2013. In late September 2013, the Transportation Bureau of Dongying City and other local government agencies requested to requisition the land where the original Factory No. 3 was located for railway construction. We recognized such amount in this quarter in 2013.

Other Operating Income. Other operating income was $116,942 for the three-month period ended September 30, 2014, an increase of $9,936(or 9%) as compared to $107,006 for the same period in 2013 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We have signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $6,694,589 for the three-month period ended September 30, 2014 (or 22% of net revenue), a decrease of $4,197,931, or approximately 39%, over the income from operations for the same period in 2013. The decrease resulted primarily from the decrease in bromine and crude salt selling price.

	Income from Operations by Segment
	Three-Month Period Ended September 30, 2014		Three-Month Period Ended September 30, 2013
Segment:		% of total		% of total
Bromine	$3,131,684	45%	$5,876,150	52%
Crude Salt	(431,901)	(6%)	1,635,755	15%
Chemical Products	4,161,811	61%	3,740,278	33%
Income from operations before corporate costs	6,861,594	100%	11,252,183	100%
Corporate costs	(167,005)		(359,663)
Income from operations	$6,694,589		$10,892,520

Bromine segment
Income from operations from our bromine segment was $3,131,684 for the three-month period ended September 30, 2014, a decrease of $2,744,466 (or approximately 47%) compared to the same period in 2013. This significant decrease resulted primarily from the decrease in selling price (contributed a decrease of approximately $0.5 million) and gain on relocation of original Factory No.3 of approximately $1.45million recognized for the three-month period ended September 30, 2013, which was partially offset by the decrease in purchase price of raw material.

Crude salt segment

Loss from operations from our crude salt segment was $431,901 for the three-month period ended September 30, 2014, a decrease of $2,067,656 (or approximately 126%) compared to the same period in 2013. This decrease resulted primarily from the decrease in selling price (contributed a decrease of approximately $1.43 million) in the three-month period end June 30, 2013 as compared to the same period in 2014 due to macro-economic tightening policy imposed by the PRC government and gain on relocation of original Factory No.3 of approximately $0.43 million recognized for the three-month period ended September 30, 2013 and an increase the depreciation and amortization of the plant and machinery due to the relocation and the construction of the new factory, which was completed in December 2013 and the depreciation of construction projects commenced in January 2014.

Chemical products segment
Income from operations from our chemical products segment was $4,161,811 for the three-month period ended September 30, 2014, an increase of $421,533 (or approximately 11%) compared to the same period in 2013. This increase was primarily due to demand for all of our chemical products, which was partially offset by the decrease in purchase of raw material.

Other Income. Net Other income, net of $76,675 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2014, an increase of $41,022 (or approximately 115%) as compared to the same period in 2013, mainly due to higher average bank balance held during the three months period ended September 30, 2014 compared to the same period ended September 30, 2013.

Net Income. Net income was $5,038,403 for the three-month period ended September 30, 2014, a decrease of $3,071,326 (or approximately 38%) compared to the same period in 2013. This significant decrease was primarily attributable to the decrease in the selling price of bromine and crude salt.

Effective Tax Rate. Our effective tax rate for the three-month period ended September 30, 2014 and 2013 was 26% and 26%, respectively. The effective tax rate of 26% for the three-month period ended September 30, 2014 differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company. The effective tax rate of 26% for the same period in 2013 differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company.

Comparison of the Nine-Month Period Ended September 30, 2014 and 2013

	Nine-Month Period Ended September 30, 2014	Nine-Month Period Ended September 30, 2013	% Change
Net revenue	$88,451,954	$88,291,753	0.2%
Cost of net revenue	$(63,202,383)	$(63,251,929)	(0.1%)
Gross profit	$25,249,571	$25,039,824	1%
Sales, marketing and other operating expenses	$(78,793)	$(70,796)	11%
Research and development costs	$(94,323)	$(105,380)	(10%)
Loss from disposal of property, plant and equipment	(9,866)	-	-
Write-off/Impairment on property, plant and equipment	$(673,705)	$(214)	314715%
General and administrative expenses	$(4,916,626)	$(6,354,165)	(23%)
Gain on relocation on factory	$-	$1,877,779	(100%)
Other operating income	$351,547	$489,695	(28%)
Income from operations	$19,827,805	$20,876,743	(5%)
Other income, net	$197,181	$81,336	142%
Income before taxes	$20,024,986	$20,958,079	(4%)
Income taxes	$(5,035,433)	$(5,609,486)	(10%)
Net income	$14,989,553	$15,348,593	(2%)

Net revenue.  Net revenue for nine-month period ended September 30, 2014 was $88,451,954, representing an increase of approximately $0.16 million (or 0.2%) over the same period in 2013. This increase was primarily attributable to the increase of revenues from our chemical segment. Revenue from the chemical products segment increased from $32,007,282 for the nine-month period ended September 30, 2013 to $36,489,530 for the same period in 2014, an increase of approximately14%.

Revenue from the bromine products segment decreased from $46,300,730 for the nine-month period ended September 30, 2013 to $43,950,056 for the same period in 2014, a decrease of approximately 5%. Revenue from the crude salt segment decreased from $9,983,741 for the nine-month period ended September 30, 2013 to $8,012,368 for the same period in 2014, a decrease of approximately 20%.

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent Increase/(Decrease)
	September 30, 2014		September 30, 2013		of Net Revenue
Segment		% of total		% of total
Bromine	$43,950,056	50%	$46,300,730	53%	(5%)
Crude Salt	$8,012,368	9%	$9,983,741	11%	(20%)
Chemical Products	$36,489,530	41%	$32,007,282	36%	14%
Total sales	$88,451,954	100%	$88,291,753	100%	0.2%

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2014	September 30, 2013	Increase/(Decrease)
Bromine (excluded volume sold to SYCI)	15,199	15,306	(1%)
Crude Salt	248,134	241,239	3%

	Nine-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2014	September 30, 2013	Increase
Oil and gas exploration additives	11,062	9,513	16%
Paper manufacturing additives	3,173	3,125	2%
Pesticides manufacturing additives	2,503	2,297	9%
Overall	16,738	14,935	12%

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in the selling price. The selling price of bromine decreased from $3,025 per tonne for the nine-month period ended September 30, 2013 to $2,892 per tonne for the same period in 2014, a decrease of 4%. The major reason for the decrease in the selling price of bromine was mainly attributable to the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. As a result, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers. The average selling price for this quarter decreased $130 per tonne, as compared with the first quarter of 2014, which was $2,985 per tonne. We expect the average selling price of bromine to remain at the current level through the end of 2014 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for nine-month period ended September 30, 2014 from the same period in 2013.

Nine-Month Period Ended September 30,
Decrease in net revenue of bromine as a result of:	2014 vs. 2013
Decrease in average selling price	$(2,034,489)
Decrease in sales volume	$(316,185)
Total effect on net revenue of bromine	$(2,350,674)

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in the average selling price. The average selling price of crude salt decrease from $41.39 per tonne for the nine-month period ended September 30, 2013 to $32.29 per tonne for the same period in 2014, a decrease of 22%. The decrease in the selling price was mainly due to the macro-economic tightening policy imposed by the PRC government to slow down the economy, which has affected our customers’ industries.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for nine-month period ended September 30, 2014 from the same period in 2013.

Nine-Month Period Ended September 30,
Increase /Decrease in net revenue of crude salt as a result of:	2014 vs. 2013
Decrease in average selling price	$(2,225,379)
Increase in sales volume	$254,006
Total effect on net revenue of crude salt	$(1,971,373)

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Nine-Month Period Ended		Nine-Month Period Ended		Change of
	September 30, 2014		September 30, 2013		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$20,848,777	57%	$18,126,509	57%	15%
Paper manufacturing additives	$3,643,637	10%	$3,547,763	11%	3%
Pesticides manufacturing additives	$11,997,117	33%	$10,333,010	32%	16%
Total sales	$36,489,530	100%	$32,007,283	100%	14%

Net revenue from our chemical products segment increased from $32,007,283 for the nine-month period ended September 30, 2013 to $36,489,530 for the same period in 2014, an increase of approximately 14%. The increase was mainly attributable to the increase in demand for all of our chemical products. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $20,848,777 (or 57%) and $18,126,509 (or 57%) of our chemical segment revenue for the nine-month period ended September 30, 2014 and 2013, respectively, with an increase of $2,722,268, or 15%. Net revenue from our paper manufacturing additives increased from $3,547,763 for the nine-month period ended September 30, 2013 to $3,643,637 for the same period in 2014, an increase of approximately 3%. Net revenue from our pesticides manufacturing additives increased from $10,333,010 for the nine-month period ended September 30, 2013 to $11,997,117 for the same period in 2014, an increase of approximately 16%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for nine-month period ended September 30, 2014 from the same period in 2013.

Increase / (Decrease) in net revenue, for the nine-month period ended September 30, 2014 vs. 2013, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase / (Decrease) in average selling price	$(213,216)	$41,067	$707,075	$534,926
Increase in sales volume	$2,935,484	$54,806	$957,032	$3,947,322
Total effect on net revenue of chemical products	$2,722,268	$95,873	$1,664,107	$4,482,248

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2014		September 30, 2013		Net Revenue
Segment		% of total		% of total
Bromine	$32,606,253	52%	$34,745,832	55%	(6.2%)
Crude Salt	$7,172,556	11%	$6,755,418	11%	6.2%
Chemical Products	$23,423,574	37%	$21,750,679	34%	7.7%
Total	$63,202,383	100%	$63,251,929	100%	(0.1%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $63,202,383 for nine-month period ended September 30, 2014, a decrease of $49,546 (or 0.1%) over the same period in 2013.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2013	47,347	46%
Nine-month period ended September 30, 2014	47,347	45%
Variance of the nine-month period ended September 30, 2014 and 2013	-	(1%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 1% for the nine-month period ended September 30, 2014 as compared with the same period in 2013.

Bromine segment
For the nine-month period ended September 30, 2014, the cost of net revenue for the bromine segment was $32,606,253, a decrease of $2,139,579 or 6% over the same period in 2013. The most significant components of the costs of net revenue for the bromine segment were the cost of raw materials and finished goods consumed of $13,623,872 (or 42%), depreciation and amortization of manufacturing plant and machinery of $12,674,236 (or 39%) and electricity of $2,528,684 (or 8%) for the nine-month period ended September 30, 2014. For the nine-month period ended September 30, 2013, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $16,625,563 (or 48%), depreciation and amortization of manufacturing plant and machinery of $12,236,373 (or 35%) and electricity of $2,370,825 (or 7%). The cost structure changed as compared with the same period in 2013 where the contribution from cost of raw materials and finished goods consumed decreased by 6% and depreciation and amortization of manufacturing plant and machinery increased by 4%. The decrease in net cost of net revenue was attributable mainly to the decrease in purchase price of raw material.

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of bromine segment	September 30, 2014		September 30, 2013		% Change
		% of total		% of total
Raw materials	$896	42%	$1,086	48%	(17%)
Depreciation and amortization	$834	39%	$799	35%	4%
Electricity	$166	8%	$155	7%	7%
Others	$249	11%	$230	10%	8%
Production cost of bromine per tonne	$2,145	100%	$2,270	100%	(5%)

Our production cost of bromine per tonne was $2,145 for the nine-month period ended September 30, 2014, a decrease of 5% (or $125) over the same period in 2013, which was attributable mainly to the component of cost of raw materials consumed. The cost of raw materials consumed per tonne decreased by 17% as compared to the last comparison period, which was mainly attributable to the decrease in the purchase price of raw materials resulting from the macro-economic tightening policy imposed by the PRC government since January 2011.

Crude salt segment
For the nine-month period ended September 30, 2014, the cost of net revenue for our crude salt segment was $7,172,556, representing an increase of $417,138, or 6%, compared to $6,755,418 for the same period in 2013. The increase in cost was mainly due to the relocation and the construction of the new factory No.3, which was completed in December 2013 and the depreciation of construction projects commenced in January 2014.The significant cost components for the nine-month period ended September 30, 2014 were depreciation and amortization of $4,953,782 (or 69%), resource taxes calculated based on crude salt sold of $807,291 (or 11%) and electricity of $524,401 (or 7%). The significant cost components for the nine-month period ended September 30, 2013 were depreciation and amortization of $4,656,245 (or 69%), resource taxes calculated based on crude salt sold of $776,965 (or 12%) and electricity of $537,154 (or 8%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of crude salt segment	September 30, 2014		September 30, 2013		% Change
		% of total		% of total
Depreciation and amortization	$20.0	69%	$19.3	69%	3%
Resource tax	$3.2	11%	$3.2	12%	-
Electricity	$2.1	7%	$2.2	8%	(5%)
Others	$3.6	13%	$3.3	11%	9%
Production cost of crude salt per tonne	$28.9	100%	$28.0	100%	3%

Our production cost of crude salt per tonne was $28.9 for the nine-month period ended September 30, 2014, an increase of 3% (or $0.9) as compared to the same period in 2013, which was attributable mainly to the component of depreciation and amortization of manufacturing plant and machinery. The significant percentage increase in depreciation and amortization per tonne by 3% was due to the relocation and the construction of the new factory No.3, which was completed in December 2013 and the depreciation of construction projects commenced in January 2014.

Chemical products segment
For the nine-month period ended September 30, 2014, cost of net revenue for our chemical products segment was $23,423,547, representing an increase of $1,672,895 or 8% over the same period in 2013. The costs were the cost of raw material and finished goods consumed of $19,501,096 (or 83%) and $18,693,141 (or 86%) and depreciation and amortization of manufacturing plant and machinery of $2,132,775 (or 9%) and $2,107,340 (or 10%) for each of the nine-month period ended September 30, 2014 and 2013, respectively. As some of the components of our cost of net revenue are fixed costs such as depreciation and amortization of our manufacturing plant and machinery, the rate of increase for the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit. Gross profit was $25,249,571, or 29%, of net revenue for nine-month period ended September 30, 2014 compared to $25,039,824, or 28%, of net revenue for the same period in 2013. The increase in gross profit percentage was primarily attributable to an increase in the margin percentage of chemical products segment, which offset by crude salt segments.

	Gross Profit by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2014		September 30, 2013		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$11,343,803	26%	$11,554,898	25%	1%
Crude Salt	$839,812	10%	$3,228,323	32%	(22%)
Chemical Products	$13,065,956	36%	$10,256,603	32%	4%
Total Gross Profit	$25,249,571	29%	$25,039,824	28%	1%

Bromine segment
The gross profit margin for our bromine segment for the nine-month period ended September 30, 2014 was 26% compared to 25% for the same period in 2013. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price in the nine-month ended September 30, 2014 was affected. We cut the average selling price of bromine from $3,025 per tonne for the nine-month period ended September 30, 2013 to $2,892 per tonne for the same period in 2014, a decrease of 4%, in order to compete with other bromine manufacturers. Our purchase price of material decreased even more from $1,086 per tonne for the nine-month period ended September 30, 2014 to $896 per tonne for the same period in 2014, a decrease of 17%.

Crude salt segment
For the nine-month period ended September 30, 2014, the gross profit margin for our crude salt segment was 10% compared to 32% for the same period in 2013. This 22% decrease in our gross profit margin is mainly attributable to the selling price decreased from $41.39 per tonne for the nine-month period ended September 30, 2014 to $32.29 per tonne for the same period in 2014, a decrease of 22%, due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries.

Chemical products segment
The gross profit margin for our chemical products segment for the nine-month period ended September 30, 2014 was 36% compared to 32% for the same period in 2014, an increase of 4%. This 4% increase in our gross profit margin was mainly a result of the increase in average selling price of paper manufacturing additive and pesticides manufacturing additives, decrease in factory overhead per unit produced due to higher volume of production

Research and Development Costs. For the nine-month period ended September 30, 2014 and 2013, the total research and development costs incurred were $94,322 and $105,380, respectively, a decrease of 10%. Research and development costs for the nine-month period ended September 30, 2014 and 2013 represented raw materials used by SYCI for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment for the nine-month period ended September 30, 2014 and 2013 were $673,705 and $214, respectively, an increase of 314715%. Write-off on property, plant and equipment of $673,705 for the nine-month period ended September 30, 2014 represented the write-off of certain protective shells to transmission pipelines and ducts replaced during the third phase enhancement project that started in August 2014.

General and Administrative Expenses. General and administrative expenses were $4,916,626 for the nine-month period ended September 30, 2014, a decrease of $1,437,539 (or 23%) as compared to $6,354,165 for the same period in 2013. This decrease in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees decreased from $536,400 for the nine-month period ended September 30,2013 to $30,000 for the same period of 2014 ; and (ii) the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the nine-month period ended September 30,2013 amounted to $556,325, as compared to the unrealized exchange gain for the same period in 2014 amounted to $237,028.

Gain on relocation of factory. Gain on relocation of factory was $1,877,779 for the nine-month period ended September 30, 2013. In late September 2013, the Transportation Bureau of Dongying City and other local government agencies requested to requisition the land where the original Factory No. 3 was located for railway construction.

Other Operating Income. Other operating income was $351,547 for the nine-month period ended September 30, 2014 for sales of wastewater. The other operating income for the nine-month period ended September 30, 2013 was $489,695, which represented (i) a sum of $318,603 for sales of wastewater; (ii) a sum of $171,092 for insurance compensation received in 2013 for legal fees incurred in 2012. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $19,827,805 for the nine-month period ended September 30, 2014 (or 22% of net revenue), a decrease of $1,048,938, or approximately 5%, over income from operations for the same period in 2013. The decrease resulted primarily from the decrease in bromine and crude salt selling price, which partly offset by gain on relocation of original Factory No.3 for the same period in 2013.

	Income from Operations by Segment
	Nine-Month Period Ended September 30, 2014		Nine-Month Period Ended September 30, 2013
Segment:		% of total		% of total
Bromine	$7,748,981	38.8%	$10,086,575	45%
Crude Salt	94,609	0.5%	2,902,613	13%
Chemical Products	12,123,116	60.7%	9,408,993	42%
Income from operations before corporate costs	19,966,706	100%	22,398,181	100%
Corporate costs	(138,901)		(1,521,438)
Income from operations	$19,827,805		$20,876,743

Bromine segment
Income from operations from our bromine segment was $7,748,981 for the nine-month period ended September 30, 2014, a decrease of $2,337,594 (or approximately 23%) compared to the same period in 2013. This significant decrease resulted primarily from the decrease in selling price (contributed a decrease of approximately $2.03 million) and gain on relocation of original Factory No.3 of approximately $1.45million recognize for the nine-month period ended September 30, 2013, which was partially offset by the decrease in purchase of raw material.

Crude salt segment
For the nine-month period ended September 30, 2014, income from operations from our crude salt segment was $94,609, a decrease of $2,808,004 (or approximately 96.7%) compared to the same period in 2013. This significant decrease resulted primarily from the decrease in selling price (contributed a decrease of approximately $2.23 million) and gain on relocation of original Factory No.3 of approximately $0.43million recognize for the nine-month period ended September 30, 2013 and increase the depreciation and amortization of the plant and machinery due to the relocation and the construction of the new factory, which was completed in December 2013 and the depreciation of construction projects commenced in January 2014.

Chemical products segment
For the nine-month period ended September 30, 2014, income from operations from our chemical products segment was $12,123,116, an increase of $2,714,123 (or approximately 29%) over same period in 2013. This significant increase was primarily due to demand for all of our chemical products, which was partially offset by the decrease in purchase of raw material.

Other Income, Net. Other income, net of $197,181 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2014, an increase of $115,845 (or approximately 142%) as compared to the same period in 2013, mainly due to higher average bank balance held during the nine months period ended September 30, 2014 compared to the same period ended September 30, 2013.

Net Income. Net income was $14,989,553 for the nine-month period ended September 30, 2014, a decrease of $359,040 (or approximately 2%) compared to the same period in 2013. This significant decrease was primarily attributable to the decrease in the selling price of bromine and crude salt.

Effective Tax Rate. Our effective tax rate for the nine-month period ended September 30, 2014 and 2013 was 25% and 27%, respectively. The effective tax rate of 27% for the nine-month period ended September 30, 2013 differs from the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, cash and cash equivalents were $131,866,548 as compared to $107,828,800 as of December 31, 2013. The components of this increase of $24,037,748 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2014	2013
Net cash provided by operating activities	$32,476,141	$31,388,975
Net cash used in investing activities	$(7,101,842)	$(951,640)
Net cash used in financing activities	$(304,806)	$(302,497)
Effects of exchange rate changes on cash and cash equivalents	$(1,031,745)	$1,828,730
Net (decrease)/increase in cash and cash equivalents	$24,037,748	$31,963,568

For the nine-month period ended September 30, 2014, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand. We intend to continue to explore more brine water resources and obtain bromine assets through acquisitions, develop new projects and continually look for attractive horizontal and vertical acquisition targets.

Net Cash Provided by Operating Activities

During the nine-month period ended September 30, 2014 and 2013, we had positive cash flow from operating activities of $32.5 million and $31.4 million, respectively, primarily attributable to net income.

During the nine-month period ended September 30, 2014, cash flow from operating activities of $32.5 million exceeded our net income of $15.0 million, mainly due to (i) substantial non-cash charges of $21.7 million, primarily in the form of depreciation and amortization of property, plant and equipment, and write-off/impairment loss on property, plant and equipment; partially offset by (ii) cash used in working capital of $4.2 million, which mainly consisted of an increase in accounts receivable and decrease in tax payable, partially offset by the increase in accounts payable and accrued expenses.

During the nine-month period ended September 30, 2013, cash flow from operating activities of $31.4 million exceeded our net income of $15.3 million, mainly due to (i) substantial non-cash charges of $19.6 million, primarily in the form of depreciation and amortization of property, plant and equipment, exchange loss on intercompany balances and stock-based compensation; partially offset by (ii) cash used in working capital of $3.6 million, which mainly consisted of the increase in accounts receivable and decrease in retention payable, partially offset by the increase in taxes payable and decrease in inventories.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
		% of total		% of total
Aged 1-30 days	$11,119,510	23%	$11,694,338	26%
Aged 31-60 days	$12,520,029	26%	$11,199,632	25%
Aged 61-90 days	$10,569,822	22%	$10,256,456	23%
Aged 91-120 days	$10,500,437	22%	$8,687,636	19%
Aged 121-150 days	$3,624,672	7%	$3,047,292	7%
Total	$48,334,471	100%	$44,885,354	100%

The overall accounts receivable balance as of September 30, 2014 increased by $3,449,116 (or 8%), as compared to those as of December 31, 2013. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the average turnover days of accounts receivable from customers from 125 days for the fiscal year 2013 to 144 days for the nine-month period ended September 30, 2014. Normally, a 90 to 120-day credit period is granted to customers with good payment history. No allowance for doubtful debts is required for the nine-month period ended September 30, 2014 as we are not aware of any situation indicating collection problem. Approximately 70% of the balances of accounts receivable as of September 30, 2014 aged more than 90 days was settled in October 2014. We have policies in place to ensure that sales are made to customers with an appropriate credit history and we perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	September 30, 2014		December 31, 2013
		% of total		% of total
Raw materials	$1,214,560	23.0%	$651,810	12.3%
Finished goods	$4,065,178	77.1%	$4,656,814	87.8%
	$5,279,738	100.1%	$5,308,624	100.1%
Allowance for obsolete and slowing-moving inventory	$(6,569)	(0.1%)	$(6,629)	(0.1%)
Total	$5,273,169	100.0%	$5,301,995	100.0%

The net inventory level as of September 30, 2014 decreased by $28,826 (or 0.5%), as compared to the net inventory level as of December 31, 2014.

Raw materials increase by 86% as of September 30, 2014 as compared to December 31, 2013. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. We concluded that all of our raw materials as of September 30, 2014 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, with no loss over time, a stable market price and a gross profit margin of 36% for the nine-month period ended September 30, 2014 as compared to 32% for the same period in fiscal year 2013. Therefore, we believe that the realization of the chemical products is 100%.

Similarly, as there is no depletion of bromine and the gross profit margin in the nine-month period ended September 30, 2014 as compared to the same period in fiscal year 2013 increased to 26% from 25%, we believe that the realization of it is also 100%. We anticipated that the price for the rest of 2014 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne decreased from $38.53 in the first quarter of 2014 to $27.88 in the third quarter of 2014. In the same period, gross profit also decreased from 32% for the nine –month period ended September 30, 2014 to 10% for the same period in 2014. If the selling price continues to decrease, there will be an impact on our crude salt realization value.

Net Cash Used in Investing Activities

In the nine-month period ended September 30, 2014, we used approximately $0.66 million cash for the prepayment of land leases. In the same period, we also used approximately $6.46 million cash in the third phase enhancement project related to the protective shells to transmission channels and ducts in Factory No. 10 and 11.

In the nine-month period ended September 30, 2013, we used approximately $0.6 million cash for the prepayment of land leases.We also used approximately $0.3 million cash for the construction of our new Factory No.3 due to the resumption of leased land by the Transportation Bureau of Dongying City and other local government agencies for railway construction.

The investing activities described above were financed by opening cash balances as of December 31, 2013, and 2012, and cash generated from operation during the nine-month period ended September 30, 2014.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the nine-month period ended September 30, 2014.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months. However we will likely need to raise additional capital in order to fund the ongoing program of acquiring unlicensed bromine properties, increase our chemical production capacity and develop a new bromine and crude salt production line in Sichuan Province, PRC. We expect to raise those funds through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Working capital was approximately $174.9 million at September 30, 2014 as compared to approximately $146.8 million at December 31, 2013. The increase was mainly attributable to the cash provided by operating activities during the nine-month period ended September 30, 2014.

We had available cash of approximately $131.9 million at September 30, 2014, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancement work to our existing bromine and crude salt business, and exploration cost of new brine water resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future.

In the future, we intend to focus our efforts on the activities of SCHC and SYCI as these segments continue to expand within the Chinese market. We also intend to explore the possibility of cooperation with overseas large-scale bromine manufacturers for expansion into overseas markets. As a result, we may issue additional shares of our capital stock and incur new debt in order to raise cash for acquisitions and other capital expenditures during the next twelve months.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2014 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 18 – Capital Commitment and Operating Lease Commitments”.

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

101.1
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 7, 2014	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 7, 2014	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)