Form 10-K
period 2014-12-31
GULF RESOURCES, INC.
filed 2015-03-13
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34499

Gulf Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11,Vegetable Building, Industrial Park of the East Shouguang City, Shandong, China	262700
(Address of principal executive offices)	(Zip Code)

+86 (536) 567-0008
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0005 par value	NASDAQ Global Select Market

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
Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2014, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $ $50,455,066 based upon a closing sale price of $ $2.14.

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
Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
 As of March 12, 2015, the registrant had outstanding 45,909,876 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of  $0.16142 and $0.16281 during fiscal year 2013 and 2014, respectively. The functional and reporting currency of the Company is the United States dollar (“USD” or $”).

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

Our current corporate structure chart is set forth in the following diagram:

Our executive offices are located in China at Level 11,Vegetable Building, Industrial Park of the East in Shouguang City, Shandong Province, P.R.C. Our telephone number is +86 (536) 5670008. Our website address is www.gulfresourcesinc.com. The information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Form 10-K.

Business Acquisitions

On January 12, 2015, the Company’s wholly owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) signed an equity interest transfer agreement with the four individual shareholders of Shouguang City Rongyuan Chemical Co., Ltd. (“SCRC”). Consideration for this transaction consists of $66.2 million in cash and the issuance of shares of approximately 7.27 million shares of common stock at a price of $2.00 per share, which represents a 73% premium over the previous 10 day closing price, bringing the total consideration for the purchase of SCRC to $80.8 million. The shareholders of SCRC have guaranteed that SCRC’s audited 2014 net income will not be less than approximately $11.4 million, otherwise the purchase price shall be proportionally adjusted based on a percentage less than the $11.4 million threshold.

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

The amounts set forth below are based upon on an average RMB to USD exchange rates of $0.16142 and $0.16281 during fiscal years 2013 and 2014, respectively.

	Net Revenue by Segment
	Year Ended December 31, 2014		Year Ended December 31, 2013
Segment:	% of total		% of total
Bromine	$57,949,824	51%	$60,488,886	51%
Crude Salt	$10,752,226	9%	$13,790,128	12%
Chemical Products	$44,958,281	40%	$44,112,769	37%
Total sales	$113,660,331	100%	$118,391,783	100%

Segment:	Percentage Increase/Decrease in Net Revenue from fiscal year 2013 to 2014
Bromine	(4%)
Crude Salt	(22%)
Chemical Products	2%

SCHC’s products sold in metric tons	Year ended December 31, 2014	Year ended December 31, 2013	Percentage Change
Bromine	20,077	20,149	(0.4%)
Crude Salt	342,127	340,943	0.3%

SYCI’s products sold in metric tons	Year ended December 31, 2014	Year ended December 31, 2013	Percentage Change
Oil and gas exploration additives	13,685	13,074	4.7%
Paper manufacturing additives	3,936	4,159	(5.4%)
Pesticides manufacturing additives	3,110	3,122	(0.4%)
	20,731	20,355	1.8%

	Income from Operations by Segment
	Year ended December 31, 2014		Year ended December 31, 2013
Segment:		% of total		% of total
Bromine	$9,500,428	38%	$13,152,092	45%
Crude Salt	$719,226	3%	3,831,272	13%
Chemical Products	$14,432,851	59%	$13,371,119	42%
Income from operations before corporate costs	$24,652,505	100%	$30,354,483	100%
Corporate costs	$(834,284)		$(1,910,990)
Income from operations	$23,818,221		$28,443,493

Year Ended December 31, 2014	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$57,949,824	$10,752,226	$44,958,281	$113,660,331	$-	$113,660,331
Net revenue (intersegment)	3,013,295	-	-	3,013,295	-	3,013,295
Income (loss) from operations before taxes	9,500,428	719,226	14,432,851	24,652,505	(834,284)	23,818,221
Income taxes	2,214,988	370,974	3,640,053	6,226,015	-	6,226,015
Income (loss) from operations after taxes	7,285,440	348,252	10,792,798	18,426,490	(834,284)	17,592,206
Total assets	195,539,637	51,632,485	75,748,241	322,920,363	61,789	322,982,152
Depreciation and amortization	18,011,790	6,076,042	3,554,390	27,642,222	-	27,642,222
Capital expenditures	5,414,738	1,123,873	-	6,538,611	-	6,538,611

Year Ended December 31, 2013	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$60,488,886	$13,790,128	$44,112,769	$118,391,783	$-	$118,391,783
Net revenue (intersegment)	2,947,350	-	-	2,947,350	-	2,947,350
Income (loss) from operations before taxes	13,152,092	3,831,272	13,371,119	30,354,483	(1,910,990)	28,443,493
Income taxes	3,459,256	785,879	3,362,548	7,607,683	-	7,607,683
Income (loss) from operations after taxes	9,692,836	3,045,393	10,008,571	22,746,800	(1,910,990)	20,835,810
Total assets	181,490,011	61,138,301	66,479,395	309,107,707	137,098	309,244,805
Depreciation and amortization	17,384,351	6,547,844	3,528,498	27,460,693	-	27,460,693
Capital expenditures	2,780,023	406,586	6,072	3,192,681	-	3,192,681

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

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2014 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited, Shouguang Shen Runfa Ocean Chemical Company Limited, Shouguang Weidong Chemical Company Limited, Shouguang City Rongyuan Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy. We are not aware of any allowances for doubtful debts required for each of the years ended December 31, 2014 and 2013.

During each of the years ended December 31, 2014 and 2013, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $19,919,942 and $17,629,437, respectively, or approximately 34.4% and 29.1% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 14.7% and 11.5%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2014 and 2013, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $9,171,621 and $11,243,907, respectively, or approximately 85.3% and 81.6% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 37.8% and 37.5%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2014 and 2013, sales to our three largest chemical products customers, based on net revenue from such customers, aggregated $20,649,995 and $18,848,545, respectively, or approximately 45.9% and 42.7% of total net revenue from sale of chemical products; and sales to our largest customer represented approximately 20.7% and 21.5%, respectively, of total net revenue from the sale of chemical products.

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

During each of the years ended December 31, 2014 and 2013, we purchased 62.1% and 59.2%, respectively, of raw materials for our bromine production from three suppliers.

During each of the years ended December 31, 2014 and 2013, we purchased 92% and 91.6%, respectively, of raw materials for our chemical products production from three suppliers. We purchased a portion of the bromine produced by the Company internally as well, at cost totaling $3,013,294 and $2,947,350, for the years ended December 31, 2014 and 2013 respectively, for the production of chemical products.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of keen competition and the trend of less bromine contraction of brine water being extracted in Shouguang City, Shandong Province, in recent years, the Company had announced its intent to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. The Company completed the drilling of its first exploratory well in December 2011 and announced in mid-January 2012 that the Company discovered underground brine water resources in Daying County. It has provided preliminary concentration results after testing by a third-party independent expert. According to the third-party independent report, the bromine concentration in the underground brine water resources is 1.53 grams per liter, which is approximately six to seven times higher than the average bromine concentration from its brine water resources at our bromine factories in Shouguang City. In September 2014, the Company started deeper drilling exploration under its existing well and did an exploration analysis on the resources from different levels. We incurred a total of $488,880 in exploration costs during 2014. On January 30, 2015 we announced that we had found natural gas resources under our bromine well in the Sichuan area. The company will hire a third party to conduct a survey of the geological structure and complexity analysis and the economics of the natural gas under this well. The Company is in the final stage of discussion with the expert company to finalize the service agreement. The company intends to invest approximately $10 million for further development in 2015, if the project is commercially viable.

In order to improve the bromine and crude salt production capacity, the Company will continue to enhance its existing bromine and crude salt production facilities. From August through September 2014, the Company carried out third phase enhancement projects at a cost of approximately $6.4 million for parts of its transmission channels and ducts in Factories No. 10 and No. 11. The Company expects to carry out enhancement projects for the rest of its transmission channels and ducts in Factories No. 10 to No. 11 in 2015, which will cost approximately $10 million. The Company expects such enhancement expenditures will be funded by the Company’s cash on hand. The Company also estimated that the amount of ordinary repair and maintenance expense will be approximately $1.0 million in 2015.

▼ Chemical Products

To expand its chemical production capacity, on January 12, 2015, the Company entered into an Equity Interest Transfer Agreement (the “Agreement”) with SCRC and its shareholders with total consideration of approximately $80.8 million. On February 4, 2015, the transactions contemplated by the Acquisition Agreement (the "Agreement") dated January 12, 2015 closed. Pursuant to the Agreement, SCHC acquired all rights, title and interest in and to all assets owned by SCRC, a leading manufacturer of materials for human and animal antibiotics in China and other parts of Asia.

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

Employees

As of December 31, 2014, we employed approximately 595 full-time employees, of whom approximately 78% are with SCHC and 21% are with SYCI. Approximately 6% of our employees are management personnel and 3% are sales and procurement staff. None of our employees are represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 15% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution amounts to 24% of the average monthly salary. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $707,086 for fiscal year 2014.

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

-
Failure of our PRC resident shareholders to comply with regulations on foreign exchange registration of overseas investment by PRC residents could cause us to lose our ability to contribute capital to SCHC and remit profits out of the PRC as dividends

The SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 14, 2014, and its appendixes, that require PRC residents, including PRC institutions and individuals, to register with local branches of the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in their ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

We have requested our current PRC resident shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the scope of the Circular 37 and urges PRC residents to register with the local SAFE branch as required under the Circular 37. Our affiliates subject to the SAFE registration requirements, including Mr. Ming Yang, our Chairman, Ms. Wenxiang Yu, the wife of Mr. Yang, and Mr. Zhi Yang, Mr. Yang’s son, have informed us that they have not made their initial registrations with SAFE. The failure of our PRC resident shareholders and/or beneficial owners to timely furnish or amend their SAFE registrations pursuant to the Circular 37 or the failure of our future shareholders and/or beneficial owners who are PRC residents to comply with the registration requirement set forth in the Circular 37 may subject such shareholders, beneficial owners and/or SCHC to fines and legal sanctions. Any such failure may also limit our ability to contribute additional capital into SCHC, limit SCHC’s ability to distribute dividends to us or otherwise adversely affect our business.

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

Lack of management control by purchasers of our common stock

As of the date of this report, Mr. Ming Yang, our chairman and former chief executive officer, and his affiliates, may be deemed to beneficially own approximately 30.4% of our common stock. As a result of this concentration of ownership, our public stockholders, acting alone, may not have the ability to influence the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our Company that may be desirable for our stockholders, and may limit the price that investors are willing to pay for our common stock.

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

We had approximately 38,672,865 shares of our common stock outstanding as of December 31, 2014.  There are a limited number of holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

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

He
Bei
Province
Bo
Hai
Key
Highway
Railway
Mining Property
Cangzhou City
Dezhou City
Binzhou City
Dongying City
Yangkou Township
Penglai City
Yantai City
Weihai City
Laiyang City
Shouguang City
Changyi City
Jinan City
Zibo City
Qingzhou City
Weifang City
Liaocheng City
Taian City
Laiwu City
Province
Qingdao City
Huang
Hai
Dong
Shan
Puyang City
Jining City
Heze City
Rizhao City
Zaozhuang City
Linyi City
He
Nan
Province
Shangqiu City
An
Hui
Province
Xuzhou City
Jiang
Su
Province
Lianyungang City
Haerbin
Wulumuqi
Beijing
Lanzhou
Lasa
Wuhan
Kunming
Guangzhou

Date : December 31, 2014

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

We do not own any land, though we do own some of the buildings on land we lease. Our executive offices are located in China at Level 11,Vegetable Building, Industrial Park of the East in Shouguang City, Shandong Province, P.R.C, which also is the headquarters of SCHC and SYCI. These offices were purchased from Shandong Shouguang Vegetable Seed industry Group Co., Ltd, in which Mr. Ming Yang, the Chairman of the Company, had 99% equity interest.

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

As of December 31, 2014, the Company had invested approximately $107.26 million in its eleven production factories and facilities and paid approximately $8.5 million in prepaid land lease payments and mineral rights. The Company incurred approximately $6.4 million in enhancements to protection shells to transmission channels and ducts in Factory No 10 and 11, for the fiscal year 2014. Certain eroded protection shells for transmission channels and ducts, with net carrying value of $673,705 (original cost of $1,183,581) were replaced in 2014 as part of our enhancement work. In light of the increased labor and raw materials costs of construction projects in recent years, the cost to replace those eroded parts increased the overall cost of the enhancement project to its current level.

Each of the eleven bromine production facilities is provided with electricity and water by local government utilities.

The following is a description of the land use and mineral rights related to each of the eleven properties held by SCHC as of December 31, 2014.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2013	39.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2013	38 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 3 – Yangdonghua
Area	2,318 acres
Date of Acquisition	June 8, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2013	37.3 Years
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	RMB111,317
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 4 – Liuxingji
Area	2,310 acres
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2013	39.83 Years
Annual Rent	RMB139,255
Prior Fees Paid For Land Use Rights	RMB6.5 million
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to annual renewal
Period of Permission:	One year

Property	Factory No. 5 – Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2013	40 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 6 – Yangxiaodong
Area	2,641 acres
Date of Acquisition	January 8, 2008
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
The number of remaining years to expiration of the of the land lease as of December 31, 2013	40.5 Years
Prior Fees Paid for Land Use Rights	RMB9.1 million
Annual Rent	RMB191,295
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2013	44.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2013	44.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2013	45.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,000
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2013	7.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000
Mining Permit No.:	Under application

Property	Factory No. 11 – Chengyong Zhao
Area	1,730 acres
Date of Acquisition	November 26, 2012
Land Use Rights Lease Term	Twenty Years
Land Use Rights Expiration Date	2032
The number of remaining years to expiration of the of the land lease as of December 31, 2013	18.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB918,800
Mining Permit No.:	Under application

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

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2014 Utilization Ratio	2013 Utilization Ratio
Factory No. 1	-	6,442	6,681	44%	47%
Factory No. 2	April 7, 2007	1,846	4,844	46%	44%
Factory No. 3	June 8, 2007	2,318	4,701	43%	40%
Factory No. 4	October 26, 2007	2,310	3,801	44%	50%
Factory No. 5 and Factory No. 7 *	October 25, 2007/ January 7, 2009	3,776	6,986	46%	48%
Factory No. 6	January 8, 2008	2,641	4,539	47%	50%
Factory No. 8	September 7, 2009	2,723	4,016	45%	45%
Factory No. 9	June 7, 2010	759	2,793	45%	50%
Subdivision of Factory No. 1	January 1, 2011	1	3,186	41%	38%
Factory No. 10	December 22, 2011	1,700	3,000	44%	46%
Factory No. 11	November 26, 2012	1,730	2,800	42%	44%

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
#
Except for Factory No. 10 and No.11 which were acquired after the assessment performed, annual production capacities for other factories were reassessed by Grant Sherman Appraisal Limited on October 28, 2011.

Each of the properties described above was not in operation when the Company acquired the asset.  The owners of each of the properties did not hold the proper license for the exploration and production of bromine, and production at each of the assets acquired had been previously halted by the government.  With respect to Factory No. 2, the property had not been operational for nine months; with respect to Factory No. 3, the property had not been operational for eleven months; with respect to Factory No. 4 and No. 5, the property had not been operational for fifteen months; with respect to Factory No. 6, the property had not been operational for eighteen months; with respect to Factory No. 7, the property had not been operational for thirteen months; with respect to Factory No. 8, the property had not been operational for fourteen months; and with respect to Factories No. 9 No. 10 and No.11, the assets had not been operational for six months.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2014			2013
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	2,962	2,980	17,748	3,131	3,118	18,572
Factory No. 2	2,227	2,234	17,734	2,118	2,149	18,496
Factory No. 3	2,042	2,022	17,748	1,265	1,317	18,853
Factory No. 4	1,668	1,676	17,713	1,884	1,886	18,598
Factory No. 5 and Factory No. 7 *	3,211	3,211	17,744	3,361	3,374	18,596
Factory No. 6	2,135	2,112	17,727	2,284	2,280	18,596
Factory No. 8	1,822	1,829	17,703	1,818	1,817	18,550
Factory No. 9	1,252	1,254	17,686	1,383	1,393	18,598
Subdivision of Factory No. 1	1,322	1,322	17,730	1,213	1,217	18,510
Factory No. 10	1,312	1,309	17,778	1,379	1,379	18,547
Factory No. 11	1,177	1,170	17,782	1,233	1,204	18,534
Total	21,132	21,120		21,069	21,135

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2014			2013
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	7,045	7,017	189	7,300	6,908	253
Factory No. 2	28,000	28,587	191	27,950	27,321	254
Factory No. 5 and Factory No. 7 *	126,850	135,144	194	117,700	138,132	248
Factory No. 6	35,400	37,362	195	38,700	36,845	247
Factory No. 8	85,300	90,495	195	87,400	88,639	255
Factory No. 9	42,950	43,523	189	51,350	43,098	249
Total	325,545	342,127		330,400	340,943

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

The following table shows the chemical products produced and sold for our SYCI’s production facilities and the weighted average price received for all products sold for the last two years.

	2014			2013
Chemical Products	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Oil and gas exploration additives	13,714	13,685	11,533	13,054	13,074	11,816
Paper manufacturing additives	3,947	3,936	7,034	4,159	4,159	7,068
Pesticides manufacturing additives	3,132	3,110	29,161	3,119	3,122	28,543
Total	20,793	20,731		20,332	20,355

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is listed for trading on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GURE”. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High	Low
2015
First Quarter (through March 10)	$1.96	$1.15

2014
First Quarter	$2.87	$2.06
Second Quarter	$2.57	$1.78
Third Quarter	$2.17	$1.43
Fourth Quarter	$1.53	$1.02

2013
First Quarter	$1.24	$1.03
Second Quarter	$1.29	$0.92
Third Quarter	$1.98	$1.15
Fourth Quarter	$2.84	$1.70

Holders

As of March 12, 2015, our common stock was held of record by approximately 37 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2014 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,744,000	$2.38	843,489
Equity compensation plans not approved by security holders	-	-	-
Total	2,744,000	$2.38	843,489

Purchases of Equity Securities by the Company and Affiliated Purchasers

The Company's Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to $2.0 million of its issued and outstanding shares of common stock from December 23, 2014 to December 22, 2015 at the price less than $1.2 per share. The following table presents the shares acquired during the quarter ended December 31, 2014:

	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2014 to October 31, 2014	-	$-	-	$-
November 1, 2014 to November 30, 2014	-	$-	-	$-
December 1, 2014 to December 31, 2014	53,550	$1.13	53,550	$1,939,358
TOTAL	53,550	$1.13	53,550	$1,939,358

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2014 in our Reports on Form 10-Q or Form 8-K, as applicable.

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

RESULTS OF OPERATIONS

Year ended December 31, 2014 as compared to year ended December 31, 2013

	Years ended
	December 31, 2014	December 31, 2013	% Change
Net Revenue	$113,660,331	$118,391,783	(4%)
Cost of Net Revenue	$(81,737,610)	$(84,209,136)	(3%)
Gross Profit	$31,922,721	$34,182,647	(7%)
Sales, Marketing and Other Operating Expense	$(105,588)	$(96,372)	10%
Research and Development Costs	$(134,292)	$(140,445)	(4%)
Exploration cost	(488,880)	-	-
Write-off / Impairment on property, plant and equipment	$(673,705)	$(27,964)	2309%
Loss from disposal of property, plant and equipment	(9,866)	-	-
General and Administrative Expenses	$(7,161,047)	$(8,563,282)	(16%)
Gain on relocation of factory	$-	$2,501,336	(100%)
Other Operating Income	$468,878	$587,573	(20%)
Income from Operations	$23,818,221	$28,443,493	(16%)
Other Income, Net	$279,589	$131,548	113%
Income before Taxes	$24,097,810	$28,575,041	(16%)
Income Taxes	$(6,226,015)	$(7,607,683)	(18%)
Net Income	$17,871,795	$20,967,358	(15%)

Net Revenue Net revenue for the fiscal year 2014, was $113,660,331, representing a decrease of $4,731,452 or 4% over the same period in 2013. This decrease was attributable to the decrease in our bromine and crude salt segments.Revenue from our bromine segment decreased from $60,488,886 for the fiscal year 2013 to $57,949,824 for the same period in 2014, a decrease of approximately 4%. Revenue from our crude salt segment decreased from $13,790,128 for the fiscal year 2013 to $10,752,226 for the same period in 2014, a decrease of approximately 22%.

Revenue from our chemical products segment increased from $44,112,769 for the fiscal year 2013 to $44,958,281 for the same period in 2014, an increase of approximately 2%.

	Net Revenue by Segment				2014 vs. 2013
	Year Ended		Year Ended		Percent Change
	December 31, 2014		December 31, 2013		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$57,949,824	51%	$60,488,886	51%	(4%)
Crude Salt	$10,752,226	9%	$13,790,128	12%	(22%)
Chemical Products	$44,958,281	40%	$44,112,769	37%	2%
Total sales	$113,660,331	100%	$118,391,783	100%	(4%)

	Years Ended December 31		Percentage Change
Bromine and crude salt segments product sold in tonnes	2014	2013	Decrease
Bromine (excluded volume sold to SYCI)	20,077	20,149	(0.4%)
Crude Salt	342,127	340,943	(0.3%)
	Years Ended December 31		Percentage Change
Chemical products segment sold in tonnes	2014	2013	Increase/(Decrease)
Oil and gas exploration additives	13,685	13,074	4.7%
Paper manufacturing additives	3,936	4,159	(5.4%)
Pesticides manufacturing additives	3,110	3,122	(0.4%)
	20,731	20,355	1.8%

Bromine segment

The decrease in net revenue from our bromine segment was mainly due to the decrease in the selling price. The selling price of bromine decreased from $3,002 per tonne for the fiscal year 2013 to $2,866 per tonne for the same period in 2014, a decrease of 4%.The major reason for the decrease in the selling price of bromine was mainly attributable to the macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. As a result, we needed to offer competitive selling prices to our customers to compete with other bromine manufacturers.

The average selling price remained relatively stable at around $2,900 per tonne from the third quarter of 2013 to the fourth quarter of 2014. We expect the average selling price of bromine to remain at current levels through the first quarter of 2015 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the fiscal year 2014 from the same period in 2013.

Fiscal Year
Decrease in net revenue of bromine as a result of:	2014 vs. 2013
Decrease in average selling price	$(2,326,721)
Decrease in sales volume	$(212,341)
Total effect on net revenue of bromine	$(2,539,062)

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in the selling price of crude salt. The average selling price of crude salt decreased from $40.45 per tonne for the fiscal year 2013 to $31.43 per tonne for the same period in 2014, a decrease of 22%. The decrease in the selling price was mainly due to the macro-economic tightening policy imposed by the PRC government to slow down the economy, which has affected our customers’ industries.

We noted a downward trend in the average selling price of crude salt since the fourth quarter of 2013. The average selling price decreased 24% from the fourth quarter of 2013 to the fourth quarter of 2014. We expect the average selling price of crude salt to remain at current levels through the first quarter of 2015.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for the fiscal year 2014 from the same period in 2013.
Fiscal Year
Increase/(Decrease) in net revenue of crude salt as a result of:	2014 vs. 2013
Decrease in average selling price	$(3,080,434)
Increase in sales volume	$42,532
Total effect on net revenue of crude salt	$(3,037,902)

Chemical products segment

	Product Mix of Chemical Product Segment				2014 vs. 2013
	Year Ended		Year Ended		Percent Change
	December 31, 2014		December 31, 2013		of Net Revenue
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$25,689,310	57%	$24,964,035	56%	3%
Paper manufacturing additives	$4,506,581	10%	$4,748,932	11%	(5%)
Pesticides manufacturing additives	$14,762,389	33%	$14,399,803	33%	3%
Total sales	$44,958,281	100%	$44,112,770	100%	2%

Net revenue from our chemical products segment increased from $44,112,770 for the fiscal year 2013 to $44,958,281 for the same period in 2014, an increase of approximately 2%. The increase was mainly attributable to the strong demand for our oil and gas exploration additives. Our oil and gas exploration chemicals are the most popular products within the chemical products segment, which contributed $25,689,310 (or 57%) and $24,964,035 (or 56%) of our chemical segment revenue for the fiscal year 2014 and 2013, respectively, with an increase of $725,275, or 3%. Net revenue from our paper manufacturing additives decreased from $4,748,932 for the fiscal year 2013 to $4,506,581 for the same period in 2014, a decrease of approximately 5%. Net revenue from our pesticides manufacturing additives increased from $14,399,803 for the fiscal year 2013 to $14,762,389 for the same period in 2014, an increase of approximately 3%.

The table below shows the changes in the average selling price and sales volume of major chemical products for the fiscal year 2014 as compared to the same period in 2013.

Increase / (Decrease) in net revenue of major chemical products, for fiscal year 2014 vs. 2013, as a result of:	Oil and Gas Exploration Additives	Paper Manufacturing Additives	Pesticides Agricultural Additives	Total
Increase / (Decrease) in average selling price	$(431,540)	$12,628	$418,741	$(171)
Increase /(Decrease) in sales volume	$1,156,815	$(254,979)	$(56,155)	$845,681
Total effect on net revenue of chemical products	$725,275	$(242,351)	$362,586	$845,510

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2014		December 31, 2013		Net Revenue
Segment		Percent of total		Percent of total
Bromine	$43,356,606	53%	$45,172,235	54%	(4%)
Crude Salt	$9,124,596	11%	$9,527,910	11%	(4%)
Chemical Products	$29,256,408	36%	$29,508,991	35%	(1%)
Total Cost of Net Revenue	$81,737,610	100%	$84,209,136	100%	(3%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $81,737,610 for fiscal year 2014, a decrease of $2,471,526 (or approximately 3%) compared to fiscal year 2013. The decrease in overall cost of net revenue was mainly attributable to the decrease in purchase price of raw materials of bromine and chemical product segments.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2013	47,347	46%
Fiscal year 2014	47,347	45%
Variance of the fiscal year 2014 and 2013	-	(1%	)

(i) Utilization ratio is calculated based on the actual production volume in tonnes for the year divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 1% for the fiscal year 2014 as compared with the same period in 2013.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we are carrying out large scale enhancements to replace all the eroded protective shells within a four year timeframe, which commenced in the second quarter of 2011. The Company carried out third phase enhancement projects at a cost of approximately $6.4 million for part of its transmission channels and ducts in Factories No. 10 and No. 11. The Company expects to carry out enhancement projects for its remaining transmission channels and ducts in Factories No. 10 to No. 11 in 2015, which will cost approximately $10 million. The Company expects such enhancement expenditures to be funded by the Company’s cash on hand. The Company also estimated that the amount of ordinary repair and maintenance expense will be approximately $1.0 million in 2015.

Bromine segment

For the fiscal year 2014, the cost of net revenue for our bromine segment was $43,356,606, a decrease of $1,185,629 (or 4%) compared to $45,172,235 for the fiscal year 2013. The most significant components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $17,390,927 (or 40%), depreciation and amortization of manufacturing plant and machinery of $17,362,450 (or 40%) and electricity of $3,420,683 (or 8%) for fiscal year 2014. The most significant components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $20,759,875 (or 46%), depreciation and amortization of manufacturing plant and machinery of $16,472,169 (or 37%) and electricity of $3,225,340 (or 7%) for fiscal year 2013, a similar cost structure as compared with the same in 2014. The decrease in net cost of net revenue was attributable mainly to the decrease in purchase price of raw material, which was partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014.

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013		% Change
		Percent of total		Percent of total
Raw materials	$866	40%	$1,030	46%	(16%)
Depreciation and amortization	$865	40%	$818	37%	6%
Electricity	$171	8%	$160	7%	6%
Others	$258	12%	$234	10%	10%
Production cost of bromine per ton	$2,160	100%	$2,242	100%	(4%)

Crude salt segment

For the fiscal year 2014, the cost of net revenue for our crude salt segment was $9,124,596, representing a decrease of $403,314, or 4%, over the same period in 2013. The decrease in cost was mainly due to the decrease in the allocation of common costs shared between crude salt segment and bromine segment, which decreased from 11.7% for the fourth quarter of 2013 to 9.2% for the same period in 2014, which in turn resulted in a decrease in the depreciation and amortization of manufacturing plant and machinery allocated to crude salt segment. We distribute the total costs shared among bromine and crude salt by reference to the average selling price and production volume of respective segment.  The significant costs were depreciation and amortization of $6,352,513 (or 70%), resource tax calculated based on the crude salt sold of $1,039,095 (or 12%) and electricity of $619,572 (or 7%) for the fiscal year 2014. The significant costs were depreciation and amortization of $6,637,155 (or 70%), resource tax calculated based on the crude salt sold of $1,102,260 (or 12%) and electricity of $699,333 (or 7%) for the fiscal year 2013. The table below represents the major production cost components of crude salt per ton for respective periods:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013		% Change
		Percent of total		Percent of total
Depreciation and amortization	$18.6	68%	$19.5	68%	(5%)
Resource tax	$3.3	13%	$3.2	13%	1%
Electricity	$1.8	7%	$2.1	7%	12%
Others	$3.0	12%	$3.2	12%	(6%)
Production cost of crude salt per ton	$26.7	100%	$28.0	100%	(5%)

Chemical products segment
For the fiscal year 2014, the cost of net revenue for our chemical products segment was $29,256,408, representing a decrease of $252,583, or 1%, over the same period in 2013.The significant costs were costs of raw material and finished goods consumed of $24,713,251 (or 84%) and $25,395,868 (or 86%) and depreciation and amortization of manufacturing plant and machinery of $2,839,734 (or 10%) and $2,819,911 (or 10%) for each of the fiscal years 2014 and 2013, respectively. As the components of our cost of net revenue are fixed levels of depreciation and amortization of our manufacturing plant and machinery, the rate of decrease for the cost of net revenue for our chemical products segment was less than that of net revenue.

Gross Profit. Gross profit was $31,922,721, or 28%, of net revenue for fiscal year 2014 as compared to $34,182,647, or 29%, of net revenue for fiscal year 2013. The decrease in gross profit percentage was primarily attributable to a drop in the margin percentage in our crude salt segment, which was offset by an increase in the margin percentage of the chemical products segment.

	Gross Profit by Segment				% Point
	Year Ended		Year Ended		Change of
	December 31, 2014		December 31, 2013		Gross Profit
Segment		Percent of Net Revenue		Percent of Net Revenue
Bromine	$14,593,218	25%	$15,316,651	25%	-
Crude Salt	$1,627,630	15%	$4,262,218	31%	(16%)
Chemical Products	$15,701,873	35%	$14,603,778	33%	2%
Total Gross Profit	$31,922,721	28%	$34,182,647	29%	(1%)

Bromine segment
For the fiscal year 2014, the gross profit margin for our bromine segment was 25%, as the same to 25% for the fiscal year 2013. As mentioned in the net revenue discussion above, due to the PRC government’s macro-economic tightening policy to slow down the economy, our selling price in the fiscal year2014 was affected. We cut the average selling price of bromine from $3,002 per tonne for the fiscal year2013 to $2,886 per tonne for the same period in 2014, a decrease of 4%, in order to compete with other bromine manufacturers. Since the purchase price of raw material also decreased, the gross profit margin for our bromine remained stable. We expect that the average selling price and gross profit margin of bromine will remain at current levels towards the first quarter of 2015 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment

For the fiscal year 2014, the gross profit margin for our crude salt segment was 15% as compared to 31% for the same period in 2013. This 16% is mainly attributable to the selling price decreased from $40.45 per tonne for the fiscal year 2013 to $31.43 per tonne for the same period in 2014, a decrease of 22%, due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries

Chemical products segment

The gross profit margin for our chemical products segment for the fiscal year 2014 was 35% as compared to 33% for the same period in 2013, an increase of 2%. This increase in gross profit margin was mainly a result of the increase in the sales volume for our oil and gas exploration additives. As sales of oil and gas exploration additives contributed to more than 57% of our total chemical products segment’s net revenue, the increase in demand increased the gross profit margin of our chemical products segment.

Research and Development Costs The total research and development costs incurred for the fiscal years 2014 and 2013 were $134,292 and $140,445, respectively, a decrease of 33%. Research and development costs for the fiscal year 2014 and 2013 represented raw materials used by SYCI for testing the manufacturing routine.

Exploration Costs To explore natural brine resources in Sichuan Province, SCHC incurred exploration costs in the amount of $7,034,153 for the fiscal year 2011. These costs consisted of the drilling of exploratory wells and associated facilities in order to confirm and measure the brine water resources in the province. We charged the exploration costs to the income statement as incurred. We completed the drilling of the first exploratory well in December 2011 and announced in mid-January 2012 that we have discovered underground brine water resources in Daying County, and provided preliminary concentration results after the testing by a third-party independent testing expert. According to the third-party independent testing report, the bromine concentration in the underground brine water resources is 1.53 grams per liter, which is approximately six to seven times higher than the average bromine concentration from its brine water resources at our bromine factories in Shouguang City. In September 2014, the Company started deeper drilling exploration for new resource under its existing well and performed an exploration analysis on the resources from different levels. The company incurred a total of $488,880 in exploration costs during 2014. On January 30, 2015, the Company announced that it found natural gas resources under its bromine well in the Sichuan area. The Company is optimistic about this opportunity and will hire a third party to conduct a survey of the geological structure and complexity analysis and the economics of the natural gas under this well. The Company is in the final stage of discussion with the expert company to finalize the service agreement.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment for the fiscal year 2014 and 2013 were $673,705 and $27,964. Write-off on property, plant and equipment of $673,705 for the fiscal year 2014 represented the write-off of certain protective shells to transmission pipelines and ducts replaced during the third phase enhancement project that started in August 2014.

General and Administrative Expenses. General and administrative expenses were $7,161,047 for the fiscal year 2014, a decrease of $1,402,235 (or 16%) as compared to $8,563,282 for the same period in 2013. The decrease was primarily due to (i) the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the fiscal year 2013 in the amount of $774,405, as compared to the unrealized exchange gain for the same period in 2014 in the amount of $92,412 (ii) a non-cash expense related to stock options granted to employees decreased from $544,900 for the fiscal year 2013 to $346,100 for the same period of 2014 (iii) SCHC incurred in the amount of $382,814 of depreciation of property, plant and equipment for Factory No. 3, whose operations were temporarily suspended due to relocation in fiscal year 2013, offset by an amount of $196,260 of depreciation of property, plant and equipment for Factory No. 10 and 11, whose operations were temporarily suspended in the third quarter of fiscal year 2014 due to enhancement projects carried out for our transmission channels and ducts in fiscal year 2014 compared to previous year in which the depreciation was classified as cost of goods sold.

Gain on relocation of factory. Gain on relocation of factory was $2,501,336 for the fiscal year 2013. In late September 2013, the Transportation Bureau of Dongying City and other local government agencies requested the requisition of land where the original Factory No. 3 was located for railway construction.

Other Operating Income. Other operating income for the fiscal year 2014 represented the sales of wastewater to some of our customers in the amount of $468,878. The other operating income was $587,573 for the fiscal year 2013, which represented (i) a sum of $416,481for sales of wastewater and (ii) a sum of $171,092 for insurance compensation received in 2013 for legal fees incurred in 2012.

Income from Operations. Income from operations was $23,818,221 for the fiscal year 2014 (or 21% of net revenue), a decrease of $4,625,271 (or approximately 16%) over income from operations for the fiscal year 2013. The decrease resulted primarily from the decrease in the demand for our bromine and crude salt segments products and we recognized gain on the relocation of original Factory No.3 in the amount of $2,501,336 for the fiscal year 2013.

	Income from Operations by Segment
	Year Ended December 31, 2014		Year Ended December 31, 2013
		Percent of total		Percent of total
Segment:
Bromine	$9,500,428	38%	$13,152,092	43%
Crude Salt	$719,226	3%	$3,831,272	13%
Chemical Products	$14,432,851	59%	$13,371,119	44%
Income from operations before corporate costs	$24,652,505	100%	$30,354,483	100%
Corporate costs	$(834,284)		$(1,910,990)
Income from operations	$23,818,221		$28,443,493

Bromine segment

Income from operations from our bromine segment was $9,500,428 for the fiscal year 2014, a decrease of $3,651,664 (or approximately 28%) compared to the same period in 2013. This significant decrease resulted primarily from the decrease in selling price (approximately $2.3 million) as a result of the PRC government’s macro-economic tightening policy and gain on the relocation of original Factory No.3 of approximately $2.0million for fiscal year 2013, which was partially offset by the decrease in the purchase price of raw materials.

Crude salt segment

Income from operations from our crude salt segment was $719,226 for the fiscal year 2014, a decrease of $3,112,046 (or approximately 81%) as compared to the same period in 2013. This significant decrease was mainly due to the decrease in the average selling price (approximately $3.1 million).

Chemical products segment

Income from operations from our chemical products segment was $14,432,851 for the fiscal year 2014, an increase of $1,061,732 (or approximately 8%) over same period in 2013. This increase was primarily due to the increase in demand for our oil and gas exploration additives and the increase selling price of pesticides manufacturing additive, which was partially offset by the decrease in purchase of raw material.

Other Income, Net. Other income, net ,which represent bank interest income, net of capital lease interest expense was $279,589 for the fiscal year 2014, an increase of $148,041 (or approximately113%) as compared to the same period in 2013, mainly due to a higher average bank balance held during the fiscal year 2014 compared to the same period in 2013.

Net Income. Net income was $17,871,795 for the fiscal year 2014, a decrease of $3,095,562 (or approximately 15%) as compared to the same period in 2013. This decrease was primarily attributable to the decrease in the selling price of bromine and crude salt.

Effective Tax Rate. Our effective tax rates for the fiscal years 2014 and 2013 were 26% and 27%, respectively. The effective tax rate for the fiscal year 2014 of 26% differs from the PRC statutory income tax rate of 25% due to change in valuation allowance related to the US federal net operating loss incurred by the Company (contributed 1% gap). The effective tax rate for the fiscal year 2013 of 27% differs from the PRC statutory income tax rate of 25% due to (i) the change in valuation allowance related to the US federal net operating loss incurred by the Company (contributed 1% gap). and (ii) non-deductible expense in connection with the unrealized exchange loss for the Company (contributed 1% gap).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, cash and cash equivalents were $146,585,601 as compared to $107,828,800 as of December 31, 2013.  The components of this increase of $38,756,801 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2014	2013
Net cash provided by operating activities	$46,573,777	$40,151,272
Net cash provided by (used in) investing activities	$(7,181,203)	$37,869
Net cash used in financing activities	$(366,534)	$(302,497)
Effects of exchange rate changes on cash and cash equivalents	$(269,239)	$2,701,121
Net cash inflow /(outflow)	$38,756,801	$42,587,765

For the fiscal years 2014 and 2013, we met our working capital and capital investment requirements mainly by using cash flows from operations and cash on hand.

Net Cash Provided by Operating Activities

During the years ended December 31, 2014 and 2013, we had positive cash flow from operating activities of $46.6 million and $40.2 million respectively, primarily attributable to net income.

During the year ended December 31, 2014, cash flow from operating activities of $46.6 million exceeded our net income of $17.9 million due to non-cash charges in the amount of $29.3 million, mainly in the form of depreciation and amortization of property, plant and equipment, write-off/impairment on property, plant and equipment and amortization of prepaid expenses; partially offset by cash used in working capital of $0.6 million, which mainly consisted of decrease in accounts payable and accrued expenses and tax payable, partially offset by the decrease in accounts receivable.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
		% of total		% of total
Aged 1-30 days	$9,323,910	22%	$11,694,338	26%
Aged 31-60 days	$9,974,381	24%	$11,199,632	25%
Aged 61-90 days	$8,631,203	20%	$10,256,456	23%
Aged 91-120 days	$9,188,133	22%	$8,687,636	19
Aged 121-150 days	$4,880,235	12%	$3,047,293	7
Total	$41,997,862	100%	$44,885,355	100%

The overall accounts receivable balance as of December 31, 2014 decreased by $2,887,493 (or 6%), as compared to those as of December 31, 2013. Such increase is mainly attributable to the decrease in net revenues as a result of the decrease selling price of bromine and crude salt segments. We are not aware of any allowances for doubtful debts required for the fiscal year 2014 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. For the balances of accounts receivable as of December 31, 2014 aged more than 90 days, 84 % was settled in the two months ended February 28, 2015.

Inventory

Our inventory consists of the following:

	December 31, 2014		December 31, 2013
		Percent of total		Percent of total
Raw materials	$625,160	11.7%	$651,810	12.3%
Finished goods	$4,746,163	88.4%	$4,656,814	87.8%
	5,371,323	100.1%	5,308,624	100.1%
Allowance for obsolete and slowing-moving inventory	$(3,455)	(0.1%)	$(6,629)	(0.1%)
Total	$5,367,868	100.0%	$5,301,995	100.0%

The net inventory levels as of December 31, 2014 increased by $65,873 (or 1%), as compared to the net inventory levels as of December 31, 2013.

Raw materials decreased by 4% as of December 31, 2014 as compared to December 31, 2013. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. As a result, we concluded that all of our raw materials as of December 31, 2014 are fully realizable for production of finished goods with no write down necessary.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials. There is no loss over time and a stable market price exists with a positive gross profit margin of 35% for the fiscal year 2014 (33% for fiscal year 2013). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. Although the gross profit margin for the fiscal year 2014 remains 25%, the same as in fiscal year 2013, we anticipate that the price in fiscal year of 2015 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne decreased from $40.45 for the fiscal year 2013 to $31.43 for the same period in 2014. In the same period, gross profit also decreased from 31% for the fiscal year 2013 to 15% for the same period in 2014. If the selling price continues to decrease, there will be an impact on our crude salt realization value.

Net Cash provided by (Used In) Investing Activities

In the fiscal year 2014, we used approximately $0.66 million cash for the payment of land leases. In the same period, we also used approximately $6.46 million cash in the third phase enhancement project related to the protective shells to transmission channels and ducts in Factory No. 10 and 11.

In the fiscal year 2013, we received compensation proceeds of approximately $3.9 million from the Transportation Bureau of Dongying City and other local government agencies for the requisition of land where the original Factory No.3 was located for railway construction..

In the fiscal year 2013, we used approximately $0.6 million for the prepayment of land leases.

We also used approximately $3.2 million for the construction of our new Factory No.3 due to the resumption of leased land by the Transportation Bureau of Dongying City and other local government agencies for railway construction.

The above investing activities were financed by the opening cash balances as of December 31, 2013 and cash generated from operation during the fiscal year 2014.

Net Cash Used In Financing Activities

In the fiscal year 2014, we repaid approximately $0.3 million for our capital lease obligation and used another $0.06 million to repurchase 53,550 shares of common stock of the Company under the approval of the Board of Directors.

We repaid approximately $0.3 million for our capital lease obligation for the fiscal year 2013.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

Working capital was approximately $186.0 million at December 31, 2014 as compared to approximately $146.8 million at December 31, 2013. The increase was mainly attributable to the cash provided by operating activities and the decrease in tax payable during the fiscal year 2014.

We had available cash of approximately $146.6 million at December 31, 2014, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future.

In the future we intend to focus our efforts on the activities of SCHC, SYCI and SCRC as these segments continue to expand within the Chinese market.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2014 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 19 - Capital Commitment and Operating Lease Commitments.”

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

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 – F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-25

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gulf Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 2014 and 2013 listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2014 and 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 13, 2015

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
	2014		2013
Current Assets
Cash		$146,585,601	$107,828,800
Accounts receivable		41,997,862	44,885,354
Inventories		5,367,868	5,301,995
Prepayments and deposits		86,301	4,583
Prepaid land leases		51,024	50,548
Other receivables		38,272	-
Deferred tax assets		864	1,657
Total Current Assets		194,127,792	158,072,937
Non-Current Assets
Property, plant and equipment, net		124,350,781	146,400,436
Property, plant and equipment under capital leases, net		1,339,602	1,701,328
Prepaid land leases, net of current portion		733,560	753,928
Deferred tax assets		2,430,417	2,316,176
Total non-current assets		128,854,360	151,171,868
Total Assets		$322,982,152	$309,244,805

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$4,004,728	$5,645,831
Retention payable		326,959	209,126
Capital lease obligation, current portion		205,128	202,392
Taxes payable		3,545,429	5,248,486
Total Current Liabilities		8,082,244	11,305,835
Non-Current Liabilities
Capital lease obligation, net of current portion		2,826,495	2,943,878
Total Liabilities		$10,908,739	$14,249,713

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 38,911,014 and 38,765,201 shares issued; and 38,672,865 and 38,580,602 shares outstanding as of December 31, 2014 and 2013, respectively		19,456	19,383
Treasury stock; 238,149 and 184,599 shares as of December 31, 2014 and 2013		(561,728)	(500,000)
Additional paid-in capital		80,380,008	80,033,981
Retained earnings unappropriated		183,480,402	166,421,427
Retained earnings appropriated		18,078,392	17,265,572
Cumulative translation adjustment		30,676,883	31,754,729
Total Stockholders’ Equity		312,073,413	294,995,092
Total Liabilities and Stockholders’ Equity		$322,982,152	$309,244,805

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Years Ended December 31,
	2014	2013
NET REVENUE
Net revenue	$113,660,331	$118,391,783

OPERATING EXPENSES / INCOME
Cost of net revenue	(81,737,610)	(84,209,136)
Sales, marketing and other operating expenses	(105,588)	(96,372)
Research and development cost	(134,292)	(140,445)
Exploration cost	(488,880)	-
Write-off / Impairment on property, plant and equipment	(673,705)	(27,964)
Loss from disposal of property, plant and equipment	(9,866)	-
General and administrative expenses	(7,161,047)	(8,563,282)
Gain on relocation of factory	-	2,501,336
Other operating income	468,878	587,573
	(89,842,110)	(89,948,290)

INCOME FROM OPERATIONS	23,818,221	28,443,493

OTHER INCOME (EXPENSES)
Interest expense	(203,296)	(208,250)
Interest income	482,885	339,798
	279,589	131,548
INCOME BEFORE TAXES	24,097,810	28,575,041

INCOME TAXES	(6,226,015)	(7,607,683)

NET INCOME	$17,871,795	$20,967,358

COMPREHENSIVE INCOME:
NET INCOME	17,871,795	20,967,358
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	(1,077,846)	9,258,450

COMPREHENSIVE INCOME	$16,793,949	$30,225,808

EARNINGS PER SHARE
BASIC	$0.46	$0.55
DILUTED	$0.46	$0.54

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	38,694,567	38,395,921
DILUTED	39,260,627	38,827,330

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013
(Expressed in U.S. dollars)

	Common stock
	Number	Number	Number			Additional	Retained	Retained	Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	translation
	issued	outstanding	stock	Amount	stock	capital	appropriated	unappropriated	adjustment	Total
				$	$	$	$	$	$	$
BALANCE AT JANUARY 1, 2013	38,552,070	38,367,471	184,599	19,276	(500,000)	79,489,188	15,973,887	146,745,754	22,496,279	264,224,384
Translation adjustment	-	-	-	-	-	-	-	-	9,258,450	9,258,450
Common stock issued for exercising stock options	213,131	213,131	-	107	-	(107)	-	-	-	-
Issuance of stock options to employees	-	-	-	-	-	544,900	-	-	-	544,900
Net income for year ended December 31, 2013	-	-	-	-	-	-	-	20,967,358	-	20,967,358
Transfer to statutory common reserve fund	-	-	-	-	-	-	1,291,685	(1,291,685)	-	-
BALANCE AT DECEMBER 31, 2013	38,765,201	38,580,602	184,599	19,383	(500,000)	80,033,981	17,265,572	166,421,427	31,754,729	294,995,092
BALANCE AT JANUARY 1, 2014	38,765,201	38,580,602	184,599	19,383	(500,000)	80,033,981	17,265,572	166,421,427	31,754,729	294,995,092
Translation adjustment	-	-	-	-		-	-	-	(1,077,846)	(1,077,846)
Common stock repurchased	-	(53,550)	53,550		(61,728)	-	-	-	-	(61,728)
Cashless exercise of stock options	145,813	145,813	-	73	-	(73)	-	-	-	-
Issuance of stock options to employees	-	-	-	-	-	346,100	-	-	-	346,100
Net income for year ended December 31, 2014	-	-	-	-	-	-	-	17,871,795	-	17,871,795
Transfer to statutory common reserve fund	-	-	-	-	-	-	812,820	(812,820)	-	-
BALANCE AT DECEMBER 31, 2014	38,911,014	38,672,865	238,149	19,456	(561,728)	80,380,008	18,078,392	183,480,402	30,676,883	312,073,413

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,871,795	$20,967,358
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	202,656	207,393
Amortization of prepaid land leases	680,551	660,002
Depreciation and amortization	27,642,222	27,460,693
Allowance for obsolete and slow-moving inventories	(3,174)	(21,265)
Write-off / Impairment loss on property, plant and equipment	673,705	27,964
Loss from disposal of property, plant and equipment	9,866	-
Gain on relocation of factory	-	(2,501,336)
Demolition expenditure net off against gain on relocation of factory	-	(1,059,965)
Currency translation adjustment on inter-company balances	(92,412)	774,405
Deferred tax asset	(121,436)	5,502
Stock-based compensation expense	346,100	544,900
Changes in assets and liabilities:
Accounts receivable	2,751,676	(7,777,332)
Inventories	(84,777)	879,952
Prepayment and deposits	(80,673)	(4,583)
Accounts payable and accrued expenses	(1,616,195)	(1,057,016)
Retention payable	117,905	(1,233,988)
Other receivables	(38,272)	18,000
Taxes payable	(1,685,760)	2,260,588
Net cash provided by operating activities	46,573,777	40,151,272

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of prepaid land leases	(664,106)	(638,076)
Proceeds from sales of property, plant and equipment	21,514	143
Purchase of property, plant and equipment	(6,538,611)	(3,192,681)
Compensation proceeds received	-	3,868,483
Net cash provided by (used in) investing activities	(7,181,203)	37,869

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(61,728)	-
Repayment of capital lease obligation	(304,806)	(302,497)
Net cash used in financing activities	(366,534)	(302,497)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(269,239)	2,701,121
NET INCREASE IN CASH AND CASH EQUIVALENTS	38,756,801	42,587,765
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	107,828,800	65,241,035
CASH AND CASH EQUIVALENTS - END OF YEAR	$146,585,601	$107,828,800

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$7,604,071	$5,605,116
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon cashless exercise of options	$73	$107

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

(f)           Accounts Receivable and Allowance of Doubtful Accounts

Accounts receivable is stated at cost, net of allowance for doubtful accounts. The normal credit term extended to customers ranges between 90 and 180 days. The company reviews all receivables that exceed the term. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and the Company considers the historical level of credit losses. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments within credit term provided, a larger allowance may be required.

As of December 31, 2014 and 2013, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2014 and 2013.

(g)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $146,585,601 and $107,828,800 with these institutions as of December 31, 2014 and 2013, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition. About 66.5% and 73.9% of the balances of accounts receivable as of December 31, 2014 and December 31, 2013, respectively, were outstanding for those which are 90 days old or less. For the balances of accounts receivable aged more than 90 days as of December 31, 2014, 84% were settled in the two months ended February 28, 2015.

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

(i)            Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Expenditures for new facilities or equipment, and major expenditures for betterment of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs less 5% residual value over the estimated productive lives. All other ordinary repair and maintenance costs are expensed as incurred.

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

For the year ended December 31, 2014, certain property, plant and machinery, with net book values of $673,705, respectively, were replaced during the third phase enhancement project to protective shells for transmission channels and ducts for Factory No 10 and 11, write-offs of the same amounts, were made and included in write-off/impairment on property, plant and equipment.

There is no impairment loss in fiscal year 2014.

(l)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due. The Company’s contributions totaled $707,086 and $495,894 for the years ended December 31, 2014 and 2013, respectively.

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

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated comprehensive income. The statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods as part of general and administrative expense. Included in the general and administrative expense is a foreign exchange gain of $92,412 and a foreign exchange loss of $774,405 for the years ended December 31, 2014 and 2013. The statement of cash flows is translated at average rates during the reporting period, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

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

(s)           Exploration Costs

Exploration costs, which included the cost of researching appropriate places to drill wells and the cost of actual drilling of potential natural brine or other resources, were charged to the income statement as incurred. The company incurred total $488,880 exploration cost during the fiscal year 2014.

(t)           Contingencies

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

(u)           Stock-based Compensation

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

(v)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 2,175,088 and 3,473,441 shares for the years ended December 31, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2014	2013
Numerator
Net income	$17,871,795	$20,967,358

Denominator
Basic: Weighted-average common shares outstanding during the year	38,694,567	38,395,921
Add: Dilutive effect of stock options	566,060	431,409
Diluted	39,260,627	38,827,330

Net income per share
Basic	$0.46	$0.55
Diluted	$0.46	$0.54

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(w)           New Accounting Pronouncements

As of December 31,2014 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements. As of December 31, 2014, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements through 2016.

NOTE 2 – INVENTORIES

Inventories consist of:

	As of December 31,
	2014	2013

Raw materials	$625,160	$651,810
Finished goods	4,746,163	4,656,814
Allowance for obsolete and slow-moving inventories	(3,455)	(6,629)
	$5,367,868	$5,301,995

NOTE 3 – PREPAID LAND LEASE

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the year ended December 31, 2014, amortization of prepaid land lease totaled $680,551, which was recorded as cost of net revenue.

During the year ended December 31, 2013, amortization of prepaid land lease totaled $660,002, which was recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships.  Such parcels of land are collectively owned by local townships and accordingly, the Company could not obtain land use rights certificates on these parcels of land.  The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 59.39 square kilometers of aggregate carrying value of $742,820 and approximately 59.39 square kilometers square meters of aggregate carrying value of $761,496 as at December 31, 2014 and 2013, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of December 31,
	2014	2013
At cost:
Mineral rights	$6,506,668	$6,530,158
Buildings	53,231,127	53,343,419
Plant and machinery	177,485,689	172,842,611
Motor vehicles	9,389	9,423
Furniture, fixtures and office equipment	4,884,991	4,902,627
Total	242,117,864	237,628,238
Less: accumulated depreciation and amortization	(117,767,083)	(91,227,802)
Net book value	$124,350,781	$146,400,436

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings and salt pans as the Company could not obtain land use rights certificates on the underlying parcels of land. The Company could not obtain property ownership certificates covering certain properties of aggregate carrying value of $37,219,221 and $39,565,302 as at December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, depreciation and amortization expense totaled $27,287,976 of which $25,811,070 and $1,476,906 were recorded as cost of net revenue and administrative expenses, respectively.

During the year ended December 31, 2013, depreciation and amortization expense totaled $27,109,455 of which $25,311,885 and $1,797,570 were recorded as cost of net revenue and administrative expenses, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

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

In the third quarter of 2014, the Company incurred enhancement works in Factories No. 10 and 11 at costs of approximately $6,424,406 to the protective shells to transmission channels and ducts. The above enhancement projects have estimated useful lives of 5 to 8 years and are capitalized as buildings and plant and machinery.

For the years ended December 31, 2014 and 2013, ordinary repair and maintenance expenses were $1,050,204 and $1,566, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	As of December 31,
	2014	2013
At cost:
Buildings	$134,489	$134,975
Plant and machinery	2,528,007	2,537,133
Total	2,662,496	2,672,108
Less: accumulated depreciation and amortization	(1,322,894)	(970,780)
Net book value	$1,339,602	$1,701,328

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2014, depreciation and amortization expense totaled $354,246, which was recorded as cost of sales.

During the year ended December 31, 2013, depreciation and amortization expense totaled $351,238, which was recorded as cost of sales.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2014	2013

Accounts payable	$3,181,465	$3,998,660
Salary payable	234,932	212,138
Social security insurance contribution payable	89,232	57,674
Price adjustment funds	-	861,071
Other payables	499,099	516,288
Total	$4,004,728	$5,645,831

NOTE 7 – DUE TO A RELATED PARTY AND RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five stories of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. The cost of the five stories of the commercial building was valued by an independent appraiser on September 17, 2012 to its fair value and recorded as property, plant and equipment. The Company commenced using the property as the new headquarters for the office in early January, 2013. During the fiscal year 2013, the Company entered into an agreement with the Seller to provide property management services for an annual amount of $100,704 for five years from January 1, 2013 to December 31, 2017. The company recorded in general and administrative expense an amount of $100,704 in the year ended December 31, 2014 and 2013.

During the fiscal year 2014 and 2013, the Company borrowed $459,974 and $905,449, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2014	2013

Income tax payable	$1,388,341	$2,653,168
Mineral resource compensation fee payable	292,026	300,856
Value added tax payable	724,915	1,079,143
Land use tax payable	949,544	952,972
Other tax payables	190,603	262,347
Total	$3,545,429	$5,248,486

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	As of December 31,
	Interest rate	2014	2013
Total capital lease obligations	6.7%	$3,031,623	$3,146,270
Less: Current portion		(205,128)	(202,392)
Capital lease obligations, net of current portion		$2,826,495	$2,943,878

Interest expense from capital lease obligations amounted to $202,656 and $207,393, which were charged to the income statements for the year ended December 31, 2014 and 2013. See Note 19 for future minimum lease payments disclosure.

NOTE 10 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s comment stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock and accordingly 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheet as of December 31, 2014.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC and SYCI are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of December 31, 2014 for SCHC and SYCI is 38% and 50% of its registered capital, respectively.

NOTE 11 – TREASURY STOCK

In December 2014, the Company repurchased 53,550 shares of common stock of the Company at an average price of $1.15 per share for a total cost of $61,728 under the approval of the Board of Directors. The Company recorded the entire purchase price of the treasury stock as a reduction of equity.

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan, the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. As of December 31, 2014, the number of shares of the Company’s common stock available for issuance is 843,489.

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

On May 7, 2013, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.06 per share and the options vested immediately. The options were valued at $3,700 fair value, with assumed 63.30% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.16% and no dividend yield.

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

On November 10, 2014, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.39 per share and the options vested immediately. The options were valued at $4,600 fair value, with assumed 65.49% volatility, a three-year expiration term with expected tenor of 1.50 years, a risk free rate of 0.32% and no dividend yield.

On November 19, 2014, the Company granted to 20 management staff options to purchase 685,000 shares of the Company’s common stock, respectively, at an exercise price of $0.978 per share and the options vested immediately. The options were valued at $311,500 fair value, respectively, with assumed 63.20% volatility, a four-year expiration term with expected tenor of 2 years, a risk free rate of 0.52% and no dividend yield.

During the year ended December 31, 2013, 213,131 shares of common stock were issued upon cashless exercise of 344,000 options.

During the year ended December 31, 2014, 145,813 shares of common stock were issued upon cashless exercise of 223,000 options.

NOTE 12 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2013 and December 31, 2014.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, December 31, 2012	1,974,471	$4.00	$0.95 - $12.60
Granted and vested during the year ended December 31, 2013	853,000	$0.98	$0.95 - $2.12
Exercised during the year ended December 31, 2013	(344,000)	$0.95	$0.95
Expired during the year ended December 31, 2013	(12,500)	$10.43	$10.43
Balance, December 31, 2013	2,470,971	$3.36	$0.95 - $12.60
Granted and vested during the year ended December 31, 2014	735,000	$1.05	$0.98 - $2.55
Exercised during the year ended December 31, 2014	(223,000)	$0.95	$0.95
Expired during the year ended December 31, 2014	(238,971)	$9.56	$2.41 - $12.00
Balance, December 31, 2014	2,744,000	$2.38	$0.95 - $12.60

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average	Weighted Average
	Outstanding		Remaining	Exercise Price of
	at December 31, 2014	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	2,744,000	$0.95 - $12.60	1.95	$2.38

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2014 was $345,652.

The total intrinsic value of options exercised during the year ended December 31, 2014 and 2013 was $400,954 and $542,202.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2014 and 2013, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended 31 December 31, 2014 and 2013.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the years.  The applicable statutory tax rates for the years ended December 31, 2014 and 2013 are 16.5%.

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

As of December 31, 2014 and 2013, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC are $242,440,917 and $225,003,631, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2014 and 2013, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of December 31, 2014 and 2013, the unrecognized WHT are $11,008,938 and $10,133,056, respectively.

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

The components of the provision for income taxes from continuing operations are:

	Years ended December 31,
	2014	2013

Current taxes – PRC	$6,226,000	$7,607,050
Deferred tax – PRC	15	633
	$6,226,015	$7,607,683

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2014	2013

Statutory income tax rate	25%	25%
Non-deductible items	-	1%
Change in valuation allowance	1%	1%
Effective tax rate	26%	27%

As of December 31, 2014 and 2013, the Company had US federal net operating loss (“NOL”) of approximately $27.6 million and $26.5 million available to offset against future federal income tax liabilities, respectively.  NOL can be carried forward up to 15 years from the year the loss is incurred. NOL of approximately $12.0 million expired at the beginning of 2014. The Company believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$864	$1,657
Impairment on property, plant and equipment	477,427	479,151
Exploration costs	1,952,990	1,837,025
Repair and maintenance costs	-	-
Property, plant and equipment	-	-
Property, plant and equipment under capital leases	-	-
Compensation costs of unexercised stock options	1,427,296	2,053,310
US federal net operating loss	9,692,379	9,272,734
Total deferred tax assets	13,550,956	13,643,877
Valuation allowance	(11,119,675)	(11,326,044)
Net deferred tax asset	$2,431,281	$2,317,833

Current deferred tax asset	$864	$1,657
Long-term deferred tax asset	$2,430,417	$2,316,176

The increases in valuation allowance for the years ended December 31, 2013 was $706,731.

The decreases in valuation allowance for the years ended December 31, 2014 was $206,369.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2014 and 2013.

NOTE 14 – BUSINESS SEGMENTS

The Company has three reportable segments:  bromine, crude salt and chemical products. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker.

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, certain corporate costs and other income not associated with the operations of the segment. These corporate costs (income) are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. All intersegment transactions have been eliminated. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. All the customers are located in PRC.

Year Ended December 31, 2014	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$57,949,824	$10,752,226	$44,958,281	$113,660,331	$-	$113,660,331
Net revenue (intersegment)	3,013,295	-	-	3,013,295	-	3,013,295
Income (loss) from operations before taxes	9,500,428	719,226	14,432,851	24,652,505	(834,284)	23,818,221
Income taxes	2,214,988	370,974	3,640,053	6,226,015	-	6,226,015
Income (loss) from operations after taxes	7,285,440	348,252	10,792,798	18,426,490	(834,284)	17,592,206
Total assets	195,539,637	51,632,485	75,748,241	322,920,363	61,789	322,982,152
Depreciation and amortization	18,011,790	6,076,042	3,554,390	27,642,222	-	27,642,222
Capital expenditures	5,414,738	1,123,873	-	6,538,611	-	6,538,611

Year Ended December 31, 2013	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$60,488,886	$13,790,128	$44,112,769	$118,391,783	$-	$118,391,783
Net revenue (intersegment)	2,947,350	-	-	2,947,350	-	2,947,350
Income (loss) from operations before taxes	13,152,092	3,831,272	13,371,119	30,354,483	(1,910,990)	28,443,493
Income taxes	3,459,256	785,879	3,362,548	7,607,683	-	7,607,683
Income (loss) from operations after taxes	9,692,836	3,045,393	10,008,571	22,746,800	(1,910,990)	20,835,810
Total assets	181,490,011	61,138,301	66,479,395	309,107,707	137,098	309,244,805
Depreciation and amortization	17,384,351	6,547,844	3,528,498	27,460,693	-	27,460,693
Capital expenditures	2,780,023	406,586	6,072	3,192,681	-	3,192,681
Write-off / Impairment	24,503	3,247	214	27,964	-	27,964

NOTE 14 – BUSINESS SEGMENTS – Continued

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Years ended December 31,
Reconciliations	2014	2013

Total segment operating income	$24,652,505	$30,354,483
Corporate costs	(834,284)	(1,910,990)
Income from operations	23,818,221	28,443,493
Other income	279,589	131,548
Income before taxes	$24,097,810	$28,575,041

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$8,519	$2,576	$6,477	$17,572	15.5%
TOTAL		$8,519	$2,576	$6,477	$17,572	15.5%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2013.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$6,955	$3,520	$4,556	$15,031	12.7%
TOTAL		$6,955	$3,520	$4,556	$15,031	12.7%

NOTE 15 – MAJOR SUPPLIERS

 During the year ended December 31, 2014, the Company purchased 89.4% of its raw materials from its top five suppliers.  At December 31, 2014, amounts due to those suppliers included in accounts payable were $2,794,998.  During the year ended December 31, 2013, the Company purchased 87.6% of its raw materials from its top five suppliers.  At December 31, 2013, amounts due to those suppliers included in accounts payable were $3,550,572.

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2014, the Company sold 43.3% of its products to its top five customers. At December 31, 2014, amount due from these customers were $23,035,195. During the year ended December 31, 2013, the Company sold 40.1% of its products to its top five customers. At December 31, 2013, amount due from these customers were $21,576,892.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2014 and 2013.

NOTE 18 –RESEARCH AND DEVELOPMENT EXPENSES

The total research and development expenses recognized in the income statements during the years ended December 31, 2014 and 2013 were $134,292 and $140,445, respectively, of which the consumption of bromine produced by the company amounted to $34,677 and $36,158, respectively.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of December 31, 2014, the Company leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of December 31, 2014.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

The following table sets forth the Company’s contractual obligations as of December 31, 2014:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees	Exploration Project Expenditure
Payable within:
the next 12 months	$306,758	$985,865	$101,958	$326,860
the next 13 to 24 months	306,758	1,004,970	101,958	-
the next 25 to 36 months	306,758	1,027,958	101,958	-
the next 37 to 48 months	306,758	1,048,933	-	-
the next 49 to 60 months	306,758	1,074,029	-	-
thereafter	3,374,339	20,890,533	-	-
Total	$4,908,129	$26,032,288	$305,874	$326,860
Less: Amount representing interest	(1,876,506)
Present value of net minimum lease payments	$3,031,623

Rental expenses related to operating leases of the Company amounted to $978,047 and $951,465 were charged to the income statements for the years ended December 31, 2014 and 2013, respectively.

NOTE 20 – SUBSEQUENT EVENTS

In order to increase the Company’s profit margins, produce more consistent and reliable earnings and lessen dependence on the economically sensitive bromine industry, on January 12, 2015, the Company entered into an Equity Interest Transfer Agreement (the “Agreement”) with Shouguang City Rongyuan Chemical Co, Ltd. (“SCRC”) and its shareholders, pursuant to which SCHC shall, upon closing, acquire SCRC and all rights, title and interest in and to all assets owned by SCRC, a leading manufacturer of materials for human and animal antibiotics in China and other parts of Asia.

In consideration for SCRC, SCHC shall pay $66.2 million in cash and issue approximately 7.27 million shares of common stock at a price of $2.00 per share, which represents a 73% premium over the previous 10 day closing price. Total consideration for the purchase of SCRC is approximately $80.8 million.

On February 4, 2015 the Company closed the transactions contemplated by the Agreement between the Company, SCHC and SCRC.

On the Closing Date, the Company issued 7,268,011shares of its common stock, par value $0.0005 per share (the “Shares”), at a price of $2.00 per Share, to the four former equity owners of SCRC. The issuance of the Shares was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended. On the Closing Date, the Company entered into a lock-up agreement with the four former equity owners of SCRC. In accordance with the terms of the lock-up agreement, the shareholders have agreed not to sell or transfer the Shares for five years from the date the stock certificates evidencing the Shares are issued.

As the initial accounting for the acquisition of SCRC is incomplete at the time the financial statements are issued, supplemental pro forma information as required by FASB ASC 805-10-50-2(h) is not available for disclosure.

On January, 30, 2015, the Company announced that the company has found natural gas resources under its bromine well in Sichuan area. The company will hire a third party to conduct a survey of the geological structure and complexity analysis and the economics of the natural gas under this well. The Company is in the final stage of discussion with the expert company to finalize the service agreement.

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets
	As of December 31,
	2014	2013

Current Assets
Prepayments and deposits	$4,586	$4,583
Total Current Assets	4,586	4,583
Non-Current Assets
Interests in subsidiaries	258,919,660	241,210,655
Amounts due from group companies	55,117,354	55,647,841
Total non-current assets	314,037,014	296,858,496
Total Assets	$314,041,600	$296,863,079

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$322,694	$333,852
Amounts due to group companies	1,645,493	1,534,135
Total Liabilities	$1,968,187	$1,867,987

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 38,911,014 and 38,765,201 shares issued; and 38,672,865 and 38,580,602 shares outstanding as of December 31, 2014 and 2013, respectively	19,456	19,383
Treasury stock; 238,149 and 184,599 shares as of December 31, 2014 and 2013	(561,728)	(500,000)
Additional paid-in capital	80,380,008	80,033,981
Retained earnings unappropriated	183,480,402	166,421,427
Retained earnings appropriated	18,078,392	17,265,572
Cumulative translation adjustment	30,676,883	31,754,729
Total Stockholders’ Equity	312,073,413	294,995,092
Total Liabilities and Stockholders’ Equity	$314,041,600	$296,863,079

Condensed Statements of Income
	Years Ended December 31,
	2014	2013

OPERATING (EXPENSES) INCOME
General and administrative expenses	$(914,502)	$(1,297,200)
Other operating income	-	171,092
TOTAL OPERATING EXPENSES	(914,502)	(1,126,108)
OTHER EXPENSES
Interest expense	(554)	(745)
TOTAL OTHER EXPENSES	(554)	(745)
TOTAL EXPENSES	(915,056)	(1,126,853)
Equity in net income of subsidiaries	18,786,851	22,094,211
INCOME BEFORE TAXES	17,871,795	20,967,358
INCOME TAXES	-	-
NET INCOME	$17,781,795	$20,967,358

S-1

Condensed Statements of Cash Flows
	Years Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,871,795	$20,967,358
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in unconsolidated subsidiaries	(18,786,851)	(22,094,211)
Stock-based compensation expense	346,100	544,900
Changes in assets and liabilities:
Prepayment and deposits	(3)	(4,583)
Other payables and accrued expenses	(11,158)	(337,522)
Net cash used in operating activities	(580,117)	(924,059)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from / (to) group companies	641,845	924,059)
Repurchase of common stock	(61,728)	-
Net cash provided by financing activities	580,117	924,059
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-
CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$-

Notes:

(i)	Basis of presentation
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

As of December 31, 2014, the Company itself has no purchase commitment, capital commitment and operating lease commitment for the condensed parent-company-only financial statements.

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

S-2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure   We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission(2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Base on such evaluation our CEO and CFO have concluded that, as of December 31, 2014, our internal controls over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2015 annual meeting of stockholders (the “2015 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2015 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions, and Director Independence” and “Election of Directors — Board Meetings and Committees” in the 2015 Proxy Statement and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Audit Committee Report” in the 2015 Proxy Statement and incorporated herein by reference.

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
10.15 10.16
Acquisition Agreement, dated January 12, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2015.

Lock-Up Agreement, dated February 4, 2015 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2008.

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: March 13, 2015	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 13, 2015
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 13, 2015
Min Li	Chief Financial Officer

/s/ Ming Yang		March 13, 2015
Ming Yang	Director

/s/ Naihui Miao		March 13, 2015
Naihui Miao	Director

/s/ Tengfei Zhang		March 13, 2015
Tengfei Zhang	Director

/s/ Yang Zou		March 13, 2015
Yang Zou	Director

/s/ Nan Li		March 13, 2015
Nan Li	Director

/s/ Shi Tong Jiang		March 13, 2015
Shi Tong Jiang	Director