Form 10-K/A
period 2014-12-31
GULF RESOURCES, INC.
filed 2015-04-29
CIK 885462

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

As of April 27, 2015, the registrant had outstanding 46,179,025 shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Gulf Resources, Inc. (together with its wholly-owned subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2014 (the “2014 Annual Report”) is being filed to amend the 2014 Annual Report to include in the 2014 Annual Report the information in Items 10, 11, 12, 13, and 14 of Form 10-K and updates to the Exhibits Index.

This Amendment No. 1 does not affect any other portion of the 2014 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 13, 2014, the filing date of the 2014 Annual Report. Unless otherwise indicated herein, each capitalized term used and not defined herein shall have the meaning ascribed to such term in the 2014 Annual Report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors is currently composed of seven (7) persons identified below:

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Ming Yang	48	Chairman of the Board of Director	December 2006
Xiaobin Liu	47	Chief Executive Officer and Director	March 2009
Naihui Miao	47	Secretary, Chief Operating Officer and Director	January 2006
Yang Zou (1)(3)	44	Independent Director	March 2011
Nan Li (1) (2)	31	Independent Director	November 2010
Shitong Jiang (1) (2)(3)	47	Independent Director	April 2008
Tengfei Zhang (2)(3)	48	Independent Director	June 2011

(1) Serves as a member of the Audit Committee.
(2) Serves as a member of the Compensation Committee.
(3) Serves as a member of the Nominating and Corporate Governance Committee.

Ming Yang, Chairman of the Board of Director – Mr. Yang has served as Chairman of Shouguang Vegetable Industry Group, Inc. since 2013. In addition, he has served as Chairman of Shouguang City Yuxin Chemical Company Limited since July 2000. Since May 2005, Mr. Yang has served as Chairman of Shouguang City Haoyuan Chemical Company Limited, Shouguang City He Mao Yuan Bromize Company Limited, and Shouguang City Qing River Real Estate Construction Company.  He was nominated as director of Qinghe Oil Field Office in 1993, where he managed operations. In 1997 he was appointed Chairman and General Manager of Shouguang Qinghe Shiye LLC and during the next three years its profits doubled. He took the position of general manager of Shouguang City Yu Xin Chemical Industry Co., Ltd. in 2000. During his stay, he focused on quality management and technology progress, which led to a 100 percent success rate of all products. He also helped the company successfully pass the ISO certification and become a private high-tech enterprise. In 2005 he was appointed to the position of Chairman, where he has helped the company to become a leading producer of bromine and crude salt in China.  In 2006 he became the Chairman of Gulf Resources, Inc. Mr. Yang has been the representative of Shandong Shouguang congress since 1995 and in 1998 he was awarded as Honorary Entrepreneur in Weifang City.

Xiaobin Liu, Chief Executive Officer and Director – Mr. Liu was appointed as Chief Executive Officer and Director on March 10, 2009. Mr. Liu joined the Company as Vice President in January 2007.  Before he joined the Company, Mr. Liu had served as Vice President of a subsidiary of Shenzhen Dasheng Corporation, a public company in China, from 2005 to 2006, Manager of Securities Department with Saige International Trust and Investment Corporation from 2000 to 2005, Vice President with Qionghai City Wanquanhe Hot Springs Tourism Development Co., Ltd. from 1995 to 2000.  Prior to that, Mr. Liu worked in the Financial Department of Chinese Black Metal Limited Company from 1992 to 1995 and the Financial Department of Shaanxi Aircraft Manufacturing Company from 1988 to 1992.  Mr. Liu earned a masters degree from the Economic and Management School at Hong Kong City University.

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

Executive Officers and Significant Employees

Min Li, Chief Financial Officer – was appointed a director on October 30, 2007 and resigned from the position on June 22, 2009.  He has served as Chief Financial Officer since December 2006 and as Chief Financial Officer for Shouguang City Haoyuan Chemical Company Limited. From 2004 to 2006, Mr. Li served as Manager of Financial and Asset Management Department for Shouguang City Yuxin Chemical Company Limited. From 2000 to 2004, Mr. Li served as Manager of the Accounting Department for the Yang Kou Branch of the China Construction Bank.  From 1998 to 1999, Mr Li worked at China Construction Bank Shandong branch and in 2000 Mr. Li worked at the Yangkou Office as the accounting manager.  Mr. Li has a bachelor degree in accounting from Weifang College.

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

The Board of Directors met held 13 meetings and entered into 13 written consents during 2014. During 2014, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

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

Audit Committee

The Audit Committee is responsible for reviewing the results and scope of the audit, and other services provided by our independent auditors, and reviewing and evaluating our system of internal controls. Mr. Li is the Audit Committee Financial Expert and Mr. Jiang is the chair of the Audit Committee. Our Audit Committee met 5 times and entered into 5 written consent during 2014. Our Board of Directors has determined that Messrs. Li, Zou and Jiang are “independent directors” within the meaning of Rule 10A-3 under the Exchange Act, as determined based upon the criteria for “independence” set forth in the rules of the NASDAQ Stock Market.

Audit Committee Report

With respect to the audit of Company’s financial statements for the year ended December 31, 2014, the Audit Committee has:

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

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10-K for the year ended December 31, 2014.

Shitong Jiang, Chair
Yang Zou
Nan Li

Compensation Committee

The Compensation Committee is responsible for (a) reviewing and providing recommendations to the Board of Directors on matters relating to employee compensation and benefit plans, and (b) assisting the Board in determining the compensation of the Chief Executive Officer and making recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and independent directors. Each of Tengfei Zhang, Shitong Jiang and Nan Li are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Zhang is the Chairman of Compensation Committee. The Compensation Committee took action by written consent 5 times in 2014.

Tengfei Zhang, Chair
Shitong Jiang
Nan Li

Nominating and Corporate Governance Committee

Our Board of Directors established a Nomination and Corporate Governance Committee in June 2009. The purpose of the Nominating and Corporate Governance Committee is to assist our Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess board effectiveness. Each of Tengfei Zhang, Shitong Jiang and Yang Zou are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Jiang is the Chairman of Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee did not take action by written consent in 2014. The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City , Shandong Province, the People’s Republic of China. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but needs not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

Shitong Jiang, Chair
Yang Zou
Tengfei Zhang

Stockholder Communications

Stockholders can mail communications to the Board of Directors, c/o Secretary, Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City , Shandong Province, the People’s Republic of China 262700, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2014, all such reports were filed timely, except Yang Zou made one late Form 4 filing.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended December 31, 2014.

FISCAL 2014 COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)	Option Awards$(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaobin Liu, CEO	2014 2013	48,843 48,426	- -	- -	68,206 131,357	- -	- -	- -	117,049 179,783
Min Li, CFO	2014 2013	32,139 30,412	- -	- -	68,206 131,357	- -	- -	- -	100,345 161,769
Naihui Miao, COO	2014 2013	32,139 30,412	- -	- -	68,206 131,357	- -	- -	- -	100,345 161,769

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

Grants of Plan-Based Awards

The following table sets forth information regarding each award made to the named executive officers, under Company’s Equity Incentive Plan, during fiscal 2014.

FISCAL 2014 GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stocks or Units	Underlying Options	Option Award($)	and Options
Xiaobin Liu, CEO	Nov. 19, 2014	-	-	-	-	-	-	-	150,000	$0.978	$146,700
Min Li, CFO	Nov. 19, 2014	-	-	-	-	-	-	-	150,000	$0.978	$146,700
Naihui Miao, COO	Nov. 19, 2014	-	-	-	-	-	-	-	150,000	$0.978	$146,700

Narrative Discussion

The following employment agreements were entered into by the Company and the named executive officers:

Xiaobin Liu

The employment agreement for Xiaobin Liu to serve as Chief Executive Officer of the Company was renewed on March 12, 2015 with a term of three years. Xiaobin Liu is also a member of the Board of Directors. Pursuant to the agreement, Mr. Liu is entitled to receive annual compensation equal to approximately $49,000, subject to changes in the foreign exchange rate and market conditions.

Min Li

The employment agreement for Min Li to serve as Chief Financial Officer of the Company was renewed on January 1, 2015 with a term of one year. Pursuant to the agreement, Mr. Li is entitled to receive annual compensation equal to approximately $32,750, subject to changes in the foreign exchange rate and market conditions.

Naihui Miao

The employment agreement for Naihui Miao to serve as Chief Operating Officer of the Company was renewed on July 10, 2012 with a term of three years. Mr. Miao is also a member of the Board of Directors. Pursuant to the agreement, Mr. Miao is entitled to receive annual compensation equal to approximately $32,750, subject to changes in the foreign exchange rate and market conditions.

In addition, each of our named executive officers is entitled to participate in any and all benefit plans from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. On November 19, 2014, each of Xiaobin Liu, Min Li, and Naihui Miao was granted an option to purchase 150,000 shares of Common Stock pursuant to the Company’s 2007 Equity Incentive Plan with an exercise price of $0.978. Such options vested and became exercisable on November 19, 2014.

Assuming the employment of the Company’s named executive officers were to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2014, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Payment
Xiaboin Liu	$0
Min Li	$0
Naihui Miao	$0

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Xiaobin Liu, CEO	150,000			0.978	Nov 18, 2018
	200,000	0	0	0.952	May 29, 2017	-	-	-	-
	200,000	0	0	0.952	July 16, 2016	-	-	-	-
Min Li, CFO	150,000			0.978	Nov 18, 2018
	200,000	0	0	0.952	May 29, 2017	-	-	-	-
	200,000	0	0	0.952	July 16, 2016	-	-	-	-
Naihui Miao, COO	150,000			0.978	Nov 18,2018
	200,000	0	0	0.952	May 29, 2017	-	-	-	-

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding the exercise of stock options, stock appreciation rights, and similar instruments and the vesting of restricted stock, restricted stock units and similar instruments, for fiscal 2014.

FISCAL 2014 OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Xiaobin Liu, CEO	0	0	0	0
Min Li, CFO	0	0	0	0
Naihui Miao	125,625	321,600	0	0

Pension Benefits Table

The Company does not provide to any of its named executive officers any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans Table

None of our named executive officer had any non-qualified defined contribution or other plan that provides for the deferral of compensation, for fiscal 2014.

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than our named executive officers, for fiscal 2014.

FISCAL 2014 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards $(l)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ming Yang	37,414	-	-	-	-	-	37,414
Nan Li	0	-	4,600	-	-	-	4,600
Shitong Jiang	0	-	7,900	-	-	-	7,900
Yang Zou	0	-	10,200	-	-	-	10,200
Tengfei Zhang	0	-	8,200	-	-	-	8,200

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R.

We have entered into director agreements with each of the directors Nan Li, Shitong Jiang, Yang Zou, and Tengfei Zhang, pursuant to which we shall grant them options to purchase 12,500 shares of our Common Stock upon execution of such agreements and each of the anniversary dates with exercise prices not less than the closing market price of our Common Stock on the dates of grant. Additionally, the granting of future options is contingent upon the director’s continued service with our Company. We do not pay any cash compensation for any of the directors Nan Li, Shitong Jiang, Yang Zou, and Tengfei Zhang.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors during 2014 were Tengfei Zhang, Nan Li, and Shitong Jiang. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of the record date of the meeting, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of April 27, 2015, there were 46,179,025 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class
Ming Yang (Chairman)	13,391,454	(2)	29.0%
Xiaobin Liu (CEO)	650,000	(3)	1.4%
Min Li (CFO)	650,000	(4)	1.4%
Naihui Miao (COO)	450,000	(5)	1.0%
Nan Li (Director)	37,500	(6)	*
Yang Zou (Director)	37,500	(7)	*
Shi Tong Jiang (Director)	50,000	(8)	*
Tengfei Zhang (Director)	37,500	(9)	*
All Directors and Executive Officers as a Group (eight persons)	15,303,954		32.8%
________________
*     Less than 1%.

(1) The address of each director and executive officer is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City , Shandong Province, 262700, the People’s Republic of China.

(2) Consists of 2,512,200 shares owned by Ming Yang, 5,079,721 shares owned by Ms. Wenxiang Yu, the wife of Mr. Yang, 1,674,800 shares owned by Mr. Zhi Yang, Mr. Yang’s son, and 4,124,733 shares owned by  Shandong Haoyuan Industry Group Ltd. (“SHIG”), of which Mr. Yang is the controlling shareholder, chief executive officer and a director.  Mr. Yang disclaims beneficial ownership of the shares owned by his wife and SHIG.

(3) Consists of 650,000 shares issuable upon exercise of options held by Mr. Liu.

(4) Consists of 650,000 shares issuable upon exercise of options held by Mr. Li.

(5) Consists of 450,000 shares issuable upon exercise of options held by Mr. Miao.

(6) Consists of 37,500 shares issuable upon exercise of options held by Mr. Li.

(7) Consists of 37,500 shares issuable upon exercise of options held by Mr. Zou.

(8) Consists of 50,000 shares issuable upon exercise of options held by Mr. Jiang.

(9) Consists of 37,500 shares issuable upon exercise of options held by Mr. Zhang.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to the Company by MC during the last two fiscal years were as follows:

Fees	2014	2013
Audit Fees	$253,000	$243,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$253,000	$243,000

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

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2008.

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed with the 2014 Annual Report.

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

Date: April 29, 2015	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)
	By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		April 29, 2015
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		April 29, 2015
Min Li	Chief Financial Officer

/s/ Ming Yang		April 29, 2015
Ming Yang	Director

/s/ Naihui Miao		April 29, 2015
Naihui Miao	Director

/s/ Tengfei Zhang		April 29, 2015
Tengfei Zhang	Director

/s/ Yang Zou		April 29, 2015
Yang Zou	Director

/s/ Nan Li		April 29, 2015
Nan Li	Director

/s/ Shi Tong Jiang		April 29, 2015
Shi Tong Jiang	Director