Form 10-Q
period 2015-03-31
GULF RESOURCES, INC.
filed 2015-05-15
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐ No ☒

As of May 1, 2015, the registrant had outstanding 45,909,876 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2015 Unaudited		December 31, 2014 Audited
Current Assets
Cash		$111,412,589		$146,585,601
Accounts receivable		60,377,576		41,997,862
Inventories		7,000,453		5,367,868
Prepayments and deposits		8,485		86,301
Prepaid land leases		346,269		51,024
Other receivable		559		38,272
Deferred tax assets		861		864
Total Current Assets		179,146,792		194,127,792
Non-Current Assets
Property, plant and equipment, net		134,469,582		124,350,781
Property, plant and equipment under capital leases, net		1,245,955		1,339,602
Prepaid land leases, net of current portion		5,507,730		733,560
Deferred tax assets		2,502,601		2,430,417
Goodwill		31,452,271		-
Total non-current assets		175,178,139		128,854,360
Total Assets		$354,324,931		$322,982,152

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$16,300,543		$4,004,728
Retention payable		44,667		326,959
Capital lease obligation, current portion		254,972		205,128
Taxes payable		5,287,813		3,545,429
Total Current Liabilities		21,887,995		8,082,244
Non-Current Liabilities
Capital lease obligation, net of current portion		2,815,773		2,826,495
Total Liabilities		$24,703,768		$10,908,739

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 46,179,025 and 38,911,014 shares issued; and 45,909,876 and 38,672,865 shares outstanding as of March 31, 2015 and December 31, 2014, respectively		23,090		19,456
Treasury stock; 269,149 and 238,149 shares as of March 31, 2015 and December 31, 2014 at cost		(599,441)		(561,728)
Additional paid-in capital		93,756,914		80,380,008
Retained earnings unappropriated		188,533,961		183,480,402
Retained earnings appropriated		18,340,104		18,078,392
Cumulative translation adjustment		29,566,535		30,676,883
Total Stockholders’ Equity		329,621,163		312,073,413
Total Liabilities and Stockholders’ Equity		$353,324,931		$322,982,152

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2015	2014

NET REVENUE
Net revenue	$34,910,829	$25,592,176

OPERATING EXPENSES/INCOME
Cost of net revenue	(25,480,858)	(18,734,404)
Sales, marketing and other operating expenses	(81,430)	(22,514)
Research and development cost	(48,235)	(30,780)
Exploration cost	(325,840)	-
General and administrative expenses	(1,981,117)	(1,320,518)
Other operating income	117,302	117,684
	(27,800,178)	(19,990,532)

INCOME FROM OPERATIONS	7,110,651	5,601,644

OTHER INCOME (EXPENSE)
Interest expense	(50,853)	(52,712)
Interest income	126,961	106,475
INCOME BEFORE TAXES	7,186,759	5,655,407

INCOME TAXES	(1,871,488)	(1,369,069)

NET INCOME	$5,315,271	$4,286,338

COMPREHENSIVE INCOME:
NET INCOME	$5,315,271	$4,286,338
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	(1,110,348)	(2,904,188)

COMPREHENSIVE INCOME	$4,204,923	$1,382,150

EARNINGS PER SHARE:
BASIC	$0.12	$0.11
DILUTED	$0.12	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	42,680,899	38,598,424
DILUTED	43,477,401	39,277,957

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2015
(Expressed in U.S. dollars)

	Common stock
	Number	Number	Number			Additional	Retained	Retained	Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	translation
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	adjustment	Total

BALANCE AT DECEMBER 31, 2014 (Audited)	38,911,014	38,672,865	238,149	$19,456	$(561,728)	$80,380,008	$183,480,402	$18,078,392	$30,676,883	$312,073,413
Translation adjustment	-	-	-	-		-	-	-	(1,110,348)	(1,110,348)
Common stock repurchased		(31,000)	31,000		(37,713)	-	-	-	-	(37,713)
Common stock issued for business acquisition	7,268,011	7,268,011	-	3,634		13,369,506	-	-		13,373,140
Issuance of stock options to employees	-	-	-	-	-	7,400	-	-	-	7,400
Net income for three-month period ended March 31, 2015	-	-	-	-	-	-	5,315,271	-	-	5,315,271
Transfer to statutory common reserve fund	-	-	-	-	-	-	(261,712)	261,712	-	-
BALANCE AT MARCH 31, 2015 (Unaudited)	46,179,025	45,909,876	269,149	$23,090	$(599,441)	$93,756,914	$188,533,961	$18,340,104	$29,566,535	$329,621,163

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,315,271	$4,286,338
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	50,657	52,554
Amortization of prepaid land leases	125,331	104,972
Depreciation and amortization	7,378,988	6,938,240
Unrealized exchange gain on translation of inter-company balances	(101,359)	(235,424)
Stock-based compensation expense	7,400	13,900
Deferred tax asset	(81,459)	-
Changes in assets and liabilities, net of effects of acquisition :
Accounts receivable	810,129	3,165,013
Inventories	(8,173)	(519,826)
Prepayments and deposits	84,009	(26,875)
Other receivables	37,713	-
Accounts payable and accrued expenses	3,649,074	527,536
Retention payable	(281,241)	-
Taxes payable	793,740	(1,486,106)
Net cash provided by operating activities	17,780,080	12,820,322

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(325,533)	(311,040)
Purchase of property, plant and equipment	-	(39,586)
Consideration paid for business acquisition	(66,305,606)	-
Cash acquired from acquisition	14,074,720	-
Net cash used in investing activities	(52,556,419)	(350,626)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repurchase of common stock	(37,713)	-
Net cash used in financing activities	(37,713)	-

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(358,960)	(1,035,488)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(35,173,012)	11,434,208
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	146,585,601	107,828,800
CASH AND CASH EQUIVALENTS - END OF PERIOD	$111,412,589	$119,263,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,311,695	$2,571,399
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon cashless exercise of options	$-	$73
Issuance of common stock for acquisition of business	$13,373,140	$-

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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

In the opinion of management, the unaudited financial information for the quarter ended March 31, 2015 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2014 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiary, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”). HKJI owns 100% of Shouguang City Haoyuan Chemical Company Limited ("SCHC") which owns 100% of Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) and Shouguang City Rongyuan Chemical Co, Ltd (“SCRC”).  All material intercompany transactions have been eliminated on consolidation.

 (b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), manufactures chemical products for use in the oil industry, pesticides and paper manufacturing industry through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI"), and manufactures chemical products used for human and animal antibiotics through its wholly-owned subsidiary, Shouguang City Rongyuan Chemical Co, Ltd (“SCRC”) in the People’s Republic of China (“PRC”).

(c)           Allowance for Doubtful Accounts

As of March 31, 2015 and December 31, 2014, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month periods ended March 31, 2015 and 2014.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $111,412,589 and $146,585,601 with these institutions as of March 31, 2015 and December 31, 2014, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition. Approximately 76% and 66.5% of the balance of accounts receivable as of March 31, 2015 and December 31, 2014, respectively, are outstanding for less than three months. For the balances of accounts receivable aged more than 90 days as of March 31, 2015, approximately 69% were settled in April 2015.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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

The Company’s depreciation and amortization policies on property, plant and equipment, other than mineral rights and construction in progress, are as follows:

Useful life (in years)
Buildings (including salt pans)	8 - 20
Plant and machinery (including protective shells, transmission channels and ducts)	3 - 8
Motor vehicles	5
Furniture, fixtures and equipment	3-8

Property, plant and equipment under capital leases are depreciated over their expected useful lives on the same basis as owned assets, or where shorter, the term of the lease, which is 20 years.

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due. The Company’s contributions totaled $193,148 and $125,301 for the three-month periods ended March 31, 2015 and 2014, respectively.

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
MARCH 31, 2015
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

For the three-month period ended March 31, 2015 and 2014, the Company determined that there are no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 358,836 and 1,593,686 shares for the three-month periods ended March 31, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended March 31,
	2015	2014
Numerator
Net income	$5,315,271	$4,286,338

Denominator
Basic: Weighted-average common shares outstanding during the period	42,680,899	38,598,424
Add: Dilutive effect of stock options	796,502	679,533
Diluted	43,477,401	39,277,957

Net income per share
Basic	$0.12	$0.11
Diluted	$0.12	$0.11

(j)           Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated comprehensive income. The statement of income and comprehensive income is translated at average rate during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods as part of general and administrative expense. The statement of cash flows is translated at average rate during the reporting period, with the exception of the consideration paid for the acquisition of business which is translated at historical rates.

(k)           Foreign Operations

All of the Company’s operations and assets are located in PRC.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

(l)           Exploration Costs

Exploration costs, which included the cost of researching for appropriate places to drill wells and the cost of well drilling in search of potential natural brine or other resources, are charged to the income statement as incurred.

(m)      Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. Management of the Company evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment assessment annually and determined that there was no impairment of goodwill. Goodwill impairment is assessed using the expected present value of associated future cash flows.

(n)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month period ended March 31, 2015 or issued during 2015 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements through 2016.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 2 – BUSINESS ACQUISITION

In order to increase the Company’s profit margins, produce more consistent and reliable earnings and lessen dependence on the economically sensitive bromine industry, on January 12, 2015, Gulf Resources, Inc. (the“Company” or “Gulf”) and Shouguang City Haoyuan Chemical Company Limited, a wholly owned subsidiary of the Company (“SCHC”), entered into an Equity Interest Transfer Agreement (the “Agreement”) to acquire 100% of SCRC for a total consideration of $79,678,746 to be settled in cash and in the shares of the commons stock of the Company.

On February 4, 2015, the Company closed the transactions contemplated by the Agreement between the Company, SCHC and SCRC. The Closing Date is deemed to be the acquisition date.

On the Closing Date, the Company issued 7,268,011shares of its common stock, par value $0.0005 per share (the “Shares”), at a the closing market price of $1.84 per Share on the Closing Date to the four former equity owners of SCRC. The sellers of SCRC agreed as part of the purchase price to accept 7,268,011 shares of Gulf Resources stock, based on a valuation of $2.00, which was a 73% premium to the price on the day the agreement was reached. For accounting purposes, these shares are being valued at $1.84, which was the closing price of the Company’s stock on the day of the closing of the agreement. There is no change in the number of shares issued. The total purchase consideration consisted of $66,305,606 in cash and $13,169,506 in the shares of the common stock of the Company.

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

The following table represents the fair value of identifiable assets and liabilities of SCRC acquired and goodwill recognized at acquisition date.

Cash	$14,074,720
Accounts receivable	19,365,259
Inventories	1,646,196
Other current assets	82,562
Property, plant and equipment, net	17,891,360
Prepaid land leases, net of current portion	4,800,404
Goodwill	31,452,271
Accounts payable and accrued expenses	(8,670,568)
Taxes payable	(963,458)

Total purchase price	$79,678,746

The net revenue and net income of SCRC since the acquisition date that are included in the condensed consolidated statement of income for the three months ended March 31, 2015 are $10,503,369 and $2,584,760. Goodwill is not expected to be deductible for tax purpose.

Costs of $121,512 related to the acquisition, which included audit fee and valuation fees, have been charged directly to operations and are included in general and administrative expenses in the condensed consolidated statement of income for the three months ended March 31, 2015.

The following table shows supplemental information of the results of operations on a pro forma basis for the three months ended March 31, 2015 and 2014, as if the acquisition of SCRC had been completed at the beginning of the Company’s interim periods presented:

	For the three months ended
	March 31, 2015	March 31, 2014
Net Revenue	$40,625,092	$40,655,098
Net Income	$6,785,305	$7,704,318
EARNINGS PER SHARE
-Basic	$0.15	$0.17
-Diluted	$0.15	$0.17

The pro forma information for all periods presented has been calculated after adjusting for results of SCRC to reflect the business combination accounting effect resulting from this acquisition including the elimination of intercompany sales, depreciation and amortization on the increase in valuation of property, plant and equipment and prepaid land lease.

NOTE 3 – INVENTORIES

Inventories consist of:
	March 31, 2015	December 31, 2014

Raw materials	$1,101,873	$625,160
Finished goods	5,117,949	4,746,163
Work-in-progress	784,073	-
Allowance for obsolete and slow-moving inventory	(3,442)	(3,455)
	$7,000,453	$5,367,868

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month periods ended March 31, 2015 and 2014, amortization of prepaid land lease totaled $126,503 and $104,972, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or government authority. For parcels of land that are collectively owned by local townships, the Company could not obtain land use rights certificates. The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 59.43 square kilometers of aggregate carrying value of $962,149 and approximately 59.39 square kilometers of aggregate carrying value of $742,820 as at March 31, 2015 and December 31, 2014, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2015	December 31, 2014
At cost:
Mineral rights	$6,481,984	$6,506,668
Buildings	72,570,939	53,231,127
Plant and machinery	185,313,740	177,485,689
Motor vehicles	9,354	9,389
Furniture, fixtures and office equipment	5,142,913	4,884,991
Total	269,518,930	242,117,864
Less: Accumulated depreciation and amortization	(135,049,348)	(117,767,083)
Net book value	$134,469,582	$124,350,781

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $47,090,544 and $37,219,221 as at March 31, 2015 and December 31, 2014, respectively.

During the three-month period ended March 31, 2015, depreciation and amortization expense totaled $7,290,364, of which $6,932,259 and $358,105 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended March 31, 2014, depreciation and amortization expense totaled $6,849,327, of which $6,527,898 and $321,430 were recorded as cost of net revenue and administrative expenses, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	March 31, 2015	December 31, 2014
At cost:
Buildings	$133,979	$134,489
Plant and machinery	2,518,416	2,528,007
Total	2,652,395	2,662,496
Less: Accumulated depreciation and amortization	(1,406,440)	(1,322,894)
Net book value	$1,245,955	$1,339,602

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2015, depreciation and amortization expense totaled $88,624, which was recorded as cost of net revenue. During the three-month period ended March 31, 2014, depreciation and amortization expense totaled $88,912, which was recorded as cost of net revenue.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2015	2014
Accounts payable	$15,193,104	$3,181,465
Salary payable	300,060	234,932
Social security insurance contribution payable	111,332	89,232
Other payables	696,047	499,099
Total	$16,300,543	$4,004,728

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2015, the Company borrowed a sum of $300,000 from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amount due to Jiaxing Lighting was unsecured, interest free and repayable on demand and was fully settled in the three-month period ended March 31,2015. There was no balance owing to Jiaxing Lighting as of March 31, 2015 and December 31, 2014.

During the fiscal year 2013, the Company entered into an agreement with the Shandong Shouguang Vegetable Seed Industry Group Co., Ltd, a related party, to provide property management services for an annual amount of approximately $100,704 for five years from January 1, 2013 to December 31, 2017. The expense associated with this agreement for the three months ended March 31, 2015 and 2014 was approximately $25,500.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	March 31,	December 31,
	2015	2014
Income tax payable	$2,518,809	$1,388,341
Mineral resource compensation fee payable	250,609	292,026
Value added tax payable	1,313,636	724,915
Land use tax payable	956,091	949,544
Other tax payables	248,668	190,603
Total	$5,287,813	$3,545,429

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	March 31,	December 31,
	Interest rate	2015	2014
Total capital lease obligations	6.7%	$3,070,745	$3,031,623
Less: Current portion		(254,972)	(205,128)
Capital lease obligations, net of current portion		$2,815,773	$2,826,495

Interest expenses from capital lease obligations amounted to $50,657 and $52,554 for the three-month periods ended March 31, 2015 and 2014, respectively, were charged to the income statements. See Note 19 for future minimum lease payments disclosure.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock and accordingly 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and SCRC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of March 31, 2015 for SCHC, SYCI and SCRC is 38%, 50% and 6% of its registered capital respectively.

NOTE 12 – TREASURY STOCK

In January 2015, the Company repurchased 31,000 shares of common stock of the Company at an average price of $1.22 per share for a total cost of $37,713 under the approval of the Board of Directors. The Company recorded the entire purchase price of the treasury stock as a reduction of equity.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan, the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. As of March 31, 2015, the number of shares of the Company’s common stock available for issuance is 1,623,489.

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

In early March 2015, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.66 per share and the options vested immediately. The options were valued at $7,400 fair value, with assumed 73.55% volatility, a three-year expiration term with expected tenor of 1.49 years, a risk free rate of 0.42% and no dividend yield. For the three-month period ended March 31, 2015, $7,400 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2015 and March 31, 2015.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2015	2,744,000	$2.38	$0.95 - $12.60
Granted and vested during the period ended March 31, 2015	12,500	$1.66	$1.66
Expired during the period ended March 31, 2015	(792,500)	$4.94	$2.77-$4.97
Balance, March 31, 2015	1,964,000	$1.35	$0.95 - $12.60

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at March 31, 2014	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	1,964,000	$0.95 - $12.60	2.41

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2015 was $1,246,277.

The total intrinsic value of options exercised was $0 and $400,954 for the three-month periods ended March 31, 2015 and 2014.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2015 and 2014, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2015 and 2014.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month periods ended March 31, 2015 and 2014.  The applicable statutory tax rates for the three-month periods ended March 31, 2015 and 2014 are 16.5%.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC, SYCI and SCRC in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC, SYCI and SCRC are wholly foreign-owned enterprises (“FIE”) incorporated in the PRC and are subject to PRC Foreign Enterprise Income Tax Law.

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

As of March 31, 2015 and December 31, 2014, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $248,799,535 and $242,440,917, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2015 and December 31, 2014, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of March 31, 2015 and December 31, 2014, the unrecognized WHT are $11,331,092 and $$11,008,938, respectively.

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

The components of the provision for income taxes from continuing operations are:
	Three-Month Period Ended March 31,
	2015	2014
Current taxes – PRC	$1,952,947	$1,369,069
Deferred taxes – PRC	(81,459)	-
	$1,871,488	$1,369,069

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – INCOME TAXES – Continued

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended March 31,
Reconciliations	2015	2014
Statutory income tax rate	25%	25%
US federal net operating loss	1%	-
Non-taxable item	-	(1%)
Effective tax rate	26%	24%

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2015 and December 30, 2014 are as follows:

	March 31,	December 31,
	2015	2014
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$861	$864
Impairment on property, plant and equipment	475,616	477,427
Exploration costs	2,026,986	1,952,990
Compensation costs of unexercised stock options	539,754	1,427,296
US federal net operating loss	9,816,518	9,692,379
Total deferred tax assets	12,859,735	13,550,956
Valuation allowance	(10,356,273)	(11,119,675)
Net deferred tax asset	$2,503,462	$2,431,281

Current deferred tax asset	$861	$864
Long-term deferred tax asset	$2,502,601	$2,430,417

The increase in valuation allowance for the three-month periods ended March 31, 2014 is $20,204.

The decrease in valuation allowance for the three-month periods ended March 31, 2015 is $763,402.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2015 and December 31, 2014.

NOTE 15 – BUSINESS SEGMENTS

The Company has three reportable segments:  bromine, crude salt and chemical products. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

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

Three-Month Period Ended March 31, 2015	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$11,033,249	$1,963,731	$21,913,849	$34,910,829	$-	$34,910,829
Net revenue (intersegment)	1,505,677	-	-	1,505,677	-	1,505,677
Income (loss) from operations before taxes	136,959	187,535	7,046,740	7,371,234	(260,583)	7,110,651
Income taxes	75,406	9,057	1,787,025	1,871,488	-	1,871,488
Income (loss) from operations after taxes	61,553	178,478	5,259,715	5,499,746	(260,583)	5,239,163
Total assets	140,192,979	37,708,081	176,388,517	354,289,577	35,354	354,324,931
Depreciation and amortization	4,735,301	1,401,296	1,242,391	7,378,988	-	7,378,988
Goodwill	-	-	31,452,271	31,452,271	-	31,452,271

Three-Month Period Ended March 31, 2014	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$11,761,916	$2,441,895	$11,388,365	$25,592,179	$-	$22,592,176
Net revenue (intersegment)	783,993	-	-	783,993	-	783,993
Income (loss) from operations before taxes	1,018,271	643,308	3,769,733	5,431,312	170,332	5,601,644
Income taxes	364,585	55,240	949,244	1,369,069	-	1,369,069
Income (loss) from operations after taxes	653,687	588,067	2,820,489	4,062,243	170,322	4,232,575
Total assets	187,576,805	53,277,324	68,675,614	309,529,743	84,675	309,614,418
Depreciation and amortization	4,550,142	1,494,758	893,340	6,938,240	-	6,938,240
Capital expenditures	34,378	5,208	-	39,586	-	39,586

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2015	2014
Total segment operating income	$7,371,234	$5,431,312
Corporate costs	(361,942)	(65,092)
Unrealized gain on translation of intercompany balance	101,359	235,424
Income from operations	7,110,651	5,601,644
Other income	76,108	53,763
Income before taxes	$7,186,759	$5,655,407

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,690	$464	$1,710	$3,864	11.1%
TOTAL		$1,690	$464	$1,710	$3,864	11.1%

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,582	$571	$1,386	$3,539	13.4%
TOTAL		$1,582	$571	$1,386	$3,539	13.4%

NOTE 16 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2015 and 2014, the Company purchased 57.0% and 89.8% of its raw materials from its top five suppliers, respectively.  As of March 31, 2015 and 2014, amounts due to those suppliers included in accounts payable were $5,698,079 and $3,988,704, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17– CUSTOMER CONCENTRATION

During the three-month periods ended March 31, 2015 and 2014, the Company sold 31.2% and 39.5% of its products to its top five customers, respectively. As of March 31, 2015 and 2014, amounts due from these customers were $19,719,116 and $19,258,917, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no unrecognized financial assets and liabilities as of March 31, 2015 and December 31, 2014.

NOTE 19 – RESEARCH AND DEVELOPMENT EXPENSES

The total research and development expenses recognized in the income statements during the three-month period ended March 31, 2015 was $48,235, of which the consumption of bromine produced by the Company amounted to $12,321. The total research and development expenses recognized in the income statements during the three-month period ended March 31, 2014 was $30,780, of which the consumption of bromine produced by the Company amounted to $8,934.

NOTE 20 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of March 31, 2015, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased ten pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2023, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of March 31, 2015.

The following table sets forth the Company’s contractual obligations as of March 31, 2015:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees
Payable within:
the next 12 months	$305,594	$1,003,889	$101,571
the next 13 to 24 months	305,594	1,025,194	101,571
the next 25 to 36 months	305,594	1,047,330	101,571
the next 37 to 48 months	305,594	1,070,651	-
the next 49 to 60 months	305,594	1,094,894	-
thereafter	3,361,539	20,422,528	-
Total	$4,889,509	$25,664,486	$304,713
Less: Amount representing interest	(1,818,764)
Present value of net minimum lease payments	$3,070,745

Rental expenses related to operating leases of the Company amounted to $265,297 and $245,250, which were charged to the income statements for the three-month ended March 31, 2015 and 2014, respectively.

NOTE 21 – SUBSEQUENT EVENTS

On January 30, 2015 the Company announced that it had found natural gas resources under its bromine well in Sichuan. The Company subsequently hired a third party (a subsidiary of Sinopec) to conduct a survey of this well and confirmed the economics of the natural gas under this well. Based on the assessment report, the Company estimated that this well should produce annual revenue of $4.7 million and annual net income $2.3 million per year.

The Company intend to apply for permission to begin trial production, which is expected to commence in the third quarter of 2015. As of March 31, 2015, the Company has spent approximately $7.85 million and will spend another $2 million on this well before production commences.

After the trial production is completed, the Company intends to apply for permission to drill approximately 10 more wells. Before this permission is granted, the government will consider the trial production results as well as the capabilities and financial strength of the Company. As the Company is the first company to find natural gas in this small county area, it believes it has a strong advantage in obtaining this permission. The cost of future wells is expected to be lower than the cost of the initial well.

On April 8, 2015, the Company granted to 20 management staff options to purchase 575,000 shares of the Company’s common stock at an exercise price of $1.428 per share and the options vested immediately. The options have a four-year expiration term with expected tenor of 2 years and no dividend yield.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our 2014 Form 10-K.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our 2014 Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2014.

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

Through SCRC, we manufacture and sell chemical products that are used for human and animal antibiotics

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

On January 12, 2015, Gulf Resources, Inc. (the“Company” or “Gulf”) and Shouguang City Haoyuan Chemical Company Limited, a wholly owned subsidiary of the Company (“SCHC”), entered into an Equity Interest Transfer Agreement (the “Agreement”) with SCRC.

On February 4, 2015 the Company closed the transactions contemplated by the Agreement between the Company, SCHC and SCRC.

On the Closing Date, the Company issued 7,268,011shares of its common stock, par value $0.0005 per share (the “Shares”), at the closing market price of $1.84 per Share on the Closing Date to the four former equity owners of SCRC. The issuance of the Shares was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended. On the Closing Date, the Company entered into a lock-up agreement with the four former equity owners of SCRC. In accordance with the terms of the lock-up agreement, the shareholders have agreed not to sell or transfer the Shares for five years from the date the stock certificates evidencing the Shares are issued.

The sellers of SCRC agreed as part of the purchase price to accept 7,268,011 shares of Gulf Resources stock, based on a valuation of $2.00, which was a 73% premium to the price on the day the agreement was reached. For accounting purposes, these shares are now being valued at $1.84, which was the closing price of Gulf Resources' stock on the day of the closing of the agreement. The price difference between the original $2.00 and the current $1.84 is solely for accounting purposes. There has been no change in the number of shares issued.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC, SYCI and SCRC, our historical financial statements and the information presented below reflects the accounts of SCHC, SYCI and SCRC. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders’ equity for the three-month periods ended March 31, 2015 and 2014.

Comparison of the Three-Month Periods Ended March 31, 2015 and 2014

	Three-Month Period Ended March 31, 2015	Three-Month Period Ended March 31, 2014	% Change
Net revenue	$34,910,829	$25,592,176	36%
Cost of net revenue	$(25,480,858)	$(18,734,404)	36%
Gross profit	$9,429,971	$6,857,772	38%
Sales, marketing and other operating expenses	$(81,430)	$(22,514)	262%
Research and development costs	$(48,235)	$(30,780)	57%
Exploration cost	(325,840)	-	-
General and administrative expenses	$(1,981,117)	$(1,320,518)	50%
Other operating income	$117,302	$117,684	(0.3%)
Income from operations	$7,110,651	$5,601,644	27%
Other income, net	$76,108	$53,763	42%
Income before taxes	$7,186,759	$5,655,407	27%
Income taxes	$(1,871,488)	$(1,369,069)	37%
Net income	$5,315,271	$4,286,338	24%

Net revenue  Net revenue was $34,910,829 for three-month period ended March 31, 2015, an increase of approximately $9.3 million (or 36%) as compared to the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $10,503,369 to our net revenue for the three-month period ended March 31, 2015.

Revenue from the bromine products segment decreased from $11,761,916 for the three-month period ended March 31, 2014 to $11,033,249 for the same period in 2015, a decrease of approximately 6%. Revenue from the crude salt segment decreased from $2,441,895 for the three-month period ended March 31, 2014 to $1,963,731 for the same period in 2015, a decrease of approximately 20%.

Revenue from the chemical segment increased from $11,388,365 for the three-month period ended March 31, 2014 to $21,913,849 for the same period in 2015, an increase of approximately 92%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Increase/(Decrease)
	March 31, 2015		March 31, 2014		of Net Revenue
Segment		% of total		% of total
Bromine	$11,033,249	31%	$11,761,916	46%	(6%)
Crude Salt	$1,963,731	6%	$2,441,895	10%	(20%)
Chemical Products	$21,913,849	63%	$11,388,365	44%	92%
Total sales	$34,910,829	100%	$25,592,176	100%	36%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2015	March 31, 2014	decrease
Bromine (excluded volume sold to SYCI and SCRC)	3,671	3,940	(7%)
Crude Salt	62,727	63,372	(1%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	March 31, 2015	March 31, 2014	Increase/(Decrease)
Oil and gas exploration additives	3,481	3,369	3%
Paper manufacturing additives	991	962	3%
Pesticides manufacturing additives	770	792	(3%)
Pharmaceutical intermediates	312	-	-
By product	2341	-	-
Overall	7,895	5,123	54%

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in the sales volume of bromine. The sales volume of bromine decreased from 3,940 tonnes for the three-month period ended March 31, 2014 to 3,671 tonnes for the same period in 2015, a decrease of 7%. The major reason for the decrease in the sales volume of bromine was mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

The selling price of bromine slightly increased from $2,985 per tonne for the three-month period ended March 31, 2014 to $3,006 per tonnes for the same period in 2015, an increase of 0.7%. The average selling price for this quarter increased $151 per tonne, as compared with the third quarter of 2014, which was $2,855 per tonne. We expect the average selling price of bromine to remain at current levels through the end of 2015 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the fiscal year 2015 from the same period in 2014.

Three-Month Period Ended March 31,
Increase / (Decrease) in net revenue of bromine as a result of:	2015 vs. 2014
Increase in average selling price	$79,672
Decrease in sales volume	$(808,339)
Total effect on net revenue of bromine	$(728,667)

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in both the sales volume and selling price of crude salt. The sales volume of crude salt decreased by 1% from 63,372 tonnes for the three-month period ended March 31, 2014 to 62,727 tonnes for the same period in 2015. The average selling price of crude salt decrease from $38.53 per tonne for the three-month period ended March 31, 2014 to $31.31 per tonne for the same period in 2015, a decrease of 19%.

We noted an upward trend in the average selling price of crude salt since the third quarter of 2014. The average selling price increased 12% from the third quarter of 2014 to the first quarter of 2015. We expect the average selling price of crude salt to remain at current levels through the end of 2015.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended March 31, 2015 from the same period in 2014.

Three-Month Period Ended March 31,
Decrease in net revenue of crude salt as a result of:	2015 vs. 2014
Decrease in average selling price	$(455,631)
Decrease in sales volume	$(22,533)
Total effect on net revenue of crude salt	$(478,164)

Chemical products segment
	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	March 31, 2015		March 31, 2014		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$6,568,497	30%	$6,498,966	57%	1%
Paper manufacturing additives	$1,139,805	5%	$1,111,950	10%	3%
Pesticides manufacturing additives	$3,702,178	17%	$3,777,449	33%	(2%)
Pharmaceutical intermediates	7,699,140	35%	-	-	-
By product	2,804,229	13%	-	-	-
Total sales	$21,913,849	100%	$11,388,365	100%	92%

Net revenue from our chemical products segment increased from $11,388,365 for the three-month period ended March 31, 2014 to $21,913,849 for the same period in 2015, an increase of approximately 92%. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $10,503,369 to our revenue for the three-month period ended March 31, 2015. Net revenue from our oil and gas exploration chemicals contributed $6,568,497 (or 30%) and $6,498,966 (or 57%) of our chemical segment revenue for the three-month periods ended March 31, 2015 and 2014, respectively, with an increase of $69,532, or 1%. Net revenue from our paper manufacturing additives increased from $1,111,950 for the three-month period ended March 31, 2014 to $1,139,805 for the same period in 2015, an increase of approximately 3%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for the three-month period ended March 31, 2014 from the same period in 2015 (excluding SCRC).

Increase in net revenue, for the three-month period ended March 31, 2015 vs. 2014, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase /(Decrease)in average selling price	$(144,164)	$(5,583)	$30,082	$(119,665)
Increase /(Decrease)in sales volume	$213,696	$33,437	$(105,353)	$141,780
Total effect on net revenue of chemical products	$69,532	$27,854	$(75,271)	$22,115

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2015		March 31, 2014		Net Revenue
Segment		% of total		% of total
Bromine	$9,555.976	38%	$9,770,755	52%	(2%)
Crude Salt	$1,601,121	6%	$1,633,349	9%	(2%)
Chemical Products	$14,323,761	56%	$7,330,300	39%	95%
Total	$25,480,858	100%	$18,734,404	100%	36%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $25,480,858 for the three-month period ended March 31, 2015, an increase of $6,746,454 (or 36%) as compared to the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $6,831,336 to our cost of net revenue for the three-month period ended March 31, 2015.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended March 31, 2014	47,347	36%
Three-month period ended March 31, 2015	47,347	35%
Variance of the three-month periods ended March 31, 2015 and 2014	-	(1	% )

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 1% for the three-month period ended March 31, 2015 as compared with the same period in 2014.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2014 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we plan to carry out an enhancement project for the rest of our transmission channels and ducts in Factories No. 10 and No. 11 in 2015. During the three-month period ended March 31, 2015, no such enhancement work was carried out due to unexpected weather conditions. We expect to resume the enhancement work in the second and third quarters of 2015 when weather conditions permit.

Bromine segment
For the three-month period ended March 31, 2015, the cost of net revenue for the bromine segment was $9,555,976, a decrease of  $214,779 or 2% over the same period in 2014. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $3,181,857 (or 34%), depreciation and amortization of manufacturing plant and machinery of $4,608,887 (or 48%) and electricity of $686,596 (or 7%) for the three-month period ended March 31, 2015. For the three-month period ended March 31, 2014, the major components of the cost of net revenue were cost of raw materials and finished goods consumed of $$3,541,400 (or 36%), depreciation and amortization of manufacturing plant and machinery of $4,426,776 (or 45%) and electricity of $693,710 (or 7%), the cost structure changed as compared with the same period in 2015 where the contribution from cost of raw materials and finished goods consumed decreased by 3% and depreciation and amortization of manufacturing plant and machinery increased by 3%. The decrease in net cost of net revenue was attributable mainly to the decrease in purchase price of raw material, which was partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014.

The table below represents the major production cost component of bromine per tonne sold for respective periods:

Per tonne production cost component of bromine segment	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2015		March 31, 2014		% Change
		% of total		% of total
Raw materials	$867	34%	$899	36%	(4%)
Depreciation and amortization	$1,256	48%	$1,124	45%	12%
Electricity	$187	7%	$176	7%	6%
Others	$294	11%	$281	12%	5%
Production cost of bromine per tonne sold	$2,603	100%	$2,480	100%	5%

Our production cost of bromine per tonne sold was $2,603 for the three-month period ended March 31, 2015, an increase of 5% (or $123) as compared to the same period in 2015, which was attributable mainly to the component of depreciation and amortization. The percentage increase in depreciation and amortization by 12% was due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended March 31, 2015 was $1,601,121, representing a decrease of $32,228, or 2%, compared to $1,633,349 for the same period in 2014. The decrease in cost was mainly due to the depreciation and amortization of manufacturing plant and machinery increased for the three-month period ended March31, 2015 as compared with the same period in 2014 as a result of the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014. The significant cost components for the three-month period ended March 31, 2015 were depreciation and amortization of $1,167,130 (or 73%), resource taxes calculated based on crude salt sold of $204,389 (or 13%) and electricity of $69,439 (or 4%). The significant cost components for the three-month period ended March 31, 2014 were depreciation and amortization of $1,162,321 (or 71%), resource taxes calculated based on crude salt sold of $207,164 (or 13%) and electricity of $82,766 (or 5%). The table below represents the major production cost component of crude salt per ton sold for respective periods:
Per tonne production cost component of crude salt segment	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2015		March 31, 2014		% Change
		% of total		% of total
Depreciation and amortization	$18.6	73%	$18.3	71%	2%
Resource tax	$3.3	13%	$3.3	13%	0%
Electricity	$1.1	4%	$1.3	5%	(15%)
Others	$2.5	10%	$2.9	11%	(14%)
Production cost of crude salt per tonne sold	$25.5	100%	$25.8	100%	(1%)

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2014 was $14,323,761, representing an increase of $6,993,461 or 95% over the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $6,831,336 to our cost of net revenue for the three-month period ended March 31, 2015.

Gross Profit Gross profit was $9,429,971, or 27%, of net revenue for three-month period ended March 31, 2015 compared to $6,857,772, or 27%, of net revenue for the same period in 2014.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2015		March 31, 2014		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$1,477,273	13%	$1,991,161	17%	(4%)
Crude Salt	$362,610	18%	$808,546	33%	(15%)
Chemical Products	$7,590,088	35%	$4,058,065	36%	(1%)
Total Gross Profit	$9,429,971	27%	$6,857,772	27%	0%

Bromine segment
For the three-month period ended March 31, 2015 the gross profit margin for our bromine segment was 13%, as compared to 17% for the same period in 2014. This 4% decrease is mainly due to the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014.

Crude salt segment
For the three-month period ended March 31, 2015 the gross profit margin for our crude salt segment was 18% compared to 33% for the same period in 2014. This decrease margin is mainly due to decrease in the average selling price of crude salt.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended March 31, 2015 was 35%, as compared to 36% for the same period in 2014. This 1% decrease in our gross profit margin was a result of the decrease in the selling price of our Oil and gas exploration additives. As sales of oil and gas exploration additives contributed more than 30% of our total chemical products segment’s net revenue, the decrease in selling price decreased the gross profit margin of our chemical products segment.

Research and Development Costs The total research and development costs incurred for the three-month periods ended March 31, 2015 and 2014 were $48,235 and $30,780, respectively, an increase of 57%. Research and development costs for the three-month period ended March 31, 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine. Research and development costs for the three-month period ended March 31, 2014 represented raw materials used by SYCI for testing the manufacturing routine.

Exploration Costs The total exploration costs incurred for the three-month periods ended March 31, 2015 and 2014 were $325,840 and $0. As of March 31, 2015 the Company incurred a total of $7,848,873 in exploration cost for the drilling of natural gas resources. On January 30, 2015, the Company announced that it found natural gas resources under its bromine well in the Sichuan area and received a testing report in early May 2015 which confirmed the economics of the natural gas under this well.

General and Administrative Expenses General and administrative expenses were $1,981,117 for the three-month period ended March 31, 2015, an increase of $660,599 (or 50%) as compared to $1,320,518 for the same period in 2014. The increase of $660,599 was primarily due to (i) audit fee incurred in the amount of $115,000 related to the audit of SCRC acquired for the three-month period ended March 31, 2015; and (ii) the unrealized exchange gain in relation to the translation difference of inter-company balances in USD and RMB for the three-month period ended March 31, 2015 was in the amount of $101,359, as compared to the unrealized exchange gain for the same period in 2014 in the amount of $235,424; and (iii) consolidation in 2015 of SCRC, which accounted for $151,751 of our general and administrative expenses for the three-month period ended March 31, 2015; and (iv) increase in franchise tax fee due to increased gross assets as compared to year 2014.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $117,302 for the three-month period ended March 31, 2015, representing a decrease of $382 (or 0.3%) from $117,684 for the same period in 2014. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations Income from operations was $7,110,651 for the three-month period ended March 31, 2015 (or 20% of net revenue), an increase of $1,509,007, or approximately 27%, over income from operations for the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $3,443,600 to our income from operation for the three-month period ended March 31, 2015, offset by the decrease in revenue from bromine and crude salt, exploration cost and depreciation and amortization of manufacturing plant and machinery increased for the three-month period ended March 31, 2015 as compared with the same period in 2014 as a result of the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014.

	Income from Operations by Segment
	Three-Month Period Ended March 31, 2015		Three-Month Period Ended March 31, 2014
Segment:		% of total		% of total
Bromine	$136,959	2%	$1,018,271	19%
Crude Salt	187,535	2%	643,308	12%
Chemical Products	7,046,740	96%	3,769,733	69%
Income from operations before corporate costs	7,371,234	100%	5,431,312	100%
Corporate costs	(260,583)		170,332
Income from operations	$7,110,651		$5,601,644

Bromine segment
Income from operations from our bromine segment was $136,959 for the three-month period ended March 31, 2015, a decrease of $881,312 (or approximately 87%) compared to the same period in 2014. This decrease was mainly attributable to decrease in revenue and the exploration cost incurred for the three-month period ended March 31, 2015 and depreciation and amortization of manufacturing plant and machinery increased for the three-month period ended March31, 2015 as compared with the same period in 2014 as a result of the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014.

Crude salt segment
Income from operations from our crude salt segment was $187,535 for the three-month period ended March 31, 2015, a decrease of $455,773 (or approximately 71%) compared to the same period in 2014. This decrease was mainly due to the decrease in revenue and exploration cost incurred for the three-month period ended March 31, 2015 and the depreciation and amortization of manufacturing plant and machinery increased for the three-month period ended March 31, 2015 as compared with the same period in 2014 as a result of the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014.

Chemical products segment
Income from operations from our chemical products segment was $7,046,740 for the three-month period ended March 31, 2015, an increase of $3,277,007 (or approximately 87%) compared to the same period in 2014. This significant increase was primarily due to the consolidation in 2015 of SCRC, which contributed $3,443,600 to our income from operation for the three-month period ended March 31, 2015.

Other Income Net Other income, net of $76,108 represented bank interest income, net of capital lease interest expense for the three -month period ended March 31, 2015, an increase of $22,345 (or approximately 42%) as compared to the same period in 2014.

Net Income Net income was $5,315,271 for the three-month period ended March 31, 2015, an increase of $1,028,933 (or approximately 24%) compared to the same period in 2014. This significant increase was primarily attributable to the consolidation in 2015 of SCRC, which contributed $2,584,760 to our net income for the three-month period ended March 31, 2015, which offset by the decrease in revenue from bromine and crude salt and exploration cost incurred for the three-month period ended March 31, 2015 and the depreciation and amortization of manufacturing plant and machinery increased for the three-month period ended March 31, 2015 as compared with the same period in 2014 as a result of the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014 and exploration cost incurred in first quarter of 2015.

Effective Tax Rate Our effective tax rate for the three-month periods ended March 31, 2015 and 2014 were 26% and 24% respectively. The effective tax rate for the three-month period ended March 31, 2015 was 1% higher than the PRC statutory income tax rate of 25%, due to non-deductible expense and US federal net operation loss incurred by the Company. The effective tax rate for the three-month period ended March 31, 2014 was 1% lower than the PRC statutory income tax rate of 25%, due to the unrealized exchange gain from the translation of inter-company balance owing in RMB.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, cash and cash equivalents were $111,412,589 as compared to $146,585,601 as of December 31, 2014. The components of this decrease of $35,173,012 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2015	2014
Net cash provided by operating activities	$17,780,080	$12,820,322
Net cash used in investing activities	$(52,556,419)	$(350,626)
Net cash used in financing activities	(37,713)	-
Effects of exchange rate changes on cash and cash equivalents	$(358,960)	$(1,035,488)
Net decrease in cash and cash equivalents	$(35,173,012)	$11,434,208

For the three-month period ended March 31, 2015, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the three-month periods ended March 31, 2015 and 2014, we had positive cash flow from operating activities of $17.8 million and $12.8 million, respectively.

During the three-month period ended March 31, 2015, cash flow from operating activities of $17.8 million exceeded our net income of $5.3 million, mainly due to (i) substantial non-cash charges of $7.3 million, mainly in the form of depreciation and amortization of property, plant and equipment; (ii) cash generated from working capital of $5.1 million, mainly consisting of the increase in accounts payable and accrued expenses, taxes payable and decrease in accounts receivable.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
		% of total		% of total
Aged 1-30 days	$17,980,232	27%	$9,323,910	22%
Aged 31-60 days	$13,100,707	19%	$9,974,381	24%
Aged 61-90 days	$14,663,356	22%	$8,631,203	20%
Aged 91-120 days	$9,551,248	22%	$9,188,133	22%
Aged 121-180 days	$5,082,033	10%	$4,880,235	12%
Total	$60,377,576	100%	$41,997,862	100%

The overall accounts receivable balance as of March 31, 2015 increased by $18,379,714 (or 44%), as compared to those of December 31, 2014. Such increase was mainly due to the consolidation in 2015 of SCRC, which contributed $23,020,281 to our accounts receivable for March 31, 2015. Approximately 69% of the balances of accounts receivable as of March 31, 2015 aged more than 90 days were settled in April 2015. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the three-month period ended March 31, 2015 is required.

Inventory

Our inventory consists of the following:
	March 31, 2015		December 31, 2014
		% of total		% of total
Raw materials	$1,101,873	15.74%	$625,160	11.7%
Finished goods	5,117,949	73.11%	4,746,163	88.4%
Work-in-progress	784,073	11.20%	-	-
	$7,003,895	100.05%	$5,371,323	100.1%
Allowance for obsolete and slowing-moving inventory	(3,442)	(0.05%)	(3,455)	(0.1%)
Total	$7,000,453	100.0%	$5,367,868	100.0%

The net inventory level as of March 31, 2015 increased by $1,632,585 (or 30%), as compared to the net inventory level as of December 31, 2014.

Raw materials increased by 76% as of March 31, 2015 as compared to December 31, 2014. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of March 31, 2015 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 35% for the three-month period ended March 31, 2015 (35% for fiscal year 2014). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. Although the gross profit margin for the three-month period ended March 31, 2015 decreased to 13%, as compared with 25% in fiscal year 2014, we anticipated that the price for the rest of 2015 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. As the market price of crude salt per ton increased from $27.88 in the third quarter of 2014 to $31.31 in the first quarter of 2015, we believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than its cost.

Net Cash Used in Investing Activities

 For the three-month period ended March 31, 2015, we used approximately $0.3 million cash for the prepayment of land leases. We also used approximately $66.3 million to acquire SCRC.

We received $14.1 million from the acquisition of SCRC.

 For the three-month period ended March 31, 2014, we used approximately $0.3 million cash for the prepayment of land leases. We also used approximately $0.04 million to acquire property, plant and equipment in the first quarter of 2014.

Net Cash Used in Financing Activities

For the three-month period ended March 31, 2015 , we used $0.04 million to repurchase 31,000 shares of common stock of the Company with the approval of the Board of Directors.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $157.3 million at March 31, 2015 as compared to approximately $186.0 million at December 31, 2014. The decrease was mainly attributable to the cash paid for business acquisition of SCRC, which offset by the cash provided by operating activities during the three-month period ended March 31, 2015.

We had available cash of approximately $111.4 million at March 31, 2015, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2015 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 20 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, revenue recognition, income taxes, and stock-based compensation. These policies and estimates are described in the Company’s 2014 Form 10-K.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes with respect to risk factors as previously disclosed in our 2014 Form 10-K.  Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2014 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2014 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company and Affiliated Purchasers

The Company's Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to $2.0 million of its issued and outstanding shares of common stock from December 23, 2014 to December 22, 2015 at the price less than $1.2 per share. The following table presents the shares acquired during the quarter ended March 31, 2015:

	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2015 to January 31, 2015	31,000	$1.22	31,000	$1,900,574
February 1, 2015 to February 28, 2015	-	$-	-	$-
March 1, 2015 to March 31, 2015	-	$-	-	$-
TOTAL	31,000	$1.22	31,000	$1,900,574

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during first quarter ended March 31, 2015 in our reports on Form 8-K, as applicable.

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

101.1
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: May 15, 2015	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: May 15, 2015	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)