Form 10-K/A
period 2014-12-31
GULF RESOURCES, INC.
filed 2015-06-16
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
 As of June 8, 2015, the registrant had outstanding 46,179,025 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Gulf Resources, Inc. (together with its wholly-owned subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2014 (the “2014 Annual Report”) is being filed to respond to certain comments of the staff of the SEC.

There are no changes to the financial statements filed with the 2014 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 2 does not reflect any event occurring after March 13, 2014, the filing date of the 2014 Annual Report. Unless otherwise indicated herein, each capitalized term used and not defined herein shall have the meaning ascribed to such term in the 2014 Annual Report.

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

All of our operating activities in China have been authorized by or obtained written consent from land and resources departments of local governments.   In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection that is not subject to expiration.

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

Unlicensed bromine operators could have a have a material adverse effect on our business, financial position and results of operations.

Shandong Province has determined that bromine is to be extracted only by licensed entities and we hold one of such licenses. Despite the province desire to limit extraction to licensed entities hundreds of smaller operations continue to extract bromine without licenses. If competition remains unregulated, these smaller operators may adversely affect our existing business and productivity.

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

	2014			2013
Brom ne Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	2,962	2,980	17,748	3,131	3,118	18,572
Factory No. 2	2,227	2,234	17,734	2,118	2,149	18,496
Factory No. 3	2,042	2,022	17,748	1,265	1,317	18,853
Factory No. 4	1,668	1,676	17,713	1,884	1,886	18,598
Factory No. 5 and Factory No. 7 *	3,211	3,211	17,744	3,361	3,374	18,596
Factory No. 6	2,135	2,112	17,727	2,284	2,280	18,596
Factory No. 8	1,822	1,829	17,703	1,818	1,817	18,550
Factory No. 9	1,252	1,254	17,686	1,383	1,393	18,598
Subdivision of Factory No. 1	1,322	1,322	17,730	1,213	1,217	18,510
Factory No. 10	1,312	1,309	17,778	1,379	1,379	18,547
Factory No. 11	1,177	1,170	17,782	1,233	1,204	18,534
Total	21,132	21,120		21,069	21,135

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

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

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets
	As of December 31,
	2014	2013

Current Assets
Prepayments and deposits	$4,586	$4,583
Total Current Assets	4,586	4,583
Non-Current Assets
Interests in subsidiaries	258,919,660	241,210,655
Amounts due from group companies	55,117,354	55,647,841
Total non-current assets	314,037,014	296,858,496
Total Assets	$314,041,600	$296,863,079

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$322,694	$333,852
Amounts due to group companies	1,645,493	1,534,135
Total Liabilities	$1,968,187	$1,867,987

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COM MON STOCK; $0.0005 par value; 80,000,000 shares authorized; 38,911,014 and 38,765,201 shares issued; and 38,672,865 and 38,580,602 shares outstanding as of December 31, 2014 and 2013, respectively	19,456	19,383
Treasury stock; 238,149 and 184,599 shares as of December 31, 2014 and 2013	(561,728)	(500,000)
Additional paid-in capital	80,380,008	80,033,981
Retained earnings unappropriated	183,480,402	166,421,427
Retained earnings appropriated	18,078,392	17,265,572
Cumulative translation adjustment	30,676,883	31,754,729
Total Stockholders’ Equity	312,073,413	294,995,092
Total Liabilities and Stockholders’ Equity	$314,041,600	$296,863,079

Condensed Statements of Income
	Years Ended December 31,
	2014	2013

OPERATING (EXPENSES) INCOME
General and administrative expenses	$(914,502)	$(1,297,200)
Other operating income	-	171,092
TOTAL OPERATING EXPENSES	(914,502)	(1,126,108)
OTHER EXPENSES
Interest expense	(554)	(745)
TOTAL OTHER EXPENSES	(554)	(745)
TOTAL EXPENSES	(915,056)	(1,126,853)
Equity in net income of subsidiaries	18,786,851	22,094,211
INCOME BEFORE TAXES	17,871,795	20,967,358
INCOME TAXES	-	-
NET INCOME	$17,781,795	$20,967,358

S-1

Condensed Statements of Cash Flows
	Years Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,871,795	$20,967,358
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in unconsolidated subsidiaries	(18,786,851)	(22,094,211)
Stock-based compensation expense	346,100	544,900
Changes in assets and liabilities:
Prepayment and deposits	(3)	(4,583)
Other payables and accrued expenses	(11,158)	(337,522)
Net cash used in operating activities	(580,117)	(924,059)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from / (to) group companies	641,845	924,059)
Repurchase of common stock	(61,728)	-
Net cash provided by financing activities	580,117	924,059
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-
CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$-

Notes:

(i)	Basis of presentation
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

Item 10. Directors and Executive Officers and Corporate Governance.

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

Director Qualifications

The Company seeks directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. The Company also seeks directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion, in addition to the ability and commitment to devote time and energy to service on the Board and its committees. We believe that all of our directors meet the foregoing qualifications.

The Nominating and Corporate Governance Committee and the Board believe that the leadership skills and other experience of the Board members, as described below, provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Ming Yang is the founder of the company and has been in the chemical industry for more than ten years. Mr. Yang has contributed to the Board’s strong leadership and vision for the development of the Company.
Xiaobin Liu was appointed as Chief Executive Officer and Director on March 10, 2009. Mr Liu has years of experience in capital markets, financial and business management, and strategic planning and development.

Naihui Miao has served as Vice President of Shouguang City Haoyuan Chemical Company Limited since January 2006.  Since January 2006, Mr. Miao has served as Director, Secretary and Vice President of the Company. He is in charge of sales, human resource and business management. Mr Miao has years of experience in the chemical industry, business operations and management, and strategic planning and development.

Yang Zou was appointed as a Director on March 2, 2011. Mr. Zou currently serves as auditing project leader at Beijing Zhongpingjianhuahao Certified Accountants Co., Ltd.  He is a Certified Public Accountant and holds the certificate of Certified Internal Auditor.  Mr Zou has extensive experience in auditing and accounting related matters.

Nan Li was appointed as a Director on November 8, 2010. Mr. Li currently serves as Financial Controller at Global Pharm Holdings Group, Inc., an OTC Bulletin Board listed company.  He holds an Intermediate Accountant Certificate and is a Certified Public Accountant.  Mr Li has extensive experience in financial, auditing and management related matters with publicly listed companies.

Shitong Jiang was appointed as a Director on April 23, 2008.  Mr. Jiang is Chief of the Shouguang City Audit Bureau, Shandong Province. He has been with the audit bureau since 1990.  Mr Jiang has many years of auditing and management experience with PRC government departments.

Tengfei Zhang was appointed as a Director on June 30, 2011. Mr. Zhang currently serves as Chairman of the Board of Supervisors of Shenzhen Kaili Industrial Co., Ltd. He is a Certified Public Accountant. Mr. Zhang has many years of experience in management, finance, business strategy and audit related matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2014, all such reports were filed timely, except Yang Zou made one late Form 4 filing with respect to one transaction.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of the record date of the meeting, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of June 8, 2015, there were 46,179,025 shares of the Company’s Common Stock outstanding.

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

During the fiscal year 2014 and 2013, the Company borrowed $459,974 and $905,449, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (“Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

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

3.9	Amendment to Restated Certificate of Incorporation, filed with the Secretary of the State of Delaware on September 6, 2013, decreasing the authorized capital stock.*

3.10	By-laws, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-46580) declared effective on November 18, 1992.

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

10.5
Asset Purchase Agreement by and between Shouguang Haoyuan Chemical Co., Ltd., Jinjin Li, and Qiuzhen Wang dated June 7, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 3 on the Current Report on Form 8-K filed on February 22, 2011.

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
10.15 10.16
Equity Interest Transfer Agreement, dated January 12, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2015.

Lock-Up Agreement, dated February 4, 2015 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2008.

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm, filed with the Company’s Form 10-K on March 13, 2015.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: June 16, 2015	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		June 16, 2015
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		June 16, 2015
Min Li	Chief Financial Officer

/s/ Ming Yang		June 16, 2015
Ming Yang	Director

/s/ Naihui Miao		June 16, 2015
Naihui Miao	Director

/s/ Tengfei Zhang		June 16, 2015
Tengfei Zhang	Director

/s/ Yang Zou		June 16, 2015
Yang Zou	Director

/s/ Nan Li		June 16, 2015
Nan Li	Director

/s/ Shi Tong Jiang		June 16, 2015
Shi Tong Jiang	Director