Form 10-Q
period 2015-06-30
GULF RESOURCES, INC.
filed 2015-08-07
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒

As of August 6, 2015, the registrant had outstanding 46,007,120 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30, 2015 Unaudited		December 31, 2014 Audited
Current Assets
Cash		$118,027,848		$146,585,601
Accounts receivable		75,429,396		41,997,862
Inventories		6,755,970		5,367,868
Prepayments and deposits		25,367		86,301
Prepaid land leases		533,290		51,024
Other receivable		559		38,272
Deferred tax assets		865		864
Total Current Assets		200,773,295		194,127,792
Non-Current Assets
Property, plant and equipment, net		127,650,293		124,350,781
Property, plant and equipment under capital leases, net		1,162,793		1,339,602
Prepaid land leases, net of current portion		5,529,022		733,560
Deferred tax assets		2,514,284		2,430,417
Goodwill		31,396,066		-
Total non-current assets		168,252,458		128,854,360
Total Assets		$369,025,753		$322,982,152

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$16,856,838		$4,004,728
Retention payable		44,875		326,959
Capital lease obligation, current portion		114,171		205,128
Taxes payable		7,086,921		3,545,429
Total Current Liabilities		24,102,805		8,082,244
Non-Current Liabilities
Capital lease obligation, net of current portion		2,714,745		2,826,495
Total Liabilities		$26,817,550		$10,908,739

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 46,276,269 and 38,911,014 shares issued; and 46,007,120 and 38,672,865 shares outstanding as of June 30,2015 and December 31, 2014, respectively		23,139		19,456
Treasury stock; 269,149 and 238,149 shares as of June 30, 2015 and December 31, 2014 at cost		(599,441)		(561,728)
Additional paid-in capital		94,093,265		80,380,008
Retained earnings unappropriated		198,503,449		183,480,402
Retained earnings appropriated		19,145,876		18,078,392
Cumulative translation adjustment		31,041,915		30,676,883
Total Stockholders’ Equity		342,208,203		312,073,413
Total Liabilities and Stockholders’ Equity		$369,025,753		$322,982,152

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014

NET REVENUE
Net revenue	$49,350,070	$31,752,814	$84,260,899	$57,344,990

OPERATING INCOME (EXPENSES)
Cost of net revenue	(32,280,120)	(22,566,923)	(57,760,978)	(41,301,327)
Sales, marketing and other operating expenses	(120,746)	(27,215)	(202,176)	(49,729)
Research and development cost	(63,470)	(32,558)	(111,705)	(63,338)
Exploration cost	-	-	(325,840)	-
Loss from disposal of property, plant and equipment	-	(9,866)	-	(9,866)
General and administrative expenses	(2,434,246)	(1,701,601)	(4,415,363)	(3,022,119)
Other operating income	109,901	116,921	227,203	234,605
	(34,788,681)	(24,221,242)	(62,588,859)	(44,211,774)

INCOME FROM OPERATIONS	14,561,389	7,531,572	21,672,040	13,133,216

OTHER INCOME (EXPENSE)
Interest expense	(51,013)	(52,428)	(101,866)	(105,140)
Interest income	108,182	119,171	235,143	225,646
INCOME BEFORE TAXES	14,618,558	7,598,315	21,805,317	13,253,722

INCOME TAXES	(3,843,298)	(1,933,503)	(5,714,786)	(3,302,572)
NET INCOME	$10,775,260	$5,664,812	$16,090,531	$9,951,150

COMPREHENSIVE INCOME:
NET INCOME	$10,775,260	$5,664,812	$16,090,531	$9,951,150
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	1,475,380	(34,932)	365,032	(2,939,120)
COMPREHENSIVE INCOME	$12,250,640	$5,629,880	$16,455,563	$7,012,030

EARNINGS PER SHARE:
BASIC	$0.23	$0.15	$0.36	$0.26
DILUTED	$0.23	$0.14	$0.36	$0.25

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	45,928,234	38,726,415	44,313,537	38,662,773
DILUTED	47,143,073	39,341,228	45,319,208	39,309,946

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2015
(Expressed in U.S. dollars)

	Common stock
	Number	Number	Number			Additional	Retained	Retained	Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	translation
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	adjustment	Total

BALANCE AT DECEMBER 31, 2014 Audited	38,911,014	38,672,865	238,149	$19,456	$(561,728)	$80,380,008	$183,480,402	$18,078,392	$30,676,883	$312,073,413
Translation adjustment	-	-	-	-		-	-	-	365,032	365,032
Common stock repurchased	-	(31,000)	31,000	-	(37,713)	-	-	-	-	(37,713)
Cashless exercise of stock options	97,244	97,244	-	49	-	(49)	-	-	-	-
Issuance of stock options to employees and directors	-	-	-	-	-	343,800	-	-	-	343,800
Common stock issued for business acquisition	7,268,011	7,268,011	-	3,634	-	13,369,506	-	-	-	13,373,140
Net income for six-month period ended June 30, 2015	-	-	-	-	-	-	16,090,531	-	-	16,090,531
Transfer to statutory common reserve fund	-	-	-	-	-	-	(1,067,484)	1,067,484	-	-
BALANCE AT JUNE 30, 2015 Unaudited	46,276,269	46,007,120	269,149	$23,139	$(599,441)	$94,093,265	$198,503,449	$19,145,876	$31,041,915	$342,208,203

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

Six-Month Period Ended June 30,
2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,090,531	$9,951,150
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	101,460	104,767
Amortization of prepaid land leases	254,087	201,411
Depreciation and amortization	14,906,669	13,808,998
Loss from disposal of property, plant and equipment	-	9,866
Exchange (gain) loss on inter-company balances	24,292	(238,647)
Stock-based compensation expense	343,800	30,000
Deferred tax asset	(81,460)	-	-
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(13,943,594)	(804,584)
Inventories	268,683	(323,463)
Prepayments and deposits	67,150	(16,250)
Other receivables	37,713	-
Accounts payable and accrued expenses	4,172,413	1,229,869
Retention payable	(281,241)	(207,047)
Taxes payable	2,568,444	(643,039)
Net cash provided by operating activities	24,528,947	23,103,031

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(632,139)	(614,773)
Proceeds from sales of property, plant and equipment	-	21,514
Purchase of property, plant and equipment	-	(39,586)
Consideration paid for business acquisition	(66,305,606)	-
Cash acquired from acquisition	14,074,720	-
Net cash used in investing activities	(52,863,025)	(632,845)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(306,683)	(304,806)
Repurchase of common stock	(37,713)	-
Net cash used in financing activities	(344,396)	(304,806)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	120,721	(1,041,878)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(28,557,753)	21,123,502
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	146,585,601	107,828,800
CASH AND CASH EQUIVALENTS - END OF PERIOD	$118,027,848	$128,952,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,766,955	$3,931,589
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Issuance of common stock upon cashless exercise of options	$49	$73
Issuance of common stock for acquisition of business	$13,373,140	$-

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

In the opinion of management, the unaudited financial information for the three and six months ended June 30, 2015 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s 2014 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiary, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”). HKJI owns 100% of Shouguang City Haoyuan Chemical Company Limited ("SCHC") which owns 100% of ShouguangYuxin Chemical Industry Co., Limited (“SYCI”) and Shouguang City Rongyuan Chemical Co, Ltd (“SCRC”).  All material intercompany transactions have been eliminated on consolidation.

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), manufactures chemical products for use in the oil industry, pesticides and paper manufacturing industry through its wholly-owned subsidiary, ShouguangYuxin Chemical Industry Co., Limited ("SYCI"), andmanufactures chemical products used for human and animal antibiotics through its wholly-owned subsidiary, Shouguang City Rongyuan Chemical Co, Ltd (“SCRC”) in the People’s Republic of China (“PRC”).

(c)           Allowance for Doubtful Accounts

As of June 30, 2015 and December 31, 2014, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month and six-month periods ended June 30, 2015 and 2014.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $118,027,848 and $146,585,601 with these institutions as of June 30, 2015 and December 31, 2014, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  Approximately 74.4% and 66.5% of the balances of accounts receivable as of June 30, 2015 and December 31, 2014, respectively, are outstanding for less than three months. For the balances of accounts receivable aged more than 90 days as of June 30, 2015, approximately 69% were settled in July 2015.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due. The Company’s contributions totaled $241,972 and $193,729 for the three-month period ended June 30, 2015 and 2014, respectively, and totaled $435,120 and $319,030 for the six-month period ended June 30, 2015 and 2014, respectively.

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
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(h)           Recoverability of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35“Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

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

For the three-month and six-month periods ended June 30, 2014 and 2015, the Company determined that there are no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 229,228 and 1,971,251 shares for the three-month period ended June 30, 2015 and 2014, respectively, and amounted to 294,032 and1,782,469 shares for the six-month period ended June 30, 2015 and 2014, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Basic and Diluted Net Income per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
Numerator
Net income	$10,775,260	$5,664,812	$16,090,531	$9,951,150

Denominator
Basic: Weighted-average common shares outstanding during the period	45,928,234	38,726,415	44,313,537	38,662,773
Add: Dilutive effect of stock options	1,214,839	614,813	1,005,671	647,173
Diluted	47,143,073	39,341,228	45,319,208	39,309,946

Net income per share
Basic	$0.23	$0.15	$0.36	$0.26
Diluted	$0.23	$0.14	$0.36	$0.25

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

(m)      Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. Management of the Company evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment assessment annually and between annual tests in certain circumstances and determined that there was no impairment of goodwill. Goodwill impairment is assessed using the expected present value of associated future cash flows.

(n)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month and six-month periods ended June 30, 2015 or issued during 2015 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements through 2016.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)
NOTE 2 – BUSINESS ACQUISITION

In order to increase the Company’s profit margins, produce more consistent and reliable earnings and lessen dependence on the economically sensitive bromine industry, on January 12, 2015, Gulf Resources, Inc. (the “Company” or “Gulf”) and Shouguang City Haoyuan Chemical Company Limited, a wholly owned subsidiary of the Company (“SCHC”), entered into an Equity Interest Transfer Agreement (the “Agreement”) to acquire 100% of SCRC for a total consideration of $79,678,746 to be settled in cash and in the shares of the commons stock of the Company.

On February 4, 2015, the Company closed the transactions contemplated by the Agreement between the Company, SCHC and SCRC. The Closing Date is deemed to be the acquisition date.

On the Closing Date, the Company issued 7,268,011 shares of its common stock, par value $0.0005 per share (the “Shares”), at a the closing market price of $1.84 per Share on the Closing Date to the four former equity owners of SCRC. The sellers of SCRC agreed as part of the purchase price to accept 7,268,011 shares of Gulf Resources stock, based on a valuation of $2.00, which was a 73% premium to the price on the day the agreement was reached. For accounting purposes, these shares are being valued at $1.84, which was the closing price of the Company’s stock on the day of the closing of the agreement. There is no change in the number of shares issued. The total purchase consideration consisted of $66,305,606 in cash and $13,373,140 in the shares of the common stock of the Company.

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

The following table represents the fair value of identifiable assets and liabilities of SCRC acquired and goodwill recognized at acquisition date.

Cash	$14,074,720
Accounts receivable	19,365,259
Inventories	1,646,196
Other current assets	82,562
Property, plant and equipment, net	17,891,360
Prepaid land leases, net of current portion	4,800,404
Goodwill	31,399,066
Accounts payable and accrued expenses	(8,670,568)
Taxes payable	(963,458)
Cumulative translation adjustment	56,205
Total purchase price	$79,678,746

The net revenue and net income of SCRC since the acquisition date that are included in the condensed consolidated statement of income for the three months ended June 30, 2015 are $18,084,963 and $4,613,809. The net revenue and net income of SCRC since the acquisition date that are included in the condensed consolidated statement of income for the six months ended June 30, 2015 are $28,588,332 and $7,198,569.Goodwill is not expected to be deductible for tax purpose.

Costs of $121,512 related to the acquisition, which included audit fee and valuation fees, have been charged directly to operations and are included in general and administrative expenses in the condensed consolidated statement of income for the six months ended June 30, 2015.

The following table shows supplemental information of the results of operations on a pro forma basis for the six months ended June 31, 2015 and 2014, as if the acquisition of SCRC had been completed at the beginning of the Company’s interim periods presented.

	For the six months ended
	June 30, 2015	June 30, 2014
Net Revenue	$89,975,162	$87,740,225
Net Income	$17,560,565	$17,277,051
EARNINGS PER SHARE
-Basic	$0.38	$0.38
-Diluted	$0.37	$0.37

The pro forma information for all periods presented has been calculated after adjusting for results of SCRC to reflect the business combination accounting effect resulting from this acquisition including the elimination of intercompany sales, depreciation and amortization on the increase in valuation of property, plant and equipment and prepaid land lease. There are no nonrecurring items included in the pro forma results of operations presented.

NOTE 3 – INVENTORIES

Inventories consist of:

	June 30, 2015	December 31, 2014

Raw materials	$1,146,319	$625,160
Finished goods	4,733,210	4,746,163
Work-in-process	879,899	-
Allowance for obsolete and slow-moving inventory	(3,458)	(3,455)
	$6,755,970	$5,367,868

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month period ended June 30, 2015 and 2014, amortization of prepaid land lease totaled $127,583 and $96,439, respectively, which were recorded as cost of net revenue. During the six-month period ended June 30, 2015 and 2014, amortization of prepaid land lease totaled $254,087 and $201,411, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or government authority. For parcels of land that are collectively owned by local townships, the Company could not obtain land use rights certificates. The parcels of land that the Company could not obtain land use rights certificates cover a total of approximately 59.43 square kilometers with an aggregate carrying value of $1,172,819 and approximately 59.39 square kilometers with an aggregate carrying value of $742,820 as at June 30, 2015 and December 31, 2014, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2015	December 31, 2014
At cost:
Mineral rights	$6,512,242	$6,506,668
Buildings	72,909,702	53,231,127
Plant and machinery	186,178,788	177,485,689
Motor vehicles	9,397	9,389
Furniture, fixtures and office equipment	5,166,920	4,884,991
Total	270,777,049	242,117,864
Less: Accumulated depreciation and amortization	(143,126,756)	(117,767,083)
Net book value	$127,650,293	$124,350,781

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $46,566,572 and $37,219,221as at June 30, 2015 and December 31, 2014, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended June 30, 2015, depreciation and amortization expense totaled $7,438,801, of which $7,060,750 and $378,051 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended June 30, 2014, depreciation and amortization expense totaled $6,788,929, of which $6,469,584 and $319,345 were recorded as cost of net revenue and administrative expenses, respectively. During the six-month period ended June 30, 2015, depreciation and amortization expense totaled $14,729,165, of which $13,993,009 and $736,156 were recorded as cost of sales and administrative expenses respectively. During the six-month period ended June 30, 2014, depreciation and amortization expense totaled $13,638,256, of which $12,997,481 and $640,775 were recorded as cost of sales and administrative expenses respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	June 30, 2015	December 31, 2014
At cost:
Buildings	$134,604	$134,489
Plant and machinery	2,530,172	2,528,007
Total	2,664,776	2,662,496
Less: Accumulated depreciation and amortization	(1,501,983)	(1,322,894)
Net book value	$1,162,793	$1,339,602

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended June 30, 2015 and 2014, depreciation and amortization expense totaled $88,880 and $81,829, respectively, which was recorded as cost of net revenue. During the six-month period ended June 30, 2015 and 2014, depreciation and amortization expense totaled $177,504 and$170,742, respectively, which was recorded as cost of net revenue.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014
Accounts payable	$15,831,370	$3,181,465
Salary payable	286,059	234,932
Social security insurance contribution payable	111,075	89,232
Other payables	628,334	499,099
Total	$16,856,838	$4,004,728

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month and six-month periods ended June 30, 2015, the Company borrowed $220,000 and $520,000, respectively, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting was unsecured, interest free and repayable on demand and was fully settled in the three-month period ended June 30, 2015. There was no balance owing to Jiaxing Lighting as of June 30, 2015 and December 31, 2014.

During the fiscal year 2013, the Company entered into an agreement with the Shandong Shouguang Vegetable Seed Industry Group Co., Ltd, a related party, to provide property management services for an annual amount of approximately $100,704 for five years from January 1, 2013 to December 31, 2017. The expense associated with this agreement for the three- month period ended June 30, 2015 and 2014 were approximately$25,500. The expense associated with this agreement for the six- month period ended June 30, 2015 and 2014 were approximately $51,000.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2015	2014
Income tax payable	$3,920,134	$1,388,341
Mineral resource compensation fee payable	352,617	292,026
Value added tax payable	1,561,224	724,915
Land use tax payable	960,554	949,544
Other tax payables	292,392	190,603
Total	$7,086,921	$3,545,429

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	June 30,	December 31,
	Interest rate	2015	2014
Total capital lease obligations	6.7%	$2,828,916	$3,031,623
Less: Current portion		(114,171)	(205,128)
Capital lease obligations, net of current portion		$2,714,745	$2,826,495

Interest expenses from capital lease obligations amounted to $50,803 and $52,213 for the three-month period ended June 30, 2015 and 2014, respectively, which were charged to the income statements. Interest expenses from capital lease obligations amounted to $101,460 and $104,767 for the six-month period ended June 30, 2015 and 2014, respectively, which were charged to the income statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 ––EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock and accordingly 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and SCRC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2015 for SCHC, SYCI and SCRC is 39%, 50% and 7% of its registered capital respectively.

NOTE 12 – TREASURY STOCK

In January 2015, the Company repurchased 31,000 shares of common stock of the Company at an average price of $1.22 per share for a total cost of $37,713 under the approval of the Board of Directors. The Company recorded the entire purchase price of the treasury stock as a reduction of equity.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan, the total aggregate number of shares of the Company’s common stock reserved for issuance is 4,341,989 shares. As of June 30, 2015, the number of shares of the Company’s common stock available for issuance is 1,060,989.

The fair value of each option award below is estimated on the date of grant using the Black-Scholes option-pricing model. The risk free rate is based on the yield-to-maturity in continuous compounding of the US Government Bonds with the time-to-maturity similar to the expected tenor of the option granted, volatility is based on the annualized historical stock price volatility of the Company, and the expected life is estimated based on historical share option exercise experience as prescribed in FASB ASC 718.

In early March 2015, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.66 per share and the options vested immediately. The options were valued at $7,400 fair value, with assumed 73.55% volatility, a three-year expiration term with an expected tenor of 1.49 years, a risk free rate of 0.42% and no dividend yield. For the three-month period ended March 31, 2015, $7,400 was recognized as general and administrative expenses.

On April 8, 2015, the Company granted to 17 management staff options to purchase 275,000 shares of the Company’s common stock, respectively, at an exercise price of $1.428 per share and the options vested immediately. The options were valued at $146,400 fair value, respectively, with assumed 68.70% volatility, a four-year expiration term with an expected tenor of 0.94 years, a risk free rate of 0.20% and no dividend yield.

On April 8, 2015, the Company granted to 3 director options to purchase 300,000 shares of the Company’s common stock, respectively, at an exercise price of $1.428 per share and the options vested immediately. The options were valued at $181,400 fair value, respectively, with assumed 65.71% volatility, a four-year expiration term with an expected tenor of 1.30 years, a risk free rate of 0.31% and no dividend yield.

On May 7, 2015, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.550 per share and the options vested immediately. The options were valued at $8,600 fair value, with assumed 69.32% volatility, a three-year expiration term with an expected tenor of 0.97 years, a risk free rate of 0.23% and no dividend yield.

The following table summarizes all Company stock option transactions between January 1, 2015 and June 30, 2015.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2015	2,744,000	$2.38	$0.95 - $12.60
Granted and vested during the period Ended June 30, 2015	600,000	$1.46	$1.43-2.55
Exercised during the period ended June 30, 2015	(182,500)	$1.12	$0.95-1.66
Expired during the period ended June 30, 2015	(817,500)	$4.86	$2.06-4.97
Balance, June 30, 2015	2,344,000	$1.38	$0.95 - $12.60

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – STOCK-BASED COMPENSATION – Continued

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at June 30, 2015	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	2,344,000	$0.95 - $12.60	2.61

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2015 was $2,193,632.

The total intrinsic value of options exercised was $236,535 and $400,954 for the six months ended June 30, 2015 and 2014.

Intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing market price of the stock of the Company as of June 30, 2014 for options outstanding and exercisable as of June 30, 2015, and the closing market price of the stock of the Company as of the date of exercise for options exercised.

The 182,500 options exercised during the six months ended June 30, 2015, were cashless exercise of option.

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2015 and 2014, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2015 and 2014.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and six-month periods ended June 30, 2015 and 2014.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2015 and 2014 are 16.5%. There is no dividend withholding tax in Hong Kong.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC, SYCI and SCRC in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC, SYCI and SCRC are wholly foreign-owned enterprises (“FIE”) incorporated in the PRC and are subject to PRC Foreign Enterprise Income Tax Law.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued CaiShui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 will be exempted from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at 5% effective tax rate.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – INCOME TAXES – Continued

As of June 30, 2015 and December 31, 2014, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC of the FIE of the Company are $260,482,101 and $242,440,917, respectively. Upon dividend distribution, these accumulated distributable earnings are subject to WHT of up to $11,910,044 and $11,008,938 on the accumulated distributable reserves as of June 30, 2015 and December 31, 2014.

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2011 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns since incorporation in year 2008 are currently subject to examination.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
Current taxes – PRC	$3,843,298	$1,933,503	$5,796,246	$3,302,572
Deferred taxes – PRC	-	-	(81,460)	-
	$3,843,298	$1,933,503	$5,714,786	$3,302,572

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2015	2014	2015	2014
Statutory income tax rate	25%	25%	25%	25%
US federal net operating loss	1%	-	1%	-
Effective tax rate	26%	25%	26%	25%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$865	$864
Impairment on property, plant and equipment	477,836	477,427
Exploration costs	2,036,448	1,952,990
Compensation costs of unexercised stock options	618,382	1,427,296
US federal net operating loss	9,946,898	9,692,379
Total deferred tax assets	13,080,429	13,550,956
Valuation allowance	(10,565,280)	(11,119,675)
Net deferred tax asset	$2,515,149	$2,431,281

Current deferred tax asset	$865	$864
Long-term deferred tax asset	$2,514,284	$2,430,417

The increase in valuation allowance for each of the three-month period ended June 30, 2015 and 2014 is $209,007 and $199,223, respectively.

The decrease in valuation allowance for the six-month period ended June 30, 2015 is $554,395.

The increase in valuation allowance for the six-month period ended June 30, 2014 is $219,427.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2015 and December 31, 2014.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

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

Three-Month Period Ended June 30, 2015	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$15,092,861	$2,909,342	$31,347,867	$49,350,070	$-	$49,350,070
Net revenue (intersegment)	2,518,562	-	-	2,518,562	-	2,518,562
Income (loss) from operations before taxes	4,505,928	(4,027)	10,765,654	15,267,555	(706,166)	14,561,389
Income taxes	951,896	171,681	2,719,721	3,843,298	-	3,843,298
Income (loss) from operations after taxes	3,554,032	(175,708)	8,045,933	11,424,257	(706,166)	10,718,091
Total assets	142,221,356	40,055,235	186,715,430	368,992,021	33,732	369,025,753
Depreciation and amortization	4,501,603	1,589,490	1,436,588	7,527,681	-	7,527,681
Goodwill	-	-	31,396,066	31,396,066	-	31,396,066

Three-Month Period Ended June 30, 2014	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$16,214,612	$2,915,445	$12,622,757	$31,752,814	$-	$31,752,814
Net revenue (intersegment)	836,840	-	-	836,840	-	836,840
Income (loss) from operations before taxes	3,599,026	(116,798)	4,191,572	7,673,800	(142,228)	7,531,572
Income taxes	735,834	141,819	1,055,850	1,933,503	-	1,933,503
Income (loss) from operations after taxes	2,863,192	(258,617)	3,135,722	5,740,297	(142,228)	5,598,069
Total assets	189,852,951	53,961,678	72,505,351	316,319,980	25,561	316,345,541
Depreciation and amortization	4,378,252	1,604,960	887,546	6,870,758	-	6,870,758
Capital expenditures	-	-	-	-	-	-

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2015	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$26,126,110	$4,873,073	$53,261,716	$84,260,899	$-	$84,260,899
Net revenue (intersegment)	4,024,239	-	-	4,024,239	-	4,024,239
Income (loss) from operations before taxes	4,642,886	183,509	17,812,394	22,638,789	(966,749)	21,672,040
Income taxes	1,027,302	180,738	4,506,746	5,714,786	-	5,714,786
Income (loss) from operations after taxes	3,615,584	2,771	13,305,648	16,924,003	(966,749)	15,957,254
Total assets	142,221,356	40,055,235	186,715,430	368,992,021	33,732	369,025,753
Depreciation and amortization	9,236,903	2,990,787	2,678,979	14,906,669	-	14,906,699
Goodwill	-	-	31,396,066	31,396,066	-	31,396,066

Six-Month Period Ended June 30, 2014	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$27,976,528	$5,357,340	$24,011,122	$57,344,990	$-	$57,344,990
Net revenue (intersegment)	1,620,833	-	-	1,620,833	-	1,620,833
Income (loss) from operations before taxes	4,617,298	526,509	7,961,305	13,105,112	28,104	13,133,216
Income taxes	1,100,419	197,059	2,005,094	3,302,572	-	3,302,572
Income (loss) from operations after taxes	3,516,879	329,450	5,956,211	9,802,540	28,104	9,830,644
Total assets	189,852,951	53,961,678	72,505,351	316,319,980	25,561	316,345,541
Depreciation and amortization	8,928,395	3,099,717	1,780,886	13,808,998	-	13,808,998
Capital expenditures	34,378	5,208	-	39,586	-	39,586

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2015	2014	2015	2014
Total segment operating income	$15,267,555	$7,673,800	$22,638,789	$13,105,112
Corporate costs	(706,166)	(142,228)	(966,749)	28,104
Income from operations	14,561,389	7,531,572	21,672,040	13,133,216
Other income, net of expense	57,169	66,743	133,277	120,506
Income before taxes	$14,618,558	$7,598,315	$21,805,317	$13,253,722

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 2,382	$ 731	$ 1,973	$ 5,086	10.3%
TOTAL		$ 2,382	$ 731	$ 1,973	$ 5,086	10.3%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 4,072	$ 1,195	$ 3,684	$ 8,951	10.6%
TOTAL		$ 4,072	$ 1,195	$ 3,684	$ 8,951	10.6%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 2,505	$ 693	$ 1,935	$ 5,133	16.2%
TOTAL		$ 2,505	$ 693	$ 1,935	$ 5,133	16.2%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 4,088	$ 1,264	$ 3,320	$ 8,672	15.1%
TOTAL		$ 4,088	$ 1,264	$ 3,320	$ 8,672	15.1%

NOTE 16 – MAJOR SUPPLIERS

During the three-month and six-month periods ended June 30, 2015, the Company purchased 54.6% and 56.6% of its raw materials from its top five suppliers, respectively.  As of June 30, 2015, amounts due to those suppliers included in accounts payable were $5,689,387. During the three-month and six-month periods ended June 30, 2014, the Company purchased 89.7% and 89.6% of its raw materials from its top five suppliers, respectively.  As of June 30, 2014, amounts due to those suppliers included in accounts payable were $4,487,708.This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 17 – CUSTOMER CONCENTRATION

During the three-month and six-month periods ended June 30, 2015, the Company sold 29.2% and 30.0% of its products to its top five customers, respectively. As of June 30, 2015, amounts due from these customers were $23,645,809. During the three-month and six-month periods ended June 30, 2014, the Company sold 43.1% and 41.2% of its products to its top five customers, respectively. As of June 30, 2014, amounts due from these customers were $21,865,317.This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2015 and December 31, 2014.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of June 30, 2015, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased ten pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2022, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The Company has no purchase commitment as of June 30, 2015.

The following table sets forth the Company’s contractual obligations as of June 30, 2015:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees
Payable within:
the next 12 months	$307,021	$1,012,896	$102,045
the next 13 to 24 months	307,021	1,032,775	102,045
the next 25 to 36 months	307,021	1,056,897	51,023
the next 37 to 48 months	307,021	1,078,730	-
the next 49 to 60 months	307,021	1,105,071	-
thereafter	3,070,209	19,900,638	-
Total	$4,605,314	$25,187,007	$255,113
Less: Amount representing interest	(1,776,398)
Present value of net minimum lease payments	$2,828,916

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $251,741 and $243,791, which were charged to the income statements for the three-month ended June 30, 2015 and 2014, respectively. Rental expenses related to operating leases of the Company amounted to $517,038 and $489,041, which were charged to the income statements for the six-month ended June 30, 2015 and 2014, respectively.

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

Overview

Gulf Resources conducts operations through its three wholly-owned China subsidiaries, SCHC, SYCI and SCRC. Our business is also reported in these three segments, Bromine, Crude Salt, and Chemical Products.

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

Through SCRC, we manufacture and sell chemical products that are used for human and animal antibiotics.

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

On December 12, 2006, we, then known as Diversifax, Inc., a public “shell” company, acquired Upper Class Group Limited and SCHC. Under the terms of the agreement, the stockholders of Upper Class Group Limited received 13,250,000 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of voting common stock of Gulf Resources, Inc. in exchange for all outstanding shares of Upper Class Group Limited. Members of the Yang family received approximately 62% of our common stock as a result of the acquisition.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquire, Upper Class Group Limited. Share and per share amounts stated have been retroactively adjusted to reflect the share exchange. On February 20, 2007, we changed our corporate name to Gulf Resources, Inc.

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

On January 12, 2015, Gulf Resources, Inc. (the “Company” or “Gulf”) and Shouguang City Haoyuan Chemical Company Limited, a wholly owned subsidiary of the Company (“SCHC”), entered into an Equity Interest Transfer Agreement (the “Agreement”) with SCRC.

On February 4, 2015 the Company closed the transactions contemplated by the Agreement between the Company, SCHC and SCRC.

On the Closing Date, the Company issued 7,268,011shares of its common stock, par value $0.0005 per share (the “Shares”), at the closing market price of $1.84 per Share on the Closing Date to the four former equity owners of SCRC .The issuance of the Shares was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended. On the Closing Date, the Company entered into a lock-up agreement with the four former equity owners of SCRC. In accordance with the terms of the lock-up agreement, the shareholders have agreed not to sell or transfer the Shares for five years from the date the stock certificates evidencing the Shares are issued.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2015 and 2014.

Comparison of the Three-Month Period Ended June 30, 2015 and 2014

	Three-Month Period Ended June 30, 2015	Three-Month Period Ended June 30, 2014	% Change
Net revenue	$49,350,070	$31,752,814	55%
Cost of net revenue	$(32,280,120)	$(22,566,923)	43%
Gross profit	$17,069,950	$9,185,891	86%
Sales, marketing and other operating expenses	$(120,746)	$(27,215)	344%
Research and development costs	$(63,470)	$(32,558)	95%
Loss from disposal of property, plant and equipment	$-	$(9,866)	(100%)
General and administrative expenses	$(2,434,246)	$(1,701,601)	43%
Other operating income	$109,901	$116,921	(6%)
Income from operations	$14,561,389	$7,531,572	93%
Other income (expense), net	$57,169	$66,743	(14%)
Income before taxes	$14,618,558	$7,598,315	92%
Income taxes	$(3,843,298)	$(1,933,503)	99%
Net income	$10,775,260	$5,664,812	90%

Net revenue.  Net revenue was $49,350,070 for three-month period ended June 30, 2015, an increase of approximately $17.6 million (or 55%) as compared to the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $18,084,963 to our net revenue for the three-month period ended June 30, 2015.

Revenue from the bromine products segment decreased from $16,214,612 for the three-month period ended June 30, 2014 to $15,092,861 for the same period in 2015, a decrease of approximately 7%. Revenue from the crude salt segment decreased from $2,915,445 for the three-month period ended June 30, 2014 to $2,909,342 for the same period in 2015, a decrease of approximately 0.2%.

Revenue from the chemical segment increased from $12,622,757 for the three-month period ended June 30, 2014 to $31,347,867 for the same period in 2015, an increase of approximately 148%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Increase/Decrease
	June 30, 2015		June 30, 2014		of Net Revenue
Segment		% of total		% of total
Bromine	$15,092,861	31%	$16,214,612	51%	(7%)
Crude Salt	$2,909,342	6%	$2,915,445	9%	(0.2%)
Chemical Products	$31,347,867	63%	$12,622,757	40%	148%
Total sales	$49,350,070	100%	$31,752,814	100%	55%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2015	June 30, 2014	Increase/(Decrease)
Bromine (excluded volume sold to SYCI and SCRC after acquisition in January 2015)	4,751	5,663	(16%)
Crude Salt	90,475	89,528	1%

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2015	June 30, 2014	Increase/(Decrease)
Oil and gas exploration additives	3,893	3,857	0.9%
Paper manufacturing additives	1,099	1,096	0.3%
Pesticides manufacturing additives	844	859	(1.7%)
Pharmaceutical intermediate	540	-	-
By product	3,805	-	-
Overall	10,181	5,812	75%

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in the sales volume of bromine. The sales volume of bromine decreased from 5,663 tonnes for the three-month period ended June 30, 2014 to 4,751 tonnes for the same period in 2015, a decrease of 16%. The reasons for the decrease in the sales volume of bromine were mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries and the sale of bromine to SCRC in three-month period ended June 30, 2015 excluded from the net revenue in the bromine segment as SCRC was acquired by us in January 2015.

The selling price of bromine increased from $2,863 per tonne for the three-month period ended June 30, 2014 to $3,177 per tonnes for the same period in 2015, an increase of 11%. The average selling price for this quarter increased $322 per tonne, as compared with the third quarter of 2014, which was $2,855 per tonne. We expect the average selling price of bromine to remain at current levels through the end of 2015 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the fiscal year 2015 from the same period in 2014.

Three-Month Period Ended June 30,
Increase/(Decrease) in net revenue of bromine as a result of:	2015 vs. 2014
Increase in average selling price	$1,631,516
Decrease in sales volume	$(2,753,267)
Total effect on net revenue of bromine	$(1,121,751)

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in the selling price of crude salt. The selling price of crude salt decreased by 1% from $32.56 per tonne for the three-month period ended June 30, 2014 to $32.16 per tonne for the same period in 2015. The decrease in the selling price was mainly due to the macro-economic tightening policy imposed by the PRC government to slow down the economy, which has affected our customers’ industries.

We noted an upward trend in the average selling price of crude salt since the third quarter of 2014. The average selling price increased 15% from the third quarter of 2014 to the second quarter of 2015. We expect the average selling price of crude salt to remain at current levels through the end of 2015.

Three-Month Period Ended June 30,
Increase / (Decrease) in net revenue of crude salt as a result of:	2015 vs. 2014
Decrease in average selling price	$(36,748)
Increase in sales volume	$30,645
Total effect on net revenue of crude salt	$(6,103)

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	June 30, 2015		June 30, 2014		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$7,644,723	24%	$7,220,640	57%	6%
Paper manufacturing additives	$1,318,107	4%	$1,259,311	10%	5%
Pesticides manufacturing additives	$4,300,074	14%	$4,142,806	33%	4%
Pharmaceutical intermediates	$13,418,871	43%	-	-	-
By product	$4,666,092	15%	-	-	-
Total sales	$31,347,867	100%	$12,622,757	100%	148%

Net revenue from our chemical products segment increased from $12,622,757 for the three-month period ended June 30, 2014 to $31,347,867 for the same period in 2015, an increase of approximately 148%. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $18,084,963 to our revenue for the three-month period ended June 30, 2015. Net revenue from our oil and gas exploration chemicals contributed $7,644,723 (or 24%) and $7,220,640 (or 57%) of our chemical segment revenue for the three-month periods ended June 30, 2015 and 2014, respectively, with an increase of $424,082, or 6%. Net revenue from our paper manufacturing additives increased from $1,259,311 for the three-month period ended June 30, 2014 to $1,318,107 for the same period in 2015, an increase of approximately 5%. Net revenue from our pesticides manufacturing additives increased from $4,142,806 for the three-month period ended June 30, 2014 to $4,300,074 for the same period in 2015, an increase of approximately 4%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for the three-month period ended June 30, 2015 from the same period in 2014 (excluding SCRC).

Increase / (Decrease) in net revenue, for the three-month period ended June 30, 2015 vs. 2014, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase in average selling price	$355,038	$55,274	$231,650	$641,962
Increase / (Decrease) in sales volume	$69,044	$3,523	$(74,382)	$(1,815)
Total effect on net revenue of chemical products	$424,082	$58,797	$157,268	$640,167

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2015		June 30, 2014		Net Revenue
Segment		% of total		% of total
Bromine	$9,613,683	30%	$11,653,753	52%	(18%)
Crude Salt	$2,716,619	8%	$2,824,332	12%	(4%)
Chemical Products	$19,949,818	62%	$8,088,838	36%	147%
Total	$32,280,120	100%	$22,566,923	100%	43%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $32,280,120 for the three-month period ended June 30, 2015, an increase of $9,713,197 (or 43%) as compared to the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $11,614,928 to our cost of net revenue for the three-month period ended June 30, 2015.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2014	47,347	50%
Three-month period ended June 30, 2015	47,347	47%
Variance of the three-month period ended June 30, 2015 and 2014	-	(3%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 3% for the three-month period ended June 30, 2015 as compared with the same period in 2014.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2014 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we plan to carry out an enhancement project for the rest of our transmission channels and ducts in Factories No. 10 and No. 11 in 2015. During the three-month period June 30, 2015, no such enhancement work was carried out due to the extreme hot weather condition in the Shangdong region. We expect to resume the enhancement work in the third and fourth quarters of 2015 when weather conditions permit.

Bromine segment
For the three-month period ended June 30, 2015, the cost of net revenue for the bromine segment was $9,613,683, a decrease of $2,040,070 or 18% over the same period in 2014. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $3,148,642 (or 33%), depreciation and amortization of manufacturing plant and machinery of $4,381,296 (or 46%) and electricity of $896,064 (or 9%) for the three-month period ended June 30, 2015. For the three-month period ended June 30, 2014, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $5,114,904 (or 44%), depreciation and amortization of manufacturing plant and machinery of $4,259,921 (or 37%) and electricity of $933,494 (or 8%). The cost structure changed as compared with the same period in 2014 where the contribution from cost of raw materials and finished goods consumed decreased by 11% and depreciation and amortization of manufacturing plant and machinery increased by 9%. The decrease in net cost of net revenue was mainly attributable to the decreased volume of products sold and an inter-company elimination adjustment related to the sale of bromine to SCRC in the three-month period ended June30, 2015 allocated to the bromine segment whereas there is no such adjustment in the same period in  2014 as SCRC was acquired by us in January 2015, which was partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014.

The table below represents the major production cost component of bromine per tonne sold for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	June 30, 2015		June 30, 2014		% Change
		% of total		% of total
Raw materials	$1,021	47%	$999	48%	2%
Depreciation and amortization	$790	36%	$715	34%	10%
Electricity	$161	7%	$157	7%	3%
Others	$214	10%	$226	11%	(5%)
Production cost of bromine per tonne sold	$2,186	100%	$2,097	100%	4%

Our production cost of bromine per tonne sold was $2,186 for the three-month period ended June 30, 2015, an increase of 4% (or $89) as compared to the same period in 2014, which was attributable mainly to the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended June 30, 2015 was $2,716,619, representing a decrease of $107,713, or 4%, compared to $2,824,332 for the same period in 2014. The decrease in cost was mainly due to the decrease in the allocation of common costs shared between crude salt segment and bromine segment, which decreased from 16.2% for the three-month period ended June 30, 2014 to 15.3% for the same period in 2015, which in turn resulted in a decrease in the cost allocated to crude salt segment. The significant cost components for the three-month period ended June 30, 2015 were depreciation and amortization of $1,927,377 (or 71%), resource taxes calculated based on crude salt sold of $295,654 (or 11%) and electricity of $198,678 (or 7%). The significant cost components for the three-month period ended June 30, 2014 were depreciation and amortization of $1,955,138 (or 69%), resource taxes calculated based on crude salt sold of $290,768 (or 10%) and electricity of $222,328 (or 8%).The table below represents the major production cost component of crude salt per ton sold for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	June 30, 2015		June 30, 2014		% Change
		% of total		% of total
Depreciation and amortization	$21.3	71%	$21.8	69%	(2%)
Resource tax	$3.3	11%	$3.2	10%	3%
Electricity	$2.2	7%	$2.5	8%	(12%)
Others	$3.2	11%	$4.0	13%	(20%)
Production cost of crude salt per tonne sold	$30.0	100%	$31.5	100%	(5%)

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2015 was $19,949,818, representing an increase of $11,860,980 or 147% over the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $11,614,928 to our cost of net revenue for the three-month period ended June 30, 2015.

Gross Profit. Gross profit was $17,069,950, or 35%, of net revenue for three-month period ended June 30, 2015 compared to $9,185,891, or 29%, of net revenue for the same period in 2014.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2015		June 30, 2014		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$5,479,178	36%	$4,560,859	28%	8%
Crude Salt	$192,723	7%	$91,113	3%	4%
Chemical Products	$11,398,049	36%	$4,533,919	36%	0%
Total Gross Profit	$17,069,950	35%	$9,185,891	29%	6%

Bromine segment
For the three-month period ended June 30, 2015, the gross profit margin for our bromine segment was 36% compared to 28% for the same period in 2014. This 8% increase is mainly due to the selling price of bromine increased from $2,863 per tonne for the three-month period ended June 30, 2014 to $3,177 per tonnes for the same period in 2015, an increase of 11%. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2015 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the three-month period ended June 30, 2015 the gross profit margin for our crude salt segment was 7% compared to 3% for the same period in 2014.

This 4% increase in our gross profit margin is mainly attributable to the decrease in the allocation of common costs shared between crude salt segment and bromine segment, which decreased from 16.2% for the three-month period ended June 30, 2014 to 15.3% for the same period in 2015, which in turn resulted in a decrease in the cost allocated to crude salt segment. We distribute the total costs shared among bromine and crude salt by reference to the average selling price and production volume of respective segment.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended June 30, 2015 was 36% compared to 36% for the same period in 2014.

Research and Development Costs . The total research and development costs incurred for the three-month period ended June 30, 2015 and 2014 were $63,470 and $32,558, respectively, an increase of 95%. Research and development costs for the three-month period ended June 30, 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine. Research and development costs for the three-month period ended June 30, 2014 represented raw materials used by SYCI for testing the manufacturing routine.

General and Administrative Expenses. General and administrative expenses were $2,434,246 for the three-month period ended June 30, 2015, an increase of $732,645 (or 43%) as compared to $1,701,601 for the same period in 2014. This increase in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees increase from $16,100 for the three-month period ended June 30,2014 to $336,400 for the same period of 2015 ; and (ii) the unrealized exchange gain in relation to the translation difference of inter-company balances in USD and RMB for the three-month period ended June 30,2014 amounted to $3,223, as compared to the unrealized exchange loss for the same period in 2015 amounted to$125,651 ; and (iii) consolidation in 2015 of SCRC, which accounted for $183,864 of our general and administrative expenses for the three-month period ended June 30, 2015

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $109,901 for the three-month period ended June 30, 2015, representing a decrease of $7,020 (or 6%) from $116,921 for the same period in 2014. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations Income from operations was $14,561,389 for the three-month period ended June 30, 2015 (or 30% of net revenue), an increase of $7,029,817, or approximately 93%, over income from operations for the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $6,155,547 to our income from operation for the three-month period ended June 30, 2015.

	Income /loss from Operations by Segment
	Three-Month Period Ended June 30, 2015		Three-Month Period Ended June 30, 2014
Segment:		% of total		% of total
Bromine	$4,505,928	29.51%	$3,599,026	47%
Crude Salt	(4,027)	(0.03%)	(116,798)	(2%)
Chemical Products	10,765,654	70.52%	4,191,572	55%
Income from operations before corporate costs	15,267,555	100%	7,673,800	100%
Corporate costs	(706,166)		(142,228)
Income from operations	$14,561,389		$7,531,572

Bromine segment
Income from operations from our bromine segment was $4,505,928 for the three-month period ended June 30, 2015, an increase of $906,902 (or approximately 25%) as compared to the same period in 2014. This increase resulted primarily from the higher selling price of bromine in the three-month period ended June 30, 2015 compared to the same period in 2014, and an inter-company elimination adjustment related to the sale of bromine to SCRC in the three-month period ended June 30, 2015 allocated to the bromine segment whereas there is no such adjustment in the same period in 2014 as SCRC was acquired by us in January 2015.

Crude salt segment
Loss from operations from our crude salt segment was $4,027 for the three-month period ended June 30, 2015. Loss from operations from our crude salt segment was $116,798 for the three-month period ended June 30, 2014. This decrease in loss resulted primarily from the decrease in the allocation of common costs shared between crude salt segment and bromine segment, which decreased from 16.2% for the three-month period ended June 30, 2014 to 15.3% for the same period in 2015, which in turn resulted in a decrease in the cost allocated to crude salt segment. We distribute the total costs shared among bromine and crude salt by reference to the average selling price and production volume of respective segment.

Chemical products segment
Income from operations from our chemical products segment was $10,765,654 for the three-month period ended June 30, 2015, an increase of $6,574,082 (or approximately 157%) compared to the same period in 2014. This significant increase was primarily due to the consolidation in 2015 of SCRC, which contributed $6,155,547 to our income from operation for the three-month period ended June 30, 2015.

Other Income, Net Other income, net of $57,169 represented bank interest income, net of capital lease interest expense for the three -month period ended June 30, 2015, a decrease of $9,574 (or approximately 14%) as compared to the same period in 2014,.

Net Income Net income was $10,775,260 for the three-month period ended June 30, 2015, an increase of $5,110,448 (or approximately 90%) compared to the same period in 2014. This significant increase was primarily attributable to the consolidation in 2015 of SCRC, which contributed $4,613,809 to our net income for the three-month period ended June 30, 2015.

Effective Tax Rate Our effective tax rate for the three-month period ended June 30, 2015 and 2014 were 26% and 25% respectively. The effective tax rate for the three-month period ended June 30, 2015 was 1% higher than the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company in which a full valuation allowance was booked .

Comparison of the Six-Month Period Ended June 30, 2015 and 2014

	Six-Month Period Ended June 30, 2015	Six-Month Period Ended June 30, 2014	% Change
Net revenue	$84,260,899	$57,344,990	47%
Cost of net revenue	$(57,760,978)	$(41,301,327)	40%
Gross profit	$26,499,921	$16,043,663	65%
Sales, marketing and other operating expenses	$(202,176)	$(49,729)	307%
Research and development costs	$(111,705)	$(63,338)	76%
Exploration cost	$(325,840)	-	-
Loss from disposal of property, plant and equipment	$-	$(9,866)	(100%)
General and administrative expenses	$(4,415,363)	$(3,022,119)	46%
Other operating income	$227,203	$234,605	(3%)
Income from operations	$21,672,040	$13,133,216	65%
Other income, net	$133,277	$120,506	11%
Income before taxes	$21,805,317	$13,253,722	65%
Income taxes	$(5,714,786)	$(3,302,572)	73%
Net income	$16,090,531	$9,951,150	62%

Net revenue.  Net revenue was $84,260,899 for six-month period ended June 30, 2015, an increase of approximately $26.9 million (or 47%) as compared to the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $28,588,332 to our net revenue for the six-month period ended June 30, 2015.

Revenue from the bromine products segment decreased from $27,976,528 for the six-month period ended June 30, 2014 to $26,126,110 for the same period in 2015, a decrease of approximately 7%. Revenue from the crude salt segment decreased from $5,357,340 for the six-month period ended June 30, 2014 to $4,873,073 for the same period in 2015, a decrease of approximately 9%.

Revenue from the chemical segment increased from $24,011,122 for the six-month period ended June 30, 2014 to $53,261,716 for the same period in 2015, an increase of approximately 122%.

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase/(Decrease)
	June 30, 2015		June 30, 2014		of Net Revenue
Segment		% of total		% of total
Bromine	$26,126,110	31%	$27,976,528	49%	(7%)
Crude Salt	$4,873,073	6%	$5,357,340	9%	(9%)
Chemical Products	$53,261,716	63%	$24,011,122	42%	122%
Total sales	$84,260,899	100%	$57,344,990	100%	47%

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2015	June 30, 2014	Increase/(Decrease)
Bromine (excluded volume sold to SYCI and SCRC after acquisition in January 2015)	8,422	9,603	(12%)
Crude Salt	153,202	152,900	0.2%

	Six-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2015	June 30, 2014	Increase/(Decrease)
Oil and gas exploration additives	7,374	7,226	2%
Paper manufacturing additives	2,090	2,058	2%
Pesticides manufacturing additives	1,614	1,651	(2%)
Pharmaceutical intermediate	852	-	-
By product	6,146	-	-
Overall	18,076	10,935	65%

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in the sales volume of bromine. The sales volume of bromine decreased from 9,603 tonnes for the six-month period ended June 30, 2014 to 8,422 tonnes for the same period in 2015, a decrease of 12%. The reasons for the decrease in the sales volume of bromine were mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries and the sale of bromine to SCRC in six-month period ended June 30, 2015 excluded from the net revenue in the bromine segment as SCRC was acquired by us in January 2015.

The selling price of bromine increased from $2,913 per tonne for the six-month period ended June 30, 2014 to $3,102 per tonnes for the same period in 2015, an increase of 6%. The average selling price for the first half of 2015 remained relatively stable at around $3,100 per tonne. We expect the average selling price of bromine to remain at current levels through the end of 2015 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the fiscal year 2015 from the same period in 2014.

Six-Month Period Ended June 30,
Increase / (Decrease) in net revenue of bromine as a result of:	2015 vs. 2014
Increase in average selling price	$1,703,342
Decrease in sales volume	$(3,553,760)
Total effect on net revenue of bromine	$(1,850,418)

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in the average selling price of crude salt. The average selling price of crude salt decreased from $35.04 per tonne for the six-month period ended June 30, 2014 to $31.81 per tonne for the same period in 2015, a decrease of 9%.The decrease in the selling price was mainly due to the macro-economic tightening policy imposed by the PRC government to slow down the economy, which has affected our customers’ industries.

Six-Month Period Ended June 30,
Increase / (Decrease) in net revenue of crude salt as a result of:	2015 vs. 2014
Decrease in average selling price	$(494,350)
Increase in sales volume	$10,083
Total effect on net revenue of crude salt	$(484,267)

Chemical products segment
	Product Mix of Chemical Products Segment				Percent
	Six-Month Period Ended		Six-Month Period Ended		Change of
	June 30, 2014		June 30, 2013		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$14,213,220	27%	$13,719,606	57%	4%
Paper manufacturing additives	$2,457,912	4%	$2,371,261	10%	4%
Pesticides manufacturing additives	$8,002,252	15%	$7,920,256	33%	1%
Pharmaceutical intermediates	$21,118,012	40%	-	-	-
By product	$7,470,320	14%	-	-	-
Total sales	$53,261,716	100%	$24,011,122	100%	122%

Net revenue from our chemical products segment increased from $24,011,122 for the six-month period ended June 30, 2014 to $53,261,716 for the same period in 2015, an increase of approximately 122%. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $28,588,332 to our revenue for the six-month period ended June 30, 2015. Net revenue from our oil and gas exploration chemicals contributed $14,213,220 (or 27%) and $13,719,606 (or 57%) of our chemical segment revenue for the six-month periods ended June 31, 2015 and 2014, respectively, with an increase of $493,614, or 4%. Net revenue from our paper manufacturing additives increased from $2,371,261 for the six-month period ended June 30, 2014 to $2,457,912 for the same period in 2015, an increase of approximately 4%. Net revenue from our pesticides manufacturing additives increased from $7,920,256 for the six-month period ended June 30, 2014 to $8,002,252 for the same period in 2015, an increase of approximately 1%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for the six-month period ended June 30, 2014 from the same period in 2015 (excluding SCRC).

Increase in net revenue, for the six-month period ended June 30, 2015 vs. 2014, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase in average selling price	$210,481	$49,399	$262,469	$522,349
Increase/(Decrease) in sales volume	$283,133	$37,252	$(180,473)	$139,912
Total effect on net revenue of chemical products	$493,614	$86,651	$81,996	$662,261

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2015		June 30, 2014		Net Revenue
Segment		% of total		% of total
Bromine	$19,169,659	33%	$21,424,507	52%	(11%)
Crude Salt	$4,317,740	8%	$4,457,682	11%	(3%)
Chemical Products	$34,273,579	59%	$15,419,138	37%	122%
Total	$57,760,978	100%	$41,301,327	100%	40%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $57,760,978 for the six-month period ended June 30, 2015, an increase of $16,459,651 (or 40%) as compared to the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $18,446,264 to our cost of net revenue for the six-month period ended June 30, 2015.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2014	47,347	43%
Six-month period ended June 30, 2015	47,347	41%
Variance of the six-month period ended June 30, 2015 and 2014	-	(2%	)

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 2% for the six-month period ended June 30, 2015 as compared with the same period in 2014.

Bromine segment
For the six-month period ended June 30, 2015, the cost of net revenue for the bromine segment was $19,169,659,a decrease of $2,254,848 or 11% over the same period in 2014. The most significant components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $6,330,499 (or 33%), depreciation and amortization of manufacturing plant and machinery of $8,990,182 (or 47%) and electricity of $1,582,660 (or 8%) for the six-month period ended June 30, 2015. For the six-month period ended June 30, 2014, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $8,656,305 (or 40%), depreciation and amortization of manufacturing plant and machinery of $8,686,697 (or 41%) and electricity of $1,627,204 (or 8%). The cost structure changed as compared with the same period in 2014 where the contribution from cost of raw materials and finished goods consumed decreased by 7% and depreciation and amortization of manufacturing plant and machinery increased by 6%. The decrease in net cost of net revenue was attributable mainly to the decrease in volume of products sold and an inter-company elimination adjustment related to the sale of bromine to SCRC in the six-month period ended June 30, 2015 allocated to the bromine segment whereas there is no such adjustment in the same period in 2014 as SCRC was acquired by us in January 2015, which was partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2014 and completed in September 2014. The depreciation of these enhancement projects commenced in October 2014.

The table below represents the major production cost component of bromine per tonne sold for respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of bromine segment	June 30, 2015		June 30, 2014		% Change
		% of total		% of total
Raw materials	$1,065	44%	$1,012	44%	5%
Depreciation and amortization	$925	39%	$855	38%	8%
Electricity	$163	7%	$160	7%	2%
Others	$232	10%	$241	11%	(4%)
Production cost of bromine per tonne sold	$2,385	100%	$2,268	100%	5%

Our production cost of bromine per tonne sold was $2,385 for the six-month period ended June 30, 2015, an increase of 5% (or $117) as compared to the same period in 2014.

Crude salt segment
For the six-month period ended June 30, 2015, the cost of net revenue for our crude salt segment was $4,317,740, representing a decrease of $139,942, or 3%, compared to $4,457,682 for the same period in 2014. The decrease in cost was mainly due to the decrease in the allocation of common costs shared between crude salt segment and bromine segment, which decreased from 14.7% for the six-month period ended June 30, 2014 to 13.0% for the same period in 2015, which in turn resulted in a decrease in the cost allocated to crude salt segment. The significant cost components for the six-month period ended June 30, 2015 were depreciation and amortization of $3,094,508 (or 72%), resource taxes calculated based on crude salt sold of $500,043 (or 12%) and electricity of $268,117 (or 6%). The significant cost components for the six-month period ended June 30, 2014 were depreciation and amortization of $3,117,460 (or 70%), resource taxes calculated based on crude salt sold of $497,932 (or 11%) and electricity of $305,095 (or 7%).The table below represents the major production cost component of crude salt per ton sold for respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of crude salt segment	June 30, 2015		June 30, 2014		% Change
		% of total		% of total
Depreciation and amortization	$20.2	72%	$20.4	70%	(1%)
Resource tax	$3.3	12%	$3.3	11%	0%
Electricity	$1.7	6%	$2.0	7%	(15%)
Others	$3.0	10%	$3.5	12%	(14%)
Production cost of crude salt per tonne sold	$28.2	100%	$29.2	100%	(3%)

Chemical products segment
Cost of net revenue for our chemical products segment for the six-month period ended June 30, 2015 was $34,273,579, representing an increase of $18,854,441 or 122% over the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $18,446,264 to our cost of net revenue for the six-month period ended June 30, 2015.

Gross Profit. Gross profit was $26,499,921, or 31%, of net revenue for six-month period ended June 30, 2015 compared to $16,043,663, or 28%, of net revenue for the same period in 2014.The increase in gross profit percentage was primarily attributable to an increase in the margin percentage of bromine.

	Gross Profit by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2015		June 30, 2014		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$6,956,451	27%	$6,552,021	23%	4%
Crude Salt	$555,333	11%	$899,658	17%	(6%)
Chemical Products	$18,988,137	36%	$8,591,984	36%	0%
Total Gross Profit	$26,499,921	31%	$16,043,663	28%	3%

Bromine segment
The gross profit margin for our bromine segment for the six-month period ended June 30, 2015 was 27% compared to 23% for the same period in 2014.This 4% increase is mainly due to the increase in bromine price.

Crude salt segment
For the six-month period ended June 30, 2015, the gross profit margin for our crude salt segment was 11% compared to 17% for the same period in 2014. This 6% decrease in our gross profit margin is mainly attributable to the decrease in crude salt selling price.

Chemical products segment
The gross profit margin for our chemical products segment for the six-month period ended June 30, 2015 was 36% compared to 36% for the same period in 2014.

Research and Development Costs. For the six-month period ended June 30, 2015 and 2014, the total research and development costs incurred were $111,705 and $63,338, respectively, a decrease of 76%. Research and development costs for the six-month period ended June 30, 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine. Research and development costs for the six-month period ended June 30, 2014 represented raw materials used by SYCI for testing the manufacturing routine.

Exploration Costs The total exploration costs incurred for the six-month periods ended June 30, 2015 and 2014 were $325,840 and $0. As of June 30, 2015 the Company incurred a total of $7,848,873 in exploration cost for the drilling of natural gas resources. On January 30, 2015, the Company announced that it found natural gas resources under its bromine well in the Sichuan area and received a testing report in early May 2015 which confirmed the economics of the natural gas under this well.

General and Administrative Expenses. General and administrative expenses were $4,415,363 for the six-month period ended June 30, 2015, an increase of $1,393,244 (or 46%) as compared to $3,022,119 for the same period in 2014. This increase in general and administrative expenses was primarily due to (i) audit fee incurred in the amount of $115,000 related to the audit of SCRC acquired in the six-month period ended June 30, 2015; and (ii) a non-cash expense related to stock options granted to employees increased from $30,000 for the six-month period ended June 30, 2014 to $343,800 for the same period of 2015; and (iii) the unrealized exchange gain in relation to the translation difference of inter-company balances in USD and RMB for the six-month period ended June 30,2014 amounted to $238,647, as compared to the unrealized exchange loss for the same period in 2015 amounted to $24,292; and (iv) consolidation in 2015 of SCRC, which accounted for $335,615 of our general and administrative expenses for the six-month period ended June 30, 2015.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $227,203 for the six-month period ended June 30, 2015, representing a decrease of $7,402 (or 3%) from $234,605 for the same period in 2014.
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

Income from Operations. Income from operations was $21,672,040 for the six-month period ended June 30, 2015 (or 26% of net revenue), an increase of $8,538,824, or approximately 65%, over income from operations for the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $9,599,147 to our income from operation for the six-month period ended June 30, 2015, offset by the decrease in revenue from bromine and crude salt for the six-month period ended June 30, 2015 as compared with the same period in 2014.

	Income from Operations by Segment
	Six-Month Period Ended June 30, 2015		Six-Month Period Ended June 30, 2014
Segment:		% of total		% of total
Bromine	$4,642,886	20%	$4,617,298	35%
Crude Salt	183,509	1%	526,509	4%
Chemical Products	17,812,394	79%	7,961,305	61%
Income from operations before corporate costs	22,638,789	100%	13,105,112	100%
Corporate costs	(966,749)		28,104
Income from operations	$21,672,040		$13,133,216

Bromine segment
Income from operations from our bromine segment was $4,642,886 for the six-month period ended June 30, 2015, an increase of $25,589 (or approximately 0.6%) compared to the same period in 2014. This was mainly due to the higher selling price of bromine in the six-month period ended June 30, 2015 compared to the same period in 2014, and an inter-company elimination adjustment related to the sale of bromine to SCRC in the six-month period ended June 30, 2015 allocated to the bromine segment whereas there is no such adjustment in the same period in 2014 as SCRC was acquired by us in January 2015, which was offset by exploration costs incurred in the six-month period ended June 30, 2015 compared to no such costs incurred in the same period in 2014.

Crude salt segment
For the six-month period ended June 30, 2015, income from operations from our crude salt segment was $183,509, a decrease of $343,001 (or approximately 65%) compared to the same period in 2014. This decrease was mainly due to the decrease in the selling price of crude salt.

Chemical products segment
Income from operations from our chemical products segment was $17,812,394 for the six-month period ended June 30, 2015, an increase of $9,851,089 (or approximately 124%) compared to the same period in 2014. This significant increase was primarily due to the consolidation in 2015 of SCRC, which contributed $9,599,147 to our income from operation for the six-month period ended June 30, 2015.

Other Income, Net. Other income, net of $133,277 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2015, an increase of $12,771 (or approximately11%) as compared to the same period in 2014.

Net Income. Net income was $16,090,531 for the six-month period ended June 30, 2015, an increase of $6,139,381 (or approximately 62%) compared to the same period in 2014. This significant increase was primarily attributable to the consolidation in 2015 of SCRC, which contributed $7,198,569 to our net income for the six-month period ended June 30, 2015, offset by the decrease in revenue from bromine and crude salt as compared with the same period in 2014.

Effective Tax Rate. Our effective tax rate for the six-month period ended June 30, 2015 and 2014 was 26% and 25%, respectively. The effective tax rate for the six-month period ended June 30, 2015 was 1% higher than the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company in which a full valuation allowance was booked.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, cash and cash equivalents were $118,027,848 as compared to $146,585,601 as of December 31, 2014. The components of this decrease of $28,557,753 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2015	2014
Net cash provided by operating activities	$24,528,947	$23,103,031
Net cash used in investing activities	$(52,863,025)	$(632,845)
Net cash used in financing activities	$(344,396)	$(304,806)
Effects of exchange rate changes on cash and cash equivalents	$120,721	$(1,041,878)
Net increase(decrease)in cash and cash equivalents	$(28,557,753)	$21,123,502

For the six-month period ended June 30, 2015, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the six-month period ended June 30, 2015 and 2014, we had positive cash flow from operating activities of $24.5 million and $23.1 million, respectively.

During the six-month period ended June 30, 2015, cash flow from operating activities of $24.5 million exceeded our net income of $16.09 million, mainly due to (i) substantial non-cash charges of $15.5 million, mainly in the form of depreciation and amortization of property, plant and equipment; partially offset by (ii) cash using in working capital of $7.1 million, which mainly consisted of the increase in accounts receivable, partially offset by the increase in accounts payable and accrued expenses and tax payable.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2015 and December 31, 2014.
	June 30, 2015		December 31, 2014
		% of total		% of total
Aged 1-30 days	$19,345,229	25%	$9,323,910	22%
Aged 31-60 days	$19,539,424	26%	$9,974,381	24%
Aged 61-90 days	$17,265,026	23%	$8,631,203	20%
Aged 91-120 days	$14,174,870	19%	$9,188,133	22%
Aged 121-180 days	$5,104,847	7%	$4,880,235	12%
Total	$75,429,396	100%	$41,997,862	100%

The overall accounts receivable balance as of June 30, 2015 increased by $33,431,534 (or 80%), as compared to those as of December 31, 2014. Such increase was mainly due to the consolidation in 2015 of SCRC, which contributed $31,203,973 to our accounts receivable for June 30, 2015. Approximately 69% of the balances of accounts receivable as of June 30, 2015 aged more than 90 days were settled in July 2015. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the six-month period ended June 30, 2015 is required.

Inventory

Our inventory consists of the following:

	June 30, 2015		December 31, 2014
		% of total		% of total
Raw materials	$1,146,319	16.97%	$625,160	11.7%
Finished goods	$4,733,210	70.06%	$4,746,163	88.4%
Work-in-process	879,899	13.02%	-	-
	$6,759,428	100.05%	$5,371,323	100.1%
Allowance for obsolete and slowing-moving inventory	$(3,458)	(0.05%)	$(3,455)	(0.1%)
Total	$6,755,970	100.0%	$5,367,868	100.0%

The net inventory level as of June 30, 2015 increased by $1,388,102 (or 26%), as compared to the net inventory level as of December 31, 2014.

Raw materials increased by 83% as of June 30, 2015 as compared to December 31, 2014. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of June 30, 2015 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 36% for the six-month period ended June 30, 2015 (35% for fiscal year 2014). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. The gross profit margin for the six-month period ended June 30, 2015 increased to 27%, as compared with 25% in fiscal year 2014, we anticipated that the price for the rest of 2015 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. As the market price of crude salt per ton increased from $27.88 in the third quarter of 2014 to $32.16 in the second quarter of 2015, we believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than its cost.

Net Cash Used in Investing Activities

 For the six-month period ended June 30, 2015, we used approximately $0.6 million cash for the prepayment of land leases. We also used approximately $66.3 million to acquire SCRC.

We received $14.1 million from the acquisition of SCRC.

 For the six-month period ended June 30, 2014, we used approximately $0.6 million cash for the prepayment of land leases.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the six-month period ended June 30, 2015 and 2014.

For the six-month period ended June 30, 2015, we used $0.04 million to repurchase 31,000 shares of common stock of the Company with the approval of the Board of Directors.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $176.7 million at June 30, 2015 as compared to approximately $186.0 million at December 31, 2014. The decrease was mainly attributable to the cash paid for business acquisition of SCRC, which offset by the cash provided by operating activities during the six-month period ended June 30, 2015.

 We had available cash of approximately $118.0 million at June 30, 2015, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province.

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

Contractual Obligations and Commitments
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2015 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

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

101
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 7, 2015	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 7, 2015	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)