Form 10-Q
period 2015-09-30
GULF RESOURCES, INC.
filed 2015-11-10
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐ No ☒

As of November 4, 2015, the registrant had outstanding 46,007,120 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2015 Unaudited	December 31, 2014 Audited
Current Assets
Cash	$120,892,138	$146,585,601
Accounts receivable	74,279,887	41,997,862
Inventories	7,370,051	5,367,868
Prepayments and deposits	11,698	86,301
Prepaid land leases	311,895	51,024
Other receivable	559	38,272
Deferred tax assets	831	864
Total Current Assets	202,867,059	194,127,792
Non-Current Assets
Property, plant and equipment, net	125,441,613	124,350,781
Property, plant and equipment under capital leases, net	1,031,997	1,339,602
Prepaid land leases, net of current portion	5,309,456	733,560
Deferred tax assets	2,416,369	2,430,417
Goodwill	30,173,391	-
Total non-current assets	164,372,826	128,854,360
Total Assets	$367,239,885	$322,982,152

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$19,763,798	$4,004,728
Retention payable	563,759	326,959
Capital lease obligation, current portion	155,296	205,128
Taxes payable	5,815,909	3,545,429
Total Current Liabilities	26,298,762	8,082,244
Non-Current Liabilities
Capital lease obligation, net of current portion	2,609,023	2,826,495
Total Liabilities	$28,907,785	$10,908,739

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 46,276,269 and 38,911,014 shares issued; and 46,007,120 and 38,672,865 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	23,139	19,456
Treasury stock; 269,149 and 238,149 shares as of September 30, 2015 and December 31, 2014 at cost	(599,441)	(561,728)
Additional paid-in capital	94,102,765	80,380,008
Retained earnings unappropriated	208,580,627	183,480,402
Retained earnings appropriated	19,748,120	18,078,392
Accumulated other comprehensive income	16,476,890	30,676,883
Total Stockholders’ Equity	338,332,100	312,073,413
Total Liabilities and Stockholders’ Equity	$367,239,885	$322,982,152

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014

NET REVENUE
Net revenue	$42,601,598	$31,106,964	$126,862,497	$88,451,954

OPERATING INCOME (EXPENSES)
Cost of net revenue	(27,000,576)	(21,901,056)	(84,761,554)	(63,202,383)
Sales, marketing and other operating expenses	(91,919)	(29,064)	(294,095)	(78,793)
Research and development cost	(69,403)	(30,985)	(181,108)	(94,323)
Exploration cost	-	-	(325,840)	-
Write-off/Impairment on property, plant and equipment	(819,701)	(673,705)	(819,701)	(673,705)
Loss from disposal of property , plant and equipment	-	-	-	(9,866)
General and administrative expenses	(831,955)	(1,894,507)	(5,247,318)	(4,916,626)
Other operating income	115,114	116,942	342,317	351,547
	(28,698,440)	(24,412,375)	(91,287,299)	(68,624,149)

INCOME FROM OPERATIONS	13,903,158	6,694,589	35,575,198	19,827,805

OTHER INCOME (EXPENSE)
Interest expense	(46,675)	(48,950)	(148,541)	(154,090)
Interest income	113,311	125,625	348,454	351,271
INCOME BEFORE TAXES	13,969,794	6,771,264	35,775,111	20,024,986

INCOME TAXES	(3,290,372)	(1,732,861)	(9,005,158)	(5,035,433)
NET INCOME	$10,679,422	$5,038,403	$26,769,953	$14,989,553

COMPREHENSIVE INCOME:
NET INCOME	$10,679,422	$5,038,403	$26,769,953	$14,989,553
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	(14,565,025)	24,054	(14,199,993)	(2,915,066)
COMPREHENSIVE INCOME/(LOSS)	$(3,885,603)	$5,062,457	$12,569,960	$12,074,487

EARNINGS PER SHARE:
BASIC	$0.23	$0.13	$0.60	$0.39
DILUTED	$0.23	$0.13	$0.58	$0.38

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	46,007,120	38,726,415	44,884,268	38,684,220
DILUTED	46,905,362	39,297,334	45,854,130	39,305,975

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	income	Total

BALANCE AT DECEMBER 31, 2014 Audited	38,911,014	38,672,865	238,149	$19,456	$(561,728)	$80,380,008	$183,480,402	$18,078,392	$30,676,883	$312,073,413
Translation adjustment	-	-	-	-		-	-	-	(14,199,993)	(14,199,993)
Common stock repurchased	-	(31,000	31,000	-	(37,713)	-	-	-	-	(37,713)
Cashless exercise of stock options	97,244	97,244	-	49	-	(49)	-	-	-	-
Issuance of stock options to employees and directors	-	-	-	-	-	353,300	-	-	-	353,300
Common stock issued for business acquisition	7,268,011	7,268,011	-	3,634	-	13,369,506	-	-	-	13,373,140
Net income for nine-month period ended September 30, 2015	-	-	-	-	-	-	26,769,953	-	-	26,769,953
Transfer to statutory common reserve fund	-	-	-	-	-	-	(1,669,728)	1,669,728	-	-
BALANCE AT SEPTEMBER 30, 2015 Unaudited	46,276,269	46,007,120	269,149	$23,139	$(599,441)	$94,102,765	$208,580,627	$19,748,120	$16,476,890	$338,332,100

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,769,953	$14,989,553
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	147,808	153,630
Amortization of prepaid land leases	510,506	435,642
Depreciation and amortization	21,954,512	20,602,061
Write-off/Impairment loss on property, plant and equipment	819,701	673,705
Loss from disposal of property, plant and equipment	-	9,866
Currency translation adjustment on inter-company balances	(1,037,429)	(237,028)
Stock-based compensation expense	353,300	30,000
Deferred tax asset	(81,460)	-
Changes in assets and liabilities:
Accounts receivable	(15,762,057)	(3,830,608)
Inventories	(623,454)	(22,314)
Prepayments and deposits	80,711	(249,255)
Other receivable	37,713	-
Accounts payable and accrued expenses	(56,477)	747,789
Retention payable	248,266	113,935
Taxes payable	1,554,226	(940,835)
Net cash provided by operating activities	34,915,819	32,476,141

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(683,129)	(664,106)
Proceeds from sales of property, plant and equipment	-	21,514
Purchase of property, plant and equipment	(2,792,700)	(6,459,250)
Consideration paid for business acquisition	(66,305,606)	-
Cash acquired from acquisition	14,074,720	-
Net cash used in investing activities	(55,706,715)	(7,101,842)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(306,683)	(304,806)
Repurchase of common stock	(37,713)	-
Net cash used in financing activities	(344,396)	(304,806)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,558,171)	(1,031,745)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(25,693,463)	24,037,748
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	146,585,601	107,828,800
CASH AND CASH EQUIVALENTS - END OF PERIOD	$120,892,138	$131,866,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,527,690	$5,865,449
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon cashless exercise of options	$49	$73
Issuance of common stock for acquisition of business	$13,373,140	-

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

In the opinion of management, the unaudited financial information for the three and nine months ended September 30, 2015 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2014 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(c)           Allowance for Doubtful Accounts

As of September 30, 2015 and December 31, 2014, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the three-month and nine-month periods ended September 30, 2015 and 2014.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $120,892,138 and $146,585,601 with these institutions as of September 30, 2015 and December 31, 2014, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.  Approximately 63.7% and 66.5% of the balances of accounts receivable as of September 30, 2015 and December 31, 2014, respectively, were outstanding for less than or equal to 90 days. For the balances of accounts receivable aged more than 90 days as of September 30, 2015, approximately 69% was settled in October 2015.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due. The Company’s contributions totaled $258,977 and $193,764 for the three-month period ended September 30, 2015 and 2014, respectively, and totaled $727,526 and $512,794 for the nine-month period ended September 30, 2015 and 2014, respectively.

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
SEPTEMBER 30, 2015
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

For the three-month and nine-month periods ended September 30, 2015, certain property, plant and machinery, with net book values of $819,701 were replaced during the fourth phase enhancement project to protective shells for transmission channels and the enhancement work to bromine production facilities in Factory No.11, write-offs of the same amounts, were made and included in write-off/impairment on property, plant and equipment.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 332,973 and 2,229,731 shares for the three-month period ended September 30, 2015 and 2014, respectively, and amounted to 307,012 and 1,931,556 shares for the nine-month period ended September 30, 2015 and 2014, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Basic and Diluted Net Income per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
Numerator
Net income	$10,679,422	$5,038,403	$26,769,953	$14,989,553

Denominator
Basic: Weighted-average common shares outstanding during the period	46,007,120	38,726,415	44,884,268	38,684,220
Add: Dilutive effect of stock options	898,242	570,919	969,862	621,755
Diluted	46,905,362	39,297,334	45,854,130	39,305,975

Net income per share
Basic	$0.23	$0.13	$0.60	$0.39
Diluted	$0.23	$0.13	$0.58	$0.38

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

(n)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month and nine-month periods ended September 30, 2015 or issued during 2015 had or are expected to have a significant impact on the Company’s consolidated financial statements through 2017.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

The following table represents the fair value of identifiable assets and liabilities of SCRC acquired and goodwill recognized at acquisition date.

Cash	$14,074,720
Accounts receivable	19,365,259
Inventories	1,646,196
Other current assets	82,562
Property, plant and equipment, net	17,891,360
Prepaid land leases, net of current portion	4,800,404
Goodwill	30,173,391
Accounts payable and accrued expenses	(8,670,568)
Taxes payable	(963,458)
Cumulative translation adjustment	1,278,880
Total purchase price	$79,678,746

The net revenue and net income of SCRC since the acquisition date that are included in the condensed consolidated statement of income for the three months ended September 30, 2015 are $11,829,929 and $3,003,994. The net revenue and net income of SCRC since the acquisition date that are included in the condensed consolidated statement of income for the nine months ended September 30, 2015 are $40,418,261 and $10,202,563.Goodwill is not expected to be deductible for tax purpose.

Costs of $121,512 related to the acquisition, which included audit fee and valuation fees, have been charged directly to operations and are included in general and administrative expenses in the condensed consolidated statement of income for the nine months ended September 30, 2015.

The following table shows supplemental information of the results of operations on a pro forma basis for the nine months ended September 31, 2015 and 2014, as if the acquisition of SCRC had been completed at the beginning of the Company’s interim periods presented.

	For the nine months ended
	September 30, 2015	September 30, 2014
Net Revenue	$132,576,760	$127,327,152
Net Income	$28,239,987	$24,611,499
EARNINGS PER SHARE
-Basic	$0.61	$0.54
-Diluted	$0.60	$0.53

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

NOTE 3 – INVENTORIES

Inventories consist of:

	September 30, 2015	December 31, 2014

Raw materials	$1,022,750	$625,160
Finished goods	5,247,548	4,746,163
Work-in-process	1,103,076	-
Allowance for obsolete and slow-moving inventory	(3,323)	(3,455)
	$7,370,051	$5,367,868

NOTE 4 – PREPAID LAND LEASES

The Company prepaid its land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month period ended September 30, 2015 and 2014, amortization of prepaid land lease totaled $257,083 and $234,231, respectively, which were recorded as cost of net revenue. During the nine-month period ended September 30, 2015 and 2014, amortization of prepaid land lease totaled $511,170 and $435,642, respectively, which were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or government authority. For parcels of land that are collectively owned by local townships, the Company could not obtain land use rights certificates. The parcels of land that the Company could not obtain land use rights certificates cover a total of approximately 59.43 square kilometers with an aggregate carrying value of $943,089 and approximately 59.39 square kilometers with an aggregate carrying value of $742,820 as at September 30, 2015 and December 31, 2014, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2015	December 31, 2014
At cost:
Mineral rights	$6,258,632	$6,506,668
Buildings	70,127,755	53,231,127
Plant and machinery	187,202,515	177,485,689
Motor vehicles	9,031	9,389
Furniture, fixtures and office equipment	4,965,702	4,884,991
Total	268,563,635	242,117,864
Less: Accumulated depreciation and amortization	(143,122,022)	(117,767,083)
Net book value	$125,441,613	$124,350,781

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $44,165,130 and $37,219,221 as at September 30, 2015 and December 31, 2014, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended September 30, 2015, depreciation and amortization expense totaled $6,960,873, of which $6,592,218 and $368,655 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended September 30, 2014, depreciation and amortization expense totaled $6,704,711, of which $6,189,046 and $515,665 were recorded as cost of net revenue and administrative expenses, respectively. During the nine-month period ended September 30, 2015, depreciation and amortization expense totaled $21,690,038, of which $20,585,226 and $1,104,812 were recorded as cost of sales and administrative expenses respectively. During the nine-month period ended September 30, 2014, depreciation and amortization expense totaled $20,336,460, of which $19,180,021 and $1,156,439 were recorded as cost of sales and administrative expenses respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	September 30, 2015	December 31, 2014
At cost:
Buildings	$129,362	$134,489
Plant and machinery	2,431,638	2,528,007
Total	2,561,000	2,662,496
Less: Accumulated depreciation and amortization	(1,529,003)	(1,322,894)
Net book value	$1,031,997	$1,339,602

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended September 30, 2015 and 2014, depreciation and amortization expense totaled $86,970 and $88,352, respectively, which was recorded as cost of net revenue. During the nine-month period ended September 30, 2015 and 2014, depreciation and amortization expense totaled $264,474 and $265,601, respectively, which was recorded as cost of net revenue.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Accounts payable	$11,062,550	$3,181,465
Salary payable	273,410	234,932
Social security insurance contribution payable	116,914	89,232
Construction cost payable	7,666,742	-
Other payables	644,182	499,099
Total	$19,763,798	$4,004,728

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month and nine-month periods ended September 30, 2015, the Company borrowed $220,000 and $740,000, respectively, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting was unsecured, interest free and repayable on demand and was fully settled in the three-month period ended September 30, 2015. There was no balance owing to Jiaxing Lighting as of September 30, 2015 and December 31, 2014.

During the fiscal year 2013, the Company entered into an agreement with the Shandong Shouguang Vegetable Seed Industry Group Co., Ltd, a related party, to provide property management services for an annual amount of approximately $100,704 for five years from January 1, 2013 to December 31, 2017. The expense associated with this agreement for the three- month period ended September 30, 2015 and 2014 were $24,936 and $25,332. The expense associated with this agreement for the nine- month period ended September 30, 2015 and 2014 were $75,829 and $76,152.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30, 2015	December 31, 2014
Income tax payable	$3,304,992	$1,388,341
Mineral resource compensation fee payable	339,639	292,026
Value added tax payable	1,023,139	724,915
Land use right tax payable	923,146	949,544
Other tax payables	224,993	190,603
Total	$5,815,909	$3,545,429

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	September 30,	December 31,
	Interest rate	2015	2014
Total capital lease obligations	6.7%	$2,764,319	$3,031,623
Less: Current portion		(155,296)	(205,128)
Capital lease obligations, net of current portion		$2,609,023	$2,826,495

Interest expenses from capital lease obligations amounted to $46,348 and $48,863 for the three-month period ended September 30, 2015 and 2014, respectively, which were charged to the income statements. Interest expenses from capital lease obligations amounted to $147,808 and $153,630 for the nine-month period ended September 30, 2015 and 2014, respectively, which were charged to the income statements.

NOTE 11 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s comment stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock and accordingly 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and SCRC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2015 for SCHC, SYCI and SCRC is 39%, 50% and 7% of its registered capital respectively.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan, the total aggregate number of shares of the Company’s common stock reserved for issuance is 4,341,989 shares. As of September 30, 2015, the number of shares of the Company’s common stock available for issuance is 1,048,489.

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

On July 1, 2015, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.07 per share and the options vested immediately. The options were valued at $9,500 fair value, with assumed 67.05% volatility, a three-year expiration term with an expected tenor of 1.33 years, a risk free rate of 0.41% and no dividend yield.

The following table summarizes all Company stock option transactions between January 1, 2015 and September 30, 2015.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2015	2,744,000	$2.38	$0.95 - $12.60
Granted and vested during the period Ended September 30, 2015	612,500	$1.47	$1.43-2.55
Exercised during the period ended September 30, 2015	(182,500)	$1.12	$0.95-1.66
Expired during the period ended September 30, 2015	(817,500)	$4.86	$2.06-4.97
Balance, September 30, 2015	2,356,500	$1.38	$0.95 - $12.60

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – STOCK-BASED COMPENSATION – Continued

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at September 30, 2015	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	2,356,500	$0.95 - $12.60	2.36

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2015 was $736,442.

The total intrinsic value of options exercised was $236,535 and $400,954 for the nine months ended September 30, 2015 and 2014.

Intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing market price of the stock of the Company as of September 30, 2014 for options outstanding and exercisable as of September 30, 2015, and the closing market price of the stock of the Company as of the date of exercise for options exercised.

During the nine months ended September 30, 2015, 97,244 shares of common stock were issued upon cashless exercise of 182,500 options.

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at a tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2015 and 2014, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2015 and 2014.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and nine-month periods ended September 30, 2015 and 2014.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2015 and 2014 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of September 30, 2015 and December 31, 2014, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $259,398,916 and $242,440,917, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2015 and December 31, 2014, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of September 30, 2015 and December 31, 2014, the unrecognized WHT are $11,899,270 and $11,008,938, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
Current taxes – PRC	$3,290,372	$1,732,861	$9,086,618	$5,035,433
Deferred taxes – PRC	-	-	(81,460)	-
	$3,290,372	$1,732,861	$9,005,158	$5,035,433

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2015	2014	2015	2014
Statutory income tax rate	25%	25%	25%	25%
Non-taxable item	(1%)	0%	(0.7%)	0%
Change in valuation allowance - US federal net operating loss	0%	1%	0.7%	0%
Effective tax rate	24%	26%	25%	25%

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2015 and December 30, 2014 are as follows:

	September 30, 2015	December 31, 2014
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$831	$864
Impairment on property, plant and equipment	459,228	477,427
Exploration costs	1,957,141	1,952,990
Compensation costs of unexercised stock options	621,707	1,427,296
US federal net operating loss	10,013,893	9,692,379
Total deferred tax assets	13,052,800	13,550,956
Valuation allowance	(10,635,600)	(11,119,675)
Net deferred tax asset	$2,417,200	$2,431,281

Current deferred tax asset	$831	$864
Long-term deferred tax asset	$2,416,369	$2,430,417

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – INCOME TAXES – Continued

The increase in valuation allowance for each of the three-month period ended September 30, 2015 and 2014 is $70,320 and $57,219, respectively.

The decrease in valuation allowance for the nine-month period ended September 30, 2015 is $484,075.

The increase in valuation allowance for the nine-month period ended September 30, 2014 is $276,646.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2015 and December 31, 2014.

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

Three-Month Period Ended September 30, 2015	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$14,940,666	$3,032,201	$24,628,731	$42,601,598	$-	$42,601,598
Net revenue (intersegment)	2,330,808	-	-	2,330,808	-	2,330,808
Income from operations before taxes	4,307,709	351,251	8,393,184	13,052,144	851,014	13,903,158
Income taxes	932,211	231,354	2,126,807	3,290,372	-	3,290,372
Income from operations after taxes	3,375,498	119,897	6,266,377	9,761,772	851,014	10,612,786
Total assets	142,874,828	42,858,017	181,468,875	367,201,720	38,165	367,239,885
Depreciation and amortization	3,961,290	1,680,827	1,405,726	7,047,843	-	7,047,843
Capital expenditures	2,365,417	427,283	-	2,792,700	-	2,792,700

Three-Month Period Ended September 30, 2014	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$15,973,528	$2,655,028	$12,478,408	$31,106,964	$-	$31,106,964
Net revenue (intersegment)	832,946	-	-	832,946	-	832,946
Income (loss) from operations before taxes	3,131,684	(431,901	4,161,811	6,861,594	(167,005	6,694,589
Income taxes	793,882	(109,510)	1,048,489	1,732,861	-	1,732,861
Income (loss) from operations after taxes	2,337,802	(322,391	3,113,322	5,128,733	(167,005	4,961,728
Total assets	190,832,648	54,799,590	75,322,416	320,954,654	43,825	320,998,479
Depreciation and amortization	4,266,547	1,638,806	887,710	6,793,063	-	6,793,063
Capital expenditures	5,342,659	1,116,591	-	6,459,250	-	6,459,250

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2015	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$41,066,776	$7,905,274	$77,890,447	$126,862,497	$-	$126,862,497
Net revenue (intersegment)	6,355,047	-	-	6,355,047	-	6,355,047
Income (loss) from operations before taxes	8,950,595	534,760	26,205,578	35,690,933	(115,735)	35,575,198
Income taxes	1,959,513	412,092	6,633,553	9,005,158	-	9,005,158
Income (loss) from operations after taxes	6,991,082	122,668	19,572,025	26,685,775	(115,735)	26,570,040
Total assets	142,874,828	42,858,017	181,468,875	367,201,720	38,165	367,239,885
Depreciation and amortization	13,198,194	4,671,613	4,084,705	21,954,512	-	21,954,512
Capital expenditures	2,365,417	427,283	-	2,792,700	-	2,792,700

Nine-Month Period Ended September 30, 2014	Bromine*	Crude Salt*	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$43,950,056	$8,012,368	$36,489,530	$88,451,954	$-	$88,451,954
Net revenue (intersegment)	2,453,779	-	-	2,453,779	-	2,453,779
Income (loss) from operations before taxes	7,748,981	94,609	12,123,116	19,966,706	(138,901)	19,827,805
Income taxes	1,964,367	17,483	3,053,583	5,035,433	-	5,035,433
Income (loss) from operations after taxes	5,784,614	77,126	9,069,533	14,931,273	(138,901)	14,792,372
Total assets	190,832,648	54,799,590	75,322,416	320,954,654	43,825	320,998,479
Depreciation and amortization	13,194,940	4,738,524	2,668,597	20,602,061	-	20,602,061
Capital expenditures	5,342,659	1,116,591	-	6,459,250	-	6,459,250

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2015	2014	2015	2014
Total segment operating income	$13,052,144	$6,861,594	$35,690,933	$19,966,706
Corporate costs	(210,707)	(165,386)	(1,153,164)	(375,929)
Unrealized translation difference	1,061,721	(1,619)	1,037,429	237,028
Income from operations	13,903,158	6,694,589	35,575,198	19,827,805
Other income, net of expense	66,636	76,675	199,913	197,181
Income before taxes	$13,969,794	$6,771,264	$35,775,111	$20,024,986

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,059	$852	$2,085	$4,996	11.7%
TOTAL		$2,059	$852	$2,085	$4,996	11.7%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$6,130	$2,047	$5,769	$13,946	11.0%
TOTAL		$6,130	$2,047	$5,769	$13,946	11.0%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,212	$673	$1,916	$4,801	15.4%
TOTAL		$2,212	$673	$1,916	$4,801	15.4%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$6,300	$1,936	$5,237	$13,473	15.2%
TOTAL		$6,300	$1,936	$5,237	$13,473	15.2%

NOTE 16 – MAJOR SUPPLIERS

During the three-month and nine-month periods ended September 30, 2015, the Company purchased 58.5% and 57.2% of its raw materials from its top five suppliers, respectively.  As of September 30, 2015, amounts due to those suppliers included in accounts payable were $4,320,350. During the three-month and nine-month periods ended September 30, 2014, the Company purchased 89.0% and 89.6% of its raw materials from its top five suppliers, respectively.  As of September 30, 2014, amounts due to those suppliers included in accounts payable were $3,710,837.This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 17 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the three-month and nine-month periods ended September 30, 2015, the Company sold 32.7% and 31.6% of its products to its top five customers, respectively. As of September 30, 2015, amounts due from these customers were $27,417,737. During the three-month and nine-month periods ended September 30, 2014, the Company sold 42.4% of its products to its top five customers, respectively. As of September 30, 2014, amounts due from these customers were $24,632,838. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2015 and December 31, 2014.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of September 30, 2014, the Company leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased ten pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2022, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

The following table sets forth the Company’s contractual obligations as of September 30, 2015:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees
Payable within:
the next 12 months	$295,064	$973,452	$98,071
the next 13 to 24 months	295,064	995,561	98,071
the next 25 to 36 months	295,064	1,015,738	24,518
the next 37 to 48 months	295,064	1,039,879	-
the next 49 to 60 months	295,064	1,062,035	-
thereafter	2,950,646	19,059,308	-
Total	$4,425,966	$24,145,973	$220,660
Less: Amount representing interest	(1,661,647)
Present value of net minimum lease payments	$2,764,319

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $267,281 and $244,097, which were charged to the income statements for the three-month ended September 30, 2015 and 2014, respectively. Rental expenses related to operating leases of the Company amounted to $810,983 and $733,138, which were charged to the income statements for the nine-month ended September 30, 2015 and 2014, respectively.

NOTE 20 – SUBSEQUENT EVENT

During the annual general meeting on October 5, 2015, the following were approved:

a)	amendment to the Company’s Amended and Restated 2007 Equity Incentive Plan to increase the number of Shares of Common Stock authorized for issuance under the Plan by 6,000,000 shares; and

b)	reincorporation of the Company from Delaware to Nevada which will be effected through the merger of the Company into a newly formed Nevada Corporation that is a wholly owned subsidiary of the Company.

The reincorporation will eliminate the Company’s obligation to pay the annual Delaware franchise tax resulting in significant savings to the Company in the long term. There will be no change in the Company’s business, management, employees, headquarters, benefit plans, assets, liabilities or net worth (other than as a result of the costs incidental to the reincorporation which is expected to be immaterial).

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2015 and 2014.

Comparison of the Three-Month Period Ended September 30, 2015 and 2014

	Three-Month Period Ended September 30, 2015	Three-Month Period Ended September 30, 2014	% Change
Net revenue	$42,601,598	$31,106,964	37%
Cost of net revenue	$(27,000,576)	$(21,901,056)	23%
Gross profit	$15,601,022	$9,205,908	69%
Sales, marketing and other operating expenses	$(91,919)	$(29,064)	216%
Research and development costs	$(69,403)	$(30,985)	124%
Write-off/Impairment on property, plant and equipment	$(819,701)	$(673,705)	22%
General and administrative expenses	$(831,955)	$(1,894,507)	(56%)
Other operating income	$115,114	$116,942	(2%)
Income from operations	$13,903,158	$6,694,589	108%
Other income, net	$66,636	$76,675	(13%)
Income before taxes	$13,969,794	$6,771,264	106%
Income taxes	$(3,290,372)	$(1,732,861)	90%
Net income	$10,679,422	$5,038,403	112%

Net revenue.  Net revenue was $42,601,598 for three-month period ended September 30, 2015, an increase of approximately 11.5 million (or 37%) as compared to the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $11,829,929 to our net revenue for the three-month period ended September 30, 2015.

Revenue from the bromine products segment decreased from $15,973,528 for the three-month period ended September 30, 2014 to $14,940,666 for the same period in 2015, a decrease of approximately 6.5%. Revenue from the crude salt segment increased from $2,655,028 for the three-month period ended September 30, 2014 to $3,032,201 for the same period in 2015, an increase of approximately 14.2%.

Revenue from the chemical segment increased from $12,478,408 for the three-month period ended September 30, 2014 to $24,628,731 for the same period in 2015, an increase of approximately 97.4%.

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent change Increase/ (Decrease)
	September 30, 2015		September 30, 2014		of Net Revenue
Segment		% of total		% of total
Bromine	$14,940,666	35%	$15,973,528	51%	(6.5%)
Crude Salt	$3,032,201	7%	$2,655,028	9%	14.2%
Chemical Products	$24,628,731	58%	$12,478,408	40%	97.4%
Total sales	$42,601,598	100%	$31,106,964	51%	37.0%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2015	September 30, 2014	Decrease
Bromine (excluded volume sold to SYCI and SCRC after acquisition in January 2015)	4,726	5,596	(16%)
Crude Salt	91,165	95,234	(4%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2015	September 30, 2014	Increase/(Decrease)
Oil and gas exploration additives	3,748	3,836	(2%)
Paper manufacturing additives	1,127	1,115	1%
Pesticides manufacturing additives	824	852	(3%)
Pharmaceutical intermediates	379	-	-
By products	3,368	-	-
Overall	9,446	5,803	63%

Bromine segment

The table below shows the changes in the average selling price and changes in the sales volume of bromine for three-month period ended September 30, 2015 from the same period in 2014.

Three-Month Period Ended September 30,
Increase/(Decrease) in net revenue of bromine as a result of:	2015 vs. 2014
Increase in average selling price	$1,584,283
Decrease in sales volume	$(2,617,145)
Total effect on net revenue of bromine	$(1,032,862)

The decrease in net revenue from our bromine segment was mainly due to the decrease in the sales volume. The sales volume of bromine decreased from 5,596 tonnes for the three-month period ended September 30, 2014 to 4,726 tonnes for the same period in 2015, a decrease of 16%. The reasons for the decrease in the sales volume of bromine were mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries and the sale of bromine to SCRC in three-month period ended September 30, 2015 excluded from the net revenue in the bromine segment as SCRC was acquired by us in January 2015.

The selling price of bromine increased from $2,855 per tonne for the three-month period ended September 30, 2014 to $3,162 per tonne for the same period in 2015, an increase of 11%. We expect the average selling price of bromine to remain at current levels through the end of 2015 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended September 30, 2015 from the same period in 2014.

Three-Month Period Ended September 30,
Increase/(Decrease) in net revenue of crude salt as a result of:	2015 vs. 2014
Increase in average selling price	$501,555
Decrease in sales volume	$(124,382)
Total effect on net revenue of crude salt	$377,173

The increase in net revenue from our crude salt segment was mainly due to the increase in the selling price of crude salt. The selling price of crude salt increased by 19% from $27.88 per tonne for the three-month period ended September 30, 2014 to $33.26 per tonne for the same period in 2015. The increase in the average selling price was mainly due to the crude salt is a basic and elementary material for chemical industry.

We noted a upward trend in the average selling price of crude salt since the third quarter of 2014. We expect the average selling price of crude salt to remain at current levels through the end of 2015.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	September 30, 2015		September 30, 2014		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$7,271,644	30%	$7,129,171	57%	2.0%
Paper manufacturing additives	$1,381,212	6%	$1,272,376	10%	8.6%
Pesticides manufacturing additives	$4,145,946	17%	$4,076,861	33%	1.7%
Pharmaceutical intermediates	$7,764,120	31%	$-	-	-
By products	$4,065,809	16%	$-	-	-
Total sales	$24,628,731	100%	$12,478,408	100%	97.4%

Net revenue from our chemical products segment increased from $12,478,408 for the three-month period ended September 30, 2014 to $24,628,731 for the same period in 2015, an increase of 97.4%. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $11,829,929 to our revenue for the three-month period ended September 30, 2015. Net revenue from our oil and gas exploration chemicals contributed $7,271,644 and $7,129,171 of our chemical segment revenue for the three-month period ended September 30, 2015 and 2014, respectively, with an increase of $142,473, or 2.0%. Net revenue from our paper manufacturing additives increased from $1,272,376 for the three-month period ended September 30, 2014 to $1,381,212 for the same period in 2015, an increase of approximately 8.6%. Net revenue from our pesticides manufacturing additives increased from $4,076,861 for the three-month period ended September 30, 2014 to $4,145,946 for the same period in 2015, an increase of approximately 1.7%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for three-month period ended September 30, 2015 from the same period in 2014 (excluding SCRC).

Increase/(Decrease) in net revenue, for the three-month period ended September 30, 2015 vs. 2014, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase in average selling price	$309,613	$94,636	$206,517	$610,766
Increase /(Decrease) in sales volume	$(167,140)	$14,200	$(137,432)	$(290,372)
Total effect on net revenue of chemical products	$142,473	$108,836	$69,085	$320,394

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2015		September 30, 2014		Net Revenue
Segment		% of total		% of total
Bromine	$9,088,078	34%	$11,181,746	51%	(18.7%)
Crude Salt	$2,268,976	8%	$2,714,874	12%	(16.4%)
Chemical Products	$15,643,522	58%	$8,004,436	37%	95.4%
Total	$27,000,576	100%	$21,901,056	100%	23.3%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $27,000,576 for the three-month period ended September 30, 2015, an increase of $5,099,520 (or 23.3%) as compared to the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $7,548,242 to our cost of net revenue for the three-month period ended September 30, 2015.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2014	47,347	54%
Three-month period ended September 30, 2015	47,347	49%
Variance of the three-month period ended September 30, 2015 and 2014	-	(5%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 5% for the three-month period ended September 30, 2015 as compared with the same period in 2014.

Bromine segment

For the three-month period ended September 30, 2015, the cost of net revenue for the bromine segment was $9,088,078, a decrease of $2,093,668 or 18.7% over the same period in 2014. The most significant components of the costs of net revenue for the bromine segment were the cost of raw materials and finished goods consumed of $3,437,804 (or 38%), depreciation and amortization of manufacturing plant and machinery of $3,850,984 (or 42%) and electricity of $804,731 (or 9%) for the three-month period ended September 30, 2015. For the three-month period ended September 30, 2014, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $4,967,567 (or 44%), depreciation and amortization of manufacturing plant and machinery of $3,987,538 (or 36%) and electricity of $901,481 (or 7%). The cost structure changed as compared with the same period in 2014 where the contribution from the cost of raw materials and finished goods consumed decreased by 6% and depreciation and amortization of manufacturing plant and machinery increased by 6%. The decrease in net cost of net revenue was mainly attributable to the decreased volume of products sold and an inter-company elimination adjustment related to the sale of bromine to SCRC in the three-month period ended September 30, 2015 allocated to the bromine segment whereas there is no such adjustment in the same period in 2014 as SCRC was acquired by us in January 2015.

The table below represents the major production cost component of bromine per tonne for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	September 30, 2015		September 30, 2014		% Change
		% of total		% of total
Raw materials	$1,055	51%	$985	48%	7%
Depreciation and amortization	$704	34%	$677	33%	4%
Electricity	$147	7%	$153	8%	(4%)
Others	$183	8%	$225	11%	19%
Production cost of bromine per tonne	$2,089	100%	$2,040	100%	2%

Our production cost of bromine per tonne was $2,089 for the three-month period ended September 30, 2015, an increase of 2% (or $49) as compared to the same period in 2014, which was attributable mainly to the component of the cost of raw materials consumed. The cost of raw materials consumed per tonne increased by 7% as compared to the last comparison period, which was mainly attributable to the increase in the purchase price of raw materials.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended September 30, 2015 was $2,268,976, representing a decrease of $445,898, or 16.4%, compared to $2,714,874 for the same period in 2014. The decrease in cost was mainly due to the decrease in volume of crude salt sold and unit production cost. The significant cost components for the three-month period ended September 30, 2015 were depreciation and amortization of $1,555,701 (or 69%), resource taxes calculated based on crude salt sold of $291,510 (or 13%) and electricity of $187,909 (or 8%). The significant cost components for the three-month period ended September 30, 2014 were depreciation and amortization of $1,836,322 (or 68%), resource taxes calculated based on crude salt sold of $309,359 (or 11%) and electricity of $219,306 (or 8%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	September 30, 2015		September 30, 2014		% Change
		% of total		% of total
Depreciation and amortization	$17.1	67%	$19.3	67%	(12%)
Resource tax	$3.2	12%	$3.2	12%	-
Electricity	$2.0	9%	$2.3	9%	(13%)
Others	$2.6	12%	$3.7	12%	(30%)
Production cost of crude salt per tonne	$24.9	100%	$28.5	100%	(13%)

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2015, was $15,643,522, representing an increase of $7,639,086 or 95.4% over the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $7,548,242 to our cost of net revenue for the three-month period ended September 30, 2015.

Gross Profit. Gross profit was $15,601,022, or 37%, of net revenue for three-month period ended September 30, 2015 compared to $9,205,908, or 30%, of net revenue for the same period in 2014.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2015		September 30, 2014		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$5,852,588	39%	$4,791,782	30%	9%
Crude Salt	$763,225	25%	$(59,846)	(2%)	27%
Chemical Products	$8,985,209	36%	$4,473,972	36%	-
Total Gross Profit	$15,601,022	37%	$9,205,908	30%	7%

Bromine segment
For the three-month period ended September 30, 2015, the gross profit margin for our bromine segment was 39% compared to 30% for the same period in 2014. This 9% increase is mainly due to the selling price of bromine increased from $2,855 per tonne for the three-month period ended September 30, 2014 to $3,162 per tonnes for the same period in 2015, an increase of 11%. We expect that the average selling price and gross profit margin of bromine will remain at current level towards the end of 2015 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the three-month period ended September 30, 2015 the gross profit margin for our crude salt segment was 25% compared to -2% for the same period in 2014. This 27% increase in our gross profit margin is mainly attributable to the selling price increased from $27.88 per tonne for the three-month period ended September 30, 2014 to $33.26 per tonne for the same period in 2015, an increase of 19%.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended September 30, 2015 was 36% compared to 36% for the same period in 2014.

Research and Development Costs. The total research and development costs incurred for the three-month period ended September 30, 2015 and 2014 were $69,403 and $30,985, respectively, an increase of 124%. Research and development costs for the three-month period ended September 30, 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine. Research and development costs for the three-month period ended September 30, 2014 represented raw materials used by SYCI for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment for the three-month period ended September 30, 2015 and 2014 were $819,701 and $673,705, respectively, an increase of 22%. Write-off on property, plant and equipment of $673,705 for the three-month period ended September 30, 2014 represented the write-off of certain protective shells to transmission pipelines and ducts replaced during the third phase enhancement project that started in August 2014 and completed in September 2014. Write-off on property, plant and equipment of $819,701 for the three-month period ended September 30, 2015 represented the write-off of (i) certain protective shells to transmission pipelines and ducts replaced of $753,025 during the fourth phase enhancement project that started in August 2015 and completed in September 2015; and (ii) certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 11 of $66,676.

General and Administrative Expenses. General and administrative expenses were $831,955 for the three-month period ended September 30, 2015, a decrease of $1,062,552 (or 56%) as compared to $1,894,507 for the same period in 2014. This decrease in general and administrative expenses was primarily due to the unrealized exchange gain of $1,061,721 in relation to the translation of current portion of inter-company balance owing in RMB for the three-month period ended September 30, 2015, as compared to the unrealized exchange loss for the same period in 2014 in the amount of $1,619.

Other Operating Income. Other operating income was $115,114 for the three-month period ended September 30, 2015, a decrease of $1,828(or 2%) as compared to $116,942 for the same period in 2014 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $13,903,158 for the three-month period ended September 30, 2015 (or 33% of net revenue), an increase of $7,208,569, or approximately 108%, over the income from operations for the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $4,006,865 to our income from operation for the three-month period ended September 30, 2015.

	Income from Operations by Segment
	Three-Month Period Ended September 30, 2015		Three-Month Period Ended September 30, 2014
Segment:		% of total		% of total
Bromine	$4,307,709	33%	$3,131,684	45%
Crude Salt	351,251	3%	(431,901)	(6%)
Chemical Products	8,393,184	64%	4,161,811	61%
Income from operations before corporate costs	13,052,144	100%	6,861,594	100%
Corporate costs	(210,707)		(165,386)
Unrealized translation difference	1,061,721		(1,619)
Income from operations	$13,903,158		$6,694,589

Bromine segment
Income from operations from our bromine segment was $4,307,709 for the three-month period ended September 30, 2015, an increase of $1,176,025 (or approximately 38%) compared to the same period in 2014. This increase resulted primarily from the higher selling price of bromine in the three-month period ended September 30, 2015 compared to the same period in 2014.

Crude salt segment

Income from operations from our crude salt segment was $351,251 for the three-month period ended September 30, 2015, an increase of $783,152 compared to the same period in 2014. Loss from operations from our crude salt segment was $431,901 for the three-month period ended September 30, 2014. This increase resulted primarily from the increase in selling price of crude salt.

Chemical products segment
Income from operations from our chemical products segment was $8,393,184 for the three-month period ended September 30, 2015, an increase of $4,231,373 (or approximately 102%) compared to the same period in 2014. This significant increase was primarily due to the consolidation in 2015 of SCRC, which contributed $4,006,865 to our income from operation for the three-month period ended September 30, 2015.

Other Income. Net Other income, net of $66,636 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2015, a decrease of $10,039 (or approximately 13%) as compared to the same period in 2014.

Net Income. Net income was $10,679,422 for the three-month period ended September 30, 2015, an increase of $5,641,019 (or approximately 112%) compared to the same period in 2014. This significant increase was primarily attributable to the consolidation in 2015 of SCRC, which contributed $3,003,994 to our net income for the three-month period ended September 30, 2015.

Effective Tax Rate. Our effective tax rate for the three-month period ended September 30, 2015 and 2014 was 24% and 26%, respectively. The effective tax rate of 24% for the three-month period ended September 30, 2015 differs from the PRC statutory income tax rate of 25% mainly due to non-taxable item in connection with the unrealized exchange gain for the Company (contributed 1% gap). The effective tax rate of 26% for the three-month period ended September 30, 2014 differs from the PRC statutory income tax rate of 25% due to the change in valuation allowance set up against US federal net operating loss incurred by the Company.

Comparison of the Nine-Month Period Ended September 30, 2015 and 2014

	Nine-Month Period Ended September 30, 2015	Nine-Month Period Ended September 30, 2014	% Change
Net revenue	$126,862,497	$88,451,954	43%
Cost of net revenue	$(84,761,554)	$(63,202,383)	34%
Gross profit	$42,100,943	$25,249,571	67%
Sales, marketing and other operating expenses	$(294,095)	$(78,793)	273%
Research and development costs	$(181,108)	$(94,323)	92%
Exploration cost	$(325,840)	-	-
Loss from disposal of property, plant and equipment	$-	(9,866)	(100%)
Write-off/Impairment on property, plant and equipment	$(819,701)	$(673,705)	22%
General and administrative expenses	$(5,247,318)	$(4,916,626)	7%
Other operating income	$342,317	$351,547	(3%)
Income from operations	$35,575,198	$19,827,805	79%
Other income, net	$199,913	$197,181	1%
Income before taxes	$35,775,111	$20,024,986	79%
Income taxes	$(9,005,158)	$(5,035,433)	79%
Net income	$26,769,953	$14,989,553	79%

Net revenue.  Net revenue for nine-month period ended September 30, 2015 was $126,862,497, representing an increase of approximately $38.4 million (or 43%) over the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $40,418,261 to our net revenue for the nine-month period ended September 30, 2015.

Revenue from the bromine products segment decreased from $43,950,056 for the nine-month period ended September 30, 2014 to $41,066,776 for the same period in 2015, a decrease of approximately 7%. Revenue from the crude salt segment decreased from $$8,012,368 for the nine-month period ended September 30, 2014 to $7,905,274 for the same period in 2015, a decrease of approximately 1%.

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent Increase/(Decrease)
	September 30, 2015		September 30, 2014		of Net Revenue
Segment		% of total		% of total
Bromine	$41,066,776	32%	$43,950,056	50%	(7%)
Crude Salt	$7,905,274	6%	$8,012,368	9%	(1%)
Chemical Products	$77,890,447	62%	$36,489,530	41%	113%
Total sales	$126,862,497	100%	$88,451,954	100%	43%

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2015	September 30, 2014	Decrease
Bromine (excluded volume sold to SYCI and SCRC after acquisition in January 2015)	13,148	15,199	(13%)
Crude Salt	244,367	248,134	(2%)

	Nine-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2015	September 30, 2014	Increase/(Decrease)
Oil and gas exploration additives	11,122	11,062	0.5%
Paper manufacturing additives	3,217	3,173	1.4%
Pesticides manufacturing additives	2,438	2,503	(2.6%)
Pharmaceutical intermediates	1,231	-	-
By products	9,514	-	-
Overall	27,522	16,738	64%

Bromine segment
The decrease in net revenue from our bromine segment was mainly due to the decrease in the sales volume of bromine. The sales volume of bromine decreased from 15,199 tonnes for the nine-month period ended September 30, 2014 to 13,148 tonnes for the same period in 2015, a decrease of 13%. The reasons for the decrease in the sales volume of bromine were mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries and the sale of bromine to SCRC in nine-month period ended September 30, 2015 excluded from the net revenue in the bromine segment as SCRC was acquired by us in January 2015.

The selling price of bromine increased from $2,892 per tonne for the nine-month period ended September 30, 2014 to $3,124 per tonnes for the same period in 2015, an increase of 8%. We expect the average selling price of bromine to remain at current levels through the end of 2015 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the nine-month period ended September 30, 2015 from the same period in 2014.

Nine-Month Period Ended September 30,
Increase/(Decrease) in net revenue of bromine as a result of:	2015 vs. 2014
Increase in average selling price	$3,287,044
Decrease in sales volume	$(6,170,324)
Total effect on net revenue of bromine	$(2,883,280)

Crude salt segment
The decrease in net revenue from our crude salt segment was mainly due to the decrease in the sales volume. The sales volume of bromine decreased from 248,134 tonnes for the nine-month period ended September 30, 2014 to 244,367 tonnes for the same period in 2015, a decrease of 2%. The decrease in the sales volume was mainly due to the macro-economic tightening policy imposed by the PRC government to slow down the economy, which has affected our customers’ industries.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for nine-month period ended September 30, 2015 from the same period in 2014.

Nine-Month Period Ended September 30,
Increase /(Decrease) in net revenue of crude salt as a result of:	2015 vs. 2014
Increase in average selling price	$14,660
Decrease in sales volume	$(121,754)
Total effect on net revenue of crude salt	$(107,094)

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Nine-Month Period Ended		Nine-Month Period Ended		Change of
	September 30, 2015		September 30, 2014		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$21,484,864	27%	$20,848,777	57%	3%
Paper manufacturing additives	$3,839,123	5%	$3,643,637	10%	5%
Pesticides manufacturing additives	$12,148,198	16%	$11,997,116	33%	1%
Pharmaceutical intermediates	$28,882,132	37%	$-	-	-
By products	$11,536,130	15%	$-	-	-
Total sales	$77,890,447	100%	$36,489,530	100%	113%

Net revenue from our chemical products segment increased from $36,489,530 for the nine-month period ended September 30, 2014 to $77,890,447 for the same period in 2015, an increase of approximately 113%. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $40,418,261 to our revenue for the nine-month period ended September 30, 2015. Net revenue from our oil and gas exploration chemicals contributed $21,484,864 (or 27%) and $20,848,777 (or 57%) of our chemical segment revenue for the nine-month period ended September 30, 2015 and 2014, respectively, with an increase of $636,087, or 3%. Net revenue from our paper manufacturing additives increased from $3,643,637 for the nine-month period ended September 30, 2014 to $3,839,123 for the same period in 2015, an increase of approximately 5%. Net revenue from our pesticides manufacturing additives increased from $11,997,116 for the nine-month period ended September 30, 2014 to $12,148,198 for the same period in 2015, an increase of approximately 1%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products for nine-month period ended September 30, 2015 from the same period in 2014 (excluding SCRC).

Increase / (Decrease) in net revenue, for the nine-month period ended September 30, 2015 vs. 2014, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase in average selling price	$521,593	$143,968	$468,800	$1,134,361
Increase/(Decrease) in sales volume	$114,494	$51,518	$(317,719)	$(151,707)
Total effect on net revenue of chemical products	$636,087	$195,486	$151,081	$982,654

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2015		September 30, 2014		Net Revenue
Segment		% of total		% of total
Bromine	$28,257,737	33%	$32,606,253	52%	(13%)
Crude Salt	$6,586,716	8%	$7,172,556	11%	(8%)
Chemical Products	$49,917,101	59%	$23,423,574	37%	113%
Total	$84,761,554	100%	$63,202,383	100%	34%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $84,761,554 for nine-month period ended September 30, 2015, an increase of $21,559,171 (or 34%) over the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $25,994,506 to our cost of net revenue for the nine-month period ended September 30, 2015.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2014	47,347	45%
Nine-month period ended September 30, 2015	47,347	43%
Variance of the nine-month period ended September 30, 2015 and 2014	-	(2%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 2% for the nine-month period ended September 30, 2015 as compared with the same period in 2014.

Bromine segment
For the nine-month period ended September 30, 2015, the cost of net revenue for the bromine segment was $28,257,737, a decrease of $4,348,516 or 13% over the same period in 2014. The most significant components of the costs of net revenue for the bromine segment were the cost of raw materials and finished goods consumed of $9,768,303 (or 35%), depreciation and amortization of manufacturing plant and machinery of $12,841,167 (or 45%) and electricity of $2,387,390 (or 8%) for the nine-month period ended September 30, 2015. For the nine-month period ended September 30, 2014, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $13,623,872 (or 42%), depreciation and amortization of manufacturing plant and machinery of $12,674,236 (or 39%) and electricity of $2,528,684 (or 8%). The cost structure changed as compared with the same period in 2014 where the contribution from cost of raw materials and finished goods consumed decreased by 7% and depreciation and amortization of manufacturing plant and machinery increased by 6%. The decrease in net cost of net revenue was attributable mainly to the decrease in volume of products sold and an inter-company elimination adjustment related to the sale of bromine to SCRC in the nine-month period ended September 30, 2015 allocated to the bromine segment whereas there is no such adjustment in the same period in 2014 as SCRC was acquired by us in January 2015.

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of bromine segment	September 30, 2015		September 30, 2014		% Change
		% of total		% of total
Raw materials	$1,061	47%	$1,002	46%	6%
Depreciation and amortization	$845	37%	$790	36%	7%
Electricity	$157	7%	$158	7%	(1%)
Others	$215	9%	$235	11%	(9%)
Production cost of bromine per tonne	$2,278	100%	$2,185	100%	4%

Our production cost of bromine per tonne was $2,278 for the nine-month period ended September 30, 2015, an increase of 4% (or $93) over the same period in 2014.

Crude salt segment
For the nine-month period ended September 30, 2015, the cost of net revenue for our crude salt segment was $6,586,716, representing a decrease of $585,840, or 8%, compared to $7,172,556 for the same period in 2014. The decrease in cost was mainly due to the decrease in volume of crude salt sold and unit production cost. The significant cost components for the nine-month period ended September 30, 2015 were depreciation and amortization of $4,650,209 (or 71%), resource taxes calculated based on crude salt sold of $791,553 (or 12%) and electricity of $456,026 (or 7%). The significant cost components for the nine-month period ended September 30, 2014 were depreciation and amortization of $4,953,782 (or 69%), resource taxes calculated based on crude salt sold of $807,291 (or 11%) and electricity of $524,401 (or 7%).. The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of crude salt segment	September 30, 2015		September 30, 2014		% Change
		% of total		% of total
Depreciation and amortization	$19.0	70%	$20.0	69%	(5%)
Resource tax	$3.2	12%	$3.2	11%	-
Electricity	$1.9	7%	$2.1	7%	(10%)
Others	$2.9	11%	$3.6	13%	(19%)
Production cost of crude salt per tonne	$27.0	100%	$28.9	100%	(7%)

Our production cost of crude salt per tonne was $27.0 for the nine-month period ended September 30, 2015, a decrease of 7% (or $1.9) as compared to the same period in 2014.

Chemical products segment
For the nine-month period ended September 30, 2015, cost of net revenue for our chemical products segment was $49,917,101, representing an increase of $26,493,527 or 113% over the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $25,994,506 to our cost of net revenue for the nine-month period ended September 30, 2015.

Gross Profit. Gross profit was $42,100,943, or 33%, of net revenue for nine-month period ended September 30, 2015 compared to $25,249,571, or 29%, of net revenue for the same period in 2014. The increase in gross profit percentage was primarily attributable to an increase in the margin percentage of bromine.
.
	Gross Profit by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2015		September 30, 2014		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$12,809,039	31%	$11,343,803	26%	5%
Crude Salt	$1,318,558	17%	$839,812	10%	7%
Chemical Products	$27,973,346	36%	$13,065,956	36%	-
Total Gross Profit	$42,100,943	33%	$25,249,571	29%	4%

Bromine segment
The gross profit margin for our bromine segment for the nine-month period ended September 30, 2015 was 31% compared to 26% for the same period in 2015. This 5% increase is mainly due to the increase in bromine price.

Crude salt segment
For the nine-month period ended September 30, 2015, the gross profit margin for our crude salt segment was 17% compared to 10% for the same period in 2014. This 7% increase in our gross profit margin is mainly attributable to the decreased cost of revenue for the for the nine-month period ended September 30, 2015 compare for the same period in 2014 as mentioned in the cost of net revenue for our crude salt segment.

Chemical products segment
The gross profit margin for our chemical products segment for the nine-month period ended September 30, 2015 was 36% compared to 36% for the same period in 2014.

Research and Development Costs. For the nine-month period ended September 30, 2015 and 2014, the total research and development costs incurred were $181,108 and $94,323, respectively, an increase of 92%. Research and development costs for the nine-month period ended September 30, 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine. Research and development costs for the nine-month period ended September 30, 2014 represented raw materials used by SYCI for testing the manufacturing routine.

Exploration Costs The total exploration costs incurred for the nine-month periods ended September 30, 2015 and 2014 were $325,840 and $0. As of September 30, 2015 the Company incurred a total of $7,848,873 in exploration cost for the drilling of natural gas resources. On January 30, 2015, the Company announced that it found natural gas resources under its bromine well in the Sichuan area and received a testing report in early May 2015 which confirmed the economics of the natural gas under this well. The Company is in discussion with the government about the natural gas trial production.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment for the nine-month period ended September 30, 2015 and 2014 were $819,701 and $673,705, respectively, an increase of 22%. Write-off on property, plant and equipment of $673,705 for the nine-month period ended September 30, 2014 represented the write-off of certain protective shells to transmission pipelines and ducts replaced during the third phase enhancement project that started in August 2014 and completed in September 2014. Write-off on property, plant and equipment of $819,701 for the nine-month period ended September 30, 2015 represented the write-off of (i) certain protective shells to transmission pipelines and ducts replaced of $753,025 during the fourth phase enhancement project that started in August 2015 and completed in September 2015; and (ii) certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 11 of $66,676.

General and Administrative Expenses. General and administrative expenses were $5,247,318 for the nine-month period ended September 30, 2015, an increase of $330,692 (or 7%) as compared to $4,916,626 for the same period in 2014. This increase in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees increased from $30,000 for the nine-month period ended September 30,2014 to $353,300 for the same period of 2015; and (ii) audit fee incurred in the amount of $115,000 related to the audit of SCRC acquired in the nine-month period ended September 30, 2015; and (iii) consolidation in 2015 of SCRC, which accounted for $515,674 of our general and administrative expenses for the nine-month period ended September 30, 2015, which offset by the unrealized exchange gain in relation to the translation difference of inter-company balance in RMB for the nine-month period ended September 30,2015 amounted to $1,037,429, as compared to the unrealized exchange gain for the same period in 2014 amounted to $237,028.

Other Operating Income. Other operating income was $342,317 for the nine-month period ended September 30, 2015, a decrease of $9,230(or 3%) as compared to $351,547 for the same period in 2014 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $35,575,198 for the nine-month period ended September 30, 2015 (or 28% of net revenue), an increase of $15,747,393, or approximately 79%, over income from operations for the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $13,606,012 to our income from operation for the nine-month period ended September 30, 2015.

	Income from Operations by Segment
	Nine-Month Period Ended September 30, 2015		Nine-Month Period Ended September 30, 2014
Segment:		% of total		% of total
Bromine	$8,950,595	25.1%	$7,748,981	38.8%
Crude Salt	534,760	1.5%	94,609	0.5%
Chemical Products	26,205,578	73.4%	12,123,116	60.7%
Income from operations before corporate costs	35,690,933	100%	19,966,706	100%
Corporate costs	(1,153,164)		(375,929)
Unrealized exchange difference	1,037,429		237,028
Income from operations	$35,575,198		$19,827,805

Bromine segment
Income from operations from our bromine segment was $8,950,595 for the nine-month period ended September 30, 2015, an increase of $1,201,614 (or approximately 16%) compared to the same period in 2014. This increase resulted primarily from the higher selling price of bromine in the nine-month period ended September 30, 2015 compared to the same period in 2014.

Crude salt segment
For the nine-month period ended September 30, 2015, income from operations from our crude salt segment was $534,760, an increase of $440,151 (or approximately 465%) compared to the same period in 2014. This increase is mainly attributable to the decreased cost of revenue for the for the nine-month period ended September 30, 2015 compare for the same period in 2014 as mentioned in the cost of net revenue for our crude salt segment.

Chemical products segment
For the nine-month period ended September 30, 2015, income from operations from our chemical products segment was $26,205,578, an increase of $14,082,462 (or approximately 116%) over same period in 2014. This significant increase was primarily due to the consolidation in 2015 of SCRC, which contributed $13,606,012 to our income from operation for the nine-month period ended September 30, 2015.

Other Income, Net. Other income, net of $199,913 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2015, an increase of $2,732 (or approximately 1%) as compared to the same period in 2014.

Net Income. Net income was $26,769,953 for the nine-month period ended September 30, 2015, an increase of $11,780,400 (or approximately 79%) compared to the same period in 2014. This significant increase was primarily attributable to the consolidation in 2015 of SCRC, which contributed $10,202,563 to our net income for the nine-month period ended September 30, 2015, offset by the decrease in revenue from bromine and crude salt as compared with the same period in 2014.

Effective Tax Rate. Our effective tax rate for the nine-month period ended September 30, 2015 and 2014 was 25% and 25%, respectively. The effective tax rate of 25% for the nine-month period ended September 30, 2015 consistent with the PRC statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, cash and cash equivalents were $120,892,138 as compared to $146,585,601 as of December 31, 2014. The components of this decrease of $25,693,463 are reflected below.

 Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2015	2014
Net cash provided by operating activities	$34,915,819	$32,476,141
Net cash used in investing activities	$(55,706,715)	$(7,101,842)
Net cash used in financing activities	$(344,396)	$(304,806)
Effects of exchange rate changes on cash and cash equivalents	$(4,558,171)	$(1,031,745)
Net (Decrease)/Increase in cash and cash equivalents	$(25,693,463)	$24,037,748

For the nine-month period ended September 30, 2015, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the nine-month period ended September 30, 2015 and 2014, we had positive cash flow from operating activities of $34.9 million and $32.5 million, respectively, primarily attributable to net income.

During the nine-month period ended September 30, 2015, cash flow from operating activities of $34.9 million exceeded our net income of $26.8 million, mainly due to (i) substantial non-cash charges of $22.7 million, primarily in the form of depreciation and amortization of property, plant and equipment, and write-off/impairment loss on property, plant and equipment; partially offset by (ii) cash used in working capital of $14.5 million, which mainly consisted of an increase in accounts receivable and inventories, partially offset by the increase in taxes payable.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
		% of total			% of total
Aged 1-30 days	$13,279,701	17%		$9,323,910	22%
Aged 31-60 days	$16,395,061	22%		$9,974,381	24%
Aged 61-90 days	$17,673,585	24%		$8,631,203	20%
Aged 91-120 days	$15,711,637	22%		$9,188,133	22%
Aged 121-150 days	$10,111,489	14%		$4,880,235	12%
Aged 151-180 days	$1,108,414	1%	$
Total	$74,279,887	100%		$41,997,862	100%

The overall accounts receivable balance as of September 30, 2015 increased by $32,282,025 (or 77%), as compared to those as of December 31, 2014. Such increase was mainly due to the consolidation in 2015 of SCRC, which contributed $23,601,224 to our accounts receivable for September 30, 2015. Approximately 69% of the balances of accounts receivable as of September 30, 2015 aged more than 90 days was settled in October 2015. We have policies in place to ensure that sales are made to customers with an appropriate credit history and we perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the nine-month period ended September 30, 2015 is required.

Inventory

Our inventory consists of the following:

	September 30, 2015		December 31, 2014
		% of total		% of total
Raw materials	$1,022,750	13.88%	$625,160	11.7%
Finished goods	$5,247,548	71.20%	$4,746,163	88.4%
Work-in-process	1,103,076	14.97%	-	-
	$7,373,374	100.05%	$5,371,323	100.1%
Allowance for obsolete and slowing-moving inventory	$(3,323)	(0.05%)	$(3,455)	(0.1%)
Total	$7,370,051	100.0%	$5,367,868	100.0%

The net inventory level as of September 30, 2015 increased by $2,002,183 (or 37%), as compared to the net inventory level as of December 31, 2014.

Raw materials increase by 64% as of September 30, 2015 as compared to December 31, 2014. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. We concluded that all of our raw materials as of September 30, 2015 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, with no loss over time, a stable market price and a gross profit margin of 36% for the nine-month period ended September 30, 2015 as compared to 36% for the same period in fiscal year 2014. Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. The gross profit margin for the nine-month period ended September 30, 2015 increased to 31%, as compared with 25% for the same period in fiscal year 2014, we anticipated that the price for the rest of 2015 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne increased from $27.88 in the third quarter of 2014 to $33.26 in the third quarter of 2015. In the same period, gross profit also increased from 10% for the nine –month period ended September 30, 2014 to 17% for the same period in 2015. We believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than its cost.

Net Cash Used in Investing Activities

 For the nine-month period ended September 30, 2015, we used approximately $0.7 million cash for the prepayment of land leases. We also used approximately $66.3 million to acquire SCRC. In the same period, we also used approximately $2.8 million cash in the fourth phase enhancement project related to the protective shells to transmission channels and ducts in Factory No. 10 and 11 and the enhancement work to bromine production facilities in Factory No.11.

We also received $14.1 million from the acquisition of SCRC.

In the nine-month period ended September 30, 2014, we used approximately $0.66 million cash for the prepayment of land leases. In the same period, we also used approximately $6.46 million cash in the third phase enhancement project related to the protective shells to transmission channels and ducts in Factory No. 10 and 11.

The investing activities described above were financed by opening cash balances as of December 31, 2014, and 2013, and cash generated from operation during the nine-month period ended September 30, 2015.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the nine-month period ended September 30, 2015 and 2014.

For the nine-month period ended September 30, 2015, we used $0.04 million to repurchase 31,000 shares of common stock of the Company with the approval of the Board of Directors.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $176.6 million at September 30, 2015 as compared to approximately $186.0 million at December 31, 2014. The decrease was mainly attributable to the cash paid for business acquisition of SCRC, which offset by the cash provided by operating activities during the nine-month period ended September 30, 2015.

We had available cash of approximately $120.9 million at September 30, 2015, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2015 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

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

GULF RESOURCES, INC.

Dated: November 10, 2015	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 10, 2015	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)