Form 10-K
period 2015-12-31
GULF RESOURCES, INC.
filed 2016-03-15
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34499

Gulf Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11,Vegetable Building, Industrial Park of the East Shouguang City, Shandong, China	262700
(Address of principal executive offices)	(Zip Code)

+86 (536) 567-0008
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0005 par value	NASDAQ Global Select Market

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
Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $51,733,034 based upon a closing sale price of $ $2.07.

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
Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
 As of March 11, 2016, the registrant had outstanding 46,007,120 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Introduction

We manufacture and trade bromine and crude salt, manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals, and manufacture and sell materials for human and animal antibiotics. To date, our products have been sold only within the People’s Republic of China. As used in this report, the terms "we," "our," "Company" and "Gulf Resources" refers to Gulf Resources, Inc. and its wholly-owned subsidiaries, and the terms “ton” and “tons” refers to metric tons, in each case, unless otherwise stated or the context requires otherwise.  All information in this report gives retroactive effect to a 4-for-1 reverse stock split of our common stock effected on October 12, 2009.

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of  $0.16281 and $0.16066 during fiscal year 2014 and 2015, respectively. The functional and reporting currency of the Company is the United States dollar (“USD” or $”).

Our Corporate History

We are incorporated in Nevada. From November 1993 through August 2006, we were engaged in the business of owning, leasing and operating coin and debit card pay-per copy photocopy machines, fax machines, microfilm reader-printers and accessory equipment under the name “Diversifax, Inc.”. Due to the increased use of internet services, demand for our services declined sharply, and in August 2006, our Board of Directors decided to discontinue our operations.

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

On January 12, 2015, the Company and SCHC entered into an Equity Interest Transfer Agreement with Shouguang City Rongyuan Chemical Co., Ltd ("SCRC") pursuant to which SCHC agreed to acquire SCRC and all rights, title and interest in and to all assets owned by SCRC, a leading manufacturer of materials for human and animal antibiotics in China and other parts of Asia.

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

The sellers of SCRC agreed as part of the purchase price to accept the Shares, based on a valuation of $2.00, which was a 73% premium to the price on the day the agreement was reached. For accounting purposes, the Shares are now being valued at $1.84, which was the closing price of our stock on the closing date of the agreement. The price difference between the original $2.00 and the current $1.84 is solely for accounting purposes. There has been no change in the number of shares issued.

On November 24, 2015, Gulf Resources, Inc., a Delaware corporation consummated a merger with and into its wholly-owned subsidiary, Gulf Resources, Inc., a Nevada corporation. As a result of the reincorporation, the Company is now a Nevada corporation.

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there is no capital contributed yet until now. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China. And the business has not commenced yet.

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

Business Acquisitions

On January 12, 2015, the Company’s wholly owned subsidiary, SCHC signed an equity interest transfer agreement with the four individual shareholders of SCRC. Consideration for this transaction consists of $66.2 million in cash and the issuance of shares of approximately 7.27 million shares of common stock at a price of $2.00 per share, which represents a 73% premium over our 10 day stock price prior to closing, bringing the total consideration for the purchase of SCRC to $80.8 million. The shareholders of SCRC have guaranteed that SCRC’s audited 2014 net income will not be less than approximately $11.4 million, otherwise the purchase price shall be proportionally adjusted.

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

Our Business Segments

Our business operations are conducted in three segments, bromine, crude salt, and chemical products.  We manufacture and trade bromine and crude salt, and manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals and human and animal antibiotics.  We conduct all of our operations in China.

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI and Shouguang City Rongyuan Chemical Co, Ltd (PRC), or SCRC.  The products we produce and the markets in which they are sold include, among others:

Product name	Application sector
Hydroxyl guar gum	Oil Exploration & Production
Demulsified agent	Oil Exploration & Production
Corrosion inhibitor for acidizing	Oil Exploration & Production
Bactericide	Oil Exploration / Agricultural
Chelant	Paper Making
Iron ion stabilizer	Oil Exploration & Production
Clay stabilizing agent	Oil Exploration & Production
Flocculants agent	Paper Making
Remaining agent	Paper Making
Expanding agent with enhanced gentleness	Paper Making
Bromopropane	Agricultural
Environmental friendly additive products	Oil Exploration & Production
Solid lubricant	Oil Exploration & Production
Polyether lubricant	Oil Exploration & Production
Benzaldehyde dibromide	Agricultural
Chlorantraniliprole	Agricultural
Semi-finished Product of Tetramethylbenzidine	Pharmaceutical intermediates
Semi-finished Product of Trimethylolpropane	Pharmaceutical intermediates
Material of Lactic acid Trimethylolpropane	Pharmaceutical intermediates

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

SCRC, a leading manufacturer of materials for human and animal antibiotics in China and other parts of Asia, located in Yangkou Township, Shouguang City, Shandong Province, China. Its major products including Semi-finished Product of Tetramethylbenzidine , Semi-finished Product of Trimethylolpropane , Material of Lactic acid Trimethylolpropane and so on.

Segment disclosure

We have three reportable segments:  bromine, crude salt and chemical products.

The amounts set forth below are based upon on an average RMB to USD exchange rates of $0.16281 and $0.16066 during fiscal years 2014 and 2015, respectively.

	Net Revenue by Segment
	Year Ended December 31, 2015		Year Ended December 31, 2014
Segment:	% of total		% of total
Bromine	$52,385,491	32%	$57,949,824	51%
Crude Salt	$10,494,939	7%	$10,752,226	9%
Chemical Products	$99,436,690	61%	$44,958,281	40%
Total sales	$162,317,120	100%	$113,660,331	100%

Segment:	Percentage Increase/Decrease in Net Revenue from fiscal year 2014 to 2015
Bromine	(10%)
Crude Salt	(2%)
Chemical Products	121%

SCHC’s products sold in metric tons	Year ended December 31, 2015	Year ended December 31, 2014	Percentage Change
Bromine	16,569	20,077	(17%)
Crude Salt	330,373	342,127	(3%)

Chemical products segment sold in metric tons	Year ended December 31, 2015	Year ended December 31, 2014	Percentage Change
Oil and gas exploration additives	14,332	13,685	5%
Paper manufacturing additives	4,134	3,936	5%
Pesticides manufacturing additives	3,127	3,110	0.5%
Pharmaceutical intermediates	1,682	-	-
By products	12,273	-	-
	35,548	20,731	71%

	Income from Operations by Segment
	Year ended December 31, 2015		Year ended December 31, 2014
Segment:		% of total		% of total
Bromine	$10,854,711	24%	$9,500,428	38%
Crude Salt	$1,183,755	3%	719,226	3%
Chemical Products	$32,997,870	73%	$14,432,851	59%
Income from operations before corporate costs	$45,036,336	100%	$24,652,505	100%
Corporate costs	$(1,447,023)		$(926,696)
Unrealized translation difference	$1,575,397		$92,412
Income from operations	$45,164,710		$23,818,221

Year Ended December 31, 2015	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$52,385,491	$10,494,939	$99,436,690	$162,317,120	$-	$162,317,120
Net revenue (intersegment)	8,039,156	-	-	8,039,156	-	8,039,156
Income from operations before taxes	10,854,711	1,183,755	32,997,870	45,036,336	128,374	45,164,710
Income taxes	2,508,902	500,451	8,362,555	11,371,908	-	11,371,908
Income from operations after taxes	8,345,809	683,304	24,635,315	33,664,428	128,374	33,792,802
Total assets	136,701,878	40,306,628	179,733,958	356,742,464	762	356,743,226
Depreciation and amortization	17,498,441	6,136,889	5,460,318	29,095,648	-	29,095,648
Capital expenditures	20,665,890	2,120,622	72,113	22,858,625	-	22,858,625
Goodwill	-	-	29,559,174	29,559,174	-	29,559,174

Year Ended December 31, 2014	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$57,949,824	$10,752,226	$44,958,281	$113,660,331	$-	$113,660,331
Net revenue (intersegment)	3,013,295	-	-	3,013,295	-	3,013,295
Income (loss) from operations before taxes	9,500,428	719,226	14,432,851	24,652,505	(834,284)	23,818,221
Income taxes	2,214,988	370,974	3,640,053	6,226,015	-	6,226,015
Income (loss) from operations after taxes	7,285,440	348,252	10,792,798	18,426,490	(834,284)	17,592,206
Total assets	195,539,637	51,632,485	75,748,241	322,920,363	61,789	322,982,152
Depreciation and amortization	18,011,790	6,076,042	3,554,390	27,642,222	-	27,642,222
Capital expenditures	5,414,738	1,123,873	-	6,538,611	-	6,538,611

Sales and Marketing

We have an in-house sales staff of 19 persons. Our customers send their orders to us first. Our in-house sales staff then attempts to satisfy these orders based on our actual production schedules and inventories on hand. Many of our customers have a long term relationship with us. We expect this to continue due to stable demand for mineral products, however, these relationship can not be guaranteed in the future.

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2015 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited, Shouguang Weidong Chemical Company Limited and qinghe production plant of Sinopec Shengli oilfield branch. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy. We are not aware of any allowances for doubtful debts required for each of the years ended December 31, 2015 and 2014.

During each of the years ended December 31, 2015 and 2014, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $19,540,851 and $19,919,942, respectively, or approximately 37% and 34.4% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 15% and 14.7%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2015 and 2014, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $9,080,707 and $9,171,621, respectively, or approximately 87% and 85.3% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 37% and 37.8%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2015 and 2014, sales to our three largest chemical products customers, based on net revenue from such customers, aggregated $22,613,400 and $20,649,995, respectively, or approximately 23% and 45.9% of total net revenue from sale of chemical products; and sales to our largest customer represented approximately 10% and 20.7%, respectively, of total net revenue from the sale of chemical products.

This concentration of customers for all three segments makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

Principal Suppliers

Our principal external suppliers are Shandong Xinlong Biological Technology Company limited, Shouguang City Rongguang Trading Company Limited and Shandong Xinlong Group Company limited, Shouguang Hongye Trading Company Limited and Shandong Tianling Fine Chemical co., LTD.

During each of the years ended December 31, 2015 and 2014, we purchased 58.2% and 62.1%, respectively, of raw materials for our bromine and crude production from three suppliers.

During each of the years ended December 31, 2015 and 2014, we purchased 71% and 92%, respectively, of raw materials for our chemical products production from three suppliers. We purchased a portion of the bromine produced by the Company internally as well, at cost totaling $8,039,156 and $3,013,295, for the years ended December 31, 2015 and 2014 respectively, for the production of chemical products.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of keen competition and the trend of less bromine contraction of brine water being extracted in Shouguang City, Shandong Province, the Company had announced its intent to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. The Company completed the drilling of its first exploratory well in December 2011 and announced in mid-January 2012 that the Company discovered underground brine water resources in Daying County. It has provided preliminary concentration results after testing by a third-party independent expert. According to the third-party independent report, the bromine concentration in the underground brine water resources is 1.53 grams per liter, which is approximately six to seven times higher than the average bromine concentration from its brine water resources at our bromine factories in Shouguang City. In September 2014, the Company started deeper drilling exploration under its existing well and did an exploration analysis on the resources from different levels. We incurred a total of $488,880 in exploration costs during 2014. On January 30, 2015 we announced that we had found natural gas resources under our bromine well in the Sichuan area. Then the Company subsequently hired a third party (a subsidiary of Sinopec) to conduct of survey of this well. Based on the assessment report, the Company estimates this well should produce annual revenue of approximately US$4.7 million and annual net income approximately US$2.3 million per year. On November 23, 2015 the company’s wholly owned subsidiary SCHC entered into an agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt).

In order to improve the bromine and crude salt production capacity, the Company will continue to enhance its existing bromine and crude salt production facilities. In the third quarter of 2015, the Company incurred enhancement works in Factories No. 10 and 11 at costs of approximately $10,396,597 to the protective shells to transmission channels and ducts. In the fourth quarter of 2015, the Company incurred enhancement projects to our existing bromine extraction in Factory No. 10 and 11 at costs of approximately $12,088,375. The Company expects to carry out enhancement projects for the transmission channels and ducts and our existing bromine extraction in 2016, which will cost approximately $15 million. The company will also expect to invest approximately $10.0 million in Sichuan Province for the natural gas resource project in 2016. The Company expects such enhancement expenditures will be funded by the Company’s cash on hand. The Company also estimated that the amount of ordinary repair and maintenance expense will be approximately $1.0 million in 2016.

▼ Chemical Products

To expand its chemical production capacity, on January 12, 2015, the Company entered into an Equity Interest Transfer Agreement with SCRC and its shareholders with total consideration of approximately $80.8 million. On February 4, 2015, the transactions contemplated by the agreement dated January 12, 2015 closed. Pursuant to the agreement, SCHC acquired all rights, title and interest in and to all assets owned by SCRC, a leading manufacturer of materials for human and animal antibiotics in China and other parts of Asia.

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

Our principal competitors in the chemical business are Beijing Tianqing Chemical Company Limited, Shandong Weifang Shuangxing Pesticides Company Limited, Shandong Dacheng Pesticides Company Limited, Binhua Group Company Limited, Dongying City Dongchen (Group) Chemical Industry Company Limited, Beijing Peikangjiaye Technologies Limited, Shouguang Fukang Pharmaceutical Co., Ltd. Shandong Xinhua Pharmaceutical Limited by Share Ltd, Hunan Erkang Pharmaceutical Limited by Share Ltd and Xinan Synthetic Pharmaceutical Limited by Share Ltd.

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

All of our operating activities in China have been authorized by or obtained written consent from land and resources departments of local governments except bromine Factory No.10 and 11. In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection that is no subject to expiration.

Employees

As of December 31, 2015, we employed approximately 738 full-time employees, of whom approximately 63% are with SCHC, 16% are with SYCI and 20% are with SCRC. Approximately 6% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 17% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution amounts to 27% of the average monthly salary. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $980,359 for fiscal year 2015.

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

We hold government permits or operations permits and for each of our bromine factories except bromine Factory No.10 and 11.  However, we do not currently hold valid mining permits issued by the State Land and Resources Bureau for our Factories No. 5, 6, 8, 9, 10 and 11.  We have already filed applications for these mining permits, however we are not able to confirm when such mining permits will be issued, if at all.

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

All of our bromine and crude salt production facilities have been authorized by the local land and resources departments, of which Factories No. 1 to No. 4 are included under a single permit, which was originally issued in January 2005. And this permit was updated on July 2013, which Factories No. 1 to No. 4, and Factory 7 are included under a single permit issued on July 2013.

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

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

●	the success of identifying and completing mergers and acquisitions;
●	the introduction of competitive products by different or new competitors;
●	reduced demand for any given product;
●	difficulty in keeping current with changing technologies;
●	increased or uneven expenses, whether related to sales and marketing, product development or administration;
●	deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects; and
●	costs related to possible acquisitions of technology or businesses.
●	new environmental compliance policies enacted by the Chinese government

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

We cannot assure that there will be a return on our investment on certain related exploration costs in the Sichuan Province.

We have been conducting exploration projects in Daying County since 2011. We discovered that the bromine concentration in the underground brine water resources was 6-7 times higher than those in Shandong Province. Then, in beginning of 2015, we discovered natural gas at its original brine well. We subsequently hired a third party (a subsidiary of Sinopec) to conduct a survey of this well. The survey and geographic studies indicated rich natural gas resources under the well. On November 23, 2015, our wholly owned subsidiary, SCHC, entered into a Project Investment Agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt). We estimate that the well should produce annual revenue of approximately US$4.7 million and annual net income approximately US$2.3 million per year. However, we cannot assure that there will be a return on investment of our exploration costs.

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

SCHC, SYCI and SCRC, our PRC operating companies, are incorporated under and are governed by the laws of the PRC; all of our operations are conducted in the PRC; and our suppliers and customers are all located in the PRC. The PRC government exercises substantial control over virtually every sector of the PRC economy, including the production, distribution and sale of bromine, brominated chemical products and crude salt. In particular, we are subject to regulation by local and national branches of the Ministry of Land and Resources, as well as the State Administration of Foreign Exchange, and other regulatory bodies. In order to operate under PRC law, we require valid licenses, certificates and permits, which must be renewed from time to time. If we were to fail to obtain the necessary renewals for any reason, including sudden or unexplained changes in local regulatory practice, we could be required to shut down all or part of our operations temporarily or permanently.

SCHC, SYCI and SCRC are subject to PRC accounting laws, which require that an annual audit be performed in accordance with PRC accounting standards. The PRC foreign-invested enterprise laws require that our subsidiary, SCHC, SYCI and SCRC submit periodic fiscal reports and statements to financial and tax authorities and maintain its books of account in accordance with Chinese accounting laws. If PRC authorities were to determine that we were in violation of these requirements, we could lose our business license and be unable to continue operations temporarily or permanently.

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

We anticipate that the majority of our future revenues will be derived from the sale of bromine and products derived from bromine, as well as the sale of natural gas, and, as a result, our earnings are directly related to the prices of these products. There are many factors influencing the price of these products including expectations for inflation; global and regional demand and production; political and economic conditions; and production costs. These factors are beyond our control and are impossible for us to predict. As a result, price changes may adversely affect our operating results.

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

In recent years, we have been able to extract less bromine from brine water during the production process due to a decrease in the bromine concentration of brine water being extracted. In an effort to address this issue, we carried out enhancement projects to our extraction wells in May 2012 and November 2015 respectively by increasing the depth of our brine water wells to extract brine water from a lower second layer which we believe will have a higher bromine concentration. However, we cannot be certain that this will improve the bromine yield from our production facilities in the long run. If we are not able to improve the bromine yield at our production facilities or if the bromine concentration in the brine water we extract continues to decline, our business, financial condition and results of operations could be adversely affected.

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

Risks Associated with the Manufacturing and Production of Chemical Products

Research and development is very costly and highly uncertain; we may not succeed in developing or acquiring commercially successful products.

There are many difficulties and uncertainties inherent in human and animal pharmaceutical research and development and the introduction of new products. There is a high rate of failure inherent in new product discovery and development. Failure can occur at any point in the process, including late in the process after substantial investment. As a result, most funds invested in research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. We cannot state with certainty when or whether our products now under development will be approved or launched; whether we will be able to develop, license or otherwise acquire additional product candidates or products; or whether our products, once launched, will be commercially successful. We must maintain a continuous flow of successful new products and successful new indications or brand extensions for existing products sufficient both to cover our research and development costs. Failure to do so in the short-term or long-term would have a material adverse effect on our business, results of operations, cash flows, financial position and prospects.

Our business may be subject to product liability claims.

The manufacturing and distribution of the Company’s products for human and animal antibiotics involve an inherent risk of product liability claims being asserted against us. Regardless of whether we are ultimately determined to be liable or our products are determined to be defective, we might incur significant legal expenses not covered by insurance. In addition, product liability litigation could damage our reputation and impair our ability to market our products, regardless of the outcome. Litigation could also impair our ability to retain product liability insurance or make our insurance more expensive. Although the Company currently maintains liability insurance, we cannot assure that we will be able to continue to obtain such insurance on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. If we are subject to an uninsured or inadequately insured product liability claim, our business, financial condition and results of operations could be adversely affected.

Regulatory compliance problems could be damaging to the Company.

The marketing, promotional, and pricing practices of human and animal antibiotics are subject to extensive regulation. These claims could result in substantial expense and other significant consequences to us. It is possible that we could become subject to such investigations and that the outcome could include fines, penalties, or other monetary or non-monetary remedies.

We face intense competition from multinational companies.

We compete with a large number of multinational companies, biotechnology companies and pharmaceutical companies. To compete successfully, we must continue to deliver to the market innovative, cost-effective products that meet our customer’s needs. Our product revenues can be adversely affected by the introduction by competitors of products that are perceived as superior by the marketplace.

Risks Relating to our Common Stock and our status as a Public Company

The price of our common stock fluctuate significantly.

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

We will continue to incur significant costs as a result of operating as a public company, and our management will continue to be required to devote substantial time to compliance requirements.

As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs.

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

Lack of management control by purchasers of our common stock

As of the date of this report, Mr. Ming Yang, our chairman and former chief executive officer, and his affiliates, may be deemed to beneficially own approximately 28.9% of our common stock. As a result of this concentration of ownership, our public stockholders, acting alone, may not have the ability to influence the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our Company that may be desirable for our stockholders, and may limit the price that investors are willing to pay for our common stock.

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

We had approximately 46,007,120 shares of our common stock outstanding as of the date of this report.  There are a limited number of holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

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
Water Sys
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
Lasa
Lanzhou
Shanghai
Wuhan
Kunming
Guangzhou

Date : December 31, 2015

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

We do not own any land, though we do own some of the buildings on land we lease. Our executive offices are located in China at Level 11, Vegetable Building, Industrial Park of the East in Shouguang City, Shandong Province, P.R.C, which also is the headquarters of SCHC, SYCI and SCRC. These offices were purchased from Shandong Shouguang Vegetable Seed industry Group Co., Ltd, in which Mr. Ming Yang, the Chairman of the Company, had 99% equity interest.

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

SCRC, a leading manufacturer of materials for human and animal antibiotics in China and other parts of Asia, located in Yangkou Township, Shouguang City, Shandong Province, China. Its major products including Semi-finished Product of Tetramethylbenzidine , Semi-finished Product of Trimethylolpropane , Material of Lactic acid Trimethylolpropane and so on.

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

All of our bromine and crude salt production facilities have been authorized by the local land and resources departments except bromine Factory No.10 and 11, of which Factories No. 1 to No. 4 are included under a single permit, which was originally issued in January 2005. And this permit was updated on July 2013, which Factories No. 1 to No. 4, and Factory 7 are included under a single permit issued on July 2013. For Factories No. 5, 6, 8, 9, 10 and 11, the related mining permit applications are under review by the local land and resources departments, nevertheless we have obtained written consent from the local land and resources department to commence the production for Factories No. 5 to No. 9. In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

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

As of December 31, 2015, the Company had invested approximately $107.26 million in its eleven production factories and facilities and paid approximately $9.2 million in prepaid land lease payments and mineral rights. The Company incurred approximately $10.4 million in enhancements to protection shells to transmission channels and ducts in Factory No 10 and 11, for the fiscal year 2015. Certain eroded protection shells for transmission channels and ducts, with net carrying value of $753,025 (original cost of $1,981,343) were replaced in 2015 as part of our enhancement work. The Company also incurred enhancement projects to our existing bromine extraction in Factory No. 10 and 11 at costs of approximately $12,088,375 for the fiscal year 2015. In light of the increased labor and raw materials costs of construction projects in recent years, the cost to replace those eroded parts increased the overall cost of the enhancement project to its current level.

Each of the eleven bromine production facilities is provided with electricity and water by local government utilities.

The following is a description of the land use and mineral rights related to each of the eleven properties held by SCHC as of December 31, 2015.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2015	38.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2015	37 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 3 – Yangdonghua
Area	2,318 acres
Date of Acquisition	June 8, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2015	36.3 Years
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	RMB111,317
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 4 – Liuxingji
Area	2,310 acres
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2015	38.83 Years
Annual Rent	RMB139,255
Prior Fees Paid For Land Use Rights	RMB6.5 million
Mining Permit No.:	C3707002009056220022340
Date of Permission:	January 2005, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 5 – Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2015	39 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 6 – Yangxiaodong
Area	2,641 acres
Date of Acquisition	January 8, 2008
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2055
The number of remaining years to expiration of the of the land lease as of December 31, 2015	39.5 Years
Prior Fees Paid for Land Use Rights	RMB9.1 million
Annual Rent	RMB191,295
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2015	43.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2013, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2015	43.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2015	44.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,000
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2015	6.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000
Mining Permit No.:	Under application

Property	Factory No. 11 – Chengyong Zhao
Area	1,730 acres
Date of Acquisition	November 26, 2012
Land Use Rights Lease Term	Twenty Years
Land Use Rights Expiration Date	2032
The number of remaining years to expiration of the of the land lease as of December 31, 2015	17.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB918,800
Mining Permit No.:	Under application

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

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2015 Utilization Ratio	2014 Utilization Ratio
Factory No. 1	-	6,442	6,681	42%	44%
Factory No. 2	April 7, 2007	1,846	4,844	38%	46%
Factory No. 3	June 8, 2007	2,318	4,701	36%	43%
Factory No. 4	October 26, 2007	2,310	3,801	41%	44%
Factory No. 5 and Factory No. 7 *	October 25, 2007/ January 7, 2009	3,776	6,986	44%	46%
Factory No. 6	January 8, 2008	2,641	4,539	42%	47%
Factory No. 8	September 7, 2009	2,723	4,016	42%	45%
Factory No. 9	June 7, 2010	759	2,793	38%	45%
Subdivision of Factory No. 1	January 1, 2011	1	3,186	36%	41%
Factory No. 10	December 22, 2011	1,700	3,000	41%	44%
Factory No. 11	November 26, 2012	1,730	2,800	37%	42%

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
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

	2015			2014
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	2,830	2,812	19,731	2,962	2,980	17,748
Factory No. 2	1,824	1,821	19,338	2,227	2,234	17,734
Factory No. 3	1,709	1,737	19,754	2,042	2,022	17,748
Factory No. 4	1,569	1,571	19,724	1,668	1,676	17,713
Factory No. 5 and Factory No. 7 *	3,079	3,081	19,785	3,211	3,211	17,744
Factory No. 6	1,914	1,944	19,768	2,135	2,112	17,727
Factory No. 8	1,675	1,676	19,778	1,822	1,829	17,703
Factory No. 9	1,064	1,067	19,399	1,252	1,254	17,686
Subdivision of Factory No. 1	1,220	1,221	19,797	1,322	1,322	17,730
Factory No. 10	1,141	1,152	19,373	1,312	1,309	17,778
Factory No. 11	1,027	1,042	19,358	1,177	1,170	17,782
Total	19,053	19,124		21,132	21,120

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2015			2014
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	9,560	6,097	188	7,045	7,017	189
Factory No. 2	27,200	25,587	202	28,000	28,587	191
Factory No. 5 and Factory No. 7 *	138,000	130,280	198	126,850	135,144	194
Factory No. 6	36,500	37,467	197	35,400	37,362	195
Factory No. 8	90,500	90,451	199	85,300	90,495	195
Factory No. 9	42,600	40,490	194	42,950	43,523	189
Total	344,360	330,373		325,545	342,127

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

The following table shows the chemical products produced and sold for our SYCI’s production facilities and the weighted average price received for all products sold for the last two years, for our SCRC’s production facilities and the weighted average price received for all products sold for the last one years.

	2015			2014
Chemical Products	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Oil and gas exploration additives	14,354	14,379	12,002	13,714	13,685	11,533
Paper manufacturing additives	4,090	4,087	7,317	3,947	3,936	7,034
Pesticides manufacturing additives	3,119	3,127	31,056	3,132	3,110	29,161
Pharmaceutical intermediates	4,388	1,682	134,700	-	-	-
By products	12,225	12,273	7,494	-	-	-
Total	38,176	35,548		20,793	20,731

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is listed for trading on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GURE”. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High	Low
2016
First Quarter (through March 10)	$1.87	$1.39
2015
First Quarter	$1.96	$1.15
Second Quarter	$2.66	$1.63
Third Quarter	$2.27	$1.39
Fourth Quarter	$1.99	$1.36

2014
First Quarter	$2.87	$2.06
Second Quarter	$2.57	$1.78
Third Quarter	$2.17	$1.43
Fourth Quarter	$1.53	$1.02

Holders

As of March 11, 2016, our common stock was held of record by approximately 37 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2015 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2015

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,399,000	$1.39	7,005,989
Equity compensation plans not approved by security holders	-	-	-
Total	2,399,000	$1.39	7,005,989

Purchases of Equity Securities by the Company and Affiliated Purchasers

The Company's Board of Directors approved a new share repurchase program under which the Company is authorized, but not obligated, to purchase up to $2.0 million of its issued and outstanding shares of common stock from December 23, 2014 to December 22, 2015 at the price less than $1.2 per share. The following table presents the shares acquired during the quarter ended March 31, 2015:

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

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2015 in our Reports on Form 10-Q or Form 8-K, as applicable.

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

Through our wholly-owned subsidiary, SCHC, we produce and trade bromine and crude salt.  We are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine also is used to form intermediary chemical compounds such as Tetramethylbenzidine.  Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants.  Crude salt is the principal material in alkali production as well as chlorine alkali production and is widely used in the chemical, food and beverage, and other industries.

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

On February 5, 2007, the Company, acting through SCHC, acquired SYCI. Since the ownership of the Company and SYCI was then substantially the same, the transaction was accounted for as a transaction between entities under common control, whereby we recognized the assets and liabilities of SYCI at their carrying amounts.  Share and per share amounts stated in this report have been retroactively adjusted to reflect the merger.

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

On January 12, 2015, the Company and SCHC entered into an Equity Interest Transfer Agreement with SCRC pursuant to which SCHC agreed to acquire SCRC and all rights, title and interest in and to all assets owned by SCRC, a leading manufacturer of materials for human and animal antibiotics in China and other parts of Asia.

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

The sellers of SCRC agreed as part of the purchase price to accept the Shares, based on a valuation of $2.00, which was a 73% premium to the price on the day the agreement was entered into. For accounting purposes, the Shares are now being valued at $1.84, which was the closing price of our stock on the day of the closing date of the agreement. The price difference between the original $2.00 and the current $1.84 is solely for accounting purposes. There has been no change in the number of shares issued.

As a result of our acquisitions of SCHC and SYCI, our historical financial statements and the information presented below reflects the accounts of SCHC and SYCI, and as a result of our acquisition of SCRC in January 2015, the financial statements and the information presented below as of and for the year ended December 31, 2015 include the financial position and the results of SCRC as of and for the period ended December 31, 2015. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Year ended December 31, 2015 as compared to year ended December 31, 2014

	Years ended
	December 31, 2015	December 31, 2014	% Change
Net Revenue	$162,317,120	$113,660,331	43%
Cost of Net Revenue	$(109,035,870)	$(81,737,610)	33%
Gross Profit	$53,281,250	$31,922,721	67%
Sales, Marketing and Other Operating Expense	$(375,365)	$(105,588)	255%
Research and Development Costs	$(230,590)	$(134,292)	72%
Exploration cost	(325,840)	(488,880)	(33%)
Write-off / Impairment on property, plant and equipment	$(969,638)	$(673,705)	44%
Loss from disposal of property, plant and equipment	-	(9,866)	(100%)
General and Administrative Expenses	$(6,668,838)	$(7,161,047)	(7%)
Other Operating Income	$453,731	$468,878	(3%)
Income from Operations	$45,164,710	$23,818,221	90%
Other Income, Net	$275,235	$279,589	(2%)
Income before Taxes	$45,439,945	$24,097,810	89%
Income Taxes	$(11,371,908)	$(6,226,015)	83%
Net Income	$34,068,037	$17,871,795	91%

Net Revenue Net revenue for the fiscal year 2015, was $162,317,120, representing an increase of $48,656,789 or 43% over the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $51,274,989 to our net revenue for the fiscal year 2015.

Revenue from our bromine segment decreased from $57,949,824 for the fiscal year 2014 to $52,385,491 for the same period in 2015, a decrease of approximately 10%. Revenue from our crude salt segment decreased from $10,752,226 for the fiscal year 2014 to $10,494,939 for the same period in 2015, a decrease of approximately 2%.

Revenue from our chemical products segment increased from $44,958,281 for the fiscal year 2014 to $99,436,690 for the same period in 2015, an increase of approximately 121%.

	Net Revenue by Segment				2015 vs. 2014
	Year Ended		Year Ended		Percent Change
	December 31, 2015		December 31, 2014		of Net Revenue
Segment		Percent of total		Percent of total
Bromine	$52,385,491	32%	$57,949,824	51%	(10%)
Crude Salt	$10,494,939	7%	$10,752,226	9%	(2%)
Chemical Products	$99,436,690	61%	$44,958,281	40%	121%
Total sales	$162,317,120	100%	$113,660,331	100%	43%

	Years Ended December 31		Percentage Change
Bromine and crude salt segments product sold in tonnes	2015	2014	Decrease
Bromine (excluded volume sold to SYCI and SCRC after acquisition in January 2015)	16,569	20,077	(17%)
Crude Salt	330,373	342,127	(3%)

	Years Ended December 31		Percentage Change
Chemical products segment sold in tonnes	2015	2014	Increase
Oil and gas exploration additives	14,332	13,685	5%
Paper manufacturing additives	4,134	3,936	5%
Pesticides manufacturing additives	3,127	3,110	1%
Pharmaceutical intermediates	1,682	-	-
By products	12,273	-	-
Overall	35,548	20,731	71%

Bromine segment

The decrease in net revenue from our bromine segment was mainly due to the decrease in the sales volume of bromine. The sales volume of bromine decreased from 20,077 tonnes for the fiscal year 2014 to 16,569 tonnes for the same period in 2015, a decrease of 17%. The reasons for the decrease in the sales volume of bromine were mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries and the sale of bromine to SCRC in fiscal year 2015 from February through December being excluded from the net revenue in the bromine segment as SCRC, a former customer, was acquired by us in January 2015.

The selling price of bromine increased from $2,886 per tonne for the fiscal year 2014 to $3,162 per tonne for the same period in 2015, an increase of 10%. We expect the average selling price of bromine to remain at current levels through the first quarter of 2016 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the fiscal year 2015 from the same period in 2014.

Fiscal Year
Increase/(Decrease) in net revenue of bromine as a result of:	2015 vs. 2014
Increase in average selling price	$5,043,618
Decrease in sales volume	$(10,607,951)
Total effect on net revenue of bromine	$(5,564,333)

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in the sales volume of crude salt. The sales volume of crude salt decreased from 342,127 tonnes for the fiscal year 2014 to 330,373 tonnes for the same period in 2015, a decrease of 3%. The decrease in the sales volume mainly due to the macro-economic tightening policy imposed by the PRC government to slow down the economy, which has affected our customers’ industries.

The selling price of crude salt increased from $31.43 per tonne for the fiscal year 2014 to $31.77 per tonne for the same period in 2015, an increase of 1%.

We noted a upward trend in the average selling price of crude salt since the third quarter of 2014. We expect the average selling price of crude salt to remain at current levels through the first quarter of 2016.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for the fiscal year 2015 from the same period in 2014.

Fiscal Year
Increase/(Decrease) in net revenue of crude salt as a result of:	2015 vs. 2014
Increase in average selling price	$114,099
Decrease in sales volume	$(371,386)
Total effect on net revenue of crude salt	$(257,287)

Chemical products segment

	Product Mix of Chemical Product Segment				2015 vs. 2014
	Year Ended		Year Ended		Percent Change
	December 31, 2015		December 31, 2014		of Net Revenue
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$27,642,028	28%	$25,689,311	57%	8%
Paper manufacturing additives	$4,908,057	5%	$4,506,581	10%	9%
Pesticides manufacturing additives	$15,611,616	16%	$14,762,389	33%	6%
Pharmaceutical intermediates	$36,488,364	36%	$-	-	-
By products	$14,786,625	15%	$-	-	-
Total sales	$99,436,690	100%	$44,958,281	100%	121%

Net revenue from our chemical products segment increased from $44,958,281 for the fiscal year 2014 to $99,436,690 for the same period in 2015, an increase of approximately 121%. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $51,274,989 to our revenue for the fiscal year 2015. Net revenue from our oil and gas exploration chemicals contributed $27,642,028 (or 28%) and $25,689,310 (or 57%) of our chemical segment revenue for the fiscal year 2015 and 2014, respectively, with an increase of $1,952,718, or 8%. Net revenue from our paper manufacturing additives increased from $4,506,581 for the fiscal year 2014 to $4,908,057 for the same period in 2015, an increase of approximately 9%. Net revenue from our pesticides manufacturing additives increased from $14,762,389 for the fiscal year 2014 to $15,611,616 for the same period in 2015, an increase of approximately 6%.

The table below shows the changes in the average selling price and sales volume of major chemical products for the fiscal year 2015 as compared to the same period in 2014 (excluding SCRC).

Increase in net revenue of major chemical products, for fiscal year 2015 vs. 2014, as a result of:	Oil and Gas Exploration Additives	Paper Manufacturing Additives	Pesticides Agricultural Additives	Total
Increase in average selling price	$721,516	$170,587	$766,442	$1,658,545
Increase in sales volume	$1,231,202	$230,889	$82,784	$1,544,875
Total effect on net revenue of chemical products	$1,952,718	$401,476	$849,226	$3,203,420

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2015		December 31, 2014		Net Revenue
Segment		Percent of total		Percent of total
Bromine	$36,592,812	33%	$43,356,606	53%	(16%)
Crude Salt	$8,335,648	8%	$9,124,596	11%	(9%)
Chemical Products	$64,107,410	59%	$29,256,408	36%	119%
Total Cost of Net Revenue	$109,035,870	100%	$81,737,610	100%	33%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $109,035,870 for fiscal year 2015, an increase of $27,298,260 (or approximately 33%) compared to fiscal year 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $33,309,027 to our cost of net revenue for the fiscal year 2015.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2014	47,347	45%
Fiscal year 2015	47,347	40%
Variance of the fiscal year 2015 and 2014	-	(5%	)

(i) Utilization ratio is calculated based on the actual production volume in tonnes for the year divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 5% for the fiscal year 2015 as compared with the same period in 2014, mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

In view of the trend of a decrease in the bromine concentration of brine water being extracted at our production facilities, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we are carrying out large scale enhancements to replace all the eroded protective shells within a four year timeframe, which commenced in the second quarter of 2011. The Company carried out the fourth phase of enhancement projects at a cost of approximately $10.4 million for the rest of its transmission channels and ducts in Factories No. 10 and No. 11 and incurred cost of approximately $12.1 million on enhancement projects related to the existing bromine extraction in Factory No. 10 and 11. The Company carried out the major enhancement projects for factories No. 10 and No. 11 first after acquiring them. Thereafter, the Company completed a second phase of enhancement projects since the wells, transmission channels and ducts of these two factories were comparatively old. The condition of the unreformed parts for factories No.1 to No.9 are still in good condition. As a result, the Company only completed enhancement projects for factories No. 10 and No. 11. The Company will make enhancements to factories No.1 to No.9 regarding their needs. The Company expects to carry out enhancement projects for the transmission channels and ducts and our existing bromine extraction in 2016, which will cost approximately $15 million. The Company also estimated that the amount of ordinary repair and maintenance expense will be approximately $1.0 million in 2016.

Bromine segment

For the fiscal year 2015, the cost of net revenue for our bromine segment was $36,592,812, a decrease of $6,763,794 (or 16%) compared to $43,356,606 for the fiscal year 2014. The most significant components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $11,985,783 (or 33%), depreciation and amortization of manufacturing plant and machinery of $17,026,160 (or 47%) and electricity of $2,985,975 (or 8%) for fiscal year 2015. The most significant components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $17,390,927 (or 40%), depreciation and amortization of manufacturing plant and machinery of $17,362,450 (or 40%) and electricity of $3,420,683 (or 8%) for fiscal year 2014, a similar cost structure as compared with the same in 2015. The decrease in net cost of net revenue was mainly attributable to the decreased volume of products sold and an inter-company elimination adjustment related to the sale of bromine to SCRC in the fiscal year 2015 allocated to the bromine segment whereas there is no such adjustment in the same period in 2014 as SCRC was acquired by us in January 2015.

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014		% Change
		Percent of total		Percent of total
Raw materials	$1,047	45%	$966	44%	8%
Depreciation and amortization	$890	38%	$822	38%	8%
Electricity	$156	7%	$162	7%	(4%)
Others	$241	10%	$245	11%	(2%)
Production cost of bromine per ton	$2,334	100%	$2,195	100%	6%

Crude salt segment

For the fiscal year 2015, the cost of net revenue for our crude salt segment was $8,335,648, representing a decrease of $788,948, or 9%, over the same period in 2014. The decrease in cost was mainly due to the decrease in volume of crude salt sold and unit production cost. The significant costs were depreciation and amortization of $5,839,694 (or 70%), resource tax calculated based on the crude salt sold of $1,060,665 (or 13%) and electricity of $535,178 (or 6%) for the fiscal year 2015. The significant costs were depreciation and amortization of $6,352,513 (or 70%), resource tax calculated based on the crude salt sold of $1,039,095 (or 12%) and electricity of $619,572 (or 7%) for the fiscal year 2014. The table below represents the major production cost components of crude salt per ton for respective periods:

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014		% Change
		Percent of total		Percent of total
Depreciation and amortization	$17.7	70%	$18.6	68%	(5%)
Resource tax	$3.2	13%	$3.3	13%	(3%)
Electricity	$1.6	6%	$1.8	7%	(11%)
Others	$2.7	11%	$3.0	12%	(10%)
Production cost of crude salt per ton	$25.2	100%	$26.7	100%	(5%)

Chemical products segment
For the fiscal year 2015, the cost of net revenue for our chemical products segment was $64,107,410, representing an increase of $34,851,002, or 119%, over the same period in 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $33,309,027 to our cost of net revenue for the fiscal year 2015.

Gross Profit. Gross profit was $53,281,250, or 33%, of net revenue for fiscal year 2015 as compared to $31,922,721, or 28%, of net revenue for fiscal year 2014.

	Gross Profit by Segment				% Point
	Year Ended		Year Ended		Change of
	December 31, 2015		December 31, 2014		Gross Profit
Segment		Percent of Net Revenue		Percent of Net Revenue
Bromine	$15,792,679	30%	$14,593,218	25%	5%
Crude Salt	$2,159,291	21%	$1,627,630	15%	6%
Chemical Products	$35,329,280	36%	$15,701,873	35%	1%
Total Gross Profit	$53,281,250	33%	$31,922,721	28%	5%

Bromine segment

For the fiscal year 2015, the gross profit margin for our bromine segment was 30%, as compared to 25% for the fiscal year 2014. This 5% increase is mainly due to the selling price of bromine increased from $2,886 per tonne for the fiscal year 2014 to $3,162 per tonnes for the same period in 2015, an increase of 10%. We expect that the average selling price and gross profit margin of bromine will remain at current levels towards the first quarter of 2016 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment

For the fiscal year 2015, the gross profit margin for our crude salt segment was 21% as compared to 15% for the same period in 2014. This 6% is mainly attributable to the selling price increased from $31.43 per tonne for the fiscal year 2014 to $31.77 per tonne for the same period in 2015, an increase of 1%.

Chemical products segment

The gross profit margin for our chemical products segment for the fiscal year 2015 was 36% as compared to 35% for the same period in 2014, an increase of 1%.

Research and Development Costs The total research and development costs incurred for the fiscal years 2015 and 2014 were $230,590 and $134,292, respectively, an increase of 72%. Research and development costs for the fiscal year 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine. Research and development costs for fiscal year 2014 represented raw materials used by SYCI for testing the manufacturing routine.

Exploration Costs The total exploration costs incurred for fiscal year 2015 and 2014 were $325,840 and $488,880. As of December 31, 2015 the Company incurred a total of $7,848,873 in exploration cost for the drilling of natural gas resources. On January 30, 2015, the Company announced that it found natural gas resources under its bromine well in the Sichuan area and received a testing report in early May 2015 which confirmed the economics of the natural gas under this well. The Company is in discussion with the government about the natural gas trial production.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment for the fiscal year 2015 and 2014 were $969,638 and $673,705, respectively, an increase of 44%. Write-off on property, plant and equipment of $673,705 for the fiscal year 2014 represented the write-off of certain protective shells to transmission pipelines and ducts replaced during the third phase enhancement project that started in August 2014 and completed in September 2014. Write-off on property, plant and equipment of $969,638 for the fiscal year 2015 mainly represented the write-off of (i) certain protective shells to transmission pipelines and ducts replaced of $753,025 during the fourth phase enhancement project that started in August 2015 and completed in September 2015; and (ii) certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 11 of $66,676; (iii) the dismantle cost of $149,937 due to part of the Factory No.1 and 9 plant construction equipment did not meet the government's safety and environmental standards.

General and Administrative Expenses. General and administrative expenses were $6,668,838 for the fiscal year 2015, a decrease of $492,209 (or 7%) as compared to $7,161,047 for the same period in 2014. The decrease was primarily due to the unrealized exchange gain in relation to the translation difference of inter-company balances in USD and RMB for the fiscal year 2015 in the amount of $1,575,397, as compared to the unrealized exchange gain for the same period in 2014 in the amount of $92,412 which offset by (i) a non-cash expense related to stock options granted to employees increased from $346,100 for the fiscal year 2014 to $374,600 for the same period of 2015; and (ii) audit fee incurred in the amount of $115,000 related to the audit of SCRC acquired in the fiscal year 2015; and (iii) consolidation in 2015 of SCRC, which accounted for $692,015 of our general and administrative expenses for the fiscal year 2015.

Other Operating Income. Other operating income was $453,731 for the fiscal year 2015, a decrease of $15,147(or 3%) as compared to $468,878 for the same period in 2014 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $45,164,710 for the fiscal year 2015 (or 28% of net revenue), an increase of $21,346,489 (or approximately 90%) over income from operations for the fiscal year 2014. This increase was primarily attributable to the consolidation in 2015 of SCRC, which collectively contributed $16,886,799 to our income from operation for the fiscal year 2015.

	Income from Operations by Segment
	Year ended December 31, 2015		Year ended December 31, 2014
Segment:		% of total		% of total
Bromine	$10,854,711	24%	$9,500,428	38%
Crude Salt	$1,183,755	3%	719,226	3%
Chemical Products	$32,997,870	73%	$14,432,851	59%
Income from operations before corporate costs	$45,036,336	100%	$24,652,505	100%
Corporate costs	$(1,447,023)		$(926,696)
Unrealized translation difference	$1,575,397		$92,412
Income from operations	$45,164,710		$23,818,221

Bromine segment

Income from operations from our bromine segment was $10,854,711 for the fiscal year 2015, an increase of $1,354,283 (or approximately 14%) compared to the same period in 2014. This increase was mainly due to the increase in selling price of bromine from $2,886 per tonne in fiscal year 2014 to $3,162 per tonne in fiscal year 2015 and the decreased cost of revenue for the fiscal year 2015 compare for the same period in 2014 as mentioned in the cost of net revenue for our bromine segment.

Crude salt segment

Income from operations from our crude salt segment was $1,183,755 for the fiscal year 2015, an increase of $464,529 (or approximately 65%) as compared to the same period in 2014. This increase is mainly attributable to the decreased cost of revenue for the fiscal year 2015 compared to same period in 2014 as mentioned in the cost of net revenue for our crude salt segment.

Chemical products segment

Income from operations from our chemical products segment was $32,997,870 for the fiscal year 2015, an increase of $18,565,019 (or approximately 129%) over same period in 2014. This significant increase was primarily due to the consolidation in 2015 of SCRC, which contributed $16,886,799 to our income from operation for the fiscal year 2015.

Other Income, Net. Other income, net, which represent bank interest income, net of capital lease interest expense was $275,235 for the fiscal year 2015, a decrease of $4,354 (or approximately 2%) as compared to the same period in 2014.

Net Income. Net income was $34,068,037 for the fiscal year 2015, an increase of $16,196,242 (or approximately 91%) as compared to the same period in 2014. This significant increase was primarily attributable to the consolidation in 2015 of SCRC, which contributed $12,667,379 to our net income for the fiscal year 2015.

Effective Tax Rate. Our effective tax rates for the fiscal years 2015 and 2014 were 25% and 26%, respectively. The effective tax rate of 25% for the fiscal year 2015 is consistent with the PRC statutory income tax rate. The effective tax rate for the fiscal year 2014 of 26% differs from the PRC statutory income tax rate of 25% due to change in valuation allowance related to the US federal net operating loss incurred by the Company (contributed 1% gap).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, cash and cash equivalents were $133,606,392 as compared to $146,585,601 as of December 31, 2014.  The components of this decrease of $12,979,209 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2015	2014
Net cash provided by operating activities	$70,401,210	$46,573,777
Net cash used in investing activities	$(75,772,640)	$(7,181,203)
Net cash used in financing activities	$(344,396)	$(366,534)
Effects of exchange rate changes on cash and cash equivalents	$(7,263,383)	$(269,239)
Net cash inflow /(outflow)	$(12,979,209)	$38,756,801

For the fiscal years 2015 and 2014, we met our working capital and capital investment requirements mainly by using cash flows from operations and cash on hand.

Net Cash Provided by Operating Activities

During the years ended December 31, 2015 and 2014, we had positive cash flow from operating activities of $70.4 million and $46.6 million respectively, primarily attributable to net income.

During the year ended December 31, 2015, cash flow from operating activities of $70.4 million exceeded our net income of $34.1 million due to non-cash charges in the amount of $29.8 million, mainly in the form of depreciation and amortization of property, plant and equipment, write-off/impairment on property, plant and equipment and amortization of prepaid expenses; and cash used in working capital of $6.6 million, which mainly consisted of decrease in accounts receivable and increase in retention payable and tax payable, partially offset by the decrease in accounts payable and accrued expenses.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
		% of total		% of total
Aged 1-30 days	$12,711,454	26%	$9,323,910	22%
Aged 31-60 days	$12,436,059	25%	$9,974,381	24%
Aged 61-90 days	$11,470,333	23%	$8,631,203	20%
Aged 91-120 days	$8,208,711	16%	$9,188,133	22%
Aged 121-150 days	$5,153,801	10%	$4,880,235	12%
Total	$49,980,358	100%	$41,997,862	100%

The overall accounts receivable balance as of December 31, 2015 increased by $7,982,496 (or 19%), as compared to those as of December 31, 2014. Such increase was mainly due to the consolidation in 2015 of SCRC, which contributed $15,453,271 to our accounts receivable for December 30, 2015. We are not aware of any allowances for doubtful debts required for the fiscal year 2015 as we have policies in place to ensure that sales are made to customers with an appropriate credit history. For the balances of accounts receivable as of December 31, 2015 aged more than 90 days, 98% was settled in the two months ended February 29, 2016.

Inventory

Our inventory consists of the following:

	December 31, 2015		December 31, 2014
		Percent of total		Percent of total
Raw materials	$1,014,917	14.2%	$625,160	11.7%
Finished goods	$5,486,970	76.4%	$4,746,163	88.4%
Work-in-process	$691,604	9.6%	$-	-
	7,193,491	100.2%	5,371,323	100.1%
Allowance for obsolete and slowing-moving inventory	$(12,691)	(0.2%)	$(3,455)	(0.1%)
Total	$7,180,800	100.0%	$5,367,868	100.0%

The net inventory levels as of December 31, 2015 increased by $1,812,932 (or 34%), as compared to the net inventory levels as of December 31, 2014.

Raw materials increased by 62% as of December 31, 2015 as compared to December 31, 2014. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. As a result, we concluded that all of our raw materials as of December 31, 2015 are fully realizable for production of finished goods with no write down necessary.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials. There is no loss over time and a stable market price exists with a positive gross profit margin of 36% for the fiscal year 2015 (35% for fiscal year 2014). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. The gross profit margin for the fiscal year 2015 increased to 30%, as compared with 25% for the same period in fiscal year 2014, we anticipate that the price in fiscal year of 2016 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne increased from $31.43 for the fiscal year 2014 to $31.77 for the same period in 2015. In the same period, gross profit also increased from 15% for the fiscal year 2014 to 21% for the same period in 2015. We believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than its cost.

Net Cash Used In Investing Activities

 In the fiscal year 2015, we used approximately $0.7 million cash for the prepayment of land leases. We also used approximately $66.3 million to acquire SCRC. In the same period, we also used approximately $10.4 million cash in the fourth phase enhancement project related to the protective shells to transmission channels and ducts in Factory No. 10 and 11 and approximately $12.1 million cash to carry out enhancement projects to our existing bromine extraction in Factory No. 10 and 11.

We also received $14.1 million from the acquisition of SCRC.

In the fiscal year 2014, we used approximately $0.66 million cash for the payment of land leases. In the same period, we also used approximately $6.46 million cash in the third phase enhancement project related to the protective shells to transmission channels and ducts in Factory No. 10 and 11.

The above investing activities were financed by the opening cash balances as of December 31, 2014 and cash generated from operation during the fiscal year 2015.

Net Cash Used In Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the fiscal year 2015 and 2014.

In the fiscal year 2015, we used $0.04 million to repurchase 31,000 shares of common stock of the Company with the approval of the Board of Directors.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

Working capital was approximately $174.7 million at December 31, 2015 as compared to approximately $186.0 million at December 31, 2014. The decrease was mainly attributable to the cash paid for business acquisition of SCRC, which offset by the cash provided by operating activities during the fiscal year 2015.

We had available cash of approximately $133.6 million at December 31, 2015, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2015 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 19 - Capital Commitment and Operating Lease Commitments.”

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

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 – F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-30

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gulf Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 2015 and 2014 listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Morison Cogen LLP

Blue Bell, Pennsylvania
March 15, 2016

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
	2015		2014
Current Assets
Cash		$133,606,392	$146,585,601
Accounts receivable		49,980,358	41,997,862
Inventories		7,180,800	5,367,868
Prepayments and deposits		-	86,301
Prepaid land leases		49,833	51,024
Other receivables		599	38,272
Deferred tax assets		3,173	864
Total Current Assets		190,821,115	194,127,792
Non-Current Assets
Property, plant and equipment, net		127,871,323	124,350,781
Property, plant and equipment under capital leases, net		927,218	1,339,602
Prepaid land leases, net of current portion		5,197,216	733,560
Deferred tax assets		2,367,180	2,430,417
Goodwill		29,559,174	-
Total non-current assets		165,922,111	128,854,360
Total Assets		$356,743,226	$322,982,152

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$9,929,700	$4,004,728
Retention payable		1,135,956	326,959
Capital lease obligation, current portion		196,778	205,128
Taxes payable		4,814,003	3,545,429
Total Current Liabilities		16,076,437	8,082,244
Non-Current Liabilities
Capital lease obligation, net of current portion		2,555,914	2,826,495
Total Liabilities		$18,632,351	$10,908,739

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 46,276,269 and 38,911,014 shares issued; and 46,007,120 and 38,672,865 shares outstanding as of December 31, 2015 and 2014, respectively		23,139	19,456
Treasury stock; 269,149 and 238,149 shares as of December 31, 2015 and 2014		(599,441)	(561,728)
Additional paid-in capital		94,124,065	80,380,008
Retained earnings unappropriated		215,286,395	183,480,402
Retained earnings appropriated		20,340,436	18,078,392
Cumulative translation adjustment		8,936,281	30,676,883
Total Stockholders’ Equity		338,110,875	312,073,413
Total Liabilities and Stockholders’ Equity		$356,743,226	$322,982,152

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Years Ended December 31,
	2015	2014
NET REVENUE
Net revenue	$162,317,120	$113,660,331

OPERATING EXPENSES / INCOME
Cost of net revenue	(109,035,870)	(81,737,610)
Sales, marketing and other operating expenses	(375,365)	(105,588)
Research and development cost	(230,590)	(134,292)
Exploration cost	(325,840)	(488,880)
Write-off / Impairment on property, plant and equipment	(969,638)	(673,705)
Loss from disposal of property, plant and equipment	-	(9,866)
General and administrative expenses	(6,668,838)	(7,161,047)
Other operating income	453,731	468,878
	(117,152,410)	(89,842,110)

INCOME FROM OPERATIONS	45,164,710	23,818,221

OTHER INCOME (EXPENSES)
Interest expense	(194,036)	(203,296)
Interest income	469,271	482,885
	275,235	279,589
INCOME BEFORE TAXES	45,439,945	24,097,810

INCOME TAXES	(11,371,908)	(6,226,015)

NET INCOME	$34,068,037	$17,871,795

COMPREHENSIVE INCOME:
NET INCOME	34,068,037	17,871,795
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	(21,740,602)	(1,077,846)

COMPREHENSIVE INCOME	$12,327,435	$16,793,949

EARNINGS PER SHARE
BASIC	$0.75	$0.46
DILUTED	$0.74	$0.46

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	45,167,288	38,694,567
DILUTED	46,109,404	39,260,627

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014
(Expressed in U.S. dollars)

	Common stock
	Number	Number	Number			Additional	Retained	Retained	Cumulative
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	translation
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	adjustment	Total

BALANCE AT JANUARY 1, 2014	38,765,201	38,580,602	184,599	19,383	(500,000)	80,033,981	166,421,427	17,265,572	31,754,729	294,995,092
Translation adjustment	-	-	-	-	-	-	-	-	(1,077,846)	(1,077,846)
Common stock repurchased		(53,550)	53,550		(61,728)	-	-	-	-	(61,728)
Cashless exercise of stock options	145,813	145,813	-	73	-	(73)	-	-	-	-
Issuance of stock options to employees	-	-	-	-	-	346,100	-	-	-	346,100
Net income for year ended December 31, 2014	-	-	-	-	-	-	17,871,795	-	-	17,871,795
Transfer to statutory common reserve fund	-	-	-	-	-	-	(812,820)	812,820	-	-
BALANCE AT DECEMBER 31, 2014	38,911,014	38,672,865	238,149	19,456	(561,728)	80,380,008	183,480,402	18,078,392	30,676,883	312,073,413
BALANCE AT JANUARY 1, 2015	38,911,014	38,672,865	238,149	19,456	(561,728)	80,380,008	183,480,402	18,078,392	30,676,883	312,073,413
Translation adjustment	-	-	-	-		-	-	-	(21,740,602)	(21,740,602)
Common stock repurchased	-	(31,000)	31,000		(37,713)	-	-	-	-	(37,713)
Cashless exercise of stock options	97,244	97,244	-	49	-	(49)	-	-	-	-
Issuance of stock options to employees and directors	-	-	-	-	-	374,600	-	-	-	374,600
Common stock issued for business acquisition	7,268,011	7,268,011	-	3,634	-	13,369,506	-	-	-	13,373,140
Net income for year ended December 31, 2015	-	-	-	-	-	-	34,068,037	-	-	34,068,037
Transfer to statutory common reserve fund	-	-	-	-	-	-	(2,262,044)	2,262,044	-	-
BALANCE AT DECEMBER 31, 2015	46,276,269	46,007,120	269,149	23,139	(599,441)	94,124,065	215,286,395	20,340,436	8,936,281	338,110,875

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,068,037	$17,871,795
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	193,162	202,656
Amortization of prepaid land leases	774,512	680,551
Depreciation and amortization	29,095,648	27,642,222
Allowance for obsolete and slow-moving inventories	9,236	(3,174)
Write-off / Impairment loss on property, plant and equipment	969,638	673,705
Loss from disposal of property, plant and equipment	-	9,866
Currency translation adjustment on inter-company balances	(1,575,397)	(92,412)
Deferred tax asset	(83,856)	(121,436)
Stock-based compensation expense	374,600	346,100
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	7,387,941	2,751,676
Inventories	(592,841)	(84,777)
Prepayment and deposits	92,400	(80,673)
Accounts payable and accrued expenses	(1,847,462)	(1,616,195)
Retention payable	841,225	117,905
Other receivables	37,713	(38,272)
Taxes payable	656,654	(1,685,760)
Net cash provided by operating activities	70,401,210	46,573,777

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of prepaid land leases	(683,129)	(664,106)
Proceeds from sales of property, plant and equipment	-	21,514
Purchase of property, plant and equipment	(22,858,625)	(6,538,611)
Consideration paid for business acquisition	(66,305,606)	-
Cash acquired from acquisition	14,074,720	-
Net cash used in investing activities	(75,772,640)	(7,181,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(37,713)	(61,728)
Repayment of capital lease obligation	(306,683)	(304,806)
Net cash used in financing activities	(344,396)	(366,534)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7,263,383)	(269,239)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(12,979,209)	38,756,801
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	146,585,601	107,828,800
CASH AND CASH EQUIVALENTS - END OF YEAR	$133,606,392	$146,585,601

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$10,747,472	$7,604,071
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon cashless exercise of options	$49	$73
Issuance of common stock for acquisition of business	$13,373,140	$-

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(Expressed in U.S. dollars)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation

The accompanying audited consolidated financial statements have been prepared by Gulf Resources, Inc. a Nevada corporation and its subsidiaries (collectively, the “Company”). On November 24, 2015, Gulf Resources, Inc., a Delaware corporation consummated a merger with and into its wholly-owned subsidiary, Gulf Resources, Inc., a Nevada corporation. As a result of the reincorporation, the Company is now a Nevada corporation.

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

On January 12, 2015, Gulf Resources, Inc. (the “Company” or “Gulf”) and Shouguang City Haoyuan Chemical Company Limited, a wholly owned subsidiary of the Company (“SCHC”), entered into an Equity Interest Transfer Agreement (the “Agreement”) with Shouguang City Rongyuan Chemical Co., Ltd (“SCRC”).

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

On December 15, 2015, the Company incorporated a subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with a registered Capital of RMB50,000,000. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China. As of filing date, the Company has not contributed any capital and DCHC has not commenced business operations.

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through SCHC, and manufactures chemical products for use in the oil industry, paper manufacturing industry and pesticides manufacturing industry through SYCI, and manufactures chemical products used for human and animal antibiotics through SCRC.

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

As of December 31, 2015 and 2014, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2015 and 2014.

(g)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $133,606,392 and $146,585,601 with these institutions as of December 31, 2015 and 2014, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition. About 73.3% and 66.5% of the balances of accounts receivable as of December 31, 2015 and December 31, 2014, respectively, were outstanding for those which are 90 days old or less. For the balances of accounts receivable aged more than 90 days as of December 31, 2015, 98% were settled in the two months ended February 29, 2016.

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

The Company’s depreciation and amortization policies on property, plant and equipment other than mineral rights and construction in progress are as follows:

Useful life (in years)
Buildings (including salt pans)	8 - 20
Plant and machinery (including protective shells, transmission channels and ducts)	3 - 8
Motor vehicles	5
Furniture, fixtures and equipment	3 - 8

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

For the year ended December 31, 2015, certain property, plant and machinery, with net book values of $969,638 were replaced during the fourth phase enhancement project to protective shells for transmission channels, the enhancement work to bromine production facilities in Factory No.9 and 11 and the dismantle the Factory No.1 and 9 plant construction equipment due to did not meet the government's safety and environmental standards, write-offs of the same amounts, were made and included in write-off/impairment on property, plant and equipment.

(l)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated income statement on an accrual basis when they are due. The Company’s contributions totaled $980,359 and $707,086 for the years ended December 31, 2015 and 2014, respectively.

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

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated comprehensive income. The statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods as part of general and administrative expense. Included in the general and administrative expense is a foreign exchange gain of $1,575,397 and a foreign exchange gain of $92,412 for the years ended December 31, 2015 and 2014. The statement of cash flows is translated at average rates during the reporting period, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

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

Common stock, stock options and stock warrants issued to other than employees or directors are recorded on the basis of their fair value using the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts the measurement date is the date that the service is complete. Expense related to the options and warrants is recognized on a straight-line basis over the period in which services are to be received. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

(v)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 317,294 and 2,175,088 shares for the years ended December 31, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2015	2014
Numerator
Net income	$34,068,037	$17,871,795

Denominator
Basic: Weighted-average common shares outstanding during the year	45,167,288	38,694,567
Add: Dilutive effect of stock options	942,116	566,060
Diluted	46,109,404	39,260,627

Net income per share
Basic	$0.75	$0.46
Diluted	$0.74	$0.46

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(w)      Goodwill

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

(x)           New Accounting Pronouncements

As of December 31,2015 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements. As of December 31, 2015, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements through 2017.

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

The following table represents the fair value of identifiable assets and liabilities of SCRC acquired and goodwill recognized at acquisition date.

Cash	$14,074,720
Accounts receivable	19,365,259
Inventories	1,646,196
Other current assets	82,562
Property, plant and equipment, net	17,891,360
Prepaid land leases, net of current portion	4,800,404
Goodwill	29,559,174
Accounts payable and accrued expenses	(8,670,568)
Taxes payable	(963,458)
Cumulative translation adjustment	1,893,097
Total purchase price	$79,678,746

The net revenue and net income of SCRC since the acquisition date that are included in the condensed consolidated statement of income for the fiscal year 2015 are $51,274,989 and $12,667,379. Goodwill is not expected to be deductible for tax purpose.

Costs of $121,512 related to the acquisition, which included audit fee and valuation fees, have been charged directly to operations and are included in general and administrative expenses in the condensed consolidated statement of income for the fiscal year 2015.

The following table shows supplemental information of the results of operations on a pro forma basis for fiscal years 2015 and 2014, as if the acquisition of SCRC had been completed at the beginning of the Company’s fiscal years presented.
	Year Ended December 31,
	2015	2014
Net Revenue	$168,031,383	$160,627,774
Net Income	$35,538,071	$29,699,118
EARNINGS PER SHARE
-Basic	$0.79	$0.65
-Diluted	$0.77	$0.64

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

NOTE 3 – INVENTORIES

Inventories consist of:

	As of December 31,
	2015	2014

Raw materials	$1,014,917	$625,160
Finished goods	5,486,970	4,746,163
Work-in-process	691,604	-
Allowance for obsolete and slow-moving inventories	(12,691)	(3,455)
	$7,180,800	$5,367,868

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the year ended December 31, 2015, amortization of prepaid land lease totaled $774,512, which was recorded as cost of net revenue.

During the year ended December 31, 2014, amortization of prepaid land lease totaled $680,551, which was recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or government authority. For parcels of land that are collectively owned by local townships, the Company could not obtain land use rights certificates. The parcels of land of which the Company could not obtain land use rights certificates covers a total of approximately 59.43 square kilometers of aggregate carrying value of $686,073 and approximately 59.39 square kilometers square meters of aggregate carrying value of $742,820 as at December 31, 2015 and 2014, respectively.

NOTE 5– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of December 31,
	2015	2014
At cost:
Mineral rights	$6,131,230	$6,506,668
Buildings	68,510,164	53,231,127
Plant and machinery	195,295,877	177,485,689
Motor vehicles	8,847	9,389
Furniture, fixtures and office equipment	4,864,619	4,884,991
Construction in progress	57,596	-
Total	274,868,333	242,117,864
Less: accumulated depreciation and amortization	(146,997,010)	(117,767,083)
Net book value	$127,871,323	$124,350,781

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $42,526,151 and $37,219,221 as at December 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, depreciation and amortization expense totaled $27,287,976 of which $25,811,070 and $1,476,906 were recorded as cost of net revenue and administrative expenses, respectively.

During the year ended December 31, 2015, depreciation and amortization expense totaled $28,746,069 of which $27,281,471 and $1,464,598 were recorded as cost of net revenue and administrative expenses, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

In the third quarter of 2015, the Company incurred enhancement works in Factories No. 10 and 11 at costs of approximately $10,396,597 to the protective shells to transmission channels and ducts. In the fourth quarter of 2015, the Company incurred enhancement projects to our existing bromine extraction in Factory No. 10 and 11 at costs of approximately $12,088,375. The above enhancement projects have estimated useful lives of 5 to 8 years and are capitalized as buildings and plant and machinery.

In the third quarter of 2014, the Company incurred enhancement works in Factories No. 10 and 11 at costs of approximately $6,424,406 to the protective shells to transmission channels and ducts. The above enhancement projects have estimated useful lives of 5 to 8 years and are capitalized as buildings and plant and machinery.

For the years ended December 31, 2015 and 2014, ordinary repair and maintenance expenses were $607,688 and $1,050,204, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	As of December 31,
	2015	2014
At cost:
Buildings	$126,729	$134,489
Plant and machinery	2,382,139	2,528,007
Total	2,508,868	2,662,496
Less: accumulated depreciation and amortization	(1,581,650)	(1,322,894)
Net book value	$927,218	$1,339,602

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

During the year ended December 31, 2015, depreciation and amortization expense totaled $349,579, which was recorded as cost of sales.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2015	2014

Accounts payable	$8,835,442	$3,181,465
Salary payable	271,369	234,932
Social security insurance contribution payable	114,370	89,232
Other payables	708,519	499,099
Total	$9,929,700	$4,004,728

NOTE 8 – DUE TO A RELATED PARTY AND RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five stories of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. The cost of the five stories of the commercial building was valued by an independent appraiser on September 17, 2012 to its fair value and recorded as property, plant and equipment. The Company commenced using the property as the new headquarters for the office in early January, 2013. During the fiscal year 2013, the Company entered into an agreement with the Seller to provide property management services for an annual amount of $100,704 for five years from January 1, 2013 to December 31, 2017. The company recorded in general and administrative expense an amount of $100,704 in the year ended December 31, 2015 and 2014.

During the fiscal year 2015 and 2014, the Company borrowed $949,150 and $459,974, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2015	2014

Income tax payable	$2,400,400	$1,388,341
Mineral resource compensation fee payable	255,984	292,026
Value added tax payable	1,030,664	724,915
Land use tax payable	904,354	949,544
Other tax payables	222,601	190,603
Total	$4,814,003	$3,545,429

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	As of December 31,
	Interest rate	2015	2014
Total capital lease obligations	6.7%	$2,752,692	$3,031,623
Less: Current portion		(196,778)	(205,128)
Capital lease obligations, net of current portion		$2,555,914	$2,826,495

Interest expense from capital lease obligations amounted to $193,162 and $202,656, which were charged to the income statements for the year ended December 31, 2015 and 2014. See Note 19 for future minimum lease payments disclosure.

NOTE 11 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s comment stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock and accordingly 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheet as of December 31, 2015.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and SCRC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of December 31, 2015 for SCHC, SYCI and SCRC is 40%, 50% and 8% of its registered capital, respectively.

NOTE 12 – TREASURY STOCK

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

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was approved to be increased to 10,341,989. As of December 31, 2015, the number of shares of the Company’s common stock available for issuance is 7,005,989.

The fair value of each option award below is estimated on the date of grant using the Black-Scholes option-pricing model. The risk free rate is based on the yield-to-maturity in continuous compounding of the US Government Bonds with the time-to-maturity similar to the expected tenor of the option granted, volatility is based on the annualized historical stock price volatility of the Company, and the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years as a basis from which to estimate future exercise patterns. With more information available on options exercise activity in the past few years, from January 1, 2015 onwards, the Company estimated the expected life based on historical option exercise experience as prescribed by FASB ASC 718.

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

On November 10, 2015, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.88 per share and the options vested immediately. The options were valued at $7,000 fair value, with assumed 65.58% volatility, a three-year expiration term with expected tenor of 1.33 years, a risk free rate of 0.58% and no dividend yield.

On November 18, 2015, the Company granted to a consultant to purchase 30,000 shares of the Company’s common stock, respectively, at an exercise price of $1.71 per share and the options vested immediately. The options were valued at $14,300 fair value, respectively, with assumed 71.54% volatility, a three-year expiration term with expected tenor of 0.9 years, a risk free rate of 0.60% and no dividend yield.

In the year ended December 31, 2015 and 2014, total compensation costs for options issued recorded in the consolidated statement of income were $374,600 and $346,100. There were no related tax benefits as a full valuation allowance was recorded in the year ended December 31, 2015 and 2014.

During the year ended December 31, 2014, 145,813 shares of common stock were issued upon cashless exercise of 223,000 options.

During the year ended December 31, 2015, 97,244 shares of common stock were issued upon cashless exercise of 182,500 options.

NOTE 13 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2014 and December 31, 2015.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, December 31, 2013	2,470,971	$3.36	$0.95 - $12.60
Granted and vested during the year ended December 31, 2014	735,000	$1.05	$0.98 - $2.55
Exercised during the year ended December 31, 2014	(223,000)	$0.95	$0.95
Expired during the year ended December 31, 2014	(238,971)	$9.56	$2.41 - $12.00
Balance, December 31, 2014	2,744,000	$2.38	$0.95 - $12.60
Granted and vested during the year ended December 31, 2015	655,000	$1.49	$1.43 - $2.55
Exercised during the year ended December 31, 2015	(182,500)	$1.12	$0.95-$1.66
Expired during the year ended December 31, 2015	(817,500)	$4.86	$2.06 - $4.97
Balance, December 31, 2015	2,399,000	$1.39	$0.95 - $12.60

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average	Weighted Average
	Outstanding		Remaining	Exercise Price of
	at December 31, 2015	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	2,399,000	$0.95 - $12.60	2.12	$1.39

All options exercisable and outstanding at December 31, 2015 are fully vested.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2015 was $1,639,182.

The total intrinsic value of options exercised during the year ended December 31, 2015 and 2014 was $236,535 and $400,954.

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. is subject to the United States of America Tax law at tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2015 and 2014, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended 31 December 31, 2015 and 2014.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the years.  The applicable statutory tax rates for the years ended December 31, 2015 and 2014 are 16.5%.

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

As of December 31, 2015 and 2014, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC are $260,471,507 and $242,440,917, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2015 and 2014, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of December 31, 2015 and 2014, the unrecognized WHT are $11,974,695 and $11,008,938, respectively.

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

The components of the provision for income taxes from continuing operations are:

	Years ended December 31,
	2015	2014

Current taxes – PRC	$11,455,764	$6,226,000
Deferred tax – PRC	(83,856)	15
	$11,371,908	$6,226,015

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2015		2014

Statutory income tax rate	25%		25%
Non-deductible items	(1	% )	-
Change in valuation allowance-US federal net operating loss	1%		1%
Effective tax rate	25%		26%

As of December 31, 2015 and 2014, the Company had US federal net operating loss (“NOL”) of approximately $30.9 million and $29.7 million available to offset against future federal income tax liabilities, respectively.  NOL can be carried forward up to 20 years from the year the loss is incurred. NOL will begin to expire after 2019. The Company believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$3,173	$864
Impairment on property, plant and equipment	449,879	477,427
Exploration costs	1,917,301	1,952,990
Compensation costs of unexercised stock options	629,162	1,427,296
US federal net operating loss	10,835,000	10,382,000
Total deferred tax assets	13,834,515	14,240,577
Valuation allowance	(11,464,162)	(11,809,296)
Net deferred tax asset	$2,370,353	$2,431,281

Current deferred tax asset	$3,173	$864
Long-term deferred tax asset	$2,367,180	$2,430,417

The decreases in valuation allowance for the years ended December 31, 2015 was $345,134.
The decreases in valuation allowance for the years ended December 31, 2014 was $287,014.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2015 and 2014.

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

Year Ended December 31, 2015	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$52,385,491	$10,494,939	$99,436,690	$162,317,120	$-	$162,317,120
Net revenue (intersegment)	8,039,156	-	-	8,039,156	-	8,039,156
Income from operations before taxes	10,854,711	1,183,755	32,997,870	45,036,336	128,374	45,164,710
Income taxes	2,508,902	500,451	8,362,555	11,371,908	-	11,371,908
Income from operations after taxes	8,345,809	683,304	24,635,315	33,664,428	128,374	33,792,802
Total assets	136,701,878	40,306,628	179,733,958	356,742,464	762	356,743,226
Depreciation and amortization	17,498,441	6,136,889	5,460,318	29,095,648	-	29,095,648
Capital expenditures	20,665,890	2,120,622	72,113	22,858,625	-	22,858,625
Goodwill	-	-	29,559,174	29,559,174	-	29,559,174

Year Ended December 31, 2014	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$57,949,824	$10,752,226	$44,958,281	$113,660,331	$-	$113,660,331
Net revenue (intersegment)	3,013,295	-	-	3,013,295	-	3,013,295
Income (loss) from operations before taxes	9,500,428	719,226	14,432,851	24,652,505	(834,284)	23,818,221
Income taxes	2,214,988	370,974	3,640,053	6,226,015	-	6,226,015
Income (loss) from operations after taxes	7,285,440	348,252	10,792,798	18,426,490	(834,284)	17,592,206
Total assets	195,539,637	51,632,485	75,748,241	322,920,363	61,789	322,982,152
Depreciation and amortization	18,011,790	6,076,042	3,554,390	27,642,222	-	27,642,222
Capital expenditures	5,414,738	1,123,873	-	6,538,611	-	6,538,611

NOTE 15 – BUSINESS SEGMENTS – Continued

*
Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Years ended December 31,
Reconciliations	2015	2014

Total segment operating income	$45,036,336	$24,652,505
Corporate costs	(1,447,023)	(926,696)
Unrealized translation difference	1,575,397	92,412
Income from operations	45,164,710	23,818,221
Other income	275,235	279,589
Income before taxes	$45,439,945	$24,097,810

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 7,989	$ 2,703	$ 7,431	$ 18,123	11.2%
TOTAL		$ 7,989	$ 2,703	$ 7,431	$ 18,123	11.2%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2014.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 8,519	$ 2,576	$ 6,477	$ 17,572	15.5%
TOTAL		$ 8,519	$ 2,576	$ 6,477	$ 17,572	15.5%

NOTE 16 – MAJOR SUPPLIERS

 During the year ended December 31, 2015, the Company purchased 57.6% of its raw materials from its top five suppliers.  At December 31, 2015, amounts due to those suppliers included in accounts payable were $3,460,249. During the year ended December 31, 2014, the Company purchased 89.4% of its raw materials from its top five suppliers.  At December 31, 2014, amounts due to those suppliers included in accounts payable were $2,794,998.

NOTE 17 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2015, the Company sold 31.7% of its products to its top five customers. At December 31, 2015, amount due from these customers were $21,872,942. During the year ended December 31, 2014, the Company sold 43.3% of its products to its top five customers. At December 31, 2014, amount due from these customers were $23,035,195.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2015 and 2014.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of December 31, 2015, the Company leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under capital lease. The future minimum lease payments required under capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased ten pieces of land under non-cancelable operating leases, which are fixed in rentals and expired through December 2021, December 2022, December 2023, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively. The Company accounts for the leases as operating leases.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

The following table sets forth the Company’s contractual obligations as of December 31, 2015:

	Capital Lease Obligations		Operating Lease Obligations	Property Management Fees	Purchase Obligations
Payable within:
the next 12 months	$289,058		$953,635	$96,075	$57,596
the next 13 to 24 months	289,058		975,297	96,075	-
the next 25 to 36 months	289,058		995,062	-	-
the next 37 to 48 months	289,058		1,018,711	-	-
the next 49 to 60 months	289,058		1,040,415	-	-
thereafter	2,890,580		18,671,332	-	-
Total	$4,335,870		$23,654,452	$192,150	$57,596
Less: Amount representing interest	(1,583,178	) )
Present value of net minimum lease payments	$2,752,692

Rental expenses related to operating leases of the Company amounted to $1,072,767 and $978,047 were charged to the income statements for the years ended December 31, 2015 and 2014, respectively.

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2015	2014

Current Assets
Prepayments and deposits	$-	$4,586
Total Current Assets	-	4,586
Non-Current Assets
Interests in subsidiaries	272,678,589	258,919,660
Amounts due from group companies	65,882,207	55,117,354
Total non-current assets	338,560,796	314,037,014
Total Assets	$338,560,796	$314,041,600

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$307,220	$322,694
Amounts due to group companies	142,701	1,645,493
Total Liabilities	$449,921	$1,968,187

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 46,276,269 and 38,911,014 shares issued; and 46,007,120 and 38,672,865 shares outstanding as of December 31, 2015 and 2014, respectively	23,139	19,456
Treasury stock; 269,149 and 238,149 shares as of December 31, 2015 and 2014	(599,441)	(561,728)
Additional paid-in capital	94,124,065	80,380,008
Retained earnings unappropriated	215,286,395	183,480,402
Retained earnings appropriated	20,340,436	18,078,392
Cumulative translation adjustment	8,936,281	30,676,883
Total Stockholders’ Equity	338,110,875	312,073,413
Total Liabilities and Stockholders’ Equity	$338,560,796	$314,041,600

Condensed Statements of Income

	Years Ended December 31,
	2015	2014

OPERATING EXPENSES
General and administrative expenses	$(1,430,831)	$(914,502)
TOTAL OPERATING EXPENSES	(1,430,831)	(914,502)
OTHER EXPENSES
Interest expense	(663)	(554)
TOTAL OTHER EXPENSES	(663)	(554)
TOTAL EXPENSES	(1,431,494)	(915,056)
Equity in net income of subsidiaries	35,499,531	18,786,851
INCOME BEFORE TAXES	34,068,036	17,871,795
INCOME TAXES	-	-
NET INCOME	$34,068,036	$17,781,795

S-1

Condensed Statements of Cash Flows

	Years Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,068,037	$17,871,795
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in unconsolidated subsidiaries	(35,499,531)	(18,786,851)
Stock-based compensation expense	374,600	346,100
Changes in assets and liabilities:
Prepayment and deposits	4,586	(3)
Other payables and accrued expenses	(15,474)	(11,158)
Net cash used in operating activities	(1,067,782)	(580,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from / (to) group companies	1,105,495	641,845
Repurchase of common stock	(37,713)	(61,728)
Net cash provided by financing activities	1,067,782	580,117
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-
CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon cashless exercise of options	$49	$73
Issuance of common stock for acquisition of business	$13,373,140	$-

(i)	Basis of presentation
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

As of December 31, 2015, the Company itself has no purchase commitment, capital commitment and operating lease commitment for the condensed parent-company-only financial statements.

(ii)	Restricted Net Assets
Schedule I of Rule 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

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

S-2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure   We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Base on such evaluation our CEO and CFO have concluded that, as of December 31, 2015, our internal controls over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2016 annual meeting of stockholders (the “2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2016 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions, and Director Independence” and “Election of Directors — Board Meetings and Committees” in the 2016 Proxy Statement and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Audit Committee Report” in the 2016 Proxy Statement and incorporated herein by reference.

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

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

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

10.14	Translation of Bromine Factory Relocation Compensation Agreement dated September 25, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed on September 26, 2013.
10.15	Equity Interest Transfer Agreement, dated January 12, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2015.

10.16	Lock-Up Agreement, dated February 4, 2015 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015.

10.17	Project Investment Agreement, dated November 23, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2015.

10.18	Amended and Restated 2007 Equity Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2007.

10.19	Amendment to Amended and Restated 2007 Equity Incentive Plan, incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 31, 2015.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2008.

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: March 15, 2016	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 15, 2016
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 15, 2016
Min Li	Chief Financial Officer

/s/ Ming Yang		March 15, 2016
Ming Yang	Director

/s/ Naihui Miao		March 15, 2016
Naihui Miao	Director

/s/ Tengfei Zhang		March 15, 2016
Tengfei Zhang	Director

/s/ Yang Zou		March 15, 2016
Yang Zou	Director

/s/ Nan Li		March 15, 2016
Nan Li	Director

/s/ Shi Tong Jiang		March 15, 2016
Shi Tong Jiang	Director