Form 10-Q
period 2016-03-31
GULF RESOURCES, INC.
filed 2016-05-11
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐ No ☒

As of May 1, 2016, the registrant had outstanding 46,007,120 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2016 Unaudited		December 31, 2015 Audited
Current Assets
Cash		$148,411,800		$133,606,392
Accounts receivable		51,625,649		49,980,358
Inventories, net		6,958,269		7,180,800
Prepayments and deposits		30,000		-
Prepaid land leases		369,211		49,833
Other receivable		559		599
Deferred tax assets		3,189		3,173
Total Current Assets		207,398,677		190,821,115
Non-Current Assets
Property, plant and equipment, net		121,711,274		127,871,323
Property, plant and equipment under capital leases, net		847,663		927,218
Prepaid land leases, net of current portion		5,101,093		5,197,216
Deferred tax assets		2,379,015		2,367,180
Goodwill		29,706,970		29,559,174
Total non-current assets		159,746,015		165,922,111
Total Assets		$367,144,692		$356,743,226

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$12,000,259		$9,929,700
Retention payable		634,841		1,135,956
Capital lease obligation, current portion		244,133		196,778
Taxes payable		5,218,566		4,814,003
Total Current Liabilities		18,097,799		16,076,437
Non-Current Liabilities
Capital lease obligation, net of current portion		2,568,693		2,555,914
Total Liabilities		$20,666,492		$18,632,351

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 46,276,269 and 46,276,269 shares issued; and 46,007,120 and 46,007,120 shares outstanding as of March 31, 2016 and December 31, 2015, respectively		23,139		23,139
Treasury stock; 269,149 and 269,149 shares as of March 31, 2016 and December 31, 2015 at cost		(599,441)		(599,441)
Additional paid-in capital		94,131,365		94,124,065
Retained earnings unappropriated		221,253,353		215,286,395
Retained earnings appropriated		20,840,442		20,340,436
Accumulated other comprehensive income		10,829,342		8,936,281
Total Stockholders’ Equity		346,478,200		338,110,875
Total Liabilities and Stockholders’ Equity		$367,144,692		$356,743,226

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2016	2015

NET REVENUE
Net revenue	$34,495,450	$34,910,829

OPERATING EXPENSES/INCOME
Cost of net revenue	(23,881,646)	(25,480,858)
Sales, marketing and other operating expenses	(81,901)	(81,430)
Research and development cost	(59,837)	(48,235)
Exploration cost	-	(325,840)
General and administrative expenses	(1,916,030)	(1,981,117)
Other operating income	110,282	117,302
	(25,829,132)	(27,800,178)

INCOME FROM OPERATIONS	8,666,318	7,110,651

OTHER INCOME (EXPENSE)
Interest expense	(46,129)	(50,853)
Interest income	114,446	126,961
INCOME BEFORE TAXES	8,734,635	7,186,759

INCOME TAXES	(2,267,671)	(1,871,488)

NET INCOME	$6,466,964	$5,315,271

COMPREHENSIVE INCOME:
NET INCOME	$6,466,964	$5,315,271
OTHER COMPREHENSIVE INCOME/(LOSS)
- Foreign currency translation adjustments	1,893,061	(1,110,348)

COMPREHENSIVE INCOME	$8,360,025	$4,204,923

EARNINGS PER SHARE:
BASIC	$0.14	$0.12
DILUTED	$0.14	$0.12

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	46,007,120	42,680,899
DILUTED	46,740,326	43,477,401

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2016
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	income	Total

BALANCE AT DECEMBER 31, 2015 (Audited)	46,276,269	46,007,120	269,149	$23,139	$(599,441)	$94,124,065	$215,286,395	$20,340,436	$8,936,281	$338,110,875
Translation adjustment	-	-	-	-		-	-	-	1,893,061	1,893,061
Issuance of stock options to employees	-	-	-	-	-	7,300	-	-	-	7,300
Net income for three-month period ended March 31, 2016	-	-	-	-	-	-	6,466,964	-	-	6,466,964
Transfer to statutory common reserve fund	-	-	-	-	-	-	(500,006)	500,006	-	-
BALANCE AT MARCH 31, 2016 (Unaudited)	46,276,269	46,007,120	269,149	$23,139	$(599,441)	$94,131,365	$221,253,353	$20,840,442	$10,829,342	$346,478,200

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,466,964	$5,315,271
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	45,891	50,657
Amortization of prepaid land leases	131,544	125,331
Depreciation and amortization	6,869,721	7,378,988
Unrealized exchange loss/ (gain) on translation of inter-company balances	130,462	(101,359)
Stock-based compensation expense	7,300	7,400
Deferred tax asset	-	(81,459)
Changes in assets and liabilities, net of effects of acquisition :
Accounts receivable	(1,380,964)	810,129
Inventories	255,763	(8,173)
Prepayments and deposits	(30,000)	84,009
Other receivables	-	37,713
Accounts payable and accrued expenses	2,000,630	3,649,074
Retention payable	(501,556)	(281,241)
Taxes payable	376,559	793,740
Net cash provided by operating activities	14,372,314	17,780,080

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(326,526)	(325,533)
Purchase of property, plant and equipment	(52,286)	-
Consideration paid for business acquisition	-	(66,305,606)
Cash acquired from acquisition	-	14,074,720
Net cash used in investing activities	(383,812)	(52,556,419)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repurchase of common stock	-	(37,713)
Net cash used in financing activities	-	(37,713)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	816,906	(358,960)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	14,805,408	(35,173,012)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	133,606,392	146,585,601
CASH AND CASH EQUIVALENTS - END OF PERIOD	$148,411,800	$111,412,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,319,477	$1,311,695
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition of business	$-	$13,373,140

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation and Consolidation

The accompanying condensed financial statements have been prepared by Gulf Resources, Inc. a Nevada corporation and its subsidiaries (collectively, the “Company”), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“US GAAP”).

In the opinion of management, the unaudited financial information for the quarter ended March 31, 2016 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2015 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiary, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”). HKJI owns 100% of Shouguang City Haoyuan Chemical Company Limited ("SCHC") which owns 100% of Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”), Shouguang City Rongyuan Chemical Co, Ltd (“SCRC”) and Daying County Haoyuan Chemical Company Limited (“DCHC”).  All material intercompany transactions have been eliminated on consolidation.

 (b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), manufactures chemical products for use in the oil industry, pesticides and paper manufacturing industry through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI"), and manufactures chemical products used for human and animal antibiotics through its wholly-owned subsidiary, Shouguang City Rongyuan Chemical Co, Ltd (“SCRC”) in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in PRC. The business has not commenced operations.

(c)           Allowance for Doubtful Accounts

As of March 31, 2016 and December 31, 2015, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the condensed consolidated statements of income for the three-month periods ended March 31, 2016 and 2015.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited and China Merchants Bank Company Limited, which are not insured or otherwise protected. The Company placed $148,411,800 and $133,606,392 with these institutions as of March 31, 2016 and December 31, 2015, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition. Approximately 74% and 73.3% of the balance of accounts receivable as of March 31, 2016 and December 31, 2015, respectively, are outstanding for less than three months. For the balances of accounts receivable aged more than 90 days as of March 31, 2016, approximately 58% were settled in April 2016.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

Construction in process primarily represents direct costs of construction of plant, machinery and equipment. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

The Company’s depreciation and amortization policies on property, plant and equipment, other than mineral rights and construction in process, are as follows:

Useful life (in years)
Buildings (including salt pans)	8 - 20
Plant and machinery (including protective shells, transmission channels and ducts)	3 - 8
Motor vehicles	5
Furniture, fixtures and equipment	3-8

Property, plant and equipment under the capital lease are depreciated over their expected useful lives on the same basis as owned assets, or where shorter, the term of the lease, which is 20 years.

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $249,463 and $193,148 for the three-month periods ended March 31, 2016 and 2015, respectively.

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
MARCH 31, 2016
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

For the three-month period ended March 31, 2016 and 2015, the Company determined that there are no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 57,192 and 358,836 shares for the three-month periods ended March 31, 2016 and 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended March 31,
	2016	2015
Numerator
Net income	$6,466,964	$5,315,271

Denominator
Basic: Weighted-average common shares outstanding during the period	46,007,120	42,680,899
Add: Dilutive effect of stock options	733,206	796,502
Diluted	46,740,326	43,477,401

Net income per share
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

(j)           Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated other comprehensive income. The statement of income and comprehensive income is translated at average rate during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods as part of general and administrative expense. The statement of cash flows is translated at average rate during the reporting period, with the exception of the consideration paid for the acquisition of business which is translated at historical rates.

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

(n)           New Accounting Pronouncements

No accounting standards and guidance with an effective date during the three-month period ended March 31, 2016 or issued during 2016 had or are expected to have a significant impact on the Company’s condensed consolidated financial statements through 2017.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 2 – BUSINESS ACQUISITION

In order to increase the Company’s profit margins, produce more consistent and reliable earnings and lessen dependence on the economically sensitive bromine industry, on January 12, 2015, Gulf Resources, Inc. (the“Company” or “Gulf”) and Shouguang City Haoyuan Chemical Company Limited, a wholly owned subsidiary of the Company (“SCHC”), entered into an Equity Interest Transfer Agreement (the “Agreement”) to acquire 100% of Shouguang City Rongyuan Chemical Co., Ltd. (“SCRC”) for a total consideration of $79,678,746 to be settled in cash and in shares of common stock of the Company.

On February 4, 2015, the Company closed the transactions contemplated by the Agreement between the Company, SCHC and SCRC. The Closing Date is deemed to be the acquisition date.

On the Closing Date, the Company issued 7,268,011shares of its common stock, par value $0.0005 per share (the “Shares”), at the closing market price of $1.84 per Share on the Closing Date to the four former equity owners of SCRC. The sellers of SCRC agreed as part of the purchase price to accept 7,268,011 restricted shares of Gulf Resources stock, based on a valuation of $2.00, which was a 73% premium to the price on the day the agreement was reached. For accounting purposes, these shares are being valued at $1.84, which was the closing price of the Company’s stock on the Closing Date. There is no change in the number of shares issued. The total purchase consideration consisted of $66,305,606 in cash and $13,169,506 in the shares of the common stock of the Company.

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

The following table represents the fair value of identifiable assets and liabilities of SCRC acquired and goodwill recognized at acquisition date.

Cash	$14,074,720
Accounts receivable	19,365,259
Inventories	1,646,196
Other current assets	82,562
Property, plant and equipment, net	17,891,360
Prepaid land leases, net of current portion	4,800,404
Goodwill	29,706,970
Accounts payable and accrued expenses	(8,670,568)
Taxes payable	(963,458)
Cumulative translation adjustment	1,745,301
Total purchase price	$79,678,746

The net revenue and net income of SCRC since the acquisition date that are included in the consolidated statement of income for the fiscal year 2015 were $51,274,989 and $12,667,379. Goodwill is not expected to be deductible for tax purpose.

Costs of $121,512 related to the acquisition, which included audit fee and valuation fees, have been charged directly to operations and are included in general and administrative expenses in the consolidated statement of income for the fiscal year 2015.

The following table shows supplemental information of the actual results of operations for the three months ended March 31, 2016 and on a pro forma basis for the three months ended March 31, 2015, as if the acquisition of SCRC had been completed at the beginning of the Company’s interim periods presented:

	For the three months ended
	March 31, 2016	March 31, 2015
	Actual	Pro forma
Net Revenue	$34,495,450	$40,625,092
Net Income	$6,466,964	$6,785,305
EARNINGS PER SHARE
-Basic	$0.14	$0.15
-Diluted	$0.14	$0.15

The pro forma information presented has been calculated after adjusting for results of SCRC to reflect the business combination accounting effect resulting from this acquisition including the elimination of intercompany sales, depreciation and amortization on the increase in valuation of property, plant and equipment and prepaid land lease.

NOTE 3 – INVENTORIES

Inventories consist of:
	March 31, 2016	December 31, 2015

Raw materials	$1,000,919	$1,014,917
Finished goods	5,180,114	5,486,970
Work-in-progress	789,991	691,604
Allowance for obsolete and slow-moving inventory	(12,755)	(12,691)
	$6,958,269	$7,180,800

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month periods ended March 31, 2016 and 2015, amortization of prepaid land leases totaled $131,544 and $126,503, respectively, which amounts were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 59.43 square kilometers of aggregate carrying value of $905,346 and approximately 59.43 square kilometers of aggregate carrying value of $686,073 as at March 31, 2016 and December 31, 2015, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2016	December 31, 2015
At cost:
Mineral rights	$6,161,886	$6,131,230
Buildings	68,968,483	68,510,164
Plant and machinery	196,272,356	195,295,877
Motor vehicles	8,892	8,847
Furniture, fixtures and office equipment	4,888,942	4,864,619
Construction in process	-	57,596
Total	276,300,559	274,868,333
Less: Accumulated depreciation and amortization	(154,589,285)	(146,997,010)
Net book value	$121,711,274	$127,871,323

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $42,097,598 and $42,526,151 as at March 31, 2016 and December 31, 2015, respectively.

During the three-month period ended March 31, 2016, depreciation and amortization expense totaled $6,786,400, of which $6,438,140 and $348,260 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended March 31, 2015, depreciation and amortization expense totaled $7,290,364, of which $6,932,259 and $358,105 were recorded as cost of net revenue and administrative expenses, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	March 31, 2016	December 31, 2015
At cost:
Buildings	$127,362	$126,729
Plant and machinery	2,394,050	2,382,139
Total	2,521,412	2,508,868
Less: Accumulated depreciation and amortization	(1,673,749)	(1,581,650)
Net book value	$847,663	$927,218

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2016, depreciation and amortization expense totaled $83,320, which was recorded as cost of net revenue. During the three-month period ended March 31, 2015, depreciation and amortization expense totaled $88,624, which was recorded as cost of net revenue.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2016	2015
Accounts payable	$11,090,959	$8,835,442
Salary payable	275,902	271,369
Social security insurance contribution payable	116,052	114,370
Other payables	517,346	708,519
Total	$12,000,259	$9,929,700

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2016, the Company borrowed a sum of $255,369 from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amount due to Jiaxing Lighting was unsecured, interest free and repayable on demand and was fully settled in the three-month period ended March 31, 2016. There was no balance owing to Jiaxing Lighting as of March 31, 2016 and December 31, 2015.

During the fiscal year 2013, the Company entered into an agreement with the Shandong Shouguang Vegetable Seed Industry Group Co., Ltd, a related party, to provide property management services for an annual amount of approximately $100,704 for five years from January 1, 2013 to December 31, 2017. The expense associated with this agreement for the three months ended March 31, 2016 and 2015 was approximately $25,500.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	March 31,	December 31,
	2016	2015
Income tax payable	$2,360,054	$2,400,400
Mineral resource compensation fee payable	302,967	255,984
Value added tax payable	1,402,226	1,030,664
Land use tax payable	908,876	904,354
Other tax payables	244,443	222,601
Total	$5,218,566	$4,814,003

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	March 31,	December 31,
	Interest rate	2016	2015
Total capital lease obligations	6.7%	$2,812,826	$2,752,692
Less: Current portion		(244,133)	(196,778)
Capital lease obligations, net of current portion		$2,568,693	$2,555,914

Interest expenses from capital lease obligations amounted to $45,891 and $50,657 for the three-month periods ended March 31, 2016 and 2015, respectively, were charged to the condensed consolidated statement of income. See Note 19 for future minimum lease payments disclosure.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and SCRC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of March 31, 2016 for SCHC, SYCI and SCRC is 41%, 50% and 9% of its registered capital respectively.

NOTE 12 – TREASURY STOCK

In January 2015, the Company repurchased 31,000 shares of common stock of the Company at an average price of $1.22 per share for a total cost of $37,713 under the approval of the Board of Directors. The Company recorded the entire purchase price of the treasury stock as a reduction of equity.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of March 31, 2016, the number of shares of the Company’s common stock available for issuance under the Plan is 6,993,489.

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

In early March 2016, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.78 per share and the options vested immediately. The options were valued at $7,300 fair value, with assumed 65.69% volatility, a three-year expiration term with expected tenor of 1.33 years, a risk free rate of 0.71% and no dividend yield. For the three-month period ended March 31, 2016, $7,300 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2016 and March 31, 2016.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2016	2,399,000	$1.39	$0.95 - $12.60
Granted and vested during the period ended March 31, 2016	12,500	$1.78	$1.78
Expired during the period ended March 31, 2016	(50,000	$12.60	$12.60
Balance, March 31, 2016	2,361,500	$1.15	$0.95 - $4.80

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at March 31, 2016	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	2,361,500	$0.95 - $4.80	1.92

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2016 was $1,169,892.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. may be subject to the United States of America Tax law at tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2016 and 2015, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2016 and 2015.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month periods ended March 31, 2016 and 2015.  The applicable statutory tax rates for the three-month periods ended March 31, 2016 and 2015 are 16.5%.

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

As of March 31, 2016 and December 31, 2015, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $268,145,107 and $260,471,507, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2016 and December 31, 2015, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of March 31, 2016 and December 31, 2015, the unrecognized WHT are $12,353,130 and $11,974,695, respectively.

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2012 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns since incorporation in year 2008 are currently subject to examination. The tax authorities of the PRC may examine the Company’s PRC tax returns for three years from the date of filing.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended March 31,
	2016	2015
Current taxes – PRC	$2,267,671	$1,952,947
Deferred taxes – PRC	-	(81,459)
	$2,267,671	$1,871,488

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – INCOME TAXES – Continued

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended March 31,
Reconciliations	2016	2015
Statutory income tax rate	25%	25%
US federal net operating loss	1%	1%
Effective tax rate	26%	26%

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2016 and December 30, 2015 are as follows:

	March 31,	December 31,
	2016	2015
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$3,189	$3,173
Impairment on property, plant and equipment	452,129	449,879
Exploration costs	1,926,886	1,917,301
Compensation costs of unexercised stock options	473,517	629,162
US federal net operating loss	10,889,000	10,835,000
Total deferred tax assets	13,744,721	13,834,515
Valuation allowance	(11,362,517)	(11,464,162)
Net deferred tax asset	$2,382,204	$2,370,353

Current deferred tax asset	$3,189	$3,173
Long-term deferred tax asset	$2,379,015	$2,367,180

The decrease in valuation allowance for the three-month periods ended March 31, 2016 is $101,645.

The decrease in valuation allowance for the three-month periods ended March 31, 2015 is $763,402.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2016 and December 31, 2015.

NOTE 15 – BUSINESS SEGMENTS

The Company has three reportable segments:  bromine, crude salt and chemical products. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

Three-Month Period Ended March 31, 2016	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$13,169,528	$1,766,608	$19,559,314	$34,495,450	$-	$34,495,450
Net revenue (intersegment)	1,822,202	-	-	1,822,202	-	1,822,202
Income (loss) from operations before taxes	3,005,518	227,613	5,723,731	8,956,862	(290,544)	8,666,318
Income taxes	743,370	63,504	1,460,797	2,267,671	-	2,267,671
Income (loss) from operations after taxes	2,262,148	164,109	4,262,934	6,689,191	(290,544)	6,398,647
Total assets	150,811,432	30,335,316	185,961,792	367,108,540	36,152	367,144,692
Depreciation and amortization	4,367,792	1,192,666	1,309,263	6,869,721	-	6,869,721
Goodwill	-	-	29,706,970	29,706,970	-	29,706,970

Three-Month Period Ended March 31, 2015	Bromine *	Crude Salt *	Chemical Products	Segment Total	Corporate	Total
Net revenue (external customers)	$11,033,249	$1,963,731	$21,913,849	$34,910,829	$-	$34,910,829
Net revenue (intersegment)	1,505,677	-	-	1,505,677	-	1,505,677
Income (loss) from operations before taxes	136,959	187,535	7,046,740	7,371,234	(260,583)	7,110,651
Income taxes	75,406	9,057	1,787,025	1,871,488	-	1,871,488
Income (loss) from operations after taxes	61,553	178,478	5,259,715	5,499,746	(260,583)	5,239,163
Total assets	140,192,979	37,708,081	176,388,517	354,289,577	35,354	354,324,931
Depreciation and amortization	4,735,301	1,401,296	1,242,391	7,378,988	-	7,378,988
Goodwill	-	-	31,452,271	31,452,271	-	31,452,271

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2016	2015
Total segment operating income	$8,956,862	$7,371,234
Corporate costs	(160,082)	(361,942)
Unrealized (loss)/gain on translation of intercompany balance	(130,462)	101,359
Income from operations	8,666,318	7,110,651
Other income	68,317	76,108
Income before taxes	$8,734,635	$7,186,759

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,422	$487	$1,301	$4,210	12.2%

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,690	$464	$1,710	$3,864	11.1%

NOTE 16– CUSTOMER CONCENTRATION

During the three-month periods ended March 31, 2016 and 2015, the Company sold 34.4% and 31.2% of its products to its top five customers, respectively. As of March 31, 2016 and 2015, amounts due from these customers were $22,632,476 and $19,719,116, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2016 and 2015, the Company purchased 55.2% and 57.0% of its raw materials from its top five suppliers, respectively.  As of March 31, 2016 and 2015, amounts due to those suppliers included in accounts payable were $5,328,377 and $5,698,079, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no unrecognized financial assets and liabilities as of March 31, 2016 and December 31, 2015.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of March 31, 2016, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased ten parcels of land under non-cancelable operating leases, which are fixed rentals and expire through December 2021, December 2022, December 2023, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively.

The Company has no purchase commitments as of March 31, 2016.

The following table sets forth the Company’s contractual obligations as of March 31, 2016:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees
Payable within:
the next 12 months	$290,503	$974,566	$96,555
the next 13 to 24 months	290,503	995,610	96,555
the next 25 to 36 months	290,503	1,017,781	-
the next 37 to 48 months	290,503	1,040,823	-
the next 49 to 60 months	290,503	1,065,098	-
thereafter	2,905,034	18,348,909	-
Total	$4,357,549	$23,442,787	$193,110
Less: Amount representing interest	(1,544,723)
Present value of net minimum lease payments	$2,812,826

Rental expenses related to operating leases of the Company amounted to $260,383 and $265,297, which were charged to the condensed consolidated statements of income for the three months ended March 31, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our 2015 Form 10-K.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our 2015 Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2015.

Overview

Gulf Resources conducts operations through its three wholly-owned China subsidiaries, SCHC, SYCI and SCRC. Our business is also reported in three segments, Bromine, Crude Salt, and Chemical Products.

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

On January 12, 2015, the Company and SCHC entered into an Equity Interest Transfer Agreement with Shouguang City Rongyuan Chemical Co., Ltd (“SCRC”) pursuant to which SCHC agreed to acquire SCRC and all rights, title and interest in and to all assets owned by SCRC, a leading manufacturer of materials for human and animal antibiotics in China and other parts of Asia.

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there has been no capital contributed yet. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China. The business has not yet commenced operations.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2016 and 2015.

Comparison of the Three-Month Periods Ended March 31, 2016 and 2015

	Three-Month Period Ended March 31, 2016	Three-Month Period Ended March 31, 2015	% Change
Net revenue	$34,495,450	$34,910,829	(1%)
Cost of net revenue	$(23,881,646)	$(25,480,858)	(6%)
Gross profit	$10,613,804	$9,429,971	13%
Sales, marketing and other operating expenses	$(81,901)	$(81,430)	1%
Research and development costs	$(59,837)	$(48,235)	24%
Exploration cost	$-	$(325,840)	(100%)
General and administrative expenses	$(1,916,030)	$(1,981,117)	(3%)
Other operating income	$110,282	$117,302	(6%)
Income from operations	$8,666,318	$7,110,651	22%
Other income, net	$68,317	$76,108	(10%)
Income before taxes	$8,734,635	$7,186,759	22%
Income taxes	$(2,267,671)	$(1,871,488)	21%
Net income	$6,466,964	$5,315,271	22%

Net revenue  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended March 31, 2016 compared to the same period in 2015:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Increase/(Decrease)
	March 31, 2016		March 31, 2015		of Net Revenue
Segment		% of total		% of total
Bromine	$13,169,528	38%	$11,033,249	31%	19%
Crude Salt	$1,766,608	5%	$1,963,731	6%	(10%)
Chemical Products	$19,559,314	57%	$21,913,849	63%	(11%)
Total sales	$34,495,450	100%	$34,910,829	100%	(1%)

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2016	March 31, 2015	decrease
Bromine (excluded volume sold to SYCI and SCRC)	3,428	3,671	(7%)
Crude Salt	59,200	62,727	(6%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	March 31, 2016	March 31, 2015	Increase/(Decrease)
Oil and gas exploration additives	2,434	3,481	(30%)
Paper manufacturing additives	703	991	(29%)
Pesticides manufacturing additives	508	770	(34%)
Pharmaceutical intermediates	375	312	20%
By product	2795	2341	19%
Overall	6,815	7,895	(14%)

Bromine segment
The increase in net revenue from our bromine segment was mainly due to the increase in the selling price of bromine. The selling price of bromine increased from $3,006 per tonne for the three-month period ended March 31, 2015 to $3,841 per tonne for the same period in 2016, an increase of 28%.

The sales volume of bromine decreased from 3,671 tonnes for the three-month period ended March 31, 2015 to 3,428 tonnes for the same period in 2016, a decrease of 7%. The major reason for the decrease in the sales volume of bromine was mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

We expect the average selling price of bromine to remain at current levels through the end of 2016 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the three-month period ended March 31, 2016 compared to the same period in 2015.

Three-Month Period Ended March 31,
Increase / (Decrease) in net revenue of bromine as a result of:	2016 vs. 2015
Increase in average selling price	$2,965,404
Decrease in sales volume	$(829,125)
Total effect on net revenue of bromine	$2,136,279

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in both the sales volume and selling price of crude salt. The sales volume of crude salt decreased by 6% from 62,727 tonnes for the three-month period ended March 31, 2015 to 59,200 tonnes for the same period in 2016. The average selling price of crude salt decreased from $31.31 per tonne for the three-month period ended March 31, 2015 to $29.84 per tonne for the same period in 2016, a decrease of 5%. The major reason for the decrease in the sales volume was mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries. The major reason for the decrease in the selling price was mainly due to foreign exchange fluctuation of the reporting currency against the local currency.

We expect the average selling price of crude salt to remain at current levels through the end of 2016.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended March 31, 2016 from the same period in 2015.

Three-Month Period Ended March 31,
Decrease in net revenue of crude salt as a result of:	2016 vs. 2015
Decrease in average selling price	$(89,294)
Decrease in sales volume	$(107,829)
Total effect on net revenue of crude salt	$(197,123)

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	March 31, 2016		March 31, 2015		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$4,676,078	24%	$6,568,497	30%	(29%)
Paper manufacturing additives	$812,536	4%	$1,139,805	5%	(29%)
Pesticides manufacturing additives	$2,630,261	13%	$3,702,178	17%	(29%)
Pharmaceutical intermediates	$8,005,314	41%	$7,699,140	35%	4%
By products	$3,435,125	18%	$2,804,229	13%	22%
Total sales	$19,559,314	100%	$21,913,849	100%	(11%)

Net revenue from our chemical products segment decreased from $21,913,849 for the three-month period ended March 31, 2015 to $19,559,314 for the same period in 2016, a decrease of approximately 11%. This decrease was primarily attributable to the decrease in demand for our oil and gas exploration additives, paper manufacturing additives and pesticides manufacturing additives chemical products. Net revenue from our oil and gas exploration chemicals contributed $4,676,078 (or 24%) and $6,568,497 (or 30%) of our chemical segment revenue for the three-month periods ended March 31, 2016 and 2015, respectively, with a decrease of $1,892,419, or 29%. Net revenue from our pesticides manufacturing additives decreased from $3,702,178 for the three-month period ended March 31, 2015 to $2,630,261 for the same period in 2016, a decrease of approximately 29%. Net revenue from our paper manufacturing additives decreased from $1,139,805 for the three-month period ended March 31, 2015 to $812,536 for the same period in 2016, a decrease of approximately 29%. Net revenue from our pharmaceutical intermediates increased from $7,699,140 for the three-month period ended March 31, 2015 to $8,005,314 for the same period in 2016, an increase of approximately 4%. Net revenue from our by products increased from $2,804,229 for the three-month period ended March 31, 2015 to $3,435,125 for the same period in 2016, an increase of approximately 22%.  The increase in the net revenue of pharmaceutical intermediaries and its by products are caused by the timing of the acquisition of SCRC as SCRC was acquired by the Company in January 2015 and only two months of net revenue was included for the three-month period ended March 31, 2015.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of SYCI for the three-month period ended March 31, 2016 from the same period in 2015.

Increase/(Decrease) in net revenue, for the three-month period ended March 31, 2016 vs. 2015, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase in average selling price	$101,124	$4,791	$236,210	$342,125
Decrease in sales volume	$(1,993,544)	$(332,059)	$(1,308,127)	$(3,633,730)
Total effect on net revenue of chemical products	$(1,892,420)	$(327,268)	$(1,071,917)	$(3,291,605)

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of SCRC for the three-month period ended March 31, 2016 from the same period in 2015 ( only two months were included since we acquired SCRC in January 2015 ).

Increase/(Decrease) in net revenue, for the three-month period ended March 31, 2016 vs. 2015, as a result of:	Pharmaceutical intermediates	By products	Total
Increase /(Decrease)in average selling price	$(1,143,590)	$78,959	$(1,064,631)
Increase in sales volume	$1,449,763	$551,937	$2,001,700
Total effect on net revenue of chemical products	$306,173	$630,896	$937,069

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of SCRC for the three-month period ended March 31, 2016 from the same period in 2015 ( three months were included ).

Increase/(Decrease) in net revenue, for the three-month period ended March 31, 2016 vs. 2015, as a result of:	Pharmaceutical intermediates	By products	Total
Increase /(Decrease)in average selling price	$(1,256,164)	$101,405	$(1,154,759)
Decrease in sales volume	$(3,028,425)	$(923,924)	$(3,952,349)
Total effect on net revenue of chemical products	$(4,284,589)	$(822,519)	$(5,107,108)

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2016		March 31, 2015		Net Revenue
Segment		% of total		% of total
Bromine	$9,158,013	38%	$9,555,976	38%	(4%)
Crude Salt	$1,443,634	6%	$1,601,121	6%	(10%)
Chemical Products	$13,279,999	56%	$14,323,761	56%	(7%)
Total	$23,881,646	100%	$25,480,858	100%	(6%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $23,881,646 for the three-month period ended March 31, 2016, a decrease of $1,599,212 (or 6%) as compared to the same period in 2015. This decrease was primarily attributable to the decrease volume of products sold due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries.
.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended March 31, 2015	47,347	35%
Three-month period ended March 31, 2016	47,347	33%
Variance of the three-month periods ended March 31, 2016 and 2015	-	(2	% )

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 2% for the three-month period ended March 31, 2016 as compared with the same period in 2015.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2015 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we plan to carry out enhancement projects for the transmission channels and ducts and our existing bromine extraction in 2016. During the three-month period ended March 31, 2016, no such enhancement work was carried out due to unexpected weather conditions. We expect to resume the enhancement work in the second and third quarters of 2016 when weather conditions permit.

Bromine segment
For the three-month period ended March 31, 2016, the cost of net revenue for the bromine segment was $9,158,013, a decrease of  $397,963 or 4% over the same period in 2015. The major components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $3,140,593 (or 34%), depreciation and amortization of manufacturing plant and machinery of $4,247,501 (or 46%) and electricity of $610,092 (or 7%) for the three-month period ended March 31, 2016. For the three-month period ended March 31, 2015, the major components of the cost of net revenue were cost of raw materials and finished goods consumed of $3,181,857 (or 34%), depreciation and amortization of manufacturing plant and machinery of $4,608,887 (or 48%) and electricity of $686,596 (or 7%). The cost structure changed as compared with the same period in 2015 where the contribution from cost of depreciation and amortization of manufacturing plant and machinery decreased by 2%. The decrease in net cost of net revenue was attributable mainly to the decrease in volume of products sold due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries.
.
The table below represents the major production cost component of bromine per tonne sold for the respective periods:

Per tonne production cost component of bromine segment	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2016		March 31, 2015		% Change
		% of total		% of total
Raw materials	$1,271	45%	$1,123	42%	13%
Depreciation and amortization	$1,088	39%	$1,104	42%	(1%)
Electricity	$156	5%	$164	6%	(5%)
Others	$297	11%	$259	10%	15%
Production cost of bromine per tonne sold	$2,812	100%	$2,650	100%	6%

Our production cost of bromine per tonne sold was $2,812 for the three-month period ended March 31, 2016, an increase of 6% (or $162) as compared to the same period in 2015, which was attributable mainly to the decrease in volume of products sold and the increase in purchase price of raw material.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended March 31, 2016 was $1,443,634, representing a decrease of $157,487, or 10%, compared to $1,601,121 for the same period in 2015. The decrease in cost was mainly due to the decrease in volume of crude salt sold due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries. The significant cost components for the three-month period ended March 31, 2016 were depreciation and amortization of $1,073,134 (or 74%), resource taxes calculated based on crude salt sold of $181,353 (or 13%) and electricity of $47,303 (or 3%). The significant cost components for the three-month period ended March 31, 2015 were depreciation and amortization of $1,167,130 (or 73%), resource taxes calculated based on crude salt sold of $204,389 (or 13%) and electricity of $69,439 (or 4%). The table below represents the major production cost component of crude salt per ton sold for respective periods:

Per tonne production cost component of crude salt segment	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2016		March 31, 2015		% Change
		% of total		% of total
Depreciation and amortization	$18.1	73%	$18.6	73%	(3%)
Resource tax	$3.1	13%	$3.3	13%	(6%)
Electricity	$0.8	4%	$1.1	4%	(28%)
Others	$2.4	10%	$2.5	10%	(6%)
Production cost of crude salt per tonne sold	$24.4	100%	$25.5	100%	(4%)

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2016 was $13,279,999, representing a decrease of $1,043,762 or 7% over the same period in 2015. This decrease was primarily attributable to the decrease in volume of oil and gas exploration additives, paper manufacturing additives and pesticides manufacturing additives sold, offset by the increase in cost of net revenue for SCRC for the three-month period ended March 31, 2016, which is higher than the same period of 2015, as SCRC was acquired by the Company in January 2015 and only two months cost of net revenue was included for the three-month period ended March 31, 2015.

Gross Profit Gross profit was $10,613,804, or 31%, of net revenue for three-month period ended March 31, 2016 compared to $9,429,971, or 27%, of net revenue for the same period in 2015.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2016		March 31, 2015		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$4,011,515	30%	$1,477,273	13%	17%
Crude Salt	$322,974	18%	$362,610	18%	-
Chemical Products	$6,279,315	32%	$7,590,088	35%	(3%)
Total Gross Profit	$10,613,804	31%	$9,429,971	27%	4%

Bromine segment
For the three-month period ended March 31, 2016, the gross profit margin for our bromine segment was 30%, as compared to 13% for the same period in 2015. This 17% increase is mainly due to the selling price of bromine, which increased from $3,006 per tonne for the three-month period ended March 31, 2015 to $3,841 per tonne for the same period in 2016, an increase of 28%. We expect that the average selling price and gross profit margin of bromine will remain at current levels through the end of 2016 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment
For the three-month period ended March 31, 2016 the gross profit margin for our crude salt segment was 18%, compared to of 18% for the same period in 2015.

Chemical products segment

The gross profit margin for our chemical products segment for the three-month period ended March 31, 2016 was 32%, as compared to 35% for the same period in 2015. This 3% decrease in our gross profit margin was a result of the decrease in the selling price of our Pharmaceutical intermediates products.

Research and Development Costs The total research and development costs incurred for the three-month periods ended March 31, 2016 and 2015 were $59,837 and $48,235, respectively, an increase of 24%. Research and development costs for the three-month period ended March 31, 2016 and 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

Exploration Costs The total exploration costs incurred for the three-month periods ended March 31, 2016 and 2015 were $0 and $325,840. As of March 31, 2016 the Company incurred a total of $7,848,873 in exploration cost for the drilling of natural gas resources. On January 30, 2015, the Company announced that it found natural gas resources under its bromine well in the Sichuan area and received a testing report in early May 2015 which confirmed the economics of the natural gas under this well. The Company is in discussion with the government about the natural gas trial production.

General and Administrative Expenses General and administrative expenses were $1,916,030 for the three-month period ended March 31, 2016, a decrease of $65,087 (or 3%) as compared to $1,981,117 for the same period in 2015. The decrease of $65,087 was primarily due to the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the three-month period ended March 31, 2016 was in the amount of $130,462, as compared to the unrealized exchange gain for the same period in 2015 in the amount of $101,359, which offset by (i) audit fee incurred in the amount of $115,000 related to the audit of SCRC acquired for the three-month period ended March 31, 2015; and (ii) incurred franchise tax fee in the amount of $121,000 due to increased gross assets as compared to year 2014 for the three-month period ended March 31, 2015, with no such expense in 2016 due to the Company changed its registration address from Delaware to Neveda.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $110,282 for the three-month period ended March 31, 2016, representing a decrease of $7,020 (or 6%) from $117,302 for the same period in 2015. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations Income from operations was $8,666,318 for the three-month period ended March 31, 2016 (or 25% of net revenue), an increase of $1,555,667, or approximately 22%, over income from operations for the same period in 2015.

	Income from Operations by Segment
	Three-Month Period Ended March 31, 2016		Three-Month Period Ended March 31, 2015
Segment:		% of total		% of total
Bromine	$3,005,518	34%	$136,959	2%
Crude Salt	227,613	2%	187,535	2%
Chemical Products	5,723,731	64%	7,046,740	96%
Income from operations before corporate costs	8,956,862	100%	7,371,234	100%
Corporate costs	(160,082)		(361,942)
Unrealized (loss)/gain on translation of intercompany balance	(130,462)		101,359
Income from operations	$8,666,318		$7,110,651

Bromine segment
Income from operations from our bromine segment was $3,005,518 for the three-month period ended March 31, 2016, an increase of $2,868,559 (or approximately 2094%) compared to the same period in 2015. This increase is mainly due to the selling price of bromine increased from $3,006 per tonne for the three-month period ended March 31, 2015 to $3,841 per tonne for the same period in 2016, an increase of 28%.

Crude salt segment
Income from operations from our crude salt segment was $227,613 for the three-month period ended March 31, 2016, an increase of $40,078 (or approximately 21%) compared to the same period in 2015. This increase was mainly due to exploration cost incurred for the three-month period ended March 31, 2015 and no such cost incurred for the three-month period ended March 31, 2016.

Chemical products segment
Income from operations from our chemical products segment was $5,723,731 for the three-month period ended March 31, 2016, a decrease of $1,323,009 (or approximately 19%) compared to the same period in 2015.This decrease was primarily attributable to the decrease in volume of oil and gas exploration additives, paper manufacturing additives and pesticides manufacturing additives products.

Other Income Net Other income, net of $68,317 represented bank interest income, net of capital lease interest expense for the three -month period ended March 31, 2016, a decrease of $7,791 (or approximately 10%) as compared to the same period in 2015.

Net Income Net income was $6,466,964 for the three-month period ended March 31, 2016, an increase of $1,151,693 (or approximately 22%) compared to the same period in 2015. This significant increase was primarily attributable to the increased bromine price and no exploration cost incurred for the three-month period ended March 31, 2016 compared with the same period in 2015, which offset by the decreased volume of product sold for oil and gas exploration additives, paper manufacturing additives and pesticides manufacturing additives.

Effective Tax Rate Our effective tax rate for the three-month periods ended March 31, 2016 and 2015 were 26% and 26% respectively. The effective tax rate for the three-month period ended March 31, 2016 was 1% higher than the PRC statutory income tax rate of 25%, due to non-deductible expense and US federal net operating loss incurred by the Company. The effective tax rate for the three-month period ended March 31, 2015 was 1% higher than the PRC statutory income tax rate of 25%, due to non-deductible expense and US federal net operating loss incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, cash and cash equivalents were $148,411,800 as compared to $133,606,392 as of December 31, 2015. The components of this increase of $14,805,408 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2016	2015
Net cash provided by operating activities	$14,372,314	$17,780,080
Net cash used in investing activities	$(383,812)	$(52,556,419)
Net cash used in financing activities	$-	$(37,713)
Effects of exchange rate changes on cash and cash equivalents	$816,906	$(358,960)
Net increase/(decrease) in cash and cash equivalents	$14,805,408	$(35,173,012)

For the three-month period ended March 31, 2016, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the three-month periods ended March 31, 2016 and 2015, we had positive cash flow from operating activities of approximately $14.4 million and $17.8 million, respectively.

During the three-month period ended March 31, 2016, cash flow from operating activities of approximately $14.4 million exceeded our net income of approximately $6.5 million, mainly due to (i) substantial non-cash charges of approximately $7.2 million, mainly in the form of depreciation and amortization of property, plant and equipment; (ii) cash generated from working capital of approximately $0.72 million, mainly consisting of the increase in accounts payable and accrued expenses, taxes payable and decrease in inventories partially offset by the increase in accounts receivable.

During the three-month period ended March 31, 2015, cash flow from operating activities of approximately $17.8 million exceeded our net income of approximately $5.3 million, mainly due to (i) substantial non-cash charges of approximately $7.3 million, mainly in the form of depreciation and amortization of property, plant and equipment; (ii) cash generated from working capital of approximately $5.1 million, mainly consisting of the increase in accounts payable and accrued expenses, taxes payable and decrease in accounts receivable.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
		% of total		% of total
Aged 1-30 days	$16,997,026	33%	$12,711,454	26%
Aged 31-60 days	$9,808,802	19%	$12,436,059	25%
Aged 61-90 days	$11,273,430	22%	$11,470,333	23%
Aged 91-120 days	$8,610,709	16%	$8,208,711	16%
Aged 121-150 days	$4,606,200	9%	$5,153,801	10%
Aged 151-180 days	$329,482	1%	$-	-
Total	$51,625,649	100%	$49,980,358	100%

The overall accounts receivable balance as of March 31, 2016 increased by $1,645,291 (or 3%), as compared to those of December 31, 2015. Approximately 58% of the balances of accounts receivable as of March 31, 2016 aged more than 90 days were settled in April 2016. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the three-month period ended March 31, 2016 is required.

Inventory

Our inventory consists of the following:
	March 31, 2016		December 31, 2015
		% of total		% of total
Raw materials	$1,000,919	14.4%	$1,014,917	14.2%
Finished goods	5,180,114	74.4%	5,486,970	76.4%
Work-in-progress	789,991	11.4%	691,604	9.6%
	$6,971,024	100.2%	$7,193,491	100.2%
Allowance for obsolete and slowing-moving inventory	(12,755)	(0.2%)	(12,691)	(0.2%)
Total	$6,958,269	100.0%	$7,180,800	100.0%

The net inventory level as of March 31, 2016 decreased by $222,531 (or 3%), as compared to the net inventory level as of December 31, 2015.

Raw materials decreased by 1% as of March 31, 2016 as compared to December 31, 2015. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of March 31, 2016 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 32% for the three-month period ended March 31, 2016 (36% for fiscal year 2015). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. The gross profit margin for bromine for the three-month period ended March 31, 2016 was 30%, as compared with 30% in fiscal year 2015, we anticipated that the price through 2016 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. The market price of crude salt remained relatively stable at around $30 per tonne from the first quarter of 2015 to the first quarter of 2016, we believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than its cost.

Net Cash Used in Investing Activities

For the three-month period ended March 31, 2016, we used approximately $0.3 million cash for the prepayment of land leases. We also used approximately $0.05 million to acquire property, plant and equipment in the first quarter of 2016.

For the three-month period ended March 31, 2015, we used approximately $0.3 million cash for the prepayment of land leases. We also used approximately $66.3 million to acquire SCRC.

We received approximately $14.1 million from the acquisition of SCRC.

Net Cash Used in Financing Activities

We have no major financing activities for the three-month period ended March 31, 2016.

For the three-month period ended March 31, 2015, we used $0.04 million to repurchase 31,000 shares of common stock of the Company with the approval of the Board of Directors.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $189.3 million at March 31, 2016 as compared to approximately $174.7 million at December 31, 2015. The increase was mainly attributable to the cash provided by operating activities during the three-month period ended March 31, 2016.

We had available cash of approximately $148.4 million at March 31, 2016, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2016 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, revenue recognition, income taxes, and stock-based compensation. These policies and estimates are described in the Company’s 2015 Form 10-K.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes with respect to risk factors as previously disclosed in our 2015 Form 10-K.  Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2015 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2015 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

101.1
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: May 11, 2016	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: May 11, 2016	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)