Form 10-Q
period 2016-06-30
GULF RESOURCES, INC.
filed 2016-08-10
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-34499

GULF RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11,Vegetable Building, Industrial Park of the East City, Shouguang City,Shandong,	262700
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer (Do not check if a smaller reporting company)☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 6, 2016, the registrant had outstanding 46,016,053 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30, 2016 Unaudited		December 31, 2015 Audited
Current Assets
Cash		$146,273,240		$133,606,392
Accounts receivable		71,335,678		49,980,358
Inventories, net		6,707,960		7,180,800
Prepayments and deposits		405,545		-
Prepaid land leases		527,574		49,833
Other receivable		559		599
Deferred tax assets		-		3,173
Total Current Assets		225,250,556		190,821,115
Non-Current Assets
Property, plant and equipment, net		112,549,109		127,871,323
Property, plant and equipment under capital leases, net		743,888		927,218
Prepaid land leases, net of current portion		4,966,172		5,197,216
Deferred tax assets		2,321,098		2,367,180
Goodwill		28,944,958		29,559,174
Total non-current assets		149,525,225		165,922,111
Total Assets		$374,775,781		$356,743,226

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses		$14,999,533		$9,929,700
Retention payable		17,237		1,135,956
Capital lease obligation, current portion		112,434		196,778
Taxes payable		7,336,261		4,814,003
Total Current Liabilities		22,465,465		16,076,437
Non-Current Liabilities
Capital lease obligation, net of current portion		2,390,370		2,555,914
Total Liabilities		$24,855,835		$18,632,351

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$		$
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 46,285,202 and 46,276,269 shares issued; and 46,016,053 and 46,007,120 shares outstanding as of June 30,2016 and December 31, 2015, respectively		23,143		23,139
Treasury stock; 269,149 and 269,149 shares as of June 30, 2016 and December 31, 2015 at cost		(599,441)		(599,441)
Additional paid-in capital		94,136,861		94,124,065
Retained earnings unappropriated		233,473,154		215,286,395
Retained earnings appropriated		21,817,660		20,340,436
Accumulated other comprehensive income		1,068,569		8,936,281
Total Stockholders’ Equity		349,919,946		338,110,875
Total Liabilities and Stockholders’ Equity		$374,775,781		$356,743,226

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015

NET REVENUE
Net revenue	$47,600,767	$49,350,070	$82,096,217	$84,260,899

OPERATING INCOME (EXPENSES)
Cost of net revenue	(29,195,255)	(32,280,120)	(53,076,901)	(57,760,978)
Sales, marketing and other operating expenses	(104,369)	(120,746)	(186,270)	(202,176)
Research and development cost	(70,378)	(63,470)	(130,215)	(111,705)
Exploration cost	-	-	-	(325,840)
General and administrative expenses	(1,009,882)	(2,434,246)	(2,925,912)	(4,415,363)
Other operating income	110,239	109,901	220,521	227,203
	(30,269,645)	(34,788,681)	(56,098,777)	(62,588,859)

INCOME FROM OPERATIONS	17,331,122	14,561,389	25,997,440	21,672,040

OTHER INCOME (EXPENSE)
Interest expense	(46,009)	(51,013)	(92,138)	(101,866)
Interest income	122,328	108,182	236,774	235,143
INCOME BEFORE TAXES	17,407,441	14,618,558	26,142,076	21,805,317

INCOME TAXES	(4,210,422)	(3,843,298)	(6,478,093)	(5,714,786)
NET INCOME	$13,197,019	$10,775,260	$19,663,983	$16,090,531

COMPREHENSIVE INCOME:
NET INCOME	$13,197,019	$10,775,260	$19,663,983	$16,090,531
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	(9,760,773)	1,475,380	(7,867,712)	365,032
COMPREHENSIVE INCOME	$3,436,246	$12,250,640	$11,796,271	$16,455,563

EARNINGS PER SHARE:
BASIC	$0.29	$0.23	$0.43	$0.36
DILUTED	$0.28	$0.23	$0.42	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	46,008,102	45,928,234	46,007,611	44,313,537
DILUTED	46,631,091	47,143,073	46,685,709	45,319,208

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2016
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	income	Total

BALANCE AT DECEMBER 31, 2015 Audited	46,276,269	46,007,120	269,149	$23,139	$(599,441)	$94,124,065	$215,286,395	$20,340,436	$8,936,281	$338,110,875
Translation adjustment	-	-	-	-		-	-	-	(7,867,712)	(7,867,712)
Cashless exercise of stock options	8,933	8,933	-	4	-	(4)	-	-	-	-
Issuance of stock options to employees and directors	-	-	-	-	-	12,800	-	-	-	12,800
Net income for six-month period ended June 30, 2016	-	-	-	-	-	-	19,663,983	-	-	19,663,983
Transfer to statutory common reserve fund	-	-	-	-	-	-	(1,477,224)	1,477,224	-	-
BALANCE AT JUNE 30, 2016 Unaudited	46,285,202	46,016,053	269,149	$23,143	$(599,441)	$94,136,861	$233,473,154	$21,817,660	$1,068,569	$349,919,946

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,663,983	$16,090,531
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	91,764	101,460
Amortization of prepaid land leases	255,261	254,087
Depreciation and amortization	13,514,292	14,906,669
Exchange (gain) loss on inter-company balances	(548,734)	24,292
Stock-based compensation expense	12,800	343,800
Deferred tax asset	-	(81,460)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(22,737,450)	(13,943,594)
Inventories	328,685	268,683
Prepayments and deposits	(14,094)	67,150
Other receivables	-	37,713
Accounts payable and accrued expenses	5,353,742	4,172,413
Retention payable	(1,112,087)	(281,241)
Taxes payable	2,662,606	2,568,444
Net cash provided by operating activities	17,470,768	24,528,947

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(616,512)	(632,139)
Purchase of property, plant and equipment	(870,875)	-
Consideration paid for business acquisition	-	(66,305,606)
Cash acquired from acquisition	-	14,074,720
Net cash used in investing activities	(1,487,387)	(52,863,025)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(287,387)	(306,683)
Repurchase of common stock	-	(37,713)
Net cash used in financing activities	(287,387)	(344,396)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,029,146)	120,721
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	12,666,848	(28,557,753)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	133,606,392	146,585,601
CASH AND CASH EQUIVALENTS - END OF PERIOD	$146,273,240	$118,027,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,586,259	$3,766,955
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Issuance of common stock upon cashless exercise of options	$4	$49
Issuance of common stock for acquisition of business	$-	$13,373,140

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

In the opinion of management, the unaudited financial information for the three and six months ended June 30, 2016 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s 2015 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(c)           Allowance for Doubtful Accounts

As of June 30, 2016 and December 31, 2015, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2016 and 2015.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Rural Commercial Bank Company Limited, which are not insured or otherwise protected. The Company placed $146,273,240 and $133,606,392 with these institutions as of June 30, 2016 and December 31, 2015, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and the payment terms are generally short. Approximately 75.3% and 73.3% of the balances of accounts receivable as of June 30, 2016 and December 31, 2015, respectively, are outstanding for less than three months. All outstanding receivables as of June 30, 2016 and December 31, 2015 are within the credit terms. For the balances of accounts receivable aged more than 90 days as of June 30, 2016, approximately 49% were settled in July 2016. For the balances of all accounts receivable as of June 30, 2016, approximately 17% were settled in July 2016.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $250,152 and $241,972 for the three-month period ended June 30, 2016 and 2015, respectively, and totaled $499,615 and $435,120 for the six-month period ended June 30, 2016 and 2015, respectively.

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
JUNE 30, 2016
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

For the three-month and six-month periods ended June 30, 2016 and 2015, the Company determined that there are no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 71,086 and 229,228 shares for the three-month period ended June 30, 2016 and 2015, respectively, and amounted to 64,139 and 294,032 shares for the six-month period ended June 30, 2016 and 2015, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Basic and Diluted Earnings per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
Numerator
Net income	$13,197,019	$10,775,260	$19,663,983	$16,090,531

Denominator
Basic: Weighted-average common shares outstanding during the period	46,008,102	45,928,234	46,007,611	44,313,537
Add: Dilutive effect of stock options	622,989	1,214,839	678,098	1,005,671
Diluted	46,631,091	47,143,073	46,685,709	45,319,208

Earnings per share
Basic	$0.29	$0.23	$0.43	$0.36
Diluted	$0.28	$0.23	$0.42	$0.36

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

(n)           New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The amendments in this Update require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. As of January 1, 2016, the Company adopted the amendments in this Update which has no material impact on the financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. As of January 1, 2016, the Company adopted the amendments in this Update which has no material impact on the financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of June 30, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

The following table represents the fair value of identifiable assets and liabilities of SCRC acquired and goodwill recognized at acquisition date.

Cash	$14,074,720
Accounts receivable	19,365,259
Inventories	1,646,196
Other current assets	82,562
Property, plant and equipment, net	17,891,360
Prepaid land leases, net of current portion	4,800,404
Goodwill	28,944,958
Accounts payable and accrued expenses	(8,670,568)
Taxes payable	(963,458)
Cumulative translation adjustment	2,507,313
Total purchase price	$79,678,746

The net revenue and net income of SCRC since the acquisition date that are included in the consolidated statement of income for the fiscal year 2015 were $51,274,989 and $12,667,379, respectively. Goodwill is not expected to be deductible for tax purpose.

Costs of $121,512 related to the acquisition, which included audit fee and valuation fees, have been charged directly to operations and are included in general and administrative expenses in the consolidated statement of income for the fiscal year 2015.

The following table shows supplemental information of the actual results of operations for the six months ended June 30, 2016 and on a pro forma basis for the six months ended June 30, 2015, as if the acquisition of SCRC had been completed at the beginning of the Company’s interim periods presented:

	For the six months ended
	June 30, 2016	June 30, 2015
	Actual	Pro forma
Net Revenue	$82,096,217	$89,975,162
Net Income	$19,663,983	$17,560,565
EARNINGS PER SHARE
-Basic	$0.43	$0.38
-Diluted	$0.42	$0.37

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

NOTE 3 – INVENTORIES

Inventories consist of:

	June 30, 2016	December 31, 2015

Raw materials	$993,737	$1,014,917
Finished goods	4,926,408	5,486,970
Work-in-process	800,242	691,604
Allowance for obsolete and slow-moving inventory	(12,427)	(12,691)
	$6,707,960	$7,180,800

NOTE 4 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month period ended June 30, 2016 and 2015, amortization of prepaid land leases totaled $123,717 and $127,583, respectively, which amounts were recorded as cost of net revenue. During the six-month period ended June 30, 2016 and 2015, amortization of prepaid land leases totaled $255,261 and $254,087, respectively, which amounts were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land that the Company cannot obtain land use rights certificates cover a total of approximately 59.43 square kilometers with an aggregate carrying value of $1,070,738 and approximately 59.43 square kilometers with an aggregate carrying value of $686,073 as at June 30, 2016 and December 31, 2015, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2016	December 31, 2015
At cost:
Mineral rights	$6,003,828	$6,131,230
Buildings	67,199,375	68,510,164
Plant and machinery	191,237,780	195,295,877
Motor vehicles	8,664	8,847
Furniture, fixtures and office equipment	4,763,536	4,864,619
Construction in process	422,139	57,596
Total	269,635,322	274,868,333
Less: Accumulated depreciation and amortization	(157,086,213)	(146,997,010)
Net book value	$112,549,109	$127,871,323

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $40,346,467 and $42,526,151as at June 30, 2016 and December 31, 2015, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended June 30, 2016, depreciation and amortization expense totaled $6,644,571, of which $6,306,337 and $338,235 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended June 30, 2015, depreciation and amortization expense totaled $7,438,801, of which $7,060,750 and $378,051 were recorded as cost of net revenue and administrative expenses, respectively. During the six-month period ended June 30, 2016, depreciation and amortization expense totaled $13,514,292, of which $12,827,797 and $686,495 were recorded as cost of sales and administrative expenses respectively. During the six-month period ended June 30, 2015, depreciation and amortization expense totaled $14,729,165, of which $13,993,009 and $736,156 were recorded as cost of sales and administrative expenses respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	June 30, 2016	December 31, 2015
At cost:
Buildings	$124,095	$126,729
Plant and machinery	2,332,640	2,382,139
Total	2,456,735	2,508,868
Less: Accumulated depreciation and amortization	(1,712,847)	(1,581,650)
Net book value	$743,888	$927,218

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended June 30, 2016 and 2015, depreciation and amortization expense totaled $83,288 and $88,880, respectively, which was recorded as cost of net revenue. During the six-month period ended June 30, 2016 and 2015, depreciation and amortization expense totaled $166,608 and $177,504, respectively, which was recorded as cost of net revenue.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
Accounts payable	$14,255,753	$8,835,442
Salary payable	269,458	271,369
Social security insurance contribution payable	113,227	114,370
Other payables	361,095	708,519
Total	$14,999,533	$9,929,700

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month and six-month periods ended June 30, 2016, the Company borrowed $200,000 and $455,369, respectively, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest. The amounts due to Jiaxing Lighting was unsecured, interest free and repayable on demand and was fully settled in the three-month period ended June 30, 2016. There was no balance owing to Jiaxing Lighting as of June 30, 2016 and December 31, 2015.

During the fiscal year 2013, the Company entered into an agreement with the Shandong Shouguang Vegetable Seed Industry Group Co., Ltd, a related party, to provide property management services for an annual amount of approximately $100,704 for five years from January 1, 2013 to December 31, 2017. The expenses associated with this agreement for the three months period ended June 30, 2016 and 2015 were approximately $24,000 and $25,500. The expense associated with this agreement for the six months period ended June 30, 2016 and 2015 were approximately $48,000 and $51,000.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2016	2015
Income tax payable	$4,213,833	$2,400,400
Mineral resource compensation fee payable	416,648	255,984
Value added tax payable	1,548,464	1,030,664
Land use tax payable	885,563	904,354
Other tax payables	271,753	222,601
Total	$7,336,261	$4,814,003

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	June 30,	December 31,
	Interest rate	2016	2015
Total capital lease obligations	6.7%	$2,502,804	$2,752,692
Less: Current portion		(112,434)	(196,778)
Capital lease obligations, net of current portion		$2,390,370	$2,555,914

Interest expenses from capital lease obligations amounted to $45,873 and $50,803 for the three-month period ended June 30, 2016 and 2015, respectively, which were charged to the condensed consolidated statement of income. Interest expenses from capital lease obligations amounted to $91,764 and $101,460 for the six-month period ended June 30, 2016 and 2015, respectively, which were charged to the condensed consolidated statement of income.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 11 ––EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stock to 80,000,000. The Company filed an amended and restated Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of June 30, 2016 and December 31, 2015.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and SCRC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2016 for SCHC, SYCI and SCRC is 42%, 50% and 10% of its registered capital respectively.

NOTE 12 – TREASURY STOCK

In January 2015, the Company repurchased 31,000 shares of common stock of the Company at an average price of $1.22 per share for a total cost of $37,713 under the approval of the Board of Directors. The Company recorded the entire purchase price of the treasury stock as a reduction of equity.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number of shares of the Company’s common stock available for grant and issuance of stock options is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of June 30, 2016, the number of shares of the Company’s common stock available for issuance under the Plan is 6,980,989.

The fair value of each option award below is estimated on the date of grant using the Black-Scholes option-pricing model. The risk free rate is based on the yield-to-maturity in continuous compounding of the US Government Bonds with the time-to-maturity similar to the expected tenor of the option granted, volatility is based on the annualized historical stock price volatility of the Company, and the expected life is based on the historical option exercise pattern.

In early March 2016, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.78 per share and the options vested immediately. The options were valued at $7,300 fair value, with assumed 65.69% volatility, a three-year expiration term with expected tenor of 1.33 years, a risk free rate of 0.71% and no dividend yield. For the three-month and six-month period ended June 30, 2016, $0 and $7,300 was recognized as general and administrative expenses.

On May 7, 2016, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.45 per share and the options vested immediately. The options were valued at $5,500 fair value, with assumed 66.40% volatility, a three-year expiration term with an expected tenor of 1.33 years, a risk free rate of 0.58% and no dividend yield. For the three-month and six-month period ended June 30, 2016, $5,500 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2016 and June 30, 2016.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2016	2,399,000	$1.39	$0.95 - $12.60
Granted and vested during the period Ended June 30, 2016	25,000	$1.62	$1.45-1.78
Exercised during the period ended June 30, 2016	(36,000)	$1.20	$0.98-1.43
Expired during the period ended June 30, 2016	(50,000)	$12.60	$12.60
Balance, June 30, 2016	2,338,000	$1.16	$0.95 - $4.80

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – STOCK-BASED COMPENSATION – Continued

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at June 30, 2016	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	2,338,000	$0.95 - $4.80	1.66

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2016 was $1,003,555.

The total intrinsic value of options exercised was $14,292 and $236,535 for the six months ended June 30, 2016 and 2015.

During the three and six months ended June 30, 2016, 8,933 shares of common stock were issued upon cashless exercise of 36,000 options.

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. may be subject to the United States of America Tax law at a tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2016 and 2015, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2016 and 2015.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and six-month periods ended June 30, 2016 and 2015.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2016 and 2015 are 16.5%. There is no dividend withholding tax in Hong Kong.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC, SYCI, SCRC and DCHC in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC, SYCI, SCRC and DCHC are wholly foreign-owned enterprises (“FIE”) incorporated in the PRC and are subject to PRC Foreign Enterprise Income Tax Law.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – INCOME TAXES – Continued

As of June 30, 2016 and December 31, 2015, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC of the FIE of the Company are $272,716,023 and $260,471,507, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2016 and December 31, 2015, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of June 30, 2016 and December 31, 2015, the unrecognized WHT are $12,608,715 and $11,974,695, respectively.

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2012 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns from year 2009 are currently subject to examination.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
Current taxes – PRC	$4,210,422	$3,843,298	$6,478,093	$5,796,246
Deferred taxes – PRC	-	-	-	(81,460)
	$4,210,422	$3,843,298	$6,478,093	$5,714,786

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2016	2015	2016	2015
Statutory income tax rate	25%	25%	25%	25%
Non-taxable item	(1%)	-	-	-
US federal net operating loss	-	1%	-	1%
Effective tax rate	24%	26%	25%	26%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$3,108	$3,173
Impairment on property, plant and equipment	440,531	449,879
Exploration costs	1,877,459	1,917,301
Compensation costs of unexercised stock options	475,442	629,162
US federal net operating loss	10,888,570	10,835,000
Total deferred tax assets	13,685,110	13,834,515
Valuation allowance	(11,364,012)	(11,464,162)
Net deferred tax asset	$2,321,098	$2,370,353

Current deferred tax asset	$-	$3,173
Long-term deferred tax asset	$2,321,098	$2,367,180

The increase in valuation allowance for each of the three-month period ended June 30, 2016 and 2015 is $1,495 and $209,007, respectively.

The decrease in valuation allowance for the six-month period ended June 30, 2016 is $100,150.

The decrease in valuation allowance for the six-month period ended June 30, 2015 is $554,395.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2016 and December 31, 2015.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS

The Company has four reportable segments:  bromine, crude salt, chemical products and natural gas. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker.

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

Three-Month Period Ended June 30, 2016	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$18,480,605	$2,305,688	$26,814,474	$-	$47,600,767	$-	$47,600,767
Net revenue (intersegment)	2,670,931	-	-	-	2,670,931	-	2,670,931
Income(loss) from operations before taxes	8,199,652	(10,099)	8,531,677	(25)	16,721,205	609,917	17,331,122
Income taxes	1,810,252	235,779	2,164,391	-	4,210,422	-	4,210,422
Income (loss) from operations after taxes	6,389,400	(245,878)	6,367,286	(25)	12,510,783	609,917	13,120,700
Total assets	149,221,327	30,673,443	193,703,787	1,058,651	374,657,208	118,573	374,775,781
Depreciation and amortization	4,144,546	1,339,696	1,160,329	-	6,644,571	-	6,644,571
Capital expenditure	-	-	-	813,589	813,589	-	813,589
Goodwill	-	-	28,944,958	-	28,944,958	-	28,944,958

Three-Month Period Ended June 30, 2015	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$15,092,861	$2,909,342	$31,347,867	$-	$49,350,070	$-	$49,350,070
Net revenue (intersegment)	2,518,562	-	-	-	2,518,562	-	2,518,562
Income (loss) from operations before taxes	4,505,928	(4,027)	10,765,654	-	15,267,555	(706,166)	14,561,389
Income taxes	951,896	171,681	2,719,721	-	3,843,298	-	3,843,298
Income (loss) from operations after taxes	3,554,032	(175,708)	8,045,933	-	11,424,257	(706,166)	10,718,091
Total assets	142,221,356	40,055,235	186,715,430	-	368,992,021	33,732	369,025,753
Depreciation and amortization	4,501,603	1,589,490	1,436,588	-	7,527,681	-	7,527,681
Capital expenditure	-	-	-	-	-	-	-
Goodwill	-	-	31,396,066	-	31,396,066	-	31,396,066

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2016	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$31,650,133	$4,072,296	$46,373,788	$-	$82,096,217	$-	$82,096,217
Net revenue (intersegment)	4,493,133	-	-	-	4,493,133	-	4,493,133
Income(loss) from operations before taxes	11,205,170	217,514	14,255,408	(25)	25,678,067	319,373	25,997,440
Income taxes	2,553,622	299,283	3,625,188	-	6,478,093	-	6,478,093
Income (loss) from operations after taxes	8,651,548	(81,769)	10,630,220	(25)	19,199,974	319,373	19,519,347
Total assets	149,221,327	30,673,443	193,703,787	1,058,651	374,657,208	118,573	374,775,781
Depreciation and amortization	8,512,338	2,532,362	2,469,592	-	13,514,292	-	13,514,292
Capital expenditure	52,777	4,509	-	813,589	870,875	-	870,875
Goodwill	-	-	28,944,958	-	28,944,958	-	28,944,958

Six-Month Period Ended June 30, 2015	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$26,126,110	$4,873,073	$53,261,716	$-	$84,260,899	$-	$84,260,899
Net revenue (intersegment)	4,024,239	-	-	-	4,024,239	-	4,024,239
Income (loss) from operations before taxes	4,642,886	183,509	17,812,394	-	22,638,789	(966,749)	21,672,040
Income taxes	1,027,302	180,738	4,506,746	-	5,714,786	-	5,714,786
Income (loss) from operations after taxes	3,615,584	2,771	13,305,648	-	16,924,003	(966,749)	15,957,254
Total assets	142,221,356	40,055,235	186,715,430	-	368,992,021	33,732	369,025,753
Depreciation and amortization	9,236,903	2,990,787	2,678,979	-	14,906,669	-	14,906,699
Capital expenditure	-	-	-	-	-	-	-
Goodwill	-	-	31,396,066	-	31,396,066	-	31,396,066

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2016	2015	2016	2015
Total segment operating income	$16,721,205	$15,267,555	$25,678,067	$22,638,789
Corporate costs	(69,279)	(580,515)	(229,361)	(942,457)
Unrealized gain/(loss) on translation of intercompany balance	679,196	(125,651)	548,734	(24,292)
Income from operations	17,331,122	14,561,389	25,997,440	21,672,040
Other income, net of expense	76,319	57,169	144,636	133,277
Income before taxes	$17,407,441	$14,618,558	$26,142,076	$21,805,317

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,269	$686	$1,696	$5,651	11.9%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$5,692	$1,172	$2,997	$9,861	12.0%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,382	$731	$1,973	$5,086	10.3%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$4,072	$1,195	$3,684	$8,951	10.6%

NOTE 16 – CUSTOMER CONCENTRATION

During the three-month and six-month periods ended June 30, 2016, the Company sold 33.9% and 34.1% of its products to its top five customers, respectively. As of June 30, 2016, amounts due from these customers were $28,870,903. During the three-month and six-month periods ended June 30, 2015, the Company sold 29.2% and 30.0% of its products to its top five customers, respectively. As of June 30, 2015, amounts due from these customers were $23,645,809.This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – MAJOR SUPPLIERS

During the three-month and six-month periods ended June 30, 2016, the Company purchased 54.5% and 54.8% of its raw materials from its top five suppliers, respectively.  As of June 30, 2016, amounts due to those suppliers included in accounts payable were $6,542,424. During the three-month and six-month periods ended June 30, 2015, the Company purchased 54.6% and 56.6% of its raw materials from its top five suppliers, respectively.  As of June 30, 2015, amounts due to those suppliers included in accounts payable were $5,689,387.This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2016 and December 31, 2015.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of June 30, 2016, the Company has leased real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased ten parcels of land under non-cancelable operating leases, which are fixed rentals and expire through December 2021, December 2022, December 2023, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively.

The following table sets forth the Company’s contractual obligations as of June 30, 2016:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$283,052	$952,146	$94,079	$596,263
the next 13 to 24 months	283,052	974,385	47,039	-
the next 25 to 36 months	283,052	994,513	-	-
the next 37 to 48 months	283,052	1,018,798	-	-
the next 49 to 60 months	283,052	1,040,909	-	-
thereafter	2,547,463	17,306,076	-	-
Total	$3,962,723	$22,286,827	$141,118	$596,263
Less: Amount representing interest	(1,459,919)
Present value of net minimum lease payments	$2,502,804

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $264,240 and $251,741, which were charged to the condensed consolidated statements of income for the three months ended June 30, 2016 and 2015, respectively. Rental expenses related to operating leases of the Company amounted to $524,624 and $517,038, which were charged to the condensed consolidated statements of income for the six months ended June 30, 2016 and 2015, respectively.

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

Overview

Gulf Resources conducts operations through its four wholly-owned China subsidiaries, SCHC, SYCI, SCRC and DCHC. Our business is also reported in four segments, Bromine, Crude Salt, Chemical Products and Natural Gas.

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

Through DCHC, we manufacture and sell natural gas.

Our Corporate History

We were incorporated in Nevada. From November 1993 through August 2006, we were engaged in the business of owning, leasing and operating coin and debit card pay-per copy photocopy machines, fax machines, microfilm reader-printers and accessory equipment under the name “Diversifax, Inc.”. Due to the increased use of internet services, demand for our services declined sharply, and in August 2006, our Board of Directors decided to discontinue our operations.

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there has been RMB7,020,200 capital contributed by SCHC during the second quarter of 2016. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC, SYCI, SCRC and new formed DCHC, our historical financial statements and the information presented below reflects the accounts of SCHC, SYCI ,SCRC and DCHC. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2016 and 2015.

Comparison of the Three-Month Period Ended June 30, 2016 and 2015

	Three-Month Period Ended June 30, 2016	Three-Month Period Ended June 30, 2015	Percent Change Increase/ (Decrease)
Net revenue	$47,600,767	$49,350,070	(4%)
Cost of net revenue	$(29,195,255)	$(32,280,120)	(10%)
Gross profit	$18,405,512	$17,069,950	8%
Sales, marketing and other operating expenses	$(104,369)	$(120,746)	(14%)
Research and development costs	$(70,378)	$(63,470)	11%
General and administrative expenses	$(1,009,882)	$(2,434,246)	(59%)
Other operating income	$110,239	$109,901	-
Income from operations	$17,331,122	$14,561,389	19%
Other income	$76,319	$57,169	33%
Income before taxes	$17,407,441	$14,618,558	19%
Income taxes	$(4,210,422)	$(3,843,298)	10%
Net income	$13,197,019	$10,775,260	22%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2016 compared to the same period in 2015:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Increase/ (Decrease)
	June 30, 2016		June 30, 2015		of Net Revenue
Segment		% of total		% of total
Bromine	$18,480,605	39%	$15,092,861	31%	22%
Crude Salt	$2,305,688	5%	$2,909,342	6%	(21%)
Chemical Products	$26,814,474	56%	$31,347,867	63%	(14%)
Total sales	$47,600,767	100%	$49,350,070	100%	(4%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2016	June 30, 2015	Decrease
Bromine (excluded volume sold to SYCI and SCRC after acquisition in January 2015)	4,613	4,751	(3%)
Crude Salt	80,377	90,475	(11%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2016	June 30, 2015	Decrease
Oil and gas exploration additives	3,113	3,893	(20%)
Paper manufacturing additives	897	1,099	(18%)
Pesticides manufacturing additives	646	844	(23%)
Pharmaceutical intermediate	462	540	(14%)
By product	3,484	3,805	(8%)
Overall	8,602	10,181	(16%)

Bromine segment
The increase in net revenue from our bromine segment was mainly due to the increase in the selling price of bromine. The selling price of bromine increased from $3,177 per tonne for the three-month period ended June 30, 2015 to $4,006 per tonne for the same period in 2016, an increase of 26%.

The sales volume of bromine decreased from 4,751 tonnes for the three-month period ended June 30, 2015 to 4,613 tonnes for the same period in 2016, a decrease of 3%. The major reason for the decrease in the sales volume of bromine was mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

The table below shows the changes in the average selling price and changes in the sales volume of bromine for the three-month period ended June 30, 2016 compared to the same period in 2015.

Three-Month Period Ended June 30,
Increase in net revenue of bromine as a result of:	2016 vs. 2015
Increase in average selling price	$3,885,056
Decrease in sales volume	$(497,312)
Total effect on net revenue of bromine	$3,387,744

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in both the sales volume and selling price of crude salt. The sales volume of crude salt decreased by 11% from 90,475 tonnes for the three-month period ended June 30, 2015 to 80,377 tonnes for the same period in 2016. The average selling price of crude salt decreased from $32.16 per tonne for the three-month period ended June 30, 2015 to $28.69 per tonne for the same period in 2016, a decrease of 11%. The major reason for the decrease in the sales volume and selling price were mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

Three-Month Period Ended June 30,
Decrease in net revenue of crude salt as a result of:	2016 vs. 2015
Decrease in average selling price	$(296,462)
Decrease in sales volume	$(307,192)
Total effect on net revenue of crude salt	$(603,654)

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	June 30, 2016		June 30, 2015		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$6,087,314	23%	$7,644,723	24%	(20%)
Paper manufacturing additives	$1,056,309	4%	$1,318,107	4%	(20%)
Pesticides manufacturing additives	$3,422,250	13%	$4,300,074	14%	(20%)
Pharmaceutical intermediates	$11,778,466	44%	$13,418,871	43%	(12%)
By product	$4,470,135	16%	$4,666,092	15%	(4%)
Total sales	$26,814,474	100%	$31,347,867	100%	(14%)

Net revenue from our chemical products segment decreased from $31,347,867 for the three-month period ended June 30, 2015 to $26,814,474 for the same period in 2016, a decrease of approximately 14%. This decrease was primarily attributable to the decreased sales volume of all our chemical products. Net revenue from our oil and gas exploration chemicals contributed $6,087,314 (or 23%) and $7,644,723 (or 24%) of our chemical segment revenue for the three-month periods ended June 30, 2016 and 2015, respectively, with a decrease of $1,557,409, or 20%. Net revenue from our paper manufacturing additives decreased from $1,318,107 for the three-month period ended June 30, 2015 to $1,056,309 for the same period in 2016, a decrease of approximately 20%. Net revenue from our pesticides manufacturing additives decreased from $4,300,074 for the three-month period ended June 30, 2015 to $3,422,250 for the same period in 2016, a decrease of approximately 20%. Net revenue from our pharmaceutical intermediates decreased from $13,418,871 for the three-month period ended June 30, 2015 to $11,778,466 for the same period in 2016, a decrease of approximately 12%. Net revenue from our by products decreased from $4,666,092 for the three-month period ended June 30, 2015 to $4,470,135 for the same period in 2016, a decrease of approximately 4%.

The table below shows the changes in the average selling price and changes in the sales volume of the following major chemical products for the three-month period ended June 30, 2016 from the same period in 2015.

Decrease in net revenue, for the three-month period ended June 30, 2016 vs. 2015, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase /(Decrease) in average selling price	$(28,937)	$(21,724)	$151,031	$100,370
Decrease in sales volume	$(1,528,472)	$(240,074)	$(1,028,855)	$(2,797,401)
Total effect on net revenue of chemical products	$(1,557,409)	$(261,798)	$(877,824)	$(2,697,031)

The table below shows the changes in the average selling price and changes in the sales volume of following major chemical products for the three-month period ended June 30, 2016 from the same period in 2015.

Decrease in net revenue, for the three-month period ended June 30, 2016 vs. 2015, as a result of:	Pharmaceutical intermediates	By products	Total
Increase in average selling price	$323,022	$207,208	$530,230
Decrease in sales volume	$(1,963,427)	$(403,165)	$(2,366,592)
Total effect on net revenue of chemical products	$(1,640,405)	$(195,957)	$(1,836,362)

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2016		June 30, 2015		Net Revenue
Segment		% of total		% of total
Bromine	$9,327,259	32%	$9,613,683	30%	(3%)
Crude Salt	$2,177,214	7%	$2,716,619	8%	(20%)
Chemical Products	$17,690,782	61%	$19,949,818	62%	(11%)
Total	$29,195,255	100%	$32,280,120	100%	(10%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $29,195,255 for the three-month period ended June 30, 2016, a decrease of $3,084,865 (or 10%) as compared to the same period in 2015. This decrease was primarily attributable to the decrease volume of products sold due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2015	47,347	47%
Three-month period ended June 30, 2016	47,347	45%
Variance of the three-month period ended June 30, 2016 and 2015	-	(2%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 2% for the three-month period ended June 30, 2016 as compared with the same period in 2015.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2015 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we plan to carry out enhancement projects for the transmission channels and ducts and our existing bromine extraction in 2016. During the three-month period ended June 30, 2016, no such enhancement work was carried out due to unexpected weather conditions. We expect to resume the enhancement work in the third quarter of 2016 when weather conditions permit.

Bromine segment
For the three-month period ended June 30, 2016, the cost of net revenue for the bromine segment was $9,327,259, a decrease of $286,424 or 3% over the same period in 2015. The major components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $3,164,060 (or 34%), depreciation and amortization of manufacturing plant and machinery of $4,029,071 (or 43%) and electricity of $834,692 (or 9%) for the three-month period ended June 30, 2016. For the three-month period ended June 30, 2015, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $3,148,642 (or 33%), depreciation and amortization of manufacturing plant and machinery of $4,381,296 (or 46%) and electricity of $896,064 (or 9%). The cost structure changed as compared with the same period in 2015 where the contribution from cost of raw materials and finished goods consumed in relation to the total cost of net revenue increased by 1% and depreciation and amortization of manufacturing plant and machinery in relation to the total cost of net revenue decreased by 3%. The decrease in net cost of net revenue was mainly attributable to the decreased volume of products sold, which was partially offset by the increase in the purchase price of raw material.

The table below represents the major production cost component of bromine per tonne sold for the respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	June 30, 2016		June 30, 2015		% Change
		% of total		% of total
Raw materials	$1,106	49%	$1,021	47%	8%
Depreciation and amortization	$764	33%	$790	36%	(3%)
Electricity	$158	7%	$161	7%	(2%)
Others	$246	11%	$214	10%	15%
Production cost of bromine per tonne sold	$2,274	100%	$2,186	100%	4%

Our production cost of bromine per tonne sold was $2,274 for the three-month period ended June 30, 2016, an increase of 4% (or $88) as compared to the same period in 2015, which was mainly to the increase in the purchase price of raw material

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended June 30, 2016 was $2,177,214, representing a decrease of $539,405, or 20%, compared to $2,716,619 for the same period in 2015. The decrease in cost was mainly due to the decrease in volume of crude salt sold due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries. The significant cost components for the three-month period ended June 30, 2016 were depreciation and amortization of $1,554,715 (or 71%), resource taxes calculated based on crude salt sold of $246,130 (or 11%) and electricity of $127,597 (or 6%). The significant cost components for the three-month period ended June 30, 2015 were depreciation and amortization of $1,927,377 (or 71%), resource taxes calculated based on crude salt sold of $295,654 (or 11%) and electricity of $198,678 (or 7%).The table below represents the major production cost component of crude salt per ton sold for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	June 30, 2016		June 30, 2015		% Change
		% of total		% of total
Depreciation and amortization	$19.34	71%	$21.30	71%	(9%)
Resource tax	$3.06	11%	$3.27	11%	(6%)
Electricity	$1.59	6%	$2.20	7%	(28%)
Others	$3.10	12%	$3.26	11%	(5%)
Production cost of crude salt per tonne sold	$27.09	100%	$30.03	100%	(10%)

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2016 was $17,690,782, representing a decrease of $2,259,036 or 11% over the same period in 2015. This decrease was primarily attributable to the decrease in sales volume of all our chemical products.

Gross Profit. Gross profit was $18,405,512, or 39%, of net revenue for three-month period ended June 30, 2016 compared to $17,069,950, or 35%, of net revenue for the same period in 2015.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2016		June 30, 2015		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$9,153,346	50%	$5,479,178	36%	14%
Crude Salt	$128,474	6%	$192,723	7%	(1%)
Chemical Products	$9,123,692	34%	$11,398,049	36%	(2%)
Total Gross Profit	$18,405,512	39%	$17,069,950	35%	4%

Bromine segment
For the three-month period ended June 30, 2016, the gross profit margin for our bromine segment was 50% compared to 36% for the same period in 2015. This 14% increase is mainly due to the selling price of bromine increased from $3,177 per tonne for the three-month period ended June 30, 2015 to $4,006 per tonne for the same period in 2016, an increase of 26%.

Crude salt segment

For the three-month period ended June 30, 2016 the gross profit margin for our crude salt segment was 6% compared to 7% for the same period in 2015.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended June 30, 2016 was 34% compared to 36% for the same period in 2015. This 2% decrease was primarily attributable to the increase in factory overhead per unit produced due to lower volume of production.

Research and Development Costs . The total research and development costs incurred for the three-month period ended June 30, 2016 and 2015 were $70,378 and $63,470, respectively, an increase of 11%. Research and development costs for the three-month period ended June 30, 2016 and 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

General and Administrative Expenses. General and administrative expenses were $1,009,882 for the three-month period ended June 30, 2016, a decrease of $1,424,364 (or 59%) as compared to $2,434,246 for the same period in 2015. This decrease in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees that decreased from $336,400 for the three-month period ended June 30, 2015 to $5,500 for the three-month period ended June 30, 2016 ; and (ii) the unrealized exchange gain in relation to the translation difference of inter-company balances in USD and RMB for the three-month period ended June 30,2016 amounted to $679,196, as compared to the unrealized exchange loss for the same period in 2015 amounted to $125,651; and (iii) franchise tax fee in the amount of $45,369 for the three-month period ended June 30, 2015, with no such expense in 2016 due to the reincorporation of the Company from Delaware to Nevada.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $110,239 for the three-month period ended June 30, 2016, representing an increase of $338 (or 0.3%) from $109,901 for the same period in 2015. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations Income from operations was $17,331,122 for the three-month period ended June 30, 2016 (or 36% of net revenue), an increase of $2,769,733, or approximately 19%, over income from operations for the same period in 2015.

	Income /loss from Operations by Segment
	Three-Month Period Ended June 30, 2016		Three-Month Period Ended June 30, 2015
Segment:		% of total		% of total
Bromine	$8,199,652	49%	$4,505,928	30%
Crude Salt	(10,099)	-	(4,027)	-
Chemical Products	8,531,677	51%	10,765,654	70%
Natural Gas	(25)	-	-	-
Income from operations before corporate costs	16,721,205	100%	15,267,555	100%
Corporate costs	(69,279)		(580,515)
Unrealized(loss)/gain on translation of Intercompany balance	679,196		(125,651)
Income from operations	$17,331,122		$14,561,389

Bromine segment
Income from operations from our bromine segment was $8,199,652 for the three-month period ended June 30, 2016, an increase of $3,693,725 (or approximately 82%) as compared to the same period in 2015. This increase resulted primarily from the higher selling price of bromine in the three-month period ended June 30, 2016 compared to the same period in 2015.

Crude salt segment
Loss from operations from our crude salt segment was $10,099 for the three-month period ended June 30, 2016. Loss from operations from our crude salt segment was $4,027 for the three-month period ended June 30, 2015. This increase in loss resulted primarily from the decreased selling price of crude salt in the three-month period ended June 30, 2016 compared to the same period in 2015.

Chemical products segment
Income from operations from our chemical products segment was $8,531,677 for the three-month period ended June 30, 2016, a decrease of $2,233,977 (or approximately 21%) compared to the same period in 2015. This decrease was primarily attributable to the decrease in sales volume of all of our chemical products.

Other Income, Net Other income, net of $76,319 represented bank interest income, net of capital lease interest expense for the three -month period ended June 30, 2016, an increase of $19,150 (or approximately 33%) as compared to the same period in 2015,.

Net Income Net income was $13,197,019 for the three-month period ended June 30, 2016, an increase of $2,421,759 (or approximately 22%) compared to the same period in 2015. This significant increase was primarily attributable to the increased bromine price and the decrease general and administrative expense incurred for the three-month period ended June 30, 2016 compared with the same period in 2015.

Effective Tax Rate Our effective tax rate for the three-month period ended June 30, 2016 and 2015 were 24% and 26% respectively. The effective tax rate for the three-month period ended June 30, 2016 was 1% lower than the PRC statutory income tax rate of 25% due to non-deductible expense in connection with the unrealized exchange gain for the Company. The effective tax rate for the three-month period ended June 30, 2015 was 1% higher than the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company in which a full valuation allowance was booked .

Comparison of the Six-Month Period Ended June 30, 2016 and 2015

	Six-Month Period Ended June 30, 2016	Six-Month Period Ended June 30, 2015	% Change
Net revenue	$82,096,217	$84,260,899	(3%)
Cost of net revenue	$(53,076,901)	$(57,760,978)	(8%)
Gross profit	$29,019,316	$26,499,921	10%
Sales, marketing and other operating expenses	$(186,270)	$(202,176)	(8%)
Research and development costs	$(130,215)	$(111,705)	17%
Exploration cost	$-	$(325,840)	(100%)
General and administrative expenses	$(2,925,912)	$(4,415,363)	(34%)
Other operating income	$220,521	$227,203	(3%)
Income from operations	$25,997,440	$21,672,040	20%
Other income	$144,636	$133,277	9%
Income before taxes	$26,142,076	$21,805,317	20%
Income taxes	$(6,478,093)	$(5,714,786)	13%
Net income	$19,663,983	$16,090,531	22%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2016 compared to the same period in 2015:

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase /(Decrease)
	June 30, 2016		June 30, 2015		of Net Revenue
Segment		% of total		% of total
Bromine	$31,650,133	39%	$26,126,110	31%	21%
Crude Salt	$4,072,296	5%	$4,873,073	6%	(16%)
Chemical Products	$46,373,788	56%	$53,261,716	63%	(13%)
Total sales	$82,096,217	100%	$84,260,899	100%	(3%)

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2016	June 30, 2015	Decrease
Bromine (excluded volume sold to SYCI and SCRC after acquisition in January 2015)	8,041	8,422	(5%)
Crude Salt	139,577	153,202	(9%)

	Six-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2016	June 30, 2015	Increase/(Decrease)
Oil and gas exploration additives	5,547	7,374	(25%)
Paper manufacturing additives	1,600	2,090	(23%)
Pesticides manufacturing additives	1,154	1,614	(29%)
Pharmaceutical intermediate	837	852	(2%)
By product	6,279	6,146	2%
Overall	15,417	18,076	(15%)

Bromine segment
The increase in net revenue from our bromine segment was mainly due to the increase in the selling price of bromine. The selling price of bromine increased from $3,102 per tonne for the six-month period ended June 30, 2015 to $3,936 per tonne for the same period in 2016, an increase of 27%.

The sales volume of bromine decreased from 8,422 tonnes for the six-month period ended June 30, 2015 to 8,041 tonnes for the same period in 2016, a decrease of 5%. The major reason for the decrease in the sales volume of bromine was mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

The table below shows the changes in the average selling price and changes in the sales volume of bromine for the six-month period ended June 30, 2016 compared to the same period in 2015.

Six-Month Period Ended June 30,
Increase in net revenue of bromine as a result of:	2016 vs. 2015
Increase in average selling price	$6,863,564
Decrease in sales volume	$(1,339,541)
Total effect on net revenue of bromine	$5,524,023

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in both the sales volume and selling price of crude salt. The sales volume of crude salt decreased by 9% from 153,202 tonnes for the six-month period ended June 30, 2015 to 139,577 tonnes for the same period in 2016. The average selling price of crude salt decreased from $31.81 per tonne for the six-month period ended June 30, 2015 to $29.18 per tonne for the same period in 2016, a decrease of 8%. The major reason for the decrease in the sales volume and selling price were mainly due to the continuing macro-economic tightening policy imposed by the PRC government beginning in the second half of 2011 to slow down the economy, which has affected our customers’ industries.

Six-Month Period Ended June 30,
Increase/Decrease in net revenue of crude salt as a result of:	2016 vs. 2015
Decrease in average selling price	$(385,327)
Decrease in sales volume	$(415,450)
Total effect on net revenue of crude salt	$(800,777)

Chemical products segment
	Product Mix of Chemical Products Segment				Percent
	Six-Month Period Ended		Six-Month Period Ended		Change of
	June 30, 2016		June 30, 2015		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$10,763,392	23%	$14,213,220	27%	(24%)
Paper manufacturing additives	$1,868,845	4%	$2,457,912	4%	(24%)
Pesticides manufacturing additives	$6,052,512	13%	$8,002,252	15%	(24%)
Pharmaceutical intermediates	$19,783,779	43%	$21,118,012	40%	(6%)
By product	$7,905,260	17%	$7,470,320	14%	6%
Total sales	$46,373,788	100%	$53,261,716	100%	(13%)

Net revenue from our chemical products segment decreased from $53,261,716 for the six-month period ended June 30, 2015 to $46,373,788 for the same period in 2016, a decrease of approximately 13%. This decrease was primarily attributable to the decreased sales volume of all our chemical products except by products. Net revenue from our oil and gas exploration chemicals contributed $10,763,392 (or 23%) and $14,213,220 (or 27%) of our chemical segment revenue for the six-month periods ended June 30, 2016 and 2015, respectively, with a decrease of $3,449,828, or 24%. Net revenue from our paper manufacturing additives decreased from $2,457,912 for the six-month period ended June 30, 2015 to $1,868,845 for the same period in 2016, a decrease of approximately 24%. Net revenue from our pesticides manufacturing additives increased from $8,002,252 for the six-month period ended June 30, 2015 to $6,052,512 for the same period in 2016, a decrease of approximately 24%. Net revenue from our pharmaceutical intermediates decreased from $21,118,012 for the six-month period ended June 30, 2015 to $19,783,779 for the same period in 2016, a decrease of approximately 6%. Net revenue from our by products increased from $7,470,320 for the six-month period ended June 30, 2015 to $7,905,260 for the same period in 2016, an increase of approximately 6%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of SYCI for the six-month period ended June 30, 2016 from the same period in 2015.

Decrease in net revenue, for the six-month period ended June 30, 2016 vs. 2015, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Decrease in average selling price	$83,476	$(14,772)	$396,912	$465,616
Increase/(Decrease) in sales volume	$(3,533,305)	$(574,295)	$(2,346,652)	$(6,454,252)
Total effect on net revenue of chemical products	$(3,449,829)	$(589,067)	$(1,949,740)	$(5,988,636)

The table below shows the changes in the average selling price and changes in the sales volume of the following major chemical products for the six-month period ended June 30, 2016 from the same period in 2015 (only five months were included since we acquired SCRC in January 2015).

Increase/(Decrease) in net revenue, for the six-month period ended June 30, 2016 vs. 2015, as a result of:	Pharmaceutical intermediates	By products	Total
Increase /(Decrease)in average selling price	$(971,060)	$269,767	$(701,293)
Increase /(Decrease) in sales volume	$(363,172)	$165,173	$(197,999)
Total effect on net revenue of chemical products	$(1,334,232)	$434,940	$(899,292)

The table below shows the changes in the average selling price and changes in the sales volume of the following major chemical products for the six-month period ended June 30, 2016 from the same period in 2015 (six months were included).

Decrease in net revenue, for the six-month period ended June 30, 2016 vs. 2015, as a result of:	Pharmaceutical intermediates	By products	Total
Increase /(Decrease)in average selling price	$(843,291)	$319,687	$(523,604)
Decrease in sales volume	$(5,081,704)	$(1,338,162)	$(6,419,866)
Total effect on net revenue of chemical products	$(5,924,995)	$(1,018,475)	$(6,943,470)

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2016		June 30, 2015		Net Revenue
Segment		% of total		% of total
Bromine	$18,485,272	35%	$19,169,659	33%	(4%)
Crude Salt	$3,620,848	7%	$4,317,740	8%	(16%)
Chemical Products	$30,970,781	58%	$34,273,579	59%	(10%)
Total	$53,076,901	100%	$57,760,978	100%	(8%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $53,076,901 for the six-month period ended June 30, 2016, a decrease of $4,684,077 (or 8%) as compared to the same period in 2015. This decrease was primarily attributable to the decrease volume of products sold due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2015	47,347	41%
Six-month period ended June 30, 2016	47,347	39%
Variance of the six-month period ended June 30, 2016 and 2015	-	(2%	)

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 2% for the six-month period ended June 30, 2016 as compared with the same period in 2015.

Bromine segment
For the six-month period ended June 30, 2016, the cost of net revenue for the bromine segment was $18,485,272, a decrease of $684,387 or 4% over the same period in 2015. The major components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $6,304,653 (or 34%), depreciation and amortization of manufacturing plant and machinery of $8,276,572 (or 45%) and electricity of $1,444,784 (or 8%) for the six-month period ended June 30, 2015. For the six-month period ended June 30, 2015, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $6,330,499 (or 33%), depreciation and amortization of manufacturing plant and machinery of $8,990,182 (or 47%) and electricity of $1,582,660 (or 8%). The cost structure changed as compared with the same period in 2015 where the contribution from cost of raw materials and finished goods consumed in relation to the total cost of net revenue increased by 1% and depreciation and amortization of manufacturing plant and machinery in relation to the total cost of net revenue decreased by 2%. The decrease in net cost of net revenue was attributable mainly to the decrease in volume of products sold.

The table below represents the major production cost component of bromine per tonne sold for the respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of bromine segment	June 30, 2016		June 30, 2015		% Change
		% of total		% of total
Raw materials	$1,176	47%	$1,065	44%	10%
Depreciation and amortization	$902	36%	$925	39%	(2%)
Electricity	$157	6%	$163	7%	(3%)
Others	$268	11%	$232	10%	16%
Production cost of bromine per tonne sold	$2,503	100%	$2,385	100%	5%

Our production cost of bromine per tonne sold was $2,503 for the six-month period ended June 30, 2016, an increase of 5% (or $118) as compared to the same period in 2015.

Crude salt segment

For the six-month period ended June 30, 2016, the cost of net revenue for our crude salt segment was $3,620,848, representing a decrease of $696,892, or 16%, compared to $4,317,740 for the same period in 2015. The decrease in cost was mainly due to the decrease in volume of crude salt sold due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries. The significant cost components for the six-month period ended June 30, 2016 were depreciation and amortization of $2,627,850 (or 73%), resource taxes calculated based on crude salt sold of $427,483 (or 12%) and electricity of $174,900 (or 5%). The significant cost components for the six-month period ended June 30, 2015 were depreciation and amortization of $3,094,508 (or 72%), resource taxes calculated based on crude salt sold of $500,043 (or 12%) and electricity of $268,117 (or 6%).The table below represents the major production cost component of crude salt per ton sold for respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of crude salt segment	June 30, 2016		June 30, 2015		% Change
		% of total		% of total
Depreciation and amortization	$18.83	73%	$20.20	72%	(7%)
Resource tax	$3.06	12%	$3.26	12%	(6%)
Electricity	$1.25	5%	$1.75	6%	(28%)
Others	$2.80	10%	$2.97	10%	(6%)
Production cost of crude salt per tonne sold	$25.94	100%	$28.18	100%	(8%)

Chemical products segment

Cost of net revenue for our chemical products segment for the six-month period ended June 30, 2016 was $30,970,781, representing a decrease of $3,302,798 or 10% over the same period in 2015. This decrease was primarily attributable to the decrease in volume of all our chemical products except by products.

Gross Profit. Gross profit was $29,019,316, or 35%, of net revenue for six-month period ended June 30, 2016 compared to $26,499,921, or 31%, of net revenue for the same period in 2015.The increase in gross profit percentage was primarily attributable to an increase in the margin percentage of bromine.

	Gross Profit by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2016		June 30, 2015		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$13,164,861	42%	$6,956,451	27%	15%
Crude Salt	$451,448	11%	$555,333	11%	0%
Chemical Products	$15,403,007	33%	$18,988,137	36%	(3%)
Total Gross Profit	$29,019,316	35%	$26,499,921	31%	4%

Bromine segment
The gross profit margin for our bromine segment for the six-month period ended June 30, 2016 was 42% compared to 27% for the same period in 2015.This 15% increase was mainly due to the increase in bromine price.

Crude salt segment
For the six-month period ended June 30, 2016, the gross profit margin for our crude salt segment was 11% compared to 11% for the same period in 2015.

Chemical products segment
The gross profit margin for our chemical products segment for the six-month period ended June 30, 2016 was 33% compared to 36% for the same period in 2015. This 3% decrease was primarily attributable to the increase in factory overhead per unit produced due to lower volume of production.

Research and Development Costs. For the six-month period ended June 30, 2016 and 2015, the total research and development costs incurred were $130,215 and $111,705, respectively, an increase of 17%. Research and development costs for the six-month period ended June 30, 2016 and 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

Exploration Costs The total exploration costs incurred for the three-month periods ended June 30, 2016 and 2015 were $0 and $325,840. As of June 30, 2016 the Company incurred a total of $7,848,873 in exploration cost for the drilling of natural gas resources. On January 30, 2015, the Company announced that it found natural gas resources under its bromine well in the Sichuan area and received a testing report in early May 2015 which confirmed the economics of the natural gas under this well. The Company is constructing the roads and related infrastructure needed to begin operations in the remote and mountainous region of Daying county. The Company expects to begin production on the first well in the fourth quarter of 2016.

General and Administrative Expenses. General and administrative expenses were $2,925,912 for the six-month period ended June 30, 2016, a decrease of $1,489,451 (or 34%) as compared to $4,415,363 for the same period in 2015. This decrease in general and administrative expenses was primarily due to (i) audit fee incurred in the amount of $115,000 related to the audit of SCRC acquired in the six-month period ended June 30, 2015; and (ii) a non-cash expense related to stock options granted to employees decreased from $343,800 for the six-month period ended June 30, 2015 to $12,800 for the same period of 2016; and (iii) the unrealized exchange gain in relation to the translation difference of inter-company balances in USD and RMB for the six-month period ended June 30,2016 amounted to $548,724, as compared to the unrealized exchange loss for the same period in 2015 amounted to $24,292; and (iii) incurred franchise tax fee in the amount of $166,369 for the six-month period ended June 30, 2015, with no such expense in 2016 due to the reincorporation of the Company from Delaware to Nevada.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $220,521 for the six-month period ended June 30, 2016, representing a decrease of $6,682 (or 3%) from $227,203 for the same period in 2015.
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

Income from Operations. Income from operations was $25,997,440 for the six-month period ended June 30, 2016 (or 32% of net revenue), an increase of $4,325,400, or approximately 20%, over income from operations for the same period in 2015. This increase was primarily attributable to the increased bromine price and the decrease general and administrative expense incurred for the six-month period ended June 30, 2016 compared with the same period in 2015.

	Income from Operations by Segment
	Six-Month Period Ended June 30, 2016		Six-Month Period Ended June 30, 2015
Segment:		% of total		% of total
Bromine	$11,205,170	44%	$4,642,886	20%
Crude Salt	217,514	-	183,509	1%
Chemical Products	14,255,408	56%	17,812,394	79%
Natural Gas	(25)	-	-	-
Income from operations before corporate costs	25,678,067	100%	22,638,789	100%
Corporate costs	(229,361)		(942,457)
Unrealized (loss)/gain on translation of intercompany balance	548,734		(24,292)
Income from operations	$25,997,440		$21,672,040

Bromine segment
Income from operations from our bromine segment was $11,205,170 for the six-month period ended June 30, 2016, an increase of $6,562,284 (or approximately 141%) compared to the same period in 2015. This was mainly due to the higher selling price of bromine in the six-month period ended June 30, 2016 compared to the same period in 2015.

Crude salt segment
For the six-month period ended June 30, 2016, income from operations from our crude salt segment was $217,514, an increase of $34,005 (or approximately 19%) compared to the same period in 2015.  This was mainly due to exploration cost incurred during the six-month period ended June 30, 2015, no such cost was incurred during the same period of 2016.

Chemical products segment
Income from operations from our chemical products segment was $14,255,408 for the six-month period ended June 30, 2016, a decrease of $3,556,986 (or approximately 20%) compared to the same period in 2015. This decrease was primarily attributable to the decrease in sales volume of all of our chemical products except by products.

Other Income, Net. Other income, net of $144,636 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2016, an increase of $11,359 (or approximately 9%) as compared to the same period in 2015.

Net Income. Net income was $19,663,983 for the six-month period ended June 30, 2016, an increase of $3,573,452 (or approximately 22%) compared to the same period in 2015. This significant increase was primarily attributable to the increased bromine price and the decrease general and administrative expense incurred for the six-month period ended June 30, 2016 compared with the same period in 2015.

Effective Tax Rate. Our effective tax rate for the six-month period ended June 30, 2016 and 2015 was 25% and 26%, respectively. The effective tax rate of 25% for the six-month period ended June 30, 2016 consistent with the PRC statutory income tax rate.
The effective tax rate for the six-month period ended June 30, 2015 was 1% higher than the PRC statutory income tax rate of 25% due to the US federal net operating loss incurred by the Company in which a full valuation allowance was booked.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, cash and cash equivalents were $146,273,240 as compared to $133,606,392 as of December 31, 2015. The components of this increase of $12,666,848 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2016	2015
Net cash provided by operating activities	$17,470,768	$24,528,947
Net cash used in investing activities	$(1,487,387)	$(52,863,025)
Net cash used in financing activities	$(287,387)	$(344,396)
Effects of exchange rate changes on cash and cash equivalents	$(3,029,146)	$120,721
Net increase(decrease)in cash and cash equivalents	$12,666,848	$(28,557,753)

For the six-month period ended June 30, 2016, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the six-month period ended June 30, 2016 and 2015, we had positive cash flow from operating activities of approximately $17.5 million and $24.5 million, respectively.

During the six-month period ended June 30, 2016, cash flow from operating activities of approximately $17.5 million was less than our net income of approximately $19.7 million, mainly due to (i) cash using in working capital of approximately $15.5 million, which mainly consisted of the increase in accounts receivable, partially offset by the increase in accounts payable and accrued expenses and tax payable; partially offset by (ii) substantial non-cash charges of approximately $13.3 million, mainly in the form of depreciation and amortization of property, plant and equipment;

During the six-month period ended June 30, 2015, cash flow from operating activities of approximately $24.5 million exceeded our net income of approximately $16.09 million, mainly due to (i) substantial non-cash charges of approximately $15.5 million, mainly in the form of depreciation and amortization of property, plant and equipment; partially offset by (ii) cash using in working capital of approximately $7.1 million, which mainly consisted of the increase in accounts receivable, partially offset by the increase in accounts payable and accrued expenses and tax payable.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
		% of total		% of total
Aged 1-30 days	$18,632,784	26%	$12,711,454	26%
Aged 31-60 days	$19,375,458	27%	$12,436,059	25%
Aged 61-90 days	$15,694,960	22%	$11,470,333	23%
Aged 91-120 days	$12,120,448	17%	$8,208,711	16%
Aged 121-150 days	$4,392,737	6%	$5,153,801	10%
Aged 151-180 days	$1,119,291	2%	$-	-
Total	$71,335,678	100%	$49,980,358	100%

The overall accounts receivable balance as of June 30, 2016 increased by $21,355,320 (or 43%), as compared to those as of December 31, 2015. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the average turnover days of accounts receivable from customers from 103 days for the fiscal year 2015 to 134 days for the six-month period ended June 30, 2016. Normally, a 90 to 180-day credit period is granted to customers with good payment history. Approximately 49% of the balances of accounts receivable as of June 30, 2016 aged more than 90 days were settled in July 2016. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the six-month period ended June 30, 2016 is required.

Inventory

Our inventory consists of the following:

	June 30, 2016		December 31, 2015
		% of total		% of total
Raw materials	$993,737	15%	$1,014,917	14%
Finished goods	$4,926,408	73%	$5,486,970	76%
Work-in-process	800,242	12%	691,604	10%
	$6,720,387	100%	$7,193,491	100%
Allowance for obsolete and slowing-moving inventory	$(12,427)	-	$(12,691)	-
Total	$6,707,960	100%	$7,180,800	100%

The net inventory level as of June 30, 2016 decreased by $472,840 (or 7%), as compared to the net inventory level as of December 31, 2015.

Raw materials decreased by 2% as of June 30, 2016 as compared to December 31, 2015. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of June 30, 2016 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 33% for the six-month period ended June 30, 2016 (36% for fiscal year 2015). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. The gross profit margin for bromine for the six-month period ended June 30, 2016 increased to 42%, as compared with 30% in fiscal year 2015, we anticipated that the price though 2016 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is around 3%. The average selling price of crude salt per tonne decreased from $32.16 in the second quarter of 2015 to $28.69 in the same period in 2016. If the selling price continues to decrease, there will be an impact on our crude salt realization value.

Net Cash Used in Investing Activities

 For the six-month period ended June 30, 2016, we used approximately $0.6 million cash for the prepayment of land leases. For the six-month period ended June 30, 2016, we also used approximately $0.06 million to acquire property, plant and equipment and $0.81 million cash for the construction of roads and related infrastructure needed to begin operations in the remote and mountainous region of Daying county.

 For the six-month period ended June 30, 2015, we used approximately $0.6 million cash for the prepayment of land leases. We also used approximately $66.3 million to acquire SCRC. We received approximately $14.1 million from the acquisition of SCRC.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the six-month period ended June 30, 2016 and 2015.

For the six-month period ended June 30, 2015, we used $0.04 million to repurchase 31,000 shares of common stock of the Company with the approval of the Board of Directors.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $202.8 million at June 30, 2016 as compared to approximately $174.7 million at December 31, 2015. The increase was mainly attributable to the cash provided by operating activities during the six-month period ended June 30, 2016.

 We had available cash of approximately $146.3 million at June 30, 2016, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province.

In the future we intend to focus our efforts on the activities of SCHC, SYCI, SCRC and DCHC as these segments continue to expand within the Chinese market.

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

Contractual Obligations and Commitments
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2016 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

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

GULF RESOURCES, INC.

Dated: August 10, 2016	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 10, 2016	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)