Form 10-Q
period 2016-09-30
GULF RESOURCES, INC.
filed 2016-11-14
CIK 885462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes  ☐  No ☒

As of November 8, 2016, the registrant had outstanding 46,789,137 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2016 Unaudited	December 31, 2015 Audited
Current Assets
Cash	$141,083,587	$133,606,392
Accounts receivable	71,396,808	49,980,358
Inventories, net	5,772,072	7,180,800
Prepayments and deposits	70,086	-
Prepaid land leases	372,203	49,833
Other receivable	559	599
Deferred tax assets	-	3,173
Total Current Assets	218,695,315	190,821,115
Non-Current Assets
Property, plant and equipment, net	122,424,766	127,871,323
Property, plant and equipment under capital leases, net	657,249	927,218
Prepaid land leases, net of current portion	4,881,908	5,197,216
Deferred tax assets	2,304,937	2,367,180
Goodwill	28,743,418	29,559,174
Total non-current assets	159,012,278	165,922,111
Total Assets	$377,707,593	$356,743,226

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$10,492,195	$9,929,700
Retention payable	771,395	1,135,956
Capital lease obligation, current portion	153,310	196,778
Taxes payable	6,099,471	4,814,003
Total Current Liabilities	17,516,371	16,076,437
Non-Current Liabilities
Capital lease obligation, net of current portion	2,373,726	2,555,914
Total Liabilities	$19,890,097	$18,632,351

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 and 46,276,269 shares issued; and 46,793,791 and 46,007,120 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	23,525	23,139
Treasury stock; 259,149 and 269,149 shares as of September 30, 2016 and December 31, 2015 at cost	(577,141)	(599,441)
Additional paid-in capital	94,133,779	94,124,065
Retained earnings unappropriated	243,172,187	215,286,395
Retained earnings appropriated	22,634,340	20,340,436
Accumulated other comprehensive loss/ income	(1,569,194)	8,936,281
Total Stockholders’ Equity	357,817,496	338,110,875
Total Liabilities and Stockholders’ Equity	$377,707,593	$356,743,226

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015

NET REVENUE
Net revenue	$38,811,622	$42,601,598	$120,907,839	$126,862,497

OPERATING INCOME (EXPENSES)
Cost of net revenue	(23,107,921)	(27,000,576)	(76,184,822)	(84,761,554)
Sales, marketing and other operating expenses	(83,087)	(91,919)	(269,357)	(294,095)
Research and development cost	(68,115)	(69,403)	(198,330)	(181,108)
Exploration cost	-	-	-	(325,840)
Write-off/Impairment on property, plant and equipment	(90,395)	(819,701)	(90,395)	(819,701)
General and administrative expenses	(1,613,933)	(831,955)	(4,539,845)	(5,247,318)
Other operating income	108,029	115,114	328,550	342,317
	(24,855,422)	(28,698,440)	(80,954,199)	(91,287,299)

INCOME FROM OPERATIONS	13,956,200	13,903,158	39,953,640	35,575,198

OTHER INCOME (EXPENSE)
Interest expense	(42,012)	(46,675)	(134,150)	(148,541)
Interest income	120,054	113,311	356,828	348,454
INCOME BEFORE TAXES	14,034,242	13,969,794	40,176,318	35,775,111

INCOME TAXES	(3,518,529)	(3,290,372)	(9,996,622)	(9,005,158)
NET INCOME	$10,515,713	$10,679,422	$30,179,696	$26,769,953

COMPREHENSIVE INCOME:
NET INCOME	$10,515,713	$10,679,422	$30,179,696	$26,769,953
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	(2,637,763)	(14,565,025)	(10,505,475)	(14,199,993)
COMPREHENSIVE INCOME/(LOSS)	$7,877,950	$(3,885,603)	$19,674,221	$12,569,960

EARNINGS PER SHARE:
BASIC	$0.23	$0.23	$0.65	$0.60
DILUTED	$0.23	$0.23	$0.65	$0.58

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	46,301,217	46,007,120	46,106,194	44,884,268
DILUTED	46,309,250	46,905,362	46,560,937	45,854,130

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2016
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	income	Total

BALANCE AT DECEMBER 31, 2015 Audited	46,276,269	46,007,120	269,149	$23,139	$(599,441)	$94,124,065	$215,286,395	$20,340,436	$8,936,281	$338,110,875
Translation adjustment	-	-	-	-		-	-	-	(10,505,475)	(10,505,475)
Common stock issued	-	10,000	(10,000)	-	22,300	(7,300)	-	-	-	15,000
Cashless exercise of stock options	776,671	776,671	-	386	-	(386)	-	-	-	-
Issuance of stock options to employees and directors	-	-	-	-	-	17,400	-	-	-	17,400
Net income for nine-month period ended September 30, 2016	-	-	-	-	-	-	30,179,696	-	-	30,179,696
Transfer to statutory common reserve fund	-	-	-	-	-	-	(2,293,904)	2,293,904	-	-
BALANCE AT SEPTEMBER 30, 2016 Unaudited	47,052,940	46,793,791	259,149	$23,525	$(577,141)	$94,133,779	$243,172,187	$22,634,340	$(1,569,194)	$357,817,496

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,179,696	$26,769,953
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	133,504	147,808
Amortization of prepaid land leases	514,454	510,506
Depreciation and amortization	19,031,650	21,954,512
Write-off/Impairment loss on property, plant and equipment	90,395	819,701
Unrealized translation difference	(729,764)	(1,037,429)
Stock-based compensation expense-options	17,400	353,300
Shares issued from treasury stock for services	15,000	-
Deferred tax asset	-	(81,460)
Changes in assets and liabilities:
Accounts receivable	(23,296,361)	(15,762,057)
Inventories	1,219,588	(623,454)
Prepayments and deposits	(20,850)	80,711
Other receivable	-	37,713
Accounts payable and accrued expenses	941,315	(56,477)
Retention payable	(356,348)	248,266
Taxes payable	1,474,602	1,554,226
Net cash provided by operating activities	29,214,281	34,915,819

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(673,934)	(683,129)
Purchase of property, plant and equipment	(16,749,192)	(2,792,700)
Consideration paid for business acquisition	-	(66,305,606)
Cash acquired from acquisition	-	14,074,720
Net cash used in investing activities	(17,423,126)	(55,706,715)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(287,387)	(306,683)
Repurchase of common stock	-	(37,713)
Net cash used in financing activities	(287,387)	(344,396)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,026,574)	(4,558,171)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	7,477,195	(25,693,463)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	133,606,392	146,585,601
CASH AND CASH EQUIVALENTS - END OF PERIOD	$141,083,587	$120,892,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$8,740,519	$7,527,690
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon cashless exercise of options	$386	$49
Issuance of common stock for acquisition of business	$-	13,373,140

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation and Consolidation

The accompanying condensed financial statements have been prepared by Gulf Resources, Inc., a Nevada corporation and its subsidiaries (collectively, the “Company”), in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“US GAAP”).

In the opinion of management, the unaudited financial information for the three and nine months ended September 30, 2016 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2015 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The Company also exercises judgments in the preparation of these condensed financial statements in certain areas including classification of leases and related party transactions.

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

On September 2, 2016 the Company announced the planned merger of SYCI and SCRC. As of September 30, 2016, this merger has not yet been finalized. This merger has no material impact on the Company’s financial statements as of and for the three and nine months ended September 30, 2016.

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), manufactures chemical products for use in the oil industry, pesticides and paper manufacturing industry through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI"), and manufactures chemical products used for human and animal antibiotics through its wholly-owned subsidiary, Shouguang City Rongyuan Chemical Co, Ltd (“SCRC”) in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in PRC. The DCHC business is not fully operational yet.

(c)           Allowance for Doubtful Accounts

As of September 30, 2016 and December 31, 2015, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2016 and 2015.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $141,083,587 and $133,606,392 with these institutions as of September 30, 2016 and December 31, 2015, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition there are generally short payment terms. The ordinary credit term ranges from 90 to 180 days.  Approximately 65.9% and 73.3% of the balances of accounts receivable as of September 30, 2016 and December 31, 2015, respectively, are less than or equal to 90 days. Approximately 27% of the accounts receivable as of September 30, 2016 was collected in October 2016. Approximately 54% of the accounts receivable as of September 30, 2016 which is more than 90 days old were settled in October 2016.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $269,254 and $258,977 for the three-month period ended September 30, 2016 and 2015, respectively, and totaled $768,870 and $727,526 for the nine-month period ended September 30, 2016 and 2015, respectively.

(g)           Revenue Recognition

The Company recognizes revenue, net of value-added tax, when persuasive evidence of an arrangement exists, delivery of the goods has occurred and customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

For the three-month and nine-month periods ended September 30, 2016, certain property, plant and machinery, with net book values of $90,395 were replaced during the enhancement project to protective shells for transmission channels, write-offs of the same amounts, were made and included in write-off/impairment on property, plant and equipment.

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

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive outstanding stock options had been exercised. Potentially dilutive outstanding stock options that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options are greater than the market price of the common stock. The number of anti-dilutive outstanding stock options which were excluded from the calculation of diluted earnings was 75,000 and 137,500 for the three-month period ended September 30, 2016 and 2015 respectively, and 136,875 and 125,000 for the nine-month period ended September 30, 2016 and 2015 respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Basic and Diluted Earnings per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
Numerator
Net income	$10,515,713	$10,679,422	$30,179,696	$26,769,953

Denominator
Basic: Weighted-average common shares outstanding during the period	46,301,217	46,007,120	46,106,194	44,884,268
Add: Dilutive effect of stock options	8,033	898,242	454,743	969,862
Diluted	46,309,250	46,905,362	46,560,937	45,854,130

Earnings per share
Basic	$0.23	$0.23	$0.65	$0.60
Diluted	$0.23	$0.23	$0.65	$0.58

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

(l)           Exploration Costs

Exploration costs, which included the cost of researching for appropriate places to drill wells and the cost of well drilling in search of potential natural brine or other resources, are charged to the income statement as incurred. Once the commercial viability of a project has been confirmed, all subsequent costs are capitalized.
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

Recently Issued Accounting Pronouncements Not Yet Adopted
As of September 30, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

The following table represents the fair value of identifiable assets and liabilities of SCRC acquired and goodwill recognized at acquisition date.

Cash	$14,074,720
Accounts receivable	19,365,259
Inventories	1,646,196
Other current assets	82,562
Property, plant and equipment, net	17,891,360
Prepaid land leases, net of current portion	4,800,404
Goodwill	28,743,418
Accounts payable and accrued expenses	(8,670,568)
Taxes payable	(963,458)
Cumulative translation adjustment	2,708,853
Total purchase price	$79,678,746

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

The following table shows supplemental information of the actual results of operations for the nine months ended September 30, 2016 and on a pro forma basis for the nine months ended September 30, 2015, as if the acquisition of SCRC had been completed at the beginning of the Company’s interim periods presented:

	For the nine months ended
	September 30, 2016	September 30, 2015
	Actual	Pro forma
Net Revenue	$120,907,839	$132,576,760
Net Income	$30,179,696	$28,239,987
EARNINGS PER SHARE
-Basic	$0.65	$0.61
-Diluted	$0.65	$0.60

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

NOTE 3 – INVENTORIES

Inventories consist of:

	September 30, 2016	December 31, 2015

Raw materials	$879,085	$1,014,917
Finished goods	4,161,087	5,486,970
Work-in-process	744,241	691,604
Allowance for obsolete and slow-moving inventory	(12,341)	(12,691)
	$5,772,072	$7,180,800

NOTE 4 – PREPAID LAND LEASES

The Company prepaid its land leases with lease terms for periods ranging from one to fifty years to use the land on which the production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month period ended September 30, 2016 and 2015, amortization of prepaid land leases totaled $259,194 and $257,083, respectively, which amounts were recorded as cost of net revenue. During the nine-month period ended September 30, 2016 and 2015, amortization of prepaid land leases totaled $514,454 and $511,170, respectively, which amounts were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land that the Company cannot obtain land use rights certificates cover a total of approximately 59.43 square kilometers with an aggregate carrying value of $886,580 and approximately 59.43 square kilometers with an aggregate carrying value of $686,073 as at September 30, 2016 and December 31, 2015, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2016	December 31, 2015
At cost:
Mineral rights	$5,962,024	$6,131,230
Buildings	67,954,932	68,510,164
Plant and machinery	203,242,535	195,295,877
Motor vehicles	8,603	8,847
Furniture, fixtures and office equipment	4,730,368	4,864,619
Construction in process	172,925	57,596
Total	282,071,387	274,868,333
Less: Accumulated depreciation and amortization	(159,646,621)	(146,997,010)
Net book value	$122,424,766	$127,871,323
``````````````````````````````````````````````````````````````````

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $39,389,001 and $42,526,151 as at September 30, 2016 and December 31, 2015, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended September 30, 2016, depreciation and amortization expense totaled $5,435,740, of which $5,104,288 and $331,452 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended September 30, 2015, depreciation and amortization expense totaled $6,960,873, of which $6,592,218 and $368,655 were recorded as cost of net revenue and administrative expenses, respectively. During the nine-month period ended September 30, 2016, depreciation and amortization expense totaled $18,783,424, of which $17,765,477 and $1,017,948 were recorded as cost of sales and administrative expenses respectively.  During the nine-month period ended September 30, 2015, depreciation and amortization expense totaled $21,690,038, of which $20,585,226 and $1,104,812 were recorded as cost of sales and administrative expenses respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	September 30, 2016	December 31, 2015
At cost:
Buildings	$123,231	$126,729
Plant and machinery	2,316,398	2,382,139
Total	2,439,629	2,508,868
Less: Accumulated depreciation and amortization	(1,782,380)	(1,581,650)
Net book value	$657,249	$927,218

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended September 30, 2016 and 2015, depreciation and amortization expense totaled $81,618 and $86,970, respectively, which was recorded as cost of net revenue. During the nine-month period ended September 30, 2016 and 2015, depreciation and amortization expense totaled $248,226 and $264,474, respectively, which was recorded as cost of net revenue.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Accounts payable	$9,654,778	$8,835,442
Salary payable	266,482	271,369
Social security insurance contribution payable	128,798	114,370
Other payables	442,137	708,519
Total	$10,492,195	$9,929,700

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month and nine-month periods ended September 30, 2016, the Company borrowed $200,000 and $655,369, respectively, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, had a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand and were fully settled in the three-month period ended September 30, 2016. There was no balance owing to Jiaxing Lighting as of September 30, 2016 and December 31, 2015.

During the fiscal year 2013, the Company entered into an agreement with the Shandong Shouguang Vegetable Seed Industry Group Co., Ltd, a related party, to provide property management services for an annual amount of approximately $100,704 for five years from January 1, 2013 to December 31, 2017. The expenses associated with this agreement for the three month period ended September 30, 2016 and 2015 were $23,401 and $24,936. The expense associated with this agreement for the nine month period ended September 30, 2016 and 2015 were $71,170 and $75,829.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30, 2016	December 31, 2015
Income tax payable	$3,549,990	$2,400,400
Mineral resource compensation fee payable	358,910	255,984
Value added tax payable	1,092,008	1,030,664
Land use right tax payable	879,397	904,354
Other tax payables	219,166	222,601
Total	$6,099,471	$4,814,003

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	September 30,	December 31,
	Interest rate	2016	2015
Total capital lease obligations	6.7%	$2,527,036	$2,752,692
Less: Current portion		(153,310)	(196,778)
Capital lease obligations, net of current portion		$2,373,726	$2,555,914

Interest expenses from capital lease obligations amounted to $41,740 and $46,348 for the three-month period ended September 30, 2016 and 2015, respectively, which were charged to the condensed consolidated statement of income. Interest expenses from capital lease obligations amounted to $133,504 and $147,808 for the nine-month period ended September 30, 2016 and 2015, respectively, which were charged to the condensed consolidated statement of income.

NOTE 11 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stock to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of September 30, 2016 and December 31, 2015.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate a portion of its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI, SCRC and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2016 for SCHC, SYCI, SCRC and DCHC is 43%, 50%, 11% and 0% of its registered capital respectively.

NOTE 12 – TREASURY STOCK

In January 2015, the Company repurchased 31,000 shares of common stock of the Company at an average price of $1.22 per share for a total cost of $37,713 under the share repurchase plan that was approved by the Board of Directors. The Company recorded the entire purchase price of the treasury stock as a reduction of equity.

In July 2016, the Company issued 10,000 shares of common stock from the treasury shares to one of its consultants. The shares were valued at the closing market price on the date of the agreement and recorded as general and administrative expense in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2016. The shares issued were deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price was charged to additional paid-in-capital.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number of shares of the Company’s common stock available for grant and issuance of stock options is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of September 30, 2016, the number of shares of the Company’s common stock available for issuance under the Plan is 7,368,489.

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

On May 7, 2016, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.45 per share and the options vested immediately. The options were valued at $5,500 fair value, with assumed 66.40% volatility, a three-year expiration term with an expected tenor of 1.33 years, a risk free rate of 0.58% and no dividend yield. For the three-month period ended June 30, 2016, $5,500 was recognized as general and administrative expenses.

On July 1, 2016, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.54 per share and the options vested immediately. The options were valued at $4,600 fair value, with assumed 52.38% volatility, a three-year expiration term with expected tenor of 1.33 years, a risk free rate of 0.49% and no dividend yield. For the three-month period ended September 30, 2016, $4,600 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2016 and September 30, 2016.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2016	2,399,000	$1.39	$0.95 - $12.60
Granted and vested during the period Ended September 30, 2016	37,500	$1.59	$1.45-1.78
Exercised during the period ended September 30, 2016	(1,831,500)	$1.11	$0.95-1.45
Expired during the period ended September 30, 2016	(450,000)	$2.25	$0.95-12.60
Balance, September 30, 2016	155,000	$2.21	$1.54 - $4.80

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 13 – STOCK-BASED COMPENSATION – Continued

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at September 30, 2016	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	155,000	$1.54 - $4.80	1.64

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2016 was $33,150.

The total intrinsic value of options exercised was $1,464,750 and $0 for the three months ended September 30, 2016 and 2015.

The total intrinsic value of options exercised was $1,479,042 and $236,535 for the nine months ended September 30, 2016 and 2015.

During the nine months ended September 30, 2016, 776,671 shares of common stock were issued upon cashless exercise of 1,831,500 options.

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. may be subject to the United States of America Tax law at a tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2016 and 2015, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2016 and 2015.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and nine-month periods ended September 30, 2016 and 2015.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2016 and 2015 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of September 30, 2016 and December 31, 2015, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $280,522,787 and $260,471,507, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2016 and December 31, 2015, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of September 30, 2016 and December 31, 2015, the unrecognized WHT are $13,006,205 and $11,974,695, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
Current taxes – PRC	$3,518,529	$3,290,372	$9,996,622	$9,086,618
Deferred taxes – PRC	-	-	-	(81,460)
	$3,518,529	$3,290,372	$9,996,622	$9,005,158

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2016	2015	2016	2015
Statutory income tax rate	25%	25%	25%	25%
Non-taxable item	-	(1%)	-	(1%)
Change in valuation allowance - US federal net operating loss	-	0%	-	1%
Effective tax rate	25%	24%	25%	25%

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2016 and December 30, 2015 are as follows:

	September 30, 2016	December 31, 2015
Deferred tax liabilities	$-	$-

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$3,085	$3,173
Impairment on property, plant and equipment	437,465	449,879
Exploration costs	1,864,387	1,917,301
Compensation costs of unexercised stock options	106,586	629,162
US federal net operating loss	11,485,000	10,835,000
Total deferred tax assets	13,896,523	13,834,515
Valuation allowance	(11,591,586)	(11,464,162)
Net deferred tax asset	$2,304,937	$2,370,353

Current deferred tax asset	$-	$3,173
Long-term deferred tax asset	$2,304,937	$2,367,180

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 14 – INCOME TAXES – Continued

The increase in valuation allowance for each of the three-month period ended September 30, 2016 and 2015 is $227,574 and $70,320, respectively.

The increase in valuation allowance for the nine-month period ended September 30, 2016 is $127,424.

The decrease in valuation allowance for the nine-month period ended September 30, 2015 is $484,075.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2016 and December 31, 2015.

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

Three-Month Period Ended September 30, 2016	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$15,971,847	$2,310,799	$20,528,976	$-	$38,811,622	$-	$38,811,622
Net revenue (intersegment)	2,008,397	-	-	-	2,008,397	-	2,008,397
Income from operations before taxes	7,898,302	(382,917)	6,442,708	(2,476)	13,955,617	583	13,956,200
Income taxes	1,974,576	(97,982)	1,641,935	-	3,518,529	-	3,518,529
Income from operations after taxes	5,923,726	(284,935)	4,800,773	(2,476)	10,437,088	583	10,437,671
Total assets	150,950,225	32,757,666	192,128,326	1,687,960	377,524,177	183,416	377,707,593
Depreciation and amortization	3,121,243	1,315,140	1,080,975	-	5,517,358	-	5,517,358
Capital expenditures	12,890,713	2,336,309	-	651,295	15,878,317	-	15,878,317
Goodwill	-	-	28,743,418	-	28,743,418	-	28,743,418

Three-Month Period Ended September 30, 2015	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$14,940,666	$3,032,201	$24,628,731	$-	$42,601,598	$-	$42,601,598
Net revenue (intersegment)	2,330,808	-	-	-	2,330,808	-	2,330,808
Income from operations before taxes	4,307,709	351,251	8,393,184	-	13,052,144	851,014	13,903,158
Income taxes	1,076,927	86,638	2,126,807	-	3,290,372	-	3,290,372
Income from operations after taxes	3,230,782	264,613	6,266,377	-	9,761,772	851,014	10,612,786
Total assets	142,874,828	42,858,017	181,468,875	-	367,201,720	38,165	367,239,885
Depreciation and amortization	3,961,290	1,680,827	1,405,726	-	7,047,843	-	7,047,843
Capital expenditures	2,365,417	427,283	-	-	2,792,700	-	2,792,700
Goodwill	-	-	30,173,391	-	30,173,391	-	30,173,391

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2016	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$47,621,980	$6,383,095	$66,902,764	$-	$120,907,839	$-	$120,907,839
Net revenue (intersegment)	6,501,530	-	-	-	6,501,530	-	6,501,530
Income (loss) from operations before taxes	19,103,472	(165,403)	20,698,116	(2,501)	39,633,684	319,956	39,953,640
Income taxes	4,775,868	(46,369)	5,267,123	-	9,996,622	-	9,996,622
Income (loss) from operations after taxes	14,327,604	(119,034)	15,430,993	(2,501)	29,637,062	319,956	29,957,018
Total assets	150,950,225	32,757,666	192,128,326	1,687,960	377,524,177	183,416	377,707,593
Depreciation and amortization	11,633,581	3,847,502	3,550,567	-	19,031,650	-	19,031,650
Capital expenditures	12,943,491	2,340,817	-	1,464,884	16,749,192	-	16,749,192
Goodwill	-	-	28,743,418	-	28,743,418	-	28,743,418

Nine-Month Period Ended September 30, 2015	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$41,066,776	$7,905,274	$77,890,447	$-	$126,862,497	$-	$126,862,497
Net revenue (intersegment)	6,355,047	-	-	-	6,355,047	-	6,355,047
Income (loss) from operations before taxes	8,950,595	534,760	26,205,578	-	35,690,933	(115,735)	35,575,198
Income taxes	2,237,649	133,956	6,633,553	-	9,005,158	-	9,005,158
Income (loss) from operations after taxes	6,712,946	400,804	19,572,025	-	26,685,775	(115,735)	26,570,040
Total assets	142,874,828	42,858,017	181,468,875	-	367,201,720	38,165	367,239,885
Depreciation and amortization	13,198,194	4,671,613	4,084,705	-	21,954,512	-	21,954,512
Capital expenditures	2,365,417	427,283	-	-	2,792,700	-	2,792,700
Goodwill	-	-	30,173,391	-	30,173,391	-	30,173,391

* Common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2016	2015	2016	2015
Total segment operating income	$13,955,617	$13,052,144	$39,633,684	$35,690,933
Corporate costs	(180,447)	(210,707)	(409,808)	(1,153,164)
Unrealized translation difference	181,030	1,061,721	729,764	1,037,429
Income from operations	13,956,200	13,903,158	39,953,640	35,575,198
Other income, net of expense	78,042	66,636	222,678	199,913
Income before taxes	$14,034,242	$13,969,794	$40,176,318	$35,775,111

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,538	$747	$1,324	$4,609	11.9%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$8,230	$1,919	$4,321	$14,470	12.0%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,059	$852	$2,085	$4,996	11.7%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$6,130	$2,047	$5,769	$13,946	11.0%

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the three-month and nine-month periods ended September 30, 2016, the Company sold 34.6% and 34.3% of its products to its top five customers, respectively. As of September 30, 2016, amounts due from these customers were $31,621,828. During the three-month and nine-month periods ended September 30, 2015, the Company sold 32.7% and 31.6% of its products to its top five customers, respectively. As of September 30, 2015, amounts due from these customers were $27,417,737. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 17 – MAJOR SUPPLIERS

During the three-month and nine-month periods ended September 30, 2016, the Company purchased 56.2% and 55.2% of its raw materials from its top five suppliers, respectively.  As of September 30, 2016, amounts due to those suppliers included in accounts payable were $4,104,237. During the three-month and nine-month periods ended September 30, 2015, the Company purchased 58.5% and 57.2% of its raw materials from its top five suppliers, respectively.  As of September 30, 2015, amounts due to those suppliers included in accounts payable were $4,320,350. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2016 and December 31, 2015.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of September 30, 2016, the Company leased real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased ten parcels of land under non-cancelable operating leases, which are fixed rentals and expire through December 2021, December 2022, December 2023,December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively.

The following table sets forth the Company’s contractual obligations as of September 30, 2016:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$281,081	$948,380	$93,424	$267,154
the next 13 to 24 months	281,081	967,599	23,356	-
the next 25 to 36 months	281,081	990,595	-	-
the next 37 to 48 months	281,081	1,011,702	-	-
the next 49 to 60 months	281,081	1,036,821	-	-
thereafter	2,529,726	17,119,230	-	-
Total	$3,935,131	$22,074,327	$116,780	$267,154
Less: Amount representing interest	(1,408,095)
Present value of net minimum lease payments	$2,527,036

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
 (Expressed in U.S. dollars)
(UNAUDITED)

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $259,196 and $267,281, which were charged to the condensed consolidated statements of income for the three months ended September 30, 2016 and 2015, respectively. Rental expenses related to operating leases of the Company amounted to $783,820 and $810,983, which were charged to the income statements for the nine months ended September 30, 2016 and 2015, respectively.

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

Overview

Gulf Resources conducts operations through its four wholly-owned China-based subsidiaries, SCHC, SYCI, SCRC and DCHC. Our business is also reported in three segments, Bromine and Crude Salt, Chemical Products, and Natural Gas.

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there has been RMB11,111,216 capital contributed by SCHC as of September 30, 2016. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On August 30, 2016, Gulf Resources announced its intention to merge Yuxin and Rongyuan. As of September 30, 2016, the legal elements of this merger had not been completed. As a result, these two businesses are still being reported as independent entities.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC, SYCI, SCRC and newly formed DCHC, our historical financial statements and the information presented below reflects the accounts of SCHC, SYCI, SCRC and DCHC. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2016 and 2015.

Comparison of the Three-Month Period Ended September 30, 2016 and 2015

	Three-Month Period Ended September 30, 2016	Three-Month Period Ended September 30, 2015	Percent Change Increase/ (Decrease)
Net revenue	$38,811,622	$42,601,598	(9%)
Cost of net revenue	$(23,107,921)	$(27,000,576)	(14%)
Gross profit	$15,703,701	$15,601,022	1%
Sales, marketing and other operating expenses	$(83,087)	$(91,919)	(10%)
Research and development costs	$(68,115)	$(69,403)	(2%)
Write-off/Impairment on property, plant and equipment	$(90,395)	$(819,701)	(89%)
General and administrative expenses	$(1,613,933)	$(831,955)	94%
Other operating income	$108,029	$115,114	(6%)
Income from operations	$13,956,200	$13,903,158	-
Other income, net	$78,042	$66,636	17%
Income before taxes	$14,034,242	$13,969,794	-
Income taxes	$(3,518,529)	$(3,290,372)	7%
Net income	$10,515,713	$10,679,422	(2%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended September, 2016 compared to the same period in 2015:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent change Increase/ (Decrease)
	September 30, 2016		September 30, 2015		of Net Revenue
Segment		% of total		% of total
Bromine	$15,971,847	41%	$14,940,666	35%	7%
Crude Salt	$2,310,799	6%	$3,032,201	7%	(24%)
Chemical Products	$20,528,975	53%	$24,628,731	58%	(17%)
Total sales	$38,811,621	100%	$42,601,598	100%	(9%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2016	September 30, 2015	(Decrease)
Bromine (excluded volume sold to SYCI and SCRC after acquisition in January 2015)	4,511	4,726	(5%)
Crude Salt	82,547	91,165	(9%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2016	September 30, 2015	Increase/(Decrease)
Oil and gas exploration additives	2,914	3,748	(22%)
Paper manufacturing additives	835	1,127	(26%)
Pesticides manufacturing additives	606	824	(26%)
Pharmaceutical intermediates	388	379	2%
By products	3,045	3,368	(10%)
Overall	7,788	9,446	(18%)

Bromine segment

The table below shows the changes in the average selling price and changes in the sales volume of bromine for three-month period ended September 30, 2016 from the same period in 2015.

Three-Month Period Ended September 30,
Increase in net revenue of bromine as a result of:	2016 vs. 2015
Increase in average selling price	$1,751,461
Decrease in sales volume	$(720,280)
Total effect on net revenue of bromine	$1,031,181

The increase in net revenue from our bromine segment was mainly due to the increase in the selling price. The selling price of bromine increased from $3,162 per tonne for the three-month period ended September 30, 2015 to $3,541 per tonne for the same period in 2016, an increase of 12%.

The sales volume of bromine decreased from 4,726 tonnes for the three-month period ended September 30, 2015 to 4,511 tonnes for the same period in 2016, a decrease of 5%. The major reason for the decrease in the sales volume of bromine was mainly due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries.

Crude salt segment

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended September 30, 2016 from the same period in 2015.

Three-Month Period Ended September 30,
Decrease in net revenue of crude salt as a result of:	2016 vs. 2015
Dcrease in average selling price	$(457,446)
Decrease in sales volume	$(263,956)
Total effect on net revenue of crude salt	$(721,402)

The decrease in net revenue from our crude salt segment was due to the decrease in both the sales volume and selling price of crude salt. The sales volume of crude salt decreased by 9% from 91,165 tonnes for the three-month period ended September 30, 2015 to 82,547 tonnes for the same period in 2016. The average selling price of crude salt decreased from $33.26 per tonne for the three-month period ended September 30, 2015 to $27.99 per tonne for the same period in 2016, a decrease of 16%. The major reason for the decrease in the sales volume of crude salt was mainly due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	September 30, 2016		September 30, 2015		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$5,362,309	26%	$7,271,644	30%	(26%)
Paper manufacturing additives	$930,262	4%	$1,381,212	6%	(33%)
Pesticides manufacturing additives	$3,010,391	15%	$4,145,946	17%	(27%)
Pharmaceutical intermediates	$7,586,616	37%	$7,764,120	31%	(2%)
By products	$3,639,397	18%	$4,065,809	16%	(10%)
Total sales	$20,528,975	100%	$24,628,731	100%	(17%)

Net revenue from our chemical products segment decreased from $24,628,731 for the three-month period ended September 30, 2015 to $20,528,975 for the same period in 2016, a decrease of approximately 17%. This decrease was primarily attributable to the decreased sales volume of all our chemical products except pharmaceutical intermediates segment and all selling price of our chemical products. Net revenue from our oil and gas exploration chemicals contributed $5,362,309 (or 26%) and $7,271,644 (or 30%) of our chemical segment revenue for the three-month periods ended September 30, 2016 and 2015, respectively, with a decrease of $1,909,335, or 26%. Net revenue from our paper manufacturing additives decreased from $1,381,212 for the three-month period ended September 30, 2015 to $930,262 for the same period in 2016, a decrease of approximately 33%. Net revenue from our pesticides manufacturing additives decreased from $4,145,946 for the three-month period ended September 30, 2015 to $3,010,391 for the same period in 2016, a decrease of approximately 27%. Net revenue from our pharmaceutical intermediates decreased from $7,764,120 for the three-month period ended September 30, 2015 to $7,586,616 for the same period in 2016, a decrease of approximately 2%.Net revenue from our by products decreased from $4,065,809 for the three-month period ended September 30, 2015 to $3,639,397 for the same period in 2016, a decrease of approximately 10%.

The table below shows the changes in the average selling price and changes in the sales volume of the following major chemical products for the three-month period ended September 30, 2016 from the same period in 2015.

Decrease in net revenue, for the three-month period ended September 30, 2016 vs. 2015, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Decrease in average selling price	$(332,939)	$(109,361)	$(45,650)	$(487,950)
Decrease in sales volume	$(1,576,397)	$(341,589)	$(1,089,905)	$(3,007,891)
Total effect on net revenue of chemical products	$(1,909,336)	$(450,950)	$(1,135,555)	$(3,495,841)

The table below shows the changes in the average selling price and changes in the sales volume of following major chemical products for the three-month period ended September 30, 2016 from the same period in 2015.

Decrease in net revenue, for the three-month period ended September 30, 2016 vs. 2015, as a result of:	Pharmaceutical intermediates	By products	Total
Decrease in average selling price	$(357,679)	$(38,113)	$(395,792)
Increase/(Decrease) in sales volume	$180,175	$(388,298)	$(208,123)
Total effect on net revenue of chemical products	$(177,504)	$(426,411)	$(603,915)

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2016		September 30, 2015		Net Revenue
Segment		% of total		% of total
Bromine	$7,106,210	31%	$9,088,078	34%	(22%)
Crude Salt	$2,498,817	11%	$2,268,976	8%	10%
Chemical Products	$13,502,894	58%	$15,643,522	58%	(14%)
Total	$23,107,921	100%	$27,000,576	100%	(14%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $23,107,921 for the three-month period ended September 30, 2016, a decrease of $3,892,655 (or 14%) as compared to the same period in 2015. This decrease was primarily attributable to the decrease volume of products sold due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2015	47,347	49%
Three-month period ended September 30, 2016	47,347	46%
Variance of the three-month period ended September 30, 2016 and 2015	-	(3	% )

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes. The product produce below reflect the annualized production.

Our utilization ratio decreased by 3% for the three-month period ended September 30, 2016 as compared with the same period in 2015.

Bromine segment

For the three-month period ended September 30, 2016, the cost of net revenue for the bromine segment was $7,106,210, a decrease of $1,981,868 or 22% over the same period in 2015. The major components of the costs of net revenue for the bromine segment were the cost of raw materials and finished goods consumed of $2,150,607 (or 30%), depreciation and amortization of manufacturing plant and machinery of $3,012,969 (or 42%) and electricity of $738,926 (or 10%) for the three-month period ended September 30, 2016. For the three-month period ended September 30, 2015, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $3,437,804 (or 38%), depreciation and amortization of manufacturing plant and machinery of $3,850,984 (or 42%) and electricity of $804,731 (or 9%). The cost structure changed as compared with the same period in 2016 where the contribution from the cost of raw materials and finished goods consumed in relation to the total cost of net revenue decreased by 8%.The decrease in net cost of net revenue was mainly attributable to the decreased volume of products sold and decrease in purchase cost of raw material.

The table below represents the major production cost component of bromine per tonne for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	September 30, 2016		September 30, 2015		% Change
		% of total		% of total
Raw materials	$819	46%	$1,055	51%	(22%)
Depreciation and amortization	$593	33%	$704	34%	(16%)
Electricity	$146	8%	$147	7%	(1%)
Others	$237	13%	$183	8%	30%
Production cost of bromine per tonne	$1,795	100%	$2,089	100%	(14%)

Our production cost of bromine per tonne was $1,795 for the three-month period ended September 30, 2016, a decrease of 14% (or $294) as compared to the same period in 2015.

Crude salt segment
The cost of net revenue for our crude salt segment for the three-month period ended September 30, 2016 was $2,498,817, representing an increase of $229,841, or 10%, compared to $2,268,976 for the same period in 2015. The increase in cost was mainly due to the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our transmission channels and ducts which commenced in August 2015 and was completed in September 2015.The significant cost components for the three-month period ended September 30, 2016 were depreciation and amortization of $1,751,438 (or 70%), resource taxes calculated based on crude salt sold of $247,707 (or 10%) and electricity of $183,842 (or 7%). The significant cost components for the three-month period ended September 30, 2015 were depreciation and amortization of $1,555,701 (or 69%), resource taxes calculated based on crude salt sold of $291,510 (or 13%) and electricity of $187,909 (or 8%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	September 30, 2016		September 30, 2015		% Change
		% of total		% of total
Depreciation and amortization	$21.2	70%	$17.1	67%	24%
Resource tax	$3.0	10%	$3.2	12%	(6%)
Electricity	$2.3	7%	$2.0	9%	15%
Others	$3.8	13%	$2.6	12%	46%
Production cost of crude salt per tonne	$30.3	100%	$24.9	100%	22%

Chemical products segment
Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2016, was $13,502,894, representing a decrease of $2,140,628 or 14% over the same period in 2015. This decrease was primarily attributable to the decrease in sales volume of all our chemical products except pharmaceutical intermediates products.

Gross Profit. Gross profit was $15,703,701, or 40%, of net revenue for three-month period ended September 30, 2016 compared to $15,601,022, or 37%, of net revenue for the same period in 2015.

	Gross Profit (Loss) by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2016		September 30, 2015		Profit Margin
Segment		Gross Profit (Loss) Margin		Gross Profit Margin
Bromine	$8,865,637	56%	$5,852,588	39%	17%
Crude Salt	$(188,018)	(8%)	$763,225	25%	(33%)
Chemical Products	$7,026,082	34%	$8,985,209	36%	(2%)
Total Gross Profit	$15,703,701	40%	$15,601,022	37%	3%

Bromine segment
For the three-month period ended September 30, 2016, the gross profit margin for our bromine segment was 56% compared to 39% for the same period in 2015. This 17% increase is mainly due to the selling price of bromine increased from $3,162 per tonne for the three-month period ended September 30, 2015 to $3,541 per tonne for the same period in 2016, an increase of 12%.

Crude salt segment
For the three-month period ended September 30, 2016 the gross profit (loss) margin for our crude salt segment was (8%) compared to 25% for the same period in 2015. This 33% decrease in our gross (loss) profit margin is mainly attributable to the selling price decreased from $33.26 per tonne for the three-month period ended September 30, 2015 to $27.99 per tonne for the same period in 2016, a decrease of 16%, which was offset by the increase in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment
The gross profit margin for our chemical products segment for the three-month period ended September 30, 2016 was 34% compared to 36% for the same period in 2015. This decrease was primarily attributable to the decreased selling price of our chemical products.

Research and Development Costs. The total research and development costs incurred for the three-month period ended September 30, 2016 and 2015 were $68,115 and $69,403, respectively, a decrease of 2%. Research and development costs for the three-month period ended September 30, 2016 and 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-offs on property, plant and equipment for the three-month period ended September 30, 2016 and 2015 were $90,395 and $819,701, respectively, a decrease of 89%. Write-offs on property, plant and equipment of $90,395 for the three-month period ended September 30, 2016 represented the write-offs of certain protective shells to transmission pipelines and ducts replaced that started in August 2016 and completed in September 2016. Write-offs of property, plant and equipment of $819,701 for the three-month period ended September 30, 2015 represented the write-offs of (i) certain protective shells to transmission pipelines and ducts replaced of $753,025 during the fourth phase enhancement project that started in August 2015 and completed in September 2015; and (ii) certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 11 of $66,676.

General and Administrative Expenses. General and administrative expenses were $1,613,933 for the three-month period ended September 30, 2016, an increase of $781,978 (or 94%) as compared to $831,955 for the same period in 2015. This increase in general and administrative expenses was primarily due to the lower unrealized exchange gain of $181,030 in relation to the translation of current portion of inter-company balance owing in RMB for the three-month period ended September 30, 2016, as compared to the unrealized exchange gain for the same period in 2015 in the amount of $1,061,721.

Other Operating Income. Other operating income was $108,029 for the three-month period ended September 30, 2016, a decrease of $7,085(or 6%) as compared to $115,114 for the same period in 2015 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $13,956,200 for the three-month period ended September 30, 2016 (or 36% of net revenue), an increase of $53,042, or approximately 0.4%, over the income from operations for the same period in 2015.

	Income by Segment
	Three-Month Period Ended September 30, 2016		Three-Month Period Ended September 30, 2015
Segment:		% of total		% of total
Bromine	$7,898,302	57%	$4,307,709	33%
Crude Salt	(382,917)	(3%)	351,251	3%
Chemical Products	6,442,708	46%	8,393,184	64%
Natural Gas	(2,476)	-	-	-
Income from operations before corporate costs	13,955,617	100%	13,052,144	100%
Corporate costs	(180,447)		(210,707)
Unrealized translation difference	181,030		1,061,721)
Income from operations	$13,956,200		$13,903,158

Bromine segment
Income from operations from our bromine segment was $7,898,302 for the three-month period ended September 30, 2016, an increase of $3,590,593 (or approximately 83%) compared to the same period in 2015. This increase resulted primarily from the higher selling price of bromine in the three-month period ended September 30, 2016 compared to the same period in 2015.

Crude salt segment

Loss from operations from our crude salt segment was $382,917 for the three-month period ended September 30, 2016, compared to an income of $351,251 in the same period in 2015. This loss resulted from the decrease in selling price and sales volume of crude salt.

Chemical products segment
Income from operations from our chemical products segment was $6,442,708 for the three-month period ended September 30, 2016, a decrease of $1,950,476 (or approximately 23%) compared to the same period in 2015. This decrease was primarily attributable to the decrease in sales volume of all of our chemical products except pharmaceutical intermediates products and the decrease in selling price of our chemical products.

Other Income. Net Other income, net of $78,042 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2016, an increase of $11,406 (or approximately 17%) as compared to the same period in 2015.

Net Income. Net income was $10,515,713 for the three-month period ended September 30, 2016, a decrease of $163,709 (or approximately 2%) compared to the same period in 2015. This decrease was primarily attributable to the decrease in sales volume of all our product except pharmaceutical intermediates products, which was offset by the increased bromine price and the increased general and administrative expense incurred for the three-month period ended September 30, 2016 compared with the same period in 2015.

Effective Tax Rate. Our effective tax rate for the three-month period ended September 30, 2016 and 2015 was 25% and 24%, respectively. The effective tax rate of 25% for the three-month period ended September 30, 2016 consistent with the PRC statutory income tax rate. The effective tax rate of 24% for the three-month period ended September 30, 2015 differs from the PRC statutory income tax rate of 25% mainly due to non-taxable item in connection with the unrealized exchange gain for the Company (contributed 1% gap).

Comparison of the Nine-Month Period Ended September 30, 2016 and 2015

	Nine-Month Period Ended September 30, 2016	Nine-Month Period Ended September 30, 2015	% Change
Net revenue	$120,907,839	$126,862,497	(5%)
Cost of net revenue	$(76,184,822)	$(84,761,554)	(10%)
Gross profit	$44,723,017	$42,100,943	6%
Sales, marketing and other operating expenses	$(269,357)	$(294,095)	(8%)
Research and development costs	$(198,330)	$(181,108)	10%
Exploration cost	$-	(325,840)	(100%)
Write-off/Impairment on property, plant and equipment	$(90,395)	$(819,701)	(89%)
General and administrative expenses	$(4,539,845)	$(5,247,318)	(13%)
Other operating income	$328,550	$342,317	(4%)
Income from operations	$39,953,640	$35,575,198	12%
Other income, net	$222,678	$199,913	11%
Income before taxes	$40,176,318	$35,775,111	12%
Income taxes	$(9,996,622)	$(9,005,158)	11%
Net income	$30,179,696	$26,769,953	13%

Net revenue. The table below shows the changes in net revenue in the respective segment of the Company for the nine-month period ended September, 2016 compared to the same period in 2015:

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent change Increase/(Decrease)
	September 30, 2016		September 30, 2015		of Net Revenue
Segment		% of total		% of total
Bromine	$47,621,980	40%	$41,066,776	32%	16%
Crude Salt	$6,383,095	5%	$7,905,274	6%	(19%)
Chemical Products	$66,902,764	55%	$77,890,447	62%	(14%)
Total sales	$120,907,839	100%	$126,862,497	100%	(5%)

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2016	September 30, 2015	(Decrease)
Bromine (excluded volume sold to SYCI and SCRC after acquisition in January 2015)	12,552	13,148	(5%)
Crude Salt	222,124	244,367	(9%)

	Nine-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2016	September 30, 2015	(Decrease)
Oil and gas exploration additives	8,461	11,122	(24%)
Paper manufacturing additives	2,435	3,217	(24%)
Pesticides manufacturing additives	1,760	2,438	(28%)
Pharmaceutical intermediates	1,225	1,231	(0.5%)
By products	9,324	9,514	(2%)
Overall	23,205	27,522	(16%)

Bromine segment
The increase in net revenue from our bromine segment was mainly due to the increase in the selling price of bromine. The selling price of bromine increased from $3,124 per tonne for the nine-month period ended September 30, 2015 to $3,794 per tonne for the same period in 2016, an increase of 21%.

The sales volume of bromine decreased from 13,148 tonnes for the nine-month period ended September 30, 2015 to 12,552 tonnes for the same period in 2016, a decrease of 5%. The major reason for the decrease in the sales volume of bromine was mainly due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries.

Nine-Month Period Ended September 30,
Increase in net revenue of bromine as a result of:	2016 vs. 2015
Increase in average selling price	$8,615,177
Decrease in sales volume	$(2,059,973)
Total effect on net revenue of bromine	$6,555,204

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in both the sales volume and selling price of crude salt. The sales volume of crude salt decreased by 9% from 244,367 tonnes for the nine-month period ended September 30, 2015 to 222,124 tonnes for the same period in 2016. The average selling price of crude salt decreased from $32.35 per tonne for the nine-month period ended September 30, 2015 to $28.74 per tonne for the same period in 2016, a decrease of 11%. The major reason for the decrease in the sales volume and selling price of crude salt was mainly due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for nine-month period ended September 30, 2016 from the same period in 2015.

Nine-Month Period Ended September 30,
Decrease in net revenue of crude salt as a result of:	2016 vs. 2015
Decrease in average selling price	$(842,798)
Decrease in sales volume	$(679,381)
Total effect on net revenue of crude salt	$(1,522,179)

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Nine-Month Period Ended		Nine-Month Period Ended		Change of
	September 30, 2016		September 30, 2015		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$16,125,700	24%	$21,484,864	27%	(25%)
Paper manufacturing additives	$2,799,108	4%	$3,839,123	5%	(27%)
Pesticides manufacturing additives	$9,062,903	14%	$12,148,198	16%	(25%)
Pharmaceutical intermediates	$27,370,395	41%	$28,882,132	37%	(5%)
By products	$11,544,658	17%	$11,536,130	15%	0.1%
Total sales	$66,902,764	100%	$77,890,447	100%	(14%)

Net revenue from our chemical products segment decreased from $77,890,447 for the nine-month period ended September 30, 2015 to $66,902,764 for the same period in 2016, a decrease of approximately 14%. This decrease was primarily attributable to the decreased sales volume of all our chemical products. Net revenue from our oil and gas exploration chemicals contributed $16,125,700 (or 24%) and $21,484,864 (or 27%) of our chemical segment revenue for the nine-month period ended September 30, 2016 and 2015, respectively, with a decrease of $5,359,164, or 25%. Net revenue from our paper manufacturing additives decreased from $3,839,123 for the nine-month period ended September 30, 2015 to $2,799,108 for the same period in 2016, a decrease of approximately 27%. Net revenue from our pesticides manufacturing additives decreased from $12,148,198 for the nine-month period ended September 30, 2015 to $9,062,903 for the same period in 2016, a decrease of approximately 25%. Net revenue from our pharmaceutical intermediates decreased from $28,882,132 for the nine-month period ended September 30, 2015 to $27,370,395 for the same period in 2016, a decrease of approximately 5%. Net revenue from our by products increased from $11,536,130 for the nine-month period ended September 30, 2015 to $11,544,658 for the same period in 2016, an increase of approximately 0.1%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of SYCI for the nine-month period ended September 30, 2016 from the same period in 2015.

Decrease in net revenue, for the nine-month period ended September 30, 2016 vs. 2015, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Total
Increase/(Decease) in average selling price	$(253,197)	$(123,936)	$349,530	$(27,603)
Decrease in sales volume	$(5,105,967)	$(916,081)	$(3,434,826)	$(9,456,874)
Total effect on net revenue of chemical products	$(5,359,164)	$(1,040,017)	$(3,085,296)	$(9,484,477)

The table below shows the changes in the average selling price and changes in the sales volume of the following major chemical products for the nine-month period ended September 30, 2016 from the same period in 2015 (only eight months were included since we acquired SCRC in January 2015).

Increase/(Decrease) in net revenue, for the nine-month period ended September 30, 2016 vs. 2015, as a result of:	Pharmaceutical intermediates	By products	Total
Increase /(Decrease)in average selling price	$(1,374,320)	$241,034	$(1,133,286)
Decrease in sales volume	$(137,416)	$(232,505)	$(369,921)
Total effect on net revenue of chemical products	$(1,511,736)	$8,529	$(1,503,207)

The table below shows the changes in the average selling price and changes in the sales volume of the following major chemical products for the nine-month period ended September 30, 2016 from the same period in 2015 (nine months were included).

Decrease in net revenue, for the nine-month period ended September 30, 2016 vs. 2015, as a result of:	Pharmaceutical intermediates	By products	Total
Increase /(Decrease)in average selling price	$(1,476,698)	$276,959	$(1,199,739)
Decrease in sales volume	$(4,625,801)	$(1,721,845)	$(6,347,646)
Total effect on net revenue of chemical products	$(6,102,499)	$(1,444,886)	$(7,547,385)

Cost of Net Revenue.

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2016		September 30, 2015		Net Revenue
Segment		% of total		% of total
Bromine	$25,591,482	34%	$28,257,737	33%	(9%)
Crude Salt	$6,119,665	8%	$6,586,716	8%	(7%)
Chemical Products	$44,473,675	58%	$49,917,101	59%	(11%)
Total	$76,184,822	100%	$84,761,554	100%	(10%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $76,184,822 for nine-month period ended September 30, 2016, a decrease of $8,576,732 (or 10%) over the same period in 2015. This decrease was primarily attributable to the decrease volume of products sold due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2015	47,347	43%
Nine-month period ended September 30, 2016	47,347	40%
Variance of the nine-month period ended September 30, 2016 and 2015	-	(3%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes. The product produce below reflect the annualized production.

Our utilization ratio decreased by 3% for the nine-month period ended September 30, 2016 as compared with the same period in 2015.

Bromine segment
For the nine-month period ended September 30, 2016, the cost of net revenue for the bromine segment was $25,591,482, a decrease of $2,666,255 or 9% over the same period in 2015. The major components of the costs of net revenue for the bromine segment were the cost of raw materials and finished goods consumed of $8,455,261 (or 33%), depreciation and amortization of manufacturing plant and machinery of $11,289,541 (or 44%) and electricity of $2,183,710 (or 9%) for the nine-month period ended September 30, 2016. For the nine-month period ended September 30, 2015, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $9,768,303 (or 35%), depreciation and amortization of manufacturing plant and machinery of $12,841,167 (or 45%) and electricity of $2,387,390 (or 8%). The cost structure changed as compared with the same period in 2015 where the contribution from cost of raw materials and finished goods consumed in relation to the total cost of net revenue decreased by 2% and depreciation and amortization of manufacturing plant and machinery in relation to the total cost of net revenue decreased by 1%. The decrease in net cost of net revenue was attributable mainly to the decrease in volume of products sold.

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of bromine segment	September 30, 2016		September 30, 2015		% Change
		% of total		% of total
Raw materials	$1,049	47%	$1,061	47%	(1%)
Depreciation and amortization	$792	35%	$845	37%	(6%)
Electricity	$153	7%	$157	7%	(3%)
Others	$257	11%	$215	9%	20%
Production cost of bromine per tonne	$2,251	100%	$2,278	100%	(1%)

Our production cost of bromine per tonne was $2,251 for the nine-month period ended September 30, 2016, a decrease of 1% (or $27) over the same period in 2015.

Crude salt segment
For the nine-month period ended September 30, 2016, the cost of net revenue for our crude salt segment was $6,119,665, representing a decrease of $467,051, or 7%, compared to $6,586,716 for the same period in 2015. The decrease in cost was mainly due to the decrease in volume of crude salt sold. The significant cost components for the nine-month period ended September 30, 2016 were depreciation and amortization of $4,379,288 (or 71%), resource taxes calculated based on crude salt sold of $675,190 (or 11%) and electricity of $358,741 (or 6%). The significant cost components for the nine-month period ended September 30, 2015 were depreciation and amortization of $4,650,209 (or 70%), resource taxes calculated based on crude salt sold of $791,553 (or 12%) and electricity of $456,026 (or 7%). The table below represents the major production cost component of crude salt per ton for the respective periods:

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of crude salt segment	September 30, 2016		September 30, 2015		% Change
		% of total		% of total
Depreciation and amortization	$19.7	71%	$19.0	70%	4%
Resource tax	$3.0	11%	$3.2	12%	(6%)
Electricity	$1.6	6%	$1.9	7%	(16%)
Others	$3.2	12%	$2.9	11%	10%
Production cost of crude salt per tonne	$27.5	100%	$27.0	100%	2%

Our production cost of crude salt per tonne was $27.5 for the nine-month period ended September 30, 2016, an increase of 2% (or $0.5) as compared to the same period in 2015.

Chemical products segment
For the nine-month period ended September 30, 2016, cost of net revenue for our chemical products segment was $44,473,675, representing a decrease of $5,443,426 or 11% over the same period in 2015. This decrease was primarily attributable to the decrease in volume of all our chemical products except pharmaceutical by-products.

Gross Profit. Gross profit was $44,723,017, or 37%, of net revenue for nine-month period ended September 30, 2016 compared to $42,100,943, or 33%, of net revenue for the same period in 2015. The increase in gross profit percentage was primarily attributable to an increase in the margin percentage of bromine.
.
	Gross Profit by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2016		September 30, 2015		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$22,030,498	46%	$12,809,039	31%	15%
Crude Salt	$263,430	4%	$1,318,558	17%	(13%)
Chemical Products	$22,429,089	34%	$27,973,346	36%	(2%)
Total Gross Profit	$44,723,017	37%	$42,100,943	33%	4%

Bromine segment
The gross profit margin for our bromine segment for the nine-month period ended September 30, 2016 was 46% compared to 31% for the same period in 2015. This 15% increase is mainly due to the increase in bromine price.

Crude salt segment
For the nine-month period ended September 30, 2016, the gross profit margin for our crude salt segment was 4% compared to 17% for the same period in 2015. This 13% decrease is mainly due to the decrease in crude salt price.

Chemical products segment
The gross profit margin for our chemical products segment for the nine-month period ended September 30, 2016 was 36% compared to 34% for the same period in 2015.

Research and Development Costs. For the nine-month period ended September 30, 2016 and 2015, the total research and development costs incurred were $198,330 and $181,108, respectively, an increase of 10%. Research and development costs for the nine-month period ended September 30, 2016 and 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

Exploration Costs The total exploration costs incurred for the nine-month periods ended September 30, 2016 and 2015 were $0 and $325,840. The Company expenses exploration costs. When the financial viability of a project is proven, the Company will capitalize all future expenses and allocate them to the business line of that project. Prior to January 30, 2015, the Company incurred a total of $7,848,873 in exploration costs for the drilling of natural gas and brine wells in Daying County of Sichuan Province. These expenses were charged to the Company’s Bromine and Crude Salt sectors respectively. On January 30, 2015, the Company announced that it found natural gas resources under its bromine well in Sichuan. In early May 2015, the Company received a testing report that confirmed the economics of the natural gas under this well.

From that point on, all expenses related to the well are included in the segment for DCHC. All relatedexpenses are being capitalized.

The Company is constructing the related infrastructure needed to begin operations in the remote and mountainous region of Daying County. The Company expects to begin production on the first well in the first quarter of 2017.

Write-off/Impairment on property, plant and equipment. Write-offs on property, plant and equipment for the nine-month period ended September 30, 2016 and 2015 were $90,395 and $819,701, respectively, a decrease of 89%. Write-offs on property, plant and equipment of $90,395 for the nine-month period ended September 30, 2016 represented the write-offs of certain protective shells to transmission pipelines and ducts during the enhancement project that started in August 2016 and completed in September 2016. Write-offs on property, plant and equipment of $819,701 for the nine-month period ended September 30, 2015 represented the write-offs of (i) certain protective shells to transmission pipelines and ducts of $753,025 during the fourth phase enhancement project that started in August 2015 and completed in September 2015; and (ii) certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 11 of $66,676.

General and Administrative Expenses. General and administrative expenses were $4,539,845 for the nine-month period ended September 30, 2016, a decrease of $707,473 (or 13%) as compared to $5,247,318 for the same period in 2015. This decrease in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees decreased from $353,300 for the nine-month period ended September 30, 2015 to $17,400 for the same period of 2016; and (ii) audit fee incurred in the amount of $115,000 related to the audit of SCRC acquired in the nine-month period ended September 30, 2015; and (iii) incurred franchise tax fee in the amount of $211,369 for the nine-month period ended September 30, 2015, with no such expense in 2016 due to the reincorporation of the Company from Delaware to Nevada, which offset by the unrealized exchange gain in relation to the translation difference of inter-company balance in RMB for the nine-month period ended September 30,2016 amounted to $729,764, as compared to the unrealized exchange gain for the same period in 2015 of $1,037,429.

Other Operating Income. Other operating income was $328,550 for the nine-month period ended September 30, 2016, a decrease of $13,767(or 4%) as compared to $342,317 for the same period in 2015 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $39,953,640 for the nine-month period ended September 30, 2016 (or 33% of net revenue), an increase of $4,378,442, or approximately 12%, over income from operations for the same period in 2015. This increase was primarily attributable to the increased bromine price and the decrease general and administrative expense incurred for the nine-month period ended September 30, 2016 compared with the same period in 2015.

	Income from Operations by Segment
	Nine-Month Period Ended September 30, 2016		Nine-Month Period Ended September 30, 2015
Segment:		% of total		% of total
Bromine	$19,103,472	48%	$8,950,595	25%
Crude Salt	(165,403)	-	534,760	2%
Chemical Products	20,698,116	52%	26,205,578	73%
Natural Gas	(2,501)	-	-	-
Income from operations before corporate costs	39,633,684	100%	35,690,933	100%
Corporate costs	(409,808)		(1,153,164)
Unrealized exchange difference	729,764		1,037,429
Income from operations	$39,953,640		$35,575,198

Bromine segment
Income from operations from our bromine segment was $19,103,472 for the nine-month period ended September 30, 2016, an increase of $10,152,877 (or approximately 113%) compared to the same period in 2015. This increase resulted primarily from the higher selling price of bromine in the nine-month period ended September 30, 2016 compared to the same period in 2015.

Crude salt segment
For the nine-month period ended September 30, 2016, loss from operations from our crude salt segment was $165,403, compared to an income of $534,760 in the same period in 2015. This loss resulted primarily from the decreased selling price of crude salt in the nine-month period ended September 30, 2016 compared to the same period in 2015.

Chemical products segment
For the nine-month period ended September 30, 2016, income from operations from our chemical products segment was $20,698,116, a decrease of $5,507,462 (or approximately 21%) over same period in 2015. This decrease was primarily attributable to the decrease in sales volume of all of our chemical products.

Other Income, Net. Other income, net of $222,678 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2016, an increase of $22,765 (or approximately 11%) as compared to the same period in 2015.

Net Income. Net income was $30,179,696 for the nine-month period ended September 30, 2016, an increase of $3,409,743 (or approximately 13%) compared to the same period in 2015. This significant increase was primarily attributable to the increased bromine price and the decrease general and administrative expense incurred for the nine-month period ended September 30, 2016 compared with the same period in 2015.

Effective Tax Rate. Our effective tax rate for the nine-month period ended September 30, 2016 and 2015 was 25% and 25%, respectively. The effective tax rate of 25% for the nine-month period ended September 30, 2016 consistent with the PRC statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, cash and cash equivalents were $141,083,587 as compared to $133,606,392 as of December 31, 2015. The components of this increase of $7,477,195 are reflected below.

 Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2016	2015
Net cash provided by operating activities	$29,191,981	$34,915,819
Net cash used in investing activities	$(17,423,126)	$(55,706,715)
Net cash used in financing activities	$(265,087)	$(344,396)
Effects of exchange rate changes on cash and cash equivalents	$(4,026,574)	$(4,558,171)
Net (Decrease)/Increase in cash and cash equivalents	$7,477,195	$(25,693,463)

For the nine-month period ended September 30, 2016, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the nine-month period ended September 30, 2016 and 2015, we had positive cash flow from operating activities approximately of $29.2 million and $34.9 million, respectively, primarily attributable to net income.

During the nine-month period ended September 30, 2016, cash flow from operating activities of approximately $29.2 million was less than our net income of approximately $30.2 million, mainly due to (i) cash using in working capital of approximately $20.0 million, which mainly consisted of the increase in accounts receivable, partially offset by the decrease in inventories, increase in accounts payable and accrued expenses and tax payable; partially offset by (ii) substantial non-cash charges of approximately $19.1 million, mainly in the form of depreciation and amortization of property, plant and equipment.

During the nine-month period ended September 30, 2015, cash flow from operating activities of approximately $34.9 million exceeded our net income of approximately $26.8 million, mainly due to (i) substantial non-cash charges of approximately $22.7 million, primarily in the form of depreciation and amortization of property, plant and equipment, and write-off/impairment loss on property, plant and equipment; partially offset by (ii) cash used in working capital of approximately $14.5 million, which mainly consisted of an increase in accounts receivable and inventories, partially offset by the increase in taxes payable.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
		% of total		% of total
Aged 1-30 days	$13,341,948	19%	$12,711,454	26%
Aged 31-60 days	$17,105,296	24%	$12,436,059	25%
Aged 61-90 days	$16,622,237	23%	$11,470,333	23%
Aged 91-120 days	$12,440,742	17%	$8,208,711	16%
Aged 121-150 days	$8,302,503	12%	$5,153,801	10%
Aged 151-180 days	$3,584,082	5%	$-	-
Total	$71,396,808	100%	$49,980,358	100%

The overall accounts receivable balance as of September 30, 2016 increased by $21,416,450 (or 43%), as compared to those as of December 31, 2015. Such increase is mainly attributable to the extended settlement days by customers due to the slowdown in the Chinese economy and the financial tightening, which in turn lengthened the average turnover days of accounts receivable from customers from 103 days for the fiscal year 2015 to 138 days for the nine-month period ended September 30, 2016. Normally, a 90 to 180-day credit period is granted to customers with good payment history. Approximately 54% of the balances of accounts receivable as of September 30, 2016 aged more than 90 days was settled in October 2016. We have policies in place to ensure that sales are made to customers with an appropriate credit history and we perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the nine-month period ended September 30, 2016 is required.

Inventory

Our inventory consists of the following:

	September 30, 2016		December 31, 2015
		% of total		% of total
Raw materials	$879,085	15%	$1,014,917	14%
Finished goods	$4,161,087	72%	$5,486,970	76%
Work-in-process	744,241	13%	691,604	10
	$5,784,413	100%	$7,193,491	100%
Allowance for obsolete and slowing-moving inventory	$(12,341)	-	$(12,691)	-
Total	$5,772,072	100%	$7,180,800	100%

The net inventory level as of September 30, 2016 decreased by $1,408,728 (or 20%), as compared to the net inventory level as of December 31, 2015.

Raw materials decreased by 13% as of September 30, 2016 as compared to December 31, 2015. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. We concluded that all of our raw materials as of September 30, 2016 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, with no loss over time, a stable market price and a gross profit margin of 34% for the nine-month period ended September 30, 2016 as compared to 36% for the same period in fiscal year 2015. Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. The gross profit margin for bromine for the nine-month period ended September 30, 2016 increased to 46%, as compared with 31% for the same period in fiscal year 2015, we anticipated that the price through 2016 will not fluctuate significantly to impair the cost of bromine.

The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne decreased from $33.26 in the third quarter of 2015 to $27.99 in the same period in 2016. We believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than the current price. If the selling price continues to decrease, there will be an impact on our crude salt realization value.

Net Cash Used in Investing Activities

In the nine-month period ended September 30, 2016, we used approximately $0.67 million cash for the prepayment of land leases. In the same period, we also used approximately $15.23 million cash to carry out enhancement projects to our existing bromine extraction and crude salt production facilities and $1.46 million cash for the construction of roads and related infrastructure needed to begin operations in the remote and mountainous region of Daying county.

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

We also received approximately $14.1 million from the acquisition of SCRC.

The investing activities described above were financed by opening cash balances as of December 31, 2015, and 2014, and cash generated from operation during the nine-month period ended September 30, 2016.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the nine-month period ended September 30, 2016 and 2015.

For the nine-month period ended September 30, 2015, we used $0.04 million to repurchase 31,000 shares of common stock of the Company with the approval of the Board of Directors.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $201.2 million at September 30, 2016 as compared to approximately $174.7 million at December 31, 2015. The increase was mainly attributable to the cash provided by operating activities during the nine-month period ended September 30, 2016.

We had available cash of approximately $141.1 million at September 30, 2016, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2016 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

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

101.1
The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 14, 2016	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 14, 2016	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)