Form 10-K
period 2016-12-31
GULF RESOURCES, INC.
filed 2017-03-17
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $40,897,146 based upon a closing sale price of $ $1.54.

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

Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 As of March 11, 2017, the registrant had outstanding 46,793,791 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Introduction

We manufacture and trade bromine and crude salt, natural gas, manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals, and manufacture and sell materials for human and animal antibiotics. To date, our products have been sold only within the People’s Republic of China. As used in this report, the terms "we," "our," "Company" and "Gulf Resources" refers to Gulf Resources, Inc. and its wholly-owned subsidiaries, and the terms “ton” and “tons” refers to metric tons, in each case, unless otherwise stated or the context requires otherwise.  All information in this report gives retroactive effect to a 4-for-1 reverse stock split of our common stock effected on October 12, 2009.

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.16066 and $0.15062 during fiscal years 2015 and 2016, respectively. The functional and reporting currency of the Company is the United States dollar (“USD” or $”).

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

On December 12, 2006, our Company, then known as Diversifax, Inc., a public "shell" company, acquired Upper Class Group Limited and SCHC. Under the terms of the agreement, the stockholders of Upper Class Group Limited received 13,250,000 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of voting common stock of Gulf Resources, Inc. in exchange for all outstanding shares of Upper Class Group Limited. Members of the Yang family received approximately 62% of our common stock as a result of the acquisition. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical consolidated financial statements of the legal acquirer, Gulf Resources, Inc., are those of the legal acquiree, Upper Class Group Limited. Share and per share amounts stated have been retroactively adjusted to reflect the share exchange. On February 20, 2007, we changed our corporate name to Gulf Resources, Inc.

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

As a result of the transactions described above, our corporate structure is linear. That is Gulf Resources owns 100% of the outstanding shares of Upper Class Group Limited, which owns 100% of the outstanding shares of Hong Kong Jiaxing, which owns 100% of the outstanding shares of SCHC, which owns 100% of the outstanding shares of SYCI. Further, as a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements, as contained in our Consolidated Financial Statements and Management's Discussion and Analysis, appearing elsewhere in the report, reflect the accounts of SCHC and SYCI.

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

On the Closing Date, the Company issued 7,268,011shares of its common stock, par value $0.0005 per share (the “Shares”), at the closing market price of $1.84 per Share on the closing date to the four former equity owners of SCRC .The issuance of the Shares was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended. On the Closing Date, the Company entered into a lock-up agreement with the four former equity owners of SCRC. In accordance with the terms of the lock-up agreement, the shareholders agreed not to sell or transfer the Shares for five years from the date the stock certificates evidencing the Shares were issued.

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there was RMB11,495,162 capital contributed by SCHC as of December 31, 2016. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On August 30, 2016, Gulf Resources announced its intention to merge SYCI and SCRC. As of December 31, 2016, the legal elements of this merger had not been completed. As a result, these two subsidiaries are still being reported as independent entities.

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

Our Business Segments

Our business operations are conducted in four segments, bromine, crude salt, chemical products, and natural gas.  We manufacture and trade bromine, crude salt and natural gas, and manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals and human and animal antibiotics.  We conduct all of our operations in China.

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

Segment disclosure

We have four reportable segments:  bromine, crude salt, chemical products and natural gas.

The amounts set forth below are based upon on an average RMB to USD exchange rates of $0.16066 and $0.15062 during fiscal years 2015 and 2016, respectively.

	Net Revenue by Segment
	Year Ended December 31, 2016		Year Ended December 31, 2015
Segment:	% of total		% of total
Bromine	$56,811,730	38%	$52,385,491	32%
Crude Salt	$8,985,852	6%	$10,494,939	7%
Chemical Products	$83,477,420	56%	$99,436,690	61%
Total sales	$149,275,002	100%	$162,317,120	100%

Segment:	Percentage Increase/Decrease in Net Revenue from fiscal year 2015 to 2016
Bromine	8%
Crude Salt	(14%)
Chemical Products	(16%)

SCHC’s products sold in metric tons	Year ended December 31, 2016	Year ended December 31, 2015	Percentage Change
Bromine	14,955	16,569	(10%)
Crude Salt	316,161	330,373	(4%)

Chemical products segment sold in metric tons	Year ended December 31, 2016	Year ended December 31, 2015	Percentage Change
Oil and gas exploration additives	10,505	14,332	(27%)
Paper manufacturing additives	3,032	4,134	(27%)
Pesticides manufacturing additives	2,179	3,127	(30%)
Pharmaceutical intermediates	1,617	1,682	(4%)
By products	12,043	12,273	(2%)
	29,376	35,548	(17%)

	Income from Operations by Segment
	Year ended December 31, 2016		Year ended December 31, 2015
Segment:		% of total		% of total
Bromine	$21,224,862	45%	$10,854,711	24%
Crude Salt	$9,076	—	1,183,755	3%
Chemical Products	$25,473,792	55%	$32,997,870	73%
Natural Gas	$(4,906)	—	$—	—
Income from operations before corporate costs	$46,702,824	100%	$45,036,336	100%
Corporate costs	$(682,210)		$(1,447,023)
Unrealized translation difference	$1,702,728		$1,575,397
Income from operations	$47,723,342		$45,164,710

Year Ended December 31, 2016	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$56,811,730	$8,985,852	$83,477,420	$—	$149,275,002	$—	$149,275,002
Net revenue (intersegment)	8,484,617	—	—	—	8,484,617	—	8,484,617
Income from operations before taxes	21,224,862	9,076	25,473,792	(4,906)	46,702,824	1,020,518	47,723,342
Income taxes	5,306,216	9,022	6,494,969	—	11,810,207	—	11,810,207
Income from operations after taxes	15,918,646	54	18,978,823	(4,906)	34,892,617	1,020,518	35,913,135
Total assets	143,145,960	33,980,033	186,676,983	1,799,094	365,602,070	89,283	365,691,353
Depreciation and amortization	15,056,980	5,221,667	4,601,599	—	24,880,246	—	24,880,246
Capital expenditures	12,912,583	2,335,963	—	1,747,316	16,995,862	—	16,995,862
Goodwill	—	—	27,668,539	—	27,668,539	—	27,668,539

Year Ended December 31, 2015	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$52,385,491	$10,494,939	$99,436,690	$—	$162,317,120	$—	$162,317,120
Net revenue (intersegment)	8,039,156	—	—	—	8,039,156	—	8,039,156
Income from operations before taxes	10,854,711	1,183,755	32,997,870	—	45,036,336	128,374	45,164,710
Income taxes	2,508,902	500,451	8,362,555	—	11,371,908	—	11,371,908
Income from operations after taxes	8,345,809	683,304	24,635,315	—	33,664,428	128,374	33,792,802
Total assets	136,701,878	40,306,628	179,733,958	—	356,742,464	762	356,743,226
Depreciation and amortization	17,498,441	6,136,889	5,460,318	—	29,095,648	—	29,095,648
Capital expenditures	20,665,890	2,120,622	72,113	—	22,858,625	—	22,858,625
Goodwill	—	—	29,559,174	—	29,559,174	—	29,559,174

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

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2016 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited, Shouguang Weidong Chemical Company Limited and Shouguang Shen Runfa Ocean Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy. We are not aware of any allowances for doubtful debts required for each of the years ended December 31, 2016 and 2015.

During each of the years ended December 31, 2016 and 2015, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $23,862,341 and $19,540,851, respectively, or approximately 42% and 37% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 17% and 15%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2016 and 2015, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $8,985,852 and $9,080,707, respectively, or approximately 100% and 87% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 43% and 37%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2016 and 2015, sales to our three largest chemical products customers, based on net revenue from such customers, aggregated $12,887,715 and $22,613,400, respectively, or approximately 15% and 23% of total net revenue from sale of chemical products; and sales to our largest customer represented approximately 7% and 10%, respectively, of total net revenue from the sale of chemical products.

This concentration of customers for all three segments makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

Principal Suppliers

Our principal external suppliers are Shandong Xinlong Biological Technology Company limited, Shouguang City Rongguang Trading Company Limited and Shandong Xinlong Group Company limited, Shouguang Guoli Chemical Company Limited and Shandong Tianling Fine Chemical co., LTD.

During each of the years ended December 31, 2016 and 2015, we purchased 61.3% and 58.2%, respectively, of raw materials for our bromine and crude production from three suppliers.

During each of the years ended December 31, 2016 and 2015, we purchased 70% and 71%, respectively, of raw materials for our chemical products production from three suppliers. We purchased a portion of the bromine produced by the Company internally as well, at cost totaling $8,484,617 and $8,039,156, for the years ended December 31, 2016 and 2015 respectively, for the production of chemical products.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of keen competition and the trend of less bromine contraction of brine water being extracted in Shouguang City, Shandong Province, the Company had announced its intent to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. The Company completed the drilling of its first exploratory well in December 2011 and announced in mid-January 2012 that the Company discovered underground brine water resources in Daying County. It has provided preliminary concentration results after testing by a third-party independent expert. According to the third-party independent report, the bromine concentration in the underground brine water resources is 1.53 grams per liter, which is approximately six to seven times higher than the average bromine concentration from its brine water resources at our bromine factories in Shouguang City. In September 2014, the Company started deeper drilling exploration under its existing well and did an exploration analysis on the resources from different levels. We incurred a total of $488,880 in exploration costs during 2014. On January 30, 2015 we announced that we had found natural gas resources under our bromine well in the Sichuan area. Then the Company subsequently hired a third party (a subsidiary of Sinopec) to conduct of survey of this well. Based on the assessment report, the Company estimates this well should produce annual revenue of approximately US$4.7 million and annual net income approximately US$2.3 million per year. On November 23, 2015 the company’s wholly owned subsidiary SCHC entered into an agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt). On January 11, 2017, the Company announced that it completed the first brine water and natural gas well field construction in Sichuan Province. Later on January 20, 2017 it announced the commencement of trial production, until satisfied with the progress,the Company will secure a customer for production. Later on January 20, 2017 it announced the commencement of trial production. This trial production will continue until the company is satisfied with the progress, after which the company will secure a customer for the production.

In order to improve the bromine and crude salt production capacity, the Company will continue to enhance its existing bromine and crude salt production facilities. In the third quarter of 2016, the Company incurred enhancement works in our existing bromine extraction and crude salt production facilities at a cost of approximately $15.23 million. The Company expects to carry out enhancement projects for the crude salt fields in 2017, which will cost approximately $15 million. The company will also expect to invest approximately $10.0 million in Sichuan Province for the natural gas resource project in 2017. The Company expects such enhancement expenditures will be funded by the Company’s cash on hand. The Company also estimates that the amount of ordinary repair and maintenance expense will be approximately $0.8 million in 2017.

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

Employees

As of December 31, 2016, we employed approximately 715 full-time employees, of whom approximately 63% are with SCHC, 16% are with SYCI and 21% are with SCRC. Approximately 6% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 17% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution amounts to 28% of the average monthly salary. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $1,039,096 for fiscal year 2016.

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

We hold government permits or operations permits and for each of our bromine factories except bromine Factory No.10 and 11.  However, we do not currently hold valid mining permits issued by the State Land and Resources Bureau for our Factories No. 5, 8, 9, 10 and 11.  We have already filed applications for these mining permits, however we are not able to confirm when such mining permits will be issued, if at all.

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

All of our bromine and crude salt production facilities have been authorized by the local land and resources departments, of which Factories No. 1 to No. 4 are included under a single permit, which was originally issued in January 2005. And this permit was updated on July 2016, which Factories No. 1 to No. 4, and Factory 7 are included under a single permit issued on July 2016.

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

Currently, we do not have existing arrangements to address potential conflicts of interest between Mr. Yang and us. We rely on that Mr. Yang to abide by the laws of the State of Nevada, which provide that directors owe a fiduciary duty to the Company, and which require them to act in good faith and in the best interests of the Company, and not use their positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and Mr. Yang, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

We cannot assure that there will be a return on our investment on certain related exploration costs in the Sichuan Province.

We have been conducting exploration projects in Daying County since 2011. We discovered that the bromine concentration in the underground brine water resources was 6-7 times higher than those in Shandong Province. Then, at beginning of 2015, we discovered natural gas at its original brine well. We subsequently hired a third party (a subsidiary of Sinopec) to conduct a survey of this well. The survey and geographic studies indicated rich natural gas resources under the well. On November 23, 2015, our wholly owned subsidiary, SCHC, entered into a Project Investment Agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt). We estimate that the well should produce annual revenue of approximately US$4.7 million and annual net income approximately US$2.3 million per year. However, we cannot assure that there will be a return on investment of our exploration costs.

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

SCHC, SYCI, SCRC and DCHC, our PRC operating companies, are incorporated under and are governed by the laws of the PRC; all of our operations are conducted in the PRC; and our suppliers and customers are all located in the PRC. The PRC government exercises substantial control over virtually every sector of the PRC economy, including the production, distribution and sale of bromine, brominated chemical products and crude salt. In particular, we are subject to regulation by local and national branches of the Ministry of Land and Resources, as well as the State Administration of Foreign Exchange, and other regulatory bodies. In order to operate under PRC law, we require valid licenses, certificates and permits, which must be renewed from time to time. If we were to fail to obtain the necessary renewals for any reason, including sudden or unexplained changes in local regulatory practice, we could be required to shut down all or part of our operations temporarily or permanently.

SCHC, SYCI, SCRC and DCHC are subject to PRC accounting laws, which require that an annual audit be performed in accordance with PRC accounting standards. The PRC foreign-invested enterprise laws require that our subsidiary, SCHC, SYCI, SCRC and DCHC submit periodic fiscal reports and statements to financial and tax authorities and maintain its books of account in accordance with Chinese accounting laws. If PRC authorities were to determine that we were in violation of these requirements, we could lose our business license and be unable to continue operations temporarily or permanently.

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

Because our principal assets are located outside of the United States and all of our directors and our executive officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the People's Republic of China.

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

In the past few years we have experienced an increase in the number of environmental inspections of our factories made by the local government in order to renew our mining licenses, which we have successfully passed. As a result of these inspections, we may be required to temporarily halt production at our factories in order to prepare for and pass the inspections made by the local government. If we are required to close some or all of our factories in order to prepare for these inspections, our business, financial condition and results of operations could be adversely affected.

Decreases in the bromine yield from our brine water could have an adverse effect on our business, financial position and results of operations.

In recent years, we have been able to extract less bromine from brine water during the production process due to a decrease in the bromine concentration of brine water being extracted. In an effort to address this issue, we carried out enhancement projects to certain of our extraction wells in May 2012, November 2015 and Third quarter of 2016, respectively, by increasing the depth of our brine water wells to extract brine water from a lower second layer which we believe will have a higher bromine concentration. However, we cannot be certain that this will improve the bromine yield from our production facilities in the long run. If we are not able to improve the bromine yield at our production facilities or if the bromine concentration in the brine water we extract continues to decline, our business, financial condition and results of operations could be adversely affected.

Taking of leased land by the Chinese government could disrupt our production facilities and capacity, and have a material adverse effect on our business, financial position and results of operations.

Most of our bromine and crude salt manufacturing facilities are located on land leased by SCHC. Any taking of leased land by the Chinese government could impair our carrying value of production facilities and our ability to timely produce and deliver products, which could have an adverse effect on our business, financial position and results of operations. In mid-May 2011, one of our leased parcels of land was taken by the Chinese government for civil redevelopment, which caused suspension of the operations of Factory No. 4 in early July 2011 for relocation, which took four months. In September 2013, another one of our leased parcels of land was taken by the Chinese government for railway construction, which caused suspension of the operations of Factory No.3 in September 2013 for relocation, which took four months. In November 2016, we entered into a Demolition Compensation Agreement with the Weifang City government. The government needed to acquire the land on which Factory #6 of SCHC is located for certain government sponsored construction projects that are underway. We were compensated for the demolition of the factory. Any future taking of our leased lands will adversely affect our existing business and productivity.

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

Lack of management control by purchasers of our common stock

As of the date of this report, Mr. Ming Yang, our chairman and former chief executive officer, and his affiliates, may be deemed to beneficially own approximately 28.62% of our common stock. As a result of this concentration of ownership, our public stockholders, acting alone, may not have the ability to influence the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our Company that may be desirable for our stockholders, and may limit the price that investors are willing to pay for our common stock.

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over the Company.

Our article of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock. Our Board of Directors by resolution may authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance thereof. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative; relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

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

We had approximately 46,793,791 shares of our common stock outstanding as of the date of this report.  There are a limited number of holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

FIGURE 2.1 - REGIONAL MAP OF MINING PROPERTIES

Highway
Railway
Mining Property
He
Bei
Province
Bo
Hai
Cangzhou City
Dezhou City
Binzhou City
Dongying City
Yangkou
Township
Penglai City
Yantai City
Weihai City
Laiyang City
Changyi City
Shouguang City
Zibo City
Jinan City
Qingzhou City
Weifang City
Liaocheng City
Taian City
Laiwu City
Province
Huang
Hai
Qingdao City
Shan
Dong
Puyang City
Jining City
Heze City
Rizhao City
Linyi City
Zaozhuang City
He
Nan
Province
Shangqiu City
An
Hui
Province
Xuzhou City
Jiang
Su
Province
Lianyungang City
Haerbin
Wulumuqi
Beijing
Lanzhou
Lasa
Shanghai
Wuhan
Kunming

Date : December 31, 2016

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

Guang
No.3
Bohai Bay
Yangkou Port
Ding Thorpe
Dong
Rao
Qing
High
way
Country
Yangkou
No.1
No.10
No.7
No.5
No.4
No.2
Renjiazhuangzi
Zhengjia
zhuangzi
No.11
No.9
No.8
Dajiawa
Yingli
Taitou
Yangzi
Hou
Township
Hanting
District
Shouguang
City
Cangzhou City
Dongying
City
Yantai City
Shouguang
City
Jinan City
Weifang
City
Shan Dong Province
Qingdao City
Heze City
Linyi City
K
e
y
Highway
National Rd.
Provincial Rd.
Railway
Water System
Province
Boundary
Mining Property
Boundary
0
5
10km

Date : December 31, 2016

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

DCHC, is a registered company exploring and developing natural gas and brine resources (including bromine and crude salt) in China located in No.14 team, Liguanggou Village, Tianbao Township, Daying County, Suining City, Sichuan Province, China.

The Company operates its bromine and crude salt production facilities through its wholly-owned subsidiary SCHC.  SCHC has land use rights to one property (10,790 square meters, or approximately 3 acre) as bromine production area for Factory No. 1 and land lease contracts to ten properties (approximately 24,179 acre), totaling nearly 24,183 acre, located on the south bank of Laizhou Bay on the Shandong Peninsula of the People’s Republic of China (“China”).  Each of the properties is accessible by road. The Yiyang railway line is within 50 kilometers and the Yangkou port is five kilometers away.

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

All of our bromine and crude salt production facilities have been authorized by the local land and resources departments except bromine Factory No.10 and 11, of which Factories No. 1 to No. 4 are included under a single permit, which was originally issued in January 2005. And this permit was updated on July 2016, which Factories No. 1 to No. 4, and Factory 7 are included under a single permit issued on July 2016. For Factories No. 5, 8, 9, 10 and 11, the related mining permit applications are under review by the local land and resources departments, nevertheless we have obtained written consent from the local land and resources department to commence the production for Factories No. 5,8 and 9. In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

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

As of December 31, 2016, the Company had invested approximately $107.26 million in its eleven production factories and facilities (including the demolition of Factory No.6 in 2016) and paid approximately $9.8 million in prepaid land lease payments and mineral rights. The Company incurred enhancement works in our existing bromine extraction and crude salt production facilities at costs of approximately $15.23 million for the fiscal year 2016. In light of the increased labor and raw materials costs of construction projects in recent years, the cost to replace those eroded parts increased the overall cost of the enhancement project to its current level.

Each of the ten bromine production facilities is provided with electricity and water by local government utilities.

The following is a description of the land use and mineral rights related to each of the ten properties held by SCHC as of December 31, 2016.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2016	37.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2016, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2016	36 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2016, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 3 – Yangdonghua
Area	2,318 acres
Date of Acquisition	June 8, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2016	35.3 Years
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	RMB111,317
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2016, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 4 – Liuxingji
Area	2,310 acres
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2016	37.83 Years
Annual Rent	RMB139,255
Prior Fees Paid For Land Use Rights	RMB6.5 million
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2016, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 5 – Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2016	38 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2016	42.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150 (increase 5% per two years)
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2016, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2016	42.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2016	43.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,000 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2016	5.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 11 – Chengyong Zhao
Area	1,730 acres
Date of Acquisition	November 26, 2012
Land Use Rights Lease Term	Twenty Years
Land Use Rights Expiration Date	2032
The number of remaining years to expiration of the of the land lease as of December 31, 2016	16.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB918,800 (increase 5% per year)
Mining Permit No.:	Under application

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

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2016 Utilization Ratio	2015 Utilization Ratio
Factory No. 1	-	6,442	6,681	38%	42%
Factory No. 2	April 7, 2007	1,846	4,844	36%	38%
Factory No. 3	June 8, 2007	2,318	4,701	33%	36%
Factory No. 4	October 26, 2007	2,310	3,801	37%	41%
Factory No. 5 and Factory No. 7 *	October 25, 2007/ January 7, 2009	3,776	6,986	39%	44%
Factory No. 6*	January 8, 2008	2,641	4,539	32%	42%
Factory No. 8	September 7, 2009	2,723	4,016	38%	42%
Factory No. 9	June 7, 2010	759	2,793	35%	38%
Subdivision of Factory No. 1	January 1, 2011	1	3,186	34%	36%
Factory No. 10	December 22, 2011	1,700	3,000	37%	41%
Factory No. 11	November 26, 2012	1,730	2,800	36%	37%

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
*	Bromine production for Factory No. 6 was demolished in November 2016.
#	Except for Factory No. 10 and No.11 which were acquired after the assessment performed, annual production capacities for other factories were reassessed by Grant Sherman Appraisal Limited on October 28, 2011.

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

	2016			2015
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	2,556	2,584	25,152	2,830	2,812	19,731
Factory No. 2	1,737	1,737	25,214	1,824	1,821	19,338
Factory No. 3	1,530	1,526	25,184	1,709	1,737	19,754
Factory No. 4	1,413	1,414	25,192	1,569	1,571	19,724
Factory No. 5 and Factory No. 7 *	2,735	2,715	25,141	3,079	3,081	19,785
Factory No. 6*	1,457	1,525	25,116	1,914	1,944	19,768
Factory No. 8	1,514	1,513	25,197	1,675	1,676	19,778
Factory No. 9	976	977	25,192	1,064	1,067	19,399
Subdivision of Factory No. 1	1,096	1,096	25,180	1,220	1,221	19,797
Factory No. 10	1,089	1,088	25,200	1,141	1,152	19,373
Factory No. 11	1,006	999	25,192	1,027	1,042	19,358
Total (Note A)	17,110	17,173		19,053	19,124

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
*	Bromine production for Factory No. 6 was demolished in November 2016.

Note A:	This includes sale to the chemical segment

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2016			2015
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	7,220	5,543	189	9,560	6,097	188
Factory No. 2	25,980	21,988	190	27,200	25,587	202
Factory No. 5 and Factory No. 7 *	129,900	117,796	189	138,000	130,280	198
Factory No. 6*	29,800	40,364	189	36,500	37,467	197
Factory No. 8	88,400	78,426	189	90,500	90,451	199
Factory No. 9	49,400	52,045	189	42,600	40,490	194
Total	330,700	316,161		344,360	330,373

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
*	Bromine production for Factory No. 6 was demolished in November, 2016.

The following table shows the chemical products produced and sold for our SYCI’s production facilities and the weighted average price received for all products sold for the last two years, for our SCRC’s production facilities and the weighted average price received for all products sold for the last one years.

	2016			2015
Chemical Products	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Oil and gas exploration additives	10,488	10,505	14,696	14,354	14,379	12,002
Paper manufacturing additives	3,033	3,032	8,838	4,090	4,087	7,317
Pesticides manufacturing additives	2,179	2,179	39,824	3,119	3,127	31,056
Pharmaceutical intermediates	4,088	1,617	139,891	4,388	1,682	134,700
By products	12,044	12,043	8,123	12,225	12,273	7,494
Total	31,832	29,376		38,176	35,548

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is listed for trading on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GURE”. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High	Low
2017
First Quarter (through March 10)	$2.30	$1.91
2016
First Quarter	$1.87	$1.39
Second Quarter	$1.65	$1.41
Third Quarter	$2.46	$1.46
Fourth Quarter	$2.53	$1.95

2015
First Quarter	$1.96	$1.15
Second Quarter	$2.66	$1.63
Third Quarter	$2.27	$1.39
Fourth Quarter	$1.99	$1.36

Holders

As of March 11, 2017, our common stock was held of record by approximately 40 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2016 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2016

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	185,000	$2.19	7,338,489
Equity compensation plans not approved by security holders	-	-	-
Total	185,000	$2.19	7,338,489

Purchases of Equity Securities by the Company and Affiliated Purchasers

None

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data.

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company which conducts operations through our wholly-owned China-based subsidiaries.  Our business is conducted and reported in four segments, namely, bromine, crude salt, chemical products and natural gas.

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

On December 12, 2006, we acquired, through a share exchange, Upper Class Group Limited, a British Virgin Islands holding corporation which then owned all of the outstanding shares of SCHC. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class for the net assets of our Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical consolidated financial statements of the legal acquirer, our Company, are those of the legal acquiree, Upper Class Group Limited, which is considered to be the accounting acquirer. Share and per share amounts reflected in this report have been retroactively adjusted to reflect the merger.

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

On August 31, 2008, SYCI completed the construction of a new chemical production line. It passed the examination by Shouguang City Administration of Work Safety and local fire department. This new production line focuses on producing environmental friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration. The line has an annual production capacity of 5,000 tons. Formal production of this chemical production line started on September 15, 2008. The total annual production capacity of SYCI is 36,300 tons.

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

On the closing date, the Company issued 7,268,011 shares of its common stock, par value $0.0005 per share (the “Shares”), at the closing market price of $1.84 per Share on the closing date to the four former equity owners of SCRC .The issuance of the Shares was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended. On the closing date, the Company entered into a lock-up agreement with the four former equity owners of SCRC. In accordance with the terms of the lock-up agreement, the shareholders agreed not to sell or transfer the Shares for five years from the date the stock certificates evidencing the Shares were issued.

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there was RMB11,495,162 capital contributed by SCHC as of December 31, 2016. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On August 30, 2016, Gulf Resources announced its intention to merge SYCI and SCRC. As of December 31, 2016, the legal elements of this merger had not been completed. As a result, these two subsidiaries are still being reported as independent entities.

As a result of our acquisitions of SCHC, SYCI and SCRC, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI, SCRC and DCHC, the consolidated financial statements and the information presented below as of and for the year ended December 31,2016. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Year ended December 31, 2016 as compared to year ended December 31, 2015

	Years ended
	December 31, 2016	December 31, 2015	Percent Change Increase/ (Decrease)
Net Revenue	$149,275,002	$162,317,120	(8%)
Cost of Net Revenue	$(94,785,671)	$(109,035,870)	(13%)
Gross Profit	$54,489,331	$53,281,250	2%
Sales, Marketing and Other Operating Expense	$(343,105)	$(375,365)	(9%)
Research and Development Costs	$(261,931)	$(230,590)	14%
Exploration cost	$—	$(325,840)	(100%)
Write-off / Impairment on property, plant and equipment	$(106,545)	$(969,638)	(89%)
Loss on demolition of factory	$(1,053,445)	$—	—
General and Administrative Expenses	$(5,434,755)	$(6,668,838)	(19%)
Other Operating Income	$433,792	$453,731	(4%)
Income from Operations	$47,723,342	$45,164,710	6%
Other Income, Net	$312,696	$275,235	14%
Income before Taxes	$48,036,038	$45,439,945	6%
Income Taxes	$(11,810,207)	$(11,371,908)	4%
Net Income	$36,225,831	$34,068,037	6%

Net Revenue  The table below shows the changes in net revenue in the respective segment of the Company for the fiscal year 2016 compared to the same period in 2015:

	Net Revenue by Segment
	Year Ended		Year Ended		Percent Change
	December 31, 2016		December 31, 2015		Increase/(Decrease)
Segment		Percent of total		Percent of total
Bromine	$56,811,730	38%	$52,385,491	32%	8%
Crude Salt	$8,985,852	6%	$10,494,939	7%	(14%)
Chemical Products	$83,477,420	56%	$99,436,690	61%	(16%)
Total sales	$149,275,002	100%	$162,317,120	100%	(8%)

	Years Ended December 31		Percent Change
Bromine and crude salt segments product sold in tonnes	2016	2015	Decrease
Bromine (excluded volume sold to SYCI and SCRC after acquisition in January 2015)	14,955	16,569	(10%)
Crude Salt	316,161	330,373	(4%)

	Years Ended December 31		Percent Change
Chemical products segment sold in tonnes	2016	2015	Decrease
Oil and gas exploration additives	10,505	14,332	(27%)
Paper manufacturing additives	3,032	4,134	(27%)
Pesticides manufacturing additives	2,179	3,127	(30%)
Pharmaceutical intermediates	1,617	1,682	(4%)
By products	12,043	12,273	(2%)
Overall	29,376	35,548	(17%)

Bromine segment

The increase in net revenue from our bromine segment was mainly due to the increase in the selling price. The selling price of bromine increased from $3,162 per tonne for the fiscal year 2015 to $3,799 per tonne for the same period in 2016, an increase of 20%.

The sales volume of bromine decreased from 16,569 tonnes for the fiscal year 2015 to 14,955 tonnes for the same period in 2016, a decrease of 10%. The major reason for the decrease in the sales volume of bromine was mainly due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the fiscal year 2016 from the same period in 2015.

Fiscal Year
Increase in net revenue of bromine as a result of:	2016 vs. 2015
Increase in average selling price	$10,044,003
Decrease in sales volume	$(5,617,764)
Total effect on net revenue of bromine	$4,426,239

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in both the sales volume and selling price of crude salt. The sales volume of crude salt decreased by 4% from 330,373 tonnes for the fiscal year 2015 to 316,161 tonnes for the same period in 2016. The average selling price of crude salt decreased from $31.77 per tonne for the fiscal year 2015 to $28.42 per tonne for the same period in 2016, a decrease of 11%. The major reason for the decrease in the sales volume of crude salt was mainly due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for the fiscal year 2016 from the same period in 2015.

Fiscal Year
Decrease in net revenue of crude salt as a result of:	2016 vs. 2015
Decrease in average selling price	$(1,081,403)
Decrease in sales volume	$(427,684)
Total effect on net revenue of crude salt	$(1,509,087)

Chemical products segment

	Product Mix of Chemical Product Segment
	Year Ended		Year Ended		Percent Change
	December 31, 2016		December 31, 2015		Decrease
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$19,914,575	24%	$27,642,028	28%	(28%)
Paper manufacturing additives	$3,456,932	4%	$4,908,057	5%	(30%)
Pesticides manufacturing additives	$11,194,214	13%	$15,611,616	16%	(28%)
Pharmaceutical intermediates	$34,159,589	41%	$36,488,364	36%	(6%)
By products	$14,752,110	18%	$14,786,625	15%	—
Total sales	$83,477,420	100%	$99,436,690	100%	(16%)

Net revenue from our chemical products segment decreased from $99,436,690 for the fiscal year 2015 to $83,477,420 for the same period in 2016, a decrease of approximately 16%. This decrease was primarily attributable to the decreased sales volume of all our chemical products mainly due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries. Net revenue from our oil and gas exploration chemicals contributed $19,914,575 (or 24%) and $27,642,028 (or 28%) of our chemical segment revenue for the fiscal year 2016 and 2015, respectively, with a decrease of $7,727,453, or 28%. Net revenue from our paper manufacturing additives decreased from $4,908,057 for the fiscal year 2015 to $3,456,932 for the same period in 2016, a decrease of approximately 30%. Net revenue from our pesticides manufacturing additives decreased from $15,611,616 for the fiscal year 2015 to $11,194,214 for the same period in 2016, a decrease of approximately 28%. Net revenue from our pharmaceutical intermediates decreased from $36,488,364 for the fiscal year 2015 to $34,159,589 for the same period in 2016, a decrease of approximately 6%. Net revenue from our by products was $14,786,625 for the fiscal year 2015 compared to $14,752,110 for the same period in 2016.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of SYCI for the fiscal year 2016 from the same period in 2015.

Decrease in net revenue of major chemical products, for fiscal year 2016 vs. 2015, as a result of:	Oil and Gas Exploration Additives	Paper Manufacturing Additives	Pesticides Agricultural Additives	Total
Increase/(Decrease) in average selling price	$(409,432)	$(168,733)	$384,142	$(194,023)
Decrease in sales volume	$(7,318,021)	$(1,282,392)	$(4,801,544)	$(13,401,957)
Total effect on net revenue of chemical products	$(7,727,453)	$(1,451,125)	$(4,417,402)	$(13,595,980)

The table below shows the changes in the average selling price and changes in the sales volume of the following major chemical products for the fiscal year 2016 from the same period in 2015 (only eleven months were included since we acquired SCRC in January 2015).

Decrease in net revenue, for the fiscal year 2016 vs. 2015, as a result of:	Pharmaceutical intermediates	By products	Total
Increase /(Decrease)in average selling price	$(937,167)	$244,572	$(692,595)
Decrease in sales volume	$(1,391,608)	$(279,087)	$(1,670,695)
Total effect on net revenue of chemical products	$(2,328,775)	$(34,515)	$(2,363,290)

If the full twelve months net revenue were to be included in 2015, the table showing the changes in the average selling price and changes in the sales volume would be as follows:

Decrease in net revenue, for the fiscal year 2016 vs. 2015, as a result of:	Pharmaceutical intermediates	By products	Total
Increase /(Decrease)in average selling price	$(1,308,147)	$268,504	$(1,039,643)
Decrease in sales volume	$(5,611,390)	$(1,756,434)	$(7,367,824)
Total effect on net revenue of chemical products	$(6,919,537)	$(1,487,930)	$(8,407,467)

Cost of Net Revenue

	Cost of Net Revenue by Segment
	Year Ended		Year Ended		Percent Change
	December 31, 2016		December 31, 2015		Decrease
Segment		Percent of total		Percent of total
Bromine	$30,879,323	32%	$36,592,812	33%	(16%)
Crude Salt	$8,187,291	9%	$8,335,648	8%	(2%)
Chemical Products	$55,719,057	59%	$64,107,410	59%	(13%)
Total Cost of Net Revenue	$94,785,671	100%	$109,035,870	100%	(13%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $94,785,671 for fiscal year 2016, a decrease of $14,250,199 (or approximately 13%) compared to fiscal year 2015. This decrease was primarily attributable to the decrease volume of products sold due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2015	47,347	40%
Fiscal year 2016	47,347	36%
Variance of the fiscal year 2016 and 2015	-	(4%	)

(i) Utilization ratio is calculated based on the actual production volume in tonnes for the year divided by the annual production capacity in tonnes. The product produce below reflect the annualized production.

Our utilization ratio decreased by 4% for the fiscal year 2016 as compared with the same period in 2015.

In view of the trend of a decrease in the bromine concentration of brine water being extracted at our production facilities, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we continue carrying out enhancements to replace eroded protective shells and enhancement works in our existing bromine extraction. In the third quarter of 2016, the Company incurred enhancement works in our existing bromine extraction and crude salt production facilities at costs of approximately $15.23 million. The Company expects to carry out enhancement projects for the crude salt fields in 2017, which will cost approximately $15 million. The Company also estimates that the amount of ordinary repair and maintenance expense will be approximately $0.8 million in 2017.

Bromine segment

For the fiscal year 2016, the cost of net revenue for our bromine segment was $30,879,323, a decrease of $5,713,489 (or 16%) compared to $36,592,812 for the fiscal year 2015. The major components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $8,198,333 (or 27%), depreciation and amortization of manufacturing plant and machinery of $14,614,059 (or 47%) and electricity of $2,566,285 (or 8%) for fiscal year 2016. The major components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $11,985,783 (or 33%), depreciation and amortization of manufacturing plant and machinery of $17,026,160 (or 47%) and electricity of $2,985,975 (or 8%) for fiscal year 2015, a similar cost structure as compared with the same in 2016. The decrease in net cost of net revenue was mainly attributable to the decreased volume of products sold and decrease in purchase cost of raw material.

The table below represents the major production cost components of bromine per ton sold for the respective periods:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015		% Change
		Percent of total		Percent of total
Raw materials	$971	45%	$1,047	45%	(7%)
Depreciation and amortization	$851	38%	$890	38%	(4%)
Electricity	$149	7%	$156	7%	(4%)
Others	$320	10%	$241	10%	33%
Production cost of bromine per ton	$2,292	100%	$2,334	100%	(2%)

Crude salt segment

For the fiscal year 2016, the cost of net revenue for our crude salt segment was $8,187,291, representing a decrease of $148,357, or 2%, over the same period in 2015. The decrease in cost was mainly due to the decrease in volume of crude salt sold and unit production cost. The significant costs were depreciation and amortization of $5,837,225 (or 71%), resource tax calculated based on the crude salt sold of $919,268 (or 11%) and electricity of $437,453 (or 5%) for the fiscal year 2016. The significant costs were depreciation and amortization of $5,839,694 (or 70%), resource tax calculated based on the crude salt sold of $1,060,665 (or 13%) and electricity of $535,178 (or 6%) for the fiscal year 2015. The table below represents the major production cost components of crude salt per ton sold for the respective periods:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015		% Change
		Percent of total		Percent of total
Depreciation and amortization	$18.5	70%	$17.7	70%	4%
Resource tax	$2.9	13%	$3.2	13%	(9%)
Electricity	$1.4	6%	$1.6	6%	(15%)
Others	$3.1	11%	$2.7	11%	15%
Production cost of crude salt per ton	$25.9	100%	$25.2	100%	3%

Chemical products segment

For the fiscal year 2016, the cost of net revenue for our chemical products segment was $55,719,057, representing a decrease of $8,388,353, or 13%, over the same period in 2015. This decrease was primarily attributable to the decrease in sales volume of all our chemical products.

Gross Profit. Gross profit was $54,489,331, or 37%, of net revenue for fiscal year 2016 as compared to $53,281,250, or 33%, of net revenue for fiscal year 2015.

	Gross Profit by Segment				% Point
	Year Ended		Year Ended		Change of
	December 31, 2016		December 31, 2015		Gross Profit
Segment		Percent of Net Revenue		Percent of Net Revenue
Bromine	$25,932,407	46%	$15,792,679	30%	16%
Crude Salt	$798,561	9%	$2,159,291	21%	(12%)
Chemical Products	$27,758,363	33%	$35,329,280	36%	(3%)
Total Gross Profit	$54,489,331	37%	$53,281,250	33%	4%

Bromine segment

For the fiscal year 2016, the gross profit margin for our bromine segment was 46%, as compared to 30% for the fiscal year 2015. This 16% increase is mainly due to the selling price of bromine increased from $3,162 per tonne for the fiscal year 2015 to $3,799 per tonne for the same period in 2016, an increase of 20%. We expect that the average selling price and gross profit margin of bromine will remain at current levels through the first quarter of 2017 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment

For the fiscal year 2016, the gross profit margin for our crude salt segment was 9% as compared to 21% for the same period in 2015. This 12% decrease is mainly attributable to the selling price decreased from $31.77 per tonne for the fiscal year 2015 to $28.42 per tonne for the same period in 2016, a decrease of 11%.

Chemical products segment

The gross profit margin for our chemical products segment for the fiscal year 2016 was 33% as compared to 36% for the same period in 2015, a decrease of 3%. This 3% decrease was primarily attributable to the increase in purchase cost of raw material.

Research and Development Costs The total research and development costs incurred for the fiscal years 2016 and 2015 were $261,931 and $230,590, respectively, an increase of 14%. Research and development costs for the fiscal year 2016 and 2015 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

Exploration Costs The total exploration costs incurred for fiscal year 2016 and 2015 were $0 and $325,840. The Company expenses exploration costs. When the financial viability of a project is proven, the Company will capitalize all future expenses and allocate them to the business line of that project. Prior to January 30, 2015, the Company incurred a total of $7,848,873 in exploration costs for the drilling of natural gas and brine wells in Daying County of Sichuan Province. These expenses were charged to the Company’s Bromine and Crude Salt segments. On January 30, 2015, the Company announced that it found natural gas resources under its bromine well in Sichuan. In early May 2015, the Company received a testing report that confirmed the economics of the natural gas under this well.

Since May 2015, all cost related to the well are included in the segment for DCHC. All related expenditures are being capitalized.

Write-off/Impairment on property, plant and equipment. Write-off on property, plant and equipment for the fiscal year 2016 and 2015 were $106,545 and $969,638, respectively, a decrease of 89%. Write-off on property, plant and equipment of $106,545 for the fiscal year 2016 represented the write-off of (i) certain protective shells to transmission pipelines and ducts replaced of $90,395 during the enhancement project that started in August 2016 and completed in September 2016; and (ii) certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 7 of $16,150. Write-off on property, plant and equipment of $969,638 for the fiscal year 2015 mainly represented the write-off of (i) certain protective shells to transmission pipelines and ducts replaced of $753,025 during the fourth phase enhancement project that started in August 2015 and completed in September 2015; and (ii) certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 11 of $66,676; (iii) the dismantle cost of $149,937 due to part of the Factory No.1 and 9 plant construction equipment did not meet the government's safety and environmental standards.

General and Administrative Expenses. General and administrative expenses were $5,434,755 for the fiscal year 2016, a decrease of $1,234,083 (or 19%) as compared to $6,668,838 for the same period in 2015. The decrease was primarily due to (i)the unrealized exchange gain in relation to the translation difference of inter-company balances in USD and RMB for the fiscal year 2016 in the amount of $1,702,728, as compared to the unrealized exchange gain for the same period in 2015 in the amount of $1,575,397; (ii) a non-cash expense related to stock options granted to employees decreased from $374,600 for the fiscal year 2015 to $40,300 for the same period of 2016; and (ii) audit fee incurred in the amount of $115,000 related to the audit of SCRC acquired in the fiscal year 2015; and (iii) incurred franchise tax fee in the amount of $241,081 for the fiscal year 2015, with no such expense in 2016 due to the reincorporation of the Company from Delaware to Nevada.

Other Operating Income. Other operating income was $433,792 for the fiscal year 2016, a decrease of $19,939(or 4%) as compared to $453,731 for the same period in 2015 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $47,723,342 for the fiscal year 2016 (or 32% of net revenue), an increase of $2,558,632 (or approximately 6%) over income from operations for the fiscal year 2015. This increase was primarily attributable to the increased bromine price and the decrease in general and administrative expense, reduced by the decrease in sales volume of the chemical products in fiscal year 2016 compared with the same period in 2015.

	Income from Operations by Segment
	Year ended December 31, 2016		Year ended December 31, 2015
Segment:		% of total		% of total
Bromine	$21,224,862	45%	$10,854,711	24%
Crude Salt	$9,076	—	$1,183,755	3%
Chemical Products	$25,473,792	55%	$32,997,870	73%
Natural Gas	$(4,906)	—	$—	—
Income from operations before corporate costs	$46,702,824	100%	$45,036,336	100%
Corporate costs	$(682,210)		$(1,447,023)
Unrealized translation difference	$1,702,728		$1,575,397
Income from operations	$47,723,342		$45,164,710

Bromine segment

Income from operations from our bromine segment was $21,224,862 for the fiscal year 2016, an increase of $10,370,151 (or approximately 96%) compared to the same period in 2016. This increase was mainly due to the increase in selling price of bromine from $3,162 per tonne in fiscal year 2015 to $3,799 per tonne in fiscal year 2016 and the decreased cost of revenue for the fiscal year 2016 compare for the same period in 2015 as mentioned in the cost of net revenue for our bromine segment.

Crude salt segment

Income from operations from our crude salt segment was $9,076 for the fiscal year 2016, a decrease of $1,174,679 (or approximately 99%) as compared to the same period in 2015. This decrease is mainly attributable to decreased selling price of crude salt in the fiscal year 2016 compared to the same period in 2015.

Chemical products segment

Income from operations from our chemical products segment was $25,473,792 for the fiscal year 2016, a decrease of $7,524,078 (or approximately 23%) over same period in 2015. This decrease was primarily attributable to the decrease in sales volume of all of our chemical products.

Other Income, Net. Other income, net, which represent bank interest income, net of capital lease interest expense was $312,696 for the fiscal year 2016, an increase of $37,461 (or approximately 14%) as compared to the same period in 2015.

Net Income. Net income was $36,225,831 for the fiscal year 2016, an increase of $2,157,794 (or approximately 6%) as compared to the same period in 2015. This increase was primarily attributable to the increased bromine price and the decrease in general and administrative expense , reduced by the decrease in sales volume of chemical products in fiscal year 2016 compared with the same period in 2015.

Effective Tax Rate. Our effective tax rates for the fiscal years 2016 and 2015 were 25% and 25%, respectively. The effective tax rate of 25% for the fiscal year 2015 and 2016 is consistent with the PRC statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, cash and cash equivalents were $163,884,574 as compared to $133,606,392 as of December 31, 2015.  The components of this increase of $30,278,182 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2016	2015
Net cash provided by operating activities	$55,216,598	$70,401,210
Net cash used in investing activities	$(14,961,379)	$(75,772,640)
Net cash used in financing activities	$(287,387)	$(344,396)
Effects of exchange rate changes on cash and cash equivalents	$(9,689,650)	$(7,263,383)
Net cash inflow /(outflow)	$30,278,182	$(12,979,209)

For the fiscal years 2016 and 2015, we met our working capital and capital investment requirements mainly by using cash flows from operations and cash on hand.

Net Cash Provided by Operating Activities

During the years ended December 31, 2016 and 2015, we had positive cash flow from operating activities of approximately $55.2 million and $70.4 million respectively, primarily attributable to net income.

During the year ended December 31, 2016, cash flow from operating activities of approximately $55.2 million exceeded our net income of approximately $36.2 million due to non-cash charges in the amount of approximately $25.3 million, mainly in the form of depreciation and amortization of property, plant and equipment, exchange loss on intercompany balances and loss on demolition of factory; partially offset cash used in working capital of approximately $6.4 million, which mainly consisted of an increase in accounts receivable and a decrease in accounts payable and accrued expenses and retention payable, partially offset by the decrease in inventories.

During the year ended December 31, 2015, cash flow from operating activities of approximately $70.4 million exceeded our net income of approximately $34.1 million due to non-cash charges in the amount of approximately $29.8 million, mainly in the form of depreciation and amortization of property, plant and equipment, write-off/impairment on property, plant and equipment and amortization of prepaid expenses; and cash used in working capital of approximately $6.6 million, which mainly consisted of decrease in accounts receivable and increase in retention payable and tax payable, partially offset by the decrease in accounts payable and accrued expenses.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
		% of total		% of total
Aged 1-30 days	$10,300,739	20%	$12,711,454	26%
Aged 31-60 days	$11,074,573	21%	$12,436,059	25%
Aged 61-90 days	$10,577,810	21%	$11,470,333	23%
Aged 91-120 days	$7,919,209	15%	$8,208,711	16%
Aged 121-150 days	$6,924,979	13%	$5,153,801	10%
Aged 151-180 days	$5,037,908	10%	$—	—
Total	$51,835,218	100%	$49,980,358	100%

The overall accounts receivable balance as of December 31, 2016 increased by $1,854,860 (or 4%), as compared to those as of December 31, 2015. Such increase is mainly attributable to the extended settlement days by customers due to the slowdown in the Chinese economy and the financial tightening, which in turn lengthened the average turnover days of accounts receivable from customers from 103 days for the fiscal year 2015 to 124 days for the fiscal year 2016. Normally, a 90 to 180-day credit period is granted to customers with good payment history. Approximately 53% of the balances of accounts receivable as of December 31, 2016 more than 90 days was settled by February 28, 2017. We have policies in place to ensure that sales are made to customers with an appropriate credit history and we perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the fiscal year 2016 is required.

Inventory

Our inventory consists of the following:

	December 31, 2016		December 31, 2015
		Percent of total		Percent of total
Raw materials	$818,500	14%	$1,014,917	14%
Finished goods	$4,370,331	74%	$5,486,970	76%
Work-in-process	$692,850	12%	$691,604	10%
	5,881,681	100%	7,193,491	100%
Allowance for obsolete and slowing-moving inventory	$—	—	$(12,691)	—
Total	$5,881,681	100%	$7,180,800	100%

The net inventory levels as of December 31, 2016 decreased by $1,299,119 (or 18%), as compared to the net inventory levels as of December 31, 2015.

Raw materials decreased by 19% as of December 31, 2016 as compared to December 31, 2015. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. As a result, we concluded that all of our raw materials as of December 31, 2016 are fully realizable for production of finished goods with no write down necessary.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials. There is no loss over time and a stable market price exists with a positive gross profit margin of 33% for the fiscal year 2016 (36% for fiscal year 2015). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. The gross profit margin for bromine for the fiscal year 2016 increased to 46%, as compared with 30% for the same period in fiscal year 2015, we anticipate that the price through 2017 will not fluctuate significantly to impair the cost of bromine.

As of December 31, 2016, the crude salt included in the inventory is approximately $1.6 million. The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne decreased from $31.77 for the fiscal year 2015 to $28.42 for the same period in 2016. In the same period, gross profit also decreased from 21% for the fiscal year 2015 to 9% for the same period in 2016. We believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than the current price. If the selling price continues to decrease, there will be an impact on our crude salt realization value. The selling price of crude salt per tonne has increased to $29.35 and $29.6 in January and February, 2017, respectively.

Net Cash Used In Investing Activities

In the fiscal year 2016, we used approximately $0.7 million cash for the prepayment of land leases. In the same period, we also used approximately $15.23 million cash to carry out enhancement projects to our existing bromine extraction and crude salt production facilities and $1.74 million cash for the construction of roads and related infrastructure needed to begin operations in the remote and mountainous region of Daying county.

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

We also received approximately $14.1 million from the acquisition of SCRC.

The above investing activities were financed by the opening cash balances as of December 31, 2015 and cash generated from operation during the fiscal year 2016.

Net Cash Used In Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the fiscal year 2016 and 2015.

In the fiscal year 2015, we used $0.04 million to repurchase 31,000 shares of common stock of the Company with the approval of the Board of Directors.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

Working capital was approximately $207.8 million at December 31, 2016 as compared to approximately $174.7 million at December 31, 2015. The increase was mainly attributable to the cash provided by operating activities during the fiscal year 2016.

We had available cash of approximately $163.9 million at December 31, 2016, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future.

In the future we intend to focus our efforts on the activities of SCHC, SYCI, SCRC and DCHC as these segments continue to expand within the Chinese market.

We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management’s attention, inability to retain key personnel, risks associated with unanticipated events and the consolidated financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. We may effect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2016 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 19 - Capital Commitment and Operating Lease Commitments.”

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules as of and for the years ended December 31, 2016 and 2015 listed in the Index at Item 15(a)2. Gulf Resources, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Resources, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules as of and for the years ended December 31, 2016 and 2015, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Morison Cogen LLP

Blue Bell, Pennsylvania

March 17, 2017

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
	2016	2015
Current Assets
Cash	$163,884,574	$133,606,392
Accounts receivable	51,835,218	49,980,358
Inventories, net	5,881,681	7,180,800
Prepayments and deposits	117,338	—
Prepaid land leases	47,255	49,833
Other receivables	1,424	559
Deferred tax assets	—	3,173
Total Current Assets	221,767,490	190,821,115
Non-Current Assets
Property, plant and equipment, net	108,731,126	127,871,323
Property, plant and equipment under capital leases, net	554,257	927,218
Prepaid land leases, net of current portion	4,754,169	5,197,216
Deferred tax assets	2,215,772	2,367,180
Goodwill	27,668,539	29,559,174
Total non-current assets	143,923,863	165,922,111
Total Assets	$365,691,353	$356,743,226

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$8,682,318	$9,929,700
Retention payable	733,869	1,135,956
Capital lease obligation, current portion	187,678	196,778
Taxes payable	4,341,331	4,814,003
Total Current Liabilities	13,945,196	16,076,437
Non-Current Liabilities
Capital lease obligation, net of current portion	2,284,959	2,555,914
Total Liabilities	$16,230,155	$18,632,351

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 and 46,276,269 shares issued; and 46,793,791 and 46,007,120 shares outstanding as of December 31, 2016 and 2015, respectively	23,525	23,139
Treasury stock; 259,149 and 269,149 shares as of December 31, 2016 and 2015	(577,141)	(599,441)
Additional paid-in capital	94,156,679	94,124,065
Retained earnings unappropriated	248,941,696	215,286,395
Retained earnings appropriated	22,910,966	20,340,436
Accumulated other comprehensive (loss) income	(15,994,527)	8,936,281
Total Stockholders’ Equity	349,461,198	338,110,875
Total Liabilities and Stockholders’ Equity	$365,691,353	$356,743,226

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Years Ended December 31,
	2016	2015
NET REVENUE
Net revenue	$149,275,002	$162,317,120

OPERATING INCOME (EXPENSE)
Cost of net revenue	(94,785,671)	(109,035,870)
Sales, marketing and other operating expenses	(343,105)	(375,365)
Research and development cost	(261,931)	(230,590)
Exploration cost	—	(325,840)
Write-off / Impairment on property, plant and equipment	(106,545)	(969,638)
Loss on demolition of factory	(1,053,445)	—
General and administrative expenses	(5,434,755)	(6,668,838)
Other operating income	433,792	453,731
	(101,551,660)	(117,152,410)

INCOME FROM OPERATIONS	47,723,342	45,164,710

OTHER INCOME (EXPENSE)
Interest expense	(174,921)	(194,036)
Interest income	487,617	469,271
	312,696	275,235
INCOME BEFORE TAXES	48,036,038	45,439,945

INCOME TAXES	(11,810,207)	(11,371,908)

NET INCOME	$36,225,831	$34,068,037

COMPREHENSIVE INCOME (LOSS)
NET INCOME	36,225,831	34,068,037
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	(24,930,808)	(21,740,602)

COMPREHENSIVE INCOME	$11,295,023	$12,327,435

EARNINGS PER SHARE
BASIC	$0.78	$0.75
DILUTED	$0.78	$0.74

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	46,279,033	45,167,288
DILUTED	46,625,663	46,109,404

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	income	Total

BALANCE AT JANUARY 1, 2015	38,911,014	38,672,865	238,149	$19,456	$(561,728)	$80,380,008	$183,480,402	$18,078,392	$30,676,883	$312,073,413
Translation adjustment	—	—	—	—	—	—	—	—	(21,740,602)	(21,740,602)
Common stock repurchased		(31,000)	31,000		$(37,713)	—	—	—	—	(37,713)
Cashless exercise of stock options	97,244	97,244	—	49	—	(49)	—	—	—	—
Issuance of stock options to employees	—	—	—	—	—	374,600	—	—	—	374,600
Common stock issued for business acquisition	7,268,011	7,268,011	—	3,634	—	13,369,506	—	—	—	13,373,140
Net income for year ended December 31, 2015	—	—	—	—	—	—	34,068,037	—	—	34,068,037
Transfer to statutory common reserve fund	—	—	—	—	—	—	(2,262,044	2,262,044	—	—
BALANCE AT DECEMBER 31, 2015	46,276,269	46,007,120	269,149	$23,139	$(599,441)	$94,124,065	$215,286,395	$20,340,436	$8,936,281	$338,110,875
BALANCE AT JANUARY 1, 2016	46,276,269	46,007,120	269,149	$23,139	$(599,441)	$94,124,065	$215,286,395	$20,340,436	$8,936,281	$338,110,875
Translation adjustment	—	—	—	—		—	—	—	(24,930,808)	(24,930,808)
Common stock issued	—	10,000	(10,000		22,300	(7,300)	—	—	—	15,000
Cashless exercise of stock options	776,671	776,671	—	386	—	(386)	—	—	—	—
Issuance of stock options to employees and directors	—	—	—	—	—	40,300	—	—	—	40,300
Net income for year ended December 31, 2016	—	—	—	—	—	—	36,225,831	—	—	36,225,831
Transfer to statutory common reserve fund	—	—	—	—	—	—	(2,570,530)	2,570,530	—	—
BALANCE AT DECEMBER 31, 2016	47,052,940	46,793,791	259,149	$23,525	$(577,141)	$94,156,679	$248,941,696	$22,910,966	$(15,994,527)	$349,461,198

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,225,831	$34,068,037
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	174,167	193,162
Amortization of prepaid land leases	774,250	774,512
Depreciation and amortization	24,880,246	29,095,648
Allowance for obsolete and slow-moving inventories	(12,691)	9,236
Write-off / Impairment loss on property, plant and equipment	106,545	969,638
Loss on demolition of factory	1,053,445	—
Unrealized translation difference	(1,702,728)	(1,575,397)
Deferred tax asset	3,013	(83,856)
Stock-based compensation expense-options	40,300	374,600
Treasury stock issued for services	15,000	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(6,167,996)	7,387,941
Other receivables	(877)	37,713
Inventories	901,528	(592,841)
Prepayment and deposits	(128,384)	92,400
Accounts payable and accrued expenses	(503,015)	(1,847,462)
Retention payable	(365,150)	841,225
Taxes payable	(76,886)	656,654
Net cash provided by operating activities	55,216,598	70,401,210

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of prepaid land leases	(673,934)	(683,129)
Compensation received from government on property disposition	2,708,417	—
Purchase of property, plant and equipment	(16,995,862)	(22,858,625)
Consideration paid for business acquisition	—	(66,305,606)
Cash acquired from acquisition	—	14,074,720
Net cash used in investing activities	(14,961,379)	(75,772,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(37,713)
Repayment of capital lease obligation	(287,387)	(306,683)
Net cash used in financing activities	(287,387)	(344,396)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9,689,650)	(7,263,383)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,278,182	(12,979,209)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	133,606,392	146,585,601
CASH AND CASH EQUIVALENTS - END OF YEAR	$163,884,574	$133,606,392

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$12,140,763	$10,747,472
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Par value of common stock issued upon cashless exercise of options	$386	$49
Fair value of common stock issued for acquisition of business	$—	$13,373,140
Transfer from construction in progress to property, plant and equipment	$57,596	—

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there has been RMB11,495,162 capital contributed by SCHC as of December 31, 2016. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On September 2, 2016 the Company announced the planned merger of SYCI and SCRC. As of December 31, 2016, this merger has not yet been finalized. This merger has no material impact on the Company’s consolidated financial statements as of and for fiscal year 2016.

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), manufactures chemical products for use in the oil industry, pesticides and paper manufacturing industry through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI"), and manufactures chemical products used for human and animal antibiotics through its wholly-owned subsidiary, Shouguang City Rongyuan Chemical Co, Ltd (“SCRC”) in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in PRC. The business is not fully operational as of December 31, 2016.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(c)           Use of Estimates

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

(d)           Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less. Because of short maturity of these investments, the carrying amounts approximate their fair values.

(e)           Accounts Receivable and Allowance of Doubtful Accounts

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

As of December 31, 2016 and 2015, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2016 and 2015.

(f)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $163,884,574 and $133,606,392 with these institutions as of December 31, 2016 and 2015, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition. Approximately 61.6% and 73.3% of the balances of accounts receivable as of December 31, 2016 and December 31, 2015, respectively, were 90 days old or less. Approximately 38% of the accounts receivable as of December 31, 2016 was collected by February 28, 2017. Approximately 53% of the accounts receivable as of December 31, 2016 more than 90 days old were settled by February 28, 2017.

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

Construction in process primarily represents direct costs of construction of property, plant and equipment. Costs incurred are capitalized and transferred to property, plant and equipment upon completion, at which time depreciation commences.

The Company’s depreciation and amortization policies on property, plant and equipment other than mineral rights and construction in process are as follows:

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

(i)           Asset Retirement Obligation

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) which established a uniform methodology for accounting for estimated reclamation and abandonment costs. FASB ASC 410 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded.

Currently, there are no reclamation or abandonment obligations associated with the land being utilized for exploitation.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(j)           Recoverability of Long Lived Assets

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

For the year ended December 31, 2015, certain property, plant and machinery, with net book values of $969,638 were replaced during the fourth phase enhancement project to protective shells for transmission channels, the enhancement work to bromine production facilities in Factory No.9 and 11 and to dismantle Factory No.1 and 9 plant construction equipment as they did not meet the government's safety and environmental standards. Write-offs of the same amounts were made and included in write-off/impairment on property, plant and equipment.

For the year ended December 31, 2016, certain property, plant and machinery, with net book values of $90,395 were replaced during the enhancement project to protective shells for transmission channels. Write-offs of the same amounts were made and included in write-off/impairment on property, plant and equipment.

(k)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $1,039,096 and $980,359 for the years ended December 31, 2016 and 2015, respectively.

(l)           Mineral Rights

The Company follows FASB ASC 805 “Business Combinations” that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

(m)           Leasing arrangements

Rentals payable under operating leases are charged to the consolidated statement of income on a straight line basis over the term of the relevant lease. For capital leases, the present value of future minimum lease payments at the inception of the lease is reflected as an asset and a liability in the consolidated balance sheet. Amounts due within one year are classified as short-term liabilities and the remaining balance as long-term liabilities.

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

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated other comprehensive income. The consolidated statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods as part of general and administrative expense. Included in the general and administrative expense is a foreign exchange gain of $1,702,728 and $1,575,397 for the years ended December 31, 2016 and 2015. The consolidated statement of cash flows is translated at average rates during the reporting period, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

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

(r)           Exploration Costs

Exploration costs, which included the cost of researching for appropriate places to drill wells and the cost of well drilling in search of potential natural brine or other resources, are charged to the income statement as incurred. Once the commercial viability of a project has been confirmed, all subsequent costs are capitalized.

(s)           Contingencies

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

(t)           Stock-based Compensation

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

(u)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 135,938 and 132,813 shares for the years ended December 31, 2016 and 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2016	2015
Numerator
Net income	$36,225,831	$34,068,037

Denominator
Basic: Weighted-average common shares outstanding during the year	46,279,033	45,167,288
Add: Dilutive effect of stock options	346,630	942,116
Diluted	46,625,663	46,109,404

Earnings per share
Basic	$0.78	$0.75
Diluted	$0.78	$0.74

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(v)          Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. Goodwill impairment is assessed based on qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value of a reporting entity is less than its carry amount, the two-step goodwill impairment test will be performed. As of December 31, 2016, the Company performed the qualitative assessment and determined that it is not more likely than not that the fair value of goodwill is less than its carrying amount and therefore deemed a full impairment test to be unnecessary. Management believes there has been no impairment to the value of recorded goodwill as of December 31, 2016.

(w)           New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The amendments in this Update require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. As of January 1, 2016, the Company adopted the amendments in this Update which has no material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. As of January 1, 2016, the Company adopted the amendments in this Update which has no material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company expects to adopt the new standard in the first quarter of 2018. It has made significant progress in evaluating its existing contracts and accounting policies to determine the impact this standard will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this on the consolidated financial statements and related disclosures.

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

The following table represents the fair value of identifiable assets and liabilities of SCRC acquired and goodwill recognized at acquisition date.

Cash	$14,074,720
Accounts receivable	19,365,259
Inventories	1,646,196
Other current assets	82,562
Property, plant and equipment, net	17,891,360
Prepaid land leases, net of current portion	4,800,404
Goodwill	27,668,539
Accounts payable and accrued expenses	(8,670,568)
Taxes payable	(963,458)
Cumulative translation adjustment	3,783,732
Total purchase price	$79,678,746

The net revenue and net income of SCRC since the acquisition date that are included in the consolidated statement of income for the fiscal year 2015 are $51,274,989 and $12,667,379. Goodwill is not expected to be deductible for tax purpose.

Costs of $121,512 related to the acquisition, which included audit fee and valuation fees, have been charged directly to operations and are included in general and administrative expenses in the consolidated statement of income for the fiscal year 2015.

The following table shows supplemental information of the actual results of operations for fiscal year 2016 and on a pro forma basis for fiscal year 2015, as if the acquisition of SCRC had been completed at the beginning of the Company’s periods presented:

	Year Ended December 31,
	2016	2015
	Actual	Pro forma
Net Revenue	$149,275,002	$168,031,383
Net Income	$36,225,831	$35,538,071
EARNINGS PER SHARE
-Basic	$0.78	$0.79
-Diluted	$0.78	$0.77

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

NOTE 3 – INVENTORIES

Inventories consist of:

	As of December 31,
	2016	2015

Raw materials	$818,500	$1,014,917
Finished goods	4,370,331	5,486,970
Work-in-process	692,850	691,604
Allowance for obsolete and slow-moving inventories	—	(12,691)
	$5,881,681	$7,180,800

NOTE 4 – PREPAID LAND LEASE

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the year ended December 31, 2016, amortization of prepaid land lease totaled $774,250, which was recorded as cost of net revenue.

During the year ended December 31, 2015, amortization of prepaid land lease totaled $774,512, which was recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 54.97 square kilometers of aggregate carrying value of $620,978 and approximately 59.43 square kilometers square meters of aggregate carrying value of $686,073 as at December 31, 2016 and 2015, respectively.

NOTE 5– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of December 31,
	2016	2015
At cost:
Mineral rights	$4,438,115	$6,131,230
Buildings	61,656,398	68,510,164
Plant and machinery	184,544,140	195,295,877
Motor vehicles	8,282	8,847
Furniture, fixtures and office equipment	4,553,473	4,864,619
Construction in progress	374,790	57,596
Total	255,575,198	274,868,333
Less: accumulated depreciation and amortization	(146,844,072)	(146,997,010)
Net book value	$108,731,126	$127,871,323

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $35,184,613 and $42,526,151 as at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, depreciation and amortization expense totaled $24,552,507 of which $23,220,525 and $1,331,982 were recorded as cost of net revenue and administrative expenses, respectively.

 During the year ended December 31, 2015, depreciation and amortization expense totaled $28,746,069 of which $27,281,471 and $1,464,598 were recorded as cost of net revenue and administrative expenses, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

In the third quarter of 2016, the Company incurred enhancement works in our existing bromine extraction and crude salt production facilities at costs of approximately $15.23 million. The above enhancement projects have estimated useful lives of 5 to 8 years and are capitalized as buildings and plant and machinery.

At the end of November 2016, the Company has signed the demolition compensation agreement for its Factory No. 6 with the Yangzi Street Office of Weifang City Binhai Economic-Technological Development Zone for the Taiwan Island Ecological Culture City Project.

The operation of the original Factory No.6 was stopped at the end of November 2016 to allow for the demolition of the factory by the government collection unit. The total written off during the demolition period was $3,761,862

Upon the completion of demolition and clearance of all ground fixtures in December 2016, a total sum of $2,708,417 was received from government. The write-off and demolition costs were offset against the compensation proceeds resulting in a net loss on demolition of factory of $1,053,445. This is included in the income statement for the year ended December 31, 2016 as loss on demolition of factory. This is accounted for in accordance with FASB ASC 605-40 “Revenue Recognition – Gains and Losses”.

In the fiscal year 2016, the company incurred $1,747,316 for the construction of roads and related infrastructure needed to begin operations in the remote and mountainous region of Daying county.

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

For the years ended December 31, 2016 and 2015, ordinary repair and maintenance expenses were $463,156 and $607,688, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	As of December 31,
	2016	2015
At cost:
Buildings	$118,623	$126,729
Plant and machinery	2,229,775	2,382,139
Total	2,348,398	2,508,868
Less: accumulated depreciation and amortization	(1,794,141)	(1,581,650)
Net book value	$554,257	$927,218

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2016, depreciation and amortization expense totaled $327,738, which was recorded as cost of sales.

During the year ended December 31, 2015, depreciation and amortization expense totaled $349,579, which was recorded as cost of sales.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2016	2015

Accounts payable	$7,513,075	$8,835,442
Salary payable	319,489	271,369
Social security insurance contribution payable	119,444	114,370
Other payables	730,310	708,519
Total	$8,682,318	$9,929,700

NOTE 8 – DUE TO A RELATED PARTY AND RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five stories of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. The cost of the five stories of the commercial building was valued by an independent appraiser on September 17, 2012 to its fair value and recorded as property, plant and equipment. The Company commenced using the property as the new headquarters for the office in early January, 2013. During the fiscal year 2013, the Company entered into an agreement with the Seller to provide property management services for an annual amount of $100,704 for five years from January 1, 2013 to December 31, 2017. The company recorded in general and administrative expense an amount of $100,704 in the years ended December 31, 2016 and 2015.

During the fiscal year 2016 and 2015, the Company borrowed $655,369 and $949,150, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2016	2015

Income tax payable	$1,849,535	$2,400,400
Natural resource tax	651,230	255,984
Value added tax payable	887,913	1,030,664
Land use tax payable	818,921	904,354
Other tax payables	133,732	222,601
Total	$4,341,331	$4,814,003

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	As of December 31,
	Interest rate	2016	2015
Total capital lease obligations	6.7%	$2,472,637	$2,752,692
Less: Current portion		(187,678)	(196,778)
Capital lease obligations, net of current portion		$2,284,959	$2,555,914

Interest expense from capital lease obligations amounted to $174,167 and $193,162, which were charged to the consolidated statement of income for the years ended December 31, 2016 and 2015. See Note 19 for future minimum lease payments disclosure.

NOTE 11 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stock to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheet as of December 31, 2016.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate a portion of its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI, SCRC and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund for SCHC, SYCI, SCRC and DCHC is 43%, 50%, 11% and 0% of its registered capital as of December 31, 2016, and 40%, 50%, 8% and 0% of its registered capital as of December 31, 2015.

NOTE 12 – TREASURY STOCK

In January 2015, the Company repurchased 31,000 shares of common stock of the Company at an average price of $1.22 per share for a total cost of $37,713 under the share repurchase plan that was approved by the Board of Directors. The Company recorded the entire purchase price of the treasury stock as a reduction of equity.

In July 2016, the Company issued 10,000 shares of common stock from the treasury shares to one of its consultants. The shares were valued at the closing market price on the date of the agreement and recorded as general and administrative expense in the consolidated statements of income and comprehensive income for the year ended December 31, 2016. The shares issued were deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price was charged to additional paid-in-capital.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number of shares of the Company’s common stock available for grant and issuance of stock options is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of December 31, 2016, the number of shares of the Company’s common stock available for issuance under the Plan is 7,338,489.

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

On March 2, 2016, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.78 per share and the options vested immediately. The options were valued at $7,300 fair value, with assumed 65.69% volatility, a three-year expiration term with expected tenor of 1.33 years, a risk free rate of 0.71% and no dividend yield.

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

On November 10, 2016, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.17 per share and the options vested immediately. The options were valued at $7,200 fair value, with assumed 51.78% volatility, a three-year expiration term with expected tenor of 1.69 years, a risk free rate of 0.85% and no dividend yield.

On December 18, 2016, the Company granted to a consultant to purchase 30,000 shares of the Company’s common stock, respectively, at an exercise price of $2.10 per share and the options vested immediately. The options were valued at $15,700 fair value, respectively, with assumed 50.67% volatility, a three-year expiration term with expected tenor of 1.50 years, a risk free rate of 1.06% and no dividend yield.

For the year ended December 31, 2016 and 2015, total compensation costs for options issued recorded in the consolidated statement of income were $40,300 and $374,600. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2016 and 2015.

During the year ended December 31, 2016, 776,671 shares of common stock were issued upon cashless exercise of 1,831,500 options.

During the year ended December 31, 2015, 97,244 shares of common stock were issued upon cashless exercise of 182,500 options.

NOTE 13 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2015 and December 31, 2016.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, December 31, 2014	2,744,000	$2.38	$0.95 - $12.60
Granted and vested during the year ended December 31, 2015	655,000	$1.49	$1.43 - $2.55
Exercised during the year ended December 31, 2015	(182,500)	$1.12	$0.95-$1.66
Expired during the year ended December 31, 2015	(817,500)	$4.86	$2.06 - $4.97
Balance, December 31, 2015	2,399,000	$1.39	$0.95 - $12.60
Granted and vested during the year ended December 31, 2016	80,000	$1.87	$1.45 - $2.17
Exercised during the year ended December 31, 2016	(1,831,500)	$1.11	$0.95-$1.45
Expired during the year ended December 31, 2016	(462,500)	$2.24	$0.95 - $12.60
Balance, December 31, 2016	185,000	$2.19	$1.54 - $4.80

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average	Weighted Average
	Outstanding		Remaining	Exercise Price of
	at December 31, 2016	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	185,000	$1.54 - $4.80	1.85	$2.19

All options exercisable and outstanding at December 31, 2016 are fully vested.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2016 was $16,825.

The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $1,479,042 and $236,535.

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. may be subject to the United States of America Tax law at tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2016 and 2015, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended 31 December 31, 2016 and 2015.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the years ended December 31, 2016 and 2015.  The applicable statutory tax rates for the years ended December 31, 2016 and 2015 are 16.5%.

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

As of December 31, 2016 and 2015, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC are $274,769,840 and $260,471,507, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2016 and 2015, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of December 31, 2016 and 2015, the unrecognized WHT are $12,756,698 and $11,974,695, respectively.

NOTE 14 – INCOME TAXES – Continued

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2013 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns from year 2009 are currently subject to examination.

The components of the provision for income taxes from continuing operations are:

	Years ended December 31,
	2016	2015

Current taxes – PRC	$11,807,194	$11,455,764
Deferred tax – PRC	3,013	(83,856)
	$11,810,207	$11,371,908

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2016	2015

Statutory income tax rate	25%	25%
Non-deductible items	(1%)	(1%)
Change in valuation allowance-US federal net operating loss	1%	1%
Effective tax rate	25%	25%

As of December 31, 2016 and 2015, the Company had US federal net operating loss (“NOL”) of approximately $33.1 million and $30.9 million available to offset against future federal income tax liabilities, respectively.  NOL can be carried forward up to 20 years from the year the loss is incurred. NOL will begin to expire after 2019. The Company believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$3,173
Impairment on property, plant and equipment	421,106	449,879
Exploration costs	1,794,667	1,917,301
Compensation costs of unexercised stock options	120,986	629,162
US federal net operating loss	11,575,000	10,835,000
Total deferred tax assets	13,911,759	13,834,515
Valuation allowance	(11,695,986)	(11,464,162)
Net deferred tax asset	$2,215,773	$2,370,353

Current deferred tax asset	$—	$3,173
Long-term deferred tax asset	$2,215,773	$2,367,180

The increases in valuation allowance for the year ended December 31, 2016 was $231,824.

The decreases in valuation allowance for the year ended December 31, 2015 was $345,134.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2016 and 2015.

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

Year Ended December 31, 2016	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$56,811,730	$8,985,852	$83,477,420	$—	$149,275,002	$—	$149,275,002
Net revenue (intersegment)	8,484,617	—	—	—	8,484,617	—	8,484,617
Income from operations before taxes	21,224,862	9,076	25,473,792	(4,906)	46,702,824	1,020,518	47,723,342
Income taxes	5,306,216	9,022	6,494,969	—	11,810,207	—	11,810,207
Income from operations after taxes	15,918,646	54	18,978,823	(4,906)	34,892,617	1,020,518	35,913,135
Total assets	143,145,960	33,980,033	186,676,983	1,799,094	365,602,070	89,283	365,691,353
Depreciation and amortization	15,056,980	5,221,667	4,601,599	—	24,880,246	—	24,880,246
Capital expenditures	12,912,583	2,335,963	—	1,747,316	16,995,862	—	16,995,862
Goodwill	—	—	27,668,539	—	27,668,539	—	27,668,539

Year Ended December 31, 2015	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$52,385,491	$10,494,939	$99,436,690	$—	$162,317,120	$—	$162,317,120
Net revenue (intersegment)	8,039,156	—	—	—	8,039,156	—	8,039,156
Income from operations before taxes	10,854,711	1,183,755	32,997,870	—	45,036,336	128,374	45,164,710
Income taxes	2,508,902	500,451	8,362,555	—	11,371,908	—	11,371,908
Income from operations after taxes	8,345,809	683,304	24,635,315	—	33,664,428	128,374	33,792,802
Total assets	136,701,878	40,306,628	179,733,958	—	356,742,464	762	356,743,226
Depreciation and amortization	17,498,441	6,136,889	5,460,318	—	29,095,648	—	29,095,648
Capital expenditures	20,665,890	2,120,622	72,113	—	22,858,625	—	22,858,625
Goodwill	—	—	29,559,174	—	29,559,174	—	29,559,174

* Common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

NOTE 15 – BUSINESS SEGMENTS – Continued

	Years ended December 31,
Reconciliations	2016	2015

Total segment operating income	$46,702,824	$45,036,336
Corporate costs	(682,210)	(1,447,023)
Unrealized translation difference	1,702,728	1,575,397
Income from operations	47,723,342	45,164,710
Other income	312,696	275,235
Income before taxes	$48,036,038	$45,439,945

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$9,823	$2,678	$5,347	$17,848	12.0%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2015.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$7,989	$2,703	$7,431	$18,123	11.2%

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2016, the Company sold 30.9% of its products to its top five customers. At December 31, 2016, amount due from these customers were $25,111,129. During the year ended December 31, 2015, the Company sold 31.7% of its products to its top five customers. At December 31, 2015, amount due from these customers were $21,872,942.

NOTE 17 – MAJOR SUPPLIERS

 During the year ended December 31, 2016, the Company purchased 54.4% of its raw materials from its top five suppliers.  At December 31, 2016, amounts due to those suppliers included in accounts payable were $3,598,861. During the year ended December 31, 2015, the Company purchased 57.6% of its raw materials from its top five suppliers.  At December 31, 2015, amounts due to those suppliers included in accounts payable were $3,460,249.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2016 and 2015.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of December 31, 2016, the Company leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine parcel of land under non-cancelable operating leases, which are fixed rentals and expire through December 2021, December 2022, December 2023, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively.

NOTE 19 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

The following table sets forth the Company’s contractual obligations as of December 31, 2016:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$270,570	$912,915	$89,930	$48,434
the next 13 to 24 months	270,570	931,415	89,930	—
the next 25 to 36 months	270,570	953,551	—	—
the next 37 to 48 months	270,570	973,869	—	—
the next 49 to 60 months	270,570	998,047	—	—
thereafter	2,435,124	16,479,046	—	—
Total	$3,787,974	$21,248,843	$179,860	$48,434
Less: Amount representing interest	(1,315,337)
Present value of net minimum lease payments	$2,472,637

Rental expenses related to operating leases of the Company amounted to $1,043,615 and $1,072,767 were charged to the consolidated statements of income for the years ended December 31, 2016 and 2015, respectively.

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2016	2015

Current Assets
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	284,649,094	272,678,589
Amounts due from group companies	65,197,650	65,882,207
Total non-current assets	349,846,744	338,560,796
Total Assets	$349,846,744	$338,560,796

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$242,845	$307,220
Amounts due to group companies	142,701	142,701
Total Liabilities	$385,546	$449,921

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 and 46,276,269 shares issued; and 46,793,791 and 46,007,120 shares outstanding as of December 31, 2016 and 2015, respectively	23,525	23,139
Treasury stock; 259,149 and 269,149 shares as of December 31, 2016 and 2015	(577,141)	(599,441)
Additional paid-in capital	94,156,679	94,124,065
Retained earnings unappropriated	248,941,696	215,286,395
Retained earnings appropriated	22,910,966	20,340,436
Cumulative translation adjustment	(15,994,527)	8,936,281
Total Stockholders’ Equity	349,461,198	338,110,875
Total Liabilities and Stockholders’ Equity	$349,846,744	$338,560,796

Condensed Statements of Income

	Years Ended December 31,
	2016	2015

OPERATING EXPENSES
General and administrative expenses	$(674,814)	$(1,430,831)
TOTAL OPERATING EXPENSES	(674,814)	(1,430,831)
OTHER EXPENSES
Interest expense	(668)	(663)
TOTAL OTHER EXPENSES	(668)	(663)
TOTAL EXPENSES	(675,482)	(1,431,494)
Equity in net income of subsidiaries	36,901,313	35,499,531
INCOME BEFORE TAXES	36,225,831	34,068,037
INCOME TAXES	—	—
NET INCOME	$36,225,831	$34,068,037

S-1

Condensed Statements of Cash Flows

	Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,225,831	$34,068,037
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in unconsolidated subsidiaries	(36,901,313)	(35,499,531)
Stock-based compensation expense-options	40,300	374,600
Shares issued from treasury stock for services	15,000	—
Changes in assets and liabilities:
Prepayment and deposits	—	4,586
Other payables and accrued expenses	(64,375)	(15,474)
Net cash used in operating activities	(684,557)	(1,067,782)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from / (to) group companies	684,557	1,105,495
Repurchase of common stock	—	(37,713)
Net cash provided by financing activities	684,557	1,067,782
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Par value of common stock issued upon cashless exercise of options	$386	$49
Fair value of common stock issued for acquisition of business	$—	$13,373,140

(i)	Basis of presentation

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

As of December 31, 2016, the Company itself has no purchase commitment, capital commitment and operating lease commitment.

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

S-2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure   We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Base on such evaluation our CEO and CFO have concluded that, as of December 31, 2016, our internal controls over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2017 annual meeting of stockholders (the “2017 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2017 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2017 Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions, and Director Independence” and “Election of Directors — Board Meetings and Committees” in the 2017 Proxy Statement and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Audit Committee Report” in the 2017 Proxy Statement and incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)        Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b)        Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on December 12, 2007.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

10.1	Lock-up Agreement by and among the Registrant, Top King Group Limited, Billion Gold Group Limited, Top good International Limited, Ming Yang, Wenxiang Yu, Zhi Yang and Shandong Haoyuan Industry Group Ltd., dated May 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2009.

10.2	Asset Purchase Agreement by and among the Registrant, Shouguang City Haoyuan Chemical Company Limited, Fengxia Yuan, Han Wang and Qing Yang, dated September 7, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2009.

10.3	Securities Purchase Agreement by and among the Registrant and institutional investors dated December 11, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2009.

10.4	Registration Rights Agreement by and among the Registrant and institutional investors dated December 11, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2009.

10.5	Asset Purchase Agreement by and between Shouguang Haoyuan Chemical Co., Ltd., Jinjin Li, and Qiuzhen Wang dated June 7, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 3 on the Current Report on Form 8-K filed on February 22, 2011

10.6	Crude Salt Field Acquisition Agreement by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm dated December 30, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2011.

10.7	Attachment to the Crude Salt Field Acquisition Agreement by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm dated December 30, 2010, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 4, 2011

10.8	Lease Contract dated November 5, 2010 by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2011.

10.9	Supplementary Agreement dated March 1, 2011 by and between Shouguang City Haoyuan Chemical Co., Ltd. and State-Operated Shouguang Qingshuibo Farm, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2011.

10.10	Bromine Factory Relocation Compensation Agreement dated August 22, 2011 by and between Yangkou Township People’s Government of Shouguang Municipality and Shouguang City Haoyuan Chemical Co., Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2011.

10.11	Asset Purchase Agreement dated December 22, 2011 by and between Shouguang City Haoyuan Chemical Co., Ltd, Gulf Resources, Inc., and Liangcai Zhang, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2011.

10.12	Commercial Property Purchase Agreement dated September 25, 2012 by and between Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. and Shouguang Yuxin Chemical Industry Co., Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2012.

10.13	Asset Purchase Agreement dated November 26, 2012 by and between Gulf Resources, Inc., Shouguang City Haoyuan Chemical Co., Ltd, and Chengyong Zhao, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2012.

10.14	Translation of Bromine Factory Relocation Compensation Agreement dated September 25, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed on September 26, 2013.
10.15	Equity Interest Transfer Agreement, dated January 12, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2015.

10.16	Lock-Up Agreement, dated February 4, 2015 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015.

10.17	Project Investment Agreement, dated November 23, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2015.

10.18	Amended and Restated 2007 Equity Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2007.

10.19	Amendment to Amended and Restated 2007 Equity Incentive Plan, incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 31, 2015.

10.20	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries.*

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: March 17, 2017	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 17, 2017
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 17, 2017
Min Li	Chief Financial Officer

/s/ Ming Yang		March 17, 2017
Ming Yang	Director

/s/ Naihui Miao		March 17, 2017
Naihui Miao	Director

/s/ Tengfei Zhang		March 17, 2017
Tengfei Zhang	Director

/s/ Yang Zou		March 17, 2017
Yang Zou	Director

/s/ Nan Li		March 17, 2017
Nan Li	Director

/s/ Shi Tong Jiang		March 17, 2017
Shi Tong Jiang	Director

63