Form 10-Q
period 2017-03-31
GULF RESOURCES, INC.
filed 2017-05-12
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐ No ☒

As of May 1, 2017, the registrant had outstanding 46,793,791 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2017 Unaudited	December 31, 2016 Audited
Current Assets
Cash	$172,804,078	$163,884,574
Accounts receivable	60,626,001	51,835,218
Inventories, net	5,147,763	5,881,681
Prepayments and deposits	30,000	117,338
Prepaid land leases	378,684	47,255
Other receivable	2,008	1,424
Deferred tax assets	—	—
Total Current Assets	238,988,534	221,767,490
Non-Current Assets
Property, plant and equipment, net	104,154,220	108,731,126
Property, plant and equipment under capital leases, net	478,451	554,257
Prepaid land leases, net of current portion	4,665,917	4,754,169
Deferred tax assets	2,227,916	2,215,772
Goodwill	27,820,174	27,668,539
Total non-current assets	139,346,678	143,923,863
Total Assets	$378,335,212	$365,691,353

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$10,366,776	$8,682,318
Retention payable	2,418	733,869
Capital lease obligation, current portion	230,380	187,678
Taxes payable	5,855,566	4,341,331
Total Current Liabilities	16,455,140	13,945,196
Non-Current Liabilities
Capital lease obligation, net of current portion	2,297,482	2,284,959
Total Liabilities	$18,752,622	$16,230,155

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 and 47,052,940 shares issued; and 46,793,791 and 46,793,791 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	23,525	23,525
Treasury stock; 259,149 and 259,149 shares as of March 31, 2017 and December 31, 2016 at cost	(577,141)	(577,141)
Additional paid-in capital	94,165,679	94,156,679
Retained earnings unappropriated	256,172,033	248,941,696
Retained earnings appropriated	23,755,749	22,910,966
Accumulated other comprehensive loss	(13,957,255)	(15,994,527)
Total Stockholders’ Equity	359,582,590	349,461,198
Total Liabilities and Stockholders’ Equity	$378,335,212	$365,691,353

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2017	2016

NET REVENUE
Net revenue	$32,788,493	$34,495,450

OPERATING INCOME (EXPENSE)
Cost of net revenue	(20,213,863)	(23,881,646)
Sales, marketing and other operating expenses	(75,833)	(81,901)
Research and development cost	(61,898)	(59,837)
General and administrative expenses	(1,728,460)	(1,916,030)
Other operating income	104,558	110,282
	(21,975,496)	(25,829,132)

INCOME FROM OPERATIONS	10,812,997	8,666,318

OTHER INCOME (EXPENSE)
Interest expense	(41,911)	(46,129)
Interest income	125,860	114,446
INCOME BEFORE TAXES	10,896,946	8,734,635

INCOME TAXES	(2,821,826)	(2,267,671)

NET INCOME	$8,075,120	$6,466,964

COMPREHENSIVE INCOME:
NET INCOME	$8,075,120	$6,466,964
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	2,037,272	1,893,061

COMPREHENSIVE INCOME	$10,112,392	$8,360,025

EARNINGS PER SHARE:
BASIC	$0.17	$0.14
DILUTED	$0.17	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	46,793,791	46,007,120
DILUTED	46,804,241	46,740,326

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2017
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	(loss) income	Total

BALANCE AT DECEMBER 31, 2016 (Audited)	47,052,940	46,793,791	259,149	$23,525	$(577,141)	$94,156,679	$248,941,696	$22,910,966	$(15,994,527)	$349,461,198
Translation adjustment	—	—	—	—		—	—	—	2,037,272	2,037,272
Issuance of stock options to employees	—	—	—	—	—	9,000	—	—	—	9,000
Net income for three-month period ended March 31, 2017	—	—	—	—	—	—	8,075,120	—	—	8,075,120
Transfer to statutory common reserve fund	—	—	—	—	—	—	(844,783)	844,783	—	—
BALANCE AT MARCH 31, 2017 (Unaudited)	47,052,940	46,793,791	259,149	$23,525	$(577,141)	$94,165,679	$256,172,033	$23,755,749	$(13,957,255)	$359,582,590

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)
	Three-Month Period Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,075,120	$6,466,964
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	41,753	45,891
Amortization of prepaid land leases	107,461	131,544
Depreciation and amortization	5,439,098	6,869,721
Unrealized exchange loss on translation of inter-company balances	137,255	130,462
Stock-based compensation expense	9,000	7,300
Changes in assets and liabilities, net of effects of acquisition :
Accounts receivable	(8,523,139)	(1,380,964)
Inventories	767,825	255,763)
Prepayments and deposits	(29,129)	(30,000)
Other receivables	(580)	—
Accounts payable and accrued expenses	1,641,677	2,000,630
Retention payable	(736,894)	(501,556)
Taxes payable	1,493,322	376,559
Net cash provided by operating activities	8,422,769	14,372,314

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(324,743)	(326,526)
Purchase of property, plant and equipment	(59,975)	(57,286)
Net cash used in investing activities	(384,718)	(383,812)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	881,453	816,906
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,919,504	14,805,408
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	163,884,574	133,606,392
CASH AND CASH EQUIVALENTS - END OF PERIOD	$172,804,078	$148,411,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,798,807	$2,319,477

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

In the opinion of management, the unaudited financial information for the quarter ended March 31, 2017 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2016 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, Shouguan Yuxin Chemical Co., Limited (“SYCI”) and Shouguan Rongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the three months ended March 31, 2017.

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiary, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”). HKJI owns 100% of Shouguang City Haoyuan Chemical Company Limited ("SCHC") which owns 100% of Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) and Daying County Haoyuan Chemical Company Limited (“DCHC”).  All material intercompany transactions have been eliminated on consolidation.

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in PRC. The business is not fully operational as of March 31, 2017.

(c)           Allowance for Doubtful Accounts

As of March 31, 2017 and December 31, 2016, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the condensed consolidated statements of income for the three-month periods ended March 31, 2017 and 2016.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $172,804,078 and $163,884,574 with these institutions as of March 31, 2017 and December 31, 2016, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition. Approximately 61.8% and 61.6% of the balance of accounts receivable as of March 31, 2017 and December 31, 2016, respectively, are outstanding for less than three months. For the balances of accounts receivable aged more than 90 days as of March 31, 2017, approximately 30% were settled by April 30, 2017.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $255,216 and $249,463 for the three-month periods ended March 31, 2017 and 2016, respectively.

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

MARCH 31, 2017

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

For the three-month period ended March 31, 2017 and 2016, the Company determined that there are no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 25,000 and 57,192 shares for the three-month periods ended March 31, 2017 and 2016, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended March 31,
	2017	2016
Numerator
Net income	$8,075,120	$6,466,964

Denominator
Basic: Weighted-average common shares outstanding during the period	46,793,791	46,007,120
Add: Dilutive effect of stock options	10,450	733,206
Diluted	46,804,241	46,740,326

Net income per share
Basic	$0.17	$0.14
Diluted	$0.17	$0.14

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

(n)           New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted the amendments in this Update as of January 1, 2017. There is no impact on the financial statements since any excess tax benefits were fully offset by a valuation allowance and not recognized for financial statement purposes.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	March 31, 2017	December 31, 2016

Raw materials	$796,244	$818,500
Finished goods	3,561,912	4,370,331
Work-in-progress	789,607	692,850
Allowance for obsolete and slow-moving inventory	-	-
	$5,147,763	$5,881,681

NOTE 3 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month periods ended March 31, 2017 and 2016, amortization of prepaid land leases totaled $107,461 and $131,544, respectively, which amounts were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 54.97 square kilometers of aggregate carrying value of $858,871 and approximately 54.97 square kilometers of aggregate carrying value of $620,978 as at March 31, 2017 and December 31, 2016, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2017	December 31, 2016
At cost:
Mineral rights	$4,462,438	$4,438,115
Buildings	62,300,940	61,656,398
Plant and machinery	185,802,691	184,544,140
Motor vehicles	8,327	8,282
Furniture, fixtures and office equipment	4,578,428	4,553,473
Construction in process	—	374,790
Total	257,152,824	255,575,198
Less: Accumulated depreciation and amortization	(152,998,604)	(146,844,072)
Net book value	$104,154,220	$108,731,126

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $34,751,155 and $35,184,613 as at March 31, 2017 and December 31, 2016, respectively.

During the three-month period ended March 31, 2017, depreciation and amortization expense totaled $5,360,103, of which $5,068,503 and $291,600 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended March 31, 2016, depreciation and amortization expense totaled $6,786,400, of which $6,438,140 and $348,260 were recorded as cost of net revenue and administrative expenses, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	March 31, 2017	December 31, 2016
At cost:
Buildings	$119,273	$118,623
Plant and machinery	2,241,995	2,229,775
Total	2,361,268	2,348,398
Less: Accumulated depreciation and amortization	(1,882,817)	(1,794,141)
Net book value	$478,451	$554,257

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2017, depreciation and amortization expense totaled $78,996, which was recorded as cost of net revenue. During the three-month period ended March 31, 2016, depreciation and amortization expense totaled $83,320, which was recorded as cost of net revenue.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Accounts payable	$9,433,132	$7,513,075
Salary payable	292,789	319,489
Social security insurance contribution payable	117,905	119,444
Other payables	522,950	730,310
Total	$10,366,776	$8,682,318

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2017, the Company borrowed a sum of $150,000 from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amount due to Jiaxing Lighting was unsecured, interest free and repayable on demand and was fully settled in the three-month period ended March 31, 2017. There was no balance owing to Jiaxing Lighting as of March 31, 2017 and December 31, 2016.

During the fiscal year 2013, the Company entered into an agreement with the Shandong Shouguang Vegetable Seed Industry Group Co., Ltd, a related party, to provide property management services for an annual amount of approximately $100,704 for five years from January 1, 2013 to December 31, 2017. The expense associated with this agreement for the three months ended March 31, 2017 and 2016 was approximately $22,600 and $25,500.

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	March 31,	December 31,
	2017	2016
Income tax payable	$2,880,718	$1,849,535
Natural resource tax	359,597	651,230
Value added tax payable	1,661,531	887,913
Land use tax payable	767,926	818,921
Other tax payables	185,793	133,732
Total	$5,855,566	$4,341,331

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	March 31,	December 31,
	Interest rate	2017	2016
Total capital lease obligations	6.7%	$2,527,862	$2,472,637
Less: Current portion		(230,380)	(187,678)
Capital lease obligations, net of current portion		$2,297,482	$2,284,959

Interest expenses from capital lease obligations amounted to $41,753 and $45,891 for the three-month periods ended March 31, 2017 and 2016, respectively, were charged to the condensed consolidated statement of income. See Note 17 for future minimum lease payments disclosure.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 10 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stocks to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of March 31, 2017 for SCHC, SYCI and DCHC is 45%, 15% and 0% of its registered capital respectively.

NOTE 11 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of March 31, 2017, the number of shares of the Company’s common stock available for issuance under the Plan is 7,338,489.

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

On March 2, 2017, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.98 per share and the options vested immediately. The options were valued at $9,000 fair value, with assumed 57.42% volatility, a three-year expiration term, with an expected tenor of 1.69 years, a risk free rate of 1.59% and no dividend yield. For the three-month period ended March 31, 2017, $9,000 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2017 and March 31, 2017.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2017	185,000	$2.19	$1.54 - $4.80
Granted and vested during the period ended March 31, 2017	12,500	$1.98	$1.98
Expired during the period ended March 31, 2017	(12,500)	$2.55	$2.55
Balance, March 31, 2017	185,000	$2.16	$1.54 - $4.80

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at March 31, 2017	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	185,000	$1.54 - $4.80	1.81

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2017 was $5,100.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. may be subject to the United States of America Tax law at tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2017 and 2016, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2017 and 2016.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month periods ended March 31, 2017 and 2016.  The applicable statutory tax rates for the three-month periods ended March 31, 2017 and 2016 are 16.5%.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC, SYCI and DCHC in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC, SYCI and DCHC are wholly foreign-owned enterprises (“FIE”) incorporated in the PRC and are subject to PRC Foreign Enterprise Income Tax Law.

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

As of March 31, 2017 and December 31, 2016, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $283,863,796 and $274,769,840, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2017 and December 31, 2016, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of March 31, 2017 and December 31, 2016, the unrecognized WHT are $13,206,016 and $12,756,698, respectively.

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2013 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns since incorporation in year 2009 are currently subject to examination. The tax authorities of the PRC may examine the Company’s PRC tax returns for three years from the date of filing.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended March 31,
	2017	2016
Current taxes – PRC	$2,821,826	$2,267,671
Deferred taxes – PRC	—	—
	$2,821,826	$2,267,671

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – INCOME TAXES – Continued

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended March 31,
Reconciliations	2017	2016
Statutory income tax rate	25%	25%
Non-deductible expense and change in valuation allowance	1%	1%
Effective tax rate	26%	26%

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2017 and December 30, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$—
Impairment on property, plant and equipment	423,413	421,106
Exploration costs	1,804,502	1,794,667
Compensation costs of unexercised stock options	119,786	120,986
US federal net operating loss	11,617,000	11,575,000
Total deferred tax assets	13,964,701	13,911,759
Valuation allowance	(11,736,786)	(11,695,986)
Net deferred tax asset	$2,227,915	$2,215,773

The increase in valuation allowance for the three-month period ended March 31, 2017 is $40,800.

The decrease in valuation allowance for the three-month period ended March 31, 2016 is $101,645.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2017 and December 31, 2016.

NOTE 13 – BUSINESS SEGMENTS

The Company has four reportable segments:  bromine, crude salt, chemical products and natural gas. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

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

Three-Month Period Ended March 31, 2017	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$13,922,394	$1,813,778	$17,052,321	$—	$32,788,493	$—	$32,788,493
Net revenue (intersegment)	2,178,493	—	—	—	2,178,493	—	2,178,493
Income (loss) from operations before taxes	5,271,933	885,888	4,946,177	(23,758)	11,080,240	(267,243)	10,812,997
Income taxes	1,330,103	223,582	1,268,141	—	2,821,826	—	2,821,826
Income (loss) from operations after taxes	3,941,830	662,306	3,678,036	(23,758)	8,258,414	(267,243)	7,991,171
Total assets	155,178,113	28,641,633	192,675,503	1,802,854	378,298,103	37,109	378,335,212
Depreciation and amortization	3,998,581	454,447	986,070	—	5,439,098	—	5,439,098
Goodwill	—	—	27,820,174	—	27,820,174	—	27,820,174

Three-Month Period Ended March 31, 2016	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$13,169,528	$1,766,608	$19,559,314	$—	$34,495,450	$—	$34,495,450
Net revenue (intersegment)	1,822,202	—	—	—	1,822,202	—	1,822,202
Income (loss) from operations before taxes	3,005,518	227,613	5,723,731	—	8,956,862	(290,544)	8,666,318
Income taxes	743,370	63,504	1,460,797	—	2,267,671	—	2,267,671
Income (loss) from operations after taxes	2,262,148	164,109	4,262,934	—	6,689,191	(290,544)	6,398,647
Total assets	150,811,432	30,335,316	185,961,792	—	367,108,540	36,152	367,144,692
Depreciation and amortization	4,367,792	1,192,666	1,309,263	—	6,869,721	—	6,869,721
Goodwill	—	—	29,706,970	—	29,706,970	—	29,706,970

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2017	2016
Total segment operating income	$11,080,240	$8,956,862
Corporate costs	(129,988)	(160,082)
Unrealized loss on translation of intercompany balance	(137,255)	(130,462)
Income from operations	10,812,997	8,666,318
Other income	83,949	68,317
Income before taxes	$10,896,946	$8,734,635

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 2,594	$ 497	$ 1,085	$ 4,176	12.7%

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 2,422	$ 487	$ 1,301	$ 4,210	12.2%

NOTE 14– CUSTOMER CONCENTRATION

During the three-month periods ended March 31, 2017 and 2016, the Company sold 36.4% and 34.4% of its products to its top five customers, respectively. As of March 31, 2017 and 2016, amounts due from these customers were $30,263,356 and $22,632,476, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 15 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2017 and 2016, the Company purchased 69.7% and 55.2% of its raw materials from its top five suppliers, respectively.  As of March 31, 2017 and 2016, amounts due to those suppliers included in accounts payable were $5,639,164 and $5,328,377, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of March 31, 2017 and December 31, 2016.

NOTE 17 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of March 31, 2017, the Company has leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine parcels of land under non-cancelable operating leases, which are fixed rentals and expire through December 2021, December 2023, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively.

The Company has no purchase commitments as of March 31, 2017.

The following table sets forth the Company’s contractual obligations as of March 31, 2017:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees
Payable within:
the next 12 months	$272,052	$932,376	$90,423
the next 13 to 24 months	272,052	953,137	—
the next 25 to 36 months	272,052	974,719	—
the next 37 to 48 months	272,052	997,450	—
the next 49 to 60 months	272,052	858,660	—
thereafter	2,448,472	16,324,845	—
Total	$3,808,732	$21,041,187	$90,423
Less: Amount representing interest	(1,280,870)
Present value of net minimum lease payments	$2,527,862

Rental expenses related to operating leases of the Company amounted to $255,120 and $260,383, which were charged to the condensed consolidated statements of income for the three months ended March 31, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our 2016 Form 10-K.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our 2016 Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2016.

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there was RMB11,754,919 capital contributed by SCHC as of March 31, 2017. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, Shouguan Yuxin Chemical Co., Limited (“SYCI”) and Shouguan Rongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the three months ended March 31, 2017.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC and SYCI, our historical financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2017 and 2016.

Comparison of the Three-Month Periods Ended March 31, 2017 and 2016

	Three-Month Period Ended March 31, 2017	Three-Month Period Ended March 31, 2016	Percent Change Increase/ (Decrease)
Net revenue	$32,788,493	$34,495,450	(5%)
Cost of net revenue	$(20,213,863)	$(23,881,646)	(15%)
Gross profit	$12,574,630	$10,613,804	18%
Sales, marketing and other operating expenses	$(75,833)	$(81,901)	(7%)
Research and development costs	$(61,898)	$(59,837)	3%
General and administrative expenses	$(1,728,460)	$(1,916,030)	(10%)
Other operating income	$104,558	$110,282	(5%)
Income from operations	$10,812,997	$8,666,318	25%
Other income, net	$83,949	$68,317	23%
Income before taxes	$10,896,946	$8,734,635	25%
Income taxes	$(2,821,826)	$(2,267,671)	24%
Net income	$8,075,120	$6,466,964	25%

Net revenue  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended March 31, 2017 compared to the same period in 2016:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change
	March 31, 2017		March 31, 2016		Increase/(Decrease)
Segment		% of total		% of total
Bromine	$13,922,394	42%	$13,169,528	38%	6%
Crude Salt	$1,813,778	6%	$1,766,608	5%	3%
Chemical Products	$17,052,321	52%	$19,559,314	57%	(13%)
Total sales	$32,788,493	100%	$34,495,450	100%	(5%)

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2017	March 31, 2016	Increase
Bromine (excluded volume sold to SYCI)	3,420	3,428	—
Crude Salt	60,664	59,200	2%

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	March 31, 2017	March 31, 2016	Decrease
Oil and gas exploration additives	2,105	2,434	(14%)
Paper manufacturing additives	615	703	(13%)
Pesticides manufacturing additives	416	508	(18%)
Pharmaceutical intermediates	308	375	(18%)
By product	2,647	2,795	(5%)
Overall	6,091	6,815	(11%)

Bromine segment

The increase in net revenue from our bromine segment was mainly due to the increase in the selling price of bromine. The selling price of bromine increased from $3,841 per tonne for the three-month period ended March 31, 2016 to $4,071 per tonne for the same period in 2017, an increase of 6%.

The sales volume of bromine decreased from 3,428 tonnes for the three-month period ended March 31, 2016 to 3,420 tonnes for the same period in 2017, a decrease of 0.2%.

We expect the average selling price of bromine to remain at current levels through the end of 2017 should the PRC government’s macro-economic tightening policy remain in place. The table below shows the changes in the average selling price and changes in the sales volume of bromine for the three-month period ended March 31, 2017 compared to the same period in 2016.

Three-Month Period Ended March 31,
Increase in net revenue of bromine as a result of:	2017 vs. 2016
Increase in average selling price	$785,067
Decrease in sales volume	$(32,201)
Total effect on net revenue of bromine	$752,866

Crude salt segment

The increase in net revenue from our crude salt segment was due to the increase in both the sales volume and selling price of crude salt. The sales volume of crude salt increased by 2% from 59,200 tonnes for the three-month period ended March 31, 2016 to 60,664 tonnes for the same period in 2017. The average selling price of crude salt increased from $29.84 per tonne for the three-month period ended March 31, 2016 to $29.90 per tonne for the same period in 2017.

We expect the average selling price of crude salt to remain at current levels through the end of 2017.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended March 31, 2017 from the same period in 2016.

Three-Month Period Ended March 31,
Increase in net revenue of crude salt as a result of:	2017 vs. 2016
Increase in average selling price	$3,440
Increase in sales volume	$43,730
Total effect on net revenue of crude salt	$47,170

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	March 31, 2017		March 31, 2016		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$3,977,298	23%	$4,676,078	24%	(15%)
Paper manufacturing additives	$688,276	4%	$812,536	4%	(15%)
Pesticides manufacturing additives	$2,216,710	13%	$2,630,261	13%	(16%)
Pharmaceutical intermediates	$6,963,509	41%	$8,005,314	41%	(13%)
By products	$3,206,528	19%	$3,435,125	18%	(7%)
Net Revenue	$17,052,321	100%	$19,559,314	100%	(13%)

Net revenue from our chemical products segment decreased from $19,559,314 for the three-month period ended March 31, 2016 to $17,052,321 for the same period in 2017, a decrease of approximately 13%. This decrease was primarily attributable to the decreased sales volume of all of our chemical products due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries. Net revenue from our oil and gas exploration chemicals contributed $3,977,298 (or 23%) and $4,676,078 (or 24%) of our chemical segment revenue for the three-month periods ended March 31, 2017 and 2016, respectively, with a decrease of $698,780, or 15%. Net revenue from our pesticides manufacturing additives decreased from 2,630,261 for the three-month period ended March 31, 2016 to $2,216,710 for the same period in 2017, a decrease of approximately 16%. Net revenue from our paper manufacturing additives decreased from $812,536 for the three-month period ended March 31, 2016 to $688,276 for the same period in 2017, a decrease of approximately 15%. Net revenue from our pharmaceutical intermediates decreased from $8,005,314 for the three-month period ended March 31, 2016 to $6,963,509 for the same period in 2017, a decrease of approximately 13%. Net revenue from our by products decreased from $3,435,125 for the three-month period ended March 31, 2016 to $3,206,528 for the same period in 2017, a decrease of approximately 7%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of the chemical products segment for the three-month period ended March 31, 2017 from the same period in 2016.

Decrease in net revenue, for the three-month period ended March 31, 2017 vs. 2016, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Pharmaceutical intermediates	By products	Total
Increase/(Decrease) in average selling price	$(71,936)	$(24,162)	$69,739	$430,731	$(47,340)	$357,032
Decrease in sales volume	$(626,844)	$(100,098)	$(483,290)	$(1,472,536)	$(181,257)	$(2,864,025)
Total effect on net revenue of chemical products	$(698,780)	$(124,260)	$(413,551)	$(1,041,805)	$(228,597)	$(2,506,993)

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2017		March 31, 2016		Net Revenue
Segment		% of total		% of total
Bromine	$7,800,986	39%	$9,158,013	38%	(15%)
Crude Salt	$850,833	4%	$1,443,634	6%	(41%)
Chemical Products	$11,562,044	57%	$13,279,999	56%	(13%)
Total	$20,213,863	100%	$23,881,646	100%	(15%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $20,213,863 for the three-month period ended March 31, 2017, a decrease of $3,667,783 (or 15%) as compared to the same period in 2016. This decrease was primarily attributable to the decreased purchase cost of raw material of bromine segment and decreased in volume of oil and gas exploration additives, paper manufacturing additives and pesticides manufacturing additives sold due to the slowdown in the Chinese economy and the financial tightening, which has affected our customers’ industries.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended March 31, 2016	47,347	33%
Three-month period ended March 31, 2017	42,808	37%
Variance of the three-month periods ended March 31, 2017 and 2016	(4,539)	4%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio increased by 4% for the three-month period ended March 31, 2017 as compared with the same period in 2016.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2016 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we plan to carry out enhancement projects for the crude salt fields in 2017. During the three-month period ended March 31, 2017, no such enhancement work was carried out due to unexpected weather conditions. We expect to resume the enhancement work in the second and third quarters of 2017 when weather conditions permit.

Bromine segment

For the three-month period ended March 31, 2017, the cost of net revenue for the bromine segment was $7,800,986, a decrease of $1,357,027 or 15% over the same period in 2016. The major components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $1,783,802 (or 25%), depreciation and amortization of manufacturing plant and machinery of $3,902,817 (or 50%) and electricity of $592,001 (or 8%) for the three-month period ended March 31, 2017. For the three-month period ended March 31, 2016, the major components of the cost of net revenue were cost of raw materials and finished goods consumed of $3,140,593 (or 34%), depreciation and amortization of manufacturing plant and machinery of $4,247,501 (or 46%) and electricity of $610,092 (or 7%). The cost structure changed where the proportion of cost of raw materials and finished goods consumed over the total cost of net revenue decreased by 9% in the three-month period ended March 31, 2017 compared to the same period in 2016. The decrease in net cost of net revenue was attributable mainly to the decrease in purchase cost of raw material.

The table below represents the major production cost component of bromine per tonne sold for the respective periods:

Per tonne production cost component of bromine segment	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2017		March 31, 2016		% Change
		% of total		% of total
Raw materials	$1,001	40%	$1,271	45%	(21%)
Depreciation and amortization	$986	39%	$1,088	39%	(9%)
Electricity	$150	6%	$156	5%	(4%)
Others	$385	15%	$297	11%	30%
Production cost of bromine per tonne sold	$2,522	100%	$2,812	100%	(10%)

Our production cost of bromine per tonne sold was $2,522 for the three-month period ended March 31, 2017, a decrease of 10% (or $290) as compared to the same period in 2016, which was attributable mainly to the decrease in purchase price of raw material.

Crude salt segment

The cost of net revenue for our crude salt segment for the three-month period ended March 31, 2017 was $850,833, representing a decrease of $592,801, or 41%, compared to $1,443,634 for the same period in 2016. The significant cost components for the three-month period ended March 31, 2017 were depreciation and amortization of $465,706 (or 55%), resource taxes calculated based on crude salt sold of $181,378 (or 21%) and electricity of $49,849 (or 6%). The significant cost components for the three-month period ended March 31, 2016 were depreciation and amortization of $1,073,134 (or 74%), resource taxes calculated based on crude salt sold of $181,353 (or 13%) and electricity of $47,303 (or 3%). The table below represents the major production cost component of crude salt per ton sold for respective periods:

Per tonne production cost component of crude salt segment	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2017		March 31, 2016		% Change
		% of total		% of total
Depreciation and amortization	$7.7	55%	$18.1	73%	(58%)
Resource tax	$3.0	21%	$3.1	13%	(3%)
Electricity	$0.8	6%	$0.8	4%	—
Others	$2.5	18%	$2.4	10%	4%
Production cost of crude salt per tonne sold	$14.0	100%	$24.4	100%	(42%)

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2017 was $11,562,044, representing a decrease of $1,717,955 or 13% over the same period in 2016. This decrease was primarily attributable to the decrease in sales volume of all of our chemical products.

Gross Profit Gross profit was $12,574,630, or 38%, of net revenue for three-month period ended March 31, 2017, representing an increase of $1,960,826 (or 18%), as compared to $10,613,804, or 31%, of net revenue for the same period in 2016.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 201		March 31, 2016		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$6,121,408	44%	$4,011,515	30%	14%
Crude Salt	$962,945	53%	$322,974	18%	35%
Chemical Products	$5,490,277	32%	$6,279,315	32%	—
Total Gross Profit	$12,574,630	38%	$10,613,804	31%	7%

Bromine segment

For the three-month period ended March 31, 2017, the gross profit margin for our bromine segment was44%, as compared to 30% for the same period in 2016. This 14% increase is mainly due to the increased selling price of bromine and the decreased purchase price of raw material. The selling price of bromine increased from $3,841 per tonne for the three-month period ended March 31, 2016 to $4,071 per tonne for the same period in 2017, an increase of 6%. We expect that the average selling price and gross profit margin of bromine will remain at current levels through the end of 2017 should the PRC government’s macro-economic tightening policy remain in place.

Crude salt segment

For the three-month period ended March 31, 2017, the gross profit margin for our crude salt segment was 53%, as compared to of 18% for the same period in 2016. This 35% increase is mainly due to a decrease in depreciation charge as some plant and equipment related to the crude salt facilities were fully depreciated in December 2016.

Chemical products segment

The gross profit margin for our chemical products segment for the three-month period ended March 31, 2017 was 32%, as compared to 32% for the same period in 2016.

Research and Development Costs The total research and development costs incurred for the three-month periods ended March 31, 2017 and 2016 were $61,898 and $59,837, respectively, an increase of 3%. Research and development costs for the three-month period ended March 31, 2017 represented raw materials used by SYCI for testing the manufacturing routine. Research and development costs for the three-month period ended March 31, 2016 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

General and Administrative Expenses General and administrative expenses were $1,728,460 for the three-month period ended March 31, 2017, a decrease of $187,570 (or 10%) as compared to $1,916,030 for the same period in 2016. The decrease of $187,570 was primarily due to the decreased property tax and land use right tax in the amount of $134,449 due to the demolition of factory No 6 by the government at the end of November 2016.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $104,558 for the three-month period ended March 31, 2017, representing a decrease of $5,724 (or 5%) from $110,282 for the same period in 2016. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations Income from operations was $10,812,997 for the three-month period ended March 31, 2017 (or 33% of net revenue), an increase of $2,146,679, or approximately 25%, over income from operations for the same period in 2016.

	Income (Loss) from Operations by Segment
	Three-Month Period Ended March 31, 2017		Three-Month Period Ended March 31, 2016
Segment:		% of total		% of total
Bromine	$5,271,933	47%	$3,005,518	34%
Crude Salt	885,888	8%	227,613	2%
Chemical Products	4,946,177	45%	5,723,731	64%
Natural Gas	(23,758)	—	—	—
Income from operations before corporate costs	11,080,240	100%	8,956,862	100%
Corporate costs	(129,988)		(160,082)
Unrealized (loss)/gain on translation of intercompany balance	(137,255)		(130,462)
Income from operations	$10,812,997		$8,666,318

Bromine segment

Income from operations from our bromine segment was $5,271,933 for the three-month period ended March 31, 2017, an increase of $2,266,416 (or approximately 75%) compared to the same period in 2016. This increase is mainly due to the increased selling price of bromine and the decreased purchase price of raw material.

Crude salt segment

Income from operations from our crude salt segment was $885,888 for the three-month period ended March 31, 2017, an increase of $658,274 (or approximately 289%) compared to the same period in 2016. This increase was mainly due to decrease in depreciation cost due to some crude salt has been finished depreciation in December, 2016.

Chemical products segment

Income from operations from our chemical products segment was $4,946,177 for the three-month period ended March 31, 2017, a decrease of $777,554 (or approximately 14%) compared to the same period in 2016. This decrease was primarily attributable to the decrease in sales volume of all of our chemical products.

Other Income Net Other income, net of $83,949 represented bank interest income, net of capital lease interest expense for the three -month period ended March 31, 2017, an increase of $15,632 (or approximately 23%) as compared to the same period in 2016.

Net Income Net income was $8,075,120 for the three-month period ended March 31, 2017, an increase of $1,608,156 (or approximately 25%) compared to the same period in 2016. This increase was primarily attributable to the increased bromine selling price and decreased purchase price of raw material of bromine.

Effective Tax Rate Our effective tax rate for the three-month periods ended March 31, 2017 and 2016 were 26% and 26% respectively. The effective tax rate for the three-month period ended March 31, 2017 and 2016 was 1% higher than the PRC statutory income tax rate of 25%, due to non-deductible expense and change in valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, cash and cash equivalents were $172,804,078 as compared to $163,884,574 as of December 31, 2016. The components of this increase of $8,919,504 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2017	2016
Net cash provided by operating activities	$8,422,769	$14,372,314
Net cash used in investing activities	$(384,718)	$(383,812)
Effects of exchange rate changes on cash and cash equivalents	$881,453	$816,906
Net increase/(decrease) in cash and cash equivalents	$8,919,504	$14,805,408

For the three-month period ended March 31, 2017, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the three-month periods ended March 31, 2017 and 2016, we had positive cash flow from operating activities of approximately $8.5 million and $14.4 million, respectively.

During the three-month period ended March 31, 2017, cash flow from operating activities of approximately $8.4 million exceeded our net income of approximately $8.1 million, mainly due to substantial non-cash charges in the amounts of approximately $5.7 million, mainly in the form of depreciation and amortization of property, plant and equipment and exchange loss on intercompany balances; partially offset cash used in working capital of approximately $5.4 million, which mainly consisted of an increase in accounts receivable and decreased retention payable, partially offset by the decrease in inventories and an increase in accounts payable and accrued expenses and taxes payable.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
		% of total		% of total
Aged 1-30 days	$18,565,642	30%	$10,300,739	20%
Aged 31-60 days	$8,447,995	14%	$11,074,573	21%
Aged 61-90 days	$10,426,771	17%	$10,577,810	21%
Aged 91-120 days	$7,654,740	13%	$7,919,209	15%
Aged 121-150 days	$5,879,680	10%	$6,924,979	13%
Aged 151-180 days	$4,673,126	8%	$5,037,908	10%
Aged 181-240 days	$4,978,047	8%	$—	—
Total	$60,626,001	100%	$51,835,218	100%

The overall accounts receivable balance as of March 31, 2017 increased by $8,790,783 (or 17%), as compared to those of December 31, 2016. Approximately 30% of the balances of accounts receivable as of March 31, 2017 aged more than 90 days were settled by April 30, 2017. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the three-month period ended March 31, 2017 is required.

Inventory

Our inventory consists of the following:

	March 31, 2017		December 31, 2016
		% of total		% of total
Raw materials	$796,244	16%	$818,500	14%
Finished goods	3,561,912	69%	4,370,331	74%
Work-in-progress	789,607	15%	692,850	12%
	$5,147,763	100%	$5,881,681	100%
Allowance for obsolete and slowing-moving inventory	—	—	—	—
Total	$5,147,763	100%	$5,881,681	100%

The net inventory level as of March 31, 2017 decreased by $733,918 (or 12%), as compared to the net inventory level as of December 31, 2016

Raw materials decreased by 3% as of March 31, 2017 as compared to December 31, 2016 All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of March 31, 2017 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a stable market price with a positive gross profit margin of 32% for the three-month period ended March 31, 2017 (32% for first quarter of 2016). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. The gross profit margin for bromine for the three-month period ended March 31, 2017 was 44%, as compared with 30% for the first quarter of 2016. We anticipate that the price through 2017 will not fluctuate significantly to impair the cost of bromine.

As of March 31, 2017, the crude salt included in the inventory is approximately $1.6 million. The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne increased from $27.68 for the fourth quarter of 2016 to $29.90 for the first quarter of 2017. The gross profit also increased from 18% for the first quarter of 2016 to 53% for the same period in 2017. We believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than the current price. If the selling price continues to decrease, there will be an impact on our crude salt realization value.

Net Cash Used in Investing Activities

For the three-month period ended March 31, 2017, we used approximately $0.3 million cash for the prepayment of land leases. We also used approximately $0.06 million to acquire property, plant and equipment in the first quarter of 2017.

For the three-month period ended March 31, 2016, we used approximately $0.3 million cash for the prepayment of land leases. We also used approximately $0.05 million to acquire property, plant and equipment in the first quarter of 2016.

Net Cash Used in Financing Activities

We have no major financing activities for the three-month period ended March 31, 2017.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $222.5 million at March 31, 2017 as compared to approximately $207.8 million at December 31, 2016. The increase was mainly attributable to the cash provided by operating activities during the three-month period ended March 31, 2017.

We had available cash of approximately $172.8 million at March 31, 2017, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future.

In the future we intend to focus our efforts on the activities of SCHC, SYCI and DCHC as these segments continue to expand within the Chinese market.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2017 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, revenue recognition, income taxes, and stock-based compensation. These policies and estimates are described in the Company’s 2016 Form 10-K.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes with respect to risk factors as previously disclosed in our 2016 Form 10-K.  Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2016 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2016 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: May 12, 2017	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: May 12, 2017	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)