Form 10-Q
period 2017-06-30
GULF RESOURCES, INC.
filed 2017-08-11
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Emerging Growth Company ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 6, 2017, the registrant had outstanding 46,793,791 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30, 2017 Unaudited	December 31, 2016 Audited
Current Assets
Cash	$176,303,274	$163,884,574
Accounts receivable	86,858,779	51,835,218
Inventories, net	4,842,564	5,881,681
Prepayments and deposits	20,000	117,338
Prepaid land leases	783,741	47,255
Other receivable	2,035	1,424
Total Current Assets	268,810,393	221,767,490
Non-Current Assets
Property, plant and equipment, net	100,712,418	108,731,126
Property, plant and equipment under capital leases, net	414,977	554,257
Prepaid land leases, net of current portion	4,725,437	4,754,169
Deferred tax assets	2,268,957	2,215,772
Goodwill	28,332,661	27,668,539
Total non-current assets	136,454,450	143,923,863
Total Assets	$405,264,843	$365,691,353

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$14,540,121	$8,682,318
Retention payable	-	733,869
Capital lease obligation, current portion	117,558	187,678
Taxes payable	7,783,712	4,341,331
Total Current Liabilities	22,441,391	13,945,196
Non-Current Liabilities
Capital lease obligation, net of current portion	2,222,247	2,284,959
Total Liabilities	$24,663,638	$16,230,155

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 47,052,940 and 47,052,940 shares issued; and 46,793,791 and 46,793,791 shares outstanding as of June 30,2017 and December 31, 2016, respectively	23,525	23,525
Treasury stock; 259,149 and 259,149 shares as of June 30, 2017 and December 31, 2016 at cost	(577,141)	(577,141)
Additional paid-in capital	94,171,379	94,156,679
Retained earnings unappropriated	268,444,917	248,941,696
Retained earnings appropriated	25,234,543	22,910,966
Accumulated other comprehensive loss	(6,696,018)	(15,994,527)
Total Stockholders’ Equity	380,601,205	349,461,198
Total Liabilities and Stockholders’ Equity	$405,264,843	$365,691,353

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016

NET REVENUE
Net revenue	$47,531,989	$47,600,767	$80,320,482	$82,096,217

OPERATING INCOME (EXPENSE)
Cost of net revenue	(26,931,742)	(29,195,255)	(47,145,605)	(53,076,901)
Sales, marketing and other operating expenses	(100,613)	(104,369)	(176,446)	(186,270)
Research and development cost	(65,274)	(70,378)	(127,172)	(130,215)
General and administrative expenses	(2,056,943)	(1,009,882)	(3,785,403)	(2,925,912)
Other operating income	105,055	110,239	209,613	220,521
	(29,049,517)	(30,269,645)	(51,025,013)	(56,098,777)

INCOME FROM OPERATIONS	18,482,472	17,331,122	29,295,469	25,997,440

OTHER INCOME (EXPENSE)
Interest expense	(42,065)	(46,009)	(83,976)	(92,138)
Interest income	132,721	122,328	258,581	236,774
INCOME BEFORE TAXES	18,573,128	17,407,441	29,470,074	26,142,076

INCOME TAXES	(4,821,450)	(4,210,422)	(7,643,276)	(6,478,093)
NET INCOME	$13,751,678	$13,197,019	$21,826,798	$19,663,983

COMPREHENSIVE INCOME(LOSS):
NET INCOME	$13,751,678	$13,197,019	$21,826,798	$19,663,983
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	7,261,237	(9,760,773)	9,298,509	(7,867,712)
COMPREHENSIVE INCOME	$21,012,915	$3,436,246	$31,125,307	$11,796,271

EARNINGS PER SHARE:
BASIC	$0.29	$0.29	$0.47	$0.43
DILUTED	$0.29	$0.28	$0.47	$0.42

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	46,793,791	46,008,102	46,793,791	46,007,611
DILUTED	46,796,848	46,631,091	46,800,545	46,685,709

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2017
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	(loss) income	Total

BALANCE AT DECEMBER 31, 2016 Audited	47,052,940	46,793,791	259,149	$23,525	$(577,141)	$94,156,679	$248,941,696	$22,910,966	$(15,994,527)	$349,461,198
Translation adjustment	-	—	—	-		-	-	-	9,298,509	9,298,509
Issuance of stock options to employees and directors	—	—	—	—	—	14,700	—	—	—	14,700
Net income for six-month period ended June 30, 2017	-	—	—	-	—	-	21,826,798	—	-	21,826,798
Transfer to statutory common reserve fund	—	—	—	—	—	—	(2,323,577)	2,323,577	—	—
BALANCE AT JUNE 30, 2017 Unaudited	47,052,940	46,793,791	259,149	$23,525	$(577,141)	$94,171,379	$268,444,917	$25,234,543	(6,696,018)	$380,601,205

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,826,798	$19,663,983
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	83,128	91,764
Amortization of prepaid land leases	234,307	255,261
Depreciation and amortization	10,809,289	13,514,292
Exchange (gain) loss on inter-company balances	603,910	(548,734)
Stock-based compensation expense	14,700	12,800
Changes in assets and liabilities:
Accounts receivable	(33,349,844)	(22,737,450)
Inventories	1,165,420	328,685
Prepayments and deposits	(19,129)	(14,094)
Other receivables	(580)	—
Accounts payable and accrued expenses	5,582,026	5,353,742
Retention payable	(739,329)	(1,112,087)
Taxes payable	3,292,636	2,662,606
Net cash provided by operating activities	9,503,332	17,470,768

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(818,957)	(616,512)
Purchase of property, plant and equipment	(59,975)	(870,875)
Net cash used in investing activities	(878,932)	(1,487,387)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(273,873)	(287,387)
Net cash used in financing activities	(273,873)	(287,387)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,068,173	(3,029,146)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,418,700	12,666,848
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	163,884,574	133,606,392
CASH AND CASH EQUIVALENTS - END OF PERIOD	$176,303,274	$146,273,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$4,634,040	$4,586,259
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Par value of common stock issued upon cashless exercise of options	$—	$4

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

In the opinion of management, the unaudited financial information for the three and six months ended June 30, 2017 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s 2016 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The Company also exercises judgments in the preparation of these condensed financial statements in certain areas, including classification of leases and related party transactions.

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, Shouguan Yuxin Chemical Co., Limited (“SYCI”) and Shouguan Rongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the three and six months ended June 30, 2017.

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

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), manufactures chemical products for use in the oil industry, pesticides and paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in PRC.

(c)           Allowance for Doubtful Accounts

As of June 30, 2017 and December 31, 2016, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2017 and 2016.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $176,303,274 and $163,884,574 with these institutions as of June 30, 2017 and December 31, 2016, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and extends credit terms as and when appropriate. Approximately 64.3% and 61.6% of the balances of accounts receivable as of June 30, 2017 and December 31, 2016, respectively, are outstanding for less than three months. All outstanding receivables as of June 30, 2017 and December 31, 2016 are within the credit terms. For the balances of accounts receivable aged more than 90 days as of June 30, 2017, approximately 27% were settled in July 2017. For the balances of all accounts receivable as of June 30, 2017, approximately 15% were settled in July 2017.

The rate of collection for accounts receivable aged more than 90 days as of June 30, 2017 in July 2017 was analyzed as follows:

Accounts Receivable Aging	Percent Collected
90-120 days	17%
121-150 days	31%
151-180 days	8%
181-210 days	54%
211-240 days	100%

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $257,660 and $250,152 for the three-month period ended June 30, 2017 and 2016, respectively, and totaled $512,876 and $499,615 for the six-month period ended June 30, 2017 and 2016, respectively.

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

JUNE 30, 2017

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

For the three-month and six-month periods ended June 30, 2017 and 2016, the Company determined that there are no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 39,155 and 71,086 shares for the three-month period ended June 30, 2017 and 2016, respectively, and amounted to 32,077 and 64,139 shares for the six-month period ended June 30, 2017 and 2016, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Basic and Diluted Earnings per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
Numerator
Net income	$13,751,678	$13,197,019	$21,826,798	$19,663,983

Denominator
Basic: Weighted-average common shares outstanding during the period	46,793,791	46,008,102	46,793,791	46,007,611
Add: Dilutive effect of stock options	3,057	622,989	6,754	678,098
Diluted	46,796,848	46,631,091	46,800,545	46,685,709

Earnings per share
Basic	$0.29	$0.29	$0.47	$0.43
Diluted	$0.29	$0.28	$0.47	$0.42

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company expects to adopt the new standard in the first quarter of 2018. The Company does not expect the adoption of this Update to have a material effect on the financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Update addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect the adoption of this Update to have a material effect on the financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this Update are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect the adoption of this Update to have a material effect on the financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the effect of the adoption of this Update.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	June 30, 2017	December 31, 2016

Raw materials	$617,048	$818,500
Finished goods	3,421,363	4,370,331
Work-in-process	804,153	692,850
	$4,842,564	$5,881,681

NOTE 3 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month period ended June 30, 2017 and 2016, amortization of prepaid land leases totaled $126,846 and $123,717, respectively, which amounts were recorded as cost of net revenue. During the six-month period ended June 30, 2017 and 2016, amortization of prepaid land leases totaled $234,307 and $255,261, respectively, which amounts were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land that the Company cannot obtain land use rights certificates cover a total of approximately 54.97 square kilometers with an aggregate carrying value of $1,270,668 and approximately 54.97 square kilometers with an aggregate carrying value of $620,978 as at June 30, 2017 and December 31, 2016, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2017	December 31, 2016
At cost:
Mineral rights	$4,544,643	$4,438,115
Buildings	63,448,611	61,656,398
Plant and machinery	189,225,440	184,544,140
Motor vehicles	8,480	8,282
Furniture, fixtures and office equipment	4,662,769	4,553,473
Construction in process	—	374,790
Total	261,889,943	255,575,198
Less: Accumulated depreciation and amortization	(161,177,525)	(146,844,072)
Net book value	$100,712,418	$108,731,126

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $34,906,905 and $35,184,613 as at June 30, 2017 and December 31, 2016, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended June 30, 2017, depreciation and amortization expense totaled $5,294,777, of which $5,001,792 and $292,985 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended June 30, 2016, depreciation and amortization expense totaled $6,644,571, of which $6,306,337 and $338,235 were recorded as cost of net revenue and administrative expenses, respectively. During the six-month period ended June 30, 2017, depreciation and amortization expense totaled $10,658,819, of which $10,074,234 and $584,585 were recorded as cost of net revenue and administrative expenses respectively. During the six-month period ended June 30, 2016, depreciation and amortization expense totaled $13,514,292, of which $12,827,797 and $686,495 were recorded as cost of revenue and administrative expenses respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	June 30, 2017	December 31, 2016
At cost:
Buildings	$121,470	$118,623
Plant and machinery	2,283,296	2,229,775
Total	2,404,766	2,348,398
Less: Accumulated depreciation and amortization	(1,989,789)	(1,794,141)
Net book value	$414,977	$554,257

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended June 30, 2017 and 2016, depreciation and amortization expense totaled $75,413 and $83,288, respectively, which was recorded as cost of net revenue. During the six-month period ended June 30, 2017 and 2016, depreciation and amortization expense totaled $150,470 and $166,608, respectively, which was recorded as cost of net revenue.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016
Accounts payable	$13,390,816	$7,513,075
Salary payable	353,110	319,489
Social security insurance contribution payable	119,730	119,444
Other payables	676,465	730,310
Total	$14,540,121	$8,682,318

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three-month and six-month periods ended June 30, 2017, the Company borrowed $100,000 and $250,000, respectively, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand and were fully settled in the three-month period ended June 30, 2017. There was no balance owing to Jiaxing Lighting as of June 30, 2017.

During the fiscal year 2013, the Company entered into an agreement with the Shandong Shouguang Vegetable Seed Industry Group Co., Ltd, a related party, to provide property management services for an annual amount of approximately $100,000 for five years from January 1, 2013 to December 31, 2017. The expenses associated with this agreement for the three months period ended June 30, 2017 and 2016 were approximately $22,800 and $24,000. The expenses associated with this agreement for the six months period ended June 30, 2017 and 2016 were approximately $45,400 and $48,000.

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2017	2016
Income tax payable	$4,943,143	$1,849,535
Natural resource tax	332,089	651,230
Value added tax payable	1,547,329	887,913
Land use tax payable	782,072	818,921
Other tax payables	179,079	133,732
Total	$7,783,712	$4,341,331

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	June 30,	December 31,
	Interest rate	2017	2016
Total capital lease obligations	6.7%	$2,339,805	$2,472,637
Less: Current portion		(117,558)	(187,678)
Capital lease obligations, net of current portion		$2,222,247	$2,284,959

Interest expenses from capital lease obligations amounted to $41,375 and $45,873 for the three-month period ended June 30, 2017 and 2016, respectively, which were charged to the condensed consolidated statement of income. Interest expenses from capital lease obligations amounted to $83,128 and $91,764 for the six-month period ended June 30, 2017 and 2016, respectively, which were charged to the condensed consolidated statement of income.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 10 ––EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stock to 80,000,000. The Company filed an amended and restated Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2017 for SCHC, SYCI and DCHC is 46%, 16% and 0% of its registered capital respectively.

NOTE 11 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number of shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of June 30, 2017, the number of shares of the Company’s common stock available for issuance under the Plan is 7,325,989.

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

On March 2, 2017, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.98 per share and the options vested immediately. The options were valued at $9,000 fair value, with assumed 57.42% volatility, a three-year expiration term, with an expected tenor of 1.69 years, a risk free rate of 1.59% and no dividend yield. For the three-month and six-month periods ended June 30, 2017, $9,000 was recognized as general and administrative expenses.

On May 7, 2017, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.90 per share and the options vested immediately. The options were valued at $5,700 fair value, with assumed 45.71% volatility, a three-year expiration term with an expected tenor of 1.70 years, a risk free rate of 1.25% and no dividend yield. For the three-month and six-month period ended June 30, 2017, $5,700 was recognized as general and administrative expenses.

The following table summarizes all Company stock option transactions between January 1, 2017 and June 30, 2017.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2017	185,000	$2.19	$1.54 - $4.80
Granted and vested during the period Ended June 30, 2017	25,000	$1.94	$1.90-1.98
Expired during the period ended June 30, 2017	(37,500)	$2.18	$1.83-2.55
Balance, June 30, 2017	172,500	$2.16	$1.54 - $4.80

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION – Continued

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at June 30, 2017	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	172,500	$1.54 - $4.80	1.89

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2017 was $625.

NOTE 12 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. may be subject to the United States of America Tax law at a tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2017 and 2016, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2017 and 2016.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and six-month periods ended June 30, 2017 and 2016.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2017 and 2016 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – INCOME TAXES – Continued

As of June 30, 2017 and December 31, 2016, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC of the FIE of the Company are $302,276,282 and $274,769,840, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2017 and December 31, 2016, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of June 30, 2017 and December 31, 2016, the unrecognized WHT are $14,108,455 and $12,756,698, respectively.

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2013 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns from year 2010 are currently subject to examination.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
Current taxes – PRC	$4,821,450	$4,210,422	$7,643,276	$6,478,093
Deferred taxes – PRC	—	—	—	—
	$4,821,450	$4,210,422	$7,643,276	$6,478,093

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2017	2016	2017	2016
Statutory income tax rate	25%	25%	25%	25%
Non-deductible (Non-taxable)item	1%	(1%)	1%	-
Effective tax rate	26%	24%	26%	25%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$—
Impairment on property, plant and equipment	431,213	421,106
Exploration costs	1,837,744	1,794,666
Compensation costs of unexercised stock options	109,386	120,986
US federal net operating loss	11,660,000	11,575,000
Total deferred tax assets	14,038,343	13,911,758
Valuation allowance	(11,769,386)	(11,695,986)
Net deferred tax asset	$2,268,957	$2,215,772

The increase in valuation allowance for each of the three-month periods ended June 30, 2017 and 2016 is $32,600 and $1,495, respectively.

The increase in valuation allowance for the six-month period ended June 30, 2017 is $73,400.

The decrease in valuation allowance for the six-month period ended June 30, 2016 is $100,150.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2017 and December 31, 2016.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Three-Month Period Ended June 30, 2017	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$18,423,133	$2,521,883	$26,586,973	$—	$47,531,989	$—	$47,531,989
Net revenue (intersegment)	2,910,743	—	—	—	2,910,743	—	2,910,743
Income(loss) from operations before taxes	9,740,981	1,051,202	8,318,480	(33,529)	19,077,134	(594,662)	18,482,472
Income taxes	2,464,085	245,164	2,112,201	—	4,821,450	—	4,821,450
Income (loss) from operations after taxes	7,276,896	806,038	6,206,279	(33,529)	14,255,684	(594,662)	13,661,022
Total assets	162,696,276	32,749,355	207,885,555	1,819,284	405,150,470	114,373	405,264,843
Depreciation and amortization	3,794,600	624,226	951,364	—	5,370,190	—	5,370,190
Goodwill	—	—	28,332,661	—	28,332,661	—	28,332,661

Three-Month Period Ended June 30, 2016	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$18,480,605	$2,305,688	$26,814,474	$—	$47,600,767	$—	$47,600,767
Net revenue (intersegment)	2,670,931	—	—	—	2,670,931	—	2,670,931
Income(loss) from operations before taxes	8,199,652	(10,099)	8,531,677	(25)	16,721,205	609,917	17,331,122
Income taxes	1,810,252	235,779	2,164,391	—	4,210,422	—	4,210,422
Income (loss) from operations after taxes	6,389,400	(245,878)	6,367,286	(25)	12,510,783	609,917	13,120,700
Total assets	149,221,327	30,673,443	193,703,787	1,058,651	374,657,208	118,573	374,775,781
Depreciation and amortization	4,144,546	1,339,696	1,160,329	—	6,644,571	—	6,644,571
Capital expenditure	—	—	—	813,589	813,589	—	813,589
Goodwill	—	—	28,944,958	—	28,944,958	—	28,944,958

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2017	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$32,345,527	$4,335,661	$43,639,294	$-	$80,320,482	$-	$80,320,482
Net revenue (intersegment)	5,089,236	-	-	-	5,089,236	-	5,089,236
Income(loss) from operations before taxes	15,012,915	1,937,089	13,264,657	(57,287)	30,157,374	(861,905)	29,295,469
Income taxes	3,794,188	468,746	3,380,342	-	7,643,276	-	7,643,276
Income (loss) from operations after taxes	11,218,727	1,468,343	9,884,315	(57,287)	22,514,098	(861,905)	21,652,193
Total assets	162,696,276	32,749,355	207,885,555	1,819,284	405,150,470	114,373	405,264,843
Depreciation and amortization	7,793,181	1,078,673	1,937,435	-	10,809,289	-	10,809,289
Goodwill	-	-	28,332,661	-	28,332,661	-	28,332,661

Six-Month Period Ended June 30, 2016	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$31,650,133	$4,072,296	$46,373,788	$-	$82,096,217	$-	$82,096,217
Net revenue (intersegment)	4,493,133	-	-	-	4,493,133	-	4,493,133
Income(loss) from operations before taxes	11,205,170	217,514	14,255,408	(25)	25,678,067	319,373	25,997,440
Income taxes	2,553,622	299,283	3,625,188	-	6,478,093	-	6,478,093
Income (loss) from operations after taxes	8,651,548	(81,769)	10,630,220	(25)	19,199,974	319,373	19,519,347
Total assets	149,221,327	30,673,443	193,703,787	1,058,651	374,657,208	118,573	374,775,781
Depreciation and amortization	8,512,338	2,532,362	2,469,592	-	13,514,292	-	13,514,292
Capital expenditure	52,777	4,509	-	813,589	870,875	-	870,875
Goodwill	-	-	28,944,958	-	28,944,958	-	28,944,958

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2017	2016	2017	2016
Total segment operating income	$19,077,134	$16,721,205	$30,157,374	$25,678,067
Corporate costs	(128,007)	(69,279)	(257,995)	(229,361)
Unrealized gain/(loss) on translation of intercompany balance	(466,655)	679,196	(603,910)	548,734
Income from operations	18,482,472	17,331,122	29,295,469	25,997,440
Other income, net of expense	90,656	76,319	174,605	144,636
Income before taxes	$18,573,128	$17,407,441	$29,470,074	$26,142,076

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 3,111	$ 753	$ 1,684	$ 5,548	11.7%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 5,705	$ 1,251	$ 2,768	$ 9,724	12.1%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 3,269	$ 686	$ 1,696	$ 5,651	11.9%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 5,692	$ 1,172	$ 2,997	$ 9,861	12.0%

NOTE 14 – CUSTOMER CONCENTRATION

During the three-month and six-month periods ended June 30, 2017, the Company sold 34.0% and 35.0% of its products to its top five customers, respectively. As of June 30, 2017, amounts due from these customers were $38,735,709. During the three-month and six-month periods ended June 30, 2016, the Company sold 33.9% and 34.1% of its products to its top five customers, respectively. As of June 30, 2016, amounts due from these customers were $28,870,903. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 15 – MAJOR SUPPLIERS

During the three-month and six-month periods ended June 30, 2017, the Company purchased 66.5% and 67.5% of its raw materials from its top five suppliers, respectively.  As of June 30, 2017, amounts due to those suppliers for the three-month and six-month periods ended June 30, 2017 included in accounts payable were $8,048,563 and $6,833,430. During the three-month and six-month periods ended June 30, 2016, the Company purchased 54.5% and 54.8% of its raw materials from its top five suppliers, respectively.  As of June 30, 2016, amounts due to those suppliers included in accounts payable were $6,542,424.This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2017 and December 31, 2016.

NOTE 17 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of June 30, 2017, the Company has leased real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table shown below.

The Company has leased nine parcels of land under non-cancelable operating leases, which are fixed rentals and expire through December 2021, December 2023, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively.

The following table sets forth the Company’s contractual obligations as of June 30, 2017:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees
Payable within:
the next 12 months	$277,064	$953,773	$46,044
the next 13 to 24 months	277,064	973,475	—
the next 25 to 36 months	277,064	997,246	—
the next 37 to 48 months	277,064	1,018,890	—
the next 49 to 60 months	277,064	879,430	—
thereafter	2,216,512	16,060,555	—
Total	$3,601,832	$20,883,369	$46,044
Less: Amount representing interest	(1,262,027)
Present value of net minimum lease payments	$2,339,805

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $256,447 and $264,240, which were charged to the condensed consolidated statements of income for the three months ended June 30, 2017 and 2016, respectively. Rental expenses related to operating leases of the Company amounted to $511,566 and $524,624, which were charged to the condensed consolidated statements of income for the six months ended June 30, 2017 and 2016, respectively.

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

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, Shouguan Yuxin Chemical Co., Limited (“SYCI”) and Shouguan Rongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the three and six months ended June 30, 2017.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC and SYCI, our historical financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2017 and 2016.

Comparison of the Three-Month Period Ended June 30, 2017 and 2016

	Three-Month Period Ended June 30, 2017	Three-Month Period Ended June 30, 2016	Percent Change Increase/ (Decrease)
Net revenue	$47,531,989	$47,600,767	—
Cost of net revenue	$(26,931,742)	$(29,195,255)	(8%)
Gross profit	$20,600,247	$18,405,512	12%
Sales, marketing and other operating expenses	$(100,613)	$(104,369)	(4%)
Research and development costs	$(65,274)	$(70,378)	(7%)
General and administrative expenses	$(2,056,943)	$(1,009,882)	104%
Other operating income	$105,055	$110,239	(5%)
Income from operations	$18,482,472	$17,331,122	7%
Other income	$90,656	$76,319	19%
Income before taxes	$18,573,128	$17,407,441	7%
Income taxes	$(4,821,450)	$(4,210,422)	15%
Net income	$13,751,678	$13,197,019	4%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2017 compared to the same period in 2016:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase/ (Decrease)
	June 30, 2017		June 30, 2016		of Net Revenue
Segment		% of total		% of total
Bromine	$18,423,133	39%	$18,480,605	39%	-
Crude Salt	$2,521,883	5%	$2,305,688	5%	9%
Chemical Products	$26,586,973	56%	$26,814,474	56%	(1%)
Total sales	$47,531,989	100%	$47,600,767	100%	-

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2017	June 30, 2016	Increase/(Decrease)
Bromine (excluding volume sold to SYCI)	4,588	4,613	(1%)
Crude Salt	81,263	80,377	1%

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2017	June 30, 2016	Increase/(Decrease)
Oil and gas exploration additives	3,285	3,113	6%
Paper manufacturing additives	951	897	6%
Pesticides manufacturing additives	654	646	1%
Pharmaceutical intermediate	457	462	(1%)
By product	3,556	3,484	2%
Overall	8,903	8,602	4%

Bromine segment

Net revenue from our bromine segment decreased to $18,423,133 for the three-month period ended June 30, 2017 compared to $18,480,605 for the same period in 2016. The average selling price of bromine was $4,015 per tonne for the three-month period ended June 30, 2017 compared to $4,006 per tonne for the same period in 2016. The sales volume of bromine decreased from 4,613 tonnes for the three-month period ended June 30, 2016 to 4,588 tonnes for the same period in 2017, a decrease of 1%.

The table below shows the changes in the average selling price and changes in the sales volume of bromine for the three-month period ended June 30, 2017 compared to the same period in 2016.

Three-Month Period Ended June 30,
Increase in net revenue of bromine as a result of:	2017 vs. 2016
Increase in average selling price	$41,597
Decrease in sales volume	$(99,069)
Total effect on net revenue of bromine	$(57,472)

Crude salt segment

The increase in net revenue from our crude salt segment was due to the increase in both the sales volume and average selling price of crude salt. The sales volume of crude salt increased by 1% from 80,377 tonnes for the three-month period ended June 30, 2016 to 81,263 tonnes for the same period in 2017. The average selling price of crude salt increased from $28.69 per tonne for the three-month period ended June 30, 2016 to $31.03 per tonne for the same period in 2017, an increase of 8%.

Three-Month Period Ended June 30,
Increase in net revenue of crude salt as a result of:	2017 vs. 2016
Increase in average selling price	$189,730
Increase in sales volume	$26,465
Total effect on net revenue of crude salt	$216,195

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	June 30, 2017		June 30, 2016		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$6,254,449	23%	$6,087,314	23%	3%
Paper manufacturing additives	$1,069,054	4%	$1,056,309	4%	1%
Pesticides manufacturing additives	$3,425,894	13%	$3,422,250	13%	—
Pharmaceutical intermediates	$11,441,402	43%	$11,778,466	44%	(3%)
By product	$4,396,174	17%	$4,470,135	16%	(2%)
Total sales	$26,586,973	100%	$26,814,474	100%	(1%)

Net revenue from our chemical products segment decreased from $26,814,474 for the three-month period ended June 30, 2016 to $26,586,973 for the same period in 2017, a decrease of approximately 1%. Net revenue from our oil and gas exploration chemicals contributed $6,254,449 (or 23%) and $6,087,314 (or 23%) of our chemical segment revenue for the three-month periods ended June 30, 2017 and 2016, respectively, with an increase of $167,135, or 3%. Net revenue from our paper manufacturing additives increased from $1,056,309 for the three-month period ended June 30, 2016 to $1,069,054 for the same period in 2017, an increase of approximately 1%. Net revenue from our pesticides manufacturing additives was $3,422,250 for the three-month period ended June 30, 2016 compare to $3,425,894 for the same period in 2017. Net revenue from our pharmaceutical intermediates decreased from $11,778,466 for the three-month period ended June 30, 2016 to $11,441,402 for the same period in 2017 a decrease of approximately 3%. Net revenue from our by products decreased from $4,470,135 for the three-month period ended June 30, 2016 to $4,396,174 for the same period in 2017, a decrease of approximately 2%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of the chemical products segment for the three-month period ended June 30, 2017 from the same period in 2016.

Decrease in net revenue, for the three-month period ended June 30, 2017 vs. 2016, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Pharmaceutical intermediates	By products	Total
Decrease in average selling price	$(164,773)	$(49,401)	$(38,501)	$(210,738)	$(165,458)	$(628,871)
Increase/(Decrease) in sales volume	$331,908	$62,147	$42,144	$(126,326)	$91,497	$401,370
Total effect on net revenue of chemical products	$167,135	$12,746	$3,643	$(337,064)	$(73,961)	$(227,501)

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2017		June 30, 2016		Net Revenue
Segment		% of total		% of total
Bromine	$7,881,894	29%	$9,327,259	32%	(15%)
Crude Salt	$1,344,171	5%	$2,177,214	7%	(38%)
Chemical Products	$17,705,677	66%	$17,690,782	61%	—
Total	$26,931,742	100%	$29,195,255	100%	(8%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $26,931,742 for the three-month period ended June 30, 2017, a decrease of $2,263,513 (or 8%) as compared to the same period in 2016. This decrease was primarily attributable to the decreased purchase cost of raw material of bromine segment due to the macro-economic tightening policy imposed by the PRC government, which has affected our customers’ industries.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2016	47,347	45%
Three-month period ended June 30, 2017	42,808	50%
Variance of the three-month period ended June 30, 2017 and 2016	(4,539)	5%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio increased by 5% for the three-month period ended June 30, 2017 as compared with the same period in 2016.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2016 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we plan to carry out enhancement projects for the crude salt fields in 2017. During the three-month period ended June 30, 2017, no such enhancement work was carried out due to unexpected weather conditions. We expect to resume the enhancement work in the third and fourth quarters of 2017 when weather conditions permit.

Bromine segment

For the three-month period ended June 30, 2017, the cost of net revenue for the bromine segment was $7,881,894, a decrease of $1,445,366 or 15% over the same period in 2016. The major components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $1,708,734 (or 22%), depreciation and amortization of manufacturing plant and machinery of $3,703,358 (or 47%) and electricity of $766,794 (or 10%) for the three-month period ended June 30, 2017. For the three-month period ended June 30, 2016, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $3,164,060 (or 34%), depreciation and amortization of manufacturing plant and machinery of $4,029,071 (or 43%) and electricity of $834,692 (or 9%). The cost structure changed where the proportion of cost of raw materials and finished goods consumed over the total cost of net revenue decreased by 12% and depreciation and amortization of manufacturing plant and machinery in relation to the total cost of net revenue increased by 4% in the three-month period ended June 30, 2017 compared to the same period in 2016. The decrease in net cost of net revenue was mainly attributable to the decrease in the purchase price of raw material.

The table below represents the major production cost component of bromine per tonne sold for the respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	June 30, 2017		June 30, 2016		% Change
		% of total		% of total
Raw materials	$876	43%	$1,106	49%	(21%)
Depreciation and amortization	$702	34%	$764	33%	(8%)
Electricity	$145	7%	$158	7%	(8%)
Others	$323	16%	$246	11%	31%
Production cost of bromine per tonne sold	$2,046	100%	$2,274	100%	(10%)

Our production cost of bromine per tonne sold was $2,046 for the three-month period ended June 30, 2017, a decrease of 10% (or $228) as compared to the same period in 2016, which was mainly to the decrease in the purchase price of raw material.

Crude salt segment

The cost of net revenue for our crude salt segment for the three-month period ended June 30, 2017 was $1,344,171, representing a decrease of $833,043, or 38%, compared to $2,177,214 for the same period in 2016. The decrease in cost was mainly due to the decrease in depreciation and amortization of manufacturing plant and machinery mainly due to some plant and equipment related to the crude salt and bromine facilities were fully depreciated in June 2016 and the demolition Factory No.6 in December 2016 for bromine and crude salt segment, which partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2016 and completed in September 2016. The significant cost components for the three-month period ended June 30, 2017 were depreciation and amortization of $725,939 (or 54%), resource taxes calculated based on crude salt sold of $252,188 (or 19%) and electricity of $127,212 (or 9%). The significant cost components for the three-month period ended June 30, 2016 were depreciation and amortization of $1,554,715 (or 71%), resource taxes calculated based on crude salt sold of $246,130 (or 11%) and electricity of $127,597 (or 6%).The table below represents the major production cost component of crude salt per ton sold for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	June 30, 2017		June 30, 2016		% Change
		% of total		% of total
Depreciation and amortization	$8.93	54%	$19.34	71%	(54%)
Resource tax	$3.10	19%	$3.06	11%	1%
Electricity	$1.57	9%	$1.59	6%	(1%)
Others	$2.94	18%	$3.10	12%	(5%)
Production cost of crude salt per tonne sold	$16.54	100%	$27.09	100%	(39%)

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2017 was $17,705,677 compared to $17,690,782 for the same period in 2016.

Gross Profit. Gross profit was $20,600,247, or 43%, of net revenue for three-month period ended June 30, 2017 compared to $18,405,512, or 39%, of net revenue for the same period in 2016.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2017		June 30, 2016		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$10,541,239	57%	$9,153,346	50%	7%
Crude Salt	$1,177,712	47%	$128,474	6%	41%
Chemical Products	$8,881,296	33%	$9,123,692	34%	(1%)
Total Gross Profit	$20,600,247	43%	$18,405,512	39%	4%

Bromine segment

For the three-month period ended June 30, 2017, the gross profit margin for our bromine segment was 57% compared to 50% for the same period in 2016. This 7% increase is mainly due to the decrease in the purchase price of raw material.

Crude salt segment

For the three-month period ended June 30, 2017 the gross profit margin for our crude salt segment was 47% compared to 6% for the same period in 2016. This 41% increase is mainly due to the increased average selling price and the decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment

The gross profit margin for our chemical products segment for the three-month period ended June 30, 2017 was 33% compared to 34% for the same period in 2016.

Research and Development Costs . The total research and development costs incurred for the three-month period ended June 30, 2017 and 2016 were $65,274 and $70,378, respectively, a decrease of 7%. Research and development costs for the three-month period ended June 30, 2017 represented raw materials used by SYCI for testing the manufacturing routine. Research and development costs for the three-month period ended June 30, 2016 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

General and Administrative Expenses. General and administrative expenses were $2,056,943 for the three-month period ended June 30, 2017, an increase of $1,047,061 (or 104%) as compared to $1,009,882 for the same period in 2016. This increase in general and administrative expenses was primarily due to the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the three-month period ended June 30, 2017 amounted to $466,655, as compared to the unrealized exchange gain for the same period in 2016 amounted to $679,196.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $105,055 for the three-month period ended June 30, 2017, representing a decrease of $5,184 (or 5%) from $110,239 for the same period in 2016. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations Income from operations was $18,482,472 for the three-month period ended June 30, 2017 (or 39% of net revenue), an increase of $1,151,350, or approximately 7%, over income from operations for the same period in 2016.

	Income /loss from Operations by Segment
	Three-Month Period Ended June 30, 2017		Three-Month Period Ended June 30, 2016
Segment:		% of total		% of total
Bromine	$9,740,981	51%	$8,199,652	49%
Crude Salt	1,051,202	5%	(10,099)	-
Chemical Products	8,318,480	44%	8,531,677	51%
Natural Gas	(33,529)	-	(25)	-
Income from operations before corporate costs	19,077,134	100%	16,721,205	100%
Corporate costs	(128,007)		(69,279)
Unrealized(loss)/gain on translation of Intercompany balance	(466,655)		679,196
Income from operations	$18,482,472		$17,331,122

Bromine segment

Income from operations from our bromine segment was $9,740,981 for the three-month period ended June 30, 2017, an increase of $1,541,329 (or approximately 19%) as compared to the same period in 2016. This increase resulted primarily from the decrease in the purchase price of raw material.

Crude salt segment

Income from operations from our crude salt segment was $1,051,202 for the three-month period ended June 30, 2017. Loss from operations from our crude salt segment was $10,099 for the three-month period ended June 30, 2016. This increase resulted primarily from the increased average selling price and the decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment

Income from operations from our chemical products segment was $8,318,480 for the three-month period ended June 30, 2017, a decrease of $213,197 (or approximately 2%) compared to the same period in 2016.

Other Income, Net Other income, net of $90,656 represented bank interest income, net of capital lease interest expense for the three -month period ended June 30, 2017, an increase of $14,337 (or approximately 19%) as compared to the same period in 2016.

Net Income Net income was $13,751,678 for the three-month period ended June 30, 2017, an increase of $554,659 (or approximately 4%) compared to the same period in 2016. This significant increase was primarily attributable to the decrease in the purchase price of raw material of bromine segment and the decrease in depreciation and amortization of manufacturing plant and machinery, which offset by the increased general and administrative expenses.

Effective Tax Rate Our effective tax rate for the three-month period ended June 30, 2017 and 2016 were 26% and 24% respectively. The effective tax rate for the three-month period ended June 30, 2017 was 1% higher than the PRC statutory income tax rate of 25% mainly due to non-deductible expense in connection with the unrealized exchange loss for the Company. The effective tax rate for the three-month period ended June 30, 2016 was 1% lower than the PRC statutory income tax rate of 25% mainly due to non-deductible expense in connection with the unrealized exchange gain for the Company.

Comparison of the Six-Month Period Ended June 30, 2017 and 2016

	Six-Month Period Ended June 30, 2017	Six-Month Period Ended June 30, 2016	Percent Change Increase/ (Decrease)
Net revenue	$80,320,482	$82,096,217	(2%)
Cost of net revenue	$(47,145,605)	$(53,076,901)	(11%)
Gross profit	$33,174,877	$29,019,316	14%
Sales, marketing and other operating expenses	$(176,446)	$(186,270)	(5%)
Research and development costs	$(127,172)	$(130,215)	(2%)
General and administrative expenses	$(3,785,403)	$(2,925,912)	29%
Other operating income	$209,613	$220,521	(5%)
Income from operations	$29,295,469	$25,997,440	13%
Other income	$174,605	$144,636	21%
Income before taxes	$29,470,074	$26,142,076	13%
Income taxes	$(7,643,276)	$(6,478,093)	18%
Net income	$21,826,798	$19,663,983	11%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2017 compared to the same period in 2016:

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase /(Decrease)
	June 30, 2017		June 30, 2016		of Net Revenue
Segment		% of total		% of total
Bromine	$32,345,527	40%	$31,650,133	39%	2%
Crude Salt	$4,335,661	6%	$4,072,296	5%	6%
Chemical Products	$43,639,294	54%	$46,373,788	56%	(6%)
Total sales	$80,320,482	100%	$82,096,217	100%	(2%)

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2017	June 30, 2016	Increase
Bromine (excluding volume sold to SYCI)	8,008	8,041	—
Crude Salt	141,927	139,577	2%

	Six-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2017	June 30, 2016	Increase/(Decrease)
Oil and gas exploration additives	5,390	5,547	(3%)
Paper manufacturing additives	1,566	1,600	(2%)
Pesticides manufacturing additives	1,070	1,154	(7%)
Pharmaceutical intermediate	765	837	(9%)
By product	6,203	6,279	(1%)
Overall	14,994	15,417	(3%)

Bromine segment

The increase in net revenue from our bromine segment was mainly due to the increase in the average selling price of bromine. The average selling price of bromine increased from $3,936 per tonne for the six-month period ended June 30, 2016 to $4,039 per tonne for the same period in 2017, an increase of 3%.

The table below shows the changes in the average selling price and changes in the sales volume of bromine for the six-month period ended June 30, 2017 compared to the same period in 2016.

Six-Month Period Ended June 30,
Increase in net revenue of bromine as a result of:	2017 vs. 2016
Increase in average selling price	$826,343
Decrease in sales volume	$(130,949)
Total effect on net revenue of bromine	$695,394

Crude salt segment

The increase in net revenue from our crude salt segment was due to the increase in both the sales volume and average selling price of crude salt. The sales volume of crude salt increased by 2% from 139,577 tonnes for the six-month period ended June 30, 2016 to 141,927 tonnes for the same period in 2017. The average selling price of crude salt increased from $29.18 per tonne for the six-month period ended June 30, 2016 to $30.55 per tonne for the same period in 2017, an increase of 5%.

Six-Month Period Ended June 30,
Increase in net revenue of crude salt as a result of:	2017 vs. 2016
Increase in average selling price	$193,179
Increase in sales volume	$70,186
Total effect on net revenue of crude salt	$263,365

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Six-Month Period Ended		Six-Month Period Ended		Change of
	June 30, 2017		June 30, 2016		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$10,231,746	24%	$10,763,392	23%	(5%)
Paper manufacturing additives	$1,757,331	4%	$1,868,845	4%	(6%)
Pesticides manufacturing additives	$5,642,604	13%	$6,052,512	13%	(7%)
Pharmaceutical intermediates	$18,404,910	42%	$19,783,779	43%	(7%)
By product	$7,602,703	17%	$7,905,260	17%	(4%)
Total sales	$43,639,294	100%	$46,373,788	100%	(6%)

Net revenue from our chemical products segment decreased from $46,373,788 for the six-month period ended June 30, 2016 to $43,639,294 for the same period in 2017, a decrease of approximately 6%. This decrease was primarily attributable to the decreased sales volume of all our chemical products. Net revenue from our oil and gas exploration chemicals contributed $10,231,746 (or 24%) and $10,763,392 (or 23%) of our chemical segment revenue for the six-month periods ended June 30, 2017 and 2016, respectively, with a decrease of $531,646, or 5%. Net revenue from our paper manufacturing additives decreased from $1,868,845 for the six-month period ended June 30, 2016 to $1,757,331 for the same period in 2017, a decrease of approximately 6%. Net revenue from our pesticides manufacturing additives decreased from $6,052,512 for the six-month period ended June 30, 2016 to $5,642,604 for the same period in 2017, a decrease of approximately 7%. Net revenue from our pharmaceutical intermediates decreased from $19,783,779 for the six-month period ended June 30, 2016 to $18,404,910 for the same period in 2017, a decrease of approximately 7%. Net revenue from our by products decreased from $7,905,260 for the six-month period ended June 30, 2016 to $7,602,703 for the same period in 2017, a decrease of approximately 4%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of the chemical products segment for the six-month period ended June 30, 2017 from the same period in 2016.

Decrease in net revenue, for the six-month period ended June 30, 2017 vs. 2016, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Pharmaceutical intermediates	By products	Total
Increase/(Decrease) in average selling price	$(230,309)	$(72,581)	$31,860	$338,159	$(208,256)	$(141,127)
Decrease in sales volume	$(301,336)	$(38,933)	$(441,768)	$(1,717,028)	$(94,302)	$(2,593,367)
Total effect on net revenue of chemical products	$(531,645)	$(111,514)	$(409,908)	$(1,378,869)	$(302,558)	$(2,734,494)

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2017		June 30, 2016		Net Revenue
Segment		% of total		% of total
Bromine	$15,682,880	33%	$18,485,272	35%	(15%)
Crude Salt	$2,195,004	5%	$3,620,848	7%	(39%)
Chemical Products	$29,267,721	62%	$30,970,781	58%	(5%)
Total	$47,145,605	100%	$53,076,901	100%	(11%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $47,145,605 for the six-month period ended June 30, 2017, a decrease of $5,931,296 (or 11%) as compared to the same period in 2016. The decrease in cost was mainly due to decrease in the purchase price of raw material for bromine segment and the decrease in depreciation and amortization of manufacturing plant and machinery mainly due to (i) some plant and equipment related to the crude salt and bromine facilities were fully depreciated in June 2016; and (ii) the demolition Factory No.6 in December 2016 for bromine and crude salt segment which partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2016 and was completed in September 2016.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2016	47,347	39%
Six-month period ended June 30, 2017	42,808	43%
Variance of the six-month period ended June 30, 2017 and 2016	(4,539)	4%

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio increased by 4% for the six-month period ended June 30, 2017 as compared with the same period in 2016.

Bromine segment

For the six-month period ended June 30, 2017, the cost of net revenue for the bromine segment was $15,682,880, a decrease of $2,802,392 or 15% over the same period in 2016. The major components of the costs of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $3,492,536 (or 22%), depreciation and amortization of manufacturing plant and machinery of $7,606,175 (or 48%) and electricity of $1,358,795 (or 9%) for the six-month period ended June 30, 2017. For the six-month period ended June 30, 2016, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $6,304,653 (or 34%), depreciation and amortization of manufacturing plant and machinery of $8,276,572 (or 45%) and electricity of $1,444,784 (or 8%). The cost structure changed where the proportion of cost of raw materials and finished goods consumed over the total cost of net revenue decreased by 12% and depreciation and amortization of manufacturing plant and machinery in relation to the total cost of net revenue increased by 3% in the six-month period ended June 30, 2017 compared to the same period in 2016. The decrease in cost was mainly due to decrease in the purchase price of raw material for bromine segment and the decrease in depreciation and amortization of manufacturing plant and machinery mainly due to (i)some plant and equipment related to the crude salt and bromine facilities were fully depreciated in June 2016; and (ii) the demolition Factory No.6 in December 2016 for bromine and crude salt segment, which partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2016 and was completed in September 2016.

The table below represents the major production cost component of bromine per tonne sold for the respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of bromine segment	June 30, 2017		June 30, 2016		% Change
		% of total		% of total
Raw materials	$930	41%	$1,176	47%	(21%)
Depreciation and amortization	$824	37%	$902	36%	(9%)
Electricity	$147	7%	$157	6%	(6%)
Others	$349	15%	$268	11%	30%
Production cost of bromine per tonne sold	$2,250	100%	$2,503	100%	(10%)

Our production cost of bromine per tonne sold was $2,250 for the six-month period ended June 30, 2017, a decrease of 10% (or $253) as compared to the same period in 2016.

Crude salt segment

For the six-month period ended June 30, 2017, the cost of net revenue for our crude salt segment was $2,195,004, representing a decrease of $1,425,844, or 39%, compared to $3,620,848 for the same period in 2016. The decrease in cost was mainly due to the decrease in depreciation and amortization of manufacturing plant and machinery mainly due to (i) some plant and equipment related to the crude salt and bromine facilities were fully depreciated in June 2016; and (ii) the demolition Factory No.6 in December 2016 for bromine and crude salt segment, which partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2016 and completed in September 2016 .The significant cost components for the six-month period ended June 30, 2017 were depreciation and amortization of $1,191,644 (or 54%), resource taxes calculated based on crude salt sold of $433,566 (or 20%) and electricity of $177,061 (or 8%). The significant cost components for the six-month period ended June 30, 2016 were depreciation and amortization of $2,627,850 (or 73%), resource taxes calculated based on crude salt sold of $427,483 (or 12%) and electricity of $174,900 (or 5%).The table below represents the major production cost component of crude salt per ton sold for respective periods:

Per tonne production cost	Six-Month Period Ended		Six-Month Period Ended
component of crude salt segment	June 30, 2017		June 30, 2016		% Change
		% of total		% of total
Depreciation and amortization	$8.40	54%	$18.83	73%	(55%)
Resource tax	$3.05	20%	$3.06	12%	—
Electricity	$1.25	8%	$1.25	5%	—
Others	$2.77	18%	$2.80	10%	(1%)
Production cost of crude salt per tonne sold	$15.47	100%	$25.94	100%	(40%)

Chemical products segment

Cost of net revenue for our chemical products segment for the six-month period ended June 30, 2017 was $29,267,721, representing a decrease of $1,703,060 or 5% over the same period in 2016. This decrease was primarily attributable to the decrease in volume of all our chemical products.

Gross Profit. Gross profit was $33,174,877, or 41%, of net revenue for six-month period ended June 30, 2017 compared to $29,019,316, or 35%, of net revenue for the same period in 2016.The increase in gross profit percentage was primarily attributable to an increase in the margin percentage of bromine and crude salt.

	Gross Profit by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2017		June 30, 2016		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$16,662,647	52%	$13,164,861	42%	10%
Crude Salt	$2,140,657	49%	$451,448	11%	38%
Chemical Products	$14,371,573	33%	$15,403,007	33%	—
Total Gross Profit	$33,174,877	41%	$29,019,316	35%	6%

Bromine segment

The gross profit margin for our bromine segment for the six-month period ended June 30, 2017 was 52% compared to 42% for the same period in 2016.This 10% increase was mainly due to decrease in the purchase price of raw material and the decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of bromine.

Crude salt segment

For the six-month period ended June 30, 2017, the gross profit margin for our crude salt segment was 49% compared to 11% for the same period in 2016. This 38% increase was mainly due to the decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment

The gross profit margin for our chemical products segment for the six-month period ended June 30, 2017 was 33% compared to 33% for the same period in 2016.

Research and Development Costs. For the six-month period ended June 30, 2017 and 2016, the total research and development costs incurred were $127,172 and $130,215, respectively, a decrease of 2%. Research and development costs for the six-month period ended June 30, 2017 represented raw materials used by SYCI for testing the manufacturing routine. Research and development costs for the six-month period ended June 30, 2016 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

General and Administrative Expenses. General and administrative expenses were $3,785,403 for the six-month period ended June 30, 2017, an increase of $859,491 (or 29%) as compared to $2,925,912 for the same period in 2016. This increase in general and administrative expenses was primarily due to the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the six-month period ended June 30, 2017 amounted to $603,910, as compared to the unrealized exchange gain for the same period in 2016 amounted to $548,734, which offset by the decreased property tax and land use right tax in the amount of $264,864 due to the demolition of factory No 6 by the government at the end of November 2016.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $209,613 for the six-month period ended June 30, 2017, representing a decrease of $10,908 (or 5%) from $220,521 for the same period in 2016.

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

Income from Operations. Income from operations was $29,295,469 for the six-month period ended June 30, 2017 (or 36% of net revenue), an increase of $3,298,029, or approximately 13%, over income from operations for the same period in 2016.

	Income from Operations by Segment
	Six-Month Period Ended June 30, 2017		Six-Month Period Ended June 30, 2016
Segment:		% of total		% of total
Bromine	$15,012,915	50%	$11,205,170	44%
Crude Salt	1,937,089	6%	217,514	—
Chemical Products	13,264,657	44%	14,255,408	56%
Natural Gas	(57,287)	—	(25)	—
Income from operations before corporate costs	30,157,374	100%	25,678,067	100%
Corporate costs	(257,995)		(229,361)
Unrealized (loss)/gain on translation of intercompany balance	(603,910)		548,734
Income from operations before taxes	$29,295,469		$25,997,440

Bromine segment

Income from operations from our bromine segment was $15,012,915 for the six-month period ended June 30, 2017, an increase of $3,807,745 (or approximately 34%) compared to the same period in 2016. This was mainly due to decrease in the purchase price of raw material and the decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of bromine.

Crude salt segment

For the six-month period ended June 30, 2017, income from operations from our crude salt segment was $1,937,089, an increase of $1,719,575 (or approximately 791%) compared to the same period in 2016. This was mainly due to the decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment

Income from operations from our chemical products segment was 13,264,657 for the six-month period ended June 30, 2017, a decrease of $990,751 (or approximately 7%) compared to the same period in 2016. This decrease was primarily attributable to the decrease in sales volume of all of our chemical products.

Other Income, Net. Other income, net of $174,605 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2017, an increase of $29,969 (or approximately 21%) as compared to the same period in 2016.

Net Income. Net income was $21,826,798 for the six-month period ended June 30, 2017, an increase of $2,162,815 (or approximately 11%) compared to the same period in 2016. This significant increase was primarily attributable to decrease in the purchase price of raw material and the decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of bromine and crude salt, which offset by the increased general and administrative expenses.

Effective Tax Rate. Our effective tax rate for the six-month period ended June 30, 2017 and 2016 was 26% and 25%, respectively. The effective tax rate for the six-month period ended June 30, 2017 was 1% higher than the PRC statutory income tax rate of 25% mainly due to non-deductible expense in connection with the unrealized exchange loss for the Company. The effective tax rate of 25% for the six-month period ended June 30, 2016 consistent with the PRC statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, cash and cash equivalents were $176,303,274 as compared to $163,884,574 as of December 31, 2016. The components of this increase of $12,418,700 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2017	2016
Net cash provided by operating activities	$9,503,332	$17,470,768
Net cash used in investing activities	$(878,932)	$(1,487,387)
Net cash used in financing activities	$(273,873)	$(287,387)
Effects of exchange rate changes on cash and cash equivalents	$4,068,173	$(3,029,146)
Net increase in cash and cash equivalents	$12,418,700	$12,666,848

For the six-month period ended June 30, 2017, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the six-month period ended June 30, 2017 and 2016, we had positive cash flow from operating activities of approximately $9.5 million and $17.5 million, respectively.

During the six-month period ended June 30, 2017, cash flow from operating activities of approximately $9.5 million was less than our net income of approximately $21.8 million, mainly due to (i) cash used in working capital of approximately $24.1 million, which mainly consisted of the increase in accounts receivable, partially offset by the increase in accounts payable and accrued expenses and tax payable; partially offset by (ii) substantial non-cash charges of approximately $11.7 million, mainly in the form of depreciation and amortization of property, plant and equipment;

During the six-month period ended June 30, 2016, cash flow from operating activities of approximately $17.5 million was less than our net income of approximately $19.7 million, mainly due to (i) cash used in working capital of approximately $15.5 million, which mainly consisted of the increase in accounts receivable, partially offset by the increase in accounts payable and accrued expenses and tax payable; partially offset by (ii) substantial non-cash charges of approximately $13.3 million, mainly in the form of depreciation and amortization of property, plant and equipment;

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
		% of total		% of total
Aged 1-30 days	$17,828,694	21%	$10,300,739	20%
Aged 31-60 days	$19,835,972	23%	$11,074,573	21%
Aged 61-90 days	$18,198,636	21%	$10,577,810	21%
Aged 91-120 days	$14,998,813	17%	$7,919,209	15%
Aged 121-150 days	$5,384,856	6%	$6,924,979	13%
Aged 151-180 days	$4,854,956	6%	$5,037,908	10%
Aged 181-240 days	$5,756,852	6%	$—	—
Total	$86,858,779	100%	$51,835,218	100%

The overall accounts receivable balance as of June 30, 2017 increased by $35,023,561 (or 68%), as compared to those as of December 31, 2016. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the average turnover days of accounts receivable from 124 days for the fiscal year 2016 to 156 days for the six-month period ended June 30, 2017. In fiscal year 2016, a 90 to 180-day credit period was granted to customers with good payment history. To maintain the source of the Company’s business and in view of the strong cash flow position that the Company is in, management has extended credit terms to some customers up to 240 days in the six months ended June 30, 2017. Approximately 27% of the balances of accounts receivable as of June 30, 2017 aged more than 90 days were settled in July 2017. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the six-month period ended June 30, 2017 is required.

Inventory

Our inventory consists of the following:

	June 30, 2017		December 31, 2016
		% of total		% of total
Raw materials	$617,048	13%	$818,500	14%
Finished goods	$3,421,363	71%	$4,370,331	74%
Work-in-process	804,153	16%	692,850	12%
	$4,842,564	100%	$5,881,681	100%
Allowance for obsolete and slowing-moving inventory	$—	—	$—	—
Total	$4,842,564	100%	$5,881,681	100%

The net inventory level as of June 30, 2017 decreased by $1,039,117 (or 18%), as compared to the net inventory level as of December 31, 2016.

Raw materials decreased by 25% as of June 30, 2017 as compared to December 31, 2016. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of June 30, 2017 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, as there is no loss over time and a relatively stable market price with a positive gross profit margin of 33% for the six-month period ended June 30, 2017 (33% for the same period of 2016). Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. The gross profit margin for bromine for the six-month period ended June 30, 2017 increased to 52%, as compared with 42% in the same period in 2016, we anticipated that the price though 2017 will not fluctuate significantly to impair the cost of bromine.

As of June 30, 2017, the crude salt included in the inventory is approximately $1.45 million. The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne increased from $28.69 for the second quarter of 2016 to $31.03 for the second quarter of 2017. The gross profit also increased from 6% for the second quarter of 2016 to 47% for the same period in 2017. We believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than the current price. If the selling price continues to decrease, there will be an impact on our crude salt realization value.

Net Cash Used in Investing Activities

For the six-month period ended June 30, 2017, we used approximately $0.8 million cash for the prepayment of land leases. We also used approximately $0.06 million to acquire property, plant and equipment for the six-month period ended June 30, 2017.

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

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the six-month period ended June 30, 2017 and 2016.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $246.4 million at June 30, 2017 as compared to approximately $207.8 million at December 31, 2016. The increase was mainly attributable to the cash provided by operating activities during the six-month period ended June 30, 2017.

We had available cash of approximately $176.3 million at June 30, 2017, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2017 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 17 – Capital Commitment and Operating Lease Commitments”.

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

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 11, 2017	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 11, 2017	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)