Form 10-Q
period 2017-09-30
GULF RESOURCES, INC.
filed 2017-11-13
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

As of November 8, 2017, the registrant had outstanding 46,803,791 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2017 Unaudited	December 31, 2016 Audited
Current Assets
Cash	$193,385,686	$163,884,574
Accounts receivable	71,792,364	51,835,218
Inventories, net	2,431,079	5,881,681
Prepayments and deposits	575,013	117,338
Prepaid land leases	381,588	47,255
Other receivable	2,066	1,424
Total Current Assets	268,567,796	221,767,490
Non-Current Assets
Property, plant and equipment, net	97,623,268	108,731,126
Property, plant and equipment under capital leases, net	345,705	554,257
Prepaid land leases, net of current portion	4,796,415	4,754,169
Deferred tax assets	2,315,993	2,215,772
Goodwill	28,920,005	27,668,539
Total non-current assets	134,001,386	143,923,863
Total Assets	$402,569,182	$365,691,353

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,342,615	$8,682,318
Retention payable	—	733,869
Capital lease obligation, current portion	160,027	187,678
Taxes payable	2,960,147	4,341,331
Total Current Liabilities	7,462,789	13,945,196
Non-Current Liabilities
Capital lease obligation, net of current portion	2,268,315	2,284,959
Total Liabilities	$9,731,104	$16,230,155

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 and 47,052,940 shares issued; and 46,803,791 and 46,793,791 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	23,525	23,525
Treasury stock; 249,149 and 259,149 shares as of September 30, 2017 and December 31, 2016 at cost	(554,870)	(577,141)
Additional paid-in capital	94,509,908	94,156,679
Retained earnings unappropriated	271,367,728	248,941,696
Retained earnings appropriated	25,737,372	22,910,966
Accumulated other comprehensive income/(loss)	1,754,415	(15,994,527)
Total Stockholders’ Equity	392,838,078	349,461,198
Total Liabilities and Stockholders’ Equity	$402,569,182	$365,691,353

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016

NET REVENUE
Net revenue	$23,840,391	$38,811,622	$104,160,873	$120,907,839

OPERATING INCOME (EXPENSE)
Cost of net revenue	(14,518,439)	(23,107,921)	(61,664,044)	(76,184,822)
Sales, marketing and other operating expenses	(65,599)	(83,087)	(242,045)	(269,357)
Research and development cost	(42,074)	(68,115)	(169,246)	(198,330)
Write-off/Impairment on property, plant and equipment	—	(90,395)	—	(90,395)
General and administrative expenses	(4,451,027)	(1,613,933)	(8,236,430)	(4,539,845)
Other operating income	72,000	108,029	281,613	328,550
	(19,005,139)	(24,855,422)	(70,030,152)	(80,954,199)

INCOME FROM OPERATIONS	4,835,252	13,956,200	34,130,721	39,953,640

OTHER INCOME (EXPENSE)
Interest expense	(40,092)	(42,012)	(124,068)	(134,150)
Interest income	139,801	120,054	398,382	356,828
INCOME BEFORE TAXES	4,934,961	14,034,242	34,405,035	40,176,318

INCOME TAXES	(1,509,321)	(3,518,529)	(9,152,597)	(9,996,622)
NET INCOME	$3,425,640	$10,515,713	$25,252,438	$30,179,696

COMPREHENSIVE INCOME:
NET INCOME	$3,425,640	$10,515,713	$25,252,438	$30,179,696
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	8,450,433	(2,637,763)	17,748,942	(10,505,475)
COMPREHENSIVE INCOME	$11,876,073	$7,877,950	$43,001,380	$19,674,221

EARNINGS PER SHARE:
BASIC	$0.07	$0.23	$0.54	$0.65
DILUTED	$0.07	$0.23	$0.54	$0.65

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	46,794,443	46,301,217	46,794,011	46,106,194
DILUTED	46,897,995	46,309,250	46,833,030	46,560,937

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2017
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income/(loss)	Total

BALANCE AT DECEMBER 31, 2016 Audited	47,052,940	46,793,791	259,149	$23,525	$(577,141)	$94,156,679	$248,941,696	$22,910,966	$(15,994,527)	$349,461,198
Translation adjustment	—	—	—	—		—	—	—	17,748,942	17,748,942
Common stock issued	—	10,000	(10,000	—	22,271	(4,471)	—	—	—	17,800
Issuance of stock options to employees and directors	—	—	—	—	—	357,700	—	—	—	357,700
Net income for nine-month period ended September 30, 2017	—	—	—	—	—	—	25,252,438	—	—	25,252,438
Transfer to statutory common reserve fund	—	—	—	—	—	—	(2,826,406)	2,826,406	—	—
BALANCE AT SEPTEMBER 30, 2017 Unaudited	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,509,908	$271,367,728	$25,737,372	$1,754,415	$392,838,078

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,252,438	$30,179,696
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	123,795	133,504
Amortization of prepaid land leases	717,969	514,455
Depreciation and amortization	16,042,003	19,031,650
Write-off/Impairment loss on property, plant and equipment	—	90,395
Unrealized translation difference	1,140,363	(729,764)
Stock-based compensation expense-options	357,700	17,400
Shares issued from treasury stock for services	17,800	15,000
Changes in assets and liabilities:
Accounts receivable	(16,557,825)	(23,296,361)
Inventories	3,668,582	1,219,588
Prepayments and deposits	(9,126)	(20,850)
Other receivable	(580)	—
Accounts payable and accrued expenses	(4,866,247)	941,315
Retention payable	(739,329)	(356,348)
Taxes payable	(1,670,121)	1,474,602
Net cash provided by operating activities	23,477,422	29,214,282

CASH FLOWS USED IN INVESTING ACTIVITIES
Payment land leases	(859,219)	(673,934)
Purchase of property, plant and equipment	(623,735)	(16,749,192)
Net cash used in investing activities	(1,482,954)	(17,423,126)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(273,873)	(287,387)
Net cash used in financing activities	(273,387)	(287,387)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7,780,517	(4,026,574)
NET INCREASE IN CASH AND CASH EQUIVALENTS	29,501,112	7,477,195
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	163,884,574	133,606,392
CASH AND CASH EQUIVALENTS - END OF PERIOD	$193,385,686	$141,083,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$9,590,640	$8,740,519
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Par value of common stock issued upon cashless exercise of options	$—	$386

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

In the opinion of management, the unaudited financial information for the three and nine months ended September 30, 2017 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2016 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, Shouguan Yuxin Chemical Co., Limited (“SYCI”) and Shouguan Rongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the three and nine months ended September 30, 2017.

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

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and antibiotics for use by human and animals through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in PRC.

On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that production at all its factories be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) of a total amount of $1,876,462 incurred in September 2017 which would have been presented in the cost of net revenue were presented as part of general and administrative expense in the three-month and nine-month periods ended September 30, 2017 (Note 19).

(c)           Allowance for Doubtful Accounts

As of September 30, 2017 and December 31, 2016, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2017 and 2016.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $193,385,686 and $163,884,574 with these institutions as of September 30, 2017 and December 31, 2016, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and extends credit terms as and when appropriate. Approximately 38.0% and 61.6% of the balances of accounts receivable as of September 30, 2017 and December 31, 2016, respectively, are outstanding for less than three months. All outstanding receivables as of September 30, 2017 and December 31, 2016 are within the credit terms which range between 90 and 240 days. For the balances of accounts receivable aged more than 90 days as of September 30, 2017, approximately 30% were settled in October 2017. For the balances of all accounts receivable as of September 30, 2017, approximately 22% were settled in October 2017.

The rate of collection in October 2017 for accounts receivable aged more than 90 days as of September 30, 2017 was analyzed as follows:

Accounts Receivable Aging	Percent Collected
90-120 days	19%
121-150 days	34%
151-180 days	18%
181-210 days	34%
211-240 days	100%

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(e)           Property, Plant and Equipment ( including Oil and gas properties)

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

The Company’s depreciation and amortization policies on property, plant and equipment, other than mineral rights are as follows:

Useful life (in years)
Buildings (including salt pans)	8 - 20
Plant and machinery (including protective shells, transmission channels and ducts)	3 - 8
Motor vehicles	5
Furniture, fixtures and equipment	3-8

Property, plant and equipment under the capital lease are depreciated over the shorter of their expected useful lives or the remaining term of the lease.

Producing oil and gas properties are depreciated on a unit-of-production basis over the proved developed reserves. Common facilities that are built specifically to service production directly attributed to designated oil and gas properties are depreciated based on the proved developed reserves of the respective oil and gas properties on a pro-rata basis. Common facilities that are not built specifically to service identified oil and gas properties are depreciated using the straight-line method over their estimated useful lives. Costs associated with significant development projects are not depreciated until commercial production commences and the reserves related to those costs are excluded from the calculation of depreciation.

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $288,779 and $269,254 for the three-month period ended September 30, 2017 and 2016, respectively, and totaled $801,655 and $768,870 for the nine-month period ended September 30, 2017 and 2016, respectively.

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

SEPTEMBER 30, 2017

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

Production in all the factories of the Company was temporarily suspended from September 1, 2017 to allow for rectification and improvement in accordance with PRC’s new safety and environmental protection requirements. Due to this, the Company reviewed the possibility of impairment of its property, plant and equipment and determined that there will be no material effect on the financial statements.

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

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive outstanding stock options had been exercised. Potentially dilutive outstanding stock options that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options are greater than the market price of the common stock. The number of anti-dilutive outstanding stock options which were excluded from the calculation of diluted earnings was 41,944 and 75,000 for the three-month period ended September 30, 2017 and 2016 respectively, and 35,366 and 136,875 for the nine-month period ended September 30, 2017 and 2016 respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Basic and Diluted Earnings per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
Numerator
Net income	$3,425,640	$10,515,713	$25,252,438	$30,179,696

Denominator
Basic: Weighted-average common shares outstanding during the period	46,794,443	46,301,217	46,794,011	46,106,194
Add: Dilutive effect of stock options	103,552	8,033	39,019	454,743
Diluted	46,897,995	46,309,250	46,833,030	46,560,937

Earnings per share
Basic	$0.07	$0.23	$0.54	$0.65
Diluted	$0.07	$0.23	$0.54	$0.65

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

(l)           Exploration Costs

Exploration costs including the cost of researching for appropriate places to drill wells and the cost of well drilling in search of potential natural brine, are charged to the income statement as incurred. Once the commercial viability of a project has been confirmed, all subsequent costs are capitalized.

For oil and gas properties, the successful efforts method of accounting is adopted. The Company carries exploratory well costs as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expenses. Exploratory wells that discover potentially economic reserves in areas where major capital expenditure will be required before production would begin and when the major capital expenditure depends upon the successful completion of further exploratory work remain capitalized and are reviewed periodically for impairment.

(m)  Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. Goodwill impairment is assessed based on qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value of a reporting entity is less than its carrying amount, the two-step goodwill impairment test will be performed. The Company performs its impairment assessment annually and between annual tests in certain circumstances and determined that the two-step goodwill impairment test is not required to be carried out as of September 30, 2017.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	September 30, 2017	December 31, 2016

Raw materials	$449,575	$818,500
Finished goods	1,981,504	4,370,331
Work-in-process	—	692,850
	$2,431,079	$5,881,681

NOTE 3 – PREPAID LAND LEASES

The Company prepaid its land leases with lease terms for periods ranging from one to fifty years to use the land on which the production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

During the three-month period ended September 30, 2017, amortization of prepaid land leases totaled $488,848, of which $400,605 and $88,243 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended September 30, 2016, amortization of prepaid land leases totaled $259,194, respectively, which amounts were recorded as cost of net revenue. During the nine-month period ended September 30, 2017, amortization of prepaid land leases totaled $717,969, of which $629,727 and $88,243 were recorded as cost of net revenue and administrative expenses, respectively. During the nine-month period ended September 30, 2016, amortization of prepaid land leases totaled $514,454, respectively, which amounts were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land that the Company cannot obtain land use rights certificates cover a total of approximately 54.97 square kilometers with an aggregate carrying value of $876,461 and approximately 54.97 square kilometers with an aggregate carrying value of $620,978 as at September 30, 2017 and December 31, 2016, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2017	December 31, 2016
At cost:
Mineral rights	$4,638,854	$4,438,115
Buildings	66,796,949	63,601,451
Plant and machinery	191,789,494	183,243,077
Motor vehicles	8,656	8,282
Furniture, fixtures and office equipment	4,086,312	3,909,483
Construction in process	—	374,790
Total	267,320,265	255,575,198
Less: Accumulated depreciation and amortization	(169,696,997)	(146,844,072)
Net book value	$97,623,268	$108,731,126

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $34,822,905 and $35,184,613 as at September 30, 2017 and December 31, 2016, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended September 30, 2017, depreciation and amortization expense totaled $5,155,187, of which $3,356,534 and $1,798,653 were recorded as cost of net revenue and administrative expenses, respectively. During the three-month period ended September 30, 2016, depreciation and amortization expense totaled $5,435,740, of which $5,104,288 and $331,452 were recorded as cost of net revenue and administrative expenses, respectively. During the nine-month period ended September 30, 2017, depreciation and amortization expense totaled $15,814,006, of which $13,430,768 and $2,383,238 were recorded as cost of net revenue and administrative expenses respectively.  During the nine-month period ended September 30, 2016, depreciation and amortization expense totaled $18,783,424, of which $17,765,477 and $1,017,948 were recorded as cost of net revenue and administrative expenses respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	September 30, 2017	December 31, 2016
At cost:
Buildings	$123,988	$118,623
Plant and machinery	2,330,629	2,229,775
Total	2,454,617	2,348,398
Less: Accumulated depreciation and amortization	(2,108,912)	(1,794,141)
Net book value	$345,705	$554,257

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended September 30, 2017 and 2016, depreciation and amortization expense totaled $77,527 and $81,618, respectively, which was recorded as cost of net revenue. During the nine-month period ended September 30, 2017 and 2016, depreciation and amortization expense totaled $227,998 and $248,226, respectively, which was recorded as cost of net revenue.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
Accounts payable	$3,437,703	$7,513,075
Salary payable	385,686	319,489
Social security insurance contribution payable	133,109	119,444
Other payables	386,117	730,310
Total	$4,342,615	$8,682,318

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three-month and nine-month periods ended September 30, 2017, the Company borrowed $100,000 and $350,000, respectively, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest in Jiaxing Lighting. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand and were fully settled in the three-month period ended September 30, 2017. There was no balance owing to Jiaxing Lighting as of September 30, 2017 and December 31, 2016.

During the fiscal year 2013, the Company entered into an agreement with the Shandong Shouguang Vegetable Seed Industry Group Co., Ltd, a related party, to provide property management services for an annual amount of approximately $100,000 for five years from January 1, 2013 to December 31, 2017. The expenses associated with this agreement for the three month period ended September 30, 2017 and 2016 were $23,395 and $23,401. The expenses associated with this agreement for the nine month period ended September 30, 2017 and 2016 were $68,801 and $71,170.

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30, 2017	December 31, 2016
Income tax payable	$1,582,939	$1,849,535
Natural resource tax	18,599	651,230
Value added tax payable	456,166	887,913
Land use right tax payable	798,285	818,921
Other tax payables	104,158	133,732
Total	$2,960,147	$4,341,331

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	September 30,	December 31,
	Interest rate	2017	2016
Total capital lease obligations	6.7%	$2,428,342	$2,472,637
Less: Current portion		(160,027)	(187,678)
Capital lease obligations, net of current portion		$2,268,315	$2,284,959

Interest expenses from capital lease obligations amounted to $40,667 and $41,740 for the three-month period ended September 30, 2017 and 2016, respectively, which were charged to the condensed consolidated statement of income. Interest expenses from capital lease obligations amounted to $123,795 and $133,504 for the nine-month period ended September 30, 2017 and 2016, respectively, which were charged to the condensed consolidated statement of income.

NOTE 10 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stock to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of September 30, 2017 and December 31, 2016.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate a portion of its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2017 for SCHC, SYCI and DCHC is 47%, 17% and 0% of its registered capital respectively.

NOTE 11 – TREASURY STOCK

In September 2017, the Company issued 10,000 shares of common stock from the treasury shares to one of its consultants. The shares were valued at the closing market price on the date of the agreement and recorded as general and administrative expense in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2017. The shares issued were deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price was charged to additional paid-in-capital.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number of shares of the Company’s common stock available for grant and issuance of stock options is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of September 30, 2017, the number of shares of the Company’s common stock available for issuance under the Plan is 6,757,489.

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

On May 7, 2017, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.90 per share and the options vested immediately. The options were valued at $5,700 fair value, with assumed 45.71% volatility, a three-year expiration term with an expected tenor of 1.70 years, a risk free rate of 1.25% and no dividend yield. For the three-month period ended June 30, 2017, $5,700 was recognized as general and administrative expenses.

On July 1, 2017, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.62 per share and the options vested immediately. The options were valued at $4,500 fair value, with assumed 43.45% volatility, a three-year expiration term with expected tenor of 1.70 years, a risk free rate of 1.34% and no dividend yield. For the three-month period ended September 30, 2017, $4,500 was recognized as general and administrative expenses.

On August 23, 2017, the Company granted to 28 members of the management staff options to purchase 281,000 shares of the Company’s common stock, at an exercise price of $1.454 per share and the options vested immediately. The options were valued at $146,700 fair value, with assumed 42.65% volatility, a four-year expiration term with an expected tenor of 1.41 years, a risk free rate of 1.26% and no dividend yield. For the three-month period ended September 30, 2017, $146,700 was recognized as general and administrative expenses

On August 23, 2017, the Company granted to three directors options to purchase 300,000 shares of the Company’s common stock, at an exercise price of $1.454 per share and the options vested immediately. The options were valued at $191,800 fair value, with assumed 46.47% volatility, a four-year expiration term with an expected tenor of 2.26 years, a risk free rate of 1.34% and no dividend yield. For the three-month period ended September 30, 2017, $191,800 was recognized as general and administrative expenses

The following table summarizes all Company stock option transactions between January 1, 2017 and September 30, 2017.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2017	185,000	$2.19	$1.54 - $4.80
Granted and vested during the period Ended September 30, 2017	618,500	$1.48	$1.45-$1.98
Expired during the period ended September 30, 2017	(37,500)	$2.18	$1.83-$2.55
Balance, September 30, 2017	766,000	$1.62	$1.45 - $4.80

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION – Continued

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at September 30, 2017	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	766,000	$1.45 - $4.80	3.37

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2017 was $267,966.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States

Gulf Resources, Inc. may be subject to the United States of America Tax law at a tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2017 and 2016, and management believes that its earnings are permanently invested in the PRC.

(b)           BVI

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2017 and 2016.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and nine-month periods ended September 30, 2017 and 2016.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2017 and 2016 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of September 30, 2017 and December 31, 2016, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC are $312,552,128 and $274,769,840, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2017 and December 31, 2016, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises in China. As of September 30, 2017 and December 31, 2016, the unrecognized WHT are $14,601,406 and $12,756,698, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2013 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns since 2010 are currently subject to examination.

The components of the provision for income taxes from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
Current taxes – PRC	$1,509,321	$3,518,529	$9,152,597	$9,996,622
Deferred taxes – PRC	—	—	—	—
	$1,509,321	$3,518,529	$9,152,597	$9,996,622

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2017	2016	2017	2016
Statutory income tax rate	25%	25%	25%	25%
Non-deductible (Non-taxable)item	3%	—	1%	—
Change in valuation allowance - US federal net operating loss	3%	—	1%	—
Effective tax rate	31%	25%	27%	25%

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2017 and December 30, 2016 are as follows:

	September 30, 2017	December 31, 2016
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$—
Impairment on property, plant and equipment	440,152	421,106
Exploration costs	1,875,841	1,794,666
Compensation costs of unexercised stock options	452,386	120,986
US federal net operating loss	11,723,000	11,575,000
Total deferred tax assets	14,491,379	13,911,758
Valuation allowance	(12,175,386)	(11,695,986)
Net deferred tax asset	$2,315,993	$2,215,772

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES – Continued

The increase in valuation allowance for each of the three-month periods ended September 30, 2017 and 2016 is $406,000 and $227,574, respectively.

The increase in valuation allowance for the nine-month period ended September 30, 2017 is $479,400.

The increase in valuation allowance for the nine-month period ended September 30, 2016 is $127,424.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2017 and December 31, 2016.

NOTE 14 – BUSINESS SEGMENTS

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

Three-Month Period Ended September 30, 2017	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$9,549,777	$2,054,729	$12,235,885	$—	$23,840,391	$—	$23,840,391
Net revenue (intersegment)	1,216,406	—	—	—	1,216,406	—	1,216,406
Income from operations before taxes	2,257,069	497,783	3,176,458	(33,184)	5,898,126	(1,062,874)	4,835,252
Income taxes	564,267	117,494	827,560	—	1,509,321	—	1,509,321
Income from operations after taxes	1,692,802	380,289	2,348,898	(33,184)	4,388,805	(1,062,874)	3,325,931
Total assets	161,722,622	36,586,589	202,404,825	1,815,010	402,529,046	40,136	402,569,182
Depreciation and amortization	3,556,296	765,183	911,235	—	5,232,714	—	5,232,714
Capital expenditures	466,636	95,864	—	1,260	563,760	—	563,760
Goodwill	—	—	28,920,005	—	28,920,005	—	28,920,005

Three-Month Period Ended September 30, 2016	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$15,971,847	$2,310,799	$20,528,976	$—	$38,811,622	$—	$38,811,622
Net revenue (intersegment)	2,008,397	—	—	—	2,008,397	—	2,008,397
Income from operations before taxes	7,898,302	(382,917)	6,442,708	(2,476)	13,955,617	583	13,956,200
Income taxes	1,974,576	(97,982)	1,641,935	—	3,518,529	—	3,518,529
Income from operations after taxes	5,923,726	(284,935)	4,800,773	(2,476)	10,437,088	583	10,437,671
Total assets	150,950,225	32,757,666	192,128,326	1,687,960	377,524,177	183,416	377,707,593
Depreciation and amortization	3,121,243	1,315,140	1,080,975	—	5,517,358	—	5,517,358
Capital expenditures	12,890,713	2,336,309	—	651,295	15,878,317	—	15,878,317
Goodwill	—	—	28,743,418	—	28,743,418	—	28,743,418

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2017	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$41,895,304	$6,390,390	$55,875,179	$—	$104,160,873	$—	$104,160,873
Net revenue (intersegment)	6,305,642	—	—	—	6,305,642	—	6,305,642
Income (loss) from operations before taxes	17,269,984	2,434,872	16,441,115	(90,471)	36,055,500	(1,924,779)	34,130,721
Income taxes	4,358,455	586,240	4,207,902	—	9,152,597	—	9,152,597
Income (loss) from operations after taxes	12,911,529	1,848,632	12,233,213	(90,471)	26,902,903	(1,924,779)	24,978,124
Total assets	161,722,622	36,586,589	202,404,825	1,815,010	402,529,046	40,136	402,569,182
Depreciation and amortization	11,349,477	1,843,856	2,848,670	—	16,042,003	—	16,042,003
Capital expenditures	466,636	95,864	61,235	—	623,735	—	623,735
Goodwill	—	—	28,920,005	—	28,920,005	—	28,920,005

Nine-Month Period Ended September 30, 2016	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$47,621,980	$6,383,095	$66,902,764	$—	$120,907,839	$—	$120,907,839
Net revenue (intersegment)	6,501,530	—	—	—	6,501,530	—	6,501,530
Income (loss) from operations before taxes	19,103,472	(165,403)	20,698,116	(2,501)	39,633,684	319,956	39,953,640
Income taxes	4,775,868	(46,369)	5,267,123	—	9,996,622	—	9,996,622
Income (loss) from operations after taxes	14,327,604	(119,034)	15,430,993	(2,501)	29,637,062	319,956	29,957,018
Total assets	150,950,225	32,757,666	192,128,326	1,687,960	377,524,177	183,416	377,707,593
Depreciation and amortization	11,633,581	3,847,502	3,550,567	—	19,031,650	—	19,031,650
Capital expenditures	12,943,491	2,340,817	—	1,464,884	16,749,192	—	16,749,192
Goodwill	—	—	28,743,418	—	28,743,418	—	28,743,418

* Common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2017	2016	2017	2016
Total segment operating income	$5,898,126	$13,955,617	$36,055,500	$39,633,684
Corporate costs	(526,421)	(180,447)	(784,416)	(409,808)
Unrealized translation difference	(536,453)	181,030	(1,140,363)	729,764
Income from operations	4,835,252	13,956,200	34,130,721	39,953,640
Other income, net of expense	99,709	78,042	274,314	222,678
Income before taxes	$4,934,961	$14,034,242	$34,405,035	$40,176,318

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,938	$809	$695	$3,442	14.4%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$7,643	$2,059	$3,463	$13,165	12.6%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,538	$747	$1,324	$4,609	11.9%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$8,230	$1,919	$4,321	$14,470	12.0%

NOTE 15 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the three-month and nine-month periods ended September 30, 2017, the Company sold 36.0% and 35.2% of its products to its top five customers, respectively. As of September 30, 2017, amounts due from these customers were $39,124,728. During the three-month and nine-month periods ended September 30, 2016, the Company sold 34.6% and 34.3% of its products to its top five customers, respectively. As of September 30, 2016, amounts due from these customers were $31,621,828. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – MAJOR SUPPLIERS

During the three-month and nine-month periods ended September 30, 2017, the Company purchased 71.6% and 68.2% of its raw materials from its top five suppliers, respectively.  As of September 30, 2017, amounts due to those suppliers included in accounts payable were $1,353,182. During the three-month and nine-month periods ended September 30, 2016, the Company purchased 56.2% and 55.2% of its raw materials from its top five suppliers, respectively.  As of September 30, 2016, amounts due to those suppliers included in accounts payable were $4,104,237. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2017 and December 31, 2016.

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of September 30, 2017, the Company leased real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table shown below.

The Company has leased nine parcels of land under non-cancelable operating leases, which are fixed rentals and expire through December 2021, December 2023,December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively.

The following table sets forth the Company’s contractual obligations as of September 30, 2017:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees
Payable within:
the next 12 months	$282,808	$973,544	$23,499
the next 13 to 24 months	282,808	996,682	—
the next 25 to 36 months	282,808	1,017,918	—
the next 37 to 48 months	282,808	1,043,191	—
the next 49 to 60 months	282,808	897,662	—
thereafter	2,262,459	16,326,743	—
Total	$3,676,499	$21,255,740	$23,499
Less: Amount representing interest	(1,248,157)
Present value of net minimum lease payments	$2,428,342

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $264,113 and $259,196, which were charged to the condensed consolidated statements of income for the three months ended September 30, 2017 and 2016, respectively. Rental expenses related to operating leases of the Company amounted to $775,680 and $783,820, which were charged to the income statements for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 19 – SUBSEQUENT EVENTS

On September 1, 2017 the Company announced it received notification from the government of Yangkou County, Shouguang City that production at its factories had to be halted in order for the Company to perform rectification and improvement in accordance with the country's new safety, environmental protection requirements.

On October 27, 2017, the Company and the government agreed on a plan for SCHC which the Company believes will cost approximately US$35 million to undertake and complete all the rectification steps. The Company believes that the rectification for all of the bromine business will be completed and that operations will recommence by the end of March 2018.  However, the Company will try its best to implement the measures quickly to commence production for part of its bromine factories before this date. As of the date of filing of this report, the Company is in discussion with the government to arrive at a rectification plan for its chemical business.

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

Through our wholly-owned subsidiary, SYCI, we manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, wastewater processing, papermaking chemical agents, inorganic chemicals and manufacture and sell chemical products that are used for human and animal antibiotics.

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

On August 31, 2008, SYCI completed the construction of a new chemical production line. It passed the examination by Shouguang City Administration of Work Safety and local fire department. This new production line focuses on producing environmental friendly additive products, solid lubricant and polyether lubricant, for use in oil and gas exploration. The line has an annual production capacity of 5,000 tons. Formal production of this chemical production line started on September 15, 2008. The total annual production capacity of SYCI is 36,300 tons (exclude SCRC which was merged with SYCI on January 1, 2017).

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there was RMB11,833,535 capital contributed by SCHC as of September 30, 2017. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, Shouguan Yuxin Chemical Co., Limited (“SYCI”) and Shouguan Rongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the three and nine months ended September 30, 2017. The total production capacity of the merged entity is 60,900 tons.

As disclosed in the Company’s Current Report on Form 8-K filed on September 8, 2017 the Company disclosed that on September 1, 2017, the Company received letters from the Yangkou County, Shouguang City government to each of its subsidiaries, SCHC and SYCI, which stated that in an effort to improve the safety and environmental protection management level of chemical enterprises, the plants are requested to immediately stop production and perform rectification and improvements in accordance with the country's new safety and environmental protection requirements. In the Company’s press release of August 11, 2017 and on its conference call of August 14, 2017, the Company addressed concerns that increased government enforcement of stringent environmental rules that were adopted in early 2017 to insure corporations bring their facilities up to necessary standards so that pollution and other negative environmental issues are limited and remediated, could have an impact on our business in both the short and long-term. The Company also expressed that although it believed its facilities were fully compliant, the Company did not know how its facilities would fare under the new rules and that the Company expected to have a full understanding of the implications within the next two months. Teams of inspectors from the government were sent to many provinces to inspect all mining and manufacturing facilities. The local government requested that facilities be closed, so that the facilities can undergo the inspection and analysis in the most efficient manner by inspectors’ team. As a result, our facilities were closed on September 1, 2017.

All direct labor and factory overhead costs including depreciation of plant and machinery incurred in September 2017 which would have been presented in the cost of net revenue were presented as part of the general and administrative expense in the three-month and nine-month periods ended September 30, 2017.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC and SYCI, our historical financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2017 and 2016.

Comparison of the Three-Month Period Ended September 30, 2017 and 2016

	Three-Month Period Ended September 30, 2017	Three-Month Period Ended September 30, 2016	Percent Change Increase/ (Decrease)
Net revenue	$23,840,391	$38,811,622	(39%)
Cost of net revenue	$(14,518,439)	$(23,107,921)	(37%)
Gross profit	$9,321,952	$15,703,701	(41%)
Sales, marketing and other operating expenses	$(65,599)	$(83,087)	(21%)
Research and development costs	$(42,074)	$(68,115)	(38%)
Write-off/Impairment on property, plant and equipment	$—	$(90,395)	(100%)
General and administrative expenses	$(4,451,027)	$(1,613,933)	176%
Other operating income	$72,000	$108,029	(33%)
Income from operations	$4,835,252	$13,956,200	(65%)
Other income, net	$99,709	$78,042	28%
Income before taxes	$4,934,961	$14,034,242	(65%)
Income taxes	$(1,509,321)	$(3,518,529)	(57%)
Net income	$3,425,640	$10,515,713	(67%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended September, 2017 compared to the same period in 2016:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent change (Decrease)
	September 30, 2017		September 30, 2016		of Net Revenue
Segment		% of total		% of total
Bromine	$9,549,777	40%	$15,971,847	41%	(40%)
Crude Salt	$2,054,729	9%	$2,310,799	6%	(11%)
Chemical Products	$12,235,885	51%	$20,528,975	53%	(40%)
Total sales	$23,840,391	100%	$38,811,621	100%	(39%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2017	September 30, 2016	(Decrease)
Bromine (excluding volume sold to SYCI)	2,592	4,511	(43%)
Crude Salt	64,362	82,547	(22%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2017	September 30, 2016	(Decrease)
Oil and gas exploration additives	1,361	2,914	(53%)
Paper manufacturing additives	450	835	(46%)
Pesticides manufacturing additives	239	606	(61%)
Pharmaceutical intermediates	293	388	(25%)
By products	1,435	3,045	(53%)
Overall	3,778	7,788	(51%)

Bromine segment

The table below shows the changes in the average selling price and changes in the sales volume of bromine for three-month period ended September 30, 2017 from the same period in 2016.

Three-Month Period Ended September 30,
Decrease in net revenue of bromine as a result of:	2017 vs. 2016
Increase in average selling price	$509,270
Decrease in sales volume	$(6,931,340)
Total effect on net revenue of bromine	$(6,422,070)

The decrease in net revenue from our bromine segment was mainly due to the decrease in the sales volume. The sales volume of bromine decreased from 4,511 tonnes for the three-month period ended September 30, 2016 to 2,592 tonnes for the same period in 2017, a decrease of 43%. The major reasons for the decrease in the sales volume of bromine were (i) the slowdown in the Chinese economy, and (ii) the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

The average selling price of bromine increased from $3,541 per tonne for the three-month period ended September 30, 2016 to $3,684 per tonne for the same period in 2017, an increase of 4%.

Crude salt segment

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended September 30, 2017 from the same period in 2016.

Three-Month Period Ended September 30,
Decrease in net revenue of crude salt as a result of:	2017 vs. 2016
Increase in average selling price	$288,745
Decrease in sales volume	$(544,815)
Total effect on net revenue of crude salt	$(256,070)

The decrease in net revenue from our crude salt segment was due to the decrease in the sales volume of crude salt. The sales volume of crude salt decreased by 22% from 82,547 tonnes for the three-month period ended September 30, 2016 to 64,362 tonnes for the same period in 2017. The major reason for the decrease in the sales volume of crude salt were (i) the slowdown in the Chinese economy, and (ii) the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

The average selling price of crude salt increased from $27.99 per tonne for the three-month period ended September 30, 2016 to $31.92 per tonne for the same period in 2017, an increase of 14%.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	September 30, 2017		September 30, 2016		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$2,620,464	21%	$5,362,309	26%	(51%)
Paper manufacturing additives	$517,905	4%	$930,262	4%	(44%)
Pesticides manufacturing additives	$1,311,326	11%	$3,010,391	15%	(56%)
Pharmaceutical intermediates	$6,081,137	50%	$7,586,616	37%	(20%)
By products	$1,705,053	14%	$3,639,397	18%	(53%)
Total sales	$12,235,885	100%	$20,528,975	100%	(40%)

Net revenue from our chemical products segment decreased from $20,528,975 for the three-month period ended September 30, 2016 to $12,235,885 for the same period in 2017, a decrease of approximately 40%. This decrease was primarily attributable to the decreased sales volume of all our chemical products mainly due to (i) the slowdown in the Chinese economy, and (ii) the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume. Net revenue from our oil and gas exploration chemicals decreased from $5,362,309 for the three-month period ended September 30, 2016 to $2,620,464 for the same period in 2017, a decrease of approximately 51%. Net revenue from our paper manufacturing additives decreased from $930,262 for the three-month period ended September 30, 2016 to $517,905 for the same period in 2017, a decrease of approximately 44%. Net revenue from our pesticides manufacturing additives decreased from $3,010,391 for the three-month period ended September 30, 2016 to $1,311,326 for the same period in 2017, a decrease of approximately 56%. Net revenue from our pharmaceutical intermediates decreased from $7,586,616 for the three-month period ended September 30, 2016 to $6,081,137 for the same period in 2017, a decrease of approximately 20%. Net revenue from our by products decreased from $3,639,397 for the three-month period ended September 30, 2016 to $1,705,053 for the same period in 2017, a decrease of approximately 53%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of the chemical products segment for the three-month period ended September 30, 2017 from the same period in 2016.

Decrease in net revenue, for the three-month period ended September 30, 2017 vs. 2016, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Pharmaceutical intermediates	By products	Total
Increase/(Decrease) in average selling price	$182,459	$23,003	$220,254	$414,274	$(15,611)	$824,379
Decrease in sales volume	$(2,924,304)	$(435,360)	$(1,919,319)	$(1,919,753)	$(1,918,733)	$(9,117,469)
Total effect on net revenue of chemical products	$(2,741,845)	$(412,357)	$(1,699,065)	$(1,505,479)	$(1,934,344)	$(8,293,090)

Cost of Net Revenue.

	Cost of Net Revenue by Segment				percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2017		September 30, 2016		Net Revenue
Segment		% of total		% of total
Bromine	$5,150,471	35%	$7,106,210	31%	(28%)
Crude Salt	$1,102,060	8%	$2,498,817	11%	(56%)
Chemical Products	$8,265,908	57%	$13,502,894	58%	(39%)
Total	$14,518,439	100%	$23,107,921	100%	(37%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $14,518,439 for the three-month period ended September 30, 2017, a decrease of $8,589,482 (or 37%) as compared to the same period in 2016. This decrease was primarily attributable to the decrease volume of products sold due to (i) the slowdown in the Chinese economy, and (ii) the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2016	47,347	46%
Three-month period ended September 30, 2017	42,808	37%
Variance of the three-month period ended September 30, 2017 and 2016	(4,539)	(9%)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes.

Our utilization ratio decreased by 9% for the three-month period ended September 30, 2017 as compared with the same period in 2016. This decrease was mainly due to the slowdown in the Chinese economy.

Bromine segment

For the three-month period ended September 30, 2017, the cost of net revenue for the bromine segment was $5,150,471, a decrease of $1,955,739 or 28% over the same period in 2016. The major components of the costs of net revenue for the bromine segment were the cost of raw materials and finished goods consumed of $1,442,686 (or 28%), depreciation and amortization of manufacturing plant and machinery of $2,373,683 (or 46%) and Resource tax of $418,311 (or 8%) for the three-month period ended September 30, 2017. For the three-month period ended September 30, 2016, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $2,150,607 (or 30%), depreciation and amortization of manufacturing plant and machinery of $3,012,969 (or 42%) and electricity of $738,926 (or 10%). The cost structure changed where the proportion of cost of raw materials and finished goods consumed over the total cost of net revenue decreased by 2% in the three-month period ended September 30, 2017 compared to the same period in 2016. The decrease in net cost of net revenue was the decrease in the sales volume of bromine as mentioned in net revenue of bromine and decrease in depreciation and amortization of manufacturing plant and machinery mainly due to (i) some plant and equipment related to the crude salt and bromine facilities were fully depreciated in June 2016; and (ii) the demolition Factory No.6 in December 2016 for bromine and crude salt segment, which partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2016 and completed in September 2016 .

The table below represents the major production cost component of bromine per tonne for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of bromine segment	September 30, 2017		September 30, 2016		% Change
		% of total		% of total
Raw materials	$909	42%	$819	46%	11%
Depreciation and amortization	$811	37%	$593	33%	37%
Electricity	$128	6%	$146	8%	(12%)
Others	$328	15%	$237	13%	38%
Production cost of bromine per tonne	$2,176	100%	$1,795	100%	21%

Our production cost of bromine per tonne was $2,176 for the three-month period ended September 30, 2017, an increase of 21% (or $381) as compared to the same period in 2016.

Crude salt segment

The cost of net revenue for our crude salt segment for the three-month period ended September 30, 2017 was $1,102,060, representing a decrease of $1,396,757, or 56%, compared to $2,498,817 for the same period in 2016. The decrease in cost was mainly due to the decrease in depreciation and amortization of manufacturing plant and machinery mainly due to (i) some plant and equipment related to the crude salt and bromine facilities were fully depreciated in June 2016; and (ii) the demolition Factory No.6 in December 2016 for bromine and crude salt segment, which partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2016 and completed in September 2016. The significant cost components for the three-month period ended September 30, 2017 were depreciation and amortization of $612,699 (or 56%), resource taxes calculated based on crude salt sold of $205,473 (or 19%) and electricity of $89,961 (or 8%). The significant cost components for the three-month period ended September 30, 2016 were depreciation and amortization of $1,751,438 (or 70%), resource taxes calculated based on crude salt sold of $247,707 (or 10%) and electricity of $183,842 (or 7%). The table below represents the major production cost component of crude salt per ton for respective periods:

Per tonne production cost	Three-Month Period Ended		Three-Month Period Ended
component of crude salt segment	September 30, 2017		September 30, 2016		% Change
		% of total		% of total
Depreciation and amortization	$9.5	55%	$21.2	70%	(55%)
Resource tax	$3.2	19%	$3.0	10%	7%
Electricity	$1.4	8%	$2.3	7%	(39%)
Others	$3.0	18%	$3.8	13%	(21%)
Production cost of crude salt per tonne	$17.1	100%	$30.3	100%	(43%)

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2017 was $8,265,908, representing a decrease of $5,236,986, or 39%, over the same period in 2016. This decrease was primarily attributable to the decrease in sales volume of all our chemical products due to (i) the slowdown in the Chinese economy, and (ii) the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

.

Gross Profit. Gross profit was $9,321,952, or 39%, of net revenue for three-month period ended September 30, 2017 compared to $15,703,701, or 40%, of net revenue for the same period in 2016.

	Gross Profit (Loss) by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2017		September 30, 2016		Profit Margin
Segment		Gross Profit Margin		Gross Profit (Loss) Margin
Bromine	$4,399,306	46%	$8,865,637	56%	(10%)
Crude Salt	$952,669	46%	$(188,018)	(8%)	54%
Chemical Products	$3,969,977	32%	$7,026,082	34%	(2%)
Total Gross Profit	$9,321,952	39%	$15,703,701	40%	(1%)

Bromine segment

For the three-month period ended September 30, 2017, the gross profit margin for our bromine segment was 46% compared to 56% for the same period in 2016. This 10% decrease was primarily attributable to the increase in factory overhead per unit produced due to lower volume of production.

Crude salt segment

For the three-month period ended September 30, 2017 the gross profit (loss) margin for our crude salt segment was 46% compared to (8)% for the same period in 2016. This 54% increase in our gross (loss) profit margin is mainly attributable to the decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment

The gross profit margin for our chemical products segment for the three-month period ended September 30, 2017 was 32% compared to 34% for the same period in 2016.

Research and Development Costs. The total research and development costs incurred for the three-month period ended September 30, 2017 and 2016 were $42,074 and $68,115, respectively, a decrease of 38%. Research and development costs for the three-month period ended September 30, 2017 represented raw materials used by SYCI for testing the manufacturing routine. Research and development costs for the three-month period ended September 30, 2016 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-offs on property, plant and equipment for the three-month period ended September 30, 2017 and 2016 were $0 and $90,395, respectively, a decrease of 100%. Write-offs on property, plant and equipment of $90,395 for the three-month period ended September 30, 2016 represented the write-offs of certain protective shells to transmission pipelines and ducts replaced that started in August 2016 and completed in September 2016.

General and Administrative Expenses. General and administrative expenses were $4,451,027 for the three-month period ended September 30, 2017, an increase of $2,837,094 (or 176%) as compared to $1,613,933 for the same period in 2016. This increase in general and administrative expenses was primarily due to (i) the unrealized exchange loss of $536,453 in relation to the translation of current portion of inter-company balance owing in RMB for the three-month period ended September 30, 2017, as compared to the unrealized exchange gain for the same period in 2016 in the amount of $181,030; and (ii) depreciation and amortization of manufacturing plant and machinery incurred in September 2017 classified in general and administrative expense as production in all factories was temporarily stopped from September 1, 2017 to allow for rectification and improvement to be made to the facilities to comply with the new safety and environmental protection requirements of PRC.

Other Operating Income. Other operating income was $72,000 for the three-month period ended September 30, 2017, a decrease of $36,029 (or 33%) as compared to $108,029 for the same period in 2016 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $4,835,252 for the three-month period ended September 30, 2017 (or 20% of net revenue), a decrease of $9,120,948, or approximately 65%, over the income from operations for the same period in 2016.

	Income by Segment
	Three-Month Period Ended September 30, 2017		Three-Month Period Ended September 30, 2016
Segment:		% of total		% of total
Bromine	$2,257,069	38%	$7,898,302	57%
Crude Salt	497,783	8%	(382,917)	(3%)
Chemical Products	3,176,458	54%	6,442,708	46%
Natural Gas	(33,184)	—	(2,476)	—
Income from operations before corporate costs	5,898,126	100%	13,955,617	100%
Corporate costs	(526,421)		(180,447)
Unrealized translation difference	(536,453)		181,030
Income from operations	$4,835,252		$13,956,200

Bromine segment

Income from operations from our bromine segment was $2,257,069 for the three-month period ended September 30, 2017, a decrease of $5,641,233 (or approximately 71%) compared to the same period in 2016. This decrease was primarily attributable to the decrease in sales volume of all our bromine segment products as mentioned in net revenue of bromine.

Crude salt segment

Income from operations from our crude salt segment was $497,783 for the three-month period ended September 30, 2017, compared to loss of $382,917 in the same period in 2016. This increase was primarily attributable to the decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment

Income from operations from our chemical products segment was $3,176,458 for the three-month period ended September 30, 2017, a decrease of $3,266,250 (or approximately 51%) compared to the same period in 2016. This decrease was primarily attributable to the decrease in sales volume of all of our chemical products as mentioned in net revenue of chemical products.

Other Income. Net Other income, net of $99,709 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2017, an increase of $21,667 (or approximately 28%) as compared to the same period in 2016.

Net Income. Net income was $3,425,640 for the three-month period ended September 30, 2017, a decrease of $7,090,073 (or approximately 67%) compared to the same period in 2016. This decrease was primarily attributable to the decrease in sales volume of all our product as mentioned in net revenue of bromine, crude and chemical products.

Effective Tax Rate. Our effective tax rate for the three-month period ended September 30, 2017 and 2016 was 31% and 25%, respectively. The effective tax rate of 31% for the three-month period ended September 30, 2017 differs from the PRC statutory income tax rate of 25% mainly due to non-taxable item in connection with the unrealized exchange loss for the Company. The effective tax rate of 25% for the three-month period ended September 30, 2016 is consistent with the PRC statutory income tax rate.

Comparison of the Nine-Month Period Ended September 30, 2017 and 2016

	Nine-Month Period Ended September 30, 2017	Nine-Month Period Ended September 30, 2016	Percent Change Increase/ (Decrease)
Net revenue	$104,160,873	$120,907,839	(14%)
Cost of net revenue	$(61,664,044)	$(76,184,822)	(19%)
Gross profit	$42,496,829	$44,723,017	(5%)
Sales, marketing and other operating expenses	$(242,045)	$(269,357)	(10%)
Research and development costs	$(169,246)	$(198,330)	(15%)
Write-off/Impairment on property, plant and equipment	$—	$(90,395)	(100%)
General and administrative expenses	$(8,236,430)	$(4,539,845)	81%
Other operating income	$281,613	$328,550	(14%)
Income from operations	$34,130,721	$39,953,640	(15%)
Other income, net	$274,314	$222,678	23%
Income before taxes	$34,405,035	$40,176,318	(14%)
Income taxes	$(9,152,597)	$(9,996,622)	(8%)
Net income	$25,252,438	$30,179,696	(16%)

Net revenue. The table below shows the changes in net revenue in the respective segment of the Company for the nine-month period ended September, 2017 compared to the same period in 2016:

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent change (Decrease)
	September 30, 2017		September 30, 2016		of Net Revenue
Segment		% of total		% of total
Bromine	$41,895,304	40%	$47,621,980	40%	(12%)
Crude Salt	$6,390,390	6%	$6,383,095	5%	—
Chemical Products	$55,875,179	54%	$66,902,764	55%	(16%)
Total sales	$104,160,873	100%	$120,907,839	100%	(14%)

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2017	September 30, 2016	(Decrease)
Bromine (excluding volume sold to SYCI)	10,600	12,552	(16%)
Crude Salt	206,289	222,124	(7%)

	Nine-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2017	September 30, 2016	(Decrease)
Oil and gas exploration additives	6,751	8,461	(20%)
Paper manufacturing additives	2,016	2,435	(17%)
Pesticides manufacturing additives	1,309	1,760	(26%)
Pharmaceutical intermediates	1,058	1,225	(14%)
By products	7,638	9,324	(18%)
Overall	18,772	23,205	(19%)

Bromine segment

The decrease in net revenue from our bromine segment was mainly due to the decrease in the sales volume of bromine. The sales volume of bromine decreased from 12,552 tonnes for the nine-month period ended September 30, 2016 to 10,600 tonnes for the same period in 2017, a decrease of 16%. The major reason for the decrease in the sales volume of bromine was mainly due to (i) the slowdown in the Chinese economy, and (ii) the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

The average selling price of bromine increased from $3,794 per tonne for the nine-month period ended September 30, 2016 to $3,952 per tonne for the same period in 2017, an increase of 4%.

Nine-Month Period Ended September 30,
Decrease in net revenue of bromine as a result of:	2017 vs. 2016
Increase in average selling price	$1,831,786
Decrease in sales volume	$(7,558,462)
Total effect on net revenue of bromine	$(5,726,676)

Crude salt segment

The increase in net revenue from our crude salt segment was due to the increase in the selling price of crude salt, which offset by the sales volume of crude salt. The sales volume of crude salt decreased by 7% from 222,124 tonnes for the nine-month period ended September 30, 2016 to 206,289 tonnes for the same period in 2017. The average selling price of crude salt increased from $28.74 per tonne for the nine-month period ended September 30, 2016 to $30.98 per tonne for the same period in 2017, an increase of 8%.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for nine-month period ended September 30, 2017 from the same period in 2016.

Nine-Month Period Ended September 30,
Increase in net revenue of crude salt as a result of:	2017 vs. 2016
Increase in average selling price	$480,083
Decrease in sales volume	$(472,788)
Total effect on net revenue of crude salt	$7,295

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Nine-Month Period Ended		Nine-Month Period Ended		Change of
	September 30, 2017		September 30, 2016		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$12,852,210	23%	$16,125,700	24%	(20%)
Paper manufacturing additives	$2,275,236	4%	$2,799,108	4%	(19%)
Pesticides manufacturing additives	$6,953,930	12%	$9,062,903	14%	(23%)
Pharmaceutical intermediates	$24,486,047	44%	$27,370,395	41%	(11%)
By products	$9,307,756	17%	$11,544,658	17%	(19%)
Total sales	$55,875,179	100%	$66,902,764	100%	(16%)

Net revenue from our chemical products segment decreased from $66,902,764 for the nine-month period ended September 30, 2016 to $55,875,179 for the same period in 2017, a decrease of approximately 16%. This decrease was primarily attributable to the decreased sales volume of all our chemical products due to (i) the slowdown in the Chinese economy, and (ii) the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume. Net revenue from our oil and gas exploration chemicals decreased from $16,125,700 for the nine-month period ended September 30, 2016 to $12,852,210 for the same period in 2017, a decrease of approximately 20%. Net revenue from our paper manufacturing additives decreased from $2,799,108 for the nine-month period ended September 30, 2016 to $2,275,236 for the same period in 2017, a decrease of approximately 19%. Net revenue from our pesticides manufacturing additives decreased from $9,062,903 for the nine-month period ended September 30, 2016 to $6,953,930 for the same period in 2017, a decrease of approximately 23%. Net revenue from our pharmaceutical intermediates decreased from $27,370,395 for the nine-month period ended September 30, 2016 to $24,486,047 for the same period in 2017, a decrease of approximately 11%. Net revenue from our by products decreased from $11,544,658 for the nine-month period ended September 30, 2016 to $9,307,756 for the same period in 2017, a decrease of approximately 19%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of the chemical products segment for the nine-month period ended September 30, 2017 from the same period in 2016.

Decrease in net revenue, for the nine-month period ended September 30, 2017 vs. 2016, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Pharmaceutical intermediates	By products	Total
Increase/(Decrease) in average selling price	$(16,016)	$(47,108)	$250,772	$919,164	$(166,082)	$940,730
Decrease in sales volume	$(3,257,474)	$(476,764)	$(2,359,745)	$(3,803,512)	$(2,070,820)	$(11,968,315)
Total effect on net revenue of chemical products	$(3,273,490)	$(523,872)	$(2,108,973)	$(2,884,348)	$(2,236,902)	$(11,027,585)

Cost of Net Revenue.

	Cost of Net Revenue by Segment				Percent Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2017		September 30, 2016		Net Revenue
Segment		% of total		% of total
Bromine	$20,833,351	34%	$25,591,482	34%	(19%)
Crude Salt	$3,297,064	5%	$6,119,665	8%	(46%)
Chemical Products	$37,533,629	61%	$44,473,675	58%	(16%)
Total	$61,664,044	100%	$76,184,822	100%	(19%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $61,664,044 for nine-month period ended September 30, 2017, a decrease of $14,520,778 (or 19%) over the same period in 2016. This decrease was primarily attributable to the decrease in sales volume of products due to (i) the slowdown in the Chinese economy, and (ii) the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2016	47,347	40%
Nine-month period ended September 30, 2017	42,808	42%
Variance of the nine-month period ended September 30, 2017 and 2016	(4,539)	2%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes. The product produce below reflect the annualized production.

Our utilization ratio increased by 2% for the nine-month period ended September 30, 2017 as compared with the same period in 2016. This increase in utilization ratio was mainly due to the demolition Factory No.6 in December 2016, which reduced the total annual production capacity.

Bromine segment

For the nine-month period ended September 30, 2017, the cost of net revenue for the bromine segment was $20,833,351, a decrease of $4,758,131 or 19% over the same period in 2016. The major components of the costs of net revenue for the bromine segment were the cost of raw materials and finished goods consumed of $4,935,223 (or 24%), depreciation and amortization of manufacturing plant and machinery of $9,979,858 (or 48%) and electricity of $1,732,036 (or 8%) for the nine-month period ended September 30, 2017. For the nine-month period ended September 30, 2016, the major components of the cost of net revenue were the cost of raw materials and finished goods consumed of $8,455,261 (or 33%), depreciation and amortization of manufacturing plant and machinery of $11,289,541 (or 44%) and electricity of $2,183,710 (or 9%). The cost structure changed where the proportion of cost of raw materials and finished goods consumed over the total cost of net revenue decreased by 9% in the nine-month period ended September 30, 2017 compared to the same period in 2016. The decrease in net cost of net revenue was attributable mainly to the decrease in sales volume of products sold due to (i) the slowdown in the Chinese economy, and (ii) the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of bromine segment	September 30, 2017		September 30, 2016		% Change
		% of total		% of total
Raw materials	$924	41%	$1,049	47%	(12%)
Depreciation and amortization	$821	37%	$792	35%	4%
Electricity	$142	6%	$153	7%	(7%)
Others	$344	16%	$257	11%	34%
Production cost of bromine per tonne	$2,231	100%	$2,251	100%	(1%)

Our production cost of bromine per tonne was $2,231 for the nine-month period ended September 30, 2017, a decrease of 1% (or $20) over the same period in 2016.

Crude salt segment

For the nine-month period ended September 30, 2017, the cost of net revenue for our crude salt segment was $3,297,064, representing a decrease of $2,822,601, or 46%, compared to $6,119,665 for the same period in 2016. The decrease in cost was mainly due to the decrease in depreciation and amortization of manufacturing plant and machinery mainly due to (i) some plant and equipment related to the crude salt and bromine facilities were fully depreciated in June 2016; and (ii) the demolition Factory No.6 in December 2016 for bromine and crude salt segment, which partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2016 and completed in September 2016 .The significant cost components for the nine-month period ended September 30, 2017 were depreciation and amortization of $1,804,343 (or 55%), resource taxes calculated based on crude salt sold of $639,039 (or 19%) and electricity of $267,022 (or 8%). The significant cost components for the nine-month period ended September 30, 2016 were depreciation and amortization of $4,379,288 (or 71%), resource taxes calculated based on crude salt sold of $675,190 (or 11%) and electricity of $358,741 (or 6%). The table below represents the major production cost component of crude salt per ton for the respective periods:

Per tonne production cost	Nine-Month Period Ended		Nine-Month Period Ended
component of crude salt segment	September 30, 2017		September 30, 2016		% Change
		% of total		% of total
Depreciation and amortization	$8.8	55%	$19.7	71%	(56%)
Resource tax	$3.1	19%	$3.0	11%	3%
Electricity	$1.3	8%	$1.6	6%	(20%)
Others	$2.8	18%	$3.2	12%	(13%)
Production cost of crude salt per tonne	$16.0	100%	$27.5	100%	(42%)

Our production cost of crude salt per tonne was $16.0 for the nine-month period ended September 30, 2017, a decrease of 42% (or $11.5) as compared to the same period in 2016.

Chemical products segment

For the nine-month period ended September 30, 2017, cost of net revenue for our chemical products segment was $37,533,629, representing a decrease of $6,940,045 or 16% over the same period in 2016. This decrease was primarily attributable to the decrease in sales volume of all our chemical products due (i) the slowdown in the Chinese economy, and (ii) the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

Gross Profit. Gross profit was $42,496,829, or 41%, of net revenue for nine-month period ended September 30, 2017 compared to $44,723,017, or 37%, of net revenue for the same period in 2016. The increase in gross profit percentage was primarily attributable to an increase in the margin percentage of bromine and crude salt.

	Gross Profit by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2017		September 30, 2016		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$21,061,953	50%	$22,030,498	46%	4%
Crude Salt	$3,093,326	48%	$263,430	4%	44%
Chemical Products	$18,341,550	33%	$22,429,089	34%	(1%)
Total Gross Profit	$42,496,829	41%	$44,723,017	37%	4%

Bromine segment

The gross profit margin for our bromine segment for the nine-month period ended September 30, 2017 was 50% compared to 46% for the same period in 2016. This 4% increase is mainly due to the increased average selling price and the decrease in the purchase price of raw material and the decrease in depreciation and amortization of manufacturing plant and machinery mainly due to (i) some plant and equipment related to the crude salt and bromine facilities were fully depreciated in June 2016; and (ii) the demolition Factory No.6 in December 2016 for bromine and crude salt segment, which partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2016 and completed in September 2016 .

Crude salt segment

For the nine-month period ended September 30, 2017, the gross profit margin for our crude salt segment was 48% compared to 4% for the same period in 2016. This 44% increase is mainly due to the increase in crude salt price and decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment

The gross profit margin for our chemical products segment for the nine-month period ended September 30, 2017 was 33% compared to 34% for the same period in 2016.

Research and Development Costs. For the nine-month period ended September 30, 2017 and 2016, the total research and development costs incurred were $169,246 and $198,330, respectively, a decrease of 15%. Research and development costs for the nine-month period ended September 30, 2017 represented raw materials used by SYCI for testing the manufacturing routine. Research and development costs for the nine-month period ended September 30, 2016 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-offs on property, plant and equipment for the nine-month period ended September 30, 2017 and 2016 were $0 and $90,395, respectively, a decrease of 100%. Write-offs on property, plant and equipment of $90,395 for the nine-month period ended September 30, 2016 represented the write-offs of certain protective shells to transmission pipelines and ducts during the enhancement project that started in August 2016 and completed in September 2016.

General and Administrative Expenses. General and administrative expenses were $8,236,430 for the nine-month period ended September 30, 2017, an increase of $3,696,585 (or 81%) as compared to $4,539,845 for the same period in 2016. This increase in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees increased from $17,400 for the nine-month period ended September 30, 2016 to $357,700 for the same period of 2017; and (ii) the unrealized exchange gain in relation to the translation difference of inter-company balance in RMB for the nine-month period ended September 30,2017 amounted to $1,140,363, as compared to the unrealized exchange gain for the same period in 2016 of $729,764; and (iii) depreciation and amortization of manufacturing plant and machinery incurred in September 2017 classified in general and administrative expense as production in all factories was temporarily stopped from September 1, 2017 to allow for rectification and improvement to be made to the facilities to comply with the new safety and environmental protection requirements of PRC.

Other Operating Income. Other operating income was $281,613 for the nine-month period ended September 30, 2017, a decrease of $46,937(or 14%) as compared to $328,550 for the same period in 2016 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $34,130,721 for the nine-month period ended September 30, 2017 (or 33% of net revenue), a decrease of $5,822,919, or approximately 15%, over income from operations for the same period in 2016.

	Income from Operations by Segment
	Nine-Month Period Ended September 30, 2017		Nine-Month Period Ended September 30, 2016
Segment:		% of total		% of total
Bromine	$17,269,984	48%	$19,103,472	48%
Crude Salt	2,434,872	7%	(165,403)	—
Chemical Products	16,441,115	45%	20,698,116	52%
Natural Gas	(90,471)	—	(2,501)	—
Income from operations before corporate costs	36,055,500	100%	39,633,684	100%
Corporate costs	(784,416)		(409,808)
Unrealized exchange difference	(1,140,363)		729,764
Income from operations	$34,130,721		$39,953,640

Bromine segment

Income from operations from our bromine segment was $17,269,984 for the nine-month period ended September 30, 2017, a decrease of $1,833,488 (or approximately 10%) compared to the same period in 2016. This decrease was primarily attributable to the decrease in sales volume as mentioned in net revenue of bromine partially offset by the increased average selling price.

Crude salt segment

For the nine-month period ended September 30, 2017, income from operations from our crude salt segment was $2,434,872, compared to loss of $165,403 in the same period in 2016. This increase was primarily attributable to the increase in crude salt price and decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment

For the nine-month period ended September 30, 2017, income from operations from our chemical products segment was $16,441,115, a decrease of $4,257,001 (or approximately 21%) over same period in 2016. This decrease was primarily attributable to the decrease in sales volume of all of our chemical products as mentioned in cost of net revenue of chemical products.

Other Income, Net. Other income, net of $274,314 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2017, an increase of $51,636 (or approximately 23%) as compared to the same period in 2016.

Net Income. Net income was $25,252,438 for the nine-month period ended September 30, 2017, a decrease of $4,927,258 (or approximately 16%) compared to the same period in 2016. This decrease was primarily attributable to decrease in sales volume of all of our products as mentioned in cost of net revenue of bromine, crude and chemical products.

Effective Tax Rate. Our effective tax rate for the nine-month period ended September 30, 2017 and 2016 was 27% and 25%, respectively. The effective tax rate of 27% for the nine-month period ended September 30, 2017 differs from the PRC statutory income tax rate of 25% mainly due to non-taxable item in connection with the unrealized and the exchange loss for the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, cash and cash equivalents were $193,385,686 as compared to $163,884,574 as of December 31, 2016. The components of this increase of $29,501,112 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2017	2016
Net cash provided by operating activities	$23,477,422	$29,214,282
Net cash used in investing activities	$(1,482,954)	$(17,423,126)
Net cash used in financing activities	$(273,873)	$(287,387)
Effects of exchange rate changes on cash and cash equivalents	$7,780,517	$(4,026,574)
Net Increase in cash and cash equivalents	$29,501,112	$7,477,195

For the nine-month period ended September 30, 2017, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the nine-month period ended September 30, 2017 and 2016, we had positive cash flow from operating activities approximately of $23.5 million and $29.2 million, respectively, primarily attributable to net income.

During the nine-month period ended September 30, 2017, cash flow from operating activities of approximately $23.5 million was less than our net income of approximately $25.3 million, mainly due to (i) cash used in working capital of approximately $20.2 million, which mainly consisted of the increase in accounts receivable and decrease in accounts payable and accrued expenses and tax payable, partially offset by the decrease in inventories; partially offset by (ii) substantial non-cash charges of approximately $18.4 million, mainly in the form of depreciation and amortization of property, plant and equipment.

During the nine-month period ended September 30, 2016, cash flow from operating activities of approximately $29.2 million was less than our net income of approximately $30.2 million, mainly due to (i) cash used in working capital of approximately $20.0 million, which mainly consisted of the increase in accounts receivable, partially offset by the decrease in inventories, increase in accounts payable and accrued expenses and tax payable; partially offset by (ii) substantial non-cash charges of approximately $19.1 million, mainly in the form of depreciation and amortization of property, plant and equipment.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
		% of total		% of total
Aged 1-30 days	$3,077,055	4%	$10,300,739	20%
Aged 31-60 days	$12,976,950	18%	$11,074,573	21%
Aged 61-90 days	$11,197,750	16%	$10,577,810	21%
Aged 91-120 days	$13,905,925	19%	$7,919,209	15%
Aged 121-150 days	$12,707,546	18%	$6,924,979	13%
Aged 151-180 days	$8,423,396	12%	$5,037,908	10%
Aged 181-210 days	$6,982,162	10%	$—	—
Aged 211-240 days	$2,521,580	3%	$—	—
Total	$71,792,364	100%	$51,835,218	100%

The overall accounts receivable balance as of September 30, 2017 increased by $19,957,146 (or 39%), as compared to those as of December 31, 2016. Such increase is mainly attributable to the extended settlement days by customers due to the macro-economic tightening policy imposed by PRC government to slow down the economy, which in turn lengthened the average turnover days of accounts receivable from 138 days for the nine-month period ended September 30, 2016 to 162 days for the nine-month period ended September 30, 2017. In fiscal year 2016, a 90 to 180-day credit period was granted to customers with good payment history. To maintain the source of the Company’s business and in view of the strong cash flow position that the Company is in, management has extended credit terms to some customers up to 240 days in the nine months ended September 30, 2017. Approximately 30% of the balances of accounts receivable as of September 30, 2017 aged more than 90 days in the amount of $13,319,887 were settled in October 2017. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

Some of our customers’ production is also affected by the new safety and environmental protection rules. We have communicated with our customers who have stopped their production for inspection by the government and have not resumed production. They confirmed that they will make payments owing to our Company on time. Based on our knowledge of these customers, they appear to have the ability to settle the accounts receivable as of September 30, 2017 within the credit term. Therefore, we believe that no allowance for doubtful accounts for the nine-month period ended September 30, 2017 is required.

Inventory

Our inventory consists of the following:

	September 30, 2017		December 31, 2016
		% of total		% of total
Raw materials	$449,575	18%	$818,500	14%
Finished goods	$1,981,504	82%	$4,370,331	74%
Work-in-process	—	—	692,850	12%
	$2,431,079	100%	$5,881,681	100%
Allowance for obsolete and slowing-moving inventory	$—	—	$—	—
Total	$2,431,079	100%	$5,881,681	100%

The net inventory level as of September 30, 2017 decreased by $3,450,602 (or 59%), as compared to the net inventory level as of December 31, 2016.

Raw materials decreased by 45% as of September 30, 2017 as compared to December 31, 2016. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. We concluded that all of our raw materials as of September 30, 2017 are fully realizable for production of finished goods without any impairment.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials, with no loss over time, a relatively stable market price and a gross profit margin of 33% for the nine-month period ended September 30, 2017 as compared to 34% for the same period in fiscal year 2016. Therefore, we believe that the realization of the chemical products is 100%. Similarly, as there is no depletion of bromine, we believe that the realization of it is also 100%. The gross profit margin for bromine for the nine-month period ended September 30, 2017 increased to 50%, as compared with 46% for the same period in fiscal year 2016, we anticipated that the price through 2017 will not fluctuate significantly to impair the cost of bromine.

As of September 30, 2017, the crude salt included in the inventory is approximately $1.35 million. The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne increased from $27.99 for the third quarter of 2016 to $31.92 for the same period of 2017. The gross (loss) profit also increased from (8)% for the third quarter of 2016 to 46% for the same period in 2017. We believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than the current price. If the selling price continues to decrease, there will be an impact on our crude salt realization value.

Net Cash Used in Investing Activities

In the nine-month period ended September 30, 2017, we used approximately $0.86 million cash for the prepayment of land leases. We also used approximately $0.06 million to acquire property, plant and equipment for the nine-month period ended September 30, 2017.

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

The investing activities described above were financed by opening cash balances as of December 31, 2016, and 2015, and cash generated from operation during the nine-month period ended September 30, 2017.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the nine-month period ended September 30, 2017 and 2016.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $261.1 million at September 30, 2017 as compared to approximately $207.8 million at December 31, 2016. The increase was mainly attributable to the cash provided by operating activities during the nine-month period ended September 30, 2017.

We had available cash of approximately $193.4 million at September 30, 2017, most of which is in highly liquid current deposits which earn no or little interest. We anticipate to spend approximately $35 million of capital expenditure in the rectification and improvement of the facilities to comply with the new safety and environmental protection requirements of PRC and this will be funded from our cash balance.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2017 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 18 – Capital Commitment and Operating Lease Commitments”.

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

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 13, 2017	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 13, 2017	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)

42