Form 10-K
period 2017-12-31
GULF RESOURCES, INC.
filed 2018-03-16
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $52,265,626 based upon a closing sale price of $1.59.

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

Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 As of March 14, 2018, the registrant had outstanding 46,803,791 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.15062 and $0.14811 during fiscal years 2016 and 2017, respectively. The functional and reporting currency of the Company is the United States dollar (“USD” or $”).

Our Corporate History

We were originally incorporated in Delaware and subsequently re-incorporated in Nevada. From November 1993 through August 2006, we were engaged in the business of owning, leasing and operating coin and debit card pay-per copy photocopy machines, fax machines, microfilm reader-printers and accessory equipment under the name “Diversifax, Inc.”. Due to the increased use of internet services, demand for our services declined sharply, and in August 2006, our Board of Directors decided to discontinue our operations.

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

 On December 12, 2006, our Company, then known as Diversifax, Inc., a public "shell" company, acquired Upper Class Group Limited and SCHC. Under the terms of the agreement, the stockholders of Upper Class Group Limited received 13,250,000 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of our voting common stock in exchange for all outstanding shares of Upper Class Group Limited. Members of the Yang family received approximately 62% of our common stock as a result of the acquisition. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical consolidated financial statements of the legal acquirer, Diversifax, Inc., are those of the legal acquiree, Upper Class Group Limited. Share and per share amounts stated have been retroactively adjusted to reflect the share exchange. On February 20, 2007, we changed our corporate name to Gulf Resources, Inc.

On February 5, 2007, we acquired Shouguang Yuxin Chemical Industry Co., Limited ("SYCI"), a company incorporated in the People's Republic of China. Under the terms of the acquisition agreement, the stockholders of SYCI received a total of 8,094,059 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of common stock of Gulf Resources, Inc. in exchange for all outstanding shares of SYCI's common stock. Simultaneously with the completion of the acquisition, a dividend of $2,550,000 was paid to the former stockholders of SYCI. At the time of the acquisition, approximately 49.1% of the outstanding shares of SYCI were owned by Ms. Yu, Mr. Yang’s wife, and the remaining 50.9% of the outstanding shares of SYCI were owned by SCHC, all of whose outstanding shares were owned by Mr. Yang and his wife. Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI at their carrying amounts. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there was RMB13,848,730 capital contributed by SCHC as of December 31, 2017. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, ShouguanYuxin Chemical Co., Limited (“SYCI”) and ShouguanRongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the fiscal year 2017.

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

Closure and rectification process of our Bromine, Crude Salt and Chemical Products factories

On September 1, 2017, the company received letters from the Yangkou County, Shouguang City government to each of its subsidiaries, Shouguang City Haoyuan Chemical Company Limited and Shouguang Yuxin Chemical Industry Co., Limited, which stated that in an effort to improve the safety and environmental protection management level of chemical enterprises, the plants are requested to immediately stop production and perform rectification and improvements in accordance with the country's new safety, environmental protection requirements.

Later on the local government organized the Safety Supervision and Administration Department and the Environmental Protection Departments conducted inspections of every bromine production enterprise within its jurisdiction, in order to improve security, environmental protections, pollution, and safety. The Company had been working closely with the County authorities developing rectification plans for both its bromine and its chemical businesses. The Company and the government agreed on a rectification plan for Haoyuan Chemicals, the Company’s bromine business which is currently under process.

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, have decided to relocate chemical enterprises to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Chemical companies that are not invited into the park will be permanently closed. Although we are in compliance with regulations within the county, due to the proximity of our subsidiary, Shouguang Yuxin Chemical Co.’s, production plant in or near a residential area, we have been invited to relocate our chemical production plant to Bohai Marine Fine Chemical Industry Park. However, we must not commence activities until we have relocated the production plant and received qualified acceptances from related departments.

Our Business Segments

Our business operations are conducted in four segments, bromine, crude salt, chemical products, and natural gas.  We manufacture and trade bromine, crude salt and natural gas, and manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals and manufacturer of materials for human and animal antibiotics.  We conduct all of our operations in China.

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI.  The products we produce and the markets in which they are sold include, among others:

Product name	Application sector
Hydroxyl guar gum	Oil Exploration & Production
Demulsified agent	Oil Exploration & Production
Corrosion inhibitor for acidizing	Oil Exploration & Production
Bactericide	Oil Exploration / Agricultural
Iron ion stabilizer	Oil Exploration & Production
Clay stabilizing agent	Oil Exploration & Production
Solid lubricant	Oil Exploration & Production
Polyether lubricant	Oil Exploration & Production
Bromopropane	Agricultural
Chlorantraniliprole	Agricultural
Remaining agent	Paper Making
Enhanced mild paper expansion agent	Paper Making
Chelant	Paper Making
Semi-finished Product of Tetramethylbenzidine	Pharmaceutical intermediates
Semi-finished Product of Trimethylolpropane	Pharmaceutical intermediates
Material of Lactic acid Trimethylolpropane	Pharmaceutical intermediates
Sodium Methoxide	By Products
Hydrobroic Acid	By Products
Sodium Bromide	By Products
Di Bromo Aldehyde	Agricultural &Pharmaceutical intermediates
Environment-friendly Solid Lubricants	Oil Exploration & Production
Environment-friendly Polyether Lubricants	Oil Exploration & Production

SYCI concentrates its efforts on the production and sale of chemical products that are used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals and manufacture and sell materials that are used for human and animal antibiotics.. SYCI also engages in depth study of existing products and new product research and development at the same time. Currently, SYCI's annual production of oil and gas field exploration products and related chemicals is over 26,000 tons, and its production of papermaking-related chemical products is over 5,000 tons. These products are mainly distributed to large domestic papermaking manufacturers and major oilfields such as Shengli Oilfield and Talimu Oilfields. SYCI's annual production capacity of materials that are used for human and animal antibiotics is over 6,800 tons.

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

The amounts set forth below are based upon on an average RMB to USD exchange rates of $0.15062 and $0.14811 during fiscal years 2016 and 2017, respectively.

	Net Revenue by Segment
	Year Ended December 31, 2017		Year Ended December 31, 2016
Segment:	% of total		% of total
Bromine	$42,224,901	39%	$56,811,730	38%
Crude Salt	$8,986,080	8%	$8,985,852	6%
Chemical Products	$56,311,460	53%	$83,477,420	56%
Total sales	$107,522,441	100%	$149,275,002	100%

Segment:	Percentage Decrease in Net Revenue from fiscal year 2016 to 2017
Bromine	(26%)
Crude Salt-	—
Chemical Products	(33%)

SCHC’s products sold in metric tons	Year ended December 31, 2017	Year ended December 31, 2016	Percentage Change Decrease
Bromine	10,681	14,955	(29%)
Crude Salt	274,534	316,161	(13%)

Chemical products segment sold in metric tons	Year ended December 31, 2017	Year ended December 31, 2016	Percentage Change Decrease
Oil and gas exploration additives	6,751	10,505	(36%)
Paper manufacturing additives	2,016	3,032	(33%)
Pesticides manufacturing additives	1,309	2,179	(40%)
Pharmaceutical intermediates	1,058	1,617	(35%)
By products	7,638	12,043	(37%)
	18,772	29,376	(36%)

	Income from Operations by Segment
	Year ended December 31, 2017		Year ended December 31, 2016
Segment:		% of total		% of total
Bromine	$12,460,230	90%	$21,224,862	45%
Crude Salt	$2,426,137	18%	9,076	—
Chemical Products	$(1,024,569)	(7%)	$25,473,792	55%
Natural Gas	$(116,465)	(1%)	$(4,906)	—
Income from operations before corporate costs	$13,745,333	100%	$46,702,824	100%
Corporate costs	$(1,015,963)		$(682,210)
Unrealized translation difference	$(1,557,759)		$1,702,728
Income from operations	$11,171,611		$47,723,342

Year Ended December 31, 2017	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$42,224,901	$8,986,080	$56,311,460	$—	$107,522,441	$—	$107,522,441
Net revenue (intersegment)	6,305,642	—	—	—	6,305,642	—	6,305,642
Income from operations before income taxes	12,460,230	2,426,137	(1,024,569)	(116,465)	13,745,333	(2,573,722)	11,171,611
Income taxes	3,156,016	585,521	(131,397)	—	3,610,140	5,402,000	9,012,140
Income from operations after income taxes	9,304,214	1,840,616	(893,172)	(116,465)	10,135,193	(7,975,722)	2,159,471
Total assets	147,124,127	51,512,530	186,677,501	2,119,756	387,433,914	65,509	387,499,423
Depreciation and amortization	14,533,169	2,452,737	3,211,407	—	20,197,313	—	20,197,313
Capital expenditures	465,655	17,411,762	—	61,235	17,938,652	—	17,938,652
Goodwill	—	—	29,374,909	—	29,374,909	—	29,374,909

Year Ended December 31, 2016	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$56,811,730	$8,985,852	$83,477,420	$—	$149,275,002	$—	$149,275,002
Net revenue (intersegment)	8,484,617	—	—	—	8,484,617	—	8,484,617
Income from operations before income taxes	21,224,862	9,076	25,473,792	(4,906)	46,702,824	1,020,518	47,723,342
Income taxes	5,306,216	9,022	6,494,969	—	11,810,207	—	11,810,207
Income from operations after income taxes	15,918,646	54	18,978,823	(4,906)	34,892,617	1,020,518	35,913,135
Total assets	143,145,960	33,980,033	186,676,983	1,799,094	365,602,070	89,283	365,691,353
Depreciation and amortization	15,056,980	5,221,667	4,601,599	—	24,880,246	—	24,880,246
Capital expenditures	12,912,583	2,335,963	—	1,747,316	16,995,862	—	16,995,862
Goodwill	—	—	27,668,539	—	27,668,539	—	27,668,539

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

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2017 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited, Shouguang Weidong Chemical Company Limited and Shouguang Shen Runfa Ocean Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy. We are not aware of any allowances for doubtful debts required for each of the years ended December 31, 2017 and 2016.

During each of the years ended December 31, 2017 and 2016, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $17,950,659 and $23,862,341, respectively, or approximately 43% and 42% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 19% and 17%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2017 and 2016, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $8,947,283 and $8,985,852, respectively, or approximately 100% and 100% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 42% and 43%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2017 and 2016, sales to our three largest chemical products customers, based on net revenue from such customers, aggregated $8,269,199 and $12,887,715, respectively, or approximately 15% and 15% of total net revenue from sale of chemical products; and sales to our largest customer represented approximately 6% and 7%, respectively, of total net revenue from the sale of chemical products.

This concentration of customers for all three segments makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

Principal Suppliers

Our principal external suppliers are Shandong Xinlong Biological Technology Company limited, Shouguang City Rongguang Trading Company Limited and Shandong Xinlong Group Company limited, Shouguang Hongye Trading Company Limited and Zibo City Zichuan Fuli Chemical Raw Material Factory.

During each of the years ended December 31, 2017 and 2016, we purchased 66% and 61%, respectively, of raw materials for our bromine and crude production from three suppliers.

During each of the years ended December 31, 2017 and 2016, we purchased 55% and 70%, respectively, of raw materials for our chemical products production from three suppliers. We purchased a portion of the bromine produced by the Company internally as well, at cost totaling $6,305,642 and $8,484,617, for the years ended December 31, 2017 and 2016 respectively, for the production of chemical products.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of keen competition and the trend of less bromine contraction of brine water being extracted in Shouguang City, Shandong Province, the Company had announced its intent to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. The Company completed the drilling of its first exploratory well in December 2011 and announced in mid-January 2012 that the Company discovered underground brine water resources in Daying County. In September 2014, the Company started deeper drilling exploration under its existing well and did an exploration analysis on the resources from different levels. On January 30, 2015 we announced that we had found natural gas resources under our bromine well in the Sichuan area. On November 23, 2015 the company’s wholly owned subsidiary SCHC entered into an agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt). On January 11, 2017, the Company announced that it completed the first brine water and natural gas well field construction in Sichuan Province. Later on January 20, 2017 it announced the commencement of trial production. Then later on, the company found some issues related to the water and other potential impurities in the natural gas during trial production.

Currently, the company has found the solution to solve the waste water problem in the natural gas project. Now it is trying to solve the technical drilling problem. The Company had been working with Xinan Shiyou Daxue (Southwest Petroleum University) and found the way to solve the technical drilling problem of DCHC and ordered custom equipment. The natural gas project may commence production gradually once such equipment arrives and are being installed. The Company will strive for completion in the first half of 2018.

In order to improve the bromine and crude salt production capacity, the Company will continue to enhance its existing bromine and crude salt production facilities. In the fourth quarter of 2017, the Company incurred enhancement works in our crude salt field at a cost of approximately $13.7 million. The Company expects to carry out enhancement projects for the extraction wells in 2018, which will cost approximately $40 million. We also expect to carry out enhancement projects for the transmission channels and ducts for rectification and improvement in order to meet the new environmental rules in China in 2018, which will costs of approximately $8.5 million. The company will also expect to invest approximately $1.0 million in Sichuan Province for the natural gas resource project in 2018. The Company expects such enhancement expenditures will be funded by the Company’s cash on hand.

On September 1, 2017, the Company received notification from the Government of Yangkou County, Shouguang City of PRC that production at all its factories be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements.

The Company has been working closely with the County authorities to develop rectification plans for both its bromine and crude salt businesses and had agreed on a plan in October 2017. SCHC is currently under rectification process. The Company believes this rectification and improvement process will cost approximately $35 million in total. The Company incurred rectification and improvements in the amount of $17,938,652 as of December 31, 2017. The Company expects to complete the rectification and improvements of the bromine and crude salt factories and be ready for the government inspection in the first half of 2018, and will resume operations upon receipt of approval from the government.

▼ Chemical Products

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park. This is because the two plants are located in a residential area and their production activities will have certain impact on the living environment of the residents. This is as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accident effectively, and ensure the quality of living environment of residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations will be ordered to shut down. The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation cost in the amount of $9,732,118 as of December 31, 2017 and estimated that the new factory will be fully operational by the beginning of 2020.

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

Our principal competitors in the chemical business are Beijing Shiji Zhongxing Energy Technology Co., Ltd, Yanan Chaozheng Nijiang Co., Ltd, Shandong Dacheng Pesticides Company Limited, Binhua Group Company Limited, Dongying City Dongchen (Group) Chemical Industry Company Limited, Beijing Peikangjiaye Technologies Limited, Shouguang Fukang Pharmaceutical Co., Ltd. Shandong Xinhua Pharmaceutical Limited by Share Ltd, Hunan Erkang Pharmaceutical Limited by Share Ltd and Xinan Synthetic Pharmaceutical Limited by Share Ltd.

Government Regulation

China has begun to reinforce the environmental requirements for the entire chemical industry, demanding the closure or rectification of those factories that do not meet the emission requirements and are highly polluting. In early 2017, the government announced the closure or relocation of those chemical industry facilities that are close to residential areas and the new environmental law officially came into full effect in January 2018.

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

In the natural resources sector, the PRC and the various provinces have enacted a series of laws and regulations over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation.  The "China Mineral Resources Law" declares state ownership of all mineral resources in the PRC.  However, mineral exploration rights can be purchased, sold and transferred to foreign owned companies. Mineral resource rights are granted by the Central Government permitting recipients to conduct mineral resource activities in a specific area during the license period. These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the Central Government a natural resources tax in an amount equal to a percent of annual crude salt sales and tones of bromine sold. Shandong Province has determined that bromine is to be extracted only by licensed entities and we hold one of such licenses. Despite the province desire to limit extraction to licensed entities hundreds of smaller operations continue to extract bromine without licenses.

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

Employees

As of December 31, 2017, we employed approximately 699 full-time employees, of whom approximately 64% are with SCHC, 35% are with SYCI. Approximately 6% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 19% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution amounts to 30% of the average monthly salary. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $1,093,716 for fiscal year 2017.

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
Shouguang City
Changyi City
Laiyang City
Jinan City
Zibo City
Qingzhou City
Weifang
City
Liaocheng City
Taian City
Laiwu City
Province
Huang
Hai
Qingdao City
Shan
Dong
Puyang City
Jining City
Heze City
Rizhao City
Zaozhuang City
Linyi City
He
Nan
Province
Shangqiu City
An
Hui
Province
Xuzhou City
Jiang
Su
Province
Lianyungang City
Key
Highway
National Rd
Railway
Mining Property
Wulumuqi
Haerbin
Beijing
Lanzhou
Lasa
Shanghai
Wuhan
Kunming

Date : December 31, 2017

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

We do not own any land, although we do own some of the buildings on land we lease. Our executive offices are located in China at Level 11, Vegetable Building, Industrial Park of the East in Shouguang City, Shandong Province, P.R.C, which also is the headquarters of SCHC and SYCI. These offices were purchased from Shandong Shouguang Vegetable Seed industry Group Co., Ltd, in which Mr. Ming Yang, the Chairman of the Company, had 99% equity interest.

SYCI concentrates its efforts on the production and sale of chemical products that are used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals and manufacture and sell materials that are used for human and animal antibiotics in China located in at 2nd Living District, Qinghe Oil Factory, Shouguang City, Shandong Province, China.

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

Mineral Rights

The Chinese and provincial governments have enacted a series of laws and regulations relating to the natural resources sector over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation.  The “China Mineral Resources Law” declares state ownership of all mineral resources in China.  However, mineral exploration rights can be purchased, sold and transferred to both domestic and foreign owned companies. Mineral resource rights are granted by the central government permitting recipients to conduct mineral resource activities in a specific area during the license period.  These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the central government a natural resources tax in an amount equal to RMB 1,050 per tonne of bromine sales volumes.  The Company was exempt from paying the fee prior to January 1, 2008. Shandong province has determined that bromine is to be extracted only by licensed entities.

Our mineral rights are issued by the local government and allow for a one year period of mining.  The rights provide us with the exclusive rights to explore and extract natural brine under the leased land and produce bromine and crude salt. The government performs an annual inspection of the company’s previous year’s state of production & operations at beginning of each year.  The annual inspection reviews: (1) whether the production is safe and if any accidents occurred during the previous year; (2) whether the natural resources tax and other taxes were timely paid; (3) whether employees’ salary and welfare benefits were timely paid; and (4) whether the Company meets environment protection meet standards. Only those companies who pass the inspection receive mineral rights for another one year term. For those companies who do not pass the inspection, additional mineral rights are not allocated until they can meet the requirements. If there is major safety accident, the government may revoke the mining permit.  All of the relevant documentation to apply for renewal of mining rights must be filed with the Land and Resources Bureau before March 31st each year.

All of our bromine and crude salt production facilities have been authorized by the local land and resources departments except bromine Factory No.10 and 11, of which Factories No. 1 to No. 4 are included under a single permit, which was originally issued in January 2005. And this permit was updated on July 2016, which Factories No. 1 to No. 4, and Factory 7 are included under a single permit issued on July 2016. For Factories No. 5, 8, 9, 10 and 11, the related mining permit applications are under review by the local land and resources departments, nevertheless we have obtained written consent from the local land and resources department to commence the production for Factories No. 5, 8 and 9. In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

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

As of December 31, 2017, the Company had invested approximately $97.4 million in its eleven production factories and facilities (including the demolition of Factory No.6 in 2016) and paid approximately $20.3 million in prepaid land lease payments and mineral rights. The Company incurred enhancement works in our protection shells to crude salt fields at costs of approximately $13.74 million for the fiscal year 2017. In light of the increased labor and raw materials costs of construction projects in recent years, the cost to replace those eroded parts increased the overall cost of the enhancement project to its current level.

Each of the ten bromine production facilities is provided with electricity and water by local government utilities.

The following is a description of the land use and mineral rights related to each of the ten properties held by SCHC as of December 31, 2017.

All of the bromine factories are under rectification process without production.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2017	36.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2016, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 1 branch – State-owned Shouguang Qinshuibo Farm
Area	0.79 acres
Date of Factory lease	January 1, 2011
Factory Lease Term	Twenty Years
Factory lease Expiration Date	2030
The number of remaining years to expiration of the of the factory lease as of December 31, 2017	13.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB5,000,000
Mining Permit No.:	Under application

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2017	35 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2016, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 2 – State Operated Shouguang Qingshuibo Farm
Area	568 acres
Date of Acquisition	December 30, 2010
Land Use Rights Lease Term	Thirty Years
Land Use Rights Expiration Date	2040
The number of remaining years to expiration of the of the land lease as of December 31, 2017	23.7 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB172,500 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 3 – Yangdonghua
Area	2,318 acres
Date of Acquisition	June 8, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2017	34.3 Years
Prior Fees Paid For Land Use Rights	RMB5 million
Annual Rent	RMB111,317
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2016, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 4 – Liuxingji
Area	2,310 acres
Date of Acquisition	October 26, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2017	36.83 Years
Annual Rent	RMB139,255
Prior Fees Paid For Land Use Rights	RMB6.5 million
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2016, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 4 – Shouguan City Yangkou Government
Area	5.6 acres
Date of Land lease	February 20, 2012
Land Use Rights Lease Term	Twenty Years
Land Use Rights Expiration Date	2031
The number of remaining years to expiration of the of the land lease as of December 31, 2017	14 Years
Annual Rent	RMB 100,000
Prior Fees Paid For Land Use Rights	Not applicable
Mining Permit No.:	Not applicable

Property	Factory No. 5 – Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2017	37 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2017	41.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150 (increase 5% per two years)
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2016, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2017	41.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2017	42.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,000 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2017	4.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 11 – Chengyong Zhao
Area	1,730 acres
Date of Acquisition	November 26, 2012
Land Use Rights Lease Term	Twenty Years
Land Use Rights Expiration Date	2032
The number of remaining years to expiration of the of the land lease as of December 31, 2017	15.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB918,800 (increase 5% per year)
Mining Permit No.:	Under application

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

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2017 Utilization Ratio	2016 Utilization Ratio
Factory No. 1	—	6,442	6,681	44%	38%
Factory No. 2	April 7, 2007	1,846	4,844	40%	36%
Factory No. 3	June 8, 2007	2,318	4,701	39%	33%
Factory No. 4	October 26, 2007	2,310	3,801	43%	37%
Factory No. 5 and Factory No. 7 *	October 25, 2007/ January 7, 2009	3,776	6,986	45%	39%
Factory No. 6*	January 8, 2008	2,641	4,539	—	32%
Factory No. 8	September 7, 2009	2,723	4,016	43%	38%
Factory No. 9	June 7, 2010	759	2,793	39%	35%
Subdivision of Factory No. 1	January 1, 2011	1	3,186	38%	34%
Factory No. 10	December 22, 2011	1,700	3,000	42%	37%
Factory No. 11	November 26, 2012	1,730	2,800	40%	36%

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
*	Bromine production for Factory No. 6 was demolished in November 2016.
#	Except for Factory No. 10 and No.11 which were acquired after the assessment performed, annual production capacities for other factories were reassessed by Grant Sherman Appraisal Limited on October 28, 2011.

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

	2017			2016
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	1,948	2,050	26,897	2,556	2,584	25,152
Factory No. 2	1,283	1,297	26,863	1,737	1,737	25,214
Factory No. 3	1,215	1,257	27,101	1,530	1,526	25,184
Factory No. 4	1,083	1,130	26,954	1,413	1,414	25,192
Factory No. 5 and Factory No. 7 *	2,096	2,154	26,919	2,735	2,715	25,141
Factory No. 6*	—	—	—	1,457	1,525	25,116
Factory No. 8	1,146	1,176	26,954	1,514	1,513	25,197
Factory No. 9	722	757	26,897	976	977	25,192
Subdivision of Factory No. 1	843	863	27,105	1,096	1,096	25,180
Factory No. 10	817	837	26,904	1,089	1,088	25,200
Factory No. 11	739	766	26,983	1,006	999	25,192
Total(Note A)	11,892	12,287		17,110	17,173

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
*	Bromine production for Factory No. 6 was demolished in November 2016.
Note A	This includes sale to the chemical segment

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2017			2016
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	4,950	7,721	211	7,220	5,543	189
Factory No. 2	17,148	17,164	210	25,980	21,988	190
Factory No. 5 and Factory No. 7 *	91,329	151,265	223	129,900	117,796	189
Factory No. 6*	—	—	—	29,800	40,364	189
Factory No. 8	58,420	68,064	214	88,400	78,426	189
Factory No. 9	30,258	30,320	215	49,400	52,045	189
Total	202,105	274,534		330,700	316,161

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
*	Bromine production for Factory No. 6 was demolished in November, 2016.

The following table shows the chemical products produced and sold for our SYCI’s production facilities and the weighted average price received for all products sold for the last two years.

	2017			2016
Chemical Products	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Oil and gas exploration additives	6,547	6,751	12,994	10,488	10,505	14,696
Paper manufacturing additives	1,973	2,016	7,696	3,033	3,032	8,838
Pesticides manufacturing additives	1,297	1,309	36,279	2,179	2,179	39,824
Pharmaceutical intermediates	2,689	1,075	155,251	4,088	1,617	139,891
By products	7,627	7,638	8,324	12,044	12,043	8,123
Total	20,133	18,789		31,832	29,376

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is listed for trading on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GURE”. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High	Low
2018
First Quarter (through March 14)	$1.61	$1.41
2017
First Quarter	$2.30	$1.76
Second Quarter	$1.96	$1.59
Third Quarter	$1.99	$1.56
Fourth Quarter	$1.91	$1.39

2016
First Quarter	$1.87	$1.39
Second Quarter	$1.65	$1.41
Third Quarter	$2.46	$1.46
Fourth Quarter	$2.53	$1.95

Holders

As of March 14, 2018, our common stock was held of record by approximately 34 stockholders. Such number does not include any Shareholders holding shares in nominee or “street name.”

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2017 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2017

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	808,500	$1.61	6,714,989
Equity compensation plans not approved by security holders	-	-	-
Total	808,500	$1.61	6,714,989

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

Through our wholly-owned subsidiary, SYCI, we manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals and manufacture and sell materials that are used for human and animal antibiotics..

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there was RMB13,848,730 capital contributed by SCHC as of December 31, 2017. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, ShouguanYuxin Chemical Co., Limited (“SYCI”) and ShouguanRongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the fiscal year 2017.

As disclosed in the Company’s Current Report on Form 8-K filed on September 8, 2017 the Company disclosed that on September 1, 2017, the Company received letters from the Yangkou County, Shouguang City government addressed to each of its subsidiaries, SCHC and SYCI, which stated that in an effort to improve the safety and environmental protection management level of chemical enterprises, the plants are requested to immediately stop production and perform rectification and improvements in accordance with the country's new safety and environmental protection requirements. In the Company’s press release of August 11, 2017 and on its conference call of August 14, 2017, the Company addressed concerns that increased government enforcement of stringent environmental rules that were adopted in early 2017 to insure corporations bring their facilities up to necessary standards so that pollution and other negative environmental issues are limited and remediated, could have an impact on our business in both the short and long-term. The Company also expressed that although it believed its facilities were fully compliant, the Company did not know how its facilities would fare under the new rules and that the Company expected to have a full understanding of the implications within the next two months. Teams of inspectors from the government were sent to many provinces to inspect all mining and manufacturing facilities. The local government requested that facilities be closed, so that the facilities can undergo the inspection and analysis in the most efficient manner by inspectors’ team. As a result, our facilities were closed on September 1, 2017.

Later on, the Safety Supervision and Administration Department and the Environmental Protection Departments of the local government conducted inspections of every bromine production enterprise within its jurisdiction, in order to improve security, environmental protections, pollution, and safety. The Company had been working closely with the County authorities to develop rectification plans for both its bromine and its chemical businesses. The Company and the government had agreed on a rectification plan for SCHC, the Company’s bromine and crude salt businesses which is currently under process.

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, have decided to relocate chemical enterprises to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Chemical companies that are not being asked to move into the park will be permanently closed. Although we are in compliance with regulations within the county, due to the proximity of our subsidiary, SYCI’s production plant to a residential area, we have been asked to relocate our chemical production plant to Bohai Marine Fine Chemical Industry Park. However, we must not commence activities until we have relocated the production plant and received inspection approval from related departments. The Company expects to complete the rectification and improvements of the bromine and crude salt factories and be ready for the government inspection in the first half of 2018, and will resume operations upon receipt of approval from the government. We expect the new chemical factory to be fully operational in the beginning of 2020 (See note 1(b) in notes to the consolidated financial statements).

The Company had been working with Xinan Shiyou Daxue (Southwest Petroleum University) and found the way to solve the technical drilling problem of DCHC and ordered custom equipment. The natural gas project may commence production gradually once such equipment arrives and are being installed. The Company will strive for completion in the first half of 2018.

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC, the consolidated financial statements and the information presented below as of and for the year ended December 31, 2017. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Year ended December 31, 2017 as compared to year ended December 31, 2016

	Years ended
	December 31, 2017	December 31, 2016		Percent Change Increase/ (Decrease)
Net Revenue	$107,522,441		$149,275,002	(28%)
Cost of Net Revenue	$(63,157,090)		$(94,785,671)	(33%)
Gross Profit	$44,365,351		$54,489,331	(19%)
Sales, Marketing and Other Operating Expense	$(278,600)		$(343,105)	(19%)
Research and Development Costs	$(195,195)		$(261,931)	(25%)
Write-off / Impairment on property, plant and equipment	$(17,581,244)		$(106,545)	16,401%
Loss on demolition of factory	$—		$(1,053,445)	(100%)
Direct labor and factory overheads incurred during plant shutdown	$(6,883,557)	$		—
General and Administrative Expenses	$(8,536,757)		$(5,434,755)	57%
Other Operating Income	$281,613		$433,792	(35%)
Income from Operations	$11,171,611		$47,723,342	(77%)
Other Income, Net	$391,842		$312,696	25%
Income before Taxes	$11,563,453		$48,036,038	(76%)
Income Taxes	$(9,012,140)		$(11,810,207)	(24%)
Net Income	$2,551,313		$36,225,831	(93%)

Net Revenue  The table below shows the changes in net revenue in the respective segment of the Company for the fiscal year 2017 compared to the same period in 2016:

	Net Revenue by Segment
	Year Ended		Year Ended		Percent Change
	December 31, 2017		December 31, 2016		Decrease
Segment		Percent of total		Percent of total
Bromine	$42,224,901	39%	$56,811,730	38%	(26%)
Crude Salt	$8,986,080	8%	$8,985,852	6%	—
Chemical Products	$56,311,460	53%	$83,477,420	56%	(33%)
Total sales	$107,522,441	100%	$149,275,002	100%	(28%)

	Years Ended December 31		Percent Change
Bromine and crude salt segments product sold in tonnes	2017	2016	Decrease
Bromine (excluded volume sold to SYCI)	10,681	14,955	(29%)
Crude Salt	274,534	316,161	(13%)

	Years Ended December 31		Percent Change
Chemical products segment sold in tonnes	2017	2016	Decrease
Oil and gas exploration additives	6,751	10,505	(36%)
Paper manufacturing additives	2,016	3,032	(33%)
Pesticides manufacturing additives	1,309	2,179	(40%)
Pharmaceutical intermediates	1,075	1,617	(34%)
By products	7,638	12,043	(37%)
Overall	18,789	29,376	(36%)

Bromine segment

The sales volume of bromine decreased from 14,955 tonnes for the fiscal year 2016 to 10,681 tonnes for the same period in 2017, a decrease of 29%. The major reason for the decrease in the sales volume of bromine was mainly due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

The selling price of bromine increased from $3,799 per tonne for the fiscal year 2016 to $3,953 per tonne for the same period in 2017, an increase of 4%.

The table below shows the changes in the average selling price and changes in the sales volume of bromine for the fiscal year 2017 from the same period in 2016.

Fiscal Year
Decrease in net revenue of bromine as a result of:	2017 vs. 2016
Increase in average selling price	$1,978,753
Decrease in sales volume	$(16,565,582)
Total effect on net revenue of bromine	$(14,586,829)

Crude salt segment

The sales volume of crude salt decreased by 13% from 316,161 tonnes for the fiscal year 2016 to 274,534 tonnes for the same period in 2017. The average selling price of crude salt increased from $28.42 per tonne for the fiscal year 2016 to $32.73 per tonne for the same period in 2017 an increase of 15%. The major reason for the decrease in the sales volume of crude salt was mainly due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for the fiscal year 2017 from the same period in 2016.

Fiscal Year
Increase in net revenue of crude salt as a result of:	2017 vs. 2016
Increase in average selling price	$1,273,055
Decrease in sales volume	$(1,272,827)
Total effect on net revenue of crude salt	$228

Chemical products segment

	Product Mix of Chemical Product Segment
	Year Ended		Year Ended		Percent Change
	December 31, 2017		December 31, 2016		Decrease
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$12,852,210	23%	$19,914,575	24%	(35%)
Paper manufacturing additives	$2,275,236	4%	$3,456,932	4%	(34%)
Pesticides manufacturing additives	$6,953,930	12%	$11,194,214	13%	(38%)
Pharmaceutical intermediates	$24,922,328	44%	$34,159,589	41%	(27%)
By products	$9,307,756	17%	$14,752,110	18%	(37%)
Total sales	$56,311,460	100%	$83,477,420	100%	(33%)

Net revenue from our chemical products segment decreased from $83,477,420 for the fiscal year 2016 to $56,311,460 for the same period in 2017, a decrease of approximately 33%. This decrease was primarily attributable to the closure of our chemical factories and being relocated since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume. Net revenue from our oil and gas exploration chemicals contributed $12,852,210 (or 23%) and $19,914,575 (or 24%) of our chemical segment revenue for the fiscal year 2017 and 2016, respectively, with a decrease of $7,062,365, or 35%. Net revenue from our paper manufacturing additives decreased from $3,456,932 for the fiscal year 2016 to $2,275,236 for the same period in 2017, a decrease of approximately 34%. Net revenue from our pesticides manufacturing additives decreased from $11,194,214 for the fiscal year 2016 to $6,953,930 for the same period in 2017, a decrease of approximately 38%. Net revenue from our pharmaceutical intermediates decreased from $34,159,589 for the fiscal year 2016 to $24,922,328 for the same period in 2017, a decrease of approximately 27%. Net revenue from our by products was $14,752,110 for the fiscal year 2016 compared to $9,307,756 for the same period in 2016, a decrease of approximately 37%.

The table below shows the changes in the average selling price and changes in the sales volume of major chemical products of SYCI for the fiscal year 2017 from the same period in 2016

Decrease in net revenue of major chemical products, for fiscal year 2017 vs. 2016, as a result of:	Oil and gas exploration additives	Paper manufacturing additives	Pesticides manufacturing additives	Pharmaceutical intermediates	By products	Total
Increase/(Decrease) in average selling price	$69,512	$(29,744)	$306,042	$2,768,309	$(62,569)	$3,051,550
Decrease in sales volume	$(7,131,877)	$(1,151,952)	$(4,546,326)	$(12,005,570)	$(5,381,785)	$(30,217,510)
Total effect on net revenue of chemical products	$(7,062,365)	$(1,181,696)	$(4,240,284)	$(9,237,261)	$(5,444,354)	$(27,165,960)

Cost of Net Revenue

	Cost of Net Revenue by Segment
	Year Ended		Year Ended		Percent Change
	December 31, 2017		December 31, 2016		Decrease
Segment		Percent of total		Percent of total
Bromine	$20,991,198	33%	$30,879,323	32%	(32%)
Crude Salt	$4,329,663	7%	$8,187,291	9%	(47%)
Chemical Products	$37,836,229	60%	$55,719,057	59%	(32%)
Total Cost of Net Revenue	$63,157,090	100%	$94,785,671	100%	(33%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $63,157,090 for fiscal year 2017, a decrease of $31,628,581 (or approximately 33%) compared to fiscal year 2016. This decrease was primarily attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2016	47,347	36%
Fiscal year 2017	42,808	42%
Variance of the fiscal year 2017 and 2016	-	6%

(i) Utilization ratio is calculated based on the actual production volume in tonnes for the year divided by the annual production capacity in tonnes.

Our utilization ratio increased by 6% for the fiscal year 2017 as compared with the same period in 2016. The utilization ratio for year 2017 was annualized based on the 8 months actual production. This increase in utilization ratio was mainly due to the demolition Factory No.6 in December 2016, which reduced the total annual production capacity.

In view of the trend of a decrease in the bromine concentration of brine water being extracted at our production facilities, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we intend to carry out enhancement works in our existing bromine extraction. The Company expects to carry out enhancement projects for the extraction wells in 2018, which will cost approximately $40 million. We also expect to carry out enhancement projects for the transmission channels and ducts for rectification and improvement in order to meet the new environmental rules in China in 2018, which will costs of approximately $8.5 million.

Bromine segment

For the fiscal year 2017, the cost of net revenue for our bromine segment was $20,991,198, a decrease of $9,888,125 (or 32%) compared to $30,879,323 for the fiscal year 2016. The major components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $5,081,097 (or 24%), depreciation and amortization of manufacturing plant and machinery of $9,966,196 (or 47%) and electricity of $2,114,611 (or 10%) for fiscal year 2017. The major components of our cost of net revenue for the bromine segment were cost of raw materials and finished goods consumed of $8,198,333 (or 27%), depreciation and amortization of manufacturing plant and machinery of $14,614,059 (or 47%) and electricity of $2,566,285 (or 8%) for fiscal year 2016, a similar cost structure as compared with the same in 2017. The decrease in net cost of net revenue was mainly attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

The table below represents the major production cost components of bromine per ton sold for the respective periods:

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016		% Change
		Percent of total		Percent of total
Raw materials	$931	42%	$971	42%	(4%)
Depreciation and amortization	$811	36%	$851	37%	(5%)
Electricity	$172	8%	$149	7%	15%
Others	$308	14%	$320	14%	(4%)
Production cost of bromine per ton	$2,222	100%	$2,292	100%	(3%)

Crude salt segment

For the fiscal year 2017, the cost of net revenue for our crude salt segment was $4,329,663, representing a decrease of $3,857,628, or 47%, over the same period in 2016. The decrease in cost was mainly due to the decrease in volume of crude salt sold and unit production cost. The decrease in cost was mainly due to the decrease in depreciation and amortization of manufacturing plant and machinery mainly dueto (i) some plant and equipment related to the crude salt and bromine facilities were fully depreciated in June 2016; and (ii) the demolition Factory No.6 in December 2016 for bromine and crude salt segment, which partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2016 and completed in September 2016.The significant costs were depreciation and amortization of $1,801,050 (or 42%), resource tax calculated based on the crude salt sold of $971,819 (or 22%) and electricity of $267,022 (or 6%) for the fiscal year 2017. The significant costs were depreciation and amortization of $5,837,225 (or 71%), resource tax calculated based on the crude salt sold of $919,268 (or 11%) and electricity of $437,453 (or 5%) for the fiscal year 2016. The table below represents the major production cost components of crude salt per ton sold for the respective periods:

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016		% Change
		Percent of total		Percent of total
Depreciation and amortization	$6.6	42%	$18.5	70%	(64%)
Resource tax	$3.5	22%	$2.9	13%	(22%)
Electricity	$1.0	6%	$1.4	6%	(30%)
Others	$4.7	30%	$3.1	11%	50%
Production cost of crude salt per ton	$15.8	100%	$25.9	100%	(39%)

Chemical products segment

For the fiscal year 2017, the cost of net revenue for our chemical products segment was $37,836,229, representing a decrease of $17,882,828, or 32%, over the same period in 2016. This decrease was primarily attributable to the closure of our chemical factories and being relocated since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

Gross Profit. Gross profit was $44,365,351, or 41%, of net revenue for fiscal year 2017 as compared to $54,489,331, or 37%, of net revenue for fiscal year 2016.

	Gross Profit by Segment				% Point
	Year Ended		Year Ended		Change of
	December 31, 2017		December 31, 2016		Gross Profit
Segment		Percent of Net Revenue		Percent of Net Revenue
Bromine	$21,233,703	50%	$25,932,407	46%	4%
Crude Salt	$4,656,417	52%	$798,561	9%	43%
Chemical Products	$18,475,231	33%	$27,758,363	33%	—
Total Gross Profit	$44,365,351	41%	$54,489,331	37%	4%

Bromine segment

For the fiscal year 2017, the gross profit margin for our bromine segment was 50%, as compared to 46% for the fiscal year 2016. This 4% increase is mainly due to the increased average selling price and the decrease in the purchase price of raw material and the decrease in depreciation and amortization of manufacturing plant and machinery mainly due to (i) some plant and equipment related to the crude salt and bromine facilities were fully depreciated in June 2016; and (ii) the demolition Factory No.6 in December 2016 for bromine and crude salt segment, which partially offset by the increase in depreciation and amortization of manufacturing plant and machinery due to the enhancement projects carried out for our extraction wells and transmission channels and ducts which commenced in August 2016 and completed in September 2016 .

Crude salt segment

For the fiscal year 2017, the gross profit margin for our crude salt segment was 52% as compared to 9% for the same period in 2016. This 43% increase is mainly due to the increase in crude salt price and decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment

The gross profit margin for our chemical products segment for the fiscal year 2017 was 33% as compared to 33% for the same period in 2016.

Research and Development Costs The total research and development costs incurred for the fiscal years 2017 and 2016 were $195,195 and $261,931, respectively, a decrease of 25%. Research and development costs for the fiscal year 2017 represented raw materials used by SYCI for testing the manufacturing routine. Research and development costs for the fiscal year 2016 represented raw materials used by SYCI and SCRC for testing the manufacturing routine.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that production at all its factories be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) of a total amount of $6,883,557 incurred from September 2017 to December 2017 which would have been presented in the cost of net revenue were presented as expense for production from previous cost in production in the fiscal year, 2017.

Write-off/Impairment on property, plant and equipment. Write-off and impairment loss on property, plant and equipment for the fiscal year 2017 and 2016 were $17,581,244 and $106,545, respectively, an increase of 16,401%. Write-off and impairment loss on property, plant and equipment of $17,581,244 for the fiscal year 2017 represented (i) the impairment loss on property, plant and equipment related to the transmission channels and ducts in fiscal year 2017 in the amount of $216,182; (ii) the impairment loss on property, plant and equipment related to the relocation of our chemical production plant to Bohai Marine Fine Chemical Industry Park in the amount of $16,636,322; and (iii) write-off certain protective shells to crude salt fields of $619,112 during the enhancement project that started in November 2017 and was completed in December 2017; and (vi) the write-off $109,628 due to part of the Factory construction equipment not meeting the government's safety and environmental standards. Write-off on property, plant and equipment of $106,545 for the fiscal year 2016 represented the write-off of (i) certain protective shells to transmission pipelines and ducts replaced was $90,395 during the enhancement project that started in August 2016 and was completed in September 2016; and (ii) certain machinery and equipment replaced during the enhancement work to our bromine production facilities in Factory No. 7 of $16,150.

General and Administrative Expenses. General and administrative expenses were $8,536,757 for the fiscal year 2017, an increase of $3,102,002 (or 57%) as compared to $5,434,755 for the same period in 2016. The increase was primarily due to (i) the unrealized exchange loss in relation to the translation difference of inter-company balances in USD and RMB for the fiscal year 2017 in the amount of $1,557,759, as compared to the unrealized exchange gain for the same period in 2016 in the amount of $1,702,728; (ii) a non-cash expense related to stock options granted to employees increased from $40,300 for the fiscal year 2016 to $372,400 for the same period of 2017.

Other Operating Income. Other operating income was $281,613 for the fiscal year 2017, a decrease of $152,179(or 35%) as compared to $433,792 for the same period in 2016 for sales of wastewater. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to allow us to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices.

Income from Operations. Income from operations was $11,171,611 for the fiscal year 2017 (or 10% of net revenue), a decrease of $36,551,731 (or approximately 77%) over income from operations for the fiscal year 2016.

	Income from Operations by Segment
	Year ended December 31, 2017		Year ended December 31, 2016
Segment:		% of total		% of total
Bromine	$12,460,230	90%	$21,224,862	45%
Crude Salt	$2,426,137	18%	$9,076	—%
Chemical Products	$(1,024,569)	(7%)	$25,473,792	55%
Natural Gas	$(116,465)	(1%)	$(4,906)	—
Income from operations before corporate costs	$13,745,333	100%	$46,702,824	100%
Corporate costs	$(1,015,963)		$(682,210)
Unrealized translation difference	$(1,557,759)		$1,702,728
Income from operations	$11,171,611		$47,723,342

Bromine segment

Income from operations from our bromine segment was $12,460,230 for the fiscal year 2017, a decrease of $8,764,632 (or approximately 41%) compared to the same period in 2016. This decrease was mainly due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume.

Crude salt segment

Income from operations from our crude salt segment was $2,426,137 for the fiscal year 2017, an increase of $2,417,061 (or approximately 26631%) as compared to the same period in 2016. This increase is mainly attributable to increased selling price of crude salt and the decrease in depreciation and amortization of manufacturing plant and machinery as mentioned in cost of net revenue of crude salt.

Chemical products segment

Loss from operations from our chemical products segment was $1,024,569 for the fiscal year 2017, compared to an income of $25,473,792 recorded in the same period in 2016. This was mainly due to (i) the closure of our chemical factories and being relocated since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume; and (ii) the impairment loss on property, plant and equipment related to the relocation of our chemical production plant to Bohai Marine Fine Chemical Industry Park.

Other Income, Net. Other income, net, which represent bank interest income, net of capital lease interest expense was $391,842 for the fiscal year 2017, an increase of $79,146 (or approximately 25%) as compared to the same period in 2016.

Net Income. Net income was $2,551,313 for the fiscal year 2017, a decrease of $33,674,518 (or approximately 93%) as compared to the same period in 2016. This decrease was mainly due to (i) the closure of all of our plant and factories to perform rectification and improvement and relocation since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume; and (ii) the impairment loss on property, plant and equipment related to the relocate our chemical production plant to Bohai Marine Fine Chemical Industry Park; and (iii) one time repatriation tax charged by the US government due to the new US tax reform issued during 2017.

Effective Tax Rate. Our effective tax rates for the fiscal years 2017 and 2016 were 78% and 25%, respectively. The effective tax rate of 78% for the fiscal year 2017 differs from the PRC statutory income tax rate of 25% mainly due to non-taxable item in connection with the unrealized exchange loss and one-time mandatory transition tax on accumulated foreign earnings for the Company. The effective tax rate of 25% for the fiscal year 2016 is consistent with the PRC statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, cash and cash equivalents were $208,906,759 as compared to $163,884,574 as of December 31, 2016.  The components of this increase of $45,022,185 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2017	2016
Net cash provided by operating activities	$62,751,616	$55,216,598
Net cash used in investing activities	$(28,419,975)	$(14,961,379)
Net cash used in financing activities	$(273,873)	$(287,387)
Effects of exchange rate changes on cash and cash equivalents	$10,964,417	$(9,689,650)
Net cash inflow	$45,022,185	$30,278,182

For the fiscal years 2017 and 2016, we met our working capital and capital investment requirements mainly by using cash flows from operations and cash on hand.

Net Cash Provided by Operating Activities

During the years ended December 31, 2017 and 2016, we had positive cash flow from operating activities of approximately $62.8 million and $55.2 million respectively, primarily attributable to net income.

During the year ended December 31, 2017, cash flow from operating activities of approximately $62.8 million exceeded our net income of approximately $2.6 million due to non-cash charges in the amount of approximately $36.7 million, mainly in the form of depreciation and amortization of property, plant and equipment, property, plant and equipment impairment and exchange loss on intercompany balances; and cash used in working capital of approximately $23.5 million, which mainly consisted of a decrease in accounts receivable and inventories and increase in taxes payable and partially offset by the increase in prepayment and deposit and decrease in accounts payable and accrued expenses.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
		% of total		% of total
Aged 1-30 days	$1,955,296	7%	$10,300,739	20%
Aged 31-60 days	$1,284,013	4%	$11,074,573	21%
Aged 61-90 days	$692,781	2%	$10,577,810	21%
Aged 91-120 days	$2,675,960	9%	$7,919,209	15%
Aged 121-150 days	$8,783,405	30%	$6,924,979	13%
Aged 151-180 days	$5,079,545	17%	$5,037,908	10%
Aged 181-210days	$5,983,997	20%	$—	—
Aged 211-240 days	$3,310,887	11%	$—	—
Total	$29,765,884	100%	$51,835,218	100%

The overall accounts receivable balance as of December 31, 2017 decreased by $22,069,334 (or 43%), as compared to those as of December 31, 2016. Such decrease is mainly attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. In fiscal year 2016, a 90 to 180-day credit period was granted to customers with good payment history. To maintain the source of the Company’s business and in view of the strong cash flow position that the Company is in, management has extended credit terms to some customers up to 240 days in the fiscal year 2017. Approximately 66% of the balances of accounts receivable as of December 31, 2017 more than 90 days in the amount of $16,967,786 was settled by February 28, 2018. We have policies in place to ensure that sales are made to customers with an appropriate credit history and we perform ongoing credit evaluation on the financial condition of our customers.

Some of our customers’ production is also affected by the new safety and environmental protection rules. We have communicated with our customers who have stopped their production for inspection by the government and have not resumed production. They confirmed that they will make payments owing to our Company on time. Based on our knowledge of these customers, they appear to have the ability to settle the accounts receivable as of December 31, 2017 within the credit term. Therefore, we believe that no allowance for doubtful debts accounts for the fiscal year 2017 is required.

Inventory

Our inventory consists of the following:

	December 31, 2017		December 31, 2016
		Percent of total		Percent of total
Raw materials	$396,482	33%	$818,500	14%
Finished goods	$844,224	71%	$4,370,331	74%
Work-in-process	$—	—	$692,850	12%
	1,240,706	104%	5,881,681	100%
Allowance for obsolete and slowing-moving inventory	$(43,921)	(4%)	$—	—
Total	$1,196,785	100%	$5,881,681	100%

The net inventory levels as of December 31, 2017 decreased by $4,684,896 (or 80%), as compared to the net inventory levels as of December 31, 2016.

Raw materials decreased by 52% as of December 31, 2017 as compared to December 31, 2016. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. As SYCI was required by the government to relocate the factory and our new factory was estimated to be in operation in 2 years as the most conservative target, we made an allowance for obsolete inventory of $43,921. We concluded that all of our raw materials for SCHC as of December 31, 2017 are fully realizable for production of finished goods without any impairment. We sold raw materials in amount of $357,518 due to our chemical factory relocation in Jan 2018.

Our finished goods consist of bromine, crude salt and chemical products. Our chemical products are similar to raw materials. There is no loss over time and a stable market price exists with a positive gross profit margin of 33% for the fiscal year 2017 (33% for fiscal year 2016). Therefore, we believe that the realization of the chemical products is 100%. We sold finished goods in amount of $1,899,910 in Jan 2018. There is no bromine in stock at the end of the fiscal year 2017.

As of December 31, 2017, the crude salt included in the inventory is approximately $0.7 million. The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne increased from $28.42 for the fiscal year 2016 to $32.73 for the same period in 2017. In the same period, gross profit also increased from 9% for the fiscal year 2016 to 52% for the same period in 2017. We believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than the current price.

Net Cash Used In Investing Activities

In the fiscal year 2017, we used approximately $10.5 million cash for the prepayment of land leases. In the same period, we also used approximately $17.9 million cash to carry out enhancement projects to our crude salt fields and enhancement for meet the government's safety and environmental standards.

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

The above investing activities were financed by the opening cash balances as of December 31, 2016 and cash generated from operation during the fiscal year 2017.

Net Cash Used In Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the fiscal year 2017 and 2016.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

Working capital was approximately $247.8 million at December 31, 2017 as compared to approximately $207.8 million at December 31, 2016. The increase was mainly attributable to the cash provided by operating activities during the fiscal year 2017.

We had available cash of approximately $208.9 million at December 31, 2017, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for the rectification and improvements of our bromine and crude salt factories, the relocation of our chemical factories (See note 1(b) in the notes to the consolidated financial statements), future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future. As of February 28, 2018, we have cash of approximately $223.1 million and believe that there is enough funds to cover the rectification and improvement, the setting up of the new chemical factory and the operating expense of the Company during the rectification and relocation period.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2017 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 18 - Capital Commitment and Operating Lease Commitments.”

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

• the recognition and measurement of deferred income taxes, which impact our provision for taxes.

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

We use annualized historical stock price volatility which is deemed to be appropriate to serve as the expected volatility of our stock price and is assumed to be constant and prevailing. The expected term represents the weighted-average period that our stock options are expected to be outstanding. The expected life is based on historical option exercise pattern.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gulf Resources, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2011.

Blue Bell, Pennsylvania

March 16, 2018

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
	2017	2016
Current Assets
Cash	$208,906,759	$163,884,574
Accounts receivable	29,765,884	51,835,218
Inventories, net	1,196,785	5,881,681
Prepayments and deposits	1,395,289	117,338
Prepaid land leases	246,640	47,255
Other receivables	2,089	1,424
Total Current Assets	241,513,446	221,767,490
Non-Current Assets
Property, plant and equipment, net	95,114,504	108,731,126
Property, plant and equipment under capital leases, net	492,238	554,257
Prepaid land leases, net of current portion	14,477,771	4,754,169
Deferred tax assets	6,526,555	2,215,772
Goodwill	29,374,909	27,668,539
Total non-current assets	145,985,977	143,923,863
Total Assets	$387,499,423	$365,691,353

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,032,083	$8,682,318
Retention payable	956,351	733,869
Capital lease obligation, current portion	203,206	187,678
Taxes payable-current	1,474,592	4,341,331
Total Current Liabilities	3,666,232	13,945,196
Non-Current Liabilities
Capital lease obligation, net of current portion	2,303,995	2,284,959
Taxes payable-non-current	4,969,000	-
Total non-Current Liabilities	7,272,995	2,284,959
Total Liabilities	$10,939,227	$16,230,155

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 and 47,052,940 shares issued; and 46,803,791 and 46,793,791 shares outstanding as of December 31, 2017 and 2016, respectively	23,525	23,525
Treasury stock; 249,149 and 259,149 shares as of December 31, 2017 and 2016	(554,870)	(577,141)
Additional paid-in capital	94,524,608	94,156,679
Retained earnings unappropriated	250,170,431	248,941,696
Retained earnings appropriated	24,233,544	22,910,966
Accumulated other comprehensive income(loss)	8,162,958	(15,994,527)
Total Stockholders’ Equity	376,560,196	349,461,198
Total Liabilities and Stockholders’ Equity	$387,499,423	$365,691,353

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Years Ended December 31,
	2017	2016
NET REVENUE
Net revenue	$107,522,441	$149,275,002

OPERATING INCOME (EXPENSE)
Cost of net revenue	(63,157,090)	(94,785,671)
Sales, marketing and other operating expenses	(278,600)	(343,105)
Research and development cost	(195,195)	(261,931)
Write-off / Impairment on property, plant and equipment	(17,581,244)	(106,545)
Loss on demolition of factory	-	(1,053,445)
Direct labor and factory overheads incurred during plant shutdown	(6,883,557)	-
General and administrative expenses	(8,536,757)	(5,434,755)
Other operating income	281,613	433,792
	(96,350,830)	(101,551,660)

INCOME FROM OPERATIONS	11,171,611	47,723,342

OTHER INCOME (EXPENSE)
Interest expense	(164,321)	(174,921)
Interest income	556,163	487,617
	391,842	312,696
INCOME BEFORE INCOME TAXES	11,563,453	48,036,038

INCOME TAXES	(9,012,140)	(11,810,207)

NET INCOME	$2,551,313	$36,225,831

COMPREHENSIVE INCOME
NET INCOME	2,551,313	36,225,831
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	24,157,485	(24,930,808)

COMPREHENSIVE INCOME	$26,708,798	$11,295,023

EARNINGS PER SHARE
BASIC	$0.05	$0.78
DILUTED	$0.05	$0.78

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	46,796,476	46,279,033
DILUTED	46,835,830	46,625,663

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JANUARY 1, 2016	46,276,269	46,007,120	269,149	$23,139	$(599,441)	$94,124,065	$215,286,395	$20,340,436	$8,936,281	$338,110,875
Translation adjustment	-	—	—	-	—	-	-	-	(24,930,808)	(24,930,808)
Common stock issued		10,000	(10,000)		22,300	(7,300)	—	—	—	15,000
Cashless exercise of stock options	776,671	776,671	—	386	—	(386)	—	—	—	—
Issuance of stock options to employees and director	—	—	—	—	—	40,300	—	—	—	40,300
Net income for year ended December 31, 2016	-	—	—	-	—	-	36,225,831	—	-	36,225,831
Transfer to statutory common reserve fund	-	—	—	-	—	-	(2,570,530)	2,570,530	-	—
BALANCE AT DECEMBER 31, 2016	47,052,940	46,793,791	259,149	$23,525	$(577,141)	$94,156,679	$248,941,696	$22,910,966	$(15,994,527)	$349,461,198
BALANCE AT JANUARY 1, 2017	47,052,940	46,793,791	259,149	$23,525	$(577,141)	$94,156,679	$248,941,696	$22,910,966	$(15,994,527)	$349,461,198
Translation adjustment	-	—	—	-		-	-	-	24,157,485	24,157,485
Common stock issued	—	10,000	(10,000)	—	22,271	(4,471)	—	—	—	17,800
Issuance of stock options to employees and directors	—	—	—	—	—	372,400	—	—	—	372,400
Net income for year ended December 31, 2017	-	—	—	-	—	-	2,551,313	—	-	2,551,313
Transfer to statutory common reserve fund	-	—	—	-	—	-	(1,322,578)	1,322,578	-	—
BALANCE AT DECEMBER 31, 2017	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$250,170,431	$24,233,544	$8,162,958	$376,560,196

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,551,313	$36,225,831
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	163,184	174,167
Amortization of prepaid land leases	982,108	774,250
Depreciation and amortization	20,197,313	24,880,246
Allowance for obsolete and slow-moving inventories	43,921	(12,691)
Write-off / Impairment loss on property, plant and equipment	17,581,244	106,545
Loss on demolition of factory	—	1,053,445
Unrealized translation difference	1,557,759	(1,702,728)
Deferred tax asset	(4,126,947)	3,013
Stock-based compensation expense-options	372,400	40,300
Treasury stock issued for services	17,800	15,000
Changes in assets and liabilities
Accounts receivable	26,110,087	(6,167,996)
Other receivables	(580)	(877)
Inventories	4,883,850	901,528
Prepayment and deposits	(1,389,367)	(128,384)
Accounts payable and accrued expenses	(8,203,290)	(503,015)
Retention payable	206,211	(365,150)
Taxes payable	1,804,610	(76,886)
Net cash provided by operating activities	62,751,616	55,216,598

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of prepaid land leases	(10,481,323)	(673,934)
Compensation received from government on property disposition	—	2,708,417
Purchase of property, plant and equipment	(17,938,652)	(16,995,862)
Net cash used in investing activities	(28,419,975)	(14,961,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation	(273,873)	(287,387)
Net cash used in financing activities	(273,873)	(287,387)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10,964,417	(9,689,650)
NET INCREASE IN CASH AND CASH EQUIVALENTS	45,022,185	30,278,182
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	163,884,574	133,606,392
CASH AND CASH EQUIVALENTS - END OF YEAR	$208,906,759	$163,884,574

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$11,113,143	$12,140,763
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Par value of common stock issued upon cashless exercise of options	$—	$386

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Expressed in U.S. dollars)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared by Gulf Resources, Inc (“Gulf Resources”). a Nevada corporation and its subsidiaries (collectively, the “Company”). On November 24, 2015, Gulf Resources, Inc., a Delaware corporation consummated a merger with and into its wholly-owned subsidiary, Gulf Resources, Inc., a Nevada corporation. As a result of the reincorporation, the Company is now a Nevada corporation.

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

On January 12, 2015, Gulf Resources and SCHC, a wholly owned subsidiary of the Company, entered into an Equity Interest Transfer Agreement (the “Agreement”) with Shouguang City Rongyuan Chemical Co., Ltd (“SCRC”).

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and there has been RMB13,848,730 capital contributed by SCHC as of December 31, 2017. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, ShouguanYuxin Chemical Co., Limited (“SYCI”) and ShouguanRongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the fiscal year 2017.

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and manufacturer of materials for human and animal antibiotics through its wholly-owned subsidiary, ShouguangYuxin Chemical Industry Co., Limited ("SYCI")in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in PRC. The business is not fully operational as of December 31, 2017.

On September 1, 2017, the Company received notification from the Government of Yangkou County, Shouguang City of PRC that production at all its factories be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements.

The Company has been working closely with the County authorities to develop rectification plans for both its bromine and crude salt businesses and had agreed on a plan in October 2017. SCHC is currently under rectification process. The Company believes this rectification and improvement process will cost approximately $35 million in total. The Company incurred rectification and improvements in the amount of $17,938,652 as of December 31, 2017. The Company expects to complete the rectification and improvements of the bromine and crude salt factories and be ready for the government inspection in the first half of 2018, and will resume operations upon receipt of approval from the government.

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park. This is because the two plants are located in a residential area and their production activities will have certain impact on the living environment of the residents. This is as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accident effectively, and ensure the quality of living environment of residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations will be ordered to shut down. The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation cost in the amount of $9,732,118 as of December 31, 2017 and estimated that the new factory will be fully operational by the beginning of 2020.

The Company had been working with Xinan Shiyou Daxue (Southwest Petroleum University) and found the way to solve the technical drilling problem of DCHC and ordered custom equipment. The natural gas project may commence production gradually once such equipment arrives and are being installed. The Company will strive for completion in the first half of 2018.

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

(e)           Accounts Receivable and Allowance of Doubtful Accounts

Accounts receivable is stated at cost, net of allowance for doubtful accounts. The normal credit term extended to customers ranges between 90 and 240 days. The company reviews all receivables that exceed the term. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and the Company considers the historical level of credit losses. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments within credit term provided, a larger allowance may be required.

As of December 31, 2017 and 2016, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the income statement for the years ended December 31, 2017 and 2016.

(f)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $208,906,759 and $163,884,574 with these institutions as of December 31, 2017 and 2016, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and extends credit terms as and when appropriate. Approximately 13% and 62% of the balances of accounts receivable as of December 31, 2017 and December 31, 2016, respectively, were 90 days old or less. Approximately 57% of the accounts receivable as of December 31, 2017 was collected by February 28, 2018. Approximately 66% of the accounts receivable as of December 31, 2017 more than 90 days old were collected by February 28, 2018.

 The rate of collection in February 2018 for accounts receivable aged more than 90 days as of December 31, 2017 was analyzed as follows:

Accounts Receivable Aging	Percent Collected
90-120 days	49%
121-150 days	42%
151-180 days	52%
181-210 days	100%
211-240 days	100%

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

(i)           Asset Retirement Obligation

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), which established a uniform methodology for accounting for estimated reclamation and abandonment costs. FASB ASC 410 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded.

Currently, there are no reclamation or abandonment obligations associated with the land being utilized for exploitation by the bromine and crude salt factories. Also, for the two chemical plants that are to be relocated, currently, there are no obligations to restore the land to its original condition.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(j)           Recoverability of Long Lived Assets

In accordance with FASB ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

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

To comply with the new safety and environmental regulations (see Note 1 (b)), the Company started the rectification and improvement program for the bromine and crude salt factories towards the end of the third quarter of fiscal year 2017, and as a result recorded an impairment loss of $216,181 and a write-off of $728,740 for certain property, plant and equipment in the year ended December 31, 2017.

With the relocation of the chemical factories and the length of time required to set up the new factory building in the Bohai Marine Fine Chemical Industrial Park (see Note 1 (b)), the Company believes that it is not beneficial to move the existing plant and equipment to the new premises. This is because of the age of the plant and equipment and the impact on the production efficiency at the new plant with using plant and equipment that are idle for a substantial amount of time. In addition, the Company also risks the possibility of not passing the inspection by the government at the new plant if existing plant and equipment are used. Therefore, an impairment loss of $16,636,322 equivalent to the net book values of all the property, plant and equipment at the two chemical factories were recorded in the year ended December 31, 2017.

For the year ended December 31, 2016, certain property, plant and machinery, with net book values of $106,545 were replaced during the enhancement project to protective shells for transmission channels. Write-offs of the same amounts were made and included in write-off/impairment on property, plant and equipment.

(k)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $1,093,716 and $1,039,096 for the years ended December 31, 2017 and 2016, respectively.

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

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated other comprehensive income. The consolidated statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods as part of general and administrative expense. Included in the general and administrative expense is a foreign exchange loss of $1,557,759 and a foreign exchange gain $1,702,728 for the years ended December 31, 2017 and 2016. The consolidated statement of cash flows is translated at average rates during the reporting period, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

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

(q)           Income Taxes

The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC, which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their reported amounts at each period end. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The deferred income tax effects of a change in tax rates are recognized in the period of enactment. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The guidance also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits.

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

(u)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 43,541 and 135,938 shares for the years ended December 31, 2017 and 2016, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2017	2016
Numerator
Net income	$2,551,313	$36,225,831

Denominator
Basic: Weighted-average common shares outstanding during the year	46,796,476	46,279,033
Add: Dilutive effect of stock options	39,354	346,630
Diluted	46,835,830	46,625,663

Earnings per share
Basic	$0.05	$0.78
Diluted	$0.05	$0.78

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(v) Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. Goodwill impairment is assessed based on qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carry amount, including goodwill. If the Company determines that it is more likely than not that the fair value of a reporting entity is less than its carry amount, the two-step goodwill impairment test will be performed. As of December 31, 2017, the Company performed the qualitative assessment and determined that it is not more likely than not that the fair value of goodwill is less than its carrying amount and therefore deemed a full impairment loss to be unnecessary. Management believes there has been no impairment to the value of recorded goodwill as of December 31, 2017.

(w)           New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted the amendments in this Update as of January 1, 2017.There is no impact on the financial statements since any excess tax benefits were fully offset by a valuation allowance and not recognized for financial statement purposes.

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

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires and entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this on the consolidated financial statements and disclosures.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this Update are effective for annual periods beginning after December 15, 2017, including interim periods within those periods.The Company does not expect the adoption of this Update to have a material effect on the financial statements.

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

NOTE 2 – INVENTORIES

Inventories consist of:

	As of December 31,
	2017	2016

Raw materials	$396,482	$818,500
Finished goods	844,224	4,370,331
Work-in-process	—	692,850
Allowance for obsolete and slow-moving inventories	(43,921)	—
	$1,196,785	$5,881,681

NOTE 3 – PREPAID LAND LEASE

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

The Company paid $9,732,118 for a 50-year lease of a piece of land for the new factory at Bohai Marine Fine Chemical Industrial Park in December, 2017. The land use certificate is being processed by the government and the commencement date of the lease will be known upon completion of the application process.

During the year ended December 31, 2017, amortization of prepaid land lease totaled $989,816, of which $634,535 and $355,281 were recorded as cost of net revenue and direct labor and factory overheads incurred during plant shutdown.

During the year ended December 31, 2016, amortization of prepaid land lease totaled $774,250, which was recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 54.97 square kilometers of aggregate carrying value of $645,761 and approximately 54.97 square kilometers  of aggregate carrying value of $620,978 as at December 31, 2017 and 2016, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of December 31,
	2017	2016
At cost:
Mineral rights	$4,711,822	$4,438,115
Buildings	67,748,512	61,656,398
Plant and machinery	200,742,652	186,228,562
Motor vehicles	8,792	8,282
Furniture, fixtures and office equipment	4,150,588	4,553,473
Construction in progress	183,036	374,790
Total	277,545,402	257,259,620
Less: accumulated depreciation and amortization	(163,597,407)	(146,844,072)
Impairment	(18,833,491)	(1,684,422)
Net book value	$95,114,504	$108,731,126

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $27,432,351 and $35,184,613 as at December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, depreciation and amortization expense totaled $19,930,786 of which $13,443,298 and $1,213,010 were recorded as cost of net revenue and administrative expenses, respectively. During the year ended December 31, 2017, depreciation and amortization expense related to property, plant and equipment of $5,274,478 was recorded in direct labor and factory overheads incurred during plant shutdown.

During the year ended December 31, 2016, depreciation and amortization expense totaled $24,552,507 of which $23,220,525 and $1,331,982 were recorded as cost of net revenue and administrative expenses, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

In the third quarter of 2017, the Company incurred enhancement works for rectification and improvement in order to meet the new environmental rules in China at costs of approximately $0.6 million.

In the fourth quarter of 2017, the Company incurred enhancement works for rectification and improvement in order to meet the new environmental rules in China at costs of approximately $17.3 million.

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

The operation of the original Factory No.6 was stopped at the end of November 2016 to allow for the demolition of the factory by the government collection unit. The total written off during the demolition period was $3,761,862.

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

For the years ended December 31, 2017 and 2016, ordinary repair and maintenance expenses were $130,842 and $463,156, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	As of December 31,
	2017	2016
At cost:
Buildings	$125,939	$118,623
Plant and machinery	2,314,196	2,229,775
Total	2,440,135	2,348,398
Less: accumulated depreciation and amortization	(1,947,897)	(1,794,141)
Net book value	$492,238	$554,257

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2017, depreciation and amortization expense totaled $266,527, of which $198,998 and $67,529 were recorded as cost of net revenue and administrative expenses, respectively.

During the year ended December 31, 2016, depreciation and amortization expense totaled $327,738, which was recorded as cost of sales.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2017	2016

Accounts payable	$—	$7,513,075
Salary payable	393,617	319,489
Social security insurance contribution payable	135,203	119,444
Other payables	503,263	730,310
Total	$1,032,083	$8,682,318

NOTE 7 – DUE TO A RELATED PARTY AND RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five stories of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. The cost of the five stories of the commercial building was valued by an independent appraiser on September 17, 2012 to its fair value and recorded as property, plant and equipment. The Company commenced using the property as the new headquarters for the office in early January, 2013. During the fiscal year 2013, the Company entered into an agreement with the Seller to provide property management services for an annual amount of $100,704 for five years from January 1, 2013 to December 31, 2017. The company recorded in general and administrative expense an amount of $100,704 in the years ended December 31, 2017 and 2016. The amount owed to the Seller as of December 31, 2017 and 2016 was $95,454 and $89,933 and was recorded in accounts payable and accrued expenses.

During the fiscal year 2017 and 2016, the Company borrowed $450,000 and $655,369, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2017	2016

Income tax payable	$433,000	$1,849,535
Natural resource tax	156,147	651,230
Value added tax payable	—	887,913
Land use tax payable	810,841	818,921
Other tax payables	74,604	133,732
Total current taxes payable	$1,474,592	$4,341,331
Non-current taxes payable	4,969,000	—
Total	$6,443,592	$4,341,331

The non-current taxes payable of $4,969,000 relates to the one-time mandatory transition tax on accumulated foreign earnings that are payable in the following periods (See Note 13(a)):

Year ending December 31

Current
2018		$433,000
Non-current
2019	$433,000
2020	433,000
2021	433,000
2022	433,000
2023 and after	3,237,000	4,969,000
Total		$5,402,000

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	As of December 31,
	Interest rate	2017	2016
Total capital lease obligations	6.7%	$2,507,201	$2,472,637
Less: Current portion		(203,206)	(187,678)
Capital lease obligations, net of current portion		$2,303,995	$2,284,959

Interest expense from capital lease obligations amounted to $163,184 and $174,167, which were charged to the consolidated statement of income for the years ended December 31, 2017 and 2016. See Note 18 for future minimum lease payments disclosure.

NOTE 10 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stock to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheet as of December 31, 2017.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate a portion of its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund for SCHC, SYCI and DCHC is 46%, 14% and 0% of its registered capital as of December 31, 2017. The Statutory Common Reserve Fund for SCHC, SYCI, SCRC and DCHC is 43%, 50%, 11% and 0% of its registered capital as of December 31, 2016.

NOTE 11 – TREASURY STOCK

In September 2017, the Company issued 10,000 shares of common stock from the treasury shares to one of its consultants. The shares were valued at the closing market price on the date of the agreement and recorded as general and administrative expense in the condensed consolidated statements of income and comprehensive income for the fiscal year 2017. The shares issued were deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price was charged to additional paid-in-capital.

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

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number of shares of the Company’s common stock available for grant and issuance of stock options is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of December 31, 2017, the number of shares of the Company’s common stock available for issuance under the Plan is 6,714,989.

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

On August 23, 2017, the Company granted to 18 members of the management staff options to purchase 281,000 shares of the Company’s common stock, at an exercise price of $1.454 per share and the options vested immediately. The options were valued at $146,700 fair value, with assumed 42.65% volatility, a four-year expiration term with an expected tenor of 1.41 years, a risk free rate of 1.26% and no dividend yield.

On August 23, 2017, the Company granted to three directors options to purchase 300,000 shares of the Company’s common stock, at an exercise price of $1.454 per share and the options vested immediately. The options were valued at $191,800 fair value, with assumed 46.47% volatility, a four-year expiration term with an expected tenor of 2.26 years, a risk free rate of 1.34% and no dividend yield.

On December 18, 2017, the Company granted to an independent director an option to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.44 per share and the options vested immediately. The options were valued at $4,350 fair value, with assumed 44.16% volatility, a three-year expiration term with expected tenor of 1.66 years, a risk free rate of 1.78% and no dividend yield.

On December 18, 2017, the Company granted to a consultant to purchase 30,000 shares of the Company’s common stock, respectively, at an exercise price of $1.44 per share and the options vested immediately. The options were valued at $10,350 fair value, respectively, with assumed 44.16% volatility, a three-year expiration term with expected tenor of 1.66 years, a risk free rate of 1.78% and no dividend yield.

For the year ended December 31, 2017 and 2016, total compensation costs for options issued recorded in the consolidated statement of income were $372,400 and $40,300. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2017 and 2016.

During the year ended December 31, 2016, 776,671 shares of common stock were issued upon cashless exercise of 1,831,500 options.

NOTE 12 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2016 and December 31, 2017.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, December 31, 2015	2,399,000	$1.39	$0.95 - $12.60
Granted and vested during the year ended December 31, 2016	80,000	$1.87	$1.45 - $2.17
Exercised during the year ended December 31, 2016	(1,831,500)	$1.11	$0.95-$1.45
Expired during the year ended December 31, 2016	(462,500)	$2.24	$0.95 - $12.60
Balance, December 31, 2016	185,000	$2.19	$1.54 - $4.80
Granted and vested during the year ended December 31, 2017	661,000	$1.47	$1.44 - $1.98
Exercised during the year ended December 31, 2017	—	—	—
Expired during the year ended December 31, 2017	(37,500)	$2.18	$1.83-$2.55
Balance, December 31, 2017	808,500	$1.61	$1.44 - $4.80

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average	Weighted Average
	Outstanding		Remaining	Exercise Price of
	at December 31, 2017	Range of Exercise Prices	Contractual Life (Years)	Options Currently Outstanding
Exercisable and outstanding	808,500	$1.44 - $4.80	3.11	$1.61

All options exercisable and outstanding at December 31, 2017 are fully vested.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2017 was $10,571.

The total intrinsic value of options exercised during the years ended December 31, 2016 was $1,479,042.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax law at tax rate of 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2017 and 2016, and management believes that its earnings are permanently invested in the PRC.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted in law. With the new tax law, the corporation income tax rate is reduced from 35% to 21% and there is a one-time mandatory transition tax on accumulated foreign earnings. The Company is allowed under TCJA to settle the tax liabilities over a period of eight years. The Company accrued a provisional amount of $5,402,000 (See Note 8) for the one-time mandatory transition as of and for the year ended December 31, 2017. On December 22, 2017, the Securities and Exchange Commission (“SEC”), staff issued Staff Accounting Bulletin (SAB) 118 which allows the Company to record a provisional amount of the one-time mandatory transition tax on accumulated foreign earning during a measurement period not to exceed one year of the enactment date.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended 31 December 31, 2017 and 2016.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the years ended December 31, 2017 and 2016.  The applicable statutory tax rates for the years ended December 31, 2017 and 2016 are 16.5%.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC, SYCI and DCHC in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC, SYCI and DCHC are wholly foreign-owned enterprises (“FIE”) incorporated in the PRC and are subject to PRC local Income Tax Law.

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

As of December 31, 2017 and 2016, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC that are subject to WHT are $282,660,981 and $255,133,960, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2017 and 2016, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of December 31, 2017 and 2016, the unrecognized WHT are $14,133,049 and $12,756,698, respectively.

NOTE 13 – INCOME TAXES – Continued

The Company’s tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s tax returns filed in the United States for three years from the date of filing. The Company’s US tax returns since 2014 are currently subject to examination. Inland Revenue Department of Hong Kong may examine the Company’s tax returns filed in Hong Kong for seven years from date of filing. The Company’s Hong Kong tax returns from year 2010 are currently subject to examination.

The components of the provision for income taxes from continuing operations are:

	Years ended December 31,
	2017	2016

One-time mandatory transition tax (See Note 13(a))	$5,402,000	$—
Current taxes – PRC	7,737,087	11,807,194
Deferred tax – PRC	(4,126,947)	3,013
	$9,012,140	$11,810,207

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2017	2016

Statutory income tax rate-PRC	25%	25%
Non-deductible (Non-taxable) items	4%	(1%)
Change in valuation allowance-US federal net operating loss	2%	1%
Effect of change in US tax law	47%	—
Effective tax rate	78%	25%

As of December 31, 2017 and 2016, the Company had a US federal net operating loss (“NOL”) of approximately $33.7 million and $33.1 million available to offset against future federal income tax liabilities, respectively. The NOL can be carried forward up to 20 years from the year the loss is incurred and will begin to expire after 2019. The Company believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$10,980	$—
Impairment on property, plant and equipment	4,610,228	421,105
Exploration costs	1,905,347	1,794,667
Compensation costs of unexercised stock options	98,092	120,986
US federal net operating loss	7,080,000	11,575,000
Total deferred tax assets	13,704,647	13,911,758
Valuation allowance	(7,178,092)	(11,695,986)
Net deferred tax asset	$6,526,555	$2,215,772

Current deferred tax asset	$—	$—
Long-term deferred tax asset	$6,526,555	$2,215,772

The decreases in valuation allowance for the year ended December 31, 2017 was $4,517,894 in which $4,779,035 of the decrease was attributable to the change in US tax law.

The increases in valuation allowance for the year ended December 31, 2016 was $231,824.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2017 and 2016.

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

Year Ended December 31, 2017	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$42,224,901	$8,986,080	$56,311,460	$—	$107,522,441	$—	$107,522,441
Net revenue (intersegment)	6,305,642	—	—	—	6,305,642	—	6,305,642
Income from operations before income taxes	12,460,230	2,426,137	(1,024,569)	(116,465)	13,745,333	(2,573,722)	11,171,611
Income taxes	3,156,016	585,521	(131,397)	—	3,610,140	5,402,000	9,012,140
Income from operations after income taxes	9,304,214	1,840,616	(893,172)	(116,465)	10,135,193	(7,975,722)	2,159,471
Total assets	147,124,127	51,512,530	186,677,501	2,119,756	387,433,914	65,509	387,499,423
Depreciation and amortization	14,533,169	2,452,737	3,211,407	—	20,197,313	—	20,197,313
Capital expenditures	465,655	17,411,762	—	61,235	17,938,652	—	17,938,652
Goodwill	—	—	29,374,909	—	29,374,909	—	29,374,909

Year Ended December 31, 2016	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$56,811,730	$8,985,852	$83,477,420	$—	$149,275,002	$—	$149,275,002
Net revenue (intersegment)	8,484,617	—	—	—	8,484,617	—	8,484,617
Income from operations before income taxes	21,224,862	9,076	25,473,792	(4,906)	46,702,824	1,020,518	47,723,342
Income taxes	5,306,216	9,022	6,494,969	—	11,810,207	—	11,810,207
Income from operations after income taxes	15,918,646	54	18,978,823	(4,906)	34,892,617	1,020,518	35,913,135
Total assets	143,145,960	33,980,033	186,676,983	1,799,094	365,602,070	89,283	365,691,353
Depreciation and amortization	15,056,980	5,221,667	4,601,599	—	24,880,246	—	24,880,246
Capital expenditures	12,912,583	2,335,963	—	1,747,316	16,995,862	—	16,995,862
Goodwill	—	—	27,668,539	—	27,668,539	—	27,668,539

* Common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

NOTE 14 – BUSINESS SEGMENTS – Continued

	Years ended December 31,
Reconciliations	2017	2016

Total segment operating income	$13,745,333	$46,702,824
Corporate costs	(1,015,963)	(682,210)
Unrealized translation difference	(1,557,759)	1,702,728
Income from operations	11,171,611	47,723,342
Other income	391,842	312,696
Income before income taxes	$11,563,453	$48,036,038

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$7,852	$2,952	$3,463	$14,267	13.3%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2016.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$9,823	$2,678	$5,347	$17,848	12.0%

NOTE 15 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2017, the Company sold 36.7% of its products to its top five customers. At December 31, 2017, amount due from these customers were $22,804,914. The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2016, the Company sold 30.9% of its products to its top five customers. At December 31, 2016, amount due from these customers were $25,111,129.

NOTE 16 – MAJOR SUPPLIERS

 During the year ended December 31, 2017, the Company purchased 68.2% of its raw materials from its top five suppliers.  At December 31, 2017, amounts due to those suppliers included in accounts payable were $0. During the year ended December 31, 2016, the Company purchased 54.4% of its raw materials from its top five suppliers.  At December 31, 2016, amounts due to those suppliers included in accounts payable were $3,598,861.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2017 and 2016.

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of December 31, 2017, the Company leased a real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table show below.

The Company has leased nine parcel of land under non-cancelable operating leases, which are fixed rentals and expire through December 2021, December 2023, December 2030, December 2031, December 2032, December 2040, February 2059, August 2059 and June 2060, respectively.

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

The following table sets forth the Company’s contractual obligations as of December 31, 2017:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees
Payable within:
the next 12 months	$287,256	$988,859	$95,476
the next 13 to 24 months	287,256	1,012,360	95,476
the next 25 to 36 months	287,256	1,033,929	95,476
the next 37 to 48 months	287,256	1,059,600	95,476
the next 49 to 60 months	287,256	911,781	95,476
thereafter	2,298,049	16,583,556	—
Total	$3,734,329	$21,590,085	$477,380
Less: Amount representing interest	(1,227,128)
Present value of net minimum lease payments	$2,507,201

Rental expenses related to operating leases of the Company amounted to $1,044,611 and $1,043,615 were charged to the consolidated statements of income for the years ended December 31, 2017 and 2016, respectively.

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2017	2016

Current Assets
Prepayments and deposits	$-	$-
Total Current Assets	-	-
Non-Current Assets
Interests in subsidiaries	317,771,899	284,649,094
Amounts due from group companies	64,578,603	65,197,650
Total non-current assets	382,350,502	349,846,744
Total Assets	$382,350,502	$349,846,744

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$245,605	$242,845
Amounts due to group companies	142,701	142,701
Taxes payable-current	433,000	-
Total Current Liability	821,306	385,546
Non-Current Liabilities
Taxes payable-non-current	4,969,000	-
Total Liabilities	$5,790,306	$385,546

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$-	$-
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 and 47,052,940 shares issued; and 46,803,791 and 46,793,791 shares outstanding as of December 31, 2017 and 2016, respectively	23,525	23,525
Treasury stock; 249,149 and 259,149 shares as of December 31, 2017 and 2016	(554,870)	(577,141)
Additional paid-in capital	94,524,608	94,156,679
Retained earnings unappropriated	250,170,431	248,941,696
Retained earnings appropriated	24,233,544	22,910,966
Cumulative translation adjustment	8,162,958	(15,994,527)
Total Stockholders’ Equity	376,560,196	349,461,198
Total Liabilities and Stockholders’ Equity	$382,350,502	$349,846,744

Condensed Statements of Income

	Years Ended December 31,
	2017	2016

OPERATING EXPENSES
General and administrative expenses	$(1,011,593)	$(674,814)
TOTAL OPERATING EXPENSES	(1,011,593)	(674,814)
OTHER EXPENSES
Interest expense	(414)	(668)
TOTAL OTHER EXPENSES	(414)	(668)
TOTAL EXPENSES	(1,012,007)	(675,482)
Equity in net income of subsidiaries	8,965,320	36,901,313
INCOME BEFORE TAXES	7,953,313	36,225,831
INCOME TAXES	5,402,000	—
NET INCOME	$2,551,313	$36,225,831

S-1

Condensed Statements of Cash Flows

	Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,551,313	$36,225,831
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in unconsolidated subsidiaries	(8,965,320)	(36,901,313)
Stock-based compensation expense-options	372,400	40,300
Shares issued from treasury stock for services	17,800	15,000
Changes in assets and liabilities:
Taxes payable	5,402,000	—
Other payables and accrued expenses	2,760	(64,375)
Net cash used in operating activities	(619,047)	(684,557)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	619,047	684,557
Net cash provided by financing activities	619,047	684,557
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Par value of common stock issued upon cashless exercise of options	$—	$386

(i)	Basis of presentation

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

As of December 31, 2017, the Company itself has no purchase commitment, capital commitment and operating lease commitment.

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

S-2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure   We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Base on such evaluation our CEO and CFO have concluded that, as of December 31, 2017, our internal controls over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2018 annual meeting of stockholders (the “2018 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2018 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2018 Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions, and Director Independence” and “Election of Directors — Board Meetings and Committees” in the 2018 Proxy Statement and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Audit Committee Report” in the 2018 Proxy Statement and incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)        Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b)        Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

10.20	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries.*

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: March 16, 2018	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 16, 2018
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 16, 2018
Min Li	Chief Financial Officer

/s/ Ming Yang		March 16, 2018
Ming Yang	Director

/s/ Naihui Miao		March 16, 2018
Naihui Miao	Director

/s/ Tengfei Zhang		March 16, 2018
Tengfei Zhang	Director

/s/ Yang Zou		March 16, 2018
Yang Zou	Director

/s/ Nan Li		March 16, 2018
Nan Li	Director

/s/ Shi Tong Jiang		March 16, 2018
Shi Tong Jiang	Director