Form 10-K/A
period 2017-12-31
GULF RESOURCES, INC.
filed 2018-03-23
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE: THIS AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017 IS BEING FILED TO (I) UPDATE ITEM 1. BUSINESS TO PROVIDE INFORMATION ON NEW DEVELOPMENTS ON THE RECTIFICATION PROCESS FOR OUR BROMINE AND CRUDE SALT FACTORIES AND THE RELOCATION PROCESS FOR CHEMICAL FACTORIES, AND (II) PROVIDE AN UPDATED AUDITOR’S CONSENT.

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

Later on the local government organized the Safety Supervision and Administration Department and the Environmental Protection Departments conducted inspections of every bromine production enterprise within its jurisdiction, in order to improve security, environmental protections, pollution, and safety. The Company has been working closely with the County authorities developing rectification plans for both its bromine and its chemical businesses. The Company and the government agreed on a rectification plan for Haoyuan Chemicals, the Company’s bromine business which is currently under process.

The Company has converted its bromine and crude salt factories from coal to electricity, installed computerized production monitoring and safety equipment, lined all of the salt ponds, paved roads, and performed some other upgrades. The total cost of rectification is estimated to be approximately $35 million. During 2017, the Company spent $17.9 million on this process. The largest portion, $13.7 million was spent on enhancement work in the salt fields. The additional $4.2 million was primarily for equipment. In 2018, the Company will continue to invest in this project on enhancement projects for transmission channels and ducts, equipment and upgrades.

In addition to the $35 million, the Company expects to spend an additional $40 million in 2018 to carry out enhancement projects for its extraction wells. This should allow the Company to increase its efficiency and utilization.

We expect to complete the rectification and improvements of the bromine and crude salt factories and be ready for the government inspection in the first half of 2018, and will resume operations upon receipt of approval from the government. Once we receive the approval from government, we will begin test production, and will begin to carefully ramp up production in each of the factories. Full production should be achieved in a few months.

After the completion of the rectification, the only potential constraint is the waste water treatment. It is still unclear if the government will place some small limitations on waste water. We are currently working with the government on the waste water issue. In the worst case, it is possible we may have a small reduction in capacity.

Because many smaller producers have not had the capital to conduct the rectification required by the government, management believes there could be some extremely attractive acquisition opportunities in bromine. At the present time, All of management’s attention is focused on getting its facilities approved and in full production. However, management could consider acquisitions in this segment in the future if the prices were sufficiently attractive.

On November 24, 2017, we received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, have decided to relocate chemical enterprises to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Chemical companies that are not invited into the park will be permanently closed. Although we are in compliance with regulations within the county, due to the proximity of our subsidiary, Shouguang Yuxin Chemical Co.’s, production plant in or near a residential area, we have been invited to relocate our chemical production plant to Bohai Marine Fine Chemical Industry Park. This is due to the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, as well as ensure the quality of the environment for residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations will be ordered to shut down. However, we must not commence activities until we have relocated the production plant and received qualified acceptances from related departments.

To date, we have secured the land for the chemical factory. We are currently working on the design of the factory as well as the relevant documents to apply for construction and project plan certificates. We expect this process of take several months. The level of capital expenditures in 2018 will depend on the timing of the approvals. As soon as the design, project plan, and construction are approved, Gulf will move ahead as quickly as possible We expect the new factory will be fully operational by the beginning of 2020. However, we are working very hard to get the project completed earlier. There is an impairment loss on the property, plant and equipment related to the relocation of our chemical production plant to Bohai Marine Fine Chemical Industry Park in the amount of $16,636,322, since much of the equipment that was used in the chemical factories was relatively old. Further, even if it had been newer, we believe that it might not have passed new environmental tests.  The total cost of the new factories is currently estimated to be $60 million. We have incurred a relocation cost of $9,732,118 for land lease.

We are not writing off any of the goodwill related to our chemicals business. We believe the new chemical factory should be able to produce strong sales and profits. There may be much less capacity in the chemical industry, as many factories may be permanently closed. In addition, other factories will have their capacity reduced. We should have a very modern factory that operates highly efficiently. With less competition and better equipment, we believe can generate sales and earnings in this segment at a level well above previous results.

We will continue to control the land and buildings where the old chemical factories are located. At this time, we have not considered how or if we can monetize this asset.

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

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)        Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.**

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.**

(b)        Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on December 12, 2006.+

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007.+

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.+

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.+

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.+

10.20	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.+

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.+

21.1	List of Subsidiaries.**

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

** Previously filed on the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 16, 2018 with the Securities and Exchange Commission

+ Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 2018	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 23, 2018
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 23, 2018
Min Li	Chief Financial Officer

/s/ Ming Yang		March 23, 2018
Ming Yang	Director

/s/ Naihui Miao		March 23, 2018
Naihui Miao	Director

/s/ Tengfei Zhang		March 23, 2018
Tengfei Zhang	Director

/s/ Yang Zou		March 23, 2018
Yang Zou	Director

/s/ Nan Li		March 23, 2018
Nan Li	Director

/s/ Shi Tong Jiang		March 23, 2018
Shi Tong Jiang	Director