Form 10-Q
period 2018-06-30
GULF RESOURCES, INC.
filed 2018-08-10
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 6, 2018, the registrant had outstanding 46,803,791 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30, 2018 Unaudited	December 31, 2017 Audited
Current Assets
Cash	$215,975,864	$208,906,759
Accounts receivable	4,650,250	29,765,884
Inventories, net	181,094	1,196,785
Prepayments and deposits	1,456,090	1,395,289
Prepaid land leases	773,480	246,640
Other receivable	12,952	2,089
Total Current Assets	223,049,730	241,513,446
Non-Current Assets
Property, plant and equipment, net	94,828,982	95,114,504
Property, plant and equipment under capital leases, net	394,180	492,238
Prepaid land leases, net of current portion	14,151,767	14,477,771
Deferred tax assets	9,408,852	6,526,555
Goodwill	29,010,218	29,374,909
Total non-current assets	147,793,999	145,985,977
Total Assets	$370,843,729	$387,499,423

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$774,134	$1,032,083
Retention payable	643,305	956,351
Capital lease obligation, current portion	128,575	203,206
Taxes payable-current	2,049,741	1,474,592
Total Current Liabilities	3,595,755	3,666,232
Non-Current Liabilities
Capital lease obligation, net of current portion	2,146,816	2,303,995
Taxes payable-non-current	4,969,000	4,969,000
Total Non-Current Liabilities	7,115,816	7,272,995
Total Liabilities	$10,711,571	$10,939,227

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 shares issued and 46,803,791 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	23,525	23,525
Treasury stock; 249,149 shares as of June 30, 2018 and December 31, 2017 at cost	(554,870)	(554,870)
Additional paid-in capital	94,524,608	94,524,608
Retained earnings unappropriated	238,380,458	250,170,431
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive income	3,524,893	8,162,958
Total Stockholders’ Equity	360,132,158	376,560,196
Total Liabilities and Stockholders’ Equity	$370,843,729	$387,499,423

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017

NET REVENUE
Net revenue	$4,594	$47,531,989	$2,251,861	$80,320,482

OPERATING INCOME (EXPENSE)
Cost of net revenue	(7)	(26,931,742)	(1,241,816)	(47,145,605)
Sales, marketing and other operating expenses	(21,025)	(100,613)	(55,999)	(176,446)
Research and development cost	—	(65,274)	—	(127,172)
Direct labor and factory overheads incurred during plant shutdown	(5,689,486)	—	(11,385,005)	—
General and administrative expenses	(1,125,683)	(2,056,943)	(4,697,628)	(3,785,403)
Other operating income	—	105,055	—	209,613
	(6,836,201)	(29,049,517)	(17,380,448)	(51,025,013)

INCOME/(LOSS) FROM OPERATIONS	(6,831,607)	18,482,472	(15,128,587)	29,295,469

OTHER INCOME (EXPENSE)
Interest expense	(43,185)	(42,065)	(86,529)	(83,976)
Interest income	178,678	132,721	348,156	258,581
INCOME/(LOSS) BEFORE TAXES	(6,696,114)	18,573,128	(14,866,960)	29,470,074

INCOME TAXES (EXPENSE) BENEFIT	1,883,241	(4,821,450)	3,076,987	(7,643,276)
NET INCOME/(LOSS)	$(4,812,873)	$13,751,678	$(11,789,973)	$21,826,798

COMPREHENSIVE INCOME(LOSS):
NET INCOME/(LOSS)	$(4,812,873)	$13,751,678	$(11,789,973)	$21,826,798
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	(20,586,976)	7,261,237	(4,638,065)	9,298,509
COMPREHENSIVE INCOME/(LOSS)	$(25,399,849)	$21,012,915	$(16,428,038)	$31,125,307

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.10)	$0.29	$(0.25)	$0.47
DILUTED	$(0.10)	$0.29	$(0.25)	$0.47

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	46,803,791	46,793,791	46,803,791	46,793,791
DILUTED	46,803,791	46,796,848	46,815,089	46,800,545

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2018
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	(loss) income	Total

BALANCE AT DECEMBER 31, 2017 (Audited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$250,170,431	$24,233,544	$8,162,958	$376,560,196
Translation adjustment	—	—	—	—		—	—	—	(4,638,065)	(4,638,065)
Net loss for six-month period ended June 30, 2018	—	—	—	—	—	—	(11,789,973)	—	—	(11,789,973)
Transfer to statutory common reserve fund	—	—	—	—	—	—	—	—	—	—
BALANCE AT JUNE 30, 2018 (Unaudited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$238,380,458	$24,233,544	$3,524,893	$360,132,158

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)
	Six-Month Period Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(11,789,973)	$21,826,798
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Interest on capital lease obligation	86,214	83,128
Amortization of prepaid land leases	294,676	234,307
Depreciation and amortization	9,511,515	10,809,289
Unrealized exchange (gain) loss on inter-company balances	(345,086)	603,910
Deferred tax asset	(3,076,986)	—
Stock-based compensation expense	—	14,700
Changes in assets and liabilities:
Accounts receivable	25,720,587	(33,349,844)
Inventories	1,039,959	1,165,420
Prepayments and deposits	(61,251)	(19,129)
Other receivables	(11,289)	(580)
Accounts payable and accrued expenses	(256,603)	5,582,026
Retention payable	(312,429)	(739,329)
Taxes payable	592,979	3,292,636
Net cash provided by operating activities	21,392,313	9,503,332

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	(693,198)	(818,957)
Purchase of property, plant and equipment	(10,333,721)	(59,975)
Net cash used in investing activities	(11,026,919)	(878,932)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(294,295)	(273,873)
Net cash used in financing activities	(294,295)	(273,873)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,001,994)	4,068,173
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,069,105	12,418,700
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	208,906,759	163,884,574
CASH AND CASH EQUIVALENTS - END OF PERIOD	$215,975,864	$176,303,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$—	$4,634,040

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation and Consolidation

The accompanying condensed financial statements have been prepared by Gulf Resources, Inc (“Gulf Resources”). a Nevada corporation and its subsidiaries (collectively, the “Company”), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“US GAAP”).

In the opinion of management, the unaudited financial information for the three and six months ended June 30, 2018 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s 2017 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC") and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business was not fully operational as of June 30, 2018.

On September 1, 2017, the Company received notification from the Government of Yangkou County, Shouguang City of PRC that production at all its factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements.

The Company has been working closely with the county authorities to develop rectification plans for both its bromine and crude salt businesses and agreed on a plan in October 2017. SCHC is currently under rectification process. The Company believes this rectification process will cost approximately $35 million. In addition to the $35 million, the Company expects to spend an additional $40 million in 2018 to carry out enhancement projects for its extraction wells. The Company incurred rectification and improvements in the amount of $27,048,794 and $17,938,652 as of June 30, 2018 and December 31, 2017.

Originally, six bromine factories completed their rectification process within factory areas (i.e. excluding crude salt field area) and were approved and scheduled for production commencement by April 2018 as verbally indicated by the local government. Subsequently, the Shandong Provincial government required the local government to conduct “four rating and one comprehensive evaluation” for all of the chemical companies within its jurisdiction. This has delayed the production commencement schedule of the six bromine and crude salt factories. As of current date, the Company has not received any official approval from the government.

Four of the remaining bromine and crude salt factories have a slightly more complex issue that needs to be resolved. All bromine factories now require paired crude salt pans to prevent the halogen water resulting from the production process from flowing into the sea. Four of these bromine factories do not have a designated crude salt pan where the wastewater could be channeled. The Company has four alternatives for these four factories which do not have paired crude salt pans: 1. It can form partnerships with adjacent bromine facilities that do have crude salt pans. The nature of these partnerships could take many forms. At present, the Company is communicating with a third party about the waste water discharge of the Factory No 10. If an agreement is reached, the Company will invest RMB7 million to build a new aqueduct and discharge the waste water to the designated place for treatment by the designated party. 2. The Company could petition the government for a zoning change so that additional land for salt pans could be obtained. The Company believes this might be difficult but is worth pursuing; 3. The Company could negotiate a different method of dealing with this issue; or, 4. These factories could conceivably be forced to close. At the present time, the Company is also working with the government on these issues and has not reached any final solution yet.

Subsequently on June 29 2018, the Company received a formal notice (dated June 25, 2018) jointly issued by various provincial government agencies in Shandong Province (the “Notice”) forwarded by the Weifang City Special Operations Leading Group Office of Safe Production, Transformation and Upgrading of Chemical Industry. In the Notice, the provincial government agencies set forth further requirements and procedures covering the following four aspects for the chemical industrial enterprises: project approval, planning approval, land use rights approval and environmental protection assessment approval. Those standards and procedures apply to all chemical industrial enterprises in Shandong Province including the Company’s bromine plants that have not completed project approval procedures, planning approval procedures, land use rights approval procedures and environmental protection assessment procedures. The Company believes that the government will not grant approval to the Company to allow its bromine and crude salt plants to resume operations until the Company has fully complied with the aforesaid rules set forth in the Notice.

The Shouguang City Bromine Association, on behalf of all the bromine plants in Shouguang, has started discussions with the local government agencies. The local governmental agencies confirmed the facts that their initial requirements for the bromine industry did not include the project approval, the planning approval and the land use rights approval and that those three additional approvals were new requirements of the provincial government. We understood from the local government that it has been coordinating with several government agencies to solve these three outstanding approval issues in a timely manner and that all the affected bromine plants are not allowed to commence production prior to obtaining those approvals.

The Company is not certain how long the temporary delay will be due to the issuance and implement of the Notice. The Company believes that this is another step by the government to improve the environment. It further believes the goal of the government is not to close all plants, but rather to codify the regulations related to project approval, land use, planning approval and environmental protection assessment approval so that illegal plants are not able to open in the future and so that plants close to population centers do not cause serious environmental damage. In addition, the Company believes that the Shandong provincial government wants to assure that each of its regional and county governments has applied the Notice in a consistent manner.

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (“Bohai Park”). This is because the two plants are located in a residential area and their production activities will impact the living environment of the residents. This is as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, and ensure the quality of the living environment of residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations will be ordered to shut down. The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation cost in the amount of $10,925,081 and $9,732,118 as of June 30, 2018 and December 31, 2017 and estimated that the new factory will be fully operational by the beginning of 2020.

The Company does not anticipate that the Company’s new chemical factory will be significantly impacted by the Notice. The Company has secured from the government the land use rights for its chemical plants located at the Bohai Marine Fine Chemical Industry Park and presented a completed construction design draft and other related documents to the local authorities for approval. The Company expected to receive feedback from the local authorities. However, the Company does believe there could be a delay for the approval process given the ongoing rectification and approvals process for the Company’s other plants.

In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. The Company has been working with Xinan Shiyou Daxue (Southwest Petroleum University) and developed a solution to DHCH’s technical drilling problem. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company is preparing to test the equipment and anticipates to begin the trial production in September 2018.

(c)           Allowance for Doubtful Accounts

As of June 30, 2018 and December 31, 2017, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the condensed consolidated statements of income (loss) for the three-month and six-month periods ended June 30, 2018 and 2017.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $215,975,864 and $208,906,759 with these institutions as of June 30, 2018 and December 31, 2017, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and extends credit terms as and when appropriate. Approximately 0% and 13% of the balances of accounts receivable as of June 30, 2018 and December 31, 2017, respectively, are outstanding for less than three months. All outstanding receivables as of June 30, 2018 and December 31, 2017 are within the credit terms. For the balances of accounts receivable aged more than 90 days and all accounts receivable as of June 30, 2018, approximately 28% were collected in July 2018.

The rate of collection in July 2018 for accounts receivable aged more than 90 days as of June 30, 2018 was analyzed as follows:

Accounts Receivable Aging	Percent Collected
90-120 days	0%
121-150 days	0%
151-180 days	0%
181-210 days	16%
211-240 days	100%

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(e)           Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Expenditures for new facilities or equipment, and major expenditures for betterment of existing facilities or equipment are capitalized and depreciated, when available for intended use, using the straight-line method at rates sufficient to depreciate such costs less 5% residual value over the estimated productive lives. All other ordinary repair and maintenance costs are expensed as incurred.

Mineral rights are recorded at cost less accumulated depreciation and any impairment losses. Mineral rights are amortized ratably over the term of the lease, or the equivalent term under the units of production method, whichever is shorter.

Construction in process primarily represents direct costs of construction of plant, machinery and equipment. Costs incurred are capitalized and transferred to property and equipment upon completion.

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income (loss) on an accrual basis when they are due. The Company’s contributions totaled $301,657 and $257,660 for the three-month period ended June 30, 2018 and 2017, respectively, and totaled $604,075 and $512,876 for the six-month period ended June 30, 2018 and 2017, respectively.

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

JUNE 30, 2018

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

For the three and six months period ended June 30, 2018 and 2017, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 89,684 and 39,155 shares for the three-month period ended June 30, 2018 and 2017, respectively, and amounted to 82,649 and 32,077 shares for the six-month period ended June 30, 2018 and 2017, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Basic and Diluted Earnings per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
Numerator
Net income/(loss)	$(4,812,873)	$13,751,678	$(11,789,973)	$21,826,798

Denominator
Basic: Weighted-average common shares outstanding during the period	46,803,791	46,793,791	46,803,791	46,793,791
Add: Dilutive effect of stock options	—	3,057	11,298	6,754
Diluted	46,803,791	46,796,848	46,815,089	46,800,545

Net income/(loss) per share
Basic	$(0.10)	$0.29	$(0.25)	$0.47
Diluted	$(0.10)	$0.29	$(0.25)	$0.47

(j)           Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated other comprehensive income (loss). The statement of income (loss) and comprehensive income (loss) is translated at average rate during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income (loss) for the reporting periods as part of general and administrative expense. The statement of cash flows is translated at average rate during the reporting period, with the exception of the consideration paid for the acquisition of business which is translated at historical rates.

(k)           Foreign Operations

All of the Company’s operations and assets are located in PRC.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

(l)           Exploration Costs

Exploration costs, which included the cost of researching appropriate places to drill wells and the cost of well drilling in search of potential natural brine or other resources, are charged to the income (loss) statement as incurred. Once the commercial viability of a project has been confirmed, all subsequent costs are capitalized.

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

(m)  Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. Goodwill impairment is assessed based on qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value of a reporting entity is less than its carrying amount, the two-step goodwill impairment test will be performed. The Company performs its impairment assessment annually and between annual tests in certain circumstances and determined that the two-step goodwill impairment test is not required to be carried out as of June 30, 2018.

(n)           New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. The Company adopted this Update as of January 1, 2018. This adoption did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 as the amount and timing of all the Company’s revenue will continue to be recognized at a point in time. As required by the Update, the Company disclosed its revenues from contracts with customers into disaggregated categories in Note 13.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Update addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this Update as of January 1, 2018 with no material impact on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company adopted this Update as of January 1, 2018 with no material impact on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

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

In June 2018, the FASB issued ASU No.2018-07, Compensation- Stock Compensation (Topic 718). Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Top 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in the Update are effective for public business entities form fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This is not expected to have a material effect on the Company’s consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	June 30, 2018	December 31, 2017

Raw materials	$14,414	$396,482
Finished goods	166,680	844,224
Allowance for obsolete and slow-moving inventory	—	(43,921)
	$181,094	$1,196,785

NOTE 3 – PREPAID LAND LEASES

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

The Company paid $9,732,118 for a 50-year lease of a parcel of land for the new factory at Bohai Marine Fine Chemical Industrial Park in December, 2017. The land use certificate is being processed by the government and the commencement date of the lease will be known upon completion of the application process when the land use certificate will be issued. Amortization of the lease will commence on the day the lease term starts.

During the three and six months period ended June 30, 2018, amortization of prepaid land leases totaled $150,579 and $294,676, which amounts were recorded as direct labor and factory overheads incurred during plant shutdown.

During the three and six months period ended June 30, 2017, amortization of prepaid land leases totaled $126,846 and $234,307, which amounts were recorded as cost of net revenue.

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land that the Company cannot obtain land use rights certificates cover a total of approximately 54.99 square kilometers with an aggregate carrying value of $1,067,939 and approximately 54.97 square kilometers with an aggregate carrying value of $645,761 as at June 30, 2018 and December 31, 2017, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2018	December 31, 2017
At cost:
Mineral rights	$4,653,325	4,711,822
Buildings	66,907,410	67,748,512
Plant and machinery	205,294,156	200,742,652
Motor vehicles	8,683	8,792
Furniture, fixtures and office equipment	4,099,059	4,150,588
Construction in process	1,358,535	183,036
Total	282,321,168	277,545,402
Less: Accumulated depreciation and amortization	(169,016,305)	(163,597,407)
Impairment	(18,475,881)	(18,833,491)
Net book value	$94,828,982	$95,114,504

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $26,162,718 and $27,432,351 as at June 30, 2018 and December 31, 2017, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended June 30, 2018, depreciation and amortization expense totaled $4,684,870, of which $4,420,180 and $262,689 were recorded in direct labor and factory overheads incurred during plant shutdown and administrative expenses, respectively. During the six-month period ended June 30, 2018, depreciation and amortization expense totaled $9,373,118, of which $8,857,147 and $515,971 were recorded in direct labor and factory overheads incurred during plant shutdown and administrative expenses, respectively.

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	June 30, 2018	December 31, 2017
At cost:
Buildings	$124,375	$125,939
Plant and machinery	2,285,465	2,314,196
Total	2,409,840	2,440,135
Less: Accumulated depreciation and amortization	(2,015,660)	(1,947,897)
Net book value	$394,180	$492,238

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and six months period ended June 30, 2018, depreciation and amortization expense totaled $69,115 and $138,397, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and six months period ended June 30, 2017, depreciation and amortization expense totaled $75,413 and $150,470, respectively, which was recorded as cost of net revenue.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Salary payable	$252,261	$393,617
Social security insurance contribution payable	133,692	135,203
Other payables	388,181	503,263
Total	$774,134	$1,032,083

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three-month and six-month periods ended June 30, 2018, the Company borrowed $66,000 and $251,912, respectively, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand and were fully settled in the three-month period ended June 30, 2018. There was no balance owing to Jiaxing Lighting as of June 30, 2018.

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $99,200 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three and six months ended June 30, 2018 was approximately $24,500 and $49,000.

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2018	2017
Income tax payable	$433,000	$433,000
Natural resource tax	—	156,147
Land use tax payable	1,616,741	810,841
Other tax payables	—	74,604
Total current taxes payable	2,049,741	1,474,592
Non-current taxes payable	4,969,000	4,969,000
Total	$7,018,741	$6,443,592

The non-current taxes payable of $4,969,000 relates to the one-time mandatory transition tax on accumulated foreign earnings that are payable in the following periods:

Year ending December 31

Current
2018		$433,000
Non-current
2019	$433,000
2020	433,000
2021	433,000
2022	433,000
2023 and after	3,237,000	4,969,000
Total (See Note 12(a))		$5,402,000

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	June 30,	December 31,
	Interest rate	2018	2017
Total capital lease obligations	6.7%	$2,275,391	$2,507,201
Less: Current portion		(128,575)	(203,206)
Capital lease obligations, net of current portion		$2,146,816	$2,303,995

Interest expenses from capital lease obligations amounted to $43,055 and $41,375 for the three-month period ended June 30, 2018 and 2017, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $86,214 and $83,128 for the six-month period ended June 30, 2018 and 2017, respectively, which were charged to the condensed consolidated statement of income (loss).

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 10 ––EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stock to 80,000,000. The Company filed an amended and restated Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of June 30, 2018 and December 31, 2017.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2018 for SCHC, SYCI and DCHC is 46%, 14% and 0% of its registered capital respectively.

NOTE 11 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number of shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of June 30, 2018, the number of shares of the Company’s common stock available for issuance under the Plan is 6,739,989.

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

During the six months ended June 30, 2018, there were no options issued to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2018 and June 30, 2018.

	Number of Option Outstanding and exercisable	Weighted- Average Exercise price of Option	Range of Exercise Price per Common Share
Balance, January 1, 2018	808,500	$1.61	$1.44 - $4.80
Granted and vested during the period Ended June 30, 2018	—	—	—
Expired during the period ended June 30, 2018	(25,000)	$2.31	$2.07-2.55
Balance, June 30, 2018	783,500	$1.58	$1.44 - $4.80

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION – Continued

	Stock Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at June 30, 2018	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	783,500	$1.44 - $4.80	2.70

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2018 was $0.

NOTE 12 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2018 and 2017, and management believes that its earnings are permanently invested in the PRC.

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

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2018 and 2017.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and six-month periods ended June 30, 2018 and 2017.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2018 and 2017 are 16.5%. There is no dividend withholding tax in Hong Kong.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC, SYCI and DCHC in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC, SYCI and DCHC are wholly foreign-owned enterprises (“FIE”) incorporated in the PRC and are subject to PRC Local Income Tax Law. The PRC tax losses may be carried forward to be utilized against future taxable profit for ten years for High-tech enterprises and small and medium-sized enterprises of science and technology and for five years for other companies. Tax losses of the operating subsidiaries of the Company may be carried forward for five years.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – INCOME TAXES – Continued

As of June 30, 2018 and December 31, 2017, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC of the FIE of the Company that are subject to WHT are $285,284,985 and $282,660,981, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2018 and December 31, 2017, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of June 30, 2018 and December 31, 2017, the unrecognized WHT are $13,234,848 and $14,133,049, respectively.

The Company’s income tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s income tax returns filed in the United States for three years from the date of filing. The Company’s US income tax returns since 2014 are currently subject to examination.

Inland Revenue Department of Hong Kong (“IRD”) may examine the Company’s income tax returns filed in Hong Kong for seven years from date of filing. For the years 2011 through 2017, HKJI did not report any taxable income. It did not file any income tax returns during these years except for 2014. For companies which do not have taxable income, IRD typically issues notification to companies requiring them to file income tax returns once in every four years. The tax returns for 2014 are currently subject to examination.

The components of the provision for income tax expense (benefit) from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
Current taxes – PRC	$—	$4,821,450	$—	$7,643,276
Deferred taxes – PRC	(1,883,241)	—	(3,076,987)	—
	$(1,883,241)	$4,821,450	$(3,076,987)	$7,643,276

The effective income tax rate differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2018	2017	2018	2017
Statutory income tax rate	25%	25%	25%	25%
Non-deductible expense	(1%)	1%	(4%)	1%
Non-taxable items	5%	-	1%	-
Change in valuation allowance	(1%)	-	(1%)	-
Effective tax rate	28%	26%	21%	26%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$10,980
Impairment on property, plant and equipment	3,706,211	4,610,228
Exploration costs	1,881,693	1,905,347
Compensation costs of unexercised stock options	94,287	98,092
PRC tax losses	3,820,948	—
US federal net operating loss	7,138,700	7,080,000
Total deferred tax assets	16,641,839	13,704,647
Valuation allowance	(7,232,987)	(7,178,092)
Net deferred tax asset	$9,408,852	$6,526,555

The increase in valuation allowance for each of the three-month periods ended June 30, 2018 and 2017 is $28,499 and $32,600, respectively.

The increase in valuation allowance for the six-month period ended June 30, 2018 and 2017 is $54,895 and $73,400.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2018 and December 31, 2017.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS

The Company has four reportable segments:  bromine, crude salt, chemical products and natural gas. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker.

An operating segment’s performance is primarily evaluated based on segment operating income (loss), which excludes share-based compensation expense, certain corporate costs and other income not associated with the operations of the segment. These corporate costs (income) are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income (loss), as defined above, is an appropriate measure for evaluating the operating performance of its segments. All the customers are located in PRC.

Three-Month Period Ended June 30, 2018	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$—	$4,594	$—	$4,594	$—	$4,594
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income taxes(benefit)	(5,577,272)	(1,731,592)	(727,595)	(45,295)	(8,081,754)	1,250,147	(6,831,607)
Income taxes expense (benefit)	(1,579,514)	(240,367)	(63,360)	—	(1,883,241)	—	(1,883,241)
Income (loss) from operations after income taxes(benefit)	(3,997,758)	(1,491,225)	(664,235)	(45,295)	(6,198,513)	1,250,147	(4,948,366)
Total assets	138,510,016	47,572,477	182,669,040	2,011,378	370,762,911	80,818	370,843,729
Depreciation and amortization	4,018,318	611,499	124,167	—	4,753,984	—	4,753,984
Capital expenditures	7,813,714	1,189,075	1,192,963	16,259	10,212,011		10,212,011
Goodwill	—	—	29,010,218	—	29,010,218	—	29,010,218

Three-Month Period Ended June 30, 2017	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$18,423,133	$2,521,883	$26,586,973	$—	$47,531,989	$—	$47,531,989
Net revenue (intersegment)	2,910,743	—	—	—	2,910,743	—	2,910,743
Income(loss) from operations before income taxes	9,740,981	1,051,202	8,318,480	(33,529)	19,077,134	(594,662)	18,482,472
Income taxes	2,464,085	245,164	2,112,201	—	4,821,450	—	4,821,450
Income (loss) from operations after income taxes	7,276,896	806,038	6,206,279	(33,529)	14,255,684	(594,662)	13,661,022
Total assets	162,696,276	32,749,355	207,885,555	1,819,284	405,150,470	114,373	405,264,843
Depreciation and amortization	3,794,600	624,226	951,364	—	5,370,190	—	5,370,190
Goodwill	—	—	28,332,661	—	28,332,661	—	28,332,661

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2018	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$1,638,493	$613,368	$—	$2,251,861	$—	$2,251,861
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income taxes (benefit)	(11,167,828)	(2,539,475)	(1,402,366)	(80,950)	(15,190,619)	62,032	(15,128,587)
Income taxes expense (benefit)	(2,970,666)	(442,338)	336,017	—	(3,076,987)	—	(3,076,987)
Income (loss) from operations after income taxes(benefit)	(8,197,162)	(2,097,137)	(1,738,383)	(80,950)	(12,113,632)	62,032	(12,051,600)
Total assets	138,510,016	47,572,477	182,669,040	2,011,378	370,762,911	80,818	370,843,729
Depreciation and amortization	7,738,030	1,524,850	248,635	—	9,511,515	—	9,511,515
Capital expenditures	7,906,888	1,203,254	1,192,963	30,616	10,333,721		10,333,721
Goodwill	—	—	29,010,218	—	29,010,218	—	29,010,218

Six-Month Period Ended June 30, 2017	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$32,345,527	$4,335,661	$43,639,294	$—	$80,320,482	$—	$80,320,482
Net revenue (intersegment)	5,089,236	—	—	—	5,089,236	—	5,089,236
Income(loss) from operations before income taxes	15,012,915	1,937,089	13,264,657	(57,287)	30,157,374	(861,905)	29,295,469
Income taxes	3,794,188	468,746	3,380,342	—	7,643,276	—	7,643,276
Income (loss) from operations after income taxes	11,218,727	1,468,343	9,884,315	(57,287)	22,514,098	(861,905)	21,652,193
Total assets	162,696,276	32,749,355	207,885,555	1,819,284	405,150,470	114,373	405,264,843
Depreciation and amortization	7,793,181	1,078,673	1,937,435	—	10,809,289	—	10,809,289
Goodwill	—	—	28,332,661	—	28,332,661	—	28,332,661

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2018	2017	2018	2017
Total segment operating income (loss)	$(8,081,754)	$19,077,134	$(15,190,619)	$30,157,374
Corporate costs	(153,791)	(128,007)	(283,054)	(257,995)
Unrealized gain/(loss) on translation of intercompany balance	1,403,938	(466,655)	345,086	(603,910)
Income (loss) from operations	(6,831,607)	18,482,472	(15,128,587)	29,295,469
Other income, net of expense	135,493	90,656	261,627	174,605
Income (loss) before income taxes	$(6,696,114)	$18,573,128	$(14,866,960)	$29,470,074

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2018.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ -	$ 534	$ 155	$ 689	30.6%
2	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$ -	$ 670	$ -	$ 670	29.8%
3	Shouguang Weidong Chemical Company Limited	$ -	$ 435	$ -	$ 435	19.3%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 5,705	$ 1,251	$ 2,768	$ 9,724	12.1%

NOTE 14 – CUSTOMER CONCENTRATION

During the six-month period ended June 30, 2018, the Company sold 89% of its products to its top five customers, respectively. As of June 30, 2018, amounts due from these customers were $4,650,250. During the six-month period ended June 30, 2017, the Company sold 35.0% of its products to its top five customers. As of June 30, 2017, amounts due from these customers were $38,735,709. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 15 – MAJOR SUPPLIERS

During the six-month period ended June 30, 2018, the Company did not purchase any raw materials. During the six-month period ended June 30, 2017, the Company purchased 67.5% of its raw materials from its top five suppliers.  As of June 30, 2017, amounts due to those suppliers were $6,833,430.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2018 and December 31, 2017.

NOTE 17 –COMMITMENTS

As of June 30, 2018, the Company has leased real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table shown below.

The Company has leased ten parcels of land under non-cancelable operating leases, with fixed rentals and expire through December 2021, December 2023, December 2030, December 2031, December 2032, April 2038, December 2040, February 2059, August 2059 and June 2060, respectively.

The following table sets forth the Company’s contractual obligations as of June 30, 2018:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$283,690	$1,008,208	$94,291	$39,822
the next 13 to 24 months	283,690	1,032,548	94,291	—
the next 25 to 36 months	283,690	1,054,710	94,291	—
the next 37 to 48 months	283,690	911,914	94,291	—
the next 49 to 60 months	283,690	927,797	94,291	—
thereafter	1,985,828	15,688,637	—	—
Total	$3,404,278	$20,623,814	$471,455	$39,822
Less: Amount representing interest	(1,128,887)
Present value of net minimum lease payments	$2,275,391

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – COMMITMENTS – Continued

Rental expenses related to operating leases of the Company amounted to $283,051 and $256,447, which were charged to the condensed consolidated statements of income (loss) for the three months ended June 30, 2018 and 2017, respectively. Rental expenses related to operating leases of the Company amounted to $564,664 and $511,566, which were charged to the condensed consolidated statements of income (loss) for the six months ended June 30, 2018 and 2017, respectively.

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

Originally, six bromine factories completed their rectification process within factory areas (i.e. excluding crude salt field area) and were approved and scheduled for production commencement by April 2018 as verbally indicated by the local government. Subsequently, the Shandong Provincial government required the local government to conduct “four rating and one comprehensive evaluation” for all of the chemical companies within its jurisdiction. This has delayed the production commencement schedule of the six bromine and crude salt factories. As of the current date, the Company has not received any official approval from the government.

Four of the remaining bromine and crude salt factories have a slightly more complex issue that needs to be resolved. All bromine factories now require paired crude salt pans to prevent the halogen water resulting from the production process from flowing into the sea. Four of these bromine factories do not have a designated crude salt pan where the wastewater could be channeled. The Company has four alternatives for these four factories which do not have paired crude salt pans: 1. It can form partnerships with adjacent bromine facilities that do have crude salt pans. The nature of these partnerships could take many forms. At present, the Company is communicating with a third party about the waste water discharge of the Factory No 10. If an agreement is reached, the Company will invest RMB7 million to build a new aqueduct and discharge the waste water to the designated place for treatment by the designated party.2. The Company could petition the government for a zoning change so that additional land for salt pans could be obtained. The Company believes this might be difficult but is worth pursuing; 3. The Company could negotiate a different method of dealing with this issue; or, 4. These factories could conceivably be forced to close. At the present time, the Company is also working with the government on these issues and has not reached any final solution yet.

Subsequently on June 29 2018, the Company received a formal notice (dated June 25, 2018) jointly issued by various provincial government agencies in Shandong Province (the “Notice”) forwarded by the Weifang City Special Operations Leading Group Office of Safe Production, Transformation and Upgrading of Chemical Industry. In the Notice, the provincial government agencies set forth further requirements and procedures covering the following four aspects for the chemical industrial enterprises: project approval, planning approval, land use rights approval and environmental protection assessment approval. Those standards and procedures apply to all chemical industrial enterprises in Shandong Province including the Company’s bromine plants that have not completed project approval procedures, planning approval procedures, land use rights approval procedures and environmental protection assessment procedures. The Company believes that the government will not grant approval to the Company to allow its bromine and crude salt plants to resume operations until the Company has fully complied with the aforesaid rules set forth in the Notice.

The Shouguang City Bromine Association, on behalf of all the bromine plants in Shouguang, has started discussions with the local government agencies. The local governmental agencies confirmed the facts that their initial requirements for the bromine industry did not include the project approval, the planning approval and the land use rights approval and that those three additional approvals were new requirements of the provincial government. We understood from the local government that it has been coordinating with several government agencies to solve these three outstanding approval issues in a timely manner and that all the affected bromine plants are not allowed to commence production prior to obtaining those approvals.

The Company is not certain how long the temporary delay will be due to the issuance and implement of the Notice. The Company believes that this is another step by the government to improve the environment. It further believes the goal of the government is not to close all plants, but rather to codify the regulations related to project approval, land use, planning approval and environmental protection assessment approval so that illegal plants are not able to open in the future and so that plants close to population centers do not cause serious environmental damage. In addition, the Company believes that the Shandong provincial government wants to assure that each of its regional and county governments has applied the Notice in a consistent manner.

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (“Bohai Park”). This is because the two plants are located in a residential area and their production activities will impact the living environment of the residents. This is as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, and ensure the quality of the living environment of residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations will be ordered to shut down. The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation cost in the amount of $10,925,081 and $9,732,118 as of June 30, 2018 and December 31, 2017 and estimated that the new factory will be fully operational by the beginning of 2020.

The Company does not anticipate that the Company’s new chemical factory will be significantly impacted by the Notice. The Company has secured from the government the land use rights for its chemical plants located at the Bohai Marine Fine Chemical Industry Park and presented a completed construction design draft and other related documents to the local authorities for approval. The Company expected to receive feedback from the local authorities. However, the Company does believe there could be a delay for the approval process given the ongoing rectification and approvals process for the Company’s other plants.

In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. The Company has been working with Xinan Shiyou Daxue (Southwest Petroleum University) and developed a solution to DHCH’s technical drilling problem. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company is preparing to test the equipment and anticipates to begin the trial production in September 2018.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC and SYCI, our historical financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2018 and 2017.

Comparison of the Three-Month Period Ended June 30, 2018 and 2017

	Three-Month Period Ended June 30, 2018	Three-Month Period Ended June 30, 2017	Percent Change Increase/ (Decrease)
Net revenue	$4,594	$47,531,989	(100%)
Cost of net revenue	$(7)	$(26,931,742)	(100%)
Gross profit	$4,587	$20,600,247	(100%)
Sales, marketing and other operating expenses	$(21,025)	$(100,613)	(79%)
Research and development costs	$—	$(65,274)	(100%)
Direct labor and factory overheads incurred during plant shutdown	$(5,689,486)	$—	—
General and administrative expenses	$(1,125,683)	$(2,056,943)	(45%)
Other operating income	$—	$105,055	(100%)
Income (loss) from operations	$(6,831,607)	$18,482,472	(137%)
Other income	$135,493	$90,656	49%
Income (loss) before taxes	$(6,696,114)	$18,573,128	(136%)
Income (taxes) benefit	$1,883,241	$(4,821,450)	(139%)
Net income (loss)	$(4,812,873)	$13,751,678	(135%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2018 as compared to the same period in 2017:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Decrease
	June 30, 2018		June 30, 2017		of Net Revenue
Segment		% of total		% of total
Bromine	$—	—	$18,423,133	39%	(100%)
Crude Salt	$—	—	$2,521,883	5%	(100%)
Chemical Products	$4,594	100%	$26,586,973	56%	(100%)
Total sales	$4,594	100%	$47,531,989	100%	(100%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2018	June 30, 2017	Decrease
Bromine (excluding volume sold to SYCI)	—	4,588	(100%)
Crude Salt	—	81,263	(100%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2018	June 30, 2017	Decrease
Oil and gas exploration additives	—	3,285	(100%)
Paper manufacturing additives	—	951	(100%)
Pesticides manufacturing additives	—	654	(100%)
Pharmaceutical intermediate	—	457	(100%)
By product	—	3,556	(100%)
Overall	—	8,903	(100%)

Bromine segment

For the three-month period ended June 30, 2018, the net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was no bromine in inventory for sale for the three-month period ended June 30, 2018.

Crude salt segment

For the three-month period ended June 30, 2018, the net revenue for the crude salt segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there were limited crude salt products for sale for the three-month period ended June 30, 2018.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	June 30, 2018		June 30, 2017		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$—	—	$6,254,449	23%	(100%)
Paper manufacturing additives	$—	—	$1,069,054	4%	(100%)
Pesticides manufacturing additives	$—	—	$3,425,894	13%	(100%)
Pharmaceutical intermediates	$—	—	$11,441,402	43%	(100%)
By product	$—	—	$4,396,174	17%	(100%)
Raw materials	$4,594	100%	$—	—	—
Total sales	$4,594	100%	$26,586,973	100%	(100%)

For the three-month period ended June 30, 2018, we only sold raw materials in the amount of $4,594 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there were no chemical products in inventory for sale for the three-month period ended June 30, 2018.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2018		June 30, 2017		Net Revenue
Segment		% of total		% of total
Bromine	$—	—	$7,881,894	29%	(100%)
Crude Salt	$—	—	$1,344,171	5%	(100%)
Chemical Products	$7	100%	$17,705,677	66%	(100%)
Total	$7	100%	$26,931,742	100%	(100%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $7 for the three-month period ended June 30, 2018, a decrease of $26,931,735 (or 100%) as compared to the same period in 2017. The decrease is because there is no production and all costs related to direct labor costs and factory overheads were classified in operating expense. See commentary on these costs incurred during plant shutdown in page 27.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2017	42,808	50%
Three-month period ended June 30, 2018	42,808	—
Variance of the three-month period ended June 30, 2018 and 2017	—	(50%)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio was 0% for the three-month period ended June 30, 2018 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.

In view of the trend of a decrease in the bromine concentration of the brine water being extracted at our production facilities as explained in 2017 Form 10-K, and in order to reduce the leakage rate and attempt to recover the annual production capacity of bromine and crude salt to a higher level in the future, we plan to carry out enhancement projects for the transmission channels and ducts and our existing bromine extraction in 2018. During the three-month period ended June 30, 2018, we carried out enhancement projects for the transmission channels and ducts in the amount of $8,707,856. We expect to carry out enhancement projects for our existing bromine extraction in the third or fourth quarters of 2018 when conditions permit.

Bromine segment

For the three-month period ended June 30, 2018, the cost of net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was no bromine in inventory for sale for the three-month period ended June 30, 2018.

Crude salt segment

For the three-month period ended June 30, 2018, cost of net revenue for the crude salt segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there were limited crude salt products for sale for the three-month period ended June 30, 2018.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2018 was $7 compared to $17,705,677 for the same period in 2017. We only sold raw materials in the amount of $4,594 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there were no chemical products in inventory for sale for the three-month period ended June 30, 2018.

Gross Profit. Gross profit was $4,587, of net revenue for three-month period ended June 30, 2018 compared to $20,600,247, or 43%, of net revenue for the same period in 2017.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2018		June 30, 2017		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$—	—	$10,541,239	57%	(57%)
Crude Salt	$—	—	$1,177,712	47%	(47%)
Chemical Products	$4,587	100%	$8,881,296	33%	67%
Total Gross Profit	$4,587	100%	$20,600,247	43%	57%

Bromine segment

For the three-month period ended June 30, 2018, the gross profit margin for our bromine segment was 0% due to the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. As a result, there was no bromine in inventory for sale for the three-month period ended June 30, 2018.

Crude salt segment

For the three-month period ended June 30, 2018, the gross profit margin for our crude salt segment was 0% due to the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. As a result, there were limited crude salt products for sale for the three-month period ended June 30, 2018.

Chemical products segment

For the three-month period ended June 30, 2018, the gross profit margin for our chemical segment was 100% because the goods sold was raw materials in which we had recorded a 100% allowance for obsolescence in the fiscal year 2017.

Research and Development Costs . The total research and development costs incurred for the three-month period ended June 30, 2018 and 2017 were $0 and $65,274, respectively, a decrease of 100%. Due to the closure of our chemical factories since September 1, 2017, there were no research and development costs incurred for the three-month period ended June 30, 2018. Research and development costs for the three-month period ended June 30, 2017 represented raw materials used by SYCI for testing the manufacturing routine.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that production at all its factories be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) of a total amount of $5,689,486 incurred for the three-month period end June 30, 2018 which would have been presented in the cost of net revenue were presented as part of the operating expense. The Company did not lay off any workers during the shutdown period and continued to depreciate the plant and machinery as it intends to use these plant and machinery when the factories resume production.

General and Administrative Expenses. General and administrative expenses were $1,125,683 for the three-month period ended June 30, 2018, a decrease of $931,260 (or 45%) as compared to $2,056,943 for the same period in 2017. This decrease in general and administrative expenses was primarily due to the unrealized exchange gain in relation to the translation difference of inter-company balances in RMB and USD for the three-month period ended June 30, 2018 amounted to $1,403,938, as compared to the unrealized exchange loss for the same period in 2017 amounted to $466,655, which offset by the increased property tax and land use right tax in the amount of $909,262 due to the increased tax rate by the government.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $0 for the three-month period ended June 30, 2018, as compared to $105,055 for the same period in 2017. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices. Due to the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017, there was no wastewater for sale for the three-month period ended June 30, 2018. We have no commitments under the agreement which terminated by February 28, 2018 for the minimum amount that we must sell.

Income (loss) from Operations Loss from operations was $6,831,607 for the three-month period ended June 30, 2018, compared to an income of $18,482,472 in the same period in 2017.

	Income (loss) from Operations by Segment
	Three-Month Period Ended June 30, 2018		Three-Month Period Ended June 30, 2017
Segment:		% of total		% of total
Bromine	$(5,577,272)	69%	$9,740,981	51%
Crude Salt	(1,731,592)	21%	1,051,202	5%
Chemical Products	(727,595)	9%	8,318,480	44%
Natural Gas	(45,295)	1%	(33,529)	—
Income (loss) from operations before corporate costs	(8,081,754)	100%	19,077,134	100%
Corporate costs	(153,791)		(128,007)
Unrealized(loss)/gain on translation of Intercompany balance	1,403,938		(466,655)
Income (loss) from operations	$(6,831,607)		$18,482,472

Bromine segment

Loss from operations from our bromine segment was $5,577,272 for the three-month period ended June 30, 2018, compared to an income of $9,740,981 in the same period in 2017. This decrease is due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.The direct labor and factory overheads incurred during the plant shutdown were expensed in the three-month period ended June 30, 2018.

Crude salt segment

Loss from operations from our crude salt segment was $1,731,592 for the three-month period ended June 30, 2018, compared to an income of $1,051,202 in the same period in 2017. This decrease is due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. The direct labor and factory overheads incurred during plant shutdown were expensed in the three-month period ended June 30, 2018.

Chemical products segment

Loss from operations from our chemical products segment was $727,595 for the three-month period ended June 30, 2018, compared to an income of $8,318,480 in the same period in 2017. This decrease was attributable to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in the Bohai Park. As a result, there were no chemical products, except for limited raw materials for sale for the three-month period ended June 30, 2018.

Other Income, Net Other income, net of $135,493 represented bank interest income, net of capital lease interest expense for the three -month period ended June 30, 2018, an increase of $44,837 (or approximately 49%) as compared to the same period in 2017.

Net Income (loss) Net loss was $4,812,873 for the three-month period ended June 30, 2018, compared to an net income of $13,751,678 in the same period in 2017. This decrease was attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017, there are no bromine and chemical products in inventory, except for limited raw materials for selling for the three-month period ended June 30, 2018.

Effective Tax Rate Our effective tax rate for the three-month period ended June 30, 2018 and 2017 were 28% and 26% respectively. The effective tax rate for the three-month period ended June 30, 2018 was 3% higher than the PRC statutory income tax rate of 25% mainly due to non-taxable items, offset by non-deductible expense in connection with the unrealized exchange gain for the Company. The effective tax rate for the three-month period ended June 30, 2017 was 1% higher than the PRC statutory income tax rate of 25% mainly due to non-deductible expense in connection with the unrealized exchange loss for the Company.

Comparison of the Six-Month Period Ended June 30, 2018 and 2017

	Six-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2017	Percent Change Increase/ (Decrease)
Net revenue	$2,251,861	$80,320,482	(97%)
Cost of net revenue	$(1,241,816)	$(47,145,605)	(97%)
Gross profit	$1,010,045	$33,174,877	(97%)
Sales, marketing and other operating expenses	$(55,999)	$(176,446)	(68%)
Research and development costs	$—	$(127,172)	(100%)
Direct labor and factory overheads incurred during plant shutdown	$(11,385,005)	$—	—
General and administrative expenses	$(4,697,628)	$(3,785,403)	24%
Other operating income	$—	$209,613	(100%)
Income (loss)from operations	$(15,128,587)	$29,295,469	(152%)
Other income	$261,627	$174,605	50%
Income (loss)before taxes	$(14,866,960)	$29,470,074	(150%)
Income (taxes) benefit	$3,076,987	$(7,643,276)	(140%)
Net income (loss)	$(11,789,973)	$21,826,798	(154%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2018 as compared to the same period in 2017:

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Decrease
	June 30, 2018		June 30, 2017		of Net Revenue
Segment		% of total		% of total
Bromine	$—	—	$32,345,527	40%	(100%)
Crude Salt	$1,638,493	73%	$4,335,661	6%	(62%)
Chemical Products	$613,368	27%	$43,639,294	54%	(99%)
Total sales	$2,251,861	100%	$80,320,482	100%	(97%)

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2018	June 30, 2017	Decrease
Bromine (excluding volume sold to SYCI)	—	8,008	(100%)
Crude Salt	41,580	141,927	(71%)

	Six-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2018	June 30, 2017	Decrease
Oil and gas exploration additives	—	5,390	(100%)
Paper manufacturing additives	—	1,566	(100%)
Pesticides manufacturing additives	14	1,070	(99%)
Pharmaceutical intermediate	—	765	(100%)
By product	96	6,203	(98%)
Overall	110	14,994	(99%)

Bromine segment

For the six-month period ended June 30, 2018, the net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was no bromine in inventory for sale for the six-month period ended June 30, 2018.

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in the sales volume of crude salt. The sales volume of crude salt decreased by 71% from 141,927 tonnes for the six-month period ended June 30, 2017 to 41,580 tonnes for the same period in 2018. This decrease was attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was limited crude salt for sale for the six-month period ended June 30, 2018.

The average selling price of crude salt increased by 29% from $30.55 per tonne for the six-month period ended June 30, 2017 to $39.41 per tonne for the same period in 2018.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for six-month period ended June 30, 2018 from the same period in 2017.

Six-Month Period Ended June 30,
Decrease in net revenue of crude salt as a result of:	2018 vs. 2017
Increase in average selling price	$812,728
Decrease in sales volume	$(3,509,896)
Total effect on net revenue of crude salt	$(2,697,168)

Chemical products segment

	Product Mix of Chemical Products Segment					Percent
	Six-Month Period Ended			Six-Month Period Ended		Change of
	June 30, 2018			June 30, 2017		Net Revenue
Chemical Products			% of total		% of total
Oil and gas exploration additives	$		—	$10,231,746	24%	(100%)
Paper manufacturing additives	$		—	$1,757,331	4%	(100%)
Pesticides manufacturing additives		$98,200	16%	$5,642,604	13%	(98%)
Pharmaceutical intermediates		$—	—	$18,404,910	42%	(100%)
By product		$154,666	25%	$7,602,703	17%	(98%)
Raw materials		$360,502	59%	$—	—	—
Total sales		$613,368	100%	$43,639,294	100%	(99%)

Net revenue from our chemical products segment decreased from $43,639,294 for the six-month period ended June 30, 2017 to $613,368 for the same period in 2018, a decrease of approximately 99%. This decrease was attributable to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in the Bohai Park. As a result there were limited chemical products for sale for the six-month period ended June 30, 2018 and no chemical product in inventory at the end of June 30, 2018. Net revenue from our pesticides manufacturing additives decreased from $5,642,604 for the six-month period ended June 30, 2017 to $98,200 for the same period in 2018, a decrease of approximately 98%. Net revenue from our byproducts decreased from $7,602,703 for the six-month period ended June 30, 2017 to $154,666 for the same period in 2018, a decrease of approximately 98%. Since we do not expect our new chemical factory to be fully operational until the beginning of 2020, we sold our raw materials in the amount of $360,502 for the six-month period ended June 30, 2018.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2018		June 30, 2017		Net Revenue
Segment		% of total		% of total
Bromine	$—	—	$15,682,880	33%	(100%)
Crude Salt	$697,488	56%	$2,195,004	5%	(68%)
Chemical Products	$544,328	44%	$29,267,721	62%	(98%)
Total	$1,241,816	100%	$47,145,605	100%	(97%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $1,241,816 for the six-month period ended June 30, 2018, a decrease of $45,903,789 (or 97%) as compared to the same period in 2017.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2017	42,808	43%
Six-month period ended June 30, 2018	42,808	—
Variance of the six-month period ended June 30, 2018 and 2017	—	(43%)

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio was 0% for the six-month period ended June 30, 2018 was due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.

Bromine segment

For the six-month period ended June 30, 2018, the cost of net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was no bromine in inventory for sale for the six-month period ended June 30, 2018.

Crude salt segment

The cost of net revenue for our crude salt segment for the six-month period ended June 30, 2018 was $697,488, representing a decrease of $1,497,516, or 68%, compared to $2,195,004 for the same period in 2017. This decrease was attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was limited crude salt for sale for the six-month period ended June 30, 2018.

Chemical products segment

Cost of net revenue for our chemical products segment for the six-month period ended June 30, 2018 was $544,328, representing a decrease of $28,723,393 or 98% over the same period in 2017. This decrease was attributable to the sale of lower margin raw material items as the chemical factories were closed in September 2017 for relocation and is not expected to resume operations until early 2020.

Gross Profit. Gross profit was $1,010,045, or 45%, of net revenue for six-month period ended June 30, 2018 compared to $33,174,877, or 41%, of net revenue for the same period in 2017.

	Gross Profit by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2018		June 30, 2017		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$—	—	$16,662,647	52%	(52%)
Crude Salt	$941,005	57%	$2,140,657	49%	8%
Chemical Products	$69,040	11%	$14,371,573	33%	(22%)
Total Gross Profit	$1,010,045	45%	$33,174,877	41%	4%

Bromine segment

For the six-month period ended June 30, 2018, the gross profit margin for our bromine segment was 0% due to the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. As a result, there was no bromine in inventory for sale for the six-month period ended June 30, 2018.

Crude salt segment

For the six-month period ended June 30, 2018 the gross profit margin for our crude salt segment was 57%, as compared to of 49% for the same period in 2018. This 8% increase is mainly due to the increased average selling price.

Chemical products segment

For the six-month period ended June 30, 2018, the gross profit margin for our chemical segment was 11% because the goods sold was raw materials in which we had recorded a 100% allowance for obsolescence in the fiscal year 2017.

Research and Development Costs. The total research and development costs incurred for the six-month period ended June 30, 2018 and 2017 were $0 and $127,172, respectively, a decrease of 100%. Due to the closure of our chemical factories since September 1, 2017, there were no research and development costs incurred for the six-month period ended June 30, 2018. Research and development costs for the six-month period ended June 30, 2017 represented raw materials used by SYCI for testing the manufacturing routine.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that production at all its factories be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) of a total amount of $11,385,005 incurred for the six-month period end June 30, 2018 which would have been presented in the cost of net revenue were presented as part of the operating expense. The Company did not lay off any workers during the shutdown period and continued to depreciate the plant and machinery as it intends to use these plant and machinery when the factories resume production.

General and Administrative Expenses. General and administrative expenses were $4,697,628 for the six-month period ended June 30, 2018, an increase of $912,225 (or 24%) as compared to $3,785,403 for the same period in 2017. This increase in general and administrative expenses was primarily due to the increased property tax and land use right tax in the amount of $1,823,926 due to the increased tax rate by the government, which offset by the unrealized exchange gain in relation to the translation difference of inter-company balances in USD and RMB for the six-month period ended June 30, 2018 amounted to $345,086, as compared to the unrealized exchange loss for the same period in 2017 amounted to $603,910.

Other Operating Income Other operating income, which represented the sales of wastewater to some of our customers, was $0 for the six-month period ended June 30, 2018, as compared to $209,613 for the same period in 2017. Wastewater is generated from the production of bromine and eventually becomes crude salt when it evaporates. Not all of our bromine production plants have sufficient area on the property to allow for evaporation of wastewater to produce crude salt. Certain of our customers who have facilities located adjacent to our bromine production plants have agreed to channel our wastewater into brine pans on their properties for evaporation. These customers then are able to sell the resulting crude salt themselves. We signed agreements with four of our customers to sell them our wastewater at market prices. Due to the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017, there was no wastewater for sale for the six-month period ended June 30, 2018. We have no commitments under the agreement which terminated on February 28, 2018 for the minimum amount that we must sell.

Income (Loss) from Operations. Loss from operations was $15,128,587 for the six-month period ended June 30, 2018, compared to an income of $29,295,469 in the same period in 2017..

	Income(Loss) from Operations by Segment
	Six-Month Period Ended June 30, 2018		Six-Month Period Ended June 30, 2017
Segment:		% of total		% of total
Bromine	$(11,167,828)	73%	$15,012,915	50%
Crude Salt	(2,539,475)	17%	1,937,089	6%
Chemical Products	(1,402,366)	9%	13,264,657	44%
Natural Gas	(80,950)	1%	(57,287)	—
Income(loss)from operations before corporate costs	(15,190,619)	100%	30,157,374	100%
Corporate costs	(283,054)		(257,995)
Unrealized (loss)/gain on translation of intercompany balance	345,086		(603,910)
Income (loss) from operations before taxes	$(15,128,587)		$29,295,469

Bromine segment

Loss from operations from our bromine segment was $11,167,828 for the six-month period ended June 30, 2018, compared to an income of $15,012,915 in the same period in 2017. This decrease is due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.The direct labor and factory overheads incurred during the plant shutdown were expensed in the six-month period ended June 30, 2018.

Crude salt segment

Loss from operations from our crude salt segment was $2,539,475 for the six-month period ended June 30, 2018, compared to an income of $1,937,089 in the same period in 2017. This decrease is due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. The direct labor and factory overheads incurred during plant shutdown were expensed in the six-month period ended June 30, 2018.

Chemical products segment

Loss from operations from our chemical products segment was $1,402,366 for the six-month period ended June 30, 2018, compared to an income of $13,264,657 in the same period in 2017. This decrease was attributable to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in the Bohai Park. As a result, there were no chemical products, except for limited raw materials for sale for the six-month period ended June 30, 2018.

Other Income, Net. Other income, net of $261,627 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2018, an increase of $87,022 (or approximately 50%) as compared to the same period in 2017.

Net Income (Loss). Net loss was $11,789,973 for the six-month period ended June 30, 2018, compared to an net income of $21,826,798 in the same period in 2017. This decrease was attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017, there are no bromine and chemical products in inventory, except for limited raw materials for selling for the six-month period ended June 30, 2018.

Effective Tax Rate. Our effective tax rate for the six-month period ended June 30, 2018 and 2017 was 21% and 26%, respectively. The effective tax rate for the six-month period ended June 30, 2018 was 4% lower than the PRC statutory income tax rate of 25%, due to non-deductible expense, offset by non-taxable items. The effective tax rate for the six-month period ended June 30, 2017 was 1% higher than the PRC statutory income tax rate of 25% mainly due to non-deductible expense in connection with the unrealized exchange loss for the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, cash and cash equivalents were $215,975,864 as compared to $208,906,759 as of December 31, 2017. The components of this increase of $7,069,105 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2018	2017
Net cash provided by operating activities	$21,392,313	$9,503,332
Net cash used in investing activities	$(11,026,919)	$(878,932)
Net cash used in financing activities	$(294,295)	$(273,873)
Effects of exchange rate changes on cash and cash equivalents	$(3,001,994)	$4,068,173
Net increase in cash and cash equivalents	$7,069,105	$12,418,700

For the six-month period ended June 30, 2018, we met our working capital and capital investment requirements by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the six-month period ended June 30, 2018 and 2017, we had positive cash flow from operating activities of approximately $21.4 million and $9.5 million, respectively.

During the six-month period ended June 30, 2018, cash flow from operating activities of approximately $21.4 million, mainly due to (i) substantial non-cash charges in the amounts of approximately $6.5 million, mainly in the form of depreciation and amortization of property, plant and equipment; partially offset by deferred tax assets; and (ii)cash generated from working capital of approximately $26.7 million, which mainly consisted of the decrease in accounts receivable and inventories and an increase in taxes payable.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
		% of total		% of total
Aged 1-30 days	$—	—	$1,955,296	7%
Aged 31-60 days	$—	—	$1,284,013	4%
Aged 61-90 days	$—	—	$692,781	2%
Aged 91-120 days	$—	—	$2,675,960	9%
Aged 121-150 days	$—	—	$8,783,405	30%
Aged 151-180 days	$1,843,488	40%	$5,079,545	17%
Aged 181-210 days	$1,804,233	39%	$5,983,997	20%
Aged 211-240 days	$1,002,529	21%	$3,310,887	11%
Total	$4,650,250	100%	$29,765,884	100%

The overall accounts receivable balance as of June 30, 2018 decreased by $25,115,634 (or 84%), as compared to those of December 31, 2017. Approximately 28% of the balances of accounts receivable as of June 30, 2018 aged more than 90 days were settled by July 31, 2018. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the six-month period ended June 30, 2018 is required.

Inventory

Our inventory consists of the following:

	June 30, 2018		December 31, 2017
		% of total		% of total
Raw materials	$14,414	8%	$396,482	33%
Finished goods	$166,680	92%	$844,224	71%
	$181,094	100%	$1,240,706	104%
Allowance for obsolete and slowing-moving inventory	$—	—	$(43,921)	(4)
Total	$181,094	100%	$1,196,785	100%

The net inventory level as of June 30, 2018 decreased by $1,015,691 (or 85%), as compared to the net inventory level as of December 31, 2017.

Raw materials decreased by 96% as of June 30, 2018 as compared to December 31, 2017. All of the raw materials are basic chemical industry materials, few of which have a possibility of loss over time, or major fluctuations in their prices. So, we concluded that all of our raw materials as of June 30, 2018 are fully realizable for production of finished goods without any impairment. We sold raw materials in amount of $360,502 due to our chemical factory relocation for the six-month periods ended June 30, 2018.

Our finished goods consist of bromine, crude salt and chemical products. There are no bromine and chemical products in inventory at the end of the second quarter of 2018.

As of June 30, 2018, the crude salt included in the inventory is approximately $0.2 million. The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne increased from $30.55 for fiscal year 2017 to $39.41 for the first quarter of 2018. We did not sell our crude salt in the second quarter of 2018. We expect to sell the remaining crude salt in the inventory by September 2018. We believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than the current price.

Net Cash Used in Investing Activities

 For the six-month period ended June 30, 2018, we used approximately $0.7 million cash for the prepayment of land leases. We also used approximately $10.33 million to perform the rectification and improvements of our bromine and crude salt factories, the relocation of our chemical factories for the six-month period ended June 30, 2018.

For the six-month period ended June 30, 2017, we used approximately $0.8 million cash for the prepayment of land leases. We also used approximately $0.06 million to acquire property, plant and equipment for the six-month period ended June 30, 2017.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the six-month period ended June 30, 2018 and 2017.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $219.5 million at June 30, 2018 as compared to approximately $237.8 million at December 31, 2017.

We had available cash of approximately $216.0 million at June 30, 2018, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for the rectification and improvements of our bromine and crude salt factories, the relocation of our chemical factories (See note 1(b) in the notes to the consolidated financial statements), future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2018 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 17 – Capital Commitment and Operating Lease Commitments”.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes with respect to risk factors as previously disclosed in our 2017 Form 10-K.  Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2017 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2017 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 10, 2018	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 10, 2018	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)