Form 10-K/A
period 2017-12-31
GULF RESOURCES, INC.
filed 2018-11-09
CIK 885462

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

Explanatory Note

This Amendment no. 2 on Form 10-K/A is being filed to reflect the correction of an error in the previously reported fiscal year 2017 financial statements as filed on March 16, 2018 related to the one-time mandatory federal transition tax on accumulated foreign earnings. See Note 2 to the Consolidated Financial Statements included in item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts. Items that have not been amended have been omitted from this amendment.

The following are the sections that are impacted by the correction of the error:

Part 1, Item 1 - Business

Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8 - Financial Statements and Supplementary Data

Part II, Item 9A - Controls and Procedures

The Company is also concurrently filing amended Quarterly Reports for the quarterly periods ended March 31, 2018 and June 30, 2018 to restate the previously issued interim financial statements due to the error described above.

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

	Net Revenue by Segment
	Year Ended December 31, 2017		Year Ended December 31, 2016
Segment:	% of total		% of total
Bromine	$42,224,901	39%	$56,811,730	38%
Crude Salt	$8,986,080	8%	$8,985,852	6%
Chemical Products	$56,311,460	53%	$83,477,420	56%
Total sales	$107,522,441	100%	$149,275,002	100%

Segment:	Percentage Decrease in Net Revenue from fiscal year 2016 to 2017
Bromine	(26%)
Crude Salt-	—
Chemical Products	(33%)

SCHC’s products sold in metric tons	Year ended December 31, 2017	Year ended December 31, 2016	Percentage Change Decrease
Bromine	10,681	14,955	(29%)
Crude Salt	274,534	316,161	(13%)

Chemical products segment sold in metric tons	Year ended December 31, 2017	Year ended December 31, 2016	Percentage Change Decrease
Oil and gas exploration additives	6,751	10,505	(36%)
Paper manufacturing additives	2,016	3,032	(33%)
Pesticides manufacturing additives	1,309	2,179	(40%)
Pharmaceutical intermediates	1,058	1,617	(35%)
By products	7,638	12,043	(37%)
	18,772	29,376	(36%)

	Income from Operations by Segment
	Year ended December 31, 2017		Year ended December 31, 2016
Segment:		% of total		% of total
Bromine	$12,460,230	90%	$21,224,862	45%
Crude Salt	$2,426,137	18%	9,076	—
Chemical Products	$(1,024,569)	(7%)	$25,473,792	55%
Natural Gas	$(116,465)	(1%)	$(4,906)	—
Income from operations before corporate costs	$13,745,333	100%	$46,702,824	100%
Corporate costs	$(1,015,963)		$(682,210)
Unrealized translation difference	$(1,557,759)		$1,702,728
Income from operations	$11,171,611		$47,723,342

Year Ended December 31, 2017(Restated)	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$42,224,901	$8,986,080	$56,311,460	$—	$107,522,441	$—	$107,522,441
Net revenue (intersegment)	6,305,642	—	—	—	6,305,642	—	6,305,642
Income from operations before income taxes	12,460,230	2,426,137	(1,024,569)	(116,465)	13,745,333	(2,573,722)	11,171,611
Income taxes	3,156,016	585,521	(131,397)	—	3,610,140	—	3,610,140
Income from operations after income taxes	9,304,214	1,840,616	(893,172)	(116,465)	10,135,193	(2,573,722)	7,561,471
Total assets	147,124,127	51,512,530	186,677,501	2,119,756	387,433,914	65,509	387,499,423
Depreciation and amortization	14,533,169	2,452,737	3,211,407	—	20,197,313	—	20,197,313
Capital expenditures	465,655	17,411,762	—	61,235	17,938,652	—	17,938,652
Goodwill	—	—	29,374,909	—	29,374,909	—	29,374,909

Year Ended December 31, 2016	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$56,811,730	$8,985,852	$83,477,420	$—	$149,275,002	$—	$149,275,002
Net revenue (intersegment)	8,484,617	—	—	—	8,484,617	—	8,484,617
Income from operations before income taxes	21,224,862	9,076	25,473,792	(4,906)	46,702,824	1,020,518	47,723,342
Income taxes	5,306,216	9,022	6,494,969	—	11,810,207	—	11,810,207
Income from operations after income taxes	15,918,646	54	18,978,823	(4,906)	34,892,617	1,020,518	35,913,135
Total assets	143,145,960	33,980,033	186,676,983	1,799,094	365,602,070	89,283	365,691,353
Depreciation and amortization	15,056,980	5,221,667	4,601,599	—	24,880,246	—	24,880,246
Capital expenditures	12,912,583	2,335,963	—	1,747,316	16,995,862	—	16,995,862
Goodwill	—	—	27,668,539	—	27,668,539	—	27,668,539

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

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Previously issued Financial Statements

We determined that the entire one-time mandatory federal transition tax on accumulated foreign earnings can be offset against a portion of the Company’s US federal net operating loss carryovers and foreign tax credit carryovers. As a result, the Company did not need to accrue the $5,402,000 of income taxes and we are restating our consolidated financial statements as of and for the year ended December 31,2017 to correct this error. See Note 2 to the Consolidated Financial Statements included in Item 8 for a reconciliation of the previously reported amounts to the restated amounts.

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

RESULTS OF OPERATIONS

Year ended December 31, 2017 as compared to year ended December 31, 2016

	Years ended
	December 31, 2017 (Restated)	December 31, 2016		Percent Change Increase/ (Decrease)
Net Revenue	$107,522,441		$149,275,002	(28%)
Cost of Net Revenue	$(63,157,090)		$(94,785,671)	(33%)
Gross Profit	$44,365,351		$54,489,331	(19%)
Sales, Marketing and Other Operating Expense	$(278,600)		$(343,105)	(19%)
Research and Development Costs	$(195,195)		$(261,931)	(25%)
Write-off / Impairment on property, plant and equipment	$(17,581,244)		$(106,545)	16,401%
Loss on demolition of factory	$—		$(1,053,445)	(100%)
Direct labor and factory overheads incurred during plant shutdown	$(6,883,557)	$		—
General and Administrative Expenses	$(8,536,757)		$(5,434,755)	57%
Other Operating Income	$281,613		$433,792	(35%)
Income from Operations	$11,171,611		$47,723,342	(77%)
Other Income, Net	$391,842		$312,696	25%
Income before Taxes	$11,563,453		$48,036,038	(76%)
Income Taxes	$(3,610,140)		$(11,810,207)	(69%)
Net Income	$7,953,313		$36,225,831	(78%)

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

Net Income(Restated). Net income was $7,953,313 for the fiscal year 2017, a decrease of $28,272,518 (or approximately 78%) as compared to the same period in 2016. This decrease was mainly due to (i) the closure of all of our plant and factories to perform rectification and improvement and relocation since September 1, 2017. Some of our local customers were also requested to stop production, which affected our customers’ industries and our sales volume; and (ii) the impairment loss on property, plant and equipment related to the relocation of our chemical production plant to Bohai Marine Fine Chemical Industry Park.

Effective Tax Rate(Restated). Our effective tax rates for the fiscal years 2017 and 2016 were 31% and 25%, respectively. The effective tax rate of 31% for the fiscal year 2017 differs from the PRC statutory income tax rate of 25% mainly due to non-deductible item in connection with the unrealized exchange loss. The effective tax rate of 25% for the fiscal year 2016 is consistent with the PRC statutory income tax rate.

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

Net Cash Provided by Operating Activities (Restated)

During the years ended December 31, 2017 and 2016, we had positive cash flow from operating activities of approximately $62.8 million and $55.2 million respectively, primarily attributable to net income.

During the year ended December 31, 2017, cash flow from operating activities of approximately $62.8 million exceeded our net income of approximately $8.0 million due to non-cash charges in the amount of approximately $36.7 million, mainly in the form of depreciation and amortization of property, plant and equipment, property, plant and equipment impairment and exchange loss on intercompany balances; and cash used in working capital of approximately $18.0 million, which mainly consisted of a decrease in accounts receivable and inventories and partially offset by the increase in prepayment and deposit and decrease in accounts payable and accrued expenses and taxes payable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gulf Resources, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2017 consolidated financial statements

As discussed in Note 2 to the consolidated financial statements, the accompanying December 31, 2017 consolidated financial statements have been restated to correct misstatements related to the one-time mandatory federal transition tax on accumulated foreign earnings.

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

Blue Bell, Pennsylvania

March 16, 2018 (except for the effects of the restatement described in Note 2, to which the date is November 9, 2018).

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
	As of December 31,
	2017 Restated	2016
Current Assets
Cash	$208,906,759	$163,884,574
Accounts receivable	29,765,884	51,835,218
Inventories, net	1,196,785	5,881,681
Prepayments and deposits	1,395,289	117,338
Prepaid land leases	246,640	47,255
Other receivables	2,089	1,424
Total Current Assets	241,513,446	221,767,490
Non-Current Assets
Property, plant and equipment, net	95,114,504	108,731,126
Property, plant and equipment under capital leases, net	492,238	554,257
Prepaid land leases, net of current portion	14,477,771	4,754,169
Deferred tax assets	6,526,555	2,215,772
Goodwill	29,374,909	27,668,539
Total non-current assets	145,985,977	143,923,863
Total Assets	$387,499,423	$365,691,353

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,032,083	$8,682,318
Retention payable	956,351	733,869
Capital lease obligation, current portion	203,206	187,678
Taxes payable-current	1,041,592	4,341,331
Total Current Liabilities	3,233,232	13,945,196
Non-Current Liabilities
Capital lease obligation, net of current portion	2,303,995	2,284,959
Total non-Current Liabilities	2,303,995	2,284,959
Total Liabilities	$5,537,227	$16,230,155

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 and 47,052,940 shares issued; and 46,803,791 and 46,793,791 shares outstanding as of December 31, 2017 and 2016, respectively	23,525	23,525
Treasury stock; 249,149 and 259,149 shares as of December 31, 2017 and 2016	(554,870)	(577,141)
Additional paid-in capital	94,524,608	94,156,679
Retained earnings unappropriated	255,572,431	248,941,696
Retained earnings appropriated	24,233,544	22,910,966
Accumulated other comprehensive income(loss)	8,162,958	(15,994,527)
Total Stockholders’ Equity	381,962,196	349,461,198
Total Liabilities and Stockholders’ Equity	$387,499,423	$365,691,353

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Years Ended December 31,
	2017 Restated	2016
NET REVENUE
Net revenue	$107,522,441	$149,275,002

OPERATING INCOME (EXPENSE)
Cost of net revenue	(63,157,090)	(94,785,671)
Sales, marketing and other operating expenses	(278,600)	(343,105)
Research and development cost	(195,195)	(261,931)
Write-off / Impairment on property, plant and equipment	(17,581,244)	(106,545)
Loss on demolition of factory	—	(1,053,445)
Direct labor and factory overheads incurred during plant shutdown	(6,883,557)	—
General and administrative expenses	(8,536,757)	(5,434,755)
Other operating income	281,613	433,792
	(96,350,830)	(101,551,660)

INCOME FROM OPERATIONS	11,171,611	47,723,342

OTHER INCOME (EXPENSE)
Interest expense	(164,321)	(174,921)
Interest income	556,163	487,617
	391,842	312,696
INCOME BEFORE INCOME TAXES	11,563,453	48,036,038

INCOME TAXES	(3,610,140)	(11,810,207)

NET INCOME	$7,953,313	$36,225,831

COMPREHENSIVE INCOME
NET INCOME	7,953,313	36,225,831
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	24,157,485	(24,930,808)

COMPREHENSIVE INCOME	$32,110,798	$11,295,023

EARNINGS PER SHARE
BASIC	$0.17	$0.78
DILUTED	$0.17	$0.78

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	46,796,476	46,279,033
DILUTED	46,835,830	46,625,663

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total
							(Restated)			(Restated)

BALANCE AT JANUARY 1, 2016	46,276,269	46,007,120	269,149	23,139	$(599,441)	$94,124,065	$215,286,395	$20,340,436	$8,936,281	$338,110,875
Translation adjustment	-	—	—	—	—	—	—	—	(24,930,808)	(24,930,808)
Common stock issued		10,000	(10,000)		22,300	(7,300)	—	—	—	15,000
Cashless exercise of stock options	776,671	776,671	—	386	—	(386)	—	—	—	—
Issuance of stock options to employees and director	—	—	—	—	—	40,300	—	—	—	40,300
Net income for year ended December 31, 2016	—	—	—	—	—	—	36,225,831	—	—	36,225,831
Transfer to statutory common reserve fund	—	—	—	—	—	—	(2,570,530	2,570,530	—	—
BALANCE AT DECEMBER 31, 2016	47,052,940	46,793,791	259,149	23,525	$(577,141)	$94,156,679	$248,941,696	$22,910,966	$(15,994,527)	$349,461,198
BALANCE AT JANUARY 1, 2017	47,052,940	46,793,791	259,149	23,525	$(577,141)	$94,156,679	$248,941,696	$22,910,966	$(15,994,527)	$349,461,198
Translation adjustment	—	—	—	—		—	—	—	24,157,485	24,157,485
Common stock issued	—	10,000	(10,000)	—	22,271	(4,471)	—	—	—	17,800
Issuance of stock options to employees and directors	—	—	—	—	—	372,400	—	—	—	372,400
Net income for year ended December 31, 2017 (Restated)	—	—	—	—	—	—	7,953,313	—	—	7,953,313
Transfer to statutory common reserve fund	—	—	—	—	—	—	(1,322,578)	1,322,578	—	—
BALANCE AT DECEMBER 31, 2017 (Restated)	47,052,940	46,803,791	249,149	23,525	$(554,870)	$94,524,608	$255,572,431	$24,233,544	$8,162,958	$381,962,196

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
	Years Ended December 31,
	2017 Restated	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,953,313	$36,225,831
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	163,184	174,167
Amortization of prepaid land leases	982,108	774,250
Depreciation and amortization	20,197,313	24,880,246
Allowance for obsolete and slow-moving inventories	43,921	(12,691)
Write-off / Impairment loss on property, plant and equipment	17,581,244	106,545
Loss on demolition of factory	—	1,053,445
Unrealized translation difference	1,557,759	(1,702,728)
Deferred tax asset	(4,126,947)	3,013
Stock-based compensation expense-options	372,400	40,300
Treasury stock issued for services	17,800	15,000
Changes in assets and liabilities
Accounts receivable	26,110,087	(6,167,996)
Other receivables	(580)	(877)
Inventories	4,883,850	901,528
Prepayment and deposits	(1,389,367)	(128,384)
Accounts payable and accrued expenses	(8,203,290)	(503,015)
Retention payable	206,211	(365,150)
Taxes payable	(3,597,390)	(76,886)
Net cash provided by operating activities	62,751,616	55,216,598

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of prepaid land leases	(10,481,323)	(673,934)
Compensation received from government on property disposition	—	2,708,417
Purchase of property, plant and equipment	(17,938,652)	(16,995,862)
Net cash used in investing activities	(28,419,975)	(14,961,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation	(273,873)	(287,387)
Net cash used in financing activities	(273,873)	(287,387)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10,964,417	(9,689,650)
NET INCREASE IN CASH AND CASH EQUIVALENTS	45,022,185	30,278,182
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	163,884,574	133,606,392
CASH AND CASH EQUIVALENTS - END OF YEAR	$208,906,759	$163,884,574

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2017 Restated	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$11,113,143	$12,140,763
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Par value of common stock issued upon cashless exercise of options	$—	$386

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2017 Restated	2016
Numerator
Net income	$7,953,313	$36,225,831

Denominator
Basic: Weighted-average common shares outstanding during the year	46,796,476	46,279,033
Add: Dilutive effect of stock options	39,354	346,630
Diluted	46,835,830	46,625,663

Earnings per share
Basic	$0.17	$0.78
Diluted	$0.17	$0.78

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company determined that the entire amount of the one-time mandatory federal transition tax on accumulated foreign earnings can be offset against a portion of the Company’s US federal net operating loss carryovers and foreign tax credit carryovers. As a result, the Company did not need to accrue the $5,402,000 of income taxes and is restating the consolidated financial statements as of and for the year ended December 31, 2017 to correct this error.

The table below sets forth the effect of the restatement on the consolidated statements of income and comprehensive income for the year ended December 31, 2017.

	Years Ended December 31,2017

	As Reported	Correction	As Restated
INCOME TAXES	$(9,012,140)	$5,402,000	$(3,610,140)

NET INCOME	$2,551,313	$5,402,000	$7,953,313

COMPREHENSIVE INCOME	$26,708,798	$5,402,000	$32,110,798

EARNINGS PER SHARE
BASIC	$0.05	$0.12	$0.17
DILUTED	$0.05	$0.12	$0.17

The table below sets forth the effect of the restatement on the consolidated balance sheet for the year ended December 31, 2017.

	As of December 31, 2017

	As Reported	Correction	As Restated
Taxes payable-current	$1,474,592	$(433,000)	$1,041,592
Total Current Liabilities	3,666,232	(433,000)	3,233,232
Taxes payable-non-current	4,969,000	(4,969,000)	—
Total non-Current Liabilities	7,272,995	(4,969,000)	2,303,995
Total Liabilities	10,939,227	(5,402,000)	5,537,227
Retained earnings unappropriated	250,170,431	5,402,000	255,572,431
Total Stockholders’ Equity	$376,560,196	5,402,000	$381,962,196

The restatement has no impact on cash flows from operating, investing and financing activities for the year ended December 31, 2017 except for the following disclosure:

	Years Ended December 31,2017
	As Report	Correction	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,551,313	$5,402,000	$7,953,313
Taxes payable	$1,804,610	$(5,402,000)	$(3,597,390)

The table below sets forth the effect of the restatement on the consolidated statements of stockholders’ equity for the year ended December 31, 2017.

	Years Ended December 31,
	Retained earnings unappropriated	Total
Net income for year ended December 31,2017, as reported	$2,551,313	$2,551,313
Correction	$5,402,000	$5,402,000
Net income for year ended December 31,2017, as restated	$7,953,313	$7,953,313
Balance at December 31,2017, as reported	$250,170,431	$376,560,196
Correction	$5,402,000	$5,402,000
Balance at December 31,2017, as restated	$255,572,431	$381,962,196

NOTE 3 – INVENTORIES

Inventories consist of:

	As of December 31,
	2017	2016

Raw materials	$396,482	$818,500
Finished goods	844,224	4,370,331
Work-in-process	—	692,850
Allowance for obsolete and slow-moving inventories	(43,921)	—
	$1,196,785	$5,881,681

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

NOTE 9 – TAXES PAYABLE(Restated)

Taxes payable consists of the following:
	As of December 31,
	2017 Restated	2016

Income tax payable	$—	$1,849,535
Natural resource tax	156,147	651,230
Value added tax payable	—	887,913
Land use tax payable	810,841	818,921
Other tax payables	74,604	133,732
Total current taxes payable	$1,041,592	$4,341,331

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	As of December 31,
	Interest rate	2017	2016
Total capital lease obligations	6.7%	$2,507,201	$2,472,637
Less: Current portion		(203,206)	(187,678)
Capital lease obligations, net of current portion		$2,303,995	$2,284,959

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

NOTE 12 – TREASURY STOCK

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

NOTE 14 – INCOME TAXES (Restated)

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted in law. With the new tax law, the corporation income tax rate is reduced from 35% to 21% and there is a one-time mandatory transition tax on accumulated foreign earnings. The Company computed this one-time mandatory transition tax on accumulated foreign earnings to be approximately $5.4 million. However, as the Company has available US federal net operating loss carry forwards and foreign tax credit to fully offset the mandatory inclusion of the accumulated foreign earnings, no net tax liability arose from the inclusion of these accumulated foreign earnings.

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

NOTE 14 – INCOME TAXES (Restated) – Continued

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

The components of the provision for income taxes from continuing operations are:

	Years ended December 31,
	2017 Restated	2016

Current taxes – PRC	$7,737,087	11,807,194
Deferred tax – PRC	(4,126,947)	3,013
	$3,610,140	$11,810,207

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2017 Restated	2016

Statutory income tax rate-PRC	25%	25%
Non-deductible (Non-taxable) items	4%	(1%)
Change in valuation allowance-US federal net operating loss	2%	1%
Effective tax rate	31%	25%

As of December 31, 2017 and 2016, the Company had a US federal net operating loss (“NOL”) of approximately $15.3 million and $33.1 million.  The NOL can be carried forward up to 20 years from the year the loss is incurred and will begin to expire after 2019. It is however subject to limitation of the US tax regulations arising from previous changes in ownership and business of the Company. Due to these limitations, the NOL carryovers as of December 31, 2017 are no longer available for use to offset against future US federal taxable income.

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

	As of December 31,
	2017 Restated	2016

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$10,980	$—
Impairment on property, plant and equipment	4,610,228	421,105
Exploration costs	1,905,347	1,794,667
Compensation costs of unexercised stock options	98,092	120,986
US federal tax net operating loss	—	11,575,000
Total deferred tax assets	6,624,647	13,911,758
Valuation allowance	(98,092)	(11,695,986)
Net deferred tax asset	$6,526,555	$2,215,772

The decrease in valuation allowance for the year ended December 31, 2017 was $11,597,894. This was mainly due to the change in tax rate in the amount of $4,681,528, the utilization of NOL to offset the one-time mandatory transition tax on accumulated foreign earnings in the amount of $3,721,336 and the NOL limitation adjustment in the amount of $3,220,530.

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

Year Ended December 31, 2017 (Restated)	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$42,224,901	$8,986,080	$56,311,460	$—	$107,522,441	$—	$107,522,441
Net revenue (intersegment)	6,305,642	—	—	—	6,305,642	—	6,305,642
Income from operations before income taxes	12,460,230	2,426,137	(1,024,569)	(116,465)	13,745,333	(2,573,722)	11,171,611
Income taxes	3,156,016	585,521	(131,397)	—	3,610,140	—	3,610,140
Income from operations after income taxes	9,304,214	1,840,616	(893,172)	(116,465)	10,135,193	(2,573,722)	7,561,471
Total assets	147,124,127	51,512,530	186,677,501	2,119,756	387,433,914	65,509	387,499,423
Depreciation and amortization	14,533,169	2,452,737	3,211,407	—	20,197,313	—	20,197,313
Capital expenditures	465,655	17,411,762	—	61,235	17,938,652	—	17,938,652
Goodwill	—	—	29,374,909	—	29,374,909	—	29,374,909

Year Ended December 31, 2016	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$56,811,730	$8,985,852	$83,477,420	$—	$149,275,002	$—	$149,275,002
Net revenue (intersegment)	8,484,617	—	—	—	8,484,617	—	8,484,617
Income from operations before income taxes	21,224,862	9,076	25,473,792	(4,906)	46,702,824	1,020,518	47,723,342
Income taxes	5,306,216	9,022	6,494,969	—	11,810,207	—	11,810,207
Income from operations after income taxes	15,918,646	54	18,978,823	(4,906)	34,892,617	1,020,518	35,913,135
Total assets	143,145,960	33,980,033	186,676,983	1,799,094	365,602,070	89,283	365,691,353
Depreciation and amortization	15,056,980	5,221,667	4,601,599	—	24,880,246	—	24,880,246
Capital expenditures	12,912,583	2,335,963	—	1,747,316	16,995,862	—	16,995,862
Goodwill	—	—	27,668,539	—	27,668,539	—	27,668,539

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

NOTE 17 – MAJOR SUPPLIERS

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

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2017 Restated	2016

Current Assets
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	317,771,899	284,649,094
Amounts due from group companies	64,578,603	65,197,650
Total non-current assets	382,350,502	349,846,744
Total Assets	$382,350,502	$349,846,744

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$245,605	$242,845
Amounts due to group companies	142,701	142,701
Total Current Liability	388,306	385,546

Total Liabilities	$388,306	385,546

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 and 47,052,940 shares issued; and 46,803,791 and 46,793,791 shares outstanding as of December 31, 2017 and 2016, respectively	23,525	23,525
Treasury stock; 249,149 and 259,149 shares as of December 31, 2017 and 2016	(554,870)	(577,141)
Additional paid-in capital	94,524,608	94,156,679
Retained earnings unappropriated	255,572,431	248,941,696
Retained earnings appropriated	24,233,544	22,910,966
Cumulative translation adjustment	8,162,958	(15,994,527)
Total Stockholders’ Equity	381,962,196	349,461,198
Total Liabilities and Stockholders’ Equity	$382,350,502	$349,846,744

Condensed Statements of Income

	Years Ended December 31,
	2017 Restated	2016

OPERATING EXPENSES
General and administrative expenses	$(1,011,593)	$(674,814)
TOTAL OPERATING EXPENSES	(1,011,593)	(674,814)
OTHER EXPENSES
Interest expense	(414)	(668)
TOTAL OTHER EXPENSES	(414)	(668)
TOTAL EXPENSES	(1,012,007)	(675,482)
Equity in net income of subsidiaries	8,965,320	36,901,313
INCOME BEFORE TAXES	7,953,313	36,225,831
INCOME TAXES	—	—
NET INCOME	$7,953,313	$36,225,831

S-1

Condensed Statements of Cash Flows

	Years Ended December 31,
	2017 Restated	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,953,313	$36,225,831
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in unconsolidated subsidiaries	(8,965,320)	(36,901,313)
Stock-based compensation expense-options	372,400	40,300
Shares issued from treasury stock for services	17,800	15,000
Changes in assets and liabilities:
Other payables and accrued expenses	2,760	(64,375)
Net cash used in operating activities	(619,047)	(684,557)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	619,047	684,557
Net cash provided by financing activities	619,047	684,557
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Par value of common stock issued upon cashless exercise of options	$—	$386

(i)	Basis of presentation

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

S-2

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure   We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, due to the material weakness described below, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-k/A to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is required, processed , summarized and reported within the time periods specified in the SEC’S rules and forms, and were not effective as of the end of the period covered by this Form 10-K/A to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation and the material weakness described below our CEO and CFO have concluded that, as of December 31, 2017, our internal controls over financial reporting was ineffective.

Subsequent to the filing of the Company’s annual report on Form 10-K/A for the year ended December 31, 2017 on March 23, 2018, the Company filed Amendment No.2 on Form 10-K/A to reflect the correction of an error related to the one-time mandatory federal transition tax on accumulated foreign earnings.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The remediation plan includes i) the implementation of new controls designed to evaluate the appropriateness of foreign tax recognition policies and procedures, ii) new controls over recording foreign tax transactions, and iii) additional training for accounting and financial reporting personnel.

Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

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

** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2018	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: Chief Executive Officer

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		November 9, 2018
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		November 9, 2018
Min Li	Chief Financial Officer

/s/ Ming Yang		November 9, 2018
Ming Yang	Director

/s/ Naihui Miao		November 9, 2018
Naihui Miao	Director

/s/ Tengfei Zhang		November 9, 2018
Tengfei Zhang	Director

/s/ Yang Zou		November 9, 2018
Yang Zou	Director

/s/ Nan Li		November 9, 2018
Nan Li	Director

/s/ Shi Tong Jiang		November 9, 2018
Shi Tong Jiang	Director