Form 10-Q/A
period 2018-03-31
GULF RESOURCES, INC.
filed 2018-11-09
CIK 885462

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed to reflect the correction of an error in the previously reported quarterly financial statements for the period ended March 31, 2018 filed on May 10, 2018 related to the one-time mandatory federal transition tax on accumulated foreign earnings accrued in the fiscal year 2017. See Note 2 to the Consolidated Financial Statements included in item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts. Items that have not been amended have been omitted from this amendment. The Company is also concurrently filing previously issued financial statements to restate the error described above (i) Amendment No. 2 to the Annual Report for the fiscal year ended December 31, 2017 and (ii) Amendment No. 1 to the Quarterly Report for the six months ended June 30, 2018.

The following are the sections that are impacted by the correction of the error:

Part I, Item 1 – Financial Statement

Part I, Item 4 – Controls and Procedures

Part II, Item 6 - Exhibits

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2018 Unaudited (Restated)	December 31, 2017 Audited
Current Assets
Cash	$236,720,969	$208,906,759
Accounts receivable	10,246,518	29,765,884
Inventories, net	193,801	1,196,785
Prepayments and deposits	1,598,858	1,395,289
Prepaid land leases	607,396	246,640
Other receivable	2,149	2,089
Total Current Assets	249,369,691	241,513,446
Non-Current Assets
Property, plant and equipment, net	94,051,877	95,114,504
Property, plant and equipment under capital leases, net	484,860	492,238
Prepaid land leases, net of current portion	14,919,014	14,477,771
Deferred tax assets	7,989,879	6,526,555
Goodwill	30,524,646	29,374,909
Total non-current assets	147,970,276	145,985,977
Total Assets	$397,339,967	$387,499,423

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$991,221	$1,032,083
Retention payable	993,782	956,351
Capital lease obligation, current portion	254,829	203,206
Taxes payable-current	1,771,954	1,041,592
Total Current Liabilities	4,011,786	3,233,232
Non-Current Liabilities
Capital lease obligation, net of current portion	2,394,174	2,303,995
Total Non-Current Liabilities	2,394,174	2,303,995
Total Liabilities	$6,405,960	$5,537,227

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 shares issued and 46,803,791 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	23,525	23,525
Treasury stock; 249,149 shares as of March 31, 2018 and December 31, 2017 at cost	(554,870)	(554,870)
Additional paid-in capital	94,524,608	94,524,608
Retained earnings unappropriated	248,595,331	255,572,431
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive income	24,111,869	8,162,958
Total Stockholders’ Equity	390,934,007	381,962,196
Total Liabilities and Stockholders’ Equity	$397,339,967	$387,499,423

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2018
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	income	Total
							(Restated)			(Restated)

BALANCE AT DECEMBER 31, 2017 (Audited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$255,572,431	24,233,544	$8,162,958	$381,962,196
Translation adjustment	—	—	—	—		—	—	—	15,948,911	15,948,911
Net loss for three-month period ended March 31, 2018	—	—	—	—	—	—	(6,977,100)	—	—	(6,977,100)
Transfer to statutory common reserve fund	—	—	—	—	—	—	—	—	—	—
BALANCE AT MARCH 31, 2018 (Unaudited)(Restated)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$248,595,331	$24,233,544	$24,111,869	$390,934,007

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

In the opinion of management, the unaudited financial information for the quarter ended March 31, 2018 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2017 Form 10-K/A (Amendment No. 2). Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

During the first quarter, the Company continued its related environmental and planning preparation work for the new factory. Since the Company has paid for the lease of a piece of land at the Bohai Park, it does not see any potential delay with the construction of the new factory. The Company has signed several contracts for the new factory (see subsequent event in Note 19).

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

(n)           New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. The Company adopted this Update as of January 1, 2018. This adoption did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2018 as the amount and timing of all the Company’s revenue will continue to be recognized at a point in time. As required by the Update, the Company disclosed its revenues from contracts with customers into disaggregated categories in Note 14.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company determined that the entire one-time mandatory federal transition tax on accumulated foreign earnings accrued in fiscal year 2017 can be offset against a portion of the Company’s US federal net operating loss carryovers and foreign tax credit carryovers. As a result, the Company did not need to accrue the $5,402,000 of income taxes in fiscal year 2017 and the Company is restating condensed consolidated financial statements as of March 31, 2018 to correct this error.

The table below sets forth the effect of the restatement on the condensed consolidated balance sheet as of March 31, 2018.

	As Reported	Correction	As Restated
Taxes payable-current	$2,204,954	$(433,000)	$1,771,954
Total Current Liabilities	4,444,786	(433,000)	4,011,786
Taxes payable-non-current	4,969,000	(4,969,000)	—
Total non-Current Liabilities	7,363,174	(4,969,000)	2,394,174
Total Liabilities	11,807,960	(5,402,000)	6,405,960
Retained earnings unappropriated	243,193,331	5,402,000	248,595,331
Total Stockholders’ Equity	$385,532,007	$5,402,000	$390,934,007

The table below sets forth the effect of the restatement on the consolidated statement of stockholders' equity as of March 31, 2018.

	Retained earnings unappropriated	Total
Balance at March 31, 2018 as reported	$243,193,331	$385,532,007
Correction	$5,402,000	$5,402,000
Balance at March 31, 2018 as restated	$248,595,331	$390,934,007

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 3 – INVENTORIES

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

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	March 31,	December 31,
	2018 (Restated)	2017
Natural resource tax	$—	$156,147
Land use tax payable	1,698,290	810,841
Other tax payables	73,664	74,604
Total current taxes payable	$1,771,954	$1,041,592

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	March 31,	December 31,
	Interest rate	2018	2017
Total capital lease obligations	6.7%	$2,649,003	$2,507,201
Less: Current portion		(254,829)	(203,206)
Capital lease obligations, net of current portion		$2,394,174	$2,303,995

Interest expenses from capital lease obligations amounted to $41,797 and $41,753 for the three-month periods ended March 31, 2018 and 2017, respectively, were charged to the condensed consolidated statement of income. See Note 18 for future minimum lease payments disclosure.

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

NOTE 13 – INCOME TAXES (Restated)

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted in law. With the new tax law, the corporation income tax rate is reduced from 35% to 21% and there is a one-time mandatory federal transition tax on accumulated foreign earnings. The Company computed this one-time mandatory transition tax on accumulated foreign earnings to be approximately $5.4 million. However, as the Company has available US federal net operating loss carryovers and foreign tax credit to fully offset the mandatory inclusion of the accumulated foreign earnings, no net tax liability arose from the inclusion of these accumulated foreign earnings.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES (Restated) – Continued

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended March 31,
Reconciliations	2018	2017
Statutory income tax rate	25%	25%
Non-deductible expense and change in valuation allowance	(7%)	1%
Non-taxable items	(3%)	—
Effective tax rate	15%	26%

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018 (Restated)	2017
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$1,368	$10,980
Impairment on property, plant and equipment	4,076,604	4,610,228
Exploration costs	1,979,924	1,905,347
Compensation costs of unexercised stock options	98,088	98,092
PRC tax losses	1,931,983	—
US federal net operating loss	27,100	—
Total deferred tax assets	8,115,067	6,624,647
Valuation allowance	(125,188)	(98,092)
Net deferred tax asset	$7,989,879	$6,526,555

The increase in valuation allowance for the three-month period ended March 31, 2018 is $27,096.

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

NOTE 15– CUSTOMER CONCENTRATION

During the three-month periods ended March 31, 2018 and 2017, the Company sold 88.8% and 36.4% of its products to its top five customers, respectively. As of March 31, 2018 and 2017, amounts due from these customers were $8,831,030 and $30,263,356, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 16 – MAJOR SUPPLIERS

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

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

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

NOTE 19 – SUBSEQUENT EVENTS

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that due to the material weakness described below, our disclosure controls and procedures were ineffective as of the end of the period covered by this Form 10-Q/A to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC'S rules and forms, and were not effective as of the end of the period covered by this Form 10-Q/A to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

Subsequent to the filing of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2018,  the Company filed Amendment No. 2 on Form 10-K/A to reflect the correction of an error in the previously reported fiscal year 2017 financial statements as filed on March 23, 2018 related to the one-time mandatory federal transition tax on accumulated foreign earnings.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The remediation plan includes i) the implementation of new controls designed to evaluate the appropriateness of foreign tax recognition policies and procedures, ii) new controls over recording of foreign tax transactions, and iii) additional training for the accounting and financial reporting personnel.

Management believes the measures described above and others that may be implemented will remediate the material weakness that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 9, 2018	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: November 9, 2018	By:	/s/ Min Li
Min Li
Chief Financial Officer

22