Form 10-Q/A
period 2018-06-30
GULF RESOURCES, INC.
filed 2018-11-09
CIK 885462

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

 Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed to reflect the correction of an error in the previously reported quarterly financial statements for the period ended June 30, 2018 filed on August 10, 2018 related to the one-time mandatory federal transition tax on accumulated foreign earnings accrued in the fiscal year 2017. See Note 2 to the Consolidated Financial Statements included in item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts. Items that have not been amended have been omitted from this amendment. The Company is also concurrently filing previously issued financial statements to restate the error described above (i) Amendment No. 2 to the Annual Report for the fiscal year ended December 31, 2017 and (ii) Amendment No. 1 to the Quarterly Report for the three months ended March 31, 2018.

The following are the sections that are impacted by the correction of the error:

Part I, Item 1 – Financial Statement

Part I, Item 4 – Controls and Procedures

Part II, Item 6 - Exhibits

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30, 2018 Unaudited (Restated)	December 31, 2017 Audited
Current Assets
Cash	$215,975,864	$208,906,759
Accounts receivable	4,650,250	29,765,884
Inventories, net	181,094	1,196,785
Prepayments and deposits	1,456,090	1,395,289
Prepaid land leases	773,480	246,640
Other receivable	12,952	2,089
Total Current Assets	223,049,730	241,513,446
Non-Current Assets
Property, plant and equipment, net	94,828,982	95,114,504
Property, plant and equipment under capital leases, net	394,180	492,238
Prepaid land leases, net of current portion	14,151,767	14,477,771
Deferred tax assets	9,408,852	6,526,555
Goodwill	29,010,218	29,374,909
Total non-current assets	147,793,999	145,985,977
Total Assets	$370,843,729	$387,499,423

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$774,134	$1,032,083
Retention payable	643,305	956,351
Capital lease obligation, current portion	128,575	203,206
Taxes payable-current	1,616,741	1,041,592
Total Current Liabilities	3,162,755	3,233,232
Non-Current Liabilities
Capital lease obligation, net of current portion	2,146,816	2,303,995
Taxes payable-non-current	—	—
Total Non-Current Liabilities	2,146,816	2,303,995
Total Liabilities	$5,309,571	$5,537,227

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 shares issued and 46,803,791 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	23,525	23,525
Treasury stock; 249,149 shares as of June 30, 2018 and December 31, 2017 at cost	(554,870)	(554,870)
Additional paid-in capital	94,524,608	94,524,608
Retained earnings unappropriated	243,782,458	255,572,431
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive income	3,524,893	8,162,958
Total Stockholders’ Equity	365,534,158	381,962,196
Total Liabilities and Stockholders’ Equity	$370,843,729	$387,499,423

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2018
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	(loss) income	Total
							(Restated)			(Restated)

BALANCE AT DECEMBER 31, 2017 (Audited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$255,572,431	$24,233,544	$8,162,958	$381,962,196
Translation adjustment	—	—	—	—		—	—	—	(4,638,065)	(4,638,065)
Net loss for six-month period ended June 30, 2018	—	—	—	—	—	—	(11,789,973)	—	—	(11,789,973)
Transfer to statutory common reserve fund	—	—	—	—	—	—	—	—	—	—
BALANCE AT JUNE 30, 2018 (Unaudited)(Restated)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$243,782,458	$24,233,544	$3,524,893	$365,534,158

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company determined that the entire one-time mandatory federal transition tax on accumulated foreign earnings accrued in fiscal year 2017 can be offset against a portion of the Company’s US federal net operating loss carryovers and foreign tax credit carryovers. As a result, the Company did not need to accrue the $5,402,000 of income taxes in fiscal year 2017 and the Company is restating condensed consolidated financial statements as of June 30, 2018 to correct this error.

The table below sets forth the effect of the restatement on the consolidated balance sheet as of June 30, 2018.

	As Reported	Correction	As Restated
Taxes payable-current	$2,049,741	$(433,000)	$1,616,741
Total CurrentLiabilities	3,595,755	(433,000)	3,162,755
Taxes payable-non-current	4,969,000	(4,969,000)	—
Total non-Current Liabilities	7,115,816	(4,969,000)	2,146,816
Total Liabilities	10,711,571	(5,402,000)	5,309,571
Retained earnings unappropriated	238,380,458	5,402,000	243,782,458
Total Stockholders’ Equity	$360,132,158	$5,402,000	$365,534,158

The table below sets forth the effect of the restatement on the consolidated statement of stockholders’ equity as of June 30, 2018.

	Retained earnings unappropriated	Total
Balance at June 30, 2018 as reported	$238,380,458	$360,132,158
Correction	$5,402,000	$5,402,000
Balance at June 30, 2018 as restated	$243,782,458	$365,534,158

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

NOTE 9 – TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2018 Restated	2017
Natural resource tax	$—	$156,147
Land use tax payable	1,616,741	810,841
Other tax payables	—	74,604
Total current taxes payable	$1,616,741	$1,041,592

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	June 30,	December 31,
	Interest rate	2018	2017
Total capital lease obligations	6.7%	$2,275,391	$2,507,201
Less: Current portion		(128,575)	(203,206)
Capital lease obligations, net of current portion		$2,146,816	$2,303,995

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

The components of the provision for income tax expense (benefit) from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
Current taxes – PRC	$—	$4,821,450	$—	$7,643,276
Deferred taxes – PRC	(1,883,241)	—	(3,076,987)	—
	$(1,883,241)	$4,821,450	$(3,076,987)	$7,643,276

The effective income tax rate differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2018	2017	2018	2017
Statutory income tax rate	25%	25%	25%	25%
Non-deductible expense	(1%)	1%	(4%)	1%
Non-taxable items	5%	—	1%	—
Change in valuation allowance	(1%)	—	(1%)	—
Effective tax rate	28%	26%	21%	26%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018 (Restated)	2017
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$10,980
Impairment on property, plant and equipment	3,706,211	4,610,228
Exploration costs	1,881,693	1,905,347
Compensation costs of unexercised stock options	94,287	98,092
PRC tax losses	3,820,948	—
US federal net operating loss	59,400	—
Total deferred tax assets	9,562,539	6,624,647
Valuation allowance	(153,687)	(98,092)
Net deferred tax asset	$9,408,852	$6,526,555

The increase in valuation allowance for each of the three-month periods ended June 30, 2018 and 2017 is $28,499 and $32,600, respectively.

The increase in valuation allowance for the six-month period ended June 30, 2018 and 2017 is $55,595 and $73,400.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2018	2017	2018	2017
Total segment operating income (loss)	$(8,081,754)	$19,077,134	$(15,190,619)	$30,157,374
Corporate costs	(153,791)	(128,007)	(283,054)	(257,995)
Unrealized gain/(loss) on translation of intercompany balance	1,403,938	(466,655)	345,086	(603,910)
Income (loss) from operations	(6,831,607)	18,482,472	(15,128,587)	29,295,469
Other income, net of expense	135,493	90,656	261,627	174,605
Income (loss) before income taxes	$(6,696,114)	$18,573,128	$(14,866,960)	$29,470,074

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2018.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ —	$ 534	$ 155	$ 689	30.6%
2	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$ —	$ 670	$ —	$ 670	29.8%
3	Shouguang Weidong Chemical Company Limited	$ —	$ 435	$ —	$ 435	19.3%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$ 5,705	$ 1,251	$ 2,768	$ 9,724	12.1%

NOTE 15 – CUSTOMER CONCENTRATION

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

NOTE 18 –COMMITMENTS

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

NOTE 18 – COMMITMENTS – Continued

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that due to the material weakness described below, our disclosure controls and procedures were ineffective as of the end of the period covered by this Form 10-Q/A to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC'S rules and forms, and were not effective as of the end of the period covered by this Form 10-Q/A to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure..

(b) Changes in internal controls

Subsequent to the filing of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2018,  the Company filed Amendment No. 2 on Form 10-K/A to reflect the correction of an error in the previously reported fiscal year 2017 financial statements as filed on March 23, 2018 related to the one-time mandatory federal transition tax on accumulated foreign earnings.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 9, 2018	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: November 9, 2018	By:	/s/ Min Li
Min Li
Chief Financial Officer