Form 10-Q
period 2018-09-30
GULF RESOURCES, INC.
filed 2018-11-13
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-34499

GULF RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11,Vegetable Building, Industrial Park of the East Shouguang City, Shandong Province	262700
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

As of November 9, 2018, the registrant had outstanding 46,803,791 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2018 Unaudited	December 31, 2017 Audited
Current Assets
Cash	$208,245,940	$208,906,759
Accounts receivable	396,494	29,765,884
Inventories, net	65,021	1,196,785
Prepayments and deposits	2,454,333	1,395,289
Prepaid land leases	517,302	246,640
Other receivable	12,479	2,089
Total Current Assets	211,691,569	241,513,446
Non-Current Assets
Property, plant and equipment, net	66,868,094	95,114,504
Property, plant and equipment under capital leases, net	313,979	492,238
Prepaid land leases, net of current portion	13,580,678	14,477,771
Deferred tax assets	16,143,340	6,526,555
Goodwill	27,902,709	29,374,909
Total non-current assets	124,808,800	145,985,977
Total Assets	$336,500,369	$387,499,423

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$797,735	$1,032,083
Retention payable	618,745	956,351
Capital lease obligation, current portion	160,350	203,206
Taxes payable-current	1,556,323	1,041,592
Total Current Liabilities	3,133,153	3,233,232
Non-Current Liabilities
Capital lease obligation, net of current portion	2,064,858	2,303,995
Total Non-Current Liabilities	2,064,858	2,303,995
Total Liabilities	$5,198,011	$5,537,227

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,052,940 shares issued and 46,803,791 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	23,525	23,525
Treasury stock; 249,149 shares as of September 30, 2018 and December 31, 2017 at cost	(554,870)	(554,870)
Additional paid-in capital	94,524,608	94,524,608
Retained earnings unappropriated	224,289,424	255,572,431
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive income/(loss)	(11,213,873)	8,162,958
Total Stockholders’ Equity	331,302,358	381,962,196
Total Liabilities and Stockholders’ Equity	$336,500,369	$387,499,423

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017

NET REVENUE
Net revenue	$343,080	$23,840,391	$2,594,941	$104,160,873

OPERATING INCOME (EXPENSE)
Cost of net revenue	(68,456)	(14,518,439)	(1,310,272)	(61,664,044)
Sales, marketing and other operating expenses	(10,112)	(65,599)	(66,111)	(242,045)
Research and development cost	—	(42,074)	—	(169,246)
Write-off/Impairment on property, plant and equipment	(1,397,313)	—	(1,397,313)	—
Loss on demolition of factory	(18,644,473)	—	(18,644,473)	—
Direct labor and factory overheads incurred during plant shutdown	(5.563,494)	(1,873,722)	(16,948,499)	(1,873,722)
General and administrative expenses	(1,323,933)	(2,577,305)	(6,021,561)	(6,362,708)
Other operating income (loss)	(134,216)	72,000	(134,216)	281,613
	(27,141,997)	(19,005,139)	(44,522,445)	(70,030,152)

INCOME/(LOSS) FROM OPERATIONS	(26,798,917)	4,835,252	(41,927,504)	34,130,721

OTHER INCOME (EXPENSE)
Interest expense	(37,220)	(40,092)	(123,749)	(124,068)
Interest income	161,582	139,801	509,738	398,382
INCOME/(LOSS) BEFORE TAXES	(26,674,555)	4,934,961	(41,541,515)	34,405,035

INCOME TAXES (EXPENSE) BENEFIT	7,181,521	(1,509,321)	10,258,508	(9,152,597)
NET INCOME/(LOSS)	$(19,493,034)	$3,425,640	$(31,283,007)	$25,252,438

COMPREHENSIVE INCOME/(LOSS):
NET INCOME/(LOSS)	$(19,493,034)	$3,425,640	$(31,283,007)	$25,252,438
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	(14,738,766)	8,450,433	(19,376,831)	17,748,942
COMPREHENSIVE INCOME/(LOSS)	$(34,231,800)	$11,876,073	$(50,659,838)	$43,001,380

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.42)	$0.07	$(0.67)	$0.54
DILUTED	$(0.42)	$0.07	$(0.67)	$0.54

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	46,803,791	46,794,443	46,803,791	46,794,011
DILUTED	46,803,791	46,897,995	46,803,791	46,833,030

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income/(loss)	Total

BALANCE AT DECEMBER 31, 2017 Audited	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$255,572,431	$24,233,544	$8,162,958	$381,962,196
Translation adjustment	-	—	—	-		-	-	-	(19,376,831)	(19,376,831)
Net loss for nine-month period ended September 30, 2018	-	—	—	-	—	-	(31,283,007)	—	-	(31,283,007)
Transfer to statutory common reserve fund	—	—	—	—	—	—	—	—	—	—
BALANCE AT SEPTEMBER 30, 2018 Unaudited	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$224,289,424	$24,233,544	$(11,213,873)	$331,302,358

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(31,283,007)	$25,252,438
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest on capital lease obligation	123,352	123,795
Amortization of prepaid land leases	546,767	717,969
Depreciation and amortization	14,177,727	16,042,003
Write-off/Impairment loss on property, plant and equipment	1,397,313	—
Loss on demolition of factory	18,644,473	—
Unrealized translation difference	(1,374,315)	1,140,363
Stock-based compensation expense-options	—	357,700
Shares issued from treasury stock for services	—	17,800
Deferred tax asset	(10,258,506)	—
Changes in assets and liabilities:
Accounts receivable	29,847,286	(16,557,825)
Inventories	1,148,833	3,668,582
Prepayments and deposits	4,944	(9,126)
Other receivable	(11,289)	(580)
Accounts payable and accrued expenses	(211,728)	(4,866,247)
Retention payable	(312,429)	(739,329)
Taxes payable	541,241	(1,670,121)
Net cash provided by operating activities	22,980,662	23,477,422

CASH FLOWS USED IN INVESTING ACTIVITIES
Payment of land leases	(684,627)	(859,219)
Purchase of property, plant and equipment	(11,412,848)	(623,735)
Net cash used in investing activities	(12,097,475)	(1,482,954)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of capital lease obligation	(294,295)	(273,873)
Net cash used in financing activities	(294,295)	(273,873)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11,249,711)	7,780,517
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(660,819)	29,501,112
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	208,906,759	163,884,574
CASH AND CASH EQUIVALENTS - END OF PERIOD	$208,245,940	$193,385,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$—	$9,590,640

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation and Consolidation

The accompanying condensed financial statements have been prepared by Gulf Resources, Inc., (“Gulf Resources”) a Nevada corporation and its subsidiaries (collectively, the “Company”), in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“US GAAP”).

In the opinion of management, the unaudited financial information for the three and nine months ended September 30, 2018 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  2017 Form 10-K, as amended. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, Shouguan Yuxin Chemical Co., Limited (“SYCI”) and Shouguan Rongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the three and nine months ended September 30, 2018.

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

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC") and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business was not fully operational as of September 30, 2018.

On September 1, 2017, the Company received notification from the Government of Yangkou County, Shouguang City of PRC that production at all its factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements.

The Company has been working closely with the county authorities to develop rectification plans for both its bromine and crude salt businesses and agreed on a plan in October 2017. SCHC is currently under rectification process. The Company believes this rectification process will cost approximately $35 million. In the nine months ended September 30, 2018, the Company incurred $10,189,269 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $28,127,921 incurred as of September 30, 2018.

In addition to the remaining $7 million to be incurred for the rectification and improvement of plant and equipment of the bromine and crude salt factories, the Company expects to enter into contracts related to the enhancement of the extraction wells amounting to a total of approximately $40 million.

Originally, six bromine factories completed their rectification process within factory areas (i.e. excluding crude salt field area) and were approved and scheduled for production commencement by April 2018 as verbally indicated by the local government. Subsequently, the Shandong Provincial government required the local government to conduct “four rating and one comprehensive evaluation” for all of the chemical companies within its jurisdiction. This has delayed the production commencement schedule of the six bromine and crude salt factories. As of the date of this report, the Company has not received any official approval from the government.

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

The Shouguang City Bromine Association, on behalf of all the bromine plants in Shouguang, has started discussions with the local government agencies. The local governmental agencies confirmed the facts that their initial requirements for the bromine industry did not include the project approval, the planning approval and the land use rights approval and that those three additional approvals were new requirements of the provincial government. The Company understood from the local government that it has been coordinating with several government agencies to solve these three outstanding approval issues in a timely manner and that all the affected bromine plants are not allowed to commence production prior to obtaining those approvals.

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

On September 21, 2018, the Company received a closing notice from the People's Government of Yangkou Town, Shouguang City informing it to close its three bromine factories (Number 3, Number 4, and Number 11.). The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority. In closing these factories, the Company wrote off net book value of these factories’ property, plant and equipment in the amount of $18,644,473 in the loss on demolition of factory in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2018, recorded an impairment loss on the related mineral rights of these three factories of $1,284,832 in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2018 and wrote off $52,926 of prepaid land lease recorded in other operating loss in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2018. The Company estimated the dismantling fees to be approximately $0.29 million. The Company will negotiate with the local villages over compensation for the payment already made for these land leases and mineral rights in the past. However, the Company is uncertain of the amount that it could recover and the timing when this would be accomplished.

The Company believes the issues related to crude salt and bromine at the remaining factories are almost resolved. While it still needs approvals for project approval, planning approval, land use rights approval and environmental protection assessment approval, the local government is actively working with us. Six of our factories previously passed inspections.

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (“Bohai Park”). This is because the two plants are located in a residential area and their production activities will impact the living environment of the residents. This is as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, and ensure the quality of the living environment of residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations will be ordered to shut down. The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation cost in the amount of $10,925,081 and $9,732,118 as of September 30, 2018 and December 31, 2017 and estimated that the new factory will be fully operational by the beginning of 2020.

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

In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. The Company has been working with Xinan Shiyou Daxue (Southwest Petroleum University) and developed a solution to DHCH’s technical drilling problem. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company is preparing to test the equipment and anticipates to begin the trial production in the fourth quarter of 2018.

(c)          Reclassifications

Certain reclassifications have been made to periods in fiscal year 2017 amounts in the condensed consolidated statements of income to conform to the presentation in the current periods in fiscal year 2018. These reclassifications did not impact the consolidated income (loss) from operations, net income (loss) and comprehensive income (loss).

(d)           Allowance for Doubtful Accounts

As of September 30, 2018 and December 31, 2017, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2018 and 2017.

(e)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $208,245,940 and $208,906,759 with these institutions as of September 30, 2018 and December 31, 2017, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and extends credit terms as and when appropriate. Approximately 100% and 13% of the balances of accounts receivable as of September 30, 2018 and December 31, 2017, respectively, are outstanding for less than three months. All outstanding receivables as of September 30, 2018 and December 31, 2017 are within the credit terms which range between 90 and 240 days. For the balances of all accounts receivable as of September 30, 2018, 100% were collected in October 2018.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(f)           Property, Plant and Equipment ( including Oil and gas properties)

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

(g)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $308,669 and $288,779 for the three-month period ended September 30, 2018 and 2017, respectively, and totaled $912,744 and $801,655 for the nine-month period ended September 30, 2018 and 2017, respectively.

(h)           Revenue Recognition

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

SEPTEMBER 30, 2018

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

In the three and nine- month periods ended September 30, 2018, the Company recorded an impairment loss of $1,284,832 for the mineral rights for factories No 3 and No 4 due to closure notice from the People's Government of Yangkou Town, Shouguang City and a write-off of $112,481 for write-offs of certain wells and equipments damaged by flood from a typhoon during third quarter 2018.

For the three and nine months period ended September 30, 2017, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(j)           Basic and Diluted Earnings (Loss) per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive outstanding stock options had been exercised. Potentially dilutive outstanding stock options that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options are greater than the market price of the common stock. The number of anti-dilutive outstanding stock options which were excluded from the calculation of diluted earnings was 259,590 and 41,944 for the three-month period ended September 30, 2018 and 2017 respectively, and 141,629 and 35,366 for the nine-month period ended September 30, 2018 and 2017 respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(j)           Basic and Diluted Earnings (Loss) per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
Numerator
Net income/(loss)	$(19,493,034)	$3,425,640	$(31,283,007)	$25,252,438

Denominator
Basic: Weighted-average common shares outstanding during the period	46,803,791	46,794,443	46,803,791	46,794,011
Add: Dilutive effect of stock options	—	103,552	—	39,019
Diluted	46,803,791	46,897,995	46,803,791	46,833,030

Net income/(loss) per share
Basic	$(0.42)	$0.07	$(0.67)	$0.54
Diluted	$(0.42)	$0.07	$(0.67)	$0.54

Due to the loss recorded for the three and nine-month periods ended September 30, 2018, no incremental shares have been included in these periods because the effect would be anti-dilutive.

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

(m)           Exploration Costs

Exploration costs including the cost of researching appropriate places to drill wells and the cost of well drilling in search of potential natural brine, are charged to the income statement as incurred. Once the commercial viability of a project has been confirmed, all subsequent costs are capitalized.

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

(n)           Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. Goodwill impairment is assessed based on qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value of a reporting entity is less than its carrying amount, the two-step goodwill impairment test will be performed. The Company performs its impairment assessment annually and between annual tests in certain circumstances and determined that the two-step goodwill impairment test is not required to be carried out as of September 30, 2018.

(o)           New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. The Company adopted this Update as of January 1, 2018. This adoption did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 as the amount and timing of all the Company’s revenue will continue to be recognized at a point in time. As required by the Update, the Company disclosed its revenues from contracts with customers into disaggregated categories in Note 13.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Update addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this Update as of January 1, 2018 with no material impact on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company adopted this Update as of January 1, 2018 with no material impact on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt this ASU and related amendments on January 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. The Company will also elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods’ financial statements. The Company continues to evaluate the effect of the adoption of this ASU on its consolidated financial statements and related disclosure. Based on preliminary estimates, the Company expects the total assets and total liabilities to increase upon the adoption of the ASU but does not expect the effect on its consolidated balance sheet to be material. The Company does not expect adoption of the ASU to have a material effect on the consolidated statement of income.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	September 30, 2018	December 31, 2017

Raw materials	$—	$396,482
Finished goods	65,021	844,224
Allowance for obsolete and slow-moving inventory	—	(43,921)
	$65,021	$1,196,785

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

During the three and nine months period ended September 30, 2018, amortization of prepaid land leases totaled $252,091 and $546,767, which amounts were recorded as direct labor and factory overheads incurred during plant shutdown.

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

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land that the Company cannot obtain land use rights certificates cover a total of approximately 38.6 square kilometers with an aggregate carrying value of $792,091 and approximately 54.97 square kilometers with an aggregate carrying value of $645,761 as at September 30, 2018 and December 31, 2017, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2018	December 31, 2017
At cost:
Mineral rights	$4,475,677	4,711,822
Buildings	60,728,604	67,748,512
Plant and machinery	147,580,728	200,742,652
Motor vehicles	6,216	8,792
Furniture, fixtures and office equipment	3,281,560	4,150,588
Construction in process	1,306,671	183,036
Total	217,379,456	277,545,402
Less: Accumulated depreciation and amortization	(131,560,339)	(163,597,407)
Impairment	(18,951,023)	(18,833,491)
Net book value	$66,868,094	$95,114,504

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $20,768,963 and $27,432,351 as at September 30, 2018 and December 31, 2017, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

During the three-month period ended September 30, 2018, depreciation and amortization expense totaled $4,601,338, of which $4,353,824 and $247,514 were recorded in direct labor and factory overheads incurred during plant shutdown and administrative expenses, respectively. During the nine-month period ended September 30, 2018, depreciation and amortization expense totaled $13,974,456, of which $13,210,971 and $763,485 were recorded in direct labor and factory overheads incurred during plant shutdown and administrative expenses, respectively.

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	September 30, 2018	December 31, 2017
At cost:
Buildings	$119,627	$125,939
Plant and machinery	2,188,408	2,314,196
Total	2,308,035	2,440,135
Less: Accumulated depreciation and amortization	(1,994,056)	(1,947,897)
Net book value	$313,979	$492,238

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended September 30, 2018 and 2017, depreciation and amortization expense totaled $64,874 and $77,527, respectively, which was recorded as cost of net revenue. During the nine-month period ended September 30, 2018 and 2017, depreciation and amortization expense totaled $203,271 and $227,998, respectively, which was recorded as cost of net revenue.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
Salary payable	$239,741	$393,617
Social security insurance contribution payable	140,178	135,203
Other payables	417,816	503,263
Total	$797,735	$1,032,083

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three-month and nine-month periods ended September 30, 2018, the Company borrowed $0 and $251,912, respectively, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. There was no balance owing to Jiaxing Lighting as of September 30, 2018.

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $99,200 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three and nine months ended September 30, 2018 was approximately $23,000 and $72,000.

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30,	December 31,
	2018	2017
Natural resource tax	$—	$156,147
Land use tax payable	1,556,323	810,841
Other tax payables	—	74,604
Total	$1,556,323	$1,041,592

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	September 30,	December 31,
	Interest rate	2018	2017
Total capital lease obligations	6.7%	$2,225,208	$2,507,201
Less: Current portion		(160,350)	(203,206)
Capital lease obligations, net of current portion		$2,064,858	$2,303,995

Interest expenses from capital lease obligations amounted to $37,138 and $40,667 for the three-month period ended September 30, 2018 and 2017, respectively, which were charged to the condensed consolidated statement of income. Interest expenses from capital lease obligations amounted to $123,352 and $123,795 for the nine-month period ended September 30, 2018 and 2017, respectively, which were charged to the condensed consolidated statement of income.

NOTE 10 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stock to 80,000,000. The Company filed an amended and restated Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheets as of September 30, 2018 and December 31, 2017.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate a portion of its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2018 for SCHC, SYCI and DCHC is 46%, 14% and 0% of its registered capital respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number of shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of September 30, 2018, the number of shares of the Company’s common stock available for issuance under the Plan is 6,739,989.

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

During the nine months ended September 30, 2018, there were no options issued to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2018 and September 30, 2018.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2018	808,500	$1.61	$1.44 - $4.80
Expired during the period ended September 30, 2018	(25,000)	$2.31	$2.07-2.55
Balance, September 30, 2018	783,500	$1.58	$1.44 - $4.80

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION – Continued

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at September 30, 2018	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	783,500	$1.44 - $4.80	2.45

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2018 was $0.

NOTE 12 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2018 and 2017, and management believes that its earnings are permanently invested in the PRC.

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

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2018 and 2017.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month and nine-month periods ended September 30, 2018 and 2017.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2018 and 2017 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of September 30, 2018 and December 31, 2017, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $248,872,624 and $282,660,981, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2018 and December 31, 2017, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of September 30, 2018 and December 31, 2017, the unrecognized WHT are $11,453,529 and $14,133,049, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – INCOME TAXES – Continued

The Company’s income tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s income tax returns filed in the United States for three years from the date of filing. The Company’s US income tax returns since 2015 are currently subject to examination.

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

The components of the provision for income tax expense (benefit) from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
Current taxes – PRC	$—	$1,509,321	$—	$9,152,597
Deferred taxes – PRC	(7,181,521)	—	(10,258,508)	—
	$(7,181,521)	$1,509,321	$(10,258,508)	$9,152,597

The effective income tax expenses (tax benefit) differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2018	2017	2018	2017
Statutory income tax rate	(25%)	25%	(25%)	25%
Non-deductible Non-taxable item	(2%)	3%	—	1%
Change in valuation allowance - US federal net operating loss	—	3%	—	1%
Effective tax rate	(27%)	31%	(25%)	27%

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2018 and December 30, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$10,980
Impairment on property, plant and equipment	3,773,740	4,610,228
Exploration costs	1,809,857	1,905,347
Compensation costs of unexercised stock options	94,287	98,092
PRC tax losses	10,559,743	—
US federal net operating loss	83,400	—
Total deferred tax assets	16,321,027	6,624,647
Valuation allowance	(177,687)	(98,092)
Net deferred tax asset	$16,143,340	$6,526,555

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – INCOME TAXES – Continued

The increase in valuation allowance for each of the three-month periods ended September 30, 2018 and 2017 is $24,000 and $406,000, respectively.

The increase in valuation allowance for the nine-month period ended September 30, 2018 is $79,595.

The increase in valuation allowance for the nine-month period ended September 30, 2017 is $479,400.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2018 and December 31, 2017.

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

Three-Month Period Ended September 30, 2018	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$343,080	$—	$—	$343,080	$—	$343,080
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income taxes(benefit)	(24,369,917)	(2,611,203)	(698,693)	(32,079)	(27,711,892)	912,975	(26,798,917)
Income taxes expense (benefit)	(4,774,432)	(2,171,383)	(235,706)	—	(7,181,521)	—	(7,181,521)
Income (loss) from operations after income taxes (benefit)	(19,595,485)	(439,820)	(462,987)	(32,079)	(20,530,371)	912,975	(19,617,396)
Total assets	119,939,092	39,297,116	175,343,915	1,903,319	336,483,442	16,927	336,500,369
Depreciation and amortization	3,948,751	600,912	116,549	—	4,666,212	—	4,666,212
Capital expenditures	936,598	142,529	—	—	1,079,127	—	1,079,127
Goodwill	—	—	27,902,709	—	27,902,709	—	27,902,709

Three-Month Period Ended September 30, 2017	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$9,549,777	$2,054,729	$12,235,885	$—	$23,840,391	$—	$23,840,391
Net revenue (intersegment)	1,216,406	—	—	—	1,216,406	—	1,216,406
Income from operations before income taxes	2,257,069	497,783	3,176,458	(33,184)	5,898,126	(1,062,874)	4,835,252
Income taxes	564,267	117,494	827,560	—	1,509,321	—	1,509,321
Income from operations after income taxes	1,692,802	380,289	2,348,898	(33,184)	4,388,805	(1,062,874)	3,325,931
Total assets	161,722,622	36,586,589	202,404,825	1,815,010	402,529,046	40,136	402,569,182
Depreciation and amortization	3,556,296	765,183	911,235	—	5,232,714	—	5,232,714
Capital expenditures	466,636	95,864	—	1,260	563,760	—	563,760
Goodwill	—	—	28,920,005	—	28,920,005	—	28,920,005

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2018	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$1,981,573	$613,368	$—	$2,594,941	$—	$2,594,941
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income taxes (benefit)	(35,537,744)	(5,150,679)	(2,101,059)	(113,029)	(42,902,511)	975,007	(41,927,504)
Income taxes expense (benefit)	(7,745,098)	(2,613,721)	100,311	—	(10,258,508)	—	(10,258,508)
Income (loss) from operations after income taxes (benefit)	(27,792,646)	(2,536,958)	(2,201,370)	(113,029)	(32,644,003)	975,007	(31,668,996)
Total assets	119,939,092	39,297,116	175,343,915	1,903,319	336,483,442	16,927	336,500,369
Depreciation and amortization	11,686,782	2,125,762	365,183	—	14,177,727	—	14,177,727
Capital expenditures	8,843,486	1,345,783	1,192,963	30,616	11,412,848	—	11,412,848
Goodwill	—	—	27,902,709	—	27,902,709	—	27,902,709

Nine-Month Period Ended September 30, 2017	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$41,895,304	$6,390,390	$55,875,179	$—	$104,160,873	$—	$104,160,873
Net revenue (intersegment)	6,305,642	—	—	—	6,305,642	—	6,305,642
Income (loss) from operations before income taxes	17,269,984	2,434,872	16,441,115	(90,471)	36,055,500	(1,924,779)	34,130,721
Income taxes	4,358,455	586,240	4,207,902	—	9,152,597	—	9,152,597
Income (loss) from operations after income taxes	12,911,529	1,848,632	12,233,213	(90,471)	26,902,903	(1,924,779)	24,978,124
Total assets	161,722,622	36,586,589	202,404,825	1,815,010	402,529,046	40,136	402,569,182
Depreciation and amortization	11,349,477	1,843,856	2,848,670	—	16,042,003	—	16,042,003
Capital expenditures	466,636	95,864	61,235	—	623,735	—	623,735
Goodwill	—	—	28,920,005	—	28,920,005	—	28,920,005

* Common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2018	2017	2018	2017
Total segment operating income(loss)	$(27,711,892)	$5,898,126	$(42,902,511)	$36,055,500
Corporate costs	(116,254)	(526,421)	(399,308)	(784,416)
Unrealized gain/(loss) on translation of intercompany balance	1,029,229	(536,453)	1,374,315	(1,140,363)
Income(loss) from operations	(26,798,917)	4,835,252	(41,927,504)	34,130,721
Other income, net of expense	124,362	99,709	385,989	274,314
Income(loss) before income taxes	$(26,674,555)	$4,934,961	$(41,541,515)	$34,405,035

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – BUSINESS SEGMENTS – Continued

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2018.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$—	$122	$—	$122	35%
2	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$—	$112	$—	$112	33%
3	Shouguang Weidong Chemical Company Limited	$—	$109	$—	$109	32%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2018.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$—	$656	$155	$811	31%
2	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$—	$783	$—	$783	30%
3	Shouguang Weidong Chemical Company Limited	$—	$543	$—	$543	21%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,938	$809	$695	$3,442	14.4%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$7,643	$2,059	$3,463	$13,165	12.6%

NOTE 14 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the three-month and nine-month periods ended September 30, 2018, the Company sold 100% and 90% of its products to its top five customers, respectively. As of September 30, 2018, amounts due from these customers were $396,494. During the three-month and nine-month periods ended September 30, 2017, the Company sold 36.0% and 35.2% of its products to its top five customers, respectively. As of September 30, 2017, amounts due from these customers were $39,124,728. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – MAJOR SUPPLIERS

During the nine-month period ended September 30, 2018, the Company did not purchase any raw materials. During the three-month and nine-month periods ended September 30, 2017, the Company purchased 71.6% and 68.2% of its raw materials from its top five suppliers, respectively.  As of September 30, 2017, amounts due to those suppliers included in accounts payable were $1,353,182.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2018 and December 31, 2017.

NOTE 17 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of September 30, 2018, the Company leased real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table shown below.

The Company has leased eight parcels of land under non-cancelable operating leases, with fixed rentals and expire through, December 2021, December 2023, December 2030, April 2038, December 2040, February 2059, August 2059 and June 2060, respectively. The remaining lease obligations of lease agreements related to the factories that were not allowed to resume production as required by the government (See Note 1 (b)) were excluded from the Operating Lease Obligations below as the lease agreements are considered terminated.

The following table sets forth the Company’s contractual obligations as of September 30, 2018:

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$272,859	$773,194	$90,691	$38,302
the next 13 to 24 months	272,859	783,710	90,691	—
the next 25 to 36 months	272,859	797,622	90,691	—
the next 37 to 48 months	272,859	646,218	90,691	—
the next 49 to 60 months	272,859	653,170	90,691	—
thereafter	1,910,020	12,253,841	—	—
Total	$3,274,315	$15,907,755	$453,455	$38,302
Less: Amount representing interest	(1,049,107)
Present value of net minimum lease payments	$2,225,208

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

Rental expenses related to operating leases of the Company which were charged to the condensed consolidated statements of income (loss) amounted to $266,875 and $264,113 for the three months ended September 30, 2018 and 2017, respectively. Rental expenses related to operating leases of the Company which were charged to the condensed consolidated statements of income (loss) amounted to $831,540 and $775,680 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 18 – SUBSEQUENT EVENTS

On October 4, 2018, the Company signed a bromine well reconstruction contract with a total contract amount of approximately $5.9 million to replace damaged wells caused by flooding from a typhoon that hit the Shandong Province of PRC in August 2018. The Company also signed a maintenance contract on October 4, 2018 with a total contract amount of approximately $2.6 million to repair damaged aqueduct, halogen reservoirs, and roads caused by the floods.

On October 17, 2018, the Company signed a one-time land compensation agreement of approximately $0.2 million for the construction of wastewater discharge channels of bromine factory Number 10.

On October 22, 2018, the Company signed the wastewater drainage and treatment project contract with a total contract amount of approximately $5.1 million. It mainly provides additional wastewater treatment for the Company's factory Number 1, Number 2 and Subdivision of Factory Number 1.

On October 31, 2018, the Company signed the wastewater drainage and treatment project contract with a total contract amount of approximately $0.81 million. It mainly provides wastewater treatment for the Company's factory Number 10.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our 2017 Form 10-K, as amended.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our 2017 Form 10-K, as amended, and Item 1A, “Risk Factors” for the year ended December 31, 2017.

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

Subsequently, the Safety Supervision and Administration Department and the Environmental Protection Departments of the local government conducted inspections of every bromine production enterprise within its jurisdiction, in order to improve security, environmental protections, pollution, and safety. The Company had been working closely with the County authorities to develop rectification plans for both its bromine and its chemical businesses. The Company and the government agreed on a rectification plan in October 2017 for SCHC, the Company’s bromine and crude salt businesses which is currently under rectification process.

Originally, six bromine factories completed their rectification process within factory areas (i.e. excluding crude salt field area) and were approved and scheduled for production commencement by April 2018 as verbally indicated by the local government. Subsequently, the Shandong Provincial government required the local government to conduct “four rating and one comprehensive evaluation” for all of the chemical companies within its jurisdiction. This has delayed the production commencement schedule of the six bromine and crude salt factories. As of the date of this report, the Company has not received any official approval from the government.

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

The Shouguang City Bromine Association, on behalf of all the bromine plants in Shouguang, has started discussions with the local government agencies. The local governmental agencies confirmed the facts that their initial requirements for the bromine industry did not include the project approval, the planning approval and the land use rights approval and that those three additional approvals were new requirements of the provincial government. The Company understood from the local government that it has been coordinating with several government agencies to solve these three outstanding approval issues in a timely manner and that all the affected bromine plants are not allowed to commence production prior to obtaining those approvals.

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

On September 21, 2018, the Company received a closing notice from the People's Government of Yangkou Town, Shouguang City informing it to close its three bromine factories (Number 3, Number 4, and Number 11.). The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority. In closing these factories, the Company wrote off net book value of these factories’ property, plant and equipment in the amount of $18,644,473 in the loss on demolition of factory in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2018, recorded an impairment loss on the related mineral rights of these three factories of $1,284,832 in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2018 and wrote off $52,926 of prepaid land lease recorded in other operating loss in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2018. The Company estimated the dismantling fees to be approximately $0.29 million. The Company will negotiate with the local villages over compensation for the payment already made for these land leases and mineral rights in the past. However, the Company is uncertain of the amount that it could recover and the timing when this would be accomplished.

The Company believes the issues related to crude salt and bromine at the remaining factories are almost resolved. While it still needs approvals for project approval, planning approval, land use rights approval and environmental protection assessment approval, the local government is actively working with us. Six of our factories previously passed inspections.

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (“Bohai Park”). This is because the two plants are located in a residential area and their production activities will impact the living environment of the residents. This is as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, and ensure the quality of the living environment of residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations will be ordered to shut down. The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation cost in the amount of $10,925,081 and $9,732,118 as of September 30, 2018 and December 31, 2017 and estimated that the new factory will be fully operational by the beginning of 2020.

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

In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. The Company has been working with Xinan Shiyou Daxue (Southwest Petroleum University) and developed a solution to DHCH’s technical drilling problem. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company is preparing to test the equipment and anticipates to begin the trial production in the fourth quarter of 2018.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC and SYCI, our historical financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2018 and 2017.

Comparison of the Three-Month Period Ended September 30, 2018 and 2017

	Three-Month Period Ended September 30, 2018	Three-Month Period Ended September 30, 2017	Percent Change Increase/ (Decrease)
Net revenue	$343,080	$23,840,391	(99%)
Cost of net revenue	$(68,456)	$(14,518,439)	(100%)
Gross profit	$274,624	$9,321,952	(97%)
Sales, marketing and other operating expenses	$(10,112)	$(65,599)	(85%)
Research and development costs	$—	$(42,074)	(100%)
Write-off/Impairment on property, plant and equipment	$(1,397,313)	$—	—
Loss on demolition of factory	$(18,644,473)	—	—
Direct labor and factory overheads incurred during plant shutdown	$(5,563,494)	(1,873,722)	197%
General and administrative expenses	$(1,323,933)	$(2,577,305)	(49%)
Other operating income	$(134,216)	$72,000	(286%)
Income (loss) from operations	$(26,798,917)	$4,835,252	(654%)
Other income, net	$124,362	$99,709	25%
Income (loss) before taxes	$(26,674,555)	$4,934,961	(641%)
Income (taxes) benefit	$7,181,521	$(1,509,321)	(576%)
Net income (loss)	$(19,493,034)	$3,425,640	(669%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended September, 2018 compared to the same period in 2017:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent change (Decrease)
	September 30, 2018		September 30, 2017		of Net Revenue
Segment		% of total		% of total
Bromine	$—	—	$9,549,777	40%	(100%)
Crude Salt	$343,080	100%	$2,054,729	9%	(83%)
Chemical Products	$—	—	$12,235,885	51%	(100%)
Total sales	$343,080	100%	$23,840,391	100%	(99%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2018	September 30, 2017	(Decrease)
Bromine (excluding volume sold to SYCI)	—	2,592	(100%)
Crude Salt	8,828	64,362	(86%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2018	September 30, 2017	(Decrease)
Oil and gas exploration additives	—	1,361	(100%)
Paper manufacturing additives	—	450	(100%)
Pesticides manufacturing additives	—	239	(100%)
Pharmaceutical intermediates	—	293	(100%)
By products	—	1,435	(100%)
Overall	—	3,778	(100%)

Bromine segment

For the three-month period ended September 30, 2018, the net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. All bromine goods in the inventory were sold as of December 31, 2017.

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in the sales volume of crude salt. The sales volume of crude salt decreased by 86% from 64,362 tonnes for the three-month period ended September 30, 2017 to 8,828 tonnes for the same period in 2018. This decrease was primarily attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was limited crude salt for sale for the three-month period ended September 30, 2018.

The average selling price of crude salt increased by 22% from $31.92 per tonne for the three-month period ended September 30, 2017 to $38.86 per tonne for the same period in 2018.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for three-month period ended September 30, 2018 from the same period in 2017.

Three-Month Period Ended September 30,
Decrease in net revenue of crude salt as a result of:	2018 vs. 2017
Increase in average selling price	$253,918
Decrease in sales volume	$(1,965,567)
Total effect on net revenue of crude salt	$(1,711,649)

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	September 30, 2018		September 30, 2017		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$—	—	$2,620,464	21%	(100%)
Paper manufacturing additives	$—	—	$517,905	4%	(100%)
Pesticides manufacturing additives	$—	—	$1,311,326	11%	(100%)
Pharmaceutical intermediates	$—	—	$6,081,137	50%	(100%)
By products	$—	—	$1,705,053	14%	(100%)
Total sales	$—	—	$12,235,885	100%	(100%)

For the three-month period ended September 30, 2018, the net revenue for the chemical products was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. All chemical products inventories were sold as of June 30, 2018.

Cost of Net Revenue.

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2018		September 30, 2017		Net Revenue
Segment		% of total		% of total
Bromine	$—	—	$5,150,471	35%	(100%)
Crude Salt	$68,456	100%	$1,102,060	8%	(94%)
Chemical Products	$—	—	$8,265,908	57%	(100%)
Total	$68,456	100%	$14,518,439	100%	(100%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $68,456 for the three-month period ended September 30, 2018, a decrease of $1,033,604 (or 94%) as compared to the same period in 2017. The decrease is because there is no production and all costs related to direct labor costs and factory overheads were classified in operating expense. See commentary on these costs incurred during plant shutdown in page 28.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2017	42,808	37%
Three-month period ended September 30, 2018	31,506	-
Variance of the three-month period ended September 30, 2018 and 2017	(11,302)	(37%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes.

Our annual production capacity decreased 11,302 in tones for the three-month period ended September 30, 2018 as compared to the same period in 2017 due to the permanent closure of Factory No.3, 4 and 11. See Note 1 (b) in the Notes to the Condensed Financial Statement.

Our utilization ratio was 0% for the three-month period ended Septmeber 30, 2018 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.

Bromine segment

For the three-month period ended Septmeber 30, 2018, the cost of net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. All bromine goods in the inventory were sold as of December 31, 2017. As a result, there was no bromine for sale for the three-month period ended September 30, 2018.

Crude salt segment

The cost of net revenue for our crude salt segment for the three-month period ended September 30, 2018 was $68,456, representing a decrease of $1,033,604, or 94%, compared to $1,102,060 for the same period in 2017. This was primarily attributable to lower volume of crude salt sold in the three-month period ended September 30, 2018 compared to the same period in 2017.

Chemical products segment

For the three-month period ended September 30, 2018, the cost of net revenue for the chemical products segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. All chemical products inventories were sold as of June 30, 2018. As a result, there were no chemical products for sale for the three-month period ended September 30, 2018.

Gross Profit. Gross profit was $274,624 or 80%, of net revenue for three-month period ended September 30, 2018 compared to $9,321,952, or 39%, of net revenue for the same period in 2017.

	Gross Profit by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2018		September 30, 2017		Profit Margin
Segment		Gross Profit Margin		Gross Profit (Loss) Margin
Bromine	$—	—	$4,399,306	46%	(46%)
Crude Salt	$274,624	80%	$952,669	46%	34%
Chemical Products	$—	—	$3,969,977	32%	(32%)
Total Gross Profit	$274,624	80%	$9,321,952	39%	41%

Bromine segment

For the three-month period ended September 30, 2018, the gross profit margin for our bromine segment was 0% due to the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. All bromine goods in the inventory were sold as of December 31, 2017. As a result, there was no bromine for sale for the three-month period ended September 30, 2018.

Crude salt segment

For the three-month period ended September 30, 2018 the gross profit margin for our crude salt segment was 80% compared to 46% for the same period in 2017. This 34% increase is mainly due to the increased average selling price as mentioned in cost of net revenue of crude salt.

Chemical products segment

For the three-month period ended September 30, 2018, the gross profit margin for our chemical segment was 0% due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. All chemical products inventories were sold as of June 30, 2018. As a result, there were no chemical products for sale for the three-month period ended September 30, 2018.

Research and Development Costs. The total research and development costs incurred for the three-month period ended September 30, 2018 and 2017 were $0 and $42,074, respectively, a decrease of 100%. Due to the closure of our chemical factories since September 1, 2017, there were no research and development costs incurred for the three-month period ended September 30, 2018. Research and development costs for the three-month period ended September 30, 2017 represented raw materials used by SYCI for testing the manufacturing routine.

Write-off/Impairment on property, plant and equipment. Write-offs on property, plant and equipment for the three-month period ended September 30, 2018 and 2017 were $1,397,313 and $0, respectively. Write-offs on property, plant and equipment of $1,397,313 for the three-month period ended September 30, 2018 represented the impairment for the mineral rights for the factories that have to be permanently closed due to a closing notice on September 21, 2018 from the People's Government of Yangkou Town, Shouguang City (See Note 1 (b) in the Notes to the Condensed Financial Statement), and write-offs of certain wells and equipments damaged by flood from a typhoon during the third quarter 2018.

Loss on demolition of factory On September 21, 2018, the Company received a closing notice from the People's Government of Yangkou Town, Shouguang City informing it to close its three bromine factories (Number 3, Number 4, and Number 11.). The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority. In closing these factories, the Company wrote off net book value of these factories’ property, plant and equipment in the amount of $18,644,473 in the loss on demolition of factory in the condensed consolidated statements of income for the three-months period ended September 30, 2018.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) of a total amount of $5,563,494 and $1,873,722 incurred for the three-month period end September 30, 2018 and 2017, respectively, which would have been presented in the cost of net revenue were presented as part of the operating expense. The Company did not lay off any workers during the shutdown period and continued to depreciate the plant and machinery as it intends to use these plant and machinery when the factories resume production.

General and Administrative Expenses. General and administrative expenses were $1,323,933 for the three-month period ended September 30, 2018, a decrease of $1,253,372 (or 49%) as compared to $2,577,305 for the same period in 2017. This decrease in general and administrative expenses was primarily due to (i) the unrealized exchange gain of $1,029,229 in relation to the translation of current portion of inter-company balance owing in RMB for the three-month period ended September 30, 2018, as compared to the unrealized exchange loss for the same period in 2017 in the amount of $536,453; and(ii) a non-cash expense related to stock options granted to employees was $0 for three-month period ended September 30, 2018 compared to $343,000 for the same period of 2017; which was offset by the increased property tax and land use right tax in the amount of $779,613 due to the increased tax rate by the government.

Other Operating Income(loss). Other operating loss was $134,216 for the three-month period ended September 30, 2018 for the write-off of some of prepaid land lease for the closed factories and raw material due to the flood damages happened during the third quarter 2018, compared to other operating income of $72,000 for the three-month period ended September 30, 2017 for sales of wastewater.

Income (loss) from Operations. Loss from operations was $26,798,917 for the three-month period ended September 30, 2018, compared to an income of $4,835,252 in the same period in 2017.

	Income (loss) by Segment
	Three-Month Period Ended September 30, 2018		Three-Month Period Ended September 30, 2017
Segment:		% of total		% of total
Bromine	$(24,369,917)	88%	$2,257,069	38%
Crude Salt	(2,611,203)	9%	497,783	8%
Chemical Products	(698,693)	3%	3,176,458	54%
Natural Gas	(32,079)	—	(33,184)	—
Income(loss) from operations before corporate costs	(27,711,892)	100%	5,898,126	100%
Corporate costs	(116,254)		(526,421)
Unrealized translation difference	1,029,229		(536,453)
Income (loss) from operations	$(26,798,917)		$4,835,252

Bromine segment

Loss from operations from our bromine segment was $24,369,917 for the three-month period ended September 30, 2018, compared to an income of $2,257,069 in the same period in 2017. This decrease is due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.The direct labor and factory overheads incurred during the plant shutdown were expensed in the three-month period ended September 30, 2018.

Crude salt segment

Loss from operations from our crude salt segment was $2,611,203 for the three-month period ended September 30, 2018, compared to an income of $497,783 in the same period in 2017. This decrease is due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. The direct labor and factory overheads incurred during plant shutdown were expensed in the three-month period ended September 30, 2018.

Chemical products segment

Loss from operations from our chemical products segment was $698,693 for the three-month period ended September 30, 2018, compared to an income of $3,176,458 in the same period in 2017. This decrease was attributable to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in the Bohai Park.

Other Income, Net. Other income, net of $124,362 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2018, an increase of $24,653 (or approximately 25%) as compared to the same period in 2017.

Net Income (loss). Net loss was $19,493,034 for the three-month period ended September 30, 2018, compared to an net income of $3,425,640 in the same period in 2017. This decrease was attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017, there are no bromine and chemical products in inventory, except for limited crude salt products for selling for the three-month period ended September 30, 2018.

Effective Tax Rate. Our effective tax rate for the three-month period ended September 30, 2018 and 2017 was 27% and 31%, respectively. The effective tax rate of 27% for the three-month period ended September 30, 2018 differs from the PRC statutory income tax rate of 25% mainly due to non-taxable item in connection with the unrealized exchange loss for the Company and non-deductible expense for the Company. The effective tax rate of 31% for the three-month period ended September 30, 2017 differs from the PRC statutory income tax rate of 25% mainly due to non-deductible item in connection with the unrealized exchange loss for the Company.

Comparison of the Nine-Month Period Ended September 30, 2018 and 2017

	Nine-Month Period Ended September 30, 2018	Nine-Month Period Ended September 30, 2017	Percent Change Increase/ (Decrease)
Net revenue	$2,594,941	$104,160,873	(98%)
Cost of net revenue	$(1,310,272)	$(61,664,044)	(98%)
Gross profit	$1,284,669	$42,496,829	(97%)
Sales, marketing and other operating expenses	$(66,111)	$(242,045)	(73%)
Research and development costs	$—	$(169,246)	(100%)
Write-off/Impairment on property, plant and equipment	$(1,397,313)	$—	—
Loss on demolition of factory	$(18,644,473)	$—	—
Direct labor and factory overheads incurred during plant shutdown	$(16,948,499)	$(1,873,722)	805%
General and administrative expenses	$(6,021,561)	$(6,362,708)	(5%)
Other operating income	$(134,216)	$281,613	(148%)
Income (loss) from operations	$(41,927,504)	$34,130,721	(223%)
Other income, net	$385,989	$274,314	41%
Income (loss) before taxes	$(41,541,515)	$34,405,035	(221%)
Income (taxes) benefit	$10,258,508	$(9,152,597)	(212%)
Net income (loss)	$(31,283,007)	$25,252,438	(224%)

Net revenue. The table below shows the changes in net revenue in the respective segment of the Company for the nine-month period ended September, 2018 compared to the same period in 2017:

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent change (Decrease)
	September 30, 2018		September 30, 2017		of Net Revenue
Segment		% of total		% of total
Bromine	$—	—	$41,895,304	40%	(100%)
Crude Salt	$1,981,573	76%	$6,390,390	6%	(69%)
Chemical Products	$613,368	24%	$55,875,179	54%	(99%)
Total sales	$2,594,941	100%	$104,160,873	100%	(98%)

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2018	September 30, 2017	(Decrease)
Bromine (excluding volume sold to SYCI)	—	10,600	(100%)
Crude Salt	50,407	206,289	(76%)

	Nine-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2018	September 30, 2017	(Decrease)
Oil and gas exploration additives	—	6,751	(100%)
Paper manufacturing additives	—	2,016	(100%)
Pesticides manufacturing additives	14	1,309	(99%)
Pharmaceutical intermediates	—	1,058	(100%)
By products	96	7,638	(99%)
Overall	110	18,772	(99%)

Bromine segment

For the nine-month period ended September 30, 2018, the net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. All bromine goods in the inventory were sold as of December 31, 2017.

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in the sales volume of crude salt. The sales volume of crude salt decreased by 76% from 206,289 tonnes for the nine-month period ended September 30, 2017 to 50,407 tonnes for the same period in 2018. This decrease was attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was limited crude salt for sale for the nine-month period ended September 30, 2018.

The average selling price of crude salt increased by 27% from $30.98 per tonne for the nine-month period ended September 30, 2017 to $39.31 per tonne for the same period in 2018.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for nine-month period ended September 30, 2018 from the same period in 2017.

Nine-Month Period Ended September 30,
Decrease in net revenue of crude salt as a result of:	2018 vs. 2017
Increase in average selling price	$1,069,563
Decrease in sales volume	$(5,478,380)
Total effect on net revenue of crude salt	$(4,408,817)

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Nine-Month Period Ended		Nine-Month Period Ended		Change of
	September 30, 2018		September 30, 2017		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$—	—	$12,852,210	23%	(100%)
Paper manufacturing additives	$—	—	$2,275,236	4%	(100%)
Pesticides manufacturing additives	$98,200	16%	$6,953,930	12%	(99%)
Pharmaceutical intermediates	$—	—	$24,486,047	44%	(100%)
By products	$154,666	25%	$9,307,756	17%	(98%)
Raw materials	$360,502	59%	—	—	—
Total sales	$613,368	100%	$55,875,179	100%	(99%)

Net revenue from our chemical products segment decreased from $55,875,179 for the nine-month period ended September 30, 2017 to $613,368 for the same period in 2018, a decrease of approximately 99%. This decrease was attributable to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in the Bohai Park. As a result there were limited chemical products for sale for the nine-month period ended September 30, 2018 and no chemical product in inventory at the end of September 30, 2018. Net revenue from our pesticides manufacturing additives decreased from $6,953,930 for the nine-month period ended September 30, 2017 to $98,200 for the same period in 2018, a decrease of approximately 99%. Net revenue from our byproducts decreased from $9,307,756 for the nine-month period ended September 30, 2017 to $154,666 for the same period in 2018, a decrease of approximately 98%. Since we do not expect our new chemical factory to be fully operational until the beginning of 2020, we sold our raw materials in the amount of $360,502 for the nine-month period ended September 30, 2018.

Cost of Net Revenue.

	Cost of Net Revenue by Segment				Percent Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2018		September 30, 2017		Net Revenue
Segment		% of total		% of total
Bromine	$—	—	$20,833,351	34%	(100%)
Crude Salt	$765,944	58%	$3,297,064	5%	(77%)
Chemical Products	$544,328	42%	$37,533,629	61%	(99%)
Total	$1,310,272	100%	$61,664,044	100%	(98%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $1,310,272 for the nine-month period ended September 30, 2018, a decrease of $60,353,772 (or 98%) as compared to the same period in 2017.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2017	42,808	42%
Nine-month period ended September 30, 2018	31,506	-
Variance of the nine-month period ended September 30, 2018 and 2017	(11,302)	(42%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the period divided by the annual production capacity in tonnes. The product produce below reflect the annualized production.

Our annual production capacity decreased 11,302 in tones for the nine-month period ended September 30, 2018 as compared to the same period in 2017 due to the permanent closure of Factory No.3, 4 and 11. See Note 1 (b) in the Notes to the Condensed Financial Statement.

Our utilization ratio was 0% for the nine-month period ended September 30, 2018 was due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.

Bromine segment

For the nine-month period ended September 30, 2018, the cost of net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. All bromine goods in the inventory were sold as of December 31, 2017. As a result, there was no bromine for sale for the nine-month period ended September 30, 2018.

Crude salt segment

The cost of net revenue for our crude salt segment for the nine-month period ended September 30, 2018 was $765,944, representing a decrease of $2,531,120, or 77%, compared to $3,297,064 for the same period in 2017. This decrease was attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was limited crude salt for sale for the nine-month period ended September 30, 2018.

Chemical products segment

Cost of net revenue for our chemical products segment for the nine-month period ended September 30, 2018 was $544,328, representing a decrease of $36,989,301 or 99% over the same period in 2017. This decrease was attributable to the sale of lower margin raw material items as the chemical factories were closed in September 2017 for relocation and is not expected to resume operations until early 2020.

Gross Profit. Gross profit was $1,284,669, or 50%, of net revenue for nine-month period ended September 30, 2018 compared to $42,496,829, or 41%, of net revenue for the same period in 2017.

	Gross Profit by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2018		September 30, 2017		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$—	—	$21,061,953	50%	(50%)
Crude Salt	$1,215,629	61%	$3,093,326	48%	13%
Chemical Products	$69,040	11%	$18,341,550	33%	(22%)
Total Gross Profit	$1,284,669	50%	$42,496,829	41%	9%

Bromine segment

For the nine-month period ended September 30, 2018, the gross profit margin for our bromine segment was 0% due to the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. All bromine goods in the inventory were sold as of December 31, 2017. As a result, there was no bromine for sale for the nine-month period ended September 30, 2018.

Crude salt segment

For the nine-month period ended September 30, 2018 the gross profit margin for our crude salt segment was 61%, as compared to of 48% for the same period in 2018. This 13% increase is mainly due to the increased average selling price.

Chemical products segment

For the nine-month period ended September 30, 2018, the gross profit margin for our chemical segment was 11% because the sale of lower margin raw materials as the chemical factories were closed in September 2017 for relocation and is not expected to resume operations in 2020.

Research and Development Costs. The total research and development costs incurred for the nine-month period ended September 30, 2018 and 2017 were $0 and $169,246, respectively, a decrease of 100%. Due to the closure of our chemical factories since September 1, 2017, there were no research and development costs incurred for the nine-month period ended September 30, 2018. Research and development costs for the nine-month period ended September 30, 2017 represented raw materials used by SYCI for testing the manufacturing routine.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) of a total amount of $16,948,499 and $1,873,722 incurred for the nine-month period end September 30, 2018 and 2017 which would have been presented in the cost of net revenue were presented as part of the operating expense.

Write-off/Impairment on property, plant and equipment. Write-offs on property, plant and equipment for the nine-month period ended September 30, 2018 and 2017 were $1,397,313 and $0, respectively. Write-offs on property, plant and equipment of $1,397,313 for the nine-month period ended September 30, 2018 represented the impairment for the mineral rights for the factories that have to be permanently closed due to closure notice from the People's Government of Yangkou Town, Shouguang City (See Note 1 (b) in the Notes to the Condensed Financial Statement), and write-offs of certain wells and equipments damaged by flood from a typhoon during the third quarter 2018.

Loss on demolition of factory On September 21, 2018, the Company received a closing notice from the People's Government of Yangkou Town, Shouguang City informing it to close its three bromine factories (Number 3, Number 4, and Number 11.). The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority. In closing these factories, the Company wrote off net book value of these factories’ property, plant and equipment in the amount of $18,644,473 in the loss on demolition of factory in the condensed consolidated statements of income for the nine-month period ended September 30, 2018.

General and Administrative Expenses. General and administrative expenses were $6,021,561 for the nine-month period ended September 30, 2018, a decrease of $341,147 (or 5%) as compared to $6,362,708 for the same period in 2017. This decrease in general and administrative expenses was primarily due to (i) a non-cash expense related to stock options granted to employees decreased from $357,700 for the nine-month period ended September 30, 2017 to $0 for the same period of 2018; and (ii) the unrealized exchange gain in relation to the translation difference of inter-company balance in RMB for the nine-month period ended September 30,2018 amounted to $1,374,315, as compared to the unrealized exchange loss for the same period in 2017 of $1,140,363; which was offset by the increased property tax and land use right tax in the amount of $2,603,538 due to the increased tax rate by the government

Other Operating Income (loss). Other operating loss was $134,216 for the nine-month period ended September 30, 2018 for the write-off of some of prepaid land lease for the closed factories and raw material due to the flood damages happened during third quarter 2018, compared to other operating income of $281,613 for the nine-month period ended September 30, 2017 for sales of wastewater.

Income (loss) from Operations. Loss from operations was $41,927,504 for the nine-month period ended September 30, 2018, compared to an income of 34,130,721 in the same period in 2017.

	Income (loss)from Operations by Segment
	Nine-Month Period Ended September 30, 2018		Nine-Month Period Ended September 30, 2017
Segment:		% of total		% of total
Bromine	$(35,537,744)	83%	$17,269,984	48%
Crude Salt	(5,150,679)	12%	2,434,872	7%
Chemical Products	(2,101,059)	5%	16,441,115	45%
Natural Gas	(113,029)	—	(90,471)	—
Income(loss) from operations before corporate costs	(42,902,511)	100%	36,055,500	100%
Corporate costs	(399,308)		(784,416)
Unrealized exchange difference	1,374,315		(1,140,363)
Income(loss) from operations	$41,927,504		$34,130,721

Bromine segment

Loss from operations from our bromine segment was $35,537,744 for the nine-month period ended September 30, 2018, compared to an income of $17,269,984 in the same period in 2017. This decrease is due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.The direct labor and factory overheads incurred during the plant shutdown were expensed in the nine-month period ended September 30, 2018.

Crude salt segment

Loss from operations from our crude salt segment was $5,150,679 for the nine-month period ended September 30, 2018, compared to an income of $2,434,872 in the same period in 2017. This decrease is due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. The direct labor and factory overheads incurred during plant shutdown were expensed in the nine-month period ended September 30, 2018.

Chemical products segment

Loss from operations from our chemical products segment was $2,101,059 for the nine-month period ended September 30, 2018, compared to an income of $16,441,115 in the same period in 2017. This decrease was attributable to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in the Bohai Park. As a result, there were no chemical products, except for limited raw materials for sale for the nine-month period ended September 30, 2018.

Other Income, Net. Other income, net of $385,989 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2018, an increase of $111,675 (or approximately 41%) as compared to the same period in 2017.

Net Income(loss). Net loss was $31,283,007 for the nine-month period ended September 30, 2018, compared to an net income of $25,252,438 in the same period in 2017. This decrease was attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017, there are no bromine and chemical products in inventory, except for limited raw materials for selling for the nine-month period ended September 30, 2018.

Effective Tax Rate. Our effective tax rate for the nine-month period ended September 30, 2018 and 2017 was 25% and 27%, respectively. The effective tax rate of 25% for the nine-month period ended September 30, 2018 is consistent with the PRC statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, cash and cash equivalents were $208,245,940 as compared to $208,906,759 as of December 31, 2017. The components of this decrease of $660,819 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2018	2017
Net cash provided by operating activities	$22,980,662	$23,477,422
Net cash used in investing activities	$(12,097,475)	$(1,482,954)
Net cash used in financing activities	$(294,295)	$(273,873)
Effects of exchange rate changes on cash and cash equivalents	$(11,249,711)	$7,780,517
Net Increase (decrease) in cash and cash equivalents	$(660,819)	$29,501,112

For the nine-month period ended September 30, 2018, we met our working capital and capital investment requirements mainly by using cash flow from operations and cash on hand.

Net Cash Provided by Operating Activities

During the nine-month period ended September 30, 2018 and 2017, we had positive cash flow from operating activities approximately of $23.0 million and $23.5 million, respectively, primarily attributable to net income.

During the nine-month period ended September 30, 2018, cash flow from operating activities of approximately $23.0 million was more than our net loss of approximately $54.3 million mainly due to (i) cash used in working capital of approximately $31.0 million, which mainly consisted of the decrease in accounts receivable and decrease in inventories and increase in tax payable; and (ii) substantial non-cash charges of approximately $23.3 million, mainly in the form of depreciation and amortization of property, plant and equipment and loss on demolition of factory, which was offset by increased deferred tax assets.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
		% of total		% of total
Aged 1-30 days	$—	—	$1,955,296	7%
Aged 31-60 days	$396,494	100%	$1,284,013	4%
Aged 61-90 days	$—	—	$692,781	2%
Aged 91-120 days	$—	—	$2,675,960	9%
Aged 121-150 days	$—	—	$8,783,405	30%
Aged 151-180 days	$—	—	$5,079,545	17%
Aged 181-210 days	$—	—	$5,983,997	20%
Aged 211-240 days	$—	—	$3,310,887	11%
Total	$396,494	100%	$29,765,884	100%

The overall accounts receivable balance as of September 30, 2018 decreased by $29,369,390 (or 99%), as compared to those as of December 31, 2017. 100% of the balances of accounts receivable as of September 30, 2018 were settled by Oct 31, 2018. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the nine-month period ended September 30, 2018 is required.

Inventory

Our inventory consists of the following:

	September 30, 2018		December 31, 2017
		% of total		% of total
Raw materials	$—	—	$396,482	33%
Finished goods	$65,021	100%	$844,224	71%
	$65,021	100%	$1,240,706	104%
Allowance for obsolete and slowing-moving inventory	$—	—	$(43,921)	(4)
Total	$65,021	100%	$1,196,785	100%

The net inventory level as of September 30, 2018 decreased by $1,131,764 (or 95%), as compared to the net inventory level as of December 31, 2017.

Raw materials decreased by 100% as of September 30, 2018 as compared to December 31, 2017. There are no raw materials in inventory at the end of the third quarter of 2018.

Our finished goods consist of bromine, crude salt and chemical products. There are no bromine and chemical products in inventory at the end of the third quarter of 2018.

As of September 30, 2018, the crude salt included in the inventory is approximately $0.07 million. The annual loss of crude salt due to evaporation is approximately 3%. The average selling price of crude salt per tonne increased from $30.55 for fiscal year 2017 to $38.86 for the third quarter of 2018. We believe that there will be no realization problem for crude salt as we do not expect selling price to be lower than the current price.

Net Cash Used in Investing Activities

In the nine-month period ended September 30, 2018, we used approximately $0.68 million cash for the prepayment of land leases. We also used approximately $11.41 million to perform the rectification and improvements of our bromine and crude salt factories and the relocation of our chemical factories for the nine-month period ended September 30, 2018.

In the nine-month period ended September 30, 2017, we used approximately $0.86 million cash for the prepayment of land leases. We also used approximately $0.06 million to acquire property, plant and equipment for the nine-month period ended September 30, 2017.

The investing activities described above were financed by opening cash balances as of December 31, 2017, and cash generated from operation during the nine-month period ended September 30, 2018.

Net Cash Used in Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the nine-month period ended September 30, 2018 and 2017.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months.

Working capital was approximately $208.6 million at September 30, 2018 as compared to approximately $237.8 million at December 31, 2017. The decrease was mainly attributable to net loss for the nine-month period ended September 30, 2018.

We had available cash of approximately $208.2 million at September 30, 2018, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for the rectification and improvements of our bromine and crude salt factories, the relocation of our chemical factories (See note 1(b) in the notes to the consolidated financial statements), future expansion of our bromine and crude salt businesses through acquisition, enhancements to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2018 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 17 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, revenue recognition, income taxes, and stock-based compensation. These policies and estimates are described in the Company’s 2017 Form 10-K, as amended.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that due to the material weakness identified below, our disclosure controls and procedures were ineffective as of the end of the period covered by this Form 10-Q.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 9, 2108, the Company filed Amendment No.2 on Form 10K/A for fiscal year ended December 31, 2017, Amendment No.1 on Form 10Q/A for the quarterly period ended March 31, 2018 and Amendment No.1 on Form 10Q/A for the quarterly period ended June 30, 2018 to correct an error related to the one-time mandatory federal transition tax on accumulated foreign earnings.

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

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 13, 2018	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 13, 2018	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)