Form 10-K
period 2018-12-31
GULF RESOURCES, INC.
filed 2019-03-15
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference  in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

As of June 29, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was approximately $37 million based upon a closing sale price of $1.38.

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

Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 As of March 14, 2019, the registrant had outstanding 46,920,760 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe", "expect", "intend", "anticipate", "estimate", "plan", "may", "will", variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report.  Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

PART I

Item 1. Business.

Introduction

We manufacture and trade bromine and crude salt, natural gas, manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, and manufacture and sell materials for human and animal antibiotics. To date, our products have been sold only within the People’s Republic of China. As used in this report, the terms "we," "our," "Company" and "Gulf Resources" refers to Gulf Resources, Inc. and its wholly-owned subsidiaries, and the terms “ton” and “tons” refers to metric tons, in each case, unless otherwise stated or the context requires otherwise.

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.14811 and $0.15143 during fiscal years 2017 and 2018, respectively. The reporting currency of the Company is the United States dollar (“USD” or $”).

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

The sellers of SCRC agreed as part of the purchase price to accept the Shares, based on a valuation of $2.00, which was a 73% premium to the price on the day the agreement was reached. For accounting purposes, the Shares were valued at $1.84, which was the closing price of our stock on the closing date of the agreement. The price difference between the original sale price of $2.00 and the $1.84 closing price of our stock on the closing date of the agreement is solely for accounting purposes. There has been no change in the number of shares issued.

On November 24, 2015, Gulf Resources, Inc., a Delaware corporation consummated a merger with and into its wholly-owned subsidiary, Gulf Resources, Inc., a Nevada corporation. As a result of the reincorporation, the Company is now a Nevada corporation.

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered capital of RMB50,000,000, and there was RMB13,848,730 capital contributed by SCHC as of December 31, 2018. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, ShouguanYuxin Chemical Co., Limited (“SYCI”) and ShouguanRongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported under SYCI in the fiscal year 2018.

Our current corporate structure chart is set forth in the following diagram:

Our executive offices are located at Level 11, Vegetable Building, Industrial Park of the East in Shouguang City, Shandong Province, P.R.C. Our telephone number is +86 (536) 5670008. Our website address is www.gulfresourcesinc.com. The information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Form 10-K.

Closure and rectification process of our Bromine, Crude Salt and Chemical Products factories

On September 1, 2017, the Company received letters from the Yangkou County, Shouguang City government to each of its subsidiaries, Shouguang City Haoyuan Chemical Company Limited and Shouguang Yuxin Chemical Industry Co., Limited, which stated that in an effort to improve the safety and environmental protection management level of chemical enterprises, the plants are requested to immediately stop production and perform rectification and improvements in accordance with the country's new safety, environmental protection requirements. As a result, our facilities located were closed on September 1, 2017 to allow for rectification.

Subsequently, the Safety Supervision and Administration Department and the Environmental Protection Departments of the local government conducted inspections of every bromine production enterprise within its jurisdiction, in order to improve security, environmental protections, pollution, and safety.

The Company has been working closely with the county authorities to develop rectification plans for both its bromine and crude salt businesses and agreed on a rectification plan in October 2017. As part of the rectification plan, the Company has converted its bromine and crude salt factories from coal to electricity, installed computerized production monitoring and safety equipment, lined all of the salt ponds, paved roads, and performed some other upgrades. In the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018 since the beginning. The Company has entered into contracts related to building new extraction wells for bromine facilities in the aggregate amount of approximately $40 million in which approximately $12 million was paid in 2018.

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (“Bohai Park”). This is because the two plants are located in a residential area and their production activities will impact the living environment of the residents. This is as result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, and ensure the quality of living environment for residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations will be ordered to shut down.

On September 21, 2018, the Company received a closing notice from the People's Government of Yangkou Town, Shouguang City informing it that its three bromine factories (Number 3, Number 4, and Number 11.) and not allowed to resume production and hence the Company has to demolish these factories. The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority. In closing these factories, the Company wrote off net book value of these factories’ property, plant and equipment in the amount of $18,644,473 in the loss on demolition of the factory in the consolidated statements of loss for the fiscal year ended December 31, 2018, recorded an impairment loss on the related mineral rights of these three factories of $1,284,832 included in the impairment of property, plant and equipment in the consolidated statements of loss for the fiscal year ended December 31, 2018 and wrote off $52,926 of prepaid land lease recorded in other operating loss in the consolidated statements of loss for fiscal year ended December 31, 2018. The Company incurred dismantling fee in the amount of $273,757 recorded in other operating loss in the consolidated statements of loss for fiscal year ended December 31, 2018. The Company will negotiate with the local villages over compensation for the payment already made for these land leases and mineral rights in the past. However, the Company is uncertain of the amount that it could recover and when this could be accomplished.

The Company has completed all the rectification and improvements in accordance with the government requirements, and we are currently waiting for any further notices from the government. We will still need to fulfill project approval, planning approval, land use rights approval and environmental protection assessment approval, by working closely with the local government.

Because many smaller producers have not had the capital to conduct the rectification required by the government, management believes there could be some extremely attractive acquisition opportunities in bromine. However, at the present time, all of management’s attention is focused on getting its facilities approved and in full production. Management may consider acquisition opportunities in this segment in the future if the prices were sufficiently attractive.

To date, we have secured the land for the chemical factory. The Company also completed the designing of the factory, just waiting for the final approval regarding environmental protection assessment As soon as it get the final approval,, Gulf will move ahead as quickly as possible to start the factory construction. It will start its production as early as it can with all the efforts. There was an impairment loss on the property, plant and equipment related to the relocation of our chemical plants to Bohai Park in the amount of $16,636,322, since much of the equipment that was used in the chemical factories was relatively old. Further, even if it had been newer, we believe that it might not have passed new environmental tests.  The total cost of building the new factory is currently estimated to be approximately $60 million. The Company incurred relocation costs in the amount of $10,925,081 and $9,732,118 as of December 31, 2018 and 2017.

In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. The Company has been working with Xinan Shiyou Daxue (Southwest Petroleum University) and developed a solution to DHCH’s technical drilling problem. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company has completed the test production at its first natural gas well in Sichuan Province and commenced trial production in January 2019.

As of December 31, 2018, the Company performed the qualitative assessment and determined that it is more likely than not that the fair value of its chemical segment is less than its carrying amount due to the uncertainty in the timing of receipt of the final approval of the design of the new factory, the uncertainty in the forecast of demand for chemical products which may be affected by China’s environmental protection policies and the time that the segment may need to build up the customer base to a level similar to the past. Considering these factors, the Company determined the fair value of its chemical segment based on the discounted cash flow model is less than the carrying amount of its chemical segment to the extent of the entire goodwill and recorded an impairment charge of $27,966,050 in the year ended December 31, 2018.

We will continue to control the land and buildings where the old chemical factories are located. At this time, we have not considered how or if we can monetize those assets.

Our Business Segments

Our business operations are conducted in four segments, bromine, crude salt, chemical products, and natural gas.  We manufacture and trade bromine, crude salt and natural gas, and manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents and manufacturer of materials for human and animal antibiotics.  We conduct all of our operations in China.

Bromine and Crude Salt

We manufacture and distribute bromine through our wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited, or SCHC.  Bromine (Br2) is a halogen element and it is a red volatile liquid at standard room temperature which has reactivity between chlorine and iodine. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine is also used to form intermediates in organic synthesis, which is somewhat preferable over iodine due to its lower cost.  Our bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants.

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI.  At the present time, SYCI is closed pursuant to the letter from government dated on November 24, 2017. It will be relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City. SYCI paid $9,732,118 for a 50-year lease of a piece of land for its new factories at Bohai Marine Fine Chemical Industrial Park in December, 2017 and leased another piece of land from the third party for its new chemical factory.

Historically, SYCI concentrated its efforts on the production and sale of chemical products that are used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals and materials that are used for human and animal antibiotics. SYCI also engages in depth study of existing products and new product research and development at the same time. The annual production capacity for SYCI old factories of oil and gas field exploration products and related chemicals was over 26,000 tons,  its annual production capacity of papermaking-related chemical products was over 5,000 tons, and the annual production capacity of materials that are used for human and animal antibiotics was over 6,800 tons.

Sales and Marketing

We have an in-house sales staff of 19 persons. Our customers send their orders to us first.  Our in-house sales staff then attempts to satisfy these orders based on our actual production schedules and inventories on hand. Many of our customers have a long term relationship with us. We expect this to continue due to stable demand for mineral products, however, these relationships cannot be guaranteed in the future.

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2018 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, and Shouguang Weidong Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy. We have no accounts receivable for the year ended December 31, 2018.

During the year ended December 31, 2018, the net revenue for the bromine segment was $0 due to the closure of all of our plant and factories in order to perform rectification and improvement since September 1, 2017. During the year ended December 31, 2017, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $17,950,659, or approximately 43% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 19%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2018 and 2017, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $1,981,573 and $8,947,283, respectively, or approximately 100% and 100% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 39% and 42%, respectively, of total net revenue from the sale of crude salt.

During the year ended December 31, 2017, sales to our three largest chemical products customers, based on net revenue from such customers, aggregated $8,269,199, or approximately 15% of total net revenue from sale of chemical products; and sales to our largest customer represented approximately 6% of total net revenue from the sale of chemical products.

During the year ended December 31, 2018, there were limited chemical products for sale due to the closure of our chemical factories since September 1, 2017, we only sold limited chemical products and raw materials to our customers in the aggregate amount of $613,368.

Principal Suppliers

Our principal external suppliers are Shandong Xinlong Biological Technology Company Limited, Shouguang City Rongguang Trading Company Limited, Shandong Xinlong Group Company Limited, Shouguang Hongye Trading Company Limited and Zibo City Zichuan Fuli Chemical Raw Material Factory.

During the year ended December 31, 2018, we did not purchase any raw materials for our bromine and crude production. During the year ended December 31, 2017, we purchased 66% of raw materials for our bromine and crude production from our top three suppliers.

During the year ended December 31, 2018, we did not purchase any raw materials for chemical products production. During the year ended December 31, 2017, we purchased 55% of raw materials for our chemical products production from our top three suppliers. We purchased a portion of the bromine produced by the Company internally as well, totaling $6,305,642 for the years ended December 31, 2017 for the production of chemical products.

This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of keen competition and the trend of less bromine contraction of brine water being extracted in Shouguang City, Shandong Province, the Company had announced its intent to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. The Company completed the drilling of its first exploratory well in December 2011 and announced in mid-January 2012 that the Company discovered underground brine water resources in Daying County. In September 2014, the Company started deeper drilling exploration under its existing well and did an exploration analysis on the resources from different levels. On January 30, 2015 we announced that we had found natural gas resources under our bromine well in the Sichuan area. On November 23, 2015 the company’s wholly owned subsidiary SCHC entered into an agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt). In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. Then later on, the Company found some issues related to the water and other potential impurities in the natural gas during trial production. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company has completed the test production at its first natural gas well in Sichuan Province and has commenced trial production in January 2019.

On September 1, 2017, the Company received notification from the Government of Yangkou County, Shouguang City of PRC that production at all its factories be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements.

The Company has been working closely with the County authorities to develop rectification plans for both its bromine and crude salt businesses and had agreed on a plan in October 2017. In the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018.The Company has completed all the rectification and improvements in accordance with the government requirements, and we are currently waiting for any further notices from the government. We will still need to fulfill project approval, planning approval, land use rights approval and environmental protection assessment approval, by working closely with the local government.

In the fiscal of 2018, the Company incurred enhancement works in our crude salt field for our bromine and crude salt factories for the rectification and improvements at a cost of approximately $15.8 million. The Company built new extraction wells for bromine facilities at costs of approximately $17.8 million. The Company expects to build new extraction wells in 2019, which expects to incur capital expenditure of approximately $28 million..

▼ Chemical Products

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park. This is because the two plants are located in a residential area and their production activities will impact the quality of the living environment of the residents. This is as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, and ensure the quality of living environment of residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations were ordered to shut down. The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation costs in the amount of $10,925,081 which was capitalized in construction work in progress as of December 31, 2018.

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

Employees

As of December 31, 2018 we employed approximately 699 full-time employees, of whom approximately 64% are with SCHC and DCHC, and 35% are with SYCI. Approximately 6% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 21% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution amounts to 33% of the average monthly salary. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $1,216,096 for fiscal year 2018.

Available Information

We make available free of charge on or through our internet website, www.gulfresourcesinc.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers like our Company that file electronically with the SEC at http://www.sec.gov. The information contained on our website is not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

FIGURE 2.1 - REGIONAL MAP OF MINING PROPERTIES

Key
Highway
National Rd
Provincial Rd
Railway
Water Sys
Province boundary
Mining Property
He
Bei
Province
Bo
Hai
Cangzhou City
Dezhou City
Binzhou City
Dongying City
Yangkou Township
Penglai City
Yantai City
Weihai City
Laiyang City
Changyi City
Shouguang City
Jinan City
Zibo City
Qingzhou City
Weifang City
Liaocheng City
Taian City
Laiwu City
Province
Qingdao City
Huang
Hai
Dong
Shan
Puyang City
Jining City
Heze City
Rizhao City
Zaozhuang City
Linyi City
He
Nan
Shangqiu City
An
Hui
Province
Province
Xuzhou City
Jiang
Su
Province
Lianyungang City
Wulumuqi
Haerbin
Beijing
Lanzhou
Lasa
Wuhan
Kunming
Guangzhou

Date : December 31, 2018

FIGURE 2.2 - DETAILED MAP OF MINING PROPERTIES

Guang
Rao
Country
Ding Thorpe
Dong
Qing
High
way
Yangkou Port
Bohai Bay
Yangkou
No.1
No.10
No.2
No.5
No.7
Renjiazhuangzi
Zhengjia
zhuangzi
No.9
No.8
Dajiawa
Yingli
Taitou
Yangzi
Hou
Township
Hanting
District
Shouguang
City
Cangzhou City
Dongying
City
Shouguang
City
Yantai City
Jinan City
Weifang
City
Shan Dong Province
Qingdao City
Heze City
Linyi City
Key
Highway
National Rd.
Provincial Rd.
Railway
Water System
Province
Boundary
Mining Property
Boundary
0
5
10km

Date : December 31, 2018

We do not own any land, although we do own some of the buildings on land we lease. Our executive offices are located at Level 11, Vegetable Building, Industrial Park of the East in Shouguang City, Shandong Province, P.R.C, which also is the headquarters of SCHC and SYCI. These offices were purchased from Shandong Shouguang Vegetable Seed industry Group Co., Ltd, in which Mr. Ming Yang, the Chairman of the Company, had 99% equity interest.

SYCI concentrates its efforts on the production and sale of chemical products that are used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, and manufacture and sell materials that are used for human and animal antibiotics in China. At the present time, SYCI is under shutdown state based on the letter from government dated On November 24, 2017. It will be relocated to Bohai Marine Fine Chemical Industry Park,Shouguang City, Shandong Province, China.

DCHC, is a registered company exploring and developing natural gas and brine resources (including bromine and crude salt) in China located in No.14 team, Liguanggou Village, Tianbao Township, Daying County, Suining City, Sichuan Province, China.

The Company operates its bromine and crude salt production facilities through its wholly-owned subsidiary SCHC.  SCHC has land use rights to one property (10,790 square meters, or approximately 3 acre) as bromine production area for Factory No. 1 and land lease contracts to seven properties (approximately 17,816 acre), totaling nearly 17,819 acre, located on the south bank of Laizhou Bay on the Shandong Peninsula of the People’s Republic of China (“China”).  Each of the properties is accessible by road. The Yiyang railway line is within 50 kilometers and the Yangkou port is five kilometers away.

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

As of December 31, 2018, the Company had invested approximately $97.4 million in its eleven production factories and facilities (including the demolition of Factory No.6 in 2016 and the closed factories No 3, No 4, and No 11 in 2018) and paid approximately $21.0 million in prepaid land lease payments and mineral rights. The Company incurred enhancement works in our protection shells to crude salt fields at costs of approximately $15.8 million and paid approximately $17.8 million for new extraction wells in the fiscal year 2018. In light of the increased labor and raw materials costs of construction projects in recent years, the cost to replace those eroded parts increased the overall cost of the enhancement project to its current level.

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

The mining rights were renewed in July 2018 and we are working closely to discuss and assess with local government to decide if the rights need to be updated based on most recent government land use and planning requirements.

On September 21, 2018, we received a closing notice from the People's Government of Yangkou Town, Shouguang City informing us that we had to shut down our three bromine factories (Number 3, Number 4, and Number 11.).

The following is a description of the land use and mineral rights related to each of the nine properties held by SCHC as of December 31, 2018.

All of the bromine factories are under rectification process without production.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2018	35.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 1 branch – State-owned Shouguang Qinshuibo Farm
Area	0.79 acres
Date of Factory lease	January 1, 2011
Factory Lease Term	Twenty Years
Factory lease Expiration Date	2030
The number of remaining years to expiration of the of the factory lease as of December 31, 2018	12.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB5,000,000
Mining Permit No.:	Under application

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2018	34 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 2 – State Operated Shouguang Qingshuibo Farm
Area	568 acres
Date of Acquisition	December 30, 2010
Land Use Rights Lease Term	Thirty Years
Land Use Rights Expiration Date	2040
The number of remaining years to expiration of the of the land lease as of December 31, 2018	22.7 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB172,500 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 5 – Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2018	36 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2018	40.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150 (increase 5% per two years)
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2018	40.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2018	41.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,000 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2018	3.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000 (increase 5% per year)
Mining Permit No.:	Under application

Leased Facility

On November 5, 2010, SCHC entered into a Lease Contract with State-Operated Shouguang Qingshuibo Farm. Pursuant to the Lease Contract, SCHC shall lease certain property with an area of 3,192 square meters (or 0.8 acres) and buildings adjacent to the Company’s Factory No. 1.  There are currently non-operating bromine production facilities on the property which have not been in production for more than 12 months.  The annual lease payment for the property is RMB 5.0 million, approximately $794,550, per year and shall be paid by SCHC no later than June 30th of each year.  The term of the Lease Contract is for twenty years commencing January 1, 2011. The Lease Contract may be renewed by SCHC for an additional twenty year period on the same terms.  The Lessor has agreed to permit SCHC to reconstruct and renovate the existing bromine production facilities on the property.

The chart below represents the annual production capacity and annualized utilization ratios for our bromine producing properties currently leased by the Company, which are all located in Shouguang City, Shandong Province, China.  There are no proven and probable reserves located on our properties.

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2018 Utilization Ratio	2017 Utilization Ratio
Factory No. 1	—	6,442	6,681	—	44%
Factory No. 2	April 7, 2007	1,846	4,844	—	40%
Factory No. 3 **	June 8, 2007	2,318	4,701	—	39%
Factory No. 4 **	October 26, 2007	2,310	3,801	—	43%
Factory No. 5 and Factory No. 7 *	October 25, 2007/ January 7, 2009	3,776	6,986	—	45%
Factory No. 8	September 7, 2009	2,723	4,016	—	43%
Factory No. 9	June 7, 2010	759	2,793	—	39%
Subdivision of Factory No. 1	January 1, 2011	1	3,186	—	38%
Factory No. 10	December 22, 2011	1,700	3,000	—	42%
Factory No. 11 **	November 26, 2012	1,730	2,800	—	40%

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
**	Bromine production for Factory No. 3, 4 and 11 was closed in September 2018.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2018			2017
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	—	—	—	1,948	2,050	26,897
Factory No. 2	—	—	—	1,283	1,297	26,863
Factory No. 3 **	—	—	—	1,215	1,257	27,101
Factory No. 4 **	—	—	—	1,083	1,130	26,954
Factory No. 5 and Factory No. 7 *	—	—	—	2,096	2,154	26,919
Factory No. 8	—	—	—	1,146	1,176	26,954
Factory No. 9	—	—	—	722	757	26,897
Subdivision of Factory No. 1	—	—	—	843	863	27,105
Factory No. 10	—	—	—	817	837	26,904
Factory No. 11 **	—	—	—	739	766	26,983
Total(Note A)	—	—		11,892	12,287

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.
**	Bromine production for Factory No. 3, 4 and 11 was closed in September 2018.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2018			2017
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	—	2,790	264	4,950	7,721	211
Factory No. 2	—	6,713	250	17,148	17,164	210
Factory No. 5 and Factory No. 7 *	—	10,592	251	91,329	151,265	223
Factory No. 8	—	20,371	252	58,420	68,064	214
Factory No. 9	—	9,941	255	30,258	30,320	215
Total	—	50,407		202,105	274,534

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other.

The following table shows the chemical products produced and sold for our SYCI’s production facilities and the weighted average price received for all products sold for the last two years.

	2018			2017
Chemical Products	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Oil and gas exploration additives	—	—	—	6,547	6,751	12,994
Paper manufacturing additives	—	—	—	1,973	2,016	7,696
Pesticides manufacturing additives	—	14	44,000	1,297	1,309	36,279
Pharmaceutical intermediates	—	—	—	2,689	1,075	155,251
By products	—	96	10,222	7,627	7,638	8,324
Total	—	110		20,133	18,789

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2018 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2018

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,518,000	$0.97	5,005,489
Equity compensation plans not approved by security holders	-	-	-
Total	2,518,000	$0.97	5,005,489

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

Recent Development

On September 21, 2018, the Company received a closing notice from the People's Government of Yangkou Town, Shouguang City informing it that its three bromine factories (Number 3, Number 4, and Number 11.) are not allowed to resume production and hence the Company has to demolish these factories. The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority.

In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. The Company has been working with Xinan Shiyou Daxue (Southwest Petroleum University) and developed a solution to DHCH’s technical drilling problem. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company has completed the test production at its first natural gas well in Sichuan Province and has commenced trial production in January 2019.

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC, the consolidated financial statements and the information presented below as of and for the year ended December 31, 2018. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Year ended December 31, 2018 as compared to year ended December 31, 2017

	Years ended
	December 31, 2018	December 31, 2017	Percent Change Increase/ (Decrease)
Net Revenue	$2,594,941	$107,522,441	(98%)
Cost of Net Revenue	$(1,310,272)	$(63,157,090)	(98%)
Gross Profit	$1,284,669	$44,365,351	(97%)
Sales, Marketing and Other Operating Expense	$(66,111)	$(278,600)	(76%)
Research and Development Costs	$—	$(195,195)	(100%)
Write-off / Impairment on property, plant and equipment	$(1,397,313)	$(17,581,244)	(92%)
Loss on demolition of factory	$(18,644,473)	$—	—
Direct labor and factory overheads incurred during plant shutdown	$(21,081,692)	$(6,883,557)	206%
Write-off / Impairment on prepaid land lease	$(4,004,788)	$—	—
Goodwill Impairment Loss	$(27,966,050)	—	—
General and Administrative Expenses	$(11,268,800)	$(8,536,757)	32%
Other Operating Income (Loss)	$(407,973)	$281,613	(245%)
Income (loss) from Operations	$(83,552,531)	$11,171,611	(848%)
Other Income, Net	$500,690	$391,842	28%
Income (loss) before Taxes	$(83,051,841)	$11,563,453	(818%)
Income (Taxes) benefit	$13,087,855	$(3,610,140)	(463%)
Net Income (loss)	$(69,963,986)	$7,953,313	(980%)

Net Revenue  The table below shows the changes in net revenue in the respective segment of the Company for the fiscal year 2018 compared to the same period in 2017:

	Net Revenue by Segment
	Year Ended		Year Ended		Percent Change
	December 31, 2018		December 31, 2017		Decrease
Segment		Percent of total		Percent of total
Bromine	$—	—	$42,224,901	39%	(100%)
Crude Salt	$1,981,573	76%	$8,986,080	8%	(78%)
Chemical Products	$613,368	24%	$56,311,460	53%	(99%)
Total sales	$2,594,941	100%	$107,522,441	100%	(98%)

	Years Ended December 31		Percent Change
Bromine and crude salt segments product sold in tonnes	2018	2017	Decrease
Bromine (excluded volume sold to SYCI)	—	10,681	(100%)
Crude Salt	50,407	274,534	(82%)

	Years Ended December 31		Percent Change
Chemical products segment sold in tonnes	2018	2017	Decrease
Oil and gas exploration additives	—	6,751	(100%)
Paper manufacturing additives	—	2,016	(100%)
Pesticides manufacturing additives	14	1,309	(99%)
Pharmaceutical intermediates	—	1,075	(100%)
By products	96	7,638	(99%)
Overall	110	18,789	(99%)

Bromine segment

For the fiscal year 2018, the net revenue for the bromine segment was $0 due to the closure of all of our plants and factories to perform rectification and improvement since September 1, 2017. All bromine goods in the inventory were sold as of December 31, 2017.

Crude salt segment

The decrease in net revenue from our crude salt segment was due to the decrease in the sales volume of crude salt. The sales volume of crude salt decreased by 82% from 274,534 tonnes for the fiscal 2017 to 50,407 tonnes for the same period in 2018. This decrease was attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was limited crude salt for sale for the fiscal year 2018.

The average selling price of crude salt increased by 20% from $32.73 per tonne for the fiscal year 2017 to $39.31 per tonne for the same period in 2018.

The table below shows the changes in the average selling price and changes in the sales volume of crude salt for the fiscal year 2018 from the same period in 2017.

Fiscal Year
Decrease in net revenue of crude salt as a result of:	2018 vs. 2017
Increase in average selling price	$1,068,908
Decrease in sales volume	$(8,073,415)
Total effect on net revenue of crude salt	$(7,004,507)

Chemical products segment

	Product Mix of Chemical Product Segment
	Year Ended		Year Ended		Percent Change
	December 31, 2018		December 31, 2017		Decrease
Chemical Products		Percent of total		Percent of total
Oil and gas exploration additives	$—	—	$12,852,210	23%	(100%)
Paper manufacturing additives	$—	—	$2,275,236	4%	(100%)
Pesticides manufacturing additives	$98,200	16%	$6,953,930	12%	(99%)
Pharmaceutical intermediates	$—	—	$24,922,328	44%	(100%)
By products	$154,666	25%	$9,307,756	17%	(98%)
Raw materials	$360,502	59%	$—	—	—
Total sales	$613,368	100%	$56,311,460	100%	(99%)

Net revenue from our chemical products segment decreased from $56,311,460 for the fiscal year 2017 to $613,368 for the same period in 2018, a decrease of approximately 99%. This decrease was attributable to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in the Bohai Park. As a result there were limited chemical products for sale for the fiscal year 2018 and no chemical product in inventory at the end of December 31, 2018. Net revenue from our pesticides manufacturing additives decreased from $6,953,930 for the fiscal year 2017 to $98,200 for the same period in 2018, a decrease of approximately 99%. Net revenue from our byproducts decreased from $9,307,756 for the fiscal year 2017 to $154,666 for the same period in 2018, a decrease of approximately 98%. Since we are not allowed to engage in any production activities until the new factory is built, we sold our raw materials in the amount of $360,502 for the fiscal year 2018.

Cost of Net Revenue

	Cost of Net Revenue by Segment
	Year Ended		Year Ended		Percent Change
	December 31, 2018		December 31, 2017		Decrease
Segment		Percent of total		Percent of total
Bromine	$—	—	$20,991,198	33%	(100%)
Crude Salt	$765,944	58%	$4,329,663	7%	(82%)
Chemical Products	$544,328	42%	$37,836,229	60%	(99%)
Total Cost of Net Revenue	$1,310,272	100%	$63,157,090	100%	(98%)

 Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $1,310,272 for the fiscal year 2018, a decrease of $61,846,818 (or 98%) as compared to the same period in 2017.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2017	42,808	42%
Fiscal year 2018	31,506	—
Variance of the fiscal year 2018 and 2017	(11,302)	(42%	)

(i) Utilization ratio is calculated based on the actual production volume in tonnes for the year divided by the annual production capacity in tonnes.

Our annual production capacity decreased 11,302 in tonnes for the fiscal year 2018 as compared to the same period in 2017 due to the permanent closure of Factory No.3, 4 and 11. See Note 1 (b) in the Notes to the Consolidated Financial Statement.

Our utilization ratio was 0% for the fiscal year 2018 was due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.

The Company expects to carry out enhancement projects for the extraction wells in 2019, which will cost approximately $35 million.

Bromine segment

For the fiscal year 2018, the cost of net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. All bromine goods in the inventory were sold as of December 31, 2017. As a result, there was no bromine for sale for the fiscal year 2018.

Crude salt segment

The cost of net revenue for our crude salt segment for fiscal year 2018 was $765,944, representing a decrease of $3,563,719, or 82%, compared to $4,329,663 for the same period in 2017. This decrease was attributable to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was limited crude salt for sale for the fiscal year 2018.

Chemical products segment

Cost of net revenue for our chemical products segment for the fiscal year 2018 was $544,328, representing a decrease of $37,291,901 or 99% over the same period in 2017. This decrease was attributable to the sale of lower margin raw material items as the chemical factories were closed in September 2017 for relocation and is not expected to resume operations until early 2020.

Gross Profit. Gross profit was $1,284,669, or 50%, of net revenue for fiscal year 2018 as compared to $44,365,351, or 41%, of net revenue for fiscal year 2017.

	Gross Profit by Segment				% Point
	Year Ended		Year Ended		Change of
	December 31, 2018		December 31, 2017		Gross Profit
Segment		Percent of Net Revenue		Percent of Net Revenue
Bromine	$—	—	$21,233,703	50%	(50%)
Crude Salt	$1,215,629	61%	$4,656,417	52%	9%
Chemical Products	$69,040	11%	$18,475,231	33%	(22%)
Total Gross Profit	$1,284,669	50%	$44,365,351	41%	9%

Bromine segment

For the fiscal year 2018, the gross profit margin for our bromine segment was 0% due to the closure of all of our plant and factories to perform rectification and improvements since September 1, 2017. All bromine goods in the inventory were sold as of December 31, 2017. As a result, there was no bromine for sale for the fiscal year 2018.

Crude salt segment

For the fiscal year 2018, the gross profit margin for our crude salt segment was 61%, as compared to of 52% for the same period in 2017. This 9% increase is mainly due to the increased average selling price.

Chemical products segment

For the fiscal year 2018, the gross profit margin for our chemical segment was 11% because of the sale of lower margin raw materials as the chemical factories were closed in September 2017 for relocation.

Research and Development Costs The total research and development costs incurred for the fiscal years 2018 and 2017 were $0 and $195,195, respectively, a decrease of 100%. Due to the closure of our chemical factories since September 1, 2017, there were no research and development costs incurred for the fiscal year 2018. Research and development costs for the fiscal year 2017 represented raw materials used by SYCI for testing the manufacturing routine.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) of a total amount of $21,081,692 and $6,883,557 incurred for the fiscal year 2018 and 2017 which would have been presented in the cost of net revenue were presented as part of the operating expense. The Company retains all the employees during this period.

Write-off/Impairment on property, plant and equipment. Write-off and impairment losses on property, plant and equipment for the fiscal years 2018 and 2017 were $1,397,313 and $17,581,244, respectively, a decrease of 92%. Write-offs on property, plant and equipment of $1,397,313 for fiscal year 2018 represented the impairment for the mineral rights for the factories that have to be permanently closed due to closure notice from the People's Government of Yangkou Town, Shouguang City (See Note 1 (b) in the Notes to the Consolidated Financial Statement), and write-offs of certain wells and equipments damaged by flood from a typhoon during the third quarter 2018. Write-off and impairment loss on property, plant and equipment of $17,581,244 for the fiscal year 2017 represented (i) the impairment loss on property, plant and equipment related to the transmission channels and ducts in fiscal year 2017 in the amount of $216,182; (ii) the impairment loss on property, plant and equipment related to our chemical production plants that had to be relocated to Bohai Marine Fine Chemical Industry Park in the amount of $16,636,322; and (iii) write-off certain protective shells to crude salt fields of $619,112 during the enhancement project that started in November 2017 and was completed in December 2017.

Write-off of prepaid land lease. Write-off of prepaid land leases for the fiscal year 2018 were $4,004,788, which represented the impairment for the land lease for factory of SYCI that have to be relocated to Bohai Marine Fine Chemical Industry Park.

Loss on demolition of factory On September 21, 2018, the Company received a closing notice from the People's Government of Yangkou Town, Shouguang City informing it to close its three bromine factories (Number 3, Number 4, and Number 11.). The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority. In closing these factories, the Company wrote off net book value of these factories’ property, plant and equipment in the amount of $18,644,473 recorded in the loss on demolition of factory in the consolidated statements of loss for the fiscal year 2018.

Goodwill impairment loss As of December 31, 2018, the Company performed the qualitative assessment and determined that it is more likely than not that the fair value of its chemical segment is less than its carrying amount due to the uncertainty in the timing of receipt of the final approval of the design of the new factory, the uncertainty in the forecast of demand for chemical products which may be affected by China’s environmental protection policies and the time that the segment may need to build up the customer base to a level similar to the past. Considering these factors, the Company determined the fair value of its chemical segment based on the discounted cash flow model is less than the carrying amount of its chemical segment to the extent of the entire goodwill and recorded an impairment charge of $27,966,050 in the year ended December 31, 2018.

General and Administrative Expenses. General and administrative expenses were $11,268,800 for the fiscal year 2018, an increase of $2,732,043 (or 32%) as compared to $8,536,757 for the same period in 2017. The increase was primarily due to (i) the increased property tax and land use right tax in the amount of $2,973,257 due to the increased tax rate by the government (ii) incurred repair and maintenance expenses in the amount of $2,590,003 for the damage by flood from a typhoon during the fiscal year 2018.This was offset by the unrealized exchange gain in relation to the translation difference of inter-company balances in USD and RMB for the fiscal year 2018 in the amount of $1,315,454, as compared to the unrealized exchange loss for the same period in 2017 in the amount of $1,557,759.

Other Operating Income (loss).  Other operating loss was $407,973 for the fiscal year 2018 for the write-off of some of prepaid land leases for the closed factories and raw material lost as a result of the damage from the flooding and the cost of demolition of the factory during fiscal year 2018, compared to other operating income of $281,613 for the fiscal year 2017 for sales of wastewater.

Income (Loss) from Operations. Loss from operations was $83,552,531 for the fiscal year 2018, compared to an income of $11,171,611 in the same period in 2017.

	Income (loss) from Operations by Segment
	Year ended December 31, 2018		Year ended December 31, 2017
Segment:		% of total		% of total
Bromine	$(40,504,752)	48%	$12,460,230	90%
Crude Salt	$(8,336,305)	10%	$2,426,137	18%
Chemical Products	$(34,757,750)	42%	$(1,024,569)	(7%)
Natural Gas	$(204,517)	—	$(116,465)	(1%)
Income (loss) from operations before corporate costs	$(83,803,324)	100%	$13,745,333	100%
Corporate costs	$(1,064,661)		$(1,015,963)
Unrealized gain/(loss) on translation of intercompany balance	$1,315,454		$(1,557,759)
Income (loss) from operations	$(83,552,531)		$11,171,611

Bromine segment

Loss from operations from our bromine segment was $40,504,752 for the fiscal year 2018, compared to an income of $12,460,230 in the same period in 2017. This decrease is due to the closure of all of our plants and factories to perform rectification and improvements since September 1, 2017.

Crude salt segment

Loss from operations from our crude salt segment was $8,336,305 for the fiscal year 2018, compared to income of $2,426,137 in the same period in 2017. This decrease is due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.

Chemical products segment

Loss from operations from our chemical products segment was $34,757,750 for the fiscal year 2018, compared to a loss of $1,024,569 in the same period in 2017. This decrease was attributable to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in the Bohai Park. As a result, there were limited chemical products and limited raw materials for sale for the fiscal year 2018.

Other Income, Net. Other income, net, which represent bank interest income, net of capital lease interest expense was $500,690 for the fiscal year 2018, an increase of $108,848 (or approximately 28%) as compared to the same period in 2017.

Net Income (loss). Net loss was $69,963,986 for the fiscal year 2018, compared to net income of $7,953,313 in the same period in 2017. This decrease was attributable to the closure of all of our plants and factories to perform rectification and improvement since September 1, 2017, there are no bromine and limited crude salt and limited chemical products in inventory, and limited raw materials for selling for the fiscal year 2018.

Effective Tax Rate. Our effective tax rates for the fiscal years 2018 and 2017 were 16% and 31%, respectively. The effective tax rate for the fiscal year 2018 was 9% lower than the PRC statutory income tax rate of 25%, mainly due to non-deductible expense. The effective tax rate of 31% for the fiscal year 2017 differs from the PRC statutory income tax rate of 25% mainly due to non-deductible item in connection with the unrealized exchange loss.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, cash and cash equivalents were $178,998,935 as compared to $208,906,759 as of December 31, 2017.  The components of this decrease of $29,907,824 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2018	2017
Net cash provided by operating activities	$17,340,671	$62,751,616
Net cash used in investing activities	$(35,954,282)	$(28,419,975)
Net cash used in financing activities	$(294,295)	$(273,873)
Effects of exchange rate changes on cash and cash equivalents	$(10,999,918)	$10,964,417
Net increase (decrease) in cash and cash equivalents	$(29,907,824)	$45,022,185

For the fiscal years 2018 and 2017, we met our working capital and capital investment requirements mainly by using cash flows from operations and cash on hand.

Net Cash Provided by Operating Activities

During the years ended December 31, 2018 and 2017, we had positive cash flow from operating activities of approximately $17.3 million and $62.8 million respectively.

During the year ended December 31, 2018, cash flow from operating activities of approximately $17.3 million was more than our net loss of approximately $70.0 million mainly due to (i) cash used in working capital of approximately $30.8 million, which mainly consisted of the decrease in accounts receivable and decrease in inventories, which offset by decrease in retention payable; and (ii) substantial non-cash charges of approximately $56.5 million, mainly in the form of depreciation and amortization of property, plant and equipment and goodwill impairment loss and loss on demolition of factory, which was offset by increased deferred tax assets.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
		% of total		% of total
Aged 1-30 days	$—	—	$1,955,296	7%
Aged 31-60 days	$—	—	$1,284,013	4%
Aged 61-90 days	$—	—	$692,781	2%
Aged 91-120 days	$—	—	$2,675,960	9%
Aged 121-150 days	$—	—	$8,783,405	30%
Aged 151-180 days	$—	—	$5,079,545	17%
Aged 181-210days	$—	—	$5,983,997	20%
Aged 211-240 days	$—	—	$3,310,887	11%
Total	$—	—	$29,765,884	100%

There were no accounts receivable as of December 31, 2018.

Inventory

Our inventory consists of the following:

	December 31, 2018		December 31, 2017
		Percent of total		Percent of total
Raw materials	$—	—	$396,482	33%
Finished goods	$65,169	100%	$844,224	71%
	65,169	100%	1,240,706	104%
Allowance for obsolete and slowing-moving inventory	$(65,169)	—	$(43,921)	(4%)
Total	$—	100%	$1,196,785	100%

The net inventory levels as of December 31, 2018 decreased by $1,196,785 (or 100%), as compared to the net inventory levels as of December 31, 2017.

There were no production in the year ended December 31, 2018 and all inventories carried forward from December 31, 2017 were sold in the year except for $0.07 million of crude salt in which an allowance for obsolescence was recorded.

Net Cash Used In Investing Activities

In the fiscal year 2018, we used approximately $0.7 million cash for the prepayment of land leases. We also used approximately $35.3 million to perform the rectification and improvements of our bromine and crude salt factories, built new extraction wells and the relocation of our chemical factories for the fiscal year 2018.

In the fiscal year 2017, we used approximately $10.5 million cash for the prepayment of land leases. In the same period, we also used approximately $17.9 million cash to carry out enhancement projects to our crude salt fields and enhancement for meet the government's safety and environmental standards.

The above investing activities were financed by the opening cash balances as of December 31, 2017.

Net Cash Used In Financing Activities

We repaid approximately $0.3 million cash for our capital lease obligation for the fiscal year 2018 and 2017.

We had available cash of approximately $179.0 million at December 31, 2018, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for the relocation of our chemical factories (See note 1(b) in the notes to the consolidated financial statements), which we expect to incur additional capital expenditure of approximately $50 million, future expansion of our bromine and crude salt businesses through acquisition, build new extraction wells to our existing bromine and crude salt business, which we expect to incur capital expenditure of approximately $28 million, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future. We believe that there is enough funds to cover the rectification and improvement, the setting up of the new chemical factory and the operating expense of the Company during the rectification and relocation period.

We believe that we have sufficient cash to meet our obligations and anticipated ongoing operating needs as they fall due in the next twelve months.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2018 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 18 - Capital Commitment and Operating Lease Commitments.”

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

• impairment of long-lived assets (including goodwill);

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

Goodwill Impairment

We test goodwill for impairment at the reporting unit level annually or when events or changes in circumstances indicate that the fair value of the reporting unit more likely than not is below the carrying amount. Goodwill impairment is assessed based on qualitative factors. Additional quantitative testing is carried out if qualitative assessment indicates that more likely than not the fair value of the reporting unit is below the carrying amount.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 – F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-26

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gulf Resources, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

March 15, 2019

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
	2018	2017
Current Assets
Cash	$178,998,935	$208,906,759
Accounts receivable	—	29,765,884
Inventories, net	—	1,196,785
Prepayments and deposits	8,096,636	1,395,289
Prepaid land leases	235,459	246,640
Other receivables	12,506	2,089
Total Current Assets	187,343,536	241,513,446
Non-Current Assets
Property, plant and equipment, net	82,282,630	95,114,504
Property, plant and equipment under capital leases, net	250,757	492,238
Prepaid land leases, net of current portion	9,639,009	14,477,771
Deferred tax assets	19,030,858	6,526,555
Goodwill	—	29,374,909
Total non-current assets	111,203,254	145,985,977
Total Assets	$298,546,790	$387,499,423

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$905,258	$1,032,083
Retention payable	332,416	956,351
Capital lease obligation, current portion	197,480	203,206
Taxes payable-current	1,188,687	1,041,592
Total Current Liabilities	2,623,841	3,233,232
Non-Current Liabilities
Capital lease obligation, net of current portion	2,069,545	2,303,995
Total non-Current Liabilities	2,069,545	2,303,995
Total Liabilities	$4,693,386	5,537,227

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 46,803,791 shares outstanding as of December 31, 2018 and 2017, respectively	23,525	23,525
Treasury stock; 249,149 shares, at cost, as of December 31, 2018 and 2017	(554,870)	(554,870)
Additional paid-in capital	95,020,808	94,524,608
Retained earnings unappropriated	185,608,445	255,572,431
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive income/(loss)	(10,478,048)	8,162,958
Total Stockholders’ Equity	293,853,404	381,962,196
Total Liabilities and Stockholders’ Equity	$298,546,790	$387,499,423

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2018	2017
NET REVENUE
Net revenue	$2,594,941	$107,522,441

OPERATING INCOME/(EXPENSE)
Cost of net revenue	(1,310,272)	(63,157,090)
Sales, marketing and other operating expenses	(66,111)	(278,600)
Research and development cost	—	(195,195)
Write-off / Impairment on property, plant and equipment	(1,397,313)	(17,581,244)
Loss on demolition of factories	(18,644,473)	—
Direct labor and factory overheads incurred during plant shutdown	(21,081,692)	(6,883,557)
Write-off of prepaid land lease	(4,004,788)	—
Goodwill impairment loss	(27,966,050)	—
General and administrative expenses	(11,268,800)	(8,536,757)
Other operating income (loss)	(407,973)	281,613
	(86,147,472)	(96,350,830)

INCOME/(LOSS) FROM OPERATIONS	(83,552,531)	11,171,611

OTHER INCOME/(EXPENSE)
Interest expense	(160,422)	(164,321)
Interest income	661,112	556,163
	500,690	391,842

INCOME/(LOSS) BEFORE INCOME TAXES	(83,051,841)	11,563,453

INCOME/(TAXES) BENEFIT	13,087,855	(3,610,140)

NET INCOME/(LOSS)	$(69,963,986)	$7,953,313

COMPREHENSIVE INCOME/(LOSS)
NET INCOME/(LOSS)	(69,963,986)	7,953,313
OTHER COMPREHENSIVE INCOME/(LOSS)
- Foreign currency translation adjustments	(18,641,006)	24,157,485

COMPREHENSIVE INCOME/(LOSS)	$(88,604,992)	$32,110,798

EARNINGS/(LOSS) PER SHARE
BASIC	$(1.49)	$0.17
DILUTED	$(1.49)	$0.17

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	46,803,791	46,796,476
DILUTED	46,803,791	46,835,830

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JANUARY 1, 2017	47,052,940	46,793,791	259,149	$23,525	$(577,141)	$94,156,679	$248,941,696	$22,910,966	$(15,994,527)	$349,461,198
Translation adjustment	-	—	—	-	—	-	-	-	24,157,485	24,157,485
Common stock issued		10,000	(10,000)	—	22,271	(4,471)	—	—	—	17,800
Issuance of stock options to employees and director	—	—	—	—	—	372,400	—	—	—	372,400
Net income for year ended December 31, 2017	-	—	—	-	—	-	7,953,313	—	-	7,953,313
Transfer to statutory common reserve fund	-	—	—	-	—	-	(1,322,578)	1,322,578	-	—
BALANCE AT DECEMBER 31, 2017	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$255,572,431	$24,233,544	$8,162,958	$381,962,196
BALANCE AT JANUARY 1, 2018	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$255,572,431	$24,233,544	$8,162,958	$381,962,196
Translation adjustment	-	—	—	-		-	-	-	(18,641,006)	(18,641,006)
Issuance of stock options to employees and directors	—	—	—	—	—	496,200	—	—	—	496,200
Net loss for year ended December 31, 2018	-	—	—	-	—	—	(69,963,986)	—	-	(69,963,986)
Transfer to statutory common reserve fund	-	—	—	-	—	—	—	—	-	—
BALANCE AT DECEMBER 31, 2018	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$95,020,808	$185,608,445	$24,233,544	$(10,478,048)	$293,853,404

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(69,963,986)	$7,953,313
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on capital lease obligation	159,839	163,184
Amortization of prepaid land leases	761,713	982,108
Depreciation and amortization	17,443,318	20,197,313
Allowance for obsolete and slow-moving inventories	21,248	43,921
Write-off / Impairment loss on property, plant and equipment	1,397,313	17,581,244
Write-off of Prepaid land lease	4,004,788	—
Loss on demolition of factories	18,644,473	—
Goodwill impairment loss	27,966,050	—
Unrealized translation difference	(1,315,454)	1,557,759
Deferred tax asset	(13,087,855)	(4,126,947)
Stock-based compensation expense-options	496,200	372,400
Treasury stock issued for services	—	17,800
Changes in assets and liabilities
Accounts receivable	30,241,680	26,110,087
Other receivables	(11,289)	(580)
Inventories	1,192,262	4,883,850
Prepayment and deposits	(81,469)	(1,389,367)
Accounts payable and accrued expenses	(106,163)	(8,203,290)
Retention payable	(597,991)	206,211
Taxes payable	175,994	(3,597,390)
Net cash provided by operating activities	17,340,671	62,751,616

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of prepaid land leases	(680,975)	(10,481,323)
Purchase of property, plant and equipment	(35,273,307)	(17,938,652)
Net cash used in investing activities	(35,954,282)	(28,419,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation	(294,295)	(273,873)
Net cash used in financing activities	(294,295)	(273,873)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(10,999,918)	10,964,417
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(29,907,824)	45,022,185
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	208,906,759	163,884,574
CASH AND CASH EQUIVALENTS - END OF YEAR	$178,998,935	$208,906,759

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$—	$11,113,143

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered Capital of RMB50,000,000, and capital of RMB13,848,730 contributed by SCHC as of December 31, 2018. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, ShouguanYuxin Chemical Co., Limited (“SYCI”) and ShouguanRongyuan Chemical Co., Ltd (“SCRC”). On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported as SYCI in the fiscal year 2018.

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC") and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business was not fully operational as of December 31, 2018.

On September 1, 2017, the Company received notification from the Government of Yangkou County, Shouguang City of PRC that production at all its factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements.

The Company has been working closely with the county authorities to develop rectification plans for both its bromine and crude salt businesses and agreed on a plan in October 2017. In the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018 recorded in the plant, property and equipment in the consolidated balance sheet. The Company does not expect to incur any additional capital expenditure in the rectification of its bromine and crude salt factories in respect of meeting the county's new safety and environmental protection requirement.

Originally, six bromine factories completed their rectification process within factory areas (i.e. excluding crude salt field area) and were approved and scheduled for production commencement by April 2018 as verbally indicated by the local government. Subsequently, the Shandong Provincial government required the local government to conduct “four rating and one comprehensive evaluation” for all of the chemical companies within its jurisdiction. This has delayed the production commencement schedule of the six bromine and crude salt factories. As of the date of this report, the Company has not received any official approval from the government in respect of meeting the county's new safety and environmental protection requirement..

Subsequently on June 29, 2018, the Company received a formal notice (dated June 25, 2018) jointly issued by various provincial government agencies in Shandong Province (the “Notice”) forwarded by the Weifang City Special Operations Leading Group Office of Safe Production, Transformation and Upgrading of Chemical Industry. In the Notice, the provincial government agencies set forth further requirements and procedures covering the following four aspects for the chemical industrial enterprises: project approval, planning approval, land use rights approval and environmental protection assessment approval. Those standards and procedures apply to all chemical industrial enterprises in Shandong Province including the Company’s bromine plants that have not completed project approval procedures, planning approval procedures, land use rights approval procedures and environmental protection assessment procedures. The Company believes that the government will not grant approval to the Company to allow its bromine and crude salt plants to resume operations until the Company has fully complied with the aforesaid rules set forth in the Notice.

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

The Company is not certain how long the temporary delay will be due to the issuance and implementation of the Notice. The Company believes that this is another step by the government to improve the environment. It further believes the goal of the government is not to close all plants, but rather to codify the regulations related to project approval, land use, planning approval and environmental protection assessment approval so that illegal plants are not able to open in the future and plants close to population centers do not cause serious environmental damage. In addition, the Company believes that the Shandong Provincial government wants to assure that each of its regional and county government applies the Notice in a consistent manner.

On September 21, 2018, the Company received a closing notice from the People's Government of Yangkou Town, Shouguang City informing it that its three bromine factories (Number 3, Number 4, and Number 11.) are not allowed to resume production and hence the Company has to demolish these factories. The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority.

The Company entered into a contract with a third party to allow the Company to use the land adjacent to Factory No. 10 for waste water discharge and invested $1.0 million to build a aqueduct to discharge the waste water to a designated place for treatment by a designated party. This project was completed as of December 31, 2018.

The Company believes the issues related to the remaining seven bromine and crude salt factories which have passed inspection are almost resolved. The Company is actively working with the local government to obtain the documentation for approval of project, planning, land use rights and environmental protection evaluation.

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

The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation costs comprising prepaid land lease and professional fees related to the design of the new chemical factory in the amount of $10,925,081 and $9,732,118, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of December 31, 2018 and 2017.

The Company does not anticipate that the Company’s new chemical factory to be significantly impacted by the Notice. The Company has secured from the government the land use rights for its chemical plants located at the Bohai Park and presented a completed construction design draft and other related documents to the local authorities for approval. The Company is still waiting for the last approval report and is uncertain when the approval will be issued. There could be a delay in the approval process given the ongoing rectification and approvals process for the Company’s other plants. As the construction of the new factory cannot commence until the final approval from the government is received, the delay in the receipt of the final approval will delay the commencement date of the construction of the new factory.

In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. The Company has been working with Xinan Shiyou Daxue (Southwest Petroleum University) and developed a solution to DHCH’s technical drilling problem. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company has completed the test production at its first natural gas well in Sichuan Province and has commenced trial production in January 2019.

The Company has available cash of approximately $179.0 million at December 31, 2018. The Company intends to retain the cash for the relocation of its chemical factories which it expects to incur additional capital expenditure of approximately $50.0 million, future expansion of its bromine and crude salt businesses through acquisition, construction of extraction wells for its existing bromine and crude salt business which it expects to incur capital expenditure of approximately $28 million, and further development of the new resources in Sichuan Province. The Company does not anticipate paying cash dividends in the foreseeable future. It believe that there is enough funds to cover the rectification and improvement, the setting up of the new chemical factory and the operating expense of the Company during the rectification and relocation period. The Company believes that it has sufficient cash to meet its obligations and anticipated ongoing operating needs as they fall due in the next twelve months.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(c)           Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The most significant accounting estimates with regard to these consolidated financial statements that require the most significant and subjective judgments include, but are not limited to, useful lives of property, plant and equipment, recoverability of long-lived assets, determination of impairment losses, assessment of market value of inventories and provision for inventory obsolescence, allowance for doubtful accounts, recognition and measurement of deferred income taxes, valuation allowance for deferred tax assets, and assumptions used for the valuation of share based payments.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

As of December 31, 2018 and 2017, allowances for doubtful accounts were zero. No allowances for doubtful accounts were charged to the consolidated statement of income/(loss) for the years ended December 31, 2018 and 2017.

(f)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. All of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $178,998,935 and $208,906,759 with these institutions as of December 31, 2018 and 2017, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and extends credit terms as and when appropriate. Approximately 13% of the balances of accounts receivable as of December 31, 2017, were 90 days old or less. There were no accounts receivable as of December 31, 2018 as they were fully collected in the year ended December 31, 2018.

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

Construction in process primarily represents direct costs of construction of property, plant and equipment. Costs incurred are capitalized and transferred to property, plant and equipment upon completion and depreciation will commence when the completed assets are placed in service.

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

Upon the receipt of the closure notice from the People's Government of Yangkou Town, Shouguang City in September 2018 (See Note 1(b)), the Company demolished the affected factories. As a result, the Company wrote off net book value of the affected factories’ property, plant and equipment in the amount of $18,644,473 which was recorded in the loss on demolition of factories in the consolidated statements of loss for the fiscal year ended December 31, 2018. The Company will negotiate with the local villages over compensation for the payment already made for the land leases and mineral rights of these factories. However, the Company is uncertain of the amount that it could recover and when this could be accomplished. Therefore, the Company wrote off the mineral rights of the affected factories of $1,284,832 included in the write-off/impairment on property, plant and equipment in the consolidated statements of loss for the fiscal year ended December 31, 2018 and $52,926 of prepaid land lease recorded in other operating loss in the consolidated statements of loss for fiscal year ended December 31, 2018. The Company incurred dismantling fees in the amount of $273,757 recorded in other operating loss in the consolidated statements of loss for fiscal year ended December 31, 2018. In addition, the Company recorded a write-off of $112,481 included in the write-off/impairment of property, plant and equipment for certain wells and equipment damaged by flood from a typhoon that occurred in August 2018.

To comply with the new safety and environmental regulations, the Company started the rectification and improvement program for the bromine and crude salt factories towards the end of the third quarter of fiscal year 2017, and as a result recorded an impairment loss of $216,181 and a write-off of $728,740 for certain property, plant and equipment in the year ended December 31, 2017.

With the relocation of the two chemical factories and the length of time required to set up the new factory building in the Bohai Park, the Company believes that it is not beneficial to move the existing plant and equipment to the new premises. This is because of the age of the plant and equipment and the impact on the production efficiency at the new plant with using plant and equipment that are idle for a substantial amount of time. In addition, the Company also risks the possibility of not passing the inspection by the government at the new plant if existing plant and equipment are used. Therefore, an impairment loss of $16,636,322 equivalent to the net book values as of October 31, 2017 of all the property, plant and equipment at the two chemical factories were recorded in the year ended December 31, 2017. With the delayed commencement of the production bromine and crude salt factories, the Company is uncertain as to the future plan for the land on which the two factories are sitting on. After considering the current circumstances and situation, Company determined that it is appropriate to write off prepaid land lease related to the land on which the two factories are sitting on of $4,004,788 in the year ended December 31, 2018.

(k)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of income/(loss) on an accrual basis when they are due. The Company’s contributions totaled $1,216,096 and $1,093,716 for the years ended December 31, 2018 and 2017, respectively.

(l)           Mineral Rights

The Company follows FASB ASC 805 “Business Combinations” that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

(m)           Leasing arrangements

Rentals payable under operating leases are charged to the consolidated statement of income/(loss) on a straight line basis over the term of the relevant lease. For capital leases, the present value of future minimum lease payments at the inception of the lease is reflected as an asset and a liability in the consolidated balance sheet. Amounts due within one year are classified as short-term liabilities and the remaining balance as long-term liabilities.

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

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated other comprehensive income/(loss). The consolidated statement of income/(loss) and comprehensive income/(loss) is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income/(loss) for the reporting periods as part of general and administrative expense. Included in the general and administrative expense is a foreign exchange gain of $1,315,454 and a foreign exchange loss $1,557,759 for the years ended December 31, 2018 and 2017. The consolidated statement of cash flows is translated at the average rate during each quarter, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

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

(q)           Income Taxes

The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC, which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their reported amounts at each period end. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The deferred income tax effects of a change in tax rates are recognized in the period of enactment. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The guidance also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. Interests and penalties associated with unrecognized tax benefits are included within the (benefit from) provision for income tax in the consolidated statement of income (loss).

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

(u)           Basic and Diluted Earnings (Loss) per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 258,737 and 43,541 shares for the years ended December 31, 2018 and 2017, respectively.

The following table sets forth the computation of basic and diluted earnings(loss) per share:

	Years ended December 31,
	2018	2017
Numerator
Net income/(loss)	$(69,963,986)	$7,953,313

Denominator
Basic: Weighted-average common shares outstanding during the year	46,803,791	46,796,476
Add: Dilutive effect of stock options	—	39,354
Diluted	46,803,791	46,835,830

Net income/(loss) per share
Basic	$(1.49)	$0.17
Diluted	$(1.49)	$0.17

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(v) Goodwill

Goodwill represents the excess of the purchase price over the net of the estimated fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in business acquisitions. Goodwill is tested for impairment at the reporting unit level annually or when events or changes in circumstances indicate that the fair value of the reporting unit more likely than not is below the carrying amount, including goodwill. Goodwill impairment is assessed based on qualitative factors and if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative test will be performed. As of December 31, 2018, the Company performed the qualitative assessment and determined that it is more likely than not that the fair value of its chemical segment is less than its carrying amount due to the uncertainty in the timing of receipt of the final approval of the design of the new factory, the uncertainty in the forecast of demand for chemical products which may be affected by China’s environmental protection policies and the time that the segment may need to build up the customer base to a level similar to the past. Considering these factors, the Company determined the fair value of its chemical segment based on the discounted cash flow model is less than the carrying amount of its chemical segment to the extent of the entire goodwill and recorded an impairment charge of $27,966,050 in the year ended December 31, 2018.

(w)           New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. The Company adopted this Update as of January 1, 2018. This adoption did not have a material impact on the Company’s consolidated financial statements as of December 31, 2018 as the amount and timing of all the Company’s revenue will continue to be recognized at a point in time. As required by the Update, the Company disclosed its revenues from contracts with customers into disaggregated categories in Note 14.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Update addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this Update as of January 1, 2018 with no material impact on the consolidated financial statements as of and for the fiscal year ended December 31, 2018.

 In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with a measurement date on or after January 1, 2017. The Company adopted this Update as of December 31, 2018. See Note 1(v).

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company adopted this Update as of January 1, 2018 with no material impact on the consolidated financial statements as of and for the fiscal year ended December 31, 2018.

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

In June 2018, the FASB issued ASU No.2018-07, Compensation- Stock Compensation (Topic 718). Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in the Update are effective for public business entities form fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories consist of:

	As of December 31,
	2018	2017

Raw materials	$—	$396,482
Finished goods	65,169	844,224
Allowance for obsolete and slow-moving inventories	(65,169)	(43,921)
	$—	$1,196,785

NOTE 3 – PREPAID LAND LEASE

The Company prepaid for land leases with lease terms for periods ranging from one to fifty years to use the land on which the production facilities and warehouses of the Company are situated. The prepaid land lease is amortized on a straight line basis.

In December 2017, the Company paid $9,732,118 for a 50-year lease of a piece of land for the new factory at Bohai Marine Fine Chemical Industrial Park. The land use certificate is being processed by the government and the commencement date of the lease will be known upon completion of the application process (See Note 1(b)).

During the year ended December 31, 2018, amortization of prepaid land lease totaled $761,713 was recorded as direct labor and factory overheads incurred during plant shutdown in the consolidated statement of income (loss), and wrote off $4,004,788 of prepaid land lease (See Note 1(j) for further details).

During the year ended December 31, 2017, amortization of prepaid land lease totaled $989,816, of which $634,535 and $355,281 were recorded as cost of net revenue and direct labor and factory overheads incurred during plant shutdown.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $599,747 and approximately 54.97 square kilometers  of aggregate carrying value of $645,761 as at December 31, 2018 and 2017, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	As of December 31,
	2018	2017
At cost:
Mineral rights	$2,809,977	$4,711,822
Buildings	60,866,462	67,748,512
Plant and machinery	161,178,816	200,742,652
Motor vehicles	6,230	8,792
Furniture, fixtures and office equipment	3,289,010	4,150,588
Construction in progress	6,535,808	183,036
Total	234,686,303	277,545,402
Less: accumulated depreciation and amortization	(134,681,628)	(163,597,407)
Impairment	(17,722,045)	(18,833,491)
Net book value	$82,282,630	$95,114,504

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $20,409,998 and $27,432,351 as at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, depreciation and amortization expense totaled $17,176,306, of which $16,209,588 and $966,718 were recorded in direct labor and factory overheads incurred during plant shutdown and administrative expenses, respectively in the consolidated statement of income (loss).

During the year ended December 31, 2017, depreciation and amortization expense totaled $19,930,786 of which $13,443,298 and $1,213,010 were recorded as cost of net revenue and administrative expenses, respectively in the consolidated statement of income (loss). During the year ended December 31, 2017, depreciation and amortization expense related to property, plant and equipment of $5,274,478 was recorded in direct labor and factory overheads incurred during plant shutdown in the consolidated statement of income (loss).

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

In the fiscal year 2018, the Company incurred approximately $16.2 million to perform the rectification and improvements of the bromine and crude salt factories and approximately $1.2 million in relocation cost of the chemical factories.

In the fourth quarter of 2018, the Company built new extraction wells for bromine facilities at costs of approximately $5.8 million to replace wells damaged by flood from a typhoon during the third quarter of 2018. The construction of this project was completed as of December 31, 2018. In the fourth quarter of 2018, the Company built new extraction wells for bromine facilities at costs of approximately $5.3 million to replace the old bromine wells. This project is expected to complete in June 30, 2019.

In the third quarter of 2017, the Company incurred enhancement works for rectification and improvement in order to meet the new environmental rules in China at costs of approximately $0.6 million. In the fourth quarter of 2017, the Company incurred enhancement works for rectification and improvement in order to meet the new environmental rules in China at costs of approximately $17.3 million. The construction of these projects was completed as of December 31, 2017.

For the years ended December 31, 2018 and 2017, ordinary repair and maintenance expenses were $2,590,003 and $130,842, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES, NET

Property, plant and equipment under capital leases, net consist of the following:

	As of December 31,
	2018	2017
At cost:
Buildings	$119,899	$125,939
Plant and machinery	2,193,375	2,314,196
Total	2,313,274	2,440,135
Less: accumulated depreciation and amortization	(2,062,517)	(1,947,897)
Net book value	$250,757	$492,238

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2018, depreciation and amortization expense totaled $267,012, which was recorded as cost of net revenue.

During the year ended December 31, 2017, depreciation and amortization expense totaled $266,527, of which $198,998 and $67,529 were recorded as cost of net revenue and administrative expenses, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2018	2017

Salary payable	$241,343	$393,617
Social security insurance contribution payable	140,326	135,203
Other payables	523,589	503,263
Total	$905,258	$1,032,083

NOTE 7 – DUE TO A RELATED PARTY AND RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $90,897 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the December 31, 2018 was approximately $90,897.

During the fiscal year 2018 and 2017, the Company borrowed $355,212 and $450,000, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

NOTE 8 – TAXES PAYABLE

Taxes payable consists of the following:
	As of December 31,
	2018	2017

Natural resource tax	$—	$156,147
Land use tax payable	1,188,687	810,841
Other tax payables	—	74,604
Total current taxes payable	$1,188,687	$1,041,592

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The components of capital lease obligations are as follows:

	Imputed	As of December 31,
	Interest rate	2018	2017
Total capital lease obligations	6.7%	$2,267,025	$2,507,201
Less: Current portion		(197,480)	(203,206)
Capital lease obligations, net of current portion		$2,069,545	$2,303,995

Interest expense from capital lease obligations amounted to $159,839 and $163,184, which were charged to the consolidated statement of income for the years ended December 31, 2018 and 2017. See Note 18 for future minimum lease payments disclosure.

NOTE 10 –EQUITY

(a)	Authorized shares

During the annual general meeting held on June 18, 2013, the shareholders of the Company approved the amendment to the Certificate of Incorporation to decrease the number of the authorized shares of the Company’s common stock to 80,000,000. The Company has completed the filing of the amendment and restatement of the Certificate of Incorporation with the Secretary of the State of Delaware to decrease the number of authorized shares of the Company’s common stock. Accordingly, 80,000,000 is disclosed as the authorized shares of the Company’s common stock in the consolidated balance sheet as of December 31, 2018.

(b)	Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate a portion of its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund for SCHC, SYCI and DCHC is 46%, 14% and 0% of its registered capital as of December 31, 2018 and 2017.

NOTE 11 – TREASURY STOCK

In September 2017, the Company issued 10,000 shares of common stock from the treasury shares to one of its consultants. The shares were valued at the closing market price on the date of the agreement and recorded as general and administrative expense in the consolidated statements of income and comprehensive income for the fiscal year 2017. The shares issued were deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price was charged to additional paid-in-capital.

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number of shares of the Company’s common stock available for grant and issuance of stock options is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of December 31, 2018, the number of shares of the Company’s common stock available for issuance under the Plan is 5,005,489.

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

On December 3, 2018, the Company granted to 17 members of the management staff options to purchase 497,000 shares of the Company’s common stock, at an exercise price of $0.713 per share and the options vested immediately. The options were valued at $121,000 fair value, with assumed 39.91% volatility, a four-year expiration term with an expected tenor of 1.64 years, a risk free rate of 2.78% and no dividend yield.

On December 3, 2018, the Company granted to our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer options to purchase 1,200,000 shares of the Company’s common stock, at an exercise price of $0.713 per share and the options vested immediately. The options were valued at $354,700 fair value, with assumed 41.72% volatility, a four-year expiration term with an expected tenor of 2.62 years, a risk free rate of 2.83% and no dividend yield.

On December 3, 2018, the Company granted to four independent directors and a consultant options to purchase 80,000 shares of the Company’s common stock at an exercise price of $0.713 per share and the options vested immediately. The options were valued at $20,500 fair value, with assumed 38.87% volatility, a three-year expiration term with expected tenor of 1.97 years, a risk free rate of 2.82% and no dividend yield.

For the year ended December 31, 2018 and 2017, total compensation costs for options issued recorded in the consolidated statement of income (loss) were $496,200 and $372,400. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2018 and 2017.

NOTE 12 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2017 and December 31, 2018.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2017	185,000	$2.19	$1.54 - $4.80
Granted and vested during the year ended December 31, 2017	661,000	$1.47	$1.44 - $1.98
Expired during the year ended December 31, 2017	(37,500)	$2.18	$1.83-$2.55
Balance, December 31, 2017	808,500	$1.61	$1.44 - $4.80
Granted and vested during the year ended December 31, 2018	1,777,000	$0.71	$0.71
Expired during the year ended December 31, 2018	(67,500)	$1.96	$1.71-$2.55
Balance, December 31, 2018	2,518,000	$0.97	$0.71 - $4.80

	Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
	Outstanding		Remaining
	at December 31, 2018	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	2,518,000	$0.71 - $4.80	3.42

All options exercisable and outstanding at December 31, 2018 are fully vested.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underling options and the stock price of $0.78 and $1.47 for the Company’s common stock on December 31, 2018 and 2017.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2018 was $119,059.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2017 was $10,571.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax law at tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2018 and 2017, and management believes that its earnings are permanently invested in the PRC.

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

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended December 31, 2018 and 2017.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the years ended December 31, 2018 and 2017.  The applicable statutory tax rates for the years ended December 31, 2018 and 2017 are 16.5%.

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

As of December 31, 2018 and 2017, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC that are subject to WHT are $240,563,868 and $282,660,981, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2018 and 2017, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of December 31, 2018 and 2017, the unrecognized WHT are $11,035,843 and $14,133,049, respectively.

NOTE 13 – INCOME TAXES – Continued

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

 The components of the provision for income taxes/(tax benefits) from continuing operations are:

	Years ended December 31,
	2018	2017

Current taxes – PRC	$—	$7,737,087
Deferred tax – PRC	(13,087,855)	(4,126,947)
	$(13,087,855)	$3,610,140

The effective income tax expenses (benefits) differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:-

	Years ended December 31,
	2018	2017

Statutory income tax rate-PRC	(25%)	25%
Non-deductible net of Non-taxable items	9%	4%
Change in valuation allowance-US federal net operating loss	—	2%
Effective tax rate	(16%)	31%

As of December 31, 2018 and 2017, the Company had a US federal net operating loss (“NOL”) of approximately $0.6 million and $15.3 million available to offset against future federal income tax liabilities, respectively. The NOL can be carried forward up to 20 years from the year the loss was incurred and will begin to expire after 2019. It is however subject to limitation of the US tax regulations arising from previous changes in ownership and business of the Company. Due to these limitations, the NOL carryovers as of December 31, 2017 are no longer available for use to offset against future US federal taxable income.

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$16,292	$10,980
Impairment on property, plant and equipment	3,696,332	4,610,228
Impairment on prepaid land lease	840,284	—
Exploration costs	1,813,965	1,905,347
Compensation costs of unexercised stock options	194,016	98,092
PRC tax losses	12,663,985	—
US federal net operating loss	119,000	—
Total deferred tax assets	19,343,874	6,624,647
Valuation allowance	(313,016)	(98,092)
Net deferred tax asset	$19,030,858	$6,526,555

The increases in valuation allowance for the year ended December 31, 2018 was $214,924. This relates to the tax effect of NOL and compensation costs of unexercised stock options as of December 31, 2018. As the Company intends to reinvest its earnings in its business in mainland China, it recorded a 100% valuation allowance for these deferred tax effect assets as of December 31, 2018 and 2017.

The decrease in valuation allowance for the year ended December 31, 2017 was $11,597,894. This was mainly due to the change in tax rate in the amount of $4,681,528, the utilization of NOL to offset the one-time mandatory transition tax on accumulated foreign earnings in the amount of $3,721,336 and the NOL limitation adjustment in the amount of $3,220,530.

There were no unrecognized tax benefits as of January 1, 2017 and hence the Company did not recognize any interest or penalties during 2018 and 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during 2018 and 2017 and there was no accrual for uncertain tax positions as of December 31, 2018 and 2017.

NOTE 14 – BUSINESS SEGMENTS

The Company has four reportable segments:  bromine, crude salt, chemical products and natural gas. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker.

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, certain corporate costs and other income not associated with the operations of the segment. These corporate income (costs) are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. All intersegment transactions have been eliminated. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. All the customers are located in PRC.

Year Ended December 31,2018	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$1,981,573	$613,368	$—	$2,594,941	$—	$2,594,941
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income taxes benefit	(40,504,752)	(8,336,305)	(34,757,750)	(204,517)	(83,803,324)	250,793	(83,552,531)
Income taxes benefit	(10,304,897)	(1,902,111)	(880,847)	—	(13,087,855)	-	(13,087,855)
Income (loss) from operations after income taxes (benefit)	(30,199,855)	(6,434,194)	(33,876,903)	(204,517)	(70,715,469)	250,793	(70,464,676)
Total assets	115,233,773	37,254,518	144,172,070	1,883,419	298,543,780	3,010	298,546,790
Depreciation and amortization	11,979,985	4,983,636	479,697	—	17,443,318	—	17,443,318
Capital expenditures	31,904,288	2,145,440	1,192,963	30,616	35,273,307	—	35,273,307

Year Ended December 31, 2017	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$42,224,901	$8,986,080	$56,311,460	$—	$107,522,441	$—	$107,522,441
Net revenue (intersegment)	6,305,642	—	—	—	6,305,642	—	6,305,642
Income from operations before income taxes	12,460,230	2,426,137	(1,024,569)	(116,465)	13,745,333	(2,573,722)	11,171,611
Income taxes	3,156,016	585,521	(131,397)	—	3,610,140	-	3,610,140
Income from operations after income taxes	9,304,214	1,840,616	(893,172)	(116,465)	10,135,193	(2,573,722)	7,561,471
Total assets	147,124,127	51,512,530	186,677,501	2,119,756	387,433,914	65,509	387,499,423
Depreciation and amortization	14,533,169	2,452,737	3,211,407	—	20,197,313	—	20,197,313
Capital expenditures	465,655	17,411,762	—	61,235	17,938,652	—	17,938,652
Goodwill	—	—	29,374,909	—	29,374,909	—	29,374,909

* Common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

NOTE 14 – BUSINESS SEGMENTS – Continued

	Years ended December 31,
Reconciliations	2018	2017

Total segment operating income(loss)	$(83,803,324)	$13,745,333
Corporate costs	(1,064,661)	(1,015,963)
Unrealized gain/(loss) on translation of intercompany balance	1,315,454	(1,557,759)
Income (loss) from operations	(83,552,531)	11,171,611
Other income net of expense	500,690	391,842
Income (loss) before income taxes	$(83,051,841)	$11,563,453

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2018.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$—	$656	$155	$811	31%
2	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$—	$783	$—	$783	30%
3	Shouguang Weidong Chemical Company Limited	$—	$543	$—	$543	21%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2017.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$7,852	$2,952	$3,463	$14,267	13.3%

NOTE 15 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2018, the Company sold 90% of its products to its top five customers, respectively. At December 31, 2018, amount due from these customers were $0.

During the year ended December 31, 2017, the Company sold 36.7% of its products to its top five customers. At December 31, 2017, amount due from these customers were $22,804,914.

NOTE 16 – MAJOR SUPPLIERS

During the year ended December 31, 2018, the Company did not purchase any raw materials. During the year ended December 31, 2017, the Company purchased 68.2% of its raw materials from its top five suppliers.  At December 31, 2017, amounts due to those suppliers included in accounts payable were $0.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2018 and 2017.

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS

As of December 31, 2018, the Company leased real property adjacent to Factory No. 1, with the related production facility, channels and ducts, other production equipment and the buildings located on the property, under a capital lease. The future minimum lease payments required under the capital lease, together with the present value of such payments, are included in the table shown below.

The Company has eight parcels of land under non-cancelable operating leases, with fixed rentals and expire through, December 2021, December 2023, December 2030, April 2038, December 2040, February 2059, August 2059 and June 2060, respectively. The remaining lease obligations of lease agreements related to the factories that were not allowed to resume production as required by the government (See Note 1(b)) were excluded from the Operating Lease Obligations below as the lease agreements are considered terminated.

NOTE 18 – CAPITAL COMMITMENT AND OPERATING LEASE COMMITMENTS – Continued

The following table sets forth the Company’s contractual obligations as of December 31, 2018

	Capital Lease Obligations	Operating Lease Obligations	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$273,479	$774,948	$90,897	$28,167,276
the next 13 to 24 months	273,479	785,488	90,897	—
the next 25 to 36 months	273,479	799,432	90,897	—
the next 37 to 48 months	273,479	647,683	90,897	—
the next 49 to 60 months	273,479	654,652	90,897	—
thereafter	1,914,353	12,281,658	—	—
Total	$3,281,748	$15,943,861	$454,485	$28,167,276
Less: Amount representing interest	(1,014,723)
Present value of net minimum lease payments	$2,267,025

Rental expenses related to operating leases of the Company amounted to $1,046,486 and $1,044,611 were charged to the consolidated statements of income/(loss) for the years ended December 31, 2018 and 2017, respectively.

NOTE 19 – SUBSEQUENT EVENT

On January 28, 2019, 96,969 shares of common stock were issued upon cashless exercise of 245,000 options.

In January 2019, the Company issued 20,000 shares of common stock from the treasury shares to one of its consultants. The shares issued will be deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price will be charged to additional paid-in-capital.

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2018	2017

Current Assets
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	230,229,081	317,771,899
Amounts due from group companies	64,017,517	64,578,603
Total non-current assets	294,246,598	382,350,502
Total Assets	$294,246,598	$382,350,502

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$250,493	$245,605
Amounts due to group companies	142,701	142,701
Total Current Liability	393,194	388,306

Total Liabilities	$393,194	$388,306

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 46,803,791 shares outstanding as of December 31, 2018 and 2017, respectively	23,525	23,525
Treasury stock; 249,149 shares, at cost, as of December 31, 2018 and 2017	(554,870)	(554,870)
Additional paid-in capital	95,020,808	94,524,608
Retained earnings unappropriated	185,608,445	255,572,431
Retained earnings appropriated	24,233,544	24,233,544
Cumulative translation adjustment	(10,478,048)	8,162,958
Total Stockholders’ Equity	293,853,404	381,962,196
Total Liabilities and Stockholders’ Equity	$294,246,598	$382,350,502

Condensed Statements of Income(loss)

	Years Ended December 31,
	2018	2017

OPERATING EXPENSES
General and administrative expenses	$(1,061,674)	$(1,011,593)
TOTAL OPERATING EXPENSES	(1,061,674)	(1,011,593)
OTHER EXPENSES
Interest expense	(500)	(414)
TOTAL OTHER EXPENSES	(500)	(414)
TOTAL EXPENSES	(1,062,174)	(1,012,007)
Equity in net income (loss) of subsidiaries	(68,901,812)	8,965,320
INCOME (LOSS) BEFORE TAXES	(69,963,986)	7,953,313
INCOME TAXES	—	—
NET INCOME(LOSS)	$(69,963,986)	$7,953,313

 S-1

Condensed Statements of Cash Flows

	Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(69,963,986)	$7,953,313
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity loss (earnings) in unconsolidated subsidiaries	68,901,812	(8,965,320)
Stock-based compensation expense-options	496,200	372,400
Shares issued from treasury stock for services	—	17,800
Changes in assets and liabilities:
Other payables and accrued expenses	4,888	2,760
Net cash used in operating activities	(561,086)	(619,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	561,086	619,047
Net cash provided by financing activities	561,086	619,047
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—

(i)	Basis of presentation

In the condensed parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income(loss) of its subsidiaries is included in condensed statements of income(loss) using the equity method. These condensed parent-company-only financial statements should be read in connection with the consolidated financial statements and notes thereto.

As of December 31, 2018, the Company itself has no purchase commitment, capital commitment and operating lease commitment.

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

 S-2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure   We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation our CEO and CFO have concluded that, as of December 31, 2018, our internal controls over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2019 annual meeting of stockholders (the “2019 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2019 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2019 Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions, and Director Independence” and “Election of Directors — Board Meetings and Committees” in the 2019 Proxy Statement and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Audit Committee Report” in the 2019 Proxy Statement and incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)        Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b)        Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

10.20	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on March 16, 2018.

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: Chief Executive Officer

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 15, 2019
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 15, 2019
Min Li	Chief Financial Officer

/s/ Ming Yang		March 15, 2019
Ming Yang	Director

/s/ Naihui Miao		March 15, 2019
Naihui Miao	Director

/s/ Tengfei Zhang		March 15, 2019
Tengfei Zhang	Director

/s/ Yang Zou		March 15, 2019
Yang Zou	Director

/s/ Nan Li		March 15, 2019
Nan Li	Director

/s/ Shi Tong Jiang		March 15, 2019
Shi Tong Jiang	Director