Form 10-K/A
period 2018-12-31
GULF RESOURCES, INC.
filed 2019-04-26
CIK 885462

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

DOCUMENTS INCORPORATED BY REFERENCE

None

 EXPLANATORY NOTE: THIS AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018 ORIGINALLY FILED ON MARCH 15, 2019 (THE “ORIGINAL 10-K”), IS BEING FILED TO INCLUDE PART III INFORMATION THAT WAS OMITTED AND INTENDED TO BE INCORPORATED BY REFERENCE INTO THE ORIGINAL 10-K FROM THE COMPANY’S PROXY STATEMENT RELATING TO ITS 2019 ANNUAL MEETING. THIS AMENDMENT DOES NOT AFFECT ANY OTHER PORTION OF THE ORIGINAL 10-K. ADDITIONALLY, EXCEPT AS SPECIFICALLY REFERENCED HEREIN, THIS AMENDMENT DOES NOT REFLECT ANY EVENT OCCURRING AFTER MARCH 15, 2019, THE FILING DATE OF THE ORIGINAL 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers and directors as of the date of this Amendment No 1 to the Annual Report.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Ming Yang	51	Chairman of the Board of Director	December 2006
Xiaobin Liu	50	Chief Executive Officer and Director	March 2009
Naihui Miao	50	Secretary, Chief Operating Officer and Director	January 2006
Yang Zou (1)(3)	47	Independent Director	March 2011
Nan Li (1)(2)(4)	44	Independent Director	November 2010
Shitong Jiang (1)(2)(3)	50	Independent Director	April 2008
Tengfei Zhang (2)(3)	51	Independent Director	June 2011

(1) Serves as a member of the Audit Committee.

(2) Serves as a member of the Compensation Committee.

(3) Serves as a member of the Nominating and Corporate Governance Committee.

 (4) Mr. Nan Li resigned as an independent director of the Company and as member of the Company’s Audit Committee and Compensation Committee on April 22, 2019.

Ming Yang, Chairman of the Board of Director – Mr. Yang has served as Chairman of Shouguang Vegetable Industry Group Holding Company. since 2013. In addition, he has served as Chairman of Shouguang City Yuxin Chemical Company Limited since July 2000. Since May 2005, Mr. Yang has served as Chairman of Shouguang City Haoyuan Chemical Company Limited, Shouguang City He Mao Yuan Bromize Company Limited, and Shouguang City Qing River Real Estate Construction Company.  He was nominated as director of Qinghe Oil Field Office in 1993, where he managed operations. In 1997 he was appointed Chairman and General Manager of Shouguang Qinghe Shiye LLC and during the next three years its profits doubled. He took the position of general manager of Shouguang City Yu Xin Chemical Industry Co., Ltd. in 2000. During his stay, he focused on quality management and technology progress, which led to a 100 percent success rate of all products. He also helped the company successfully pass the ISO certification and become a private high-tech enterprise. In 2005 he was appointed to the position of Chairman, where he has helped the company to become a leading producer of bromine and crude salt in China.  In 2006 he became the Chairman of Gulf Resources, Inc. Mr. Yang has been the representative of Shandong Shouguang congress since 1995 and in 1998 he was awarded as Honorary Entrepreneur in Weifang City.

Xiaobin Liu, Chief Executive Officer and Director – Mr. Liu was appointed as Chief Executive Officer and Director on March 10, 2009. Mr. Liu joined the Company as Vice President in December 2007. He has served as Chairman of Chengdu Philosopher's Stone Culture Media Co. LTD since August 2018. He has served as Chairman of Shouguang Vegetable Industry Group, Inc. since 2011 and resigned in 2017. Before he joined the Company, Mr. Liu served as project manager of Shenzhen Guangshen Accounting Firm from January 2007 to November 2007; the department manager of Hainan Zhongou Accounting Firm from January 2003 to December 2006; the CFO (equivalent of Vice President) of Dasheng Real Estate Development Company, which is the subsidiary of Saige Dasheng Co., Ltd from May 2002 to November 2002; the CFO of Shenzhen Securities Department of Hainan Saige International Trust Investment Company from May 2000 to August 2004; and the financial manager of Hainan Wanquanyuan Hot Spring Tourism Development Co., Ltd from 1995 to 2000. During this time, he also was the CFO of Qionghai City Guantang Hotspring Leisure Center, the CFO of Qionghai City Wanquanhe Agricultural Development Co., Ltd, the CFO of Qionghai Wanquanhe Hotspring Tourist Development Property Management Co., Ltd, and the CFO of Qionghai Guantangyuzhuang Resort Co., Ltd. Prior to that, Mr. Liu worked in the financial department of Hainan Jinyuan Industrial Co., Ltd, which is a subsidiary of Chinese Black Metal Limited Company Northwest Branch from 1992 to 1995, and the financial department of Shanxi Aircraft Manufacturing Company from 1988 to 1992.  Mr. Liu earned a master degree from the Economic and Management School at Hong Kong City University.

Naihui Miao, Secretary, Chief Operating Officer and Director – Mr. Miao has served as Vice President of Shouguang City Haoyuan Chemical Company Limited since January 2006.  Since January 2006, Mr. Miao has served as Director, Secretary and Vice President of Gulf Resources, Inc. and he is in charge of sales, human resource and business management.  From 2005 to 2006, Mr. Miao served as Vice President of Shouguang City Yuxin Chemical Company Limited as the deputy general manager.  From 1991 to 2005, Mr. Miao served as a Manager and then Vice President of Shouguang City Commercial Trading Center Company Limited.  He was the director of Shouguang Business Trade Center since 1986. He has served as Supervisor of Chengdu Philosopher's Stone Culture Media Co. LTD since August 2018.

Yang Zou, Independent Director – Mr. Zou was appointed a director on March 2, 2011. Mr. Zou has served as Vice Director of Beijing Zhongtianhuamao Accounting Firm (General Partnership) since July 1, 2017 and resigned in August 2018.  He is a Certified Public Accountant of China and holds the certificate of Certified Internal Auditor.  From March 2003 to September 2009, Mr. Zou was chief financial officer of Bohua Ziguang Zhiye Co., Ltd.  From July 2001 to January 2003, Mr. Zou was the audit department manager of financial center of Beijing Hengji Weiye Electronic Products Co., Ltd., where he was in charge of internal audit, financial budget management, and coordination with external audit. From July 1999 to June 2001, Mr. Zou was manager of finance and audit department of Zhonglian Online Information Development Co., Ltd. From September 1993 to June 1999, Mr. Zou had served as assistant auditor, auditor, and head of project audit of Hainan Zhongou Certified Public Accountants Co., Ltd. From July 1991 to August 1993, Mr. Zou was an accountant of department of finance of Hunan Department Store Co., Ltd.  Mr. Zou graduated from Beijing University with bachelor’s degree in finance.

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

Tengfei Zhang, Independent Director – Mr. Zhang was appointed a director on June 30, 2011. Mr. Zhang has served as Director of Shenzhen Kaili Industrial Co., Ltd. since January 1, 2017. Prior to this position, he was the Chairman of the Board of Supervisors of Shenzhen Kaili Industrial Co., Ltd.  He is a Certified Public Accountant in China. From July 2000 to December 2004 , Mr. Zhang was Supervisor of Shenzhen Kaili Industrial Co., Ltd. and Director of Finance of Changsha Kaili Real Estate Development Co., Ltd. From January to June 2000, he was Manager of Financial Department of Shenzhen Kaili Industrial Co., Ltd.  Mr. Zhang graduated from Economics and Management Department of Hunan Business School with a college degree in 1989.

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

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

As a Nasdaq listed company, we comply with the NASDAQ Listing Rules with respect to certain corporate governance matters. As a smaller reporting company, under the NASDAQ rules we are required to maintain a board of directors comprised of a majority of independent directors, and an audit committee of at least three members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

Director Independence

 The Board of Directors has determined that Nan Li, Yang Zou, Shitong Jiang and Tengfei Zhang are independent under Rule 5605(a)(2) of the NASDAQ Listing Rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management. In addition, under applicable rules and regulations, and as determined by the Board, all of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees are “independent” directors.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters are available on our website at www.gulfresourcesinc.com. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Board Operations

The positions of principal executive officer and Chairman of the Board of Company are held by different persons.  The Chairman of the Board chairs Board and stockholder meetings and participates in preparing their agendas.  The Chairman of the Board also serves as a focal point for communication between management and the Board between Board meetings, although there is no restriction on communication between directors and management.  The Company believes that these arrangements afford the directors sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations.

The Board plays an active role, as well as the independent committees, in overseeing the management of the Company’s risks. The Board regularly reviews reports from members of senior management and committees on areas of material risk to the Company, including operational, financial, legal, strategic and regulatory risks.

Audit Committee

The Board of Directors has standing audit, compensation, and nominating committees, comprised solely of independent directors.  Each committee has a charter, which is available at Company’s website, www.gulfresourcesinc.com.

Audit Committee

The Audit Committee is responsible for reviewing the results and scope of the audit, and other services provided by our independent auditors, and reviewing and evaluating our system of internal controls. Mr. Li is the Audit Committee Financial Expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act, and Mr. Jiang is the chair of the Audit Committee. Our Board of Directors has determined that Messrs. Li, Zou and Jiang are “independent directors” within the meaning of Rule 10A-3 under the Exchange Act, as determined based upon the criteria for “independence” set forth in the rules of the NASDAQ Stock Market.

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

Nominating and Corporate Governance Committee

Our Board of Directors established a Nominating and Corporate Governance Committee in June 2009. The purpose of the Nominating and Corporate Governance Committee is to assist our Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess board effectiveness. Each of Tengfei Zhang, Shitong Jiang and Yang Zou are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Jiang is the Chairman of Nominating and Corporate Governance Committee.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

We do not currently have a procedure by which security holders may recommend nominees to the Board.

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

Naihui Miao has served as Vice President of Shouguang City Haoyuan Chemical Company Limited since January 2006.  Since January 2006, Mr. Miao has served as Director, Secretary and Vice President of the Company. He is in charge of sales, human resource and business management. Mr. Miao has years of experience in the chemical industry, business operations and management, and strategic planning and development.

Yang Zou was appointed as a Director on March 2, 2011. Mr. Zou has served as the Vice Director of Beijing Zhongtianhuamao Accounting Firm (General Partnership) since July 1, 2016.  He is a Certified Public Accountant and holds the certificate of Certified Internal Auditor.  Mr. Zou has extensive experience in auditing and accounting related matters.

Nan Li was appointed as a Director on November 8, 2010. Mr. Li currently serves as Financial Controller at Global Pharm Holdings Group, Inc., an OTC Bulletin Board listed company.  He holds an Intermediate Accountant Certificate and is a Certified Public Accountant.  Mr. Li has extensive experience in financial, auditing and management related matters with publicly listed companies.

Shitong Jiang was appointed as a Director on April 23, 2008.  Mr. Jiang is Chief of the Shouguang City Audit Bureau, Shandong Province. He has been with the audit bureau since 1990.  Mr. Jiang has many years of auditing and management experience with PRC government departments.

Tengfei Zhang was appointed as a Director on June 30, 2011. Mr. Zhang has served as Director of Shenzhen Kaili Industrial Co., Ltd. He is a Certified Public Accountant. Mr. Zhang has many years of experience in management, finance, business strategy and audit related matters.

Code of Ethics

The Board has adopted a code of ethics applicable to Company’s directors, officers, and employees.  The code of ethics is available at Company’s website, www.gulfresourcesinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2018, all such reports were filed timely.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended December 31, 2018 and 2017 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

FISCAL 2018 COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)	Option Awards$(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaobin Liu	2017	107,327	—	—	63,933	—	—	—	171,260
CEO	2018	109,029			118,233				227,262
Min Li	2017	107,327	—	—	63,933	—	—	—	171,260
CFO	2018	109,029			118,233				227,262
Naihui Miao	2017	107,327	—	—	63,933	—	—	—	171,260
COO	2018	109,029			118,233				227,262

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 718 – “Compensation - Stock Compensation.”

Except as disclosed below under the caption “Compensation of Directors,” we have not paid or accrued any fees to any of our executive directors for serving as a member of our Board of Directors. We do not have any retirement, pension, profit sharing or insurance or medical reimbursement plans covering our officers and directors. Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Grants of Plan-Based Awards

The Company granted options to purchase 400,000 shares of our Common Stock to each of our named executive officers, under Company’s Amended and Restated 2007 Equity Incentive Plan, during fiscal 2018.

FISCAL 2018 GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stocks or Units	Underlying Options	Option Award($)	and Options ($)
Xiaobin Liu, CEO	December 03, 2018								400,000	0.713	118,233
Min Li, CFO	December 03, 2018								400,000	0.713	118,233
Naihui Miao, COO	December 03, 2018								400,000	0.713	118,233

Narrative Discussion

The following employment agreements were entered into by the Company and the named executive officers:

Xiaobin Liu

The employment agreement for Xiaobin Liu to serve as Chief Executive Officer of the Company was renewed on June 1, 2016 with a term of three years. Xiaobin Liu is also a member of the Board of Directors. Pursuant to the agreement, Mr. Liu is entitled to receive annual compensation equal to approximately $107,327, subject to changes in the foreign exchange rate and market conditions.

Min Li

The employment agreement for Min Li to serve as Chief Financial Officer of the Company was renewed on January 1, 2019 with a term of one year. Pursuant to the agreement, Mr. Li is entitled to receive annual compensation equal to approximately $107,327, subject to changes in the foreign exchange rate and market conditions.

Naihui Miao

The employment agreement for Naihui Miao to serve as Chief Operating Officer of the Company was renewed on June 1, 2016 with a term of three years. Mr. Miao is also a member of the Board of Directors. Pursuant to the agreement, Mr. Miao is entitled to receive annual compensation equal to approximately $107,327 subject to changes in the foreign exchange rate and market conditions.

In addition, each of our named executive officers is entitled to participate in any and all benefit plans from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.

Assuming the employment of the Company’s named executive officers was to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2018, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Payment
Xiaboin Liu	$0
Min Li	$0
Naihui Miao	$0

Outstanding Equity Awards at Fiscal Year-End

  The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Xiaobin Liu, CEO	100,000(1)	—	—	1.454	August 22, 2021	—	—	—	—
	400,000			0.713	December 2, 2022
Min Li, CFO	100,000(1)	—	—	1.454	August 22, 2021	—	—	—	—
	400,000			0.713	December 2, 2022
Naihui Miao, COO	100,000(1)	—	—	1.454	August 22, 2021	—	—	—	—
	400,000			0.713	December 2, 2022

(1) Represents an option to purchase shares of Common Stock granted on August 23, 2017, which vested and became exercisable beginning on August 23, 2017.

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding the exercise of stock options, stock appreciation rights, and similar instruments and the vesting of restricted stock, restricted stock units and similar instruments, for fiscal 2018.

FISCAL 2018 OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Xiaobin Liu, CEO	0	0	0	0
Min Li, CFO	0	0	0	0
Naihui Miao, COO	0	0	0	0

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive directors, Xiaobin Liu and Naihui Miao, who do not receive compensation in their capacity as executive directors, for fiscal 2018.

FISCAL 2018 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards $(l)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ming Yang	35,253	-	-		-	-	35,253
Nan Li	-	-	3,203	-	-	-	3,203
Shitong Jiang	-	-	3,203	-	-	-	3,203
Yang Zou	-	-	3,203	-	-	-	3,203
Tengfei Zhang	-	-	3,203	-	-	-	3,203

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with FASB ASC 718 – “Compensation – Stock Compensation.”

Pursuant to the terms of their director agreements, each of our independent directors, receive options to  purchase 12,500 shares of our Common Stock on an annual basis with exercise prices not less than the closing market price of our Common Stock on the dates of grant. The grant of future options is contingent upon the director’s continued service with the Company. We do not pay any cash compensation to the independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of the date of this report, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of April 26, 2019, there were 46,803,791 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares			Percent of Class
Ming Yang (Chairman)	13,391,454	(2)		28.6%
Xiaobin Liu (CEO)	590,575	(3)		*
Min Li (CFO)	590,575	(3)		*
Naihui Miao (COO)	590,575	(3)		*
Nan Li (Director)	37,500	(4)		*
Yang Zou (Director)	25,000	(5)		*
Shi Tong Jiang (Director)	37,500	(6)		*
Tengfei Zhang (Director)	37,500	(7)		*
All Directors and Executive Officers as a Group (eight persons)	15,300,679			50.8%
Chen Weijie	6,068,011	(8)		13.0%
Wenxiang Yu	5,079,721	(8	)(9)	10.9%
Shandong Haoyuan Industry Group Ltd.	4,124,733	(8	)(9)	8.8%

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

(3) Consists of 500,000 shares issuable upon exercise of options held by such beneficial owner.

(4) Consists of 37,500 shares issuable upon exercise of options held by Mr. Li.

(5) Consists of 25,000 shares issuable upon exercise of options held by Mr. Zou.

(6) Consists of 37,500 shares issuable upon exercise of options held by Mr. Jiang.

(7) Consists of 37,500 shares issuable upon exercise of options held by Mr. Zhang.

(8) Based on Schedule 13D filed on August 12, 2015. Mr. Chen’s address is North Weigao Road, Luocheng Sub-district Office, Shouguang, Shandong Province 262700, the People’s Republic of China.

(9) The address of the shareholder is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City , Shandong Province, 262700, the People’s Republic of China.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the fiscal year 2018 and 2017, the Company borrowed $355,212 and $450,000, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or related party transactions are approved or ratified by the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by its principal accountant for the last two fiscal years were as follows:

Fees	2018	2017
Audit Fees	$208,000	$265,000
Audit Related Fees	$0	$0
Tax Fees	$9,000	$7,000
All Other Fees	$0	$0
Total	$217,000	$272,000

Audit Fees

This category consists of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. There were no such fees incurred by the Company in the years ended December 31, 2018 and 2017.

Tax Fees

The tax fee of $9,000 and $7,000 relate to tax compliance services rendered in the years ended December 31,2018 and 2017, respectively.

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2019	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		April 26, 2019
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		April 26, 2019
Min Li	Chief Financial Officer

/s/ Ming Yang		April 26, 2019
Ming Yang	Director

/s/ Naihui Miao		April 26, 2019
Naihui Miao	Director

/s/ Tengfei Zhang		April 26, 2019
Tengfei Zhang	Director

/s/ Yang Zou		April 26, 2019
Yang Zou	Director

/s/ Shi Tong Jiang		April 26, 2019
Shi Tong Jiang	Director