Form 10-Q
period 2019-03-31
GULF RESOURCES, INC.
filed 2019-05-13
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☐ No ☒

As of May 1, 2019, the registrant had outstanding 46,920,760 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2019 Unaudited	December 31, 2018 Audited
Current Assets
Cash	$179,653,141	$178,998,935
Accounts receivable	20,508	—
Inventories, net	—	—
Prepayments and deposits	1,383,052	8,096,636
Prepaid land leases	186,888	235,459
Other receivable	11,103	12,506
Total Current Assets	181,254,692	187,343,536
Non-Current Assets
Property, plant and equipment, net	89,963,658	82,282,630
Finance lease right-of use assets	190,128	250,757
Operating lease right-of –use assets	9,520,317	—
Prepaid land leases, net of current portion	9,255,159	9,639,009
Deferred tax assets	20,795,664	19,030,858
Total non-current assets	129,724,926	111,203,254
Total Assets	$310,979,618	$298,546,790

Liabilities and Stockholders’ Equity
Current Liabilities
Other payable and accrued expenses	$3,433,204	$905,258
Retention payable	299,724	332,416
Taxes payable-current	807,742	1,188,687
Finance lease liability, current portion	240,021	197,480
Operating lease liabilities, current portion	416,656	—
Total Current Liabilities	5,197,347	2,623,841
Non-Current Liabilities
Finance lease liability, net of current portion	2,109,459	2,069,545
Operating lease liabilities, net of current portion	8,535,596	—
Total Non-Current Liabilities	10,645,055	2,069,545
Total Liabilities	$15,842,402	$4,693,386

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,149,909 and 47,502,940 shares issued; and 46,920,760 and 46,803,791 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	23,573	23,525
Treasury stock; 229,149and 249,149 shares as of March 31, 2019 and December 31, 2018 at cost	(510,329)	(554,870)
Additional paid-in capital	94,997,819	95,020,808
Retained earnings unappropriated	180,704,307	185,608,445
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	(4,311,698)	(10,478,048)
Total Stockholders’ Equity	295,137,216	293,853,404
Total Liabilities and Stockholders’ Equity	$310,979,618	$298,546,790

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2019	2018

NET REVENUE
Net revenue	$38,570	$2,247,267

OPERATING EXPENSE
Cost of net revenue	(36,407)	(1,241,809)
Sales, marketing and other operating expenses	—	(34,974)
Direct labor and factory overheads incurred during plant shutdown	(4,293,022)	(5,695,519)
General and administrative expenses	(2,105,171)	(3,571,945)
	(6,434,600)	(10,544,247)

LOSS FROM OPERATIONS	(6,396,030)	(8,296,980)

OTHER INCOME (EXPENSE)
Interest expense	(38,824)	(43,344)
Interest income	135,579	169,478
LOSS BEFORE TAXES	(6,299,275)	(8,170,846)

INCOME TAX BENEFIT	1,395,137	1,193,746

NET LOSS	$(4,904,138)	$(6,977,100)

COMPREHENSIVE LOSS:
NET LOSS	$(4,904,138)	$(6,977,100)
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	6,166,350	15,948,911

COMPREHENSIVE INCOME	$1,262,212	$8,971,811

LOSS PER SHARE:
BASIC	$(0.10)	$(0.15)
DILUTED	$(0.10)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	46,886,558	46,803,791
DILUTED	46,886,558	46,826,388

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2019
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2018 (Audited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$95,020,808	$185,608,445	$24,233,544	$(10,478,048)	$293,853,404
Translation adjustment	—	—	—	—		—	—	—	6,166,350	6,166,350
Common stock issued for services		20,000	(20,000)	—	44,541	(22,941)	—	—	—	21,600
Cashless exercise of stock options	96,969	96,969	—	48	—	(48)	—	—-	—	—
Net loss for three-month period ended March 31, 2019	—	—	—	—	—	—	(4,904,138)	—	—	(4,904,138)
BALANCE AT MARCH 31, 2019 (Unaudited)	47,149,909	46,920,760	229,149	$23,573	$(510,329)	$94,997,819	$180,704,307	$24,233,544	$(4,311,698)	$295,137,216

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	income	Total

BALANCE AT DECEMBER 31, 2017 (Audited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$255,572,431	$24,233,544	$8,162,958	$381,962,196
Translation adjustment	—	—	—	—		—	—	—	15,948,911	15,948,911
Net loss for three-month period ended March 31, 2018	—	—	—	—	—	—	(6,977,100)	—	—	(6,977,100)
BALANCE AT MARCH 31, 2018 (Unaudited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$248,595,331	$24,233,544	$24,111,869	$390,934,007

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,904,138)	$(6,977,100)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest on capital lease obligation	38,659	41,797
Amortization of prepaid land leases	—	144,097
Depreciation and amortization	3,377,249	4,757,530
Unrealized exchange loss on translation of inter-company balances	503,228	1,058,852
Deferred tax asset	(1,395,137)	(1,193,746)
Common stock issued for services	21,600	—
Changes in assets and liabilities
Accounts receivable	(20,469)	20,442,483
Inventories	—	1,039,959
Prepayments and deposits	(35,157)	(81,635)
Other receivables	1,631	—
Other payable and accrued expenses	2,509,573	(68,833)
Retention payable	(39,027)	—
Taxes payable	(377,581)	735,426
Operating lease	55,843	—
Net cash (used in) provided by operating activities	(263,726)	19,898,830

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	—	(367,143)
Purchase of property, plant and equipment	(2,528,111)	(121,710)
Net cash used in investing activities	(2,528,111)	(488,853)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,446,043	8,404,233
NET INCREASE IN CASH AND CASH EQUIVALENTS	654,206	27,814,210
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	178,998,935	208,906,759
CASH AND CASH EQUIVALENTS - END OF PERIOD	$179,653,141	$236,720,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$8,241,818	$—
SUPPLEMENTAL DISCLOSURE OF CASH NON-CASH INVESTING AND FINANCING ACTIVITIES
Par value of common stock issued upon cashless exercise of options	$48	$—

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

In the opinion of management, the unaudited financial information for the quarter ended March 31, 2019 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC") and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the People’s Republic of China (“PRC”). Daying County Haoyuan Chemical Company Limited (“DCHC”) was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business commenced trial production in January 2019.

On September 1, 2017, the Company received notification from the Government of Yangkou County, Shouguang City of PRC that production at all its factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements.

The Company worked closely with the county authorities to develop rectification plans for both its bromine and crude salt businesses and agreed on a plan in October 2017. In the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018 recorded in the plant, property and equipment in the consolidated balance sheet. No such costs were incurred in the three-month period ended March 31, 2019 and the Company does not expect to incur any additional capital expenditure in the rectification of its bromine and crude salt factories in respect of meeting the county's new safety and environmental protection requirement.

Originally, six bromine factories completed their rectification process within the factory areas (i.e. excluding crude salt field area) and were approved and scheduled for production commencement by April 2018 as verbally indicated by the local government. Subsequently, the Shandong Provincial government required the local government to conduct “four rating and one comprehensive evaluation” of all of the chemical companies within its jurisdiction. This has delayed the production commencement schedule of the six bromine and crude salt factories.

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

The Shouguang City Bromine Association, on behalf of all the bromine plants in Shouguang, started discussions with the local government agencies subsequent to the issuance of the above notice dated June 25, 2018. The local governmental agencies confirmed the facts that their initial requirements for the bromine industry did not include the project approval, the planning approval and the land use rights approval and that those three additional approvals were new requirements of the provincial government. The Company understood from the local government that it has been coordinating with several government agencies to solve these three outstanding approval issues in a timely manner and that all the affected bromine plants are not allowed to commence production prior to obtaining those approvals.

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

The Company believes the issues related to the remaining seven bromine and crude salt factories which have passed inspection are almost resolved. The Company is actively working with the local government to obtain the documentation for approval of project, planning, land use rights and environmental protection evaluation. In April 2019, Subdivision of Factory No. 1 and No. 7 (the combination of Factory No. 5 and Factory No. 7) started operations (See Note 20).

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction to the Bohai Marine Fine Chemical Industrial Park (“Bohai Park”). This is because the two plants are located in a residential area and their production activities will impact the living environment of the residents. This is as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, and ensure the quality of the living environment of residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations will be ordered to shut down.

The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation costs comprising prepaid land lease and professional fees related to the design of the new chemical factory in the amount of $10,925,081, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

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

(c)           Allowance for Doubtful Accounts

As of March 31, 2019 and December 31, 2018, allowances for doubtful accounts were nil. No allowances for doubtful accounts were charged to the condensed consolidated statements of income for the three-month periods ended March 31, 2019 and 2018.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $179,653,141 and $178,998,935 with these institutions as of March 31, 2019 and December 31, 2018, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Property, plant and equipment under the capital lease are depreciated over their expected useful lives on the same basis as owned assets, or where shorter, the term of the lease.

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $310,937 and $302,418 for the three-month periods ended March 31, 2019 and 2018, respectively.

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

MARCH 31, 2019

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

For the three-month period ended March 31, 2019 and 2018, the Company determined that there were no events or circumstances indicating possible additional impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 337,991 and 75,614 shares for the three-month periods ended March 31, 2019 and 2018, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended March 31,
	2019	2018
Numerator
Net loss	$(4,904,138)	$(6,977,100)

Denominator
Basic: Weighted-average common shares outstanding during the period	46,886,558	46,803,791
Add: Dilutive effect of stock options	—	22,597
Diluted	46,886,558	46,826,388

Net loss per share
Basic	$(0.10)	$(0.15)
Diluted	$(0.10)	$(0.15)

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

(m)          Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized at January 1, 2019 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

(n)           Stock-based Compensation

Common stock, stock options and stock warrants issued are recorded at their fair values estimated at grant date using the Black-Scholes model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

The Company has elected to account for the forfeiture of stock-based awards as they occur.

(o)           New Accounting Pronouncements

Recent accounting pronouncements adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows an entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The Company elected the available practical expedients. As a result of the adoption of this standard, the Company recognized operating lease ROU assets of $9,520,317, operating lease liabilities of $8,952,252, and the remaining balance in the other payable and accrued expense, and prepaid land lease in the condensed consolidated financial statements as of March 31, 2019 with no cumulative-effect adjustment to retained earnings as of January 1, 2019.

In June 2018, the FASB issued ASU No.2018-07, Compensation- Stock Compensation (Topic 718). Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in the Update are effective for public business entities form fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard as of January 1, 2019. This adoption of this standard does not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect of this on the condensed consolidated financial statements and related disclosure.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	March 31, 2019	December 31, 2018

Finished goods	$66,426	$65,169
Allowance for obsolete and slow-moving inventory	(66,426)	(65,169)
	$—	$—

NOTE 3 – PREPAID LAND LEASES

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. The production facilities and warehouses of the Company are located on these parcels of land. The lease term ranges from ten to fifty years. Some of the lease contracts were paid in one lump sum upfront and some are paid annually at the beginning of each anniversary date. These leases have no purchase option at the end of the lease term and were classified as operating lease prior to and as of January 1, 2019 when the new lease standard was adopted. Prior to January 2019, the prepaid land lease was amortized on a straight line basis. As of January 1, 2019, all these leases that have commenced were classified as operating lease right-of-use assets (“ROU”). See Note 6.

In December 2017, the Company paid a one lump sum upfront amount of $9,442,047 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate is being processed by the government and the commencement date of the lease will be known upon completion of the application process. Since the construction plan of the factory at Bohai is still in the process of being approved by the government and the lease term of the land has not commenced, the Company classified the lease payment in prepaid land lease instead of Right-of –use assets. No amortization of this prepaid land lease was recorded as of March 31, 2019.

During the three-month period ended March 31, 2018, amortization of prepaid land lease totaled $144,097 was recorded as direct labor and factory overheads incurred during plant shutdown.

For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates cover a total of approximately 38.6 square kilometers of aggregate carrying value of $599,747 as at December 31, 2018.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2019	December 31, 2018
At cost:
Mineral rights	$2,864,171	$2,809,977
Buildings	62,040,345	60,866,462
Plant and machinery	164,283,763	161,178,816
Motor vehicles	6,350	6,230
Furniture, fixtures and office equipment	3,352,442	3,289,010
Construction in process	16,077,711	6,535,808
Total	248,624,782	234,686,303
Less: Accumulated depreciation and amortization	(140,597,289)	(134,681,628)
Impairment	(18,063,835)	(17,722,045)
Net book value	$89,963,658	$82,282,630

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $19,631,699 and $20,409,998 as at March 31, 2019 and December 31, 2018, respectively.

During the three-month period ended March 31, 2019, depreciation and amortization expense totaled $3,311,907, of which $3,066,896, $224,830 and $20,181were recorded in direct labor and factory overheads incurred during plant shutdown and administrative expenses and cost of net revenue, respectively.

During the three-month period ended March 31, 2018, depreciation and amortization expense totaled $4,688,248, of which $4,504,249 and $183,999 were recorded in direct labor and factory overheads incurred during plant shutdown and administrative expenses, respectively.

NOTE 5 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance lease, net consist of the following:

	March 31, 2019	December 31, 2018
At cost:
Buildings	$122,211	$119,899
Plant and machinery	2,235,677	2,193,375
Total	2,357,888	2,313,274
Less: Accumulated depreciation and amortization	(2,167,760)	(2,062,517)
Net book value	$190,128	$250,757

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2019, depreciation and amortization expense totaled $65,342, which was recorded in direct labor and factory overheads incurred during plant shutdown. During the three-month period ended March 31, 2018, depreciation and amortization expense totaled $69,282, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT-OF USE ASSETS

As of March 31, 2019, the total operating lease ROU assets was $9,520,317. The total operating lease cost for the three-month period ended March 31, 2019 and 2018 was $227,219 and $281,613.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $9,520,317 as at March 31, 2019.

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
Salary payable	$246,155	$241,343
Social security insurance contribution payable	143,033	140,326
Other payable-related party (see Note 8)	23,162	90,900
Accrued expense-construction	2,637,910	104,246
Accrued expense-others	382,944	328,443
Total	$3,433,204	$905,258

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2019, the Company borrowed a sum of $60,000 from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amount due to Jiaxing Lighting was unsecured, interest free and repayable on demand and was fully settled in the three-month period ended March 31, 2019. There was no balance owing to Jiaxing Lighting as of March 31, 2019 and December 31, 2018.

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $92,650 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three months ended March 31, 2019 and 2018 was approximately $23,162 and $24,500. The amounting owing for the property management services as of March 31, 2019 and December 31, 2018 was $23,162 and $90,900 (See Note 7).

NOTE 9 – TAXES PAYABLE

Taxes payable relates to land use tax payable of $807,742 and $1,188,687 as of March 31, 2019 and December 31, 2018.

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	March 31,	December 31,
	Interest rate	2019	2018
Total finance lease liability	6.7%	$2,349,480	$2,267,025
Less: Current portion		(240,021)	(197,480)
Finance lease liability, net of current portion		$2,109,459	$2,069,545

Interest expenses from a finance lease liability amounted to $38,659 and $41,797 for the three-month periods ended March 31, 2019 and 2018, respectively, were charged to the condensed consolidated statement of loss. The remaining finance lease term at March 31, 2019 was 12 years.

The components of operating lease liabilities as follows:

	Imputed	March 31,	December 31,
	Interest rate	2019	2018
Total Operating lease liabilities	4.89%	$8,952,252	$—
Less: Current portion		(416,656)	—
Operating lease liabilities, net of current portion		$8,535.596	$—

The weighted average remaining operating lease term at March 31, 2019 was 23 years and the weighted average discounts rate was 4.89%.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$278,753	$797,083
the next 13 to 24 months	278,753	809,731
the next 25 to 36 months	278,753	656,344
the next 37 to 48 months	278,753	661,798
the next 49 to 60 months	278,753	660,863
thereafter	1,951,274	12,484,462
Total	3,345,039	16,070,281
Less: Amount representing interest	(995,559)	(7,118,029)
Present value of net minimum lease payments	$2,349,480	$8,952,252

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 11 –EQUITY

 Retained Earnings – Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of March 31, 2019 for SCHC, SYCI and DCHC is 46%, 14% and 0% of its registered capital respectively.

NOTE 12 – TREASURY STOCK

In January 2019, the Company issued 20,000 shares of common stock from the treasury shares to one of its consultants. The shares were valued at the closing market price on the date of the agreement and recorded as general and administrative expense in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2019. The shares issued were deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price was charged to additional paid-in-capital.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of March 31, 2019, the number of shares of the Company’s common stock available for issuance under the Plan is 5,017,989.

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

During the three months ended March 31, 2019, there were no options issued to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2019 and March 31, 2019.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2019	2,518,000	$0.97	$0.71 - $4.80
Exercised during the period ended March 31, 2019	(245,000)	$0.71	$0.71
Expired during the period ended March 31, 2019	(12,500)	$1.78	$1.78
Balance, March 31, 2019	2,260,500	$0.99	$0.71 - $4.80

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at March 31, 2019	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	2,260,500	$0.71 - $4.80	3.14

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2019 was $546,924.

During the three months ended March 31, 2019, 96,969 shares of common stock were issued upon cashless exercise of 245,000 options.

The aggregate intrinsic value of options exercised during the quarter ended March 31, 2019 was $114,415. There was no option exercised during the quarter ended March 31, 2018.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)           United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2019 and 2018, and management believes that its earnings are permanently invested in the PRC.

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

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2019 and 2018.

(c)           Hong Kong

Hong Kong Jiaxing Industrial Limited, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income for the three-month periods ended March 31, 2019 and 2018.  The applicable statutory tax rates for the three-month periods ended March 31, 2019 and 2018 are 16.5%.

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

As of March 31, 2019 and December 31, 2018, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $236,694,242 and $240,563,868, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2018 and December 31, 2017, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of March 31, 2019 and December 31, 2018, the unrecognized WHT are $10,823,223 and $11,035,843, respectively.

The Company’s income tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s income tax returns filed in the United States for three years from the date of filing. The Company’s US income tax returns since 2015 are currently subject to examination.

Inland Revenue Department of Hong Kong (“IRD”) may examine the Company’s income tax returns filed in Hong Kong for seven years from date of filing. For the years 2012 through 2018, HKJI did not report any taxable income. It did not file any income tax returns during these years except for 2014 and 2018. For companies which do not have taxable income, IRD typically issues notification to companies requiring them to file income tax returns once in every four years. The tax returns for 2014 and 2018 are currently subject to examination.

The components of the provision for income tax benefit from continuing operations are:

	Three-Month Period Ended March31,
	2019	2018

Current taxes – PRC	$—	$—
Deferred tax – PRC	(1,395,137)	(1,193,746)
	$(1,395,137)	$(1,193,746)

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – INCOME TAXES – Continued

The effective income tax benefit differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended March 31,
Reconciliations	2019	2018
Statutory income tax rate	25%	25%
Non-deductible expense and change in valuation allowance	(3%)	(10%)
Effective tax rate	22%	15%

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$16,607	$16,292
Impairment on property, plant and equipment	3,675,218	3,696,332
Impairment on prepaid land lease	856,490	840,284
Exploration costs	1,848,950	1,813,965
Compensation costs of unexercised stock options	179,957	194,016
PRC tax losses	14,398,399	12,663,985
US federal net operating loss	148,000	119,000
Total deferred tax assets	21,123,621	19,343,874
Valuation allowance	(327,957)	(313,016)
Net deferred tax asset	$20,795,664	$19,030,858

The increase in valuation allowance for the three-month period ended March 31, 2019 is $14,941.

The increase in valuation allowance for the three-month period ended March 31, 2018 is $26,396.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2019 and December 31, 2018.

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

MARCH 31, 2019

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

Three-Month Period Ended March 31, 2019	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$—	$—	$38,570	$38,570	$—	$38,570
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income taxes benefit	(3,625,014)	(1,411,809)	(673,550)	(41,983)	(5,752,356)	(643,674)	(6,396,030)
Income tax benefit	(897,347)	(352,952)	(144,838)	—	(1,395,137)	—	(1,395,137)
Loss from operations after income taxes benefit	(2,727,667)	(1,058,857)	(528,712)	(41,983)	(4,357,219)	(643,674)	(5,000,893)
Total assets	124,257,161	38,212,093	146,602,776	1,888,494	310,960,524	19,094	310,979,618
Depreciation and amortization	2,118,077	1,105,108	117,388	36,676	3,377,249	—	3,377,249
Capital expenditures	2,528,111	—	—	—	2,528,111	—	2,528,111

Three-Month Period Ended March 31, 2018	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$1,638,493	$608,774	$—	$2,247,267	$—	$2,247,267
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income taxes(benefit)	(5,590,555)	(807,884)	(674,771)	(35,655)	(7,108,865)	(1,188,115)	(8,296,980)
Income tax expense (benefit)	(1,391,152)	(201,971)	399,377	—	(1,193,746)	—	(1,193,746)
Income (loss) from operations after income taxes(benefit)	(4,199,403)	(605,913)	(1,074,148)	(35,655)	(5,915,119)	(1,188,115)	(7,103,234)
Total assets	149,458,703	52,746,108	192,807,722	2,162,119	397,174,652	165,315	397,339,967
Depreciation and amortization	3,719,712	913,350	124,468	—	4,757,530	—	4,757,530
Capital expenditures	93,174	14,179	—	14,357	121,710	—	121,710
Goodwill	—	—	30,524,646	—	30,524,646	—	30,524,646

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2019	2018
Total segment operating loss	$(5,752,356)	$(7,108,865)
Corporate costs	(140,446)	(129,263)
Unrealized loss on translation of intercompany balance	(503,228)	(1,058,852)
Loss from operations	(6,396,030)	(8,296,980)
Other income	96,755	126,134
Loss before income taxes	$(6,299,275)	$(8,170,846)

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2018.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$—	$534	$155	$689	30.6%
2	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$—	$670	$—	$670	29.8%
3	Shouguang Weidong Chemical Company Limited	$—	$435	$—	$435	19.3%

NOTE 16– CUSTOMER CONCENTRATION

During the three-month period ended March 31, 2019, the Company sold 100% of its products to its one natural gas customer. As of March 31, 2019, amounts due from this customer was $20,508.

During the three-month period ended March 31, 2018, the Company sold 88.8% of its products to its top five customers, respectively. As of March 31, 2018, amounts due from these customers were $8,831,030. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2019 and 2018, the Company did not purchase any raw materials.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of March 31, 2019 and December 31, 2018.

NOTE 19 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The Company has no purchase commitments as of March 31, 2019.

The following table sets forth the Company’s contractual obligations as of March 31, 2019:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$92,650	$26,174,050
the next 13 to 24 months	92,650	—
the next 25 to 36 months	92,650	—
the next 37 to 48 months	92,650	—
Total	$370,600	$26,174,050

NOTE 20 – SUBSEQUENT EVENTS

On April 1, 2019, the Company granted an option to one member of management staff to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.91 per share and the options vested immediately. The options have a five-year expiration term with an expected tenor of 2.5 years and no dividend yield.

On April 2, 2019, the Company was informed verbally by the Government of Yangkou County, Shouguang City of PRC that the Subdivision of Factory No. 1 and No. 7 (the combination of Factory No. 5 and Factory No. 7) had been approved for reopening and started operations in April, 2019. On May 7, 2019, the Company renamed its Subdivision of Factory No. 1 to Factory No. 4; and Factory No. 5 (which was previously considered part of Factory No. 7) to Factory No. 7.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2019 and 2018.

Comparison of the Three-Month Periods Ended March 31, 2019 and 2018

	Three-Month Period Ended March 31, 2019	Three-Month Period Ended March 31, 2018	Percent Change Increase/ (Decrease)
Net revenue	$38,570	$2,247,267	(98%)
Cost of net revenue	$(36,407)	$(1,241,809)	(97%)
Gross profit	$2,163	$1,005,458	(100%)
Sales, marketing and other operating expenses	$—	$(34,974)	(100%)
Direct labor and factory overheads incurred during plant shutdown	$(4,293,022)	(5,695,519)	(25%)
General and administrative expenses	$(2,105,171)	$(3,571,945)	41%
Loss from operations	$(6,396,030)	$(8,296,980)	(23%)
Other income, net	$96,755	$126,134	(23%)
Loss before taxes	$(6,299,275)	$(8,170,846)	(23%)
Income tax benefit	$1,395,137	$1,193,746	17%
Net loss	$(4,904,138)	$(6,977,100)	(30%)

Net revenue  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended March 31, 2019 compared to the same period in 2018:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change
	March 31, 2019		March 31, 2018		Decrease
Segment		% of total		% of total
Bromine	$—	—	$—	—	—
Crude Salt	$—	—	$1,638,493	73%	(100%)
Chemical Products	$—	—	$608,774	27%	(100%)
Natural Gas	$38,570	100%	$—	—	—
Total sales	$38,570	100%	$2,247,267	100%	(98%)

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2019	March 31, 2018	Decrease
Bromine (excluded volume sold to SYCI)	—	—	—
Crude Salt	—	41,580	(100%)

	Three-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	March 31, 2019	March 31, 2018	Decrease
Oil and gas exploration additives	—	—	—
Paper manufacturing additives	—	—	—
Pesticides manufacturing additives	—	14	(100%)
Pharmaceutical intermediates	—	—	—
By product	—	96	(100%)
Overall	—	110	(100%)

	Three-Month Period Ended		Percentage Change
Natural gas segments product sold in cubic metre	March 31, 2019	March 31, 2018	Decrease
Natural Gas	260,201	—	—

Bromine segment

For the three-month period ended March 31, 2018 and 2019, the net revenue for the bromine segment was $0, respectively, due to the closure of all of our plant and factories since September 1, 2017 to perform rectification and improvements.All bromine goods in the inventory were sold as of December 31, 2017.

Crude salt segment

For the three-month period ended March 31, 2019, the net revenue for the crude salt was $0 due to the closure of all of our plant and factories since September 1, 2017 to perform rectification and improvements.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	March 31, 2019		March 31, 2018		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$—	—	$—	—	—
Paper manufacturing additives	$—	—	$—	—	—
Pesticides manufacturing additives	$—	—	$98,200	16%	(100%)
Pharmaceutical intermediates	$—	—	$—	—	—
By products	$—	—	$154,666	25%	(100%)
Raw materials	$—	—	$355,908	59%	—
Net Revenue	$—	—	$608,774	100%	(100%)

For the three-month period ended March 31, 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in Bohai Park. As a result there were no chemical products for sale for the three-month period ended March 31, 2019.

Natural gas segment

For the three-month period ended March 31, 2019, the net revenue for the natural gas was $38,570. We commenced natural gas trial production from January 2019.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2019		March 31, 2018		Net Revenue
Segment		% of total		% of total
Bromine	$—	—	$—	—	—
Crude Salt	$—	—	$697,488	56%	(100%)
Chemical Products	$—	—	$544,321	44%	(100%)
Natural Gas	$36,407	100%	$—	—	—
Total	$36,407	100%	$1,241,809	100%	(97%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended March 31, 2018	42,808	—
Three-month period ended March 31, 2019	31,506	—
Variance of the three-month periods ended March 31, 2019 and 2018	(11,302)	—

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

The annual production capacity in the three-month period ended March 31, 2019 decreased by 11,302 tonnes to 31,506 tonnes because of the closure of Factory numbers 3, 4 and 11 in September 2018.

Our utilization ratio was 0% for the three-month period ended March 31, 2019 was due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.

Bromine segment

For the three-month period ended March 31, 2019, the cost of net revenue for the bromine segment was $0 due to the closure of all of our plant and factories September 1, 2017 to perform rectification and improvements. As a result, there was no bromine in inventory for sale for the three-month period ended March 31, 2019.

Crude salt segment

The cost of net revenue for our crude salt segment for the three-month period ended March 31, 2019 was $0 due to the closure of all of our plant and factories September 1, 2017 to perform rectification and improvements.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2019 was $0 due to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in Bohai Park. As a result there were no chemical products for sale for the three-month period ended March 31, 2019.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended March 31, 2019 was $36,407. We commenced natural gas trial production from January 2019.

Gross Profit Gross profit was $2,163, or 6%, of net revenue for three-month period ended March 31, 2019, representing a decrease of $1,003,295 (or 100%), as compared to $1,005,458, or 45%, of net revenue for the same period in 2018.

	Gross Profit by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2019		March 31, 2018		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$—	—	$—	—	—
Crude Salt	$—	—	$941,005	57%	(100%)
Chemical Products	$—	—	$64,453	11%	(100%)
Natural Gas	$2,163	6%	—	—	—
Total Gross Profit	$2,163	6%	$1,005,458	45%	(100%)

Bromine segment

For the three-month period ended March 31, 2019, the gross profit margin for our bromine segment was 0% due to the closure of all of our plant and factories September 1, 2017 to perform rectification and improvements. As a result, there was no bromine in inventory for sale for the three-month period ended March 31, 2019.

Crude salt segment

For the three-month period ended March 31, 2019, the gross profit margin for our crude salt segment was 0% due to the closure of all of our plant and factories September 1, 2017 to perform rectification and improvements.

Chemical products segment

The gross profit margin for our chemical products segment for the three-month period ended March 31, 2019 was 0% due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

The gross profit margin for our chemical products segment for the three-month period ended March 31, 2019 was 6%.We commenced natural gas trial production from January 2019.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $4,293,022 and $5,695,519 incurred for the three-month period end March 31, 2019 and 2018, respectively, which would have been presented in the cost of net revenue were presented as part of the operating expense.

General and Administrative Expenses General and administrative expenses were $2,105,171 for the three-month period ended March 31, 2019, a decrease of $1,466,774 (or 41%) as compared to $3,571,945 for the same period in 2018. The decrease was primarily due to (i) the unrealized exchange loss in relation to the translation difference of inter-company balances in RMB to USD for the three-month period ended March 31, 2019, which amounted to $503,228, as compared to the unrealized exchange loss for the same period in 2018, which amounted to $1,058,852; and the decreased property tax and land use right tax in the amount of $881,771 due to demolish three bromine factories (Number 3, Number 4, and Number 11) in September 21, 2018.

Income from Operations Loss from operations was $6,396,030 the three-month period ended March 31, 2019, compared to loss from operation of $8,296,980 in the same period in 2018.

	Loss from Operations by Segment
	Three-Month Period Ended March 31, 2019		Three-Month Period Ended March 31, 2018
Segment:		% of total		% of total
Bromine	$(3,625,014)	63%	$(5,590,555)	79%
Crude Salt	(1,411,809)	24%	(807,884)	11%
Chemical Products	(673,550)	12%	(674,771)	9%
Natural Gas	(41,983)	1%	(35,655)	1%
Loss from operations before corporate costs	(5,752,356)	100%	(7,108,865)	100%
Corporate cost	(140,446)		(129,263)
Unrealized loss on translation of intercompany balance	(503,228)		(1,058,852)
Loss from operations	$(6,396,030)		$(8,296,980)

Bromine segment

Loss from operations from our bromine segment was $3,625,014 for the three-month period ended March 31, 2019, compared to loss from operations of $5,590,555 in the same period in 2018. This decrease in loss is due to the closure of all of our plants and factories to perform rectification and improvements since September 1, 2017.

Crude salt segment

Loss from operations from our crude salt segment was $1,411,809 for the three-month period ended March 31, 2019, compared to loss from operations of $807,884 in the same period in 2018. This increase in loss is mainly due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017.

Chemical products segment

Loss from operations from our chemical products segment was $673,550 for the three-month period ended March 31, 2019, compared to loss from operations of $674,771 in the same period in 2018. This was primarily attributable to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in Bohai Park.

Natural gas segment

Loss from operations from our natural gas segment was $41,983 for the three-month period ended March 31, 2019.

Other Income Net Other income, net of $96,755 represented bank interest income, net of capital lease interest expense for the three -month period ended March 31, 2019, a decrease of $29,379 (or approximately 23%) as compared to the same period in 2018.

Net Income Net loss was $4,904,138 for the three-month period ended March 31, 2019, compared to an net loss of $6,977,100 an in the same period in 2018.

Effective Tax Rate Our effective tax rate for the three-month periods ended March 31, 2019 and 2018 was 22% and 15% respectively. The effective tax rate for the three-month period ended March 31, 2019 was 3% lower than the PRC statutory income tax rate of 25%, mainly due to non-taxable items and change in valuation allowance. The effective tax rate for the three-month period ended March 31, 2018 was 10% lower than the PRC statutory income tax rate of 25%, due to non-deductible expense and non-taxable items.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, cash and cash equivalents were $179,653,141 as compared to $178,998,935 as of December 31, 2018. The components of this increase of $654,206 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2019	2018
Net cash provided by operating activities	$(263,726)	$19,898,830
Net cash used in investing activities	$(2,528,111)	$(488,853)
Effects of exchange rate changes on cash and cash equivalents	$3,446,043	$8,404,233
Net increase in cash and cash equivalents	$654,206	$27,814,210

For the three-month period ended March 31, 2019, we met our working capital and capital investment requirements mainly by using cash on hand.

Net Cash (Used in) Provided by Operating Activities

During the three-month periods ended March 31, 2019, we had negative cash flow from operating activities of approximately $0.3 million. During the three-month periods ended March 31, 2018, we had positive cash flow from operating activities of approximately $19.9 million.

During the three-month period ended March 31, 2019, cash flow used in operating activities of approximately $0.3 million, mainly due to (i) substantial non-cash charges in the amounts of approximately $2.5 million, mainly in the form of depreciation and amortization of property, plant and equipment and exchange loss on intercompany balances; partially offset by deferred tax assets; and (ii) cash generated from working capital of approximately $2.1 million, which mainly consisted of the increase in other payable and accrued expenses; partially offset by taxes payable.

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

Accounts receivable

There was no accounts receivable as of March 31, 2019.

Inventory

Our inventory consists of the following:

	March 31, 2019		December 31, 2018
		% of total		% of total
Raw materials	$—	—	$—	—
Finished goods	—	—	—	—
Work-in-progress	66,426	100%	65,169	100%
	$66,426	100%	$65,169	100%
Allowance for obsolete and slowing-moving inventory	(66,426)	—	(65,169)	—
Total	$—	100%	$—	100%

There was no production as of March 31, 2019 and all inventory sold before the first quarter of 2019 except for $0.07 million of crude salt of which an allowance for obsolescence was recorded.

Net Cash Used in Investing Activities

For the three-month period ended March 31, 2019, we used approximately $2.5 million to acquire property, plant and equipment.

For the three-month period ended March 31, 2018, we used approximately $0.4 million cash for the prepayment of land leases. We also used approximately $0.1 million to acquire property, plant and equipment in the first quarter of 2018.

Net Cash Used in Financing Activities

We have no major financing activities for the three-month period ended March 31, 2019.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $179.7 million at March 31, 2019, most of which is in highly liquid current deposits which earn no or little interest. We intend to retain the cash for the relocation of our chemical factories (See note 1(b) in the notes to the consolidated financial statements), which we expect to incur additional capital expenditure of approximately $50 million, future expansion of our bromine and crude salt businesses through acquisition, build new extraction wells to our existing bromine and crude salt business, and further development of the new resources in Sichuan Province. We do not anticipate paying cash dividends in the foreseeable future. We believe that there is enough funds to cover the rectification and improvement, the setting up of the new chemical factory and the operating expense of the Company during the rectification and relocation period.

We intend to continue to focus our efforts on the activities of SCHC, SYCI and DCHC as these segments continue to expand within the Chinese market.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2019 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19– Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, revenue recognition, income taxes, and stock-based compensation. These policies and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018..

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully review our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Readers should carefully review risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: May 13, 2019	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: May 13, 2019	By:	/s/ Min Li
Min Li
Chief Financial Officer