Form 10-Q
period 2019-06-30
GULF RESOURCES, INC.
filed 2019-08-14
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0005 par value	GURE	NASDAQ Global Select Market

As of July 19, 2019, the registrant had outstanding 47,583,072 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30, 2019 Unaudited	December 31, 2018 Audited
Current Assets
Cash	$160,354,069	$178,998,935
Accounts receivable	6,714,820	—
Inventories, net	453,664	—
Prepayments and deposits	1,364,457	8,096,636
Prepaid land leases	176,264	235,459
Other receivable	10,886	12,506
Total Current Assets	169,074,160	187,343,536
Non-Current Assets
Property, plant and equipment, net	121,296,991	82,282,630
Finance lease right-of use assets	184,875	250,757
Operating lease right-of –use assets	9,198,933	—
Prepaid land leases, net of current portion	9,077,501	9,639,009
Deferred tax assets	20,731,267	19,030,858
Total non-current assets	160,489,567	111,203,254
Total Assets	$329,563,727	$298,546,790

Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$27,360,782	$905,258
Retention payable	2,006,764	332,416
Taxes payable-current	1,954,023	1,188,687
Finance lease liability, current portion	132,178	197,480
Operating lease liabilities, current portion	474,363	—
Total Current Liabilities	31,928,110	2,623,841
Non-Current Liabilities
Finance lease liability, net of current portion	1,933,958	2,069,545
Operating lease liabilities, net of current portion	7,859,840	—
Total Non-Current Liabilities	$9,793,798	$2,069,545
Total Liabilities	$41,721,908	$4,693,386

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,812,221 and 47,502,940 shares issued; and 47,583,072 and 46,803,791 shares outstanding as of June 30, 2019 and December 31, 2018	$23,904	$23,525
Treasury stock; 229,149 and 249,149 shares as of June 30, 2019 and December 31, 2018 at cost	(510,329)	(554,870)
Additional paid-in capital	95,043,388	95,020,808
Retained earnings unappropriated	179,966,601	185,608,445
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	(10,915,289)	(10,478,048)
Total Stockholders’ Equity	287,841,819	293,853,404
Total Liabilities and Stockholders’ Equity	$329,563,727	$298,546,790

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018

NET REVENUE
Net revenue	$6,009,409	$4,594	$6,047,979	$2,251,861

OPERATING INCOME (EXPENSE)
Cost of net revenue	(2,990,330)	(7)	(3,026,737)	(1,241,816)
Sales, marketing and other operating expenses	(6,613)	(21,025)	(6,613)	(55,999)
Direct labor and factory overheads incurred during plant shutdown	(2,875,285)	(5,689,486)	(7,168,307)	(11,385,005)
General and administrative expenses	(1,335,347)	(1,125,683)	(3,440,518)	(4,697,628)
	(7,207,575)	(6,836,201)	(13,642,175)	(17,380,448)

LOSS FROM OPERATIONS	(1,198,166)	(6,831,607)	(7,594,196)	(15,128,587)

OTHER INCOME (EXPENSE)
Interest expense	(38,396)	(43,185)	(77,220)	(86,529)
Interest income	132,873	178,678	268,452	348,156
LOSS BEFORE TAXES	(1,103,689)	(6,696,114)	(7,402,964)	(14,866,960)

INCOME TAX BENEFIT	365,983	1,883,241	1,761,120	3,076,987
NET LOSS	$(737,706)	$(4,812,873)	$(5,641,844)	$(11,789,973)

COMPREHENSIVE LOSS:
NET LOSS	$(737,706)	$(4,812,873)	$(5,641,844)	$(11,789,973)
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	(6,603,591)	(20,586,976)	(437,241)	(4,638,065)
COMPREHENSIVE LOSS	$(7,341,297)	$(25,399,849)	$(6,079,085)	$(16,428,038)

LOSS PER SHARE:
BASIC	$(0.02)	$(0.10)	$(0.12)	$(0.25)
DILUTED	$(0.02)	$(0.10)	$(0.12)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	47,214,075	46,803,791	47,068,417	46,803,791
DILUTED	47,214,075	46,803,791	47,068,417	46,815,089

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2019
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	loss	Total

BALANCE AT MARCH 31, 2019 (Unaudited)	47,149,909	46,920,760	229,149	$23,573	$(510,329)	$94,997,819	$180,704,307	$24,233,544	$(4,311,698)	$295,137,216
Translation adjustment	—	—	—	—		—	—	—	(6,603,591)	(6,603,591)
Issuance of stock options to employees				—		45,900	—	—	—	45,900
Cashless exercise of stock options	662,312	662,312	—	331	—	(331)	—	—-	—	—
Net loss for three-month period ended June 30, 2019	—	—	—	—	—	—	(737,706)	—	—	(737,706)
BALANCE AT JUNE 30, 2019 (Unaudited)	47,812,221	47,583,072	229,149	$23,904	$(510,329)	$95,043,388	$179,966,601	$24,233,544	$(10,915,289)	$287,841,819

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	(loss) income	Total

BALANCE AT MARCH 31 , 2018(Unaudited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$248,595,331	$24,233,544	$24,111,869	$390,934,007
Translation adjustment	—	—	—	—		—	—	—	(20,586,976)	(20,586,976)
Net loss for three-month period ended June 30, 2018	—	—	—	—	—	—	(4,812,873)	—	—	(4,812,873)
Transfer to statutory common reserve fund	—	—	—	—	—	—	—	—	—	—
BALANCE AT JUNE 30, 2018 (Unaudited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$243,782,458	$24,233,544	$3,524,893	$365,534,158

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	loss	Total

BALANCE AT DECEMBER 31, 2018 (Audited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$95,020,808	$185,608,445	$24,233,544	$(10,478,048)	$293,853,404
Translation adjustment	—	—	—	—		—	—	—	(437,241)	(437,241)
Common stock issued for services		20,000	(20,000)	—	44,541	(22,941)	—	—	—	21,600
Cashless exercise of stock options	759,281	759,281	—	379	—	(379)	—	—-	—	—
Issuance of stock options to employees						45,900				45,900
Net loss for six-month period ended June30, 2019	—	—	—	—	—	—	(5,641,844)	—	—	(5,641,844)
BALANCE AT JUNE30, 2019 (Unaudited)	47,812,221	47,583,072	229,149	$23,904	$(510,329)	$95,043,388	$179,966,601	$24,233,544	$(10,915,289)	$287,841,819

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	(loss) income	Total

BALANCE AT DECEMBER 31, 2017 (Audited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$255,572,431	$24,233,544	$8,162,958	$381,962,196
Translation adjustment	—	—	—	—		—	—	—	(4,638,065)	(4,638,065)
Net loss for six-month period ended June 30, 2018	—	—	—	—	—	—	(11,789,973)	—	—	(11,789,973)
Transfer to statutory common reserve fund	—	—	—	—	—	—	—	—	—	—
BALANCE AT JUNE 30, 2018 (Unaudited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$243,782,458	$24,233,544	$3,524,893	$365,534,158

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,641,844)	$(11,789,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest on finance lease obligation	76,940	86,214
Amortization of prepaid land leases	—	294,676
Depreciation and amortization	6,964,880	9,511,515
Unrealized exchange gain on inter-company balances	(44,427)	(345,086)
Deferred tax asset	(1,761,118)	(3,076,986)
Common stock issued for services	21,600	—
Issuance of stock options to employee	45,900	—
Changes in assets and liabilities:
Accounts receivable	(6,775,954)	25,720,587
Inventories	(457,780)	1,039,959
Prepayments and deposits	(17,037)	(61,251)
Other receivables	1,631	(11,289)
Payable and accrued expenses	321,706	(256,603)
Retention payable	—	(312,429)
Taxes payable	768,072	592,979
Operating lease	(268,620)	—
Net cash (used in) provided by operating activities	(6,766,051)	21,392,313

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	—	(693,198)
Purchase of property, plant and equipment	(11,501,738)	(10,333,721)
Net cash used in investing activities	(11,501,738)	(11,026,919)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(275,506)	(294,295)
Net cash used in financing activities	(275,506)	(294,295)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(101,571)	(3,001,994)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,644,866)	7,069,105
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	178,998,935	208,906,759
CASH AND CASH EQUIVALENTS - END OF PERIOD	$160,354,069	$215,975,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$8,241,818	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Property,plant and equipment included in Payable and other accrued expense and Retention payable	$28,094,696	$—
Par value of common stock issued upon cashless exercise of options	$379	$—

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

In the opinion of management, the unaudited financial information for the three and six months ended June 30, 2019 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s 2018 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(b)        Nature of Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC") and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (b)(iii)).

(i) Bromine and Crude Salt Segments

On September 1, 2017, the Company received notification from the Government of Yangkou County, Shouguang City of PRC that production at all its factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements.

The Company worked closely with the county authorities to develop rectification plans for both its bromine and crude salt businesses and agreed on a plan in October 2017. In the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018 recorded in the plant, property and equipment in the consolidated balance sheet. No such costs were incurred in the three-month and six-month periods ended June 30, 2019 and the Company does not expect to incur any additional capital expenditure in the rectification of its bromine and crude salt factories in respect of meeting the county's new safety and environmental protection requirement.

In the first quarter of 2018, six out of its ten bromine factories completed their rectification process within factory areas (i.e. excluding crude salt field area) and were approved and scheduled for production commencement by April 2018 as verbally indicated by the local government. The remaining four factories were still undergoing rectification at that time. Three factories (Factory no. 3, Factory no. 4 and Factory no. 11) had to be demolished in September 2018 as required by the government and rectification for Factory no. 10 was completed in November 2018.

In 2018, the Shandong Provincial government required the local government to conduct “four rating and one comprehensive evaluation” for all of the chemical companies within its jurisdiction. This has delayed the production commencement schedule of the six bromine and crude salt factories in which rectification work was completed. On June 29 2018, the Company received a formal notice (dated June 25, 2018) jointly issued by various provincial government agencies in Shandong Province (the “Notice”) forwarded by the Weifang City Special Operations Leading Group Office of Safe Production, Transformation and Upgrading of Chemical Industry. In the Notice, the provincial government agencies set forth further requirements and procedures covering the following four aspects for the chemical industrial enterprises: project approval, planning approval, land use rights approval and environmental protection assessment approval. Those standards and procedures apply to all chemical industrial enterprises in Shandong Province including the Company’s bromine plants that have not completed project approval procedures, planning approval procedures, land use rights approval procedures and environmental protection assessment procedures. The Company believes that the government will not grant approval to the Company to allow its bromine and crude salt plants to resume operations until the Company has fully complied with the aforesaid rules set forth in the Notice.

The Shouguang City Bromine Association, on behalf of all the bromine plants in Shouguang, has started discussions with the local government agencies. The local governmental agencies confirmed the facts that their initial requirements for the bromine industry did not include the project approval, the planning approval and the land use rights approval and that those three additional approvals were new requirements of the provincial government. The Company understood from the local government that it has been coordinating with several government agencies to solve these three outstanding approval issues in a timely manner and that all the affected bromine plants are not allowed to commence production prior to obtaining those approvals. In April 2019, Factory No.1, Factory No.5 and Factory No.7 (Factory no. 5 is considered part of Factory no.7 and both are managed as one factory since 2010) restarted operations upon receipt of verbal notification from local government of Yangkou County. On May 7, 2019, the Company renamed its Subdivision Factory No. 1 to Factory No. 4; and Factory No. 5 (which was previously considered part of Factory No. 7) to Factory No. 7.

The Company is not certain when the issuance of the approval documents will be effected. The Company believes that this is another step by the government to improve the environment. It further believes the goal of the government is not to close all plants, but rather to codify the regulations related to project approval, land use, planning approval and environmental protection assessment approval so that illegal plants are not able to open in the future and so that plants close to population centers do not cause serious environmental damage. In addition, the Company believes that the Shandong provincial government wants to assure that each of its regional and county governments has applied the Notice in a consistent manner.

The Company believes the issues related to the remaining five bromine and crude salt factories which have passed inspection are almost resolved. The Company is actively working with the local government to obtain the documentation for approval of project, planning, land use rights and environmental protection evaluation.

(ii) Chemical Segment

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

The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation costs comprising prepaid land lease and professional fees related to the design of the new chemical factory in the amount of $10,925,081, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

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

(iii) Natural Gas Segment

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying.

(c)           Allowance for Doubtful Accounts

As of June 30, 2019 and December 31, 2018, There were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month and six-month periods ended June 30, 2019 and 2018.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $160,354,069 and $178,998,935 with these institutions as of June 30, 2019 and December 31, 2018, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and extends credit terms as and when appropriate.

As of June 30, 2019, there were no accounts receivable balance outstanding for more than 90 days and approximately $0.3 million was settled in July 2019. As of December 31, 2018, there were no accounts receivable balances as they were all collected in the year ended December 31, 2018.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Property, plant and equipment under the finance lease are depreciated over their expected useful lives on the same basis as owned assets, or where shorter, the term of the lease, which is 20 years.

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $292,800 and $301,657 for the three-month period ended June 30, 2019 and 2018, respectively, and totaled $603,737 and $604,075 for the six-month period ended June 30, 2019 and 2018, respectively.

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

JUNE 30, 2019

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

For the three and six months period ended June 30, 2019 and 2018, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 169,905 and 89,684 shares for the three-month period ended June 30, 2019 and 2018, respectively, and amounted to 253,948 and 82,649 shares for the six-month period ended June 30, 2019 and 2018, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Basic and Diluted Earnings per Share of Common Stock – Continued

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
Numerator
Net loss	$(737,706)	$(4,812,873)	$(5,641,844)	$(11,789,973)

Denominator
Basic: Weighted-average common shares outstanding during the period	47,214,075	46,803,791	47,068,417	46,803,791
Add: Dilutive effect of stock options				11,298
Diluted	47,214,075	46,803,791	47,068,417	46,815,089

Net loss per share
Basic	$(0.02)	$(0.10)	$(0.12)	$(0.25)
Diluted	$(0.02)	$(0.10)	$(0.12)	$(0.25)

(j)           Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated other comprehensive loss. The statement of loss and comprehensive loss is translated at average rate during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net loss for the reporting periods as part of general and administrative expense. The statement of cash flows is translated at average rate during the reporting period, with the exception of the consideration paid for the acquisition of business which is translated at historical rates.

(k)           Foreign Operations

All of the Company’s operations and assets are located in PRC.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

(l)           Exploration Costs

Exploration costs, which included the cost of researching appropriate places to drill wells and the cost of well drilling in search of potential natural brine or other resources, are charged to the loss statement as incurred. Once the commercial viability of a project has been confirmed, all subsequent costs are capitalized.

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

(o)           New Accounting Pronouncements

Recent accounting pronouncements adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows an entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The Company elected the available practical expedients. As a result of the adoption of this standard, the Company recognized operating lease ROU assets of $9,198,933, operating lease liabilities of $8,334,203, and the remaining balance in the, prepaid land lease and cash in the condensed consolidated financial statements as of June 30, 2019 with no cumulative-effect adjustment to retained earnings as of January 1, 2019.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	June 30, 2019	December 31, 2018

Raw materials	$17,880	$—
Finished goods	435,784	65,169
Allowance for obsolete and slow-moving inventory	—	(65,169)
	$453,664	—

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

In December 2017, the Company paid a one lump sum upfront amount of $9,250,091 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate is being processed by the government and the commencement date of the lease will be known upon completion of the application process. Since the construction plan of the factory at Bohai is still in the process of being approved by the government and the lease term of the land has not commenced, the Company classified the lease payment in prepaid land lease instead of Right-of –use assets. No amortization of this prepaid land lease was recorded as of June 30, 2019.

During the three-month period ended June 30, 2018, amortization of prepaid land lease totaled $150,579 was recorded as direct labor and factory overheads incurred during plant shutdown.

During the six-month period ended June 30, 2018, amortization of prepaid land lease totaled $294,676 was recorded as direct labor and factory overheads incurred during plant shutdown.

For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates cover a total of approximately 38.6 square kilometers of aggregate carrying value of $599,747 as at December 31, 2018 and the parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $8,693,886 as at June 30, 2019.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2019	December 31, 2018
At cost:
Mineral rights	$2,805,348	$2,809,977
Buildings	60,766,201	60,866,462
Plant and machinery	201,039,726	161,178,816
Motor vehicles	6,219	6,230
Furniture, fixtures and office equipment	3,283,592	3,289,010
Construction in process	12,352,571	6,535,808
Total	280,253,657	234,686,303
Less: Accumulated depreciation and amortization	(141,263,815)	(134,681,628)
Impairment	(17,692,851)	(17,722,045)
Net book value	$121,296,991	$82,282,630

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $20,882,068 and $20,409,998 as at June 30, 2019 and December 31, 2018, respectively.

During the three-month period ended June 30, 2019, depreciation and amortization expense totaled $3,586,272 of which $2,019,128, $222,444 and $1,344,700 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the six-month period ended June 30, 2019,depreciation and amortization expense totaled $6,898,179 of which $5,086,024, $447,274 and $1,364,881 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

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

NOTE 5 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	June 30, 2019	December 31, 2018
At cost:
Buildings	$119,701	$119,899
Plant and machinery	2,189,762	2,193,375
Total	2,309,463	2,313,274
Less: Accumulated depreciation and amortization	(2,124,588)	(2,062,517)
Net book value	$184,875	$250,757

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and six months period ended June 30, 2019, depreciation and amortization expense totaled $1,360 and $66,701, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and six months period ended June 30, 2018, depreciation and amortization expense totaled $69,115 and $138,397, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT–OF USE ASSETS

As of June 30, 2019, the total operating lease ROU assets was $9,198,933. The total operating lease cost for the three-month period ended June 30, 2019 and 2018 was $225,022 and $283,051.

The total operating lease cost for the six-month period ended June 30, 2019 and 2018 was $452,241 and $564,664.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $8,693,886 as at June 30, 2019.

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
Accounts payable	$389,780	$—
Salary payable	209,645	241,343
Social security insurance contribution payable	119,523	140,326
Other payable-related party (see Note 8)	45,373	90,900
Accrued expense-construction	26,250,327	104,246
Accrued expense-others	346,134	328,443
Total	$27,360,782	$905,258

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month period ended June 30, 2019, the Company borrowed a sum of $60,000 from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amount due to Jiaxing Lighting was unsecured, interest free and repayable on demand and was fully settled in the three-month period ended June 30, 2019. There was no balance owing to Jiaxing Lighting as of June 30, 2019 and December 31, 2018.

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $90,474 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three and six months ended June 30, 2019 was approximately $22,687 and $45,849.The expense associated with this agreement for the three and six months ended June 30, 2018 was approximately $24,500 and $49,000.

NOTE 9 – TAXES PAYABLE

Taxes payable relates to land use tax payable of $1,556,870 and value-added tax and other tax payables of $397,153 as of June 30, 2019 and land use tax payable of $1,188,687 as of December 31, 2018.

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	June 30,	December 31,
	Interest rate	2019	2018
Total finance lease liability	6.7%	$2,066,136	$2,267,025
Less: Current portion		(132,178)	(197,480)
Finance lease liability, net of current portion		$1,933,958	$2,069,545

Interest expenses from capital lease obligations amounted to $38,281 and $43,055 for the three-month period ended June 30, 2019 and 2018, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $76,940 and $86,214 for the six-month period ended June 30, 2019 and 2018, respectively, which were charged to the condensed consolidated statement of income (loss).

The components of operating lease liabilities as follows:

	Imputed	June 30,	December 31,
	Interest rate	2019	2018
Total Operating lease liabilities	4.89%	$8,334,203	$—
Less: Current portion		(474,363)	—
Operating lease liabilities, net of current portion		$7,859,840	$—

The weighted average remaining operating lease term at June 30, 2019 was 23 years and the weighted average discounts rate was 4.89%.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$273,028	$784,297
the next 13 to 24 months	273,028	795,148
the next 25 to 36 months	273,028	646,720
the next 37 to 48 months	273,028	650,453
the next 49 to 60 months	273,028	651,439
thereafter	1,638,174	11,679,069
Total	3,003,314	15,207,126
Less: Amount representing interest	(937,178)	(6,872,923)
Present value of net minimum lease payments	$2,066,136	$8,334,203

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 11 ––EQUITY

Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2019 for SCHC, SYCI and DCHC is 46%, 14% and 0% of its registered capital respectively.

NOTE 12 – TREASURY STOCK

In January 2019, the Company issued 20,000 shares of common stock from the treasury shares to one of its consultants. The shares were valued at the closing market price on the date of the agreement and recorded as general and administrative expense in the condensed consolidated statement of loss and comprehensive loss for the six months ended June 30, 2019. The shares issued were deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price was charged to additional paid-in-capital.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of June 30, 2019, the number of shares of the Company’s common stock available for issuance under the Plan is 4,895,989.

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

On April 01, 2019, the Company granted to one employee staff options to purchase 150,000 shares of the Company’s common stock, at an exercise price of $0.91 per share and the options vested immediately. The options were valued at $45,900 fair value, with assumed 45.26% volatility, a four-year expiration term with an expected tenor of 1.60 years, a risk free rate of 2.37% and no dividend yield.

The following table summarizes all Company stock option transactions between January 1, 2019 and June 30, 2019.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2019	2,518,000	$0.97	$0.71 - $4.80
Granted and vested during the period ended June 30, 2019	150,000	$0.91	$0.91
Exercised during the period ended June 30, 2019	(1,897,000)	$0.73	$0.73
Expired during the period ended June 30, 2019	(40,500)	$2.61	$2.61
Balance, June 30, 2019	730,500	$1.48	$0.71 - $2.55

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at June 30, 2019	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	730,500	$0.71 - $2.55	1.95

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2019 was $8,610.

During the three months ended June 30, 2019, 662,312 shares of common stock were issued upon cashless exercise of 1,652,000 options.

During the six months ended June 30, 2019, 759,281 shares of common stock were issued upon cashless exercise of 1,897,000 options.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2019 was $808,014. There was no option exercised during the three months ended June 30, 2018.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 was $922,429. There was no option exercised during the six months ended June 30, 2018.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2019 and 2018, and management believes that its earnings are permanently invested in the PRC.

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

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2019 and 2018.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and six-month periods ended June 30, 2019 and 2018.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2019 and 2018 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of June 30, 2019 and December 31, 2018, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $230,022,318 and $240,563,868, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2019 and December 31, 2018, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of June 30, 2019 and December 31, 2018, the unrecognized WHT are $10,510,400 and $11,035,843, respectively.

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

The components of the provision for income tax benefit from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
Current taxes – PRC	$—	$—	$—	$—
Deferred taxes – PRC	(365,983)	(1,883,241)	(1,761,120)	(3,076,987)
	$(365,983)	$(1,883,241)	$(1,761,120)	$(3,076,987)

NOTE 14 – INCOME TAXES – Continued

The effective income tax rate differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2019	2018	2019	2018
Statutory income tax rate	25%	25%	25%	25%
Non-taxable income,(Non-deductible expense) and change in valuation allowance	8%	3%	(1%)	(4%)
Effective tax rate	33%	28%	24%	21%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$16,292
Impairment on property, plant and equipment	3,525,701	3,696,332
Impairment on prepaid land lease	838,671	840,284
Exploration costs	1,810,977	1,813,965
Compensation costs of unexercised stock options	171,672	194,016
PRC tax losses	14,555,918	12,663,985
US federal net operating loss	486,290	119,000
Total deferred tax assets	21,389,229	19,343,874
Valuation allowance	(657,962)	(313,016)
Net deferred tax asset	$20,731,267	$19,030,858

The increase in valuation allowance for the three-month period ended June 30, 2019 is $330,005.

The increase in valuation allowance for the three-month period ended June 30, 2018 is $28,499.

The increase in valuation allowance for the six-month period ended June 30, 2019 is $344,946.

The increase in valuation allowance for the six-month period ended June 30, 2018 is $55,595.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2019 and December 31, 2018.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS

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

Three-Month Period Ended June 30, 2019	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$5,751,164	$245,079	$—	$13,166	$6,009,409	$—	$6,009,409
Net revenue (intersegment)
Income(loss) from operations before income tax benefit	(36,713)	(828,736)	(656,424)	(61,401)	(1,583,274)	385,108	(1,198,166)
Income tax benefit	9,540	215,360	141,083	—	365,983	—	365,983
Income(loss) from operations after income tax benefit	(27,173)	(613,376)	(515,341)	(61,401)	(1,217,291)	385,108	(832,183)
Total assets	169,870,183	29,241,474	128,641,174	1,773,689	329,526,520	37,207	329,563,727
Depreciation and amortization	2,476,960	958,352	116,240	36,080	3,587,632	—	3,587,632
Capital expenditures	10,857,541	644,197	—	—	11,501,738	—	11,501,738

Three-Month Period Ended June 30, 2018	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$—	$4,594	$—	$4,594	$—	$4,594
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(5,577,272)	(1,731,592)	(727,595)	(45,295)	(8,081,754)	1,250,147	(6,831,607)
Income tax benefit	1,579,514	240,367	63,360	—	1,883,241	—	1,883,241
Income (loss) from operations after income tax benefit	(3,997,758)	(1,491,225)	(664,235)	(45,295)	(6,198,513)	1,250,147	(4,948,366)
Total assets	138,510,016	47,572,477	182,669,040	2,011,378	370,762,911	80,818	370,843,729
Depreciation and amortization	4,018,318	611,499	124,167	—	4,753,984	—	4,753,984
Capital expenditures	7,813,714	1,189,075	1,192,963	16,259	10,212,011		10,212,011
Goodwill	—	—	29,010,218	—	29,010,218	—	29,010,218

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2019	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$5,751,164	$245,079	$—	$51,736	$6,047,979	$—	$6,047,979
Net revenue (intersegment)
Loss from operations before income tax benefit	(3,661,727)	(2,240,545)	(1,329,974)	(103,384)	(7,335,630)	(258,566)	(7,594,196)
Income tax benefit	906,887	568,312	285,921	—	1,761,120	—	1,761,120
Loss from operations after income tax benefit	(2,754,840)	(1,672,233)	(1,044,053)	(103,384)	(5,574,510)	(258,566)	(5,833,076)
Total assets	169,870,183	29,241,474	128,641,174	1,773,689	329,526,520	37,207	329,563,727
Depreciation and amortization	4,595,037	2,063,460	233,628	72,755	6,964,880	—	6,964,880
Capital expenditures	10,857,541	644,197	—	—	11,501,738	—	11,501,738

Six-Month Period Ended June 30, 2018	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$1,638,493	$613,368	$—	$2,251,861	$—	$2,251,861
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(11,167,828)	(2,539,475)	(1,402,366)	(80,950)	(15,190,619)	62,032	(15,128,587)
Income tax benefit	2,970,666	442,338	(336,017)	—	3,076,987	—	3,076,987
Income (loss) from operations after income tax benefit	(8,197,162)	(2,097,137)	(1,738,383)	(80,950)	(12,113,632)	62,032	(12,051,600)
Total assets	138,510,016	47,572,477	182,669,040	2,011,378	370,762,911	80,818	370,843,729
Depreciation and amortization	7,738,030	1,524,850	248,635	—	9,511,515	—	9,511,515
Capital expenditures	7,906,888	1,203,254	1,192,963	30,616	10,333,721		10,333,721
Goodwill	—	—	29,010,218	—	29,010,218	—	29,010,218

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2019	2018	2019	2018
Total segment operating loss	$(1,583,274)	$(8,081,754)	$(7,335,630)	$(15,190,619)
Corporate costs	(162,547)	(153,791)	(302,993)	(283,054)
Unrealized gain on translation of intercompany balance	547,655	1,403,938	44,427	345,086
Loss from operations	(1,198,166)	(6,831,607)	(7,594,196)	(15,128,587)
Other income, net of expense	94,477	135,493	191,232	261,627
Loss before taxes	$(1,103,689)	$(6,696,114)	$(7,402,964)	$(14,866,960)

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2019.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,360	$72	$—	$1,432	23.9%
2	Shouguang Weidong Chemical Company Limited	$1,100	$70	$—	$1,170	19.5%
3	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$1,039	$102	$—	$1,141	19%
4	Shandong shouguang shenrunfa ocean Chemical Company Limited	$772	$—	$—	$772	12.9%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2019.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,360	$72	$—	$1,432	23.9%
2	Shouguang Weidong Chemical Company Limited	$1,100	$70	$—	$1,170	19.5%
3	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$1,039	$102	$—	$1,141	19%
4	Shandong shouguang shenrunfa ocean Chemical Company Limited	$772	$—	$—	$772	12.9%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2018.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$—	$534	$155	$689	30.6%
2	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$—	$670	$—	$670	29.8%
3	Shouguang Weidong Chemical Company Limited	$—	$435	$—	$435	19.3%

NOTE 16– CUSTOMER CONCENTRATION

During the six-month period ended June 30, 2019, the Company sold 84% of its products to its top five customers, respectively. As of June 30, 2019, amounts due from these customers were $5,663,578. During the six-month period ended June 30, 2018, the Company sold 89% of its products to its top five customers, respectively. As of June 30, 2018, amounts due from these customers were $4,650,250. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 17– MAJOR SUPPLIERS

During the six-month period ended June 30, 2019, the Company purchased 100% of its raw materials from its top five suppliers.  As of June 30, 2019, amounts due to those suppliers were $389,780. During the six-month period ended June 30, 2018, the Company did not purchase any raw materials.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2019 and December 31, 2018.

NOTE 19 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of June 30, 2019:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$90,747	$25,996,209
the next 13 to 24 months	90,747	—
the next 25 to 36 months	90,747	—
the next 37 to 48 months	90,747	—
Total	$362,988	$25,996,209

NOTE 20 – SUBSEQUENT EVENTS

On August 11, 2019, Typhoon Lekima landed in Shandong Province. Shouguang City in Shandong, where the bromine and crude salt factories of the Company are located, were also affected by this Typhoon. The Company believes that all of its factories may have sustained different levels of damage. As soon as the flood water recedes, the Company will assess the extent of the loss on its factories.

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

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2019 and 2018.

Comparison of the Three-Month Period Ended June 30, 2019 and 2018

	Three-Month Period Ended June 30, 2019	Three-Month Period Ended June 30, 2018	Percent Change Increase/ (Decrease)
Net revenue	$6,009,409	$4,594	130710%
Cost of net revenue	(2,990,330)	(7)	42718900%
Gross profit	3,019,079	4,587	65718%
Sales, marketing and other operating expenses	(6,613)	(21,025)	(69%)
Research and development costs		—
Direct labor and factory overheads incurred during plant shutdown	(2,875,285)	(5,689,486)	(49%)
General and administrative expenses	(1,335,347)	(1,125,683)	19%
Loss from operations	(1,198,166)	(6,831,607)	(82%)
Other income	94,477	135,493	(30%)
Loss before taxes	(1,103,689)	(6,696,114)	(84%)
Income tax benefit	365,983	1,883,241	(81%)
Net loss	$(737,706)	$(4,812,873)	(85%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2019 as compared to the same period in 2018:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase (Decrease)
	June 30, 2019		June 30, 2018		of Net Revenue
Segment		% of total		% of total
Bromine	$5,751,164	95.7%	—	—	NA
Crude Salt	245,079	4.1%	—	—	NA
Chemical Products	—	—	4,594	100%	(100%)
Natural Gas	13,166	0.2%	—	—	—
Total sales	$6,009,409	100%	$4,594	100%	130710%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2019	June 30, 2018	Increase
Bromine (excluding volume sold to SYCI)	1,299	—	NA
Crude Salt	9,827	—	NA

	Three-Month Period Ended		Percentage Change
Natural gas segments product sold in cubic metre	June 30, 2019	June 30, 2018
Natural Gas	89,699	—	—

Bromine and Crude salt segments

Net revenue from our bromine and crude salt segments increased to $5,751,164 and $245,079 for the three-month period ended June 30, 2019 compared to $0 for the same period in 2018. This is because the Company resumed production in Factory No.1 and Factory No. 7 in April 2019 after it received a verbal notification from the government approving it to start production in these two factories

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	June 30, 2019		June 30, 2018		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$—	—	$—	—	—
Paper manufacturing additives	—	—	—	—	—
Pesticides manufacturing additives	—	—	—	—	—
Pharmaceutical intermediates	—	—	—	—	—
By product	—	—	—	—	—
Raw materials	—	—	4,594	100%	(100%)
Total sales	$—	—	$4,594	100%	(100%)

For the three-month period ended June 30, 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. For the three-month period ended June 30, 2018, we only sold raw materials in the amount of $4,594 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. We are setting up a new factory in Bohai Park. As a result, there were no chemical products for sale for the three-month period ended June 30, 2019.

Natural gas segment

For the three-month period ended June 30, 2019, the net revenue for the natural gas was $13,166. We commenced natural gas trial production in January 2019.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2019		June 30, 2018		Net Revenue
Segment		% of total		% of total
Bromine	$2,717,808	91%	$—	—	—
Crude Salt	258,641	8.5%	—	—	—
Chemical Products	—	—	7	100%	(100%)
Natural Gas	13,881	0.5%	—	—	—
Total	$2,990,330	100%	$7	100%	42718900%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. The increase in cost of revenue in the three-month period ended June 30, 2019 of $2,990,330 compared to none incurred in the same period in 2018 was because of sale of goods from two factories which resumed production in April 2019.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2018	42,808	—
Three-month period ended June 30, 2019	31,506	18%
Variance of the three-month period ended June 30, 2019 and 2018	(11,302)	—

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

The annual production capacity in the three-months period ended June 30 2019 decreased by 11,302 tonnes to 31,506 tonnes because of the closure of Factory numbers 3,4 and 11 in September 2018.

Our utilization ratio was 18% for the three-month period ended June 30, 2019 as only two factories resumed operations in April 2019.

Bromine segment

For the three-month period ended June 30, 2019 the cost of net revenue for the bromine segment was $2,717,808.

Crude salt segment

For the three-month period ended June 30, 2019 the cost of net revenue for the crude salt segment was $258,641.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2019 was $0 due to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in Bohai Park. As a result there were no chemical products for sale for the three-month period ended June 30, 2019.

Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2018 was $7. We only sold raw materials in the amount of $4,594 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there were no chemical products in inventory for sale for the three-month period ended June 30, 2018.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended June 30, 2019 was $13,881.

Gross Profit. Gross profit was $3,019,079 or 50%, of net revenue for three-month period ended June 30, 2019 compared to $4,587 of net revenue for the same period in 2018.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2019		June 30, 2018		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$3,033,356	53%	$—	—	53%
Crude Salt	(13,562)	(6%)	—	—	(6%)
Chemical Products	—	—	4,587	100%	(100%)
Natural Gas	(715)	—	—	—	—
Total Gross Profit	$3,019,079	50%	$4,587	100%	50%

Bromine segment

For the three-month period ended June 30, 2019, the gross profit margin for our bromine segment was 53% .

Crude salt segment

For the three-month period ended June 30, 2019, the gross loss margin for our crude salt segment was 6%

Chemical products segment

For the three-month period ended June 30, 2018, the gross profit margin for our chemical segment was 100% because the goods sold was raw materials in which we had recorded a 100% allowance for obsolescence in the fiscal year 2017.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $2,875,285 and $5,689,486 incurred for the three-month period end June 30, 2019 and 2018, respectively, which would have been presented in the cost of net revenue were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $1,335,347 for the three-month period ended June 30, 2019, an increase of $209,664 as compared to $1,125,683 for the same period in 2018.

Income (loss) from Operations Loss from operations was $1,198,166 for the three-month period ended June 30, 2019, compared to an income of $6,831,607 in the same period in 2018.

	Loss from Operations by Segment
	Three-Month Period Ended June 30, 2019		Three-Month Period Ended June 30, 2018
Segment:		% of total		% of total
Bromine	$(36,713)	2%	$(5,577,272)	69%
Crude Salt	(828,736)	52%	(1,731,592)	21%
Chemical Products	(656,424)	42%	(727,595)	9%
Natural Gas	(61,401)	4%	(45,295)	1%
Loss from operations before corporate costs	(1,583,274)	100%	(8,081,754)	100%
Corporate costs	(162,547)		(153,791)
Unrealized gain on translation of Intercompany balance	547,655		1,403,938
Loss from operations	$(1,198,166)		$(6,831,607)

Bromine segment

Loss from operations from our bromine segment was $36,713 for the three-month period ended June 30, 2019, compared to loss from operations of $5,577,272 in the same period in 2018. This decrease in loss is due to the sale of goods produced in Factory no. 1 and Factory no. 7 which resumed production in April 2019.

Crude salt segment

Loss from operations from our crude salt segment was $828,736 for the three-month period ended June 30, 2019, compared to loss from operations of $1,731,592 in the same period in 2018. The decrease in loss from operations is due to the sale of goods produced in Factory no. 1 and Factory no. 7 which resumed production in April 2019.

Chemical products segment

Loss from operations from our chemical products segment was $656,424 for the three-month period ended June 30, 2019, compared to loss from operations of $727,595 in the same period in 2018.

Natural gas segment

Loss from operations from our natural gas segment was $61,401 for the three-month period ended June 30, 2019.

Other Income, Net Other income, net of $94,477 represented bank interest income, net of capital lease interest expense for the three -month period ended June 30, 2019, an decrease of $41,016 (or approximately 30%) as compared to the same period in 2018.

Net Income (loss) Net loss was $737,706 for the three-month period ended June 30, 2019, compared to an net loss of $4,812,873 in the same period in 2018.

Effective Tax Rate Our effective income tax benefit rate for the three-month period ended June 30, 2019 and 2018 were 33% and 28% respectively. The effective tax rate for the three-month period ended June 30, 2019 was 8% higher than the PRC statutory income tax rate of 25% mainly due to non-taxable items in connection with the unrealized exchange gain for the Company offset by non-deductible expense.

Comparison of the Six-Month Period Ended June 30, 2019 and 2018

	Six-Month Period Ended June 30, 2019	Six-Month Period Ended June 30, 2018	Percent Change Increase/ (Decrease)
Net revenue	$6,047,979	$2,251,861	169%
Cost of net revenue	(3,026,737)	(1,241,816)	144%
Gross profit	3,021,242	1,010,045	199%
Sales, marketing and other operating expenses	(6,613)	(55,999)	(88%)
Direct labor and factory overheads incurred during plant shutdown	(7,168,307)	(11,385,005)	(37%)
General and administrative expenses	(3,440,518)	(4,697,628)	(27%)
Loss from operations	(7,594,196)	(15,128,587)	(50%)
Other income	191,232	261,627	(27%)
Loss before taxes	(7,402,964)	(14,866,960)	(50%)
Income tax benefit	1,761,120	3,076,987	(43%)
Net loss	$(5,641,844)	$(11,789,973)	(52%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2019 as compared to the same period in 2018:

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Decrease
	June 30, 2019		June 30, 2018		of Net Revenue
Segment		% of total		% of total
Bromine	$5,751,164	95%	$—	—	NA
Crude Salt	245,079	4%	1,638,493	73%	(85%)
Chemical Products	—	—	613,368	27%	100%
Natural Gas	51,736	1%	—	—	NA
Total sales	$6,047,979	100%	$2,251,861	100%	169%

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2019	June 30, 2018	Increase(Decrease)
Bromine (excluding volume sold to SYCI)	1,299	—	100%
Crude Salt	9,827	41,580	(76%)

	Six-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	June 30, 2019	June 30, 2018	Decrease
Oil and gas exploration additives	—	—	—
Paper manufacturing additives	—	—	—
Pesticides manufacturing additives	—	14	(100%)
Pharmaceutical intermediate	—	—	—
By product	—	96	(100%)
Overall	—	110	—

	Three-Month Period Ended		Percentage Change
Natural gas segments product sold in cubic metre	June 30, 2019	June 30, 2018	Decrease
Natural Gas	349,900	—	—

Bromine segment

Net revenue from our crude salt segment increased to $5,751,164 for the six-month period ended June 30, 2019 compared to $0 for the same period in 2018.

Crude salt segment

Net revenue from our crude salt segment decreased to $245,079 for the six-month period ended June 30, 2019 compared $1,638,493 for the same period in 2018, The reason for the decrease in the second quarter in 2019 compared with the same period of last year is that the production of only two plants resumed in April 2019, Hence, there is limited amount of crude salt available for sale in the second quarter of 2019.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Six-Month Period Ended		Six-Month Period Ended		Change of
	June 30, 2019		June 30, 2018		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$	—	$—	—	—
Paper manufacturing additives		—	—	—	—
Pesticides manufacturing additives		—	98,200	16%	(100%)
Pharmaceutical intermediates		—	—	—	—
By product		—	154,666	25%	(100%)
Raw materials		—	360,502	59%	(100%)
Total sales	$	—	$613,368	100%	—

For the six-month period ended June 30, 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. For the six-month period ended June 30, 2018, the net revenue for the chemical products segment was $613,368 was from inventory on hand as of September 1, 2017. We are setting up a new factory in Bohai Park. As a result there were no chemical products for sale for the six-month period ended June 30, 2019.

Natural gas segment

For the six-month period ended June 30, 2019, the net revenue for the natural gas was $51,736.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2019		June 30, 2018		Net Revenue
Segment		% of total		% of total
Bromine	$2,717,808	90%	$—	—	—
Crude Salt	258,641	8%	697,488	56%	(63%)
Chemical Products	—	—	544,328	44%	(100%)
Natural Gas	50,288	2%	—	—	—
Total	$3,026,737	100%	$1,241,816	100%	144%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $3,026,737 for the six-month period ended June 30, 2018, an increase of $1,784,921 (or 144%) as compared to the same period in 2018 due to the sale of goods produced in Factory no. 1 and Factory no. 7 which resumed production in April 2019.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2018	42,808	—
Six-month period ended June 30, 2019	31,506	18%
Variance of the six-month period ended June 30, 2019 and 2018	(11,302)	—

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio was 18% for the six-month period ended June 30, 2019 .

Bromine segment

For the six-month period ended June 30, 2019 the cost of net revenue for the bromine segment was $2,717,808.

For the six-month period ended June 30, 2018, the cost of net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was no bromine in inventory for sale for the six-month period ended June 30, 2018.

Crude salt segment

For the six-month period ended June 30, 2019 the cost of net revenue for the crude salt segment was $258,641.The cost of net revenue for our crude salt segment for the six-month period ended June 30, 2018 was $697,488.

Chemical products segment

Cost of net revenue for our chemical products segment for the six-month period ended June 30, 2018 was $544,328.

Natural gas segment

Cost of net revenue for our natural gas segment for the six-month period ended June 30, 2019 was $50,288.

Gross Profit. Gross profit was $3,021,242, or 50%, of net revenue for six-month period ended June 30, 2019 compared to $1,010,045, or 45%, of net revenue for the same period in 2018.

	Gross Profit (Loss) by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2019		June 30, 2017		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$3,033,356	50%	$—	—	50%
Crude Salt	(13,562)	(0.2%)	941,005	57%	(57.2%)
Chemical Products	—	—	69,040	11%	(11%)
Natural Gas	1,448	3%	—	—	3%
Total Gross Profit	$3,021,242	50%	$1,010,045	45%	5%

Bromine segment

For the six-month period ended June 30, 2019, the gross profit margin for our bromine segment was 50%.

Crude salt segment

For the six-month period ended June 30, 2019 the gross loss margin for our crude salt segment was 0.2%.

Chemical products segment

For the six-month period ended June 30, 2018, the gross profit margin for our chemical segment was 11% because the goods sold was raw materials in which we had recorded a 100% allowance for obsolescence in the fiscal year 2017.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $7,168,307 and $11,385,005 incurred for the three-month period end June 30, 2019 and 2018, respectively, which would have been presented in the cost of net revenue were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $3,440,518 for the six-month period ended June 30, 2019, an decrease of $1,257,110 (or 26%) as compared to $4,697,628 for the same period in 2018.

Income (Loss) from Operations. Loss from operations was $7,594,196 for the six-month period ended June 30, 2018, compared to a loss of $15,128,587 in the same period in 2018.

	Income(Loss) from Operations by Segment
	Six-Month Period Ended June 30, 2019		Six-Month Period Ended June 30, 2018
Segment:		% of total		% of total
Bromine	$(3,661,727)	50%	$(11,167,828)	73%
Crude Salt	(2,240,545)	31%	(2,539,475)	17%
Chemical Products	(1,329,974)	18%	(1,402,366)	9%
Natural Gas	(103,384)	1%	(80,950)	1%
Loss from operations before corporate costs	(7,335,630)	100%	(15,190,619)	100%
Corporate costs	(302,993)		(283,054)
Unrealized gain on translation of intercompany balance	44,427		345,086
Loss from operations before taxes	$(7,594,196)		$(15,128,587)

Bromine segment

Loss from operations from our bromine segment was $3,661,727 for the six-month period ended June 30, 2019, compared to a loss of $11,167,828 in the same period in 2018.

Crude salt segment

Loss from operations from our crude salt segment was $2,240,545 for the six-month period ended June 30, 2019, compared to a loss of $2,539,475 in the same period in 2018.

Chemical products segment

Loss from operations from our chemical products segment was $1,329,974 for the six-month period ended June 30, 2019, compared to a loss of $1,402,366 in the same period in 2018.

Natural gas segment

Loss from operations from our natural gas segment was $103,384 for the six-month period ended June 30, 2019, compared to a loss of $80,950 in the same period in 2018.

Other Income, Net. Other income, net of $191,232 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2019, an decrease of $70,395 (or approximately 27%) as compared to the same period in 2018.

Net Income (Loss). Net loss was $5,641,844 for the six-month period ended June 30, 2019, compared to a net loss of $11,789,973 in the same period in 2018. This increase was attributable to Resume production and sales of two factories

Effective Tax Rate. Our effective income tax benefit rate for the six-month period ended June 30, 2019 and 2018 was 24% and 21%, respectively. The effective tax rate for the six-month period ended June 30, 2019 was 1% lower than the PRC statutory income tax rate of 25%, due to non-deductible expense, offset by non-taxable items. The effective tax benefit rate for the six-month period ended June 30, 2018 was 4% lower than the PRC statutory income tax rate of 25% mainly due to non-deductible expense offset by non-taxable item in connection with the unrealized exchange loss for the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, cash and cash equivalents were $160,354,069 as compared to $178,998,935 as of December 31, 2018. The components of this decrease of $18,644,866 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(6,766,051)	$21,392,313
Net cash used in investing activities	(11,501,738)	(11,026,919)
Net cash used in financing activities	(275,506)	(294,295)
Effects of exchange rate changes on cash and cash equivalents	(101,571)	(3,001,994)
Net (decrease) increase in cash and cash equivalents	$(18,644,866)	$7,069,105

For the six-month period ended June 30, 2019, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the six-month period ended June 30, 2019, cash flow used in operating activities of approximately $6.8 million was mainly due to a net loss of $5.6 million, an increase in accounts receivable of $6.8 million and inventories of $0.5 million, and a non-cash adjustment related to an increase in deferred tax assets of $1.8 million reduced by a non-cash adjustment related to depreciation and amortization of property, plant and equipment.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
		% of total		% of total
Aged 1-30 days	$2,934,356	43.7%	$—	—
Aged 31-60 days	2,714,744	40.4%	—	—
Aged 61-90 days	1,065,720	15.9%	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$6,714,820	100%	$—	—

The overall accounts receivable balance as of June 30, 2019 increased by $6,714,820, as compared to those of December 31, 2018. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the six-month period ended June 30, 2019 is required.

Inventory

Our inventory consists of the following:

	June 30, 2019		December 31, 2018
		% of total		% of total
Raw materials	$17,880	4%	$—	—
Finished goods	435,784	96%	—	—
Work-in-progress	—	—	65,169	100%
	$453,664	100%	$65,169	100%
Allowance for obsolete and slowing-moving inventory	—	—	(65,169)	—
Total	$453,664	100%	$—	—

The net inventory level as of June 30, 2019 increased by $453,664 (or 100%), as compared to the net inventory level as of December 31, 2018.

Raw materials increased by $17,880 as of June 30, 2019 as compared to December 31, 2018.

Our finished goods increased by $500,846 as of June 30, 2019 as compared to December 31, 2018.

Net Cash Used in Investing Activities

For the six-month period ended June 30, 2019, we used approximately $11.5 million to acquire property, plant and equipment.

For the six-month period ended June 30, 2018, we used approximately $0.7 million cash for the prepayment of land leases. We also used approximately $10.33 million to perform the rectification and improvements of our bromine and crude salt factories, the relocation of our chemical factories for the six-month period ended June 30, 2018.

Net Cash Used in Financing Activities

We have no major financing activities for the six-month period ended June 30, 2019.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $160.3 million at June 30, 2019, most of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future. We believe that there is enough funds to cover the rectification and improvement, the setting up of the new chemical factory and the operating expense of the Company during the rectification and relocation period.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, revenue recognition, income taxes, and stock-based compensation. These policies and estimates are described in the Company’s 2018 Form 10-K.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes with respect to risk factors as previously disclosed in our 2018 Form 10-K.  Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2018 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2018 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 14, 2019	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 14, 2019	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)