Form 10-Q
period 2019-09-30
GULF RESOURCES, INC.
filed 2019-11-14
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 9, 2019, the registrant had outstanding 47,583,072 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2019 Unaudited	December 31, 2018 Audited
Current Assets
Cash	$105,218,569	$178,998,935
Accounts receivable	9,673,967	—
Inventories, net	680,650	—
Prepayments and deposits	1,375,450	8,096,636
Prepaid land leases	175,550	235,459
Other receivable	559	12,506
Total Current Assets	117,124,745	187,343,536
Non-Current Assets
Property, plant and equipment, net	139,548,193	82,282,630
Finance lease right-of use assets	178,381	250,757
Operating lease right-of –use assets	8,817,327	—
Prepaid land leases, net of current portion	8,818,657	9,639,009
Deferred tax assets	13,459,527	19,030,858
Total non-current assets	170,822,085	111,203,254
Total Assets	$287,946,830	$298,546,790

Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$3,870,516	$905,258
Retention payable	3,753,447	332,416
Taxes payable-current	4,020,792	1,188,687
Finance lease liability, current portion	162,132	197,480
Operating lease liabilities, current portion	406,156	—
Total Current Liabilities	12,213,043	2,623,841
Non-Current Liabilities
Finance lease liability, net of current portion	1,879,713	2,069,545
Operating lease liabilities, net of current portion	7,731,385	—
Total Non-Current Liabilities	$9,611,098	$2,069,545
Total Liabilities	$21,824,141	$4,693,386

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 47,812,221 and 47,052,940 shares issued; and 47,583,072 and 46,803,791 shares outstanding as of September 30, 2019 and December 31, 2018	$23,904	$23,525
Treasury stock; 229,149 and 249,149 shares as of September 30, 2019 and December 31, 2018 at cost	(510,329)	(554,870)
Additional paid-in capital	95,043,388	95,020,808
Retained earnings unappropriated	166,937,574	185,608,445
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	(19,605,392)	(10,478,048)
Total Stockholders’ Equity	266,122,689	293,853,404
Total Liabilities and Stockholders’ Equity	$287,946,830	$298,546,790

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018

NET REVENUE
Net revenue	$4,548,542	$343,080	$10,596,521	$2,594,941

OPERATING INCOME (EXPENSE)
Cost of net revenue	(2,403,532)	(68,456)	(5,430,269)	(1,310,272)
Sales, marketing and other operating expenses	(5,821)	(10,112)	(12,434)	(66,111)
Write-off/Impairment on property, plant and equipment	—	(1,397,313)	—	(1,397,313)
Loss on demolition of factory	—	(18,644,473)	—	(18,644,473)
Direct labor and factory overheads incurred during plant shutdown	(3,485,383)	(5.563,494)	(10,653,690)	(16,948,499)
General and administrative expenses	(5,020,215)	(1,323,933)	(8,460,733)	(6,021,561)
Other operating income (loss)	—	(134,216)	—	(134,216)

	(10,914,951)	(27,141,997)	(24,557,126)	(44,522,445)

LOSS FROM OPERATIONS	(6,366,409)	(26,798,917)	(13,960,605)	(41,927,504)

OTHER INCOME (EXPENSE)
Interest expense	(34,310)	(37,220)	(111,530)	(123,749)
Interest income	101,130	161,582	369,582	509,738
LOSS BEFORE TAXES	(6,299,589)	(26,674,555)	(13,702,553)	(41,541,515)

INCOME TAX (EXPENSE) BENEFIT	(6,729,439)	7,181,521	(4,968,318)	10,258,508
NET LOSS	$(13,029,028)	$(19,493,034)	$(18,670,871)	$(31,283,007)

COMPREHENSIVE LOSS:
NET LOSS	$(13,029,028)	$(19,493,034)	$(18,670,871)	$(31,283,007)
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	(8,690,103)	(14,738,766)	(9,127,344)	(19,376,831)
COMPREHENSIVE LOSS	$(21,719,131)	$(34,231,800)	$(27,798,215)	$(50,659,838)

LOSS PER SHARE:
BASIC AND DILUTED	$(0.27)	$(0.42)	$(0.40)	$(0.67)

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC AND DILUTED	47,583,072	46,803,791	47,241,854	46,803,791

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	loss	Total

BALANCE AT JUNE 30, 2019 (Unaudited)	47,812,221	47,583,072	229,149	$23,904	$(510,329)	$95,043,388	$179,966,602	$24,233,544	$(10,915,289)	$287,841,820
Translation adjustment	—	—	—	—		—	—	—	(8,690,103)	(8,690,103)
Net loss for three-month period ended September 30, 2019	—	—	—	—	—	—	(13,029,028)	—	—	(13,029,028)
BALANCE AT SEPTEMBER 30, 2019 (Unaudited)	47,812,221	47,583,072	229,149	$23,904	$(510,329)	$95,043,388	$166,937,574	$24,233,544	$(19,605,392)	$266,122,689

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	(loss) income	Total

BALANCE AT JUNE 30 , 2018(Unaudited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$243,782,458	$24,233,544	$3,524,893	$365,534,158
Translation adjustment	-	—	—	-		-	-	-	(14,738,766)	(14,738,766)
Net loss for three-month period ended September 30, 2018	-	—	—	-	—	-	(19,493,034)	—	-	(19,493,034)
BALANCE AT SEPTEMBER 30, 2018 (Unaudited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$224,289,424	$24,233,544	$(11,213,873)	$331,302,358

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	loss	Total

BALANCE AT DECEMBER 31, 2018 (Audited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$95,020,808	$185,608,445	$24,233,544	$(10,478,048)	$293,853,404
Translation adjustment	—	—	—	—		—	—	—	(9,127,344)	(9,127,344)
Common stock issued for services		20,000	(20,000)	—	44,541	(22,941)	—	—	—	21,600
Cashless exercise of stock options	759,281	759,281	—	379	—	(379)	—	—-	—	—
Issuance of stock options to employees						45,900				45,900
Net loss for nine-month period ended September 30, 2019	—	—	—	—	—	—	(18,670,871)	—	—	(18,670,871)
BALANCE AT SEPTEMBER 30, 2019 (Unaudited)	47,812,221	47,583,072	229,149	$23,904	$(510,329)	$95,043,388	$166,937,574	$24,233,544	$(19,605,392)	$266,122,689

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	(loss) income	Total

BALANCE AT DECEMBER 31, 2017 (Audited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$255,572,431	$24,233,544	$8,162,958	$381,962,196
Translation adjustment	-	—	—	-		-	-	-	(19,376,831)	(19,376,831)
Net loss for nine-month period ended September 30, 2018	-	—	—	-	—	-	(31,283,007)	—	-	(31,283,007)
Transfer to statutory common reserve fund	—	—	—	—	—	—	—	—	—	—
BALANCE AT SEPTEMBER 30, 2018 (Unaudited)	47,052,940	46,803,791	249,149	$23,525	$(554,870)	$94,524,608	$224,289,424	$24,233,544	$(11,213,873)	$331,302,358

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine -Month Period Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,670,871)	$(31,283,007)
Adjustments to reconcile net loss to net cash provided (used by) operating activities:
Interest on finance lease obligation	111,020	123,352
Amortization of prepaid land leases	—	546,767
Depreciation and amortization	10,599,011	14,177,727
Write-off/Impairment loss on property, plant and equipment	—	1,397,313
Loss on demolition of factory	—	18,644,473
Unrealized exchange gain on inter-company balances	(778,420)	(1,374,315)
Deferred tax asset	4,968,318	(10,258,506)
Common stock issued for services	21,600	—
Issuance of stock options to employee	45,900	—
Changes in assets and liabilities:
Accounts receivable	(9,962,625)	29,847,286
Inventories	(700,476)	1,148,833
Prepayments and deposits	(28,577)	4,944
Other receivables	11,794	(11,289)
Payable and accrued expenses	2,708,456	(211,728)
Retention payable	—	(312,429)
Taxes payable	(437,560)	541,241
Operating lease	(208,210)	—
Net cash (used in) provided by operating activities	(12,320,640)	22,980,662

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of prepaid land leases	—	(684,627)
Purchase of property, plant and equipment	(57,317,368)	(11,412,848)
Net cash used in investing activities	(57,317,368)	(12,097,475)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(275,506)	(294,295)
Net cash used in financing activities	(275,506)	(294,295)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,866,852)	(11,249,711)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,780,366)	(660,819)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	178,998,935	208,906,759
CASH AND CASH EQUIVALENTS - END OF PERIOD	$105,218,569	$208,245,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$8,241,818	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Property, plant and equipment included in Retention payable and taxes payable	$7,116,066	$—
Par value of common stock issued upon cashless exercise of options	$379	$—

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

In the opinion of management, the unaudited financial information for the three and nine months ended September 30, 2019 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s 2018 Form 10-K. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The Company worked closely with the county authorities to develop rectification plans for both its bromine and crude salt businesses and agreed on a plan in October 2017. In the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018 recorded in the plant, property and equipment in the consolidated balance sheet. No such costs were incurred in the three-month and nine-month periods ended September 30, 2019 and the Company does not expect to incur any additional capital expenditure in the rectification of its bromine and crude salt factories in respect of meeting the county's new safety and environmental protection requirement.

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

The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation costs comprising prepaid land lease and professional fees related to the design of the new chemical factory in the amount of $10,925,081, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of September 30, 2019 and December 31, 2018.

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

(c)           Allowance for Doubtful Accounts

As of September 30, 2019 and December 31, 2018, There were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month and nine-month periods ended September 30, 2019 and 2018.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $105,218,569 and $178,998,935 with these institutions as of September 30, 2019 and December 31, 2018, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and extends credit terms as and when appropriate.

As of September 30, 2019, proceeds from accounts receivable balance outstanding of $0.58 million was collected in October 2019, In the amount collected, $0.47 million was for receivable more than 90 days old. As of December 31, 2018, there were no accounts receivable balances as they were all collected in the year ended December 31, 2018.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $207,175 and $308,669 for the three-month period ended September 30, 2019 and 2018, respectively, and totaled $810,911 and $912,744 for the nine-month period ended September 30, 2019 and 2018, respectively.

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

SEPTEMBER 30, 2019

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

For the three and nine months period ended September 30, 2019, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

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

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 587,720 and 259,590 shares for the three-month period ended September 30, 2019 and 2018, respectively, and amounted to 362,206 and 141,629 shares for the nine-month period ended September 30, 2019 and 2018, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

Because the Company reported a net loss for the three and nine months ended September 30, 2019 and 2018, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(i)           Reporting Currency and Translation

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

(j)           Foreign Operations

All of the Company’s operations and assets are located in PRC.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

(k)           Exploration Costs

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

(l)  Leases

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

(m)            Stock-based Compensation

Common stock, stock options and stock warrants issued are recorded at their fair values estimated at grant date using the Black-Scholes model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

The Company has elected to account for the forfeiture of stock-based awards as they occur.

(n)           New Accounting Pronouncements

Recent accounting pronouncements adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows an entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The Company elected the available practical expedients. As a result of the adoption of this standard, the Company recognized operating lease ROU assets of $8,817,327, operating lease liabilities of $8,137,541, and the remaining balance in the prepaid land lease and accrued expense in the condensed consolidated financial statements as of and for the nine months ended September 30, 2019 with no cumulative-effect adjustment to retained earnings as of January 1, 2019.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	September 30, 2019	December 31, 2018

Raw materials	$20,642	$—
Finished goods	660,008	65,169
Allowance for obsolete and slow-moving inventory	—	(65,169)
	$680,650	$—

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

In December 2017, the Company paid a one lump sum upfront amount of $8,990,636 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate is being processed by the government and the commencement date of the lease will be known upon completion of the application process. Since the construction plan of the factory at Bohai is still in the process of being approved by the government and the lease term of the land has not commenced, the Company classified the lease payment in prepaid land lease instead of Right-of –use assets. No amortization of this prepaid land lease was recorded as of September 30, 2019.

During the three and nine months period ended September 30, 2018, amortization of prepaid land leases totaled $252,091 and $546,767, which amounts were recorded as direct labor and factory overheads incurred during plant shutdown.

For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates cover a total of approximately 38.6 square kilometers with aggregate carrying value of $599,747 as at December 31, 2018 and the parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers with an aggregate operating lease right-of-use assets amount of $8,570,115 as at September 30, 2019.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2019	December 31, 2018
At cost:
Mineral rights	$2,726,661	$2,809,977
Buildings	59,061,773	60,866,462
Plant and machinery	231,460,194	161,178,816
Motor vehicles	6,045	6,230
Furniture, fixtures and office equipment	3,191,491	3,289,010
Construction in process	1,188,268	6,535,808
Total	297,634,432	234,686,303
Less: Accumulated depreciation and amortization	(140,889,652)	(134,681,628)
Impairment	(17,196,587)	(17,722,045)
Net book value	$139,548,193	$82,282,630

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $19,881,983 and $20,409,998 as at September 30, 2019 and December 31, 2018, respectively.

During the three-month period ended September 30, 2019, depreciation and amortization expense totaled $3,632,805 of which $2,449,352, $201,182 and $982,271 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the nine-month period ended September 30, 2019,depreciation and amortization expense totaled $10,530,985 of which $7,535,376, $648,456 and $2,347,153 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

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

NOTE 5 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	September 30, 2019	December 31, 2018
At cost:
Buildings	$116,344	$119,899
Plant and machinery	2,128,342	2,193,375
Total	2,244,686	2,313,274
Less: Accumulated depreciation and amortization	(2,066,305)	(2,062,517)
Net book value	$178,381	$250,757

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and nine months period ended September 30, 2019, depreciation and amortization expense totaled $1,326 and $68,027, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and nine months period ended September 30, 2018, depreciation and amortization expense totaled $64,874 and $203,271, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT–OF-USE ASSETS

As of September 30, 2019, the total operating lease ROU assets was $8,817,327. The total operating lease cost for the three-month period ended September 30, 2019 and 2018 was $219,411 and $266,875.

The total operating lease cost for the nine-month period ended September 30, 2019 and 2018 was $671,652 and $831,539.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers with an aggregate operating lease right-of-use assets amount of $8,570,115 as at September 30, 2019.

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
Accounts payable	$—	$—
Salary payable	308,181	241,343
Social security insurance contribution payable	104,480	140,326
Other payable-related party (see Note 8)	66,151	90,900
Deposit on subscription of a subsidiary's share	141,380	—
Accrued expense-for repair work	2,912,355	104,246
Accrued expense-others	337,969	328,443
Total	$3,870,516	$905,258

The deposit on subscription of a subsidiary's share of $141,380 as of September 30, 2019 relates to sale of non-controlling interests in DCHC.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month period ended September 30, 2019, the Company borrowed a sum of $299,995 from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amount due to Jiaxing Lighting was unsecured, interest free and repayable on demand and was fully settled in the three-month period ended September 30, 2019. There was no balance owing to Jiaxing Lighting as of September 30, 2019 and December 31, 2018.

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $88,202 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three and nine months ended September 30, 2019 was approximately $22,050 and $67,900.The expense associated with this agreement for the three and nine months ended September 30, 2018 was approximately $23,000 and $72,000.

NOTE 9 – TAXES PAYABLE

	September 30,	December 31,
	2019	2018
Land use tax payable	$768,962	$1,188,687
Value-added tax withheld from suppliers	2,977,283	—
Other tax payable	274,547	—
	$4,020,792	$1,188,687

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	September 30,	December 31,
	Interest rate	2019	2018
Total finance lease liability	6.7%	$2,041,845	$2,267,025
Less: Current portion		(162,132)	(197,480)
Finance lease liability, net of current portion		$1,879,713	$2,069,545

Interest expenses from capital lease obligations amounted to $34,080 and $37,138 for the three-month period ended September 30, 2019 and 2018, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $111,020 and $123,352 for the nine-month period ended September 30, 2019 and 2018, respectively, which were charged to the condensed consolidated statement of income (loss).

The components of operating lease liabilities as follows:

	Imputed	September 30,	December 31,
	Interest rate	2019	2018
Total Operating lease liabilities	4.89%	$8,137,541	$-
Less: Current portion		(406,156)	-
Operating lease liabilities, net of current portion		$7,731,385	$-

The weighted average remaining operating lease term at September 30, 2019 was 23 years and the weighted average discounts rate was 4.89%, This discount rates used are based on the base rate quoted by the People's Bank of China and vary with the remaining term of the lease.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$265,370	$762,298
the next 13 to 24 months	265,370	775,828
the next 25 to 36 months	265,370	628,579
the next 37 to 48 months	265,370	635,341
the next 49 to 60 months	265,370	633,168
thereafter	1,592,225	11,285,715
Total	2,919,075	14,720,929
Less: Amount representing interest	(877,230)	(6,583,388)
Present value of net minimum lease payments	$2,041,845	$8,137,541

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 11 ––EQUITY

Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2019 for SCHC, SYCI and DCHC is 46%, 14% and 0% of its registered capital respectively.

NOTE 12 – TREASURY STOCK

In January 2019, the Company issued 20,000 shares of common stock from the treasury shares to one of its consultants. The shares were valued at the closing market price on the date of the agreement and recorded as general and administrative expense in the condensed consolidated statement of loss and comprehensive loss for the nine months ended September 30, 2019. The shares issued were deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price was charged to additional paid-in-capital.

On September 13, 2019, the Company received a staff deficiency notice from The Nasdaq Stock Market informing the Company that it has failed to comply with Nasdaq's shareholder approval requirements relating to shares issued to this consultant. A total of 40,000 restricted shares issued to this consultant from treasury will be canceled. The Company will reissue the same amount of shares from the 2019 Omnibus Equity Incentive Plan adopted by the board of directors of the Company subject to the approval by the stockholders of the Company at the annual meeting of the stockholders. This annual meeting of the stockholders of the Company is scheduled to take place on December 18, 2019.

On October 30, 2019, the Company received a letter from Nasdaq notifying the Company that Nasdaq has granted the Company an extension until January 7, 2020, to regain compliance with the Rule. Under the terms of the extension, the Company must provide, on or before January 7, 2020, evidence that it has cancelled the Consultant Shares and re-issued the shares under the Plan. In the event that the Company does not satisfy the terms set forth in the extension, Nasdaq will provide written notification that the Company's securities will be delisted. In such an event, the Company may appeal Nasdaq's determination to a hearing panel.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 4,341,989 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 10,341,989. As of September 30, 2019, the number of shares of the Company’s common stock available for issuance under the Plan is 4,920,989.

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

During the three months ended September 30, 2019, there were no options issued to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2019 and September 30, 2019.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2019	2,518,000	$0.97	$0.71 - $4.80
Granted and vested during the period ended September 30, 2019	150,000	$0.91	$0.91
Exercised during the period ended September 30, 2019	(1,897,000)	$0.73	$0.73
Expired/cancelled during the period ended September 30, 2019	(65,500)	$2.31	$2.61
Balance, September 30, 2019	705,500	$1.47	$0.71 - $2.10

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average
			Remaining
	Outstanding at September 30, 2019	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	705,500	$0.71 - $2.10	1.74

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2019 was $0.

During the three months ended September 30, 2019, 0 shares of common stock were issued upon cashless exercise of 0 options.

During the nine months ended September 30, 2019, 759,281 shares of common stock were issued upon cashless exercise of 1,897,000 options.

The aggregate intrinsic value of options exercised during the three months ended September 30, 2019 was $0. There was no option exercised during the three months ended September 30, 2018.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2019 was $922,429. There was no option exercised during the nine months ended September 30, 2018.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2019 and 2018, and management believes that its earnings are permanently invested in the PRC.

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

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2019 and 2018.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and nine-month periods ended September 30, 2019 and 2018.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2019 and 2018 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of September 30, 2019 and December 31, 2018, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $215,205,425 and $240,563,868, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2019 and December 31, 2018, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of September 30, 2019 and December 31, 2018, the unrecognized WHT are $9,797,344 and $11,035,843, respectively.

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

The components of the provision for income tax (expense) income tax benefit from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
Current taxes – PRC	$—	$—	$—	$—
Deferred taxes – PRC	1,650,132	7,205,521	3,756,199	10,338,103
Change in valuation allowance	(8,379,571)	(24,000)	(8,724,517)	(79,595)
	$(6,729,439)	$7,181,521	$(4,968,318)	$10,258,508

The effective income tax benefit (expense) rate differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2019	2018	2019	2018
Statutory income tax rate	25%	25%	25%	25%
Non-taxable income	1%	2%	2%	—
Change in valuation allowance	(133%)	—	(63%)	—
Effective income tax benefit (expense) rate	(107%)	27%	(36%)	25%

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$16,292
Impairment on property, plant and equipment	3,197,763	3,696,332
Impairment on prepaid land lease	815,370	840,284
Exploration costs	1,760,181	1,813,965
Compensation costs of unexercised stock options	171,672	194,016
PRC tax losses	16,043,972	12,663,985
US federal net operating loss and foreign tax credit	508,102	119,000
Total deferred tax assets	22,497,060	19,343,874
Valuation allowance	(9,037,533)	(313,016)
Net deferred tax asset	$13,459,527	$19,030,858

The increase in valuation allowance for the three-month period ended September 30, 2019 is $8,379,571.

The increase in valuation allowance for the three-month period ended September 30, 2018 is $24,000.

The increase in valuation allowance for the nine-month period ended September 30, 2019 is $8,724,517.

The increase in valuation allowance for the nine-month period ended September 30, 2018 is $79,595.

The increase in valuation allowance in the three and nine months ended September 30, 2019 is mainly attributable to valuation allowance recorded for the deferred tax assets related to a portion of the PRC tax losses that more likely than not will expire before it could be utilized and the exploration costs which more likely than not will not be realized.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2019 and December 31, 2018.

There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2019 and 2018. There were no change in unrecognized tax benefits during the three and nine months ended September 30, 2019 and 2018.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Three-Month Period Ended September 30, 2019	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,270,863	$277,679	$—	$—	$4,548,542	$—	$4,548,542
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(5,185,484)	(1,001,988)	(744,963)	(62,265)	(6,994,700)	628,291	(6,366,409)
Income tax (expense) benefit	(5,778,726)	(1,116,620)	165,907	—	(6,729,439)	—	(6,729,439)
Income(loss) from operations after income tax benefit	(10,964,210)	(2,118,608)	(579,056)	(62,265)	(13,724,139)	628,291	(13,095,848)
Total assets	153,825,697	21,738,770	110,464,372	1,767,155	287,795,994	150,836	287,946,830
Depreciation and amortization	3,303,155	182,538	113,357	35,081	3,634,131	—	3,634,131
Capital expenditures	56,137,239	1,180,129	—	—	57,317,368	—	57,317,368

Three-Month Period Ended September 30, 2018	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$343,080	$—	$—	$343,080	$—	$343,080
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(24,369,917)	(2,611,203)	(698,693)	(32,079)	(27,711,892)	912,975	(26,798,917)
Income tax benefit	4,774,432	2,171,383	235,706	—	7,181,521	—	7,181,521
Income (loss) from operations after income tax benefit	(19,595,485)	(439,820)	(462,987)	(32,079)	(20,530,371)	912,975	(19,617,396)
Total assets	119,939,092	39,297,116	175,343,915	1,903,319	336,483,442	16,927	336,500,369
Depreciation and amortization	3,948,751	600,912	116,549	—	4,666,212	—	4,666,212
Capital expenditures	936,598	142,529	—	—	1,079,127	—	1,079,127
Goodwill	—	—	27,902,709	—	27,902,709	—	27,902,709

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

Nine -Month Period Ended September 30, 2019	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$10,022,027	$522,758	$—	$51,736	$10,596,521	$—	$10,596,521
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(8,847,210)	(3,242,534)	(2,074,937)	(165,649)	(14,330,330)	369,725	(13,960,605)
Income tax (expense) benefit	(4,871,839)	(548,308)	451,828	—	(4,968,319)	—	(4,968,319)
Income(loss) from operations after income tax benefit	(13,719,049)	(3,790,842)	(1,623,109)	(165,649)	(19,298,649)	369,725	(18,928,924)
Total assets	153,825,697	21,738,770	110,464,372	1,767,155	287,795,994	150,836	287,946,830
Depreciation and amortization	8,442,421	1,701,769	346,985	107,836	10,599,011	—	10,599,011
Capital expenditures	56,137,239	1,180,129	—	—	57,317,368	—	57,317,368

Nine -Month Period Ended September 30, 2018	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$1,981,573	$613,368	$—	$2,594,941	$—	$2,594,941
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(35,537,744)	(5,150,679)	(2,101,059)	(113,029)	(42,902,511)	975,007	(41,927,504)
Income tax benefit	7,745,098	2,613,721	(100,311)	—	10,258,508	—	10,258,508
Income (loss) from operations after income tax benefit	(27,792,646)	(2,536,958)	(2,201,370)	(113,029)	(32,644,003)	975,007	(31,668,996)
Total assets	119,939,092	39,297,116	175,343,915	1,903,319	336,483,442	16,927	336,500,369
Depreciation and amortization	11,686,782	2,125,762	365,183	—	14,177,727	—	14,177,727
Capital expenditures	8,843,486	1,345,783	1,192,963	30,616	11,412,848	—	11,412,848
Goodwill	—	—	27,902,709	—	27,902,709	—	27,902,709

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2019	2018	2019	2018
Total segment operating loss	$(6,994,700)	$(27,711,892)	$(14,330,330)	$(42,902,511)
Corporate costs	(105,702)	(116,254)	(408,695)	(399,308)
Unrealized gain on translation of intercompany balance	733,993	1,029,229	778,420	1,374,315
Loss from operations	(6,366,409)	(26,798,917)	(13,960,605)	(41,927,504)
Other income, net of expense	66,820	124,362	258,052	385,989
Loss before taxes	$(6,299,589)	$(26,674,555)	$(13,702,553)	$(41,541,515)

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2019.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$843	$103	$—	$946	20.8%
2	Shouguang Weidong Chemical Company Limited	$529	$84	$—	$613	13.5%
3	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$500	$90	$—	$590	13%
4	Dongying Bomeite Chemical Company Limited	$557	$—	$—	$557	12.2%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$525	$—	$—	$525	11.5%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2019.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,203	$175	$—	$2,378	22.6%
2	Shouguang Weidong Chemical Company Limited	$1,629	$154	$—	$1,783	16.9%
3	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$1,539	$192	$—	$1,731	16.4%
4	Dongying Bomeite Chemical Company Limited	$1,098	$—	$—	$1,098	10.4%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$1,297	$—	$—	$1,297	12.3%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2018.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$—	$122	$—	$122	35%
2	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$—	$112	$—	$112	33%
3	Shouguang Weidong Chemical Company Limited	$—	$109	$—	$109	32%

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

 (Expressed in U.S. dollars)

(UNAUDITED)

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

NOTE 16– CUSTOMER CONCENTRATION

During the nine-month period ended September 30, 2019, the Company sold 78.5% of its products to its top five customers, respectively. As of September 30, 2019, amounts due from these customers were $8,834,543.

The Company sells a substantial portion of its products to a limited number of customers. During the three-month and nine-month periods ended September 30, 2018, the Company sold 100% and 90% of its products to its top five customers, respectively. As of September 30, 2018, amounts due from these customers were $396,494.

NOTE 17– MAJOR SUPPLIERS

During the nine-month period ended September 30, 2019, the Company purchased 100% of its raw materials from its top five suppliers.  As of September 30, 2019, amounts due to those suppliers were $0. During the nine-month period ended September 30, 2018, the Company did not purchase any raw materials.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2019 and December 31, 2018.

NOTE 19 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of September 30, 2019:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$88,202	$25,448
the next 13 to 24 months	88,202	—
the next 25 to 36 months	88,202	—
the next 37 to 48 months	88,202	—
Total	$352,808	$25,448

NOTE 20 –LOSS CONTINGENCIES

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited ("SCHC") by the Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent. The Written Decisions challenged the land use of Factory nos. 2, 9, 7, 4, 8 and 10, respectively, and alleged, among other things, that SCHC had illegally occupied and used the land in the total area of approximately 52,674 square meter, on which Factory nos. 2, 9, 7, 4, 8 and 10 were built. The Written Decisions ordered SCHC, among other things, to return the land subject to the Written Decisions to its respective legal owner, restore the land to its original state, and demolish or confiscate all the buildings and facilities thereon and pay monetary penalty of approximately RMB 1.3 million ($184,000) in the aggregate. Each of the Written Decisions were to be executed within 15 days upon serving SCHC. Additional interest penalties would be imposed at a daily rate of 3% in the event that SCHC did not make the monetary penalty payment in a timely manner. As discussed below, the Company did not believe the local government would enforce the penalties so it did not make the payment. Subsequently, the Bureau filed enforcement actions to the People’s Court of Shouguang City, Shandong Province (the “Court”), naming SCHC as enforcement respondent and alleged, among other things, that SCHC failed to perform its obligations under each of the Written Decisions within the specified timeframe. The enforcement proceedings sought court orders to enforce the Written Decisions. On May 5, 2019, written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 384, (2019) Lu 0783 Xing Shen No. 385, (2019) Lu 0783 Xing Shen No. 389, (2019) Lu 0783 Xing Shen No. 390, (2019) Lu 0783 Xing Shen No. 393, and (2019) Lu 0783 Xing Shen No. 394, respectively (together, the “Court Rulings”) were made by the Court in favor of the Bureau. The Court ordered, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal owner and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings on SCHC. The Court Rulings became enforceable immediately upon service on SCHC on May 5, 2019.

In the last twenty years, there were no government regulations requiring bromine manufacturers to obtain land use and planning approval documents. As such, we believe most of the bromine manufacturers in Shouguang City do not have land use and planning approval documents and lease their land parcels from the village associations and are facing the same issues in connection with land use and planning as the Company.

The Company has been in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in close discussion with the local government authorities with the help from Shouguang City Bromine Association to seek relief and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. The Company has obtained verbal confirmation from local government authorities that the administrative penalty imposed on Factory No. 7 and Factory No. 8 are being revoked, and production at Factory No. 7 was allowed to resume in April 2019. In addition, on August 28, 2019, the People's Government of Shandong Province, issued a regulation titled "Investment Project Management Requirements of Chemical Companies in Shandong Province" permitting the construction of facilities on existing sites or infrastructure of bromine manufacturing and other chemical industry-related types of projects (clause 11 of section 3). The Company believes that the goal of the government is to standardize and regulate the industry and not to demolish the facilities or penalize the manufacturers. As of the date of this report, the Company has not been notified by the local government that it will take any measure to enforce the administrative penalties or implement the Court Rulings. Based on information known to date, the Company believes that it is remote that the Written Decisions or Court Rulings will be enforced within the expected timeframe, and a material penalty or costs and expenses against the Company will result. However, there can be no assurance that there will not be any further enforcement action, the occurrence of which may result in further liabilities, penalties and operational disruption.

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of September 30, 2019.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2019 and 2018.

Comparison of the Three-Month Period Ended September 30, 2019 and 2018

	Three-Month Period Ended September 30, 2019	Three-Month Period Ended September 30, 2018	Percent Change Increase/ (Decrease)
Net revenue	$4,548,542	$343,080	1226%
Cost of net revenue	(2,403,532)	(68,456)	3411%
Gross profit	2,145,010	274,624	681%
Sales, marketing and other operating expenses	(5,821)	(10,112)	(42%)
Research and development costs	—	—	—
Write-off/Impairment on property, plant and equipment	—	(1,397,313)	(100%)
Loss on demolition of factory	—	(18,644,473)	(100%)
Direct labor and factory overheads incurred during plant shutdown	(3,485,383)	(5,563,494)	(37%)
General and administrative expenses	(5,020,215)	(1,323,933)	279%
Other operating income	—	(134,216)
Loss from operations	(6,366,409)	(26,798,917)	(76%)
Other income	66,820	124,362	(46%)
Loss before taxes	(6,299,589)	(26,674,555)	(76%)
Income (expense) tax benefit	(6,729,439)	7,181,521	(194%)
Net loss	$(13,029,028)	$(19,493,034)	(33%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended September 30, 2019 as compared to the same period in 2018:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase (Decrease)
	September 30, 2019		September 30, 2018		of Net Revenue
Segment		% of total		% of total
Bromine	$4,270,863	93.9%	—	—	NA
Crude Salt	277,679	6.1%	343,080	100%	(19%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total sales	$4,548,542	100%	$343,080	100%	1226%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2019	September 30, 2018	Increase
Bromine (excluding volume sold to SYCI)	1,022	—	NA
Crude Salt	14,614	8,828	66%

	Three-Month Period Ended		Percentage Change
Natural gas segments product sold in cubic metre	September, 2019	September 30, 2018
Natural Gas	—	—	—

Bromine and Crude salt segments

Net revenue from our bromine increased to $4,270,863 for the three-month period ended September 30, 2019 compared to $0 for the same period in 2018. This is because the Company resumed production in Factory No.1 and Factory No. 7 in April 2019 after it received a verbal notification from the government approving it to start production in these two factories.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Three-Month Period Ended		Three-Month Period Ended		Change of
	September 30, 2019		September 30, 2018		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$—	—	$—	—	—
Paper manufacturing additives	—	—	—	—	—
Pesticides manufacturing additives	—	—	—	—	—
Pharmaceutical intermediates	—	—	—	—	—
By product	—	—	—	—	—
Raw materials	—	—	—	—	—
Total sales	$—	—	$—	—	—

For the three-month period ended September 30, 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in Bohai Park. As a result, there were no chemical products for sale for the three-month period ended September 30, 2019.

Natural gas segment

For the three-month period ended September 30, 2019, the net revenue for the natural gas was $0. We commenced natural gas trial production in January 2019, See “Recent Development” for details.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2019		September 30, 2018		Net Revenue
Segment		% of total		% of total
Bromine	$2,098,083	87%	$—	—	—
Crude Salt	305,449	13%	68,456	100%	346%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$2,403,532	100%	$68,456	100%	3411%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. The increase in cost of revenue in the three-month period ended September 30, 2019 of $2,335,076 compared to $68,456 incurred in the same period in 2018 was because of sale of goods from two factories which resumed production in April 2019.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2018	31.506	-
Three-month period ended September 30, 2019	31,506	13%
Variance of the three-month period ended September 30, 2019 and 2018	0	-

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio was 13% for the three-month period ended September 30, 2019 as only two factories resumed operations in April 2019.

Bromine segment

For the three-month period ended September 30, 2019 the cost of net revenue for the bromine segment was $2,098,083.

Crude salt segment

For the three-month period ended September 30, 2019 the cost of net revenue for the crude salt segment was $305,449.

Cost of net revenue for our crude salt segment for the three-month period ended September 30, 2018 was $68,456.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2019 was $0 due to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in Bohai Park. As a result there were no chemical products for sale for the three-month period ended September 30, 2019.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended September 30, 2019 was $0.

Gross Profit. Gross profit was $2,145,010 or 47%, of net revenue for three-month period ended September 30, 2019 compared to $274,624 of net revenue for the same period in 2018.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2019		September 30, 2018		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$2,172,780	51%	$—	—	51%
Crude Salt	(27,770)	(10%)	274,624	80%	(70%)
Chemical Products	—	—	—	—%	—
Natural Gas	—	—	—	—	—
Total Gross Profit	$2,145,010	47%	$274,624	80%	(33%)

Bromine segment

For the three-month period ended September 30, 2019, the gross profit margin for our bromine segment was 51% .

Crude salt segment

For the three-month period ended September 30, 2019, the gross loss margin for our crude salt segment was 10%

Chemical products segment

For the three-month period ended September 30, 2019, the gross profit margin for our chemical segment was 0% due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. All chemical products inventories were sold as of September 30, 2018. As a result, there were no chemical products for sale for the three-month period ended September 30, 2019.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $3,485,383 and $5,563,494 incurred for the three-month period end September 30, 2019 and 2018, respectively, which would have been presented in the cost of net revenue were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $5,020,215 for the three-month period ended September 30, 2019, an increase of $3,696,282 as compared to $1,323,933 for the same period in 2018, The increase was mainly due to repair work carried out on factories that were damaged in the typhoon in August 2019.

Income (loss) from Operations Loss from operations was $6,366,409 for the three-month period ended September 30, 2019, compared to an income of $ 26,798,917 in the same period in 2018.

	Loss from Operations by Segment
	Three-Month Period Ended September 30, 2019		Three-Month Period Ended September 30, 2018
Segment:		% of total		% of total
Bromine	$(5,185,484)	74%	$(24,369,917)	88%
Crude Salt	(1,001,988)	14%	(2,611,203)	9%
Chemical Products	(744,963)	11%	(698,693)	3%
Natural Gas	(62,265)	1%	(32,079)	—
Loss from operations before corporate costs	(6,994,700)	100%	(27,711,892)	100%
Corporate costs	(105,702)		(116,254)
Unrealized gain on translation of Intercompany balance	733,993		1,029,229
Loss from operations	$(6,366,409)		$(26,798,917)

Bromine segment

Loss from operations from our bromine segment was $5,185,484 for the three-month period ended September 30, 2019, compared to loss from operations of $24,369,917 in the same period in 2018. This decrease in loss is due to the sale of goods produced in Factory no. 1 and Factory no. 7 which resumed production in April 2019.

Crude salt segment

Loss from operations from our crude salt segment was $1,001,988 for the three-month period ended September 30, 2019, compared to loss from operations of $2,611,203 in the same period in 2018. The decrease in loss from operations is due to the sale of goods produced in Factory no. 1 and Factory no. 7 which resumed production in April 2019.

Chemical products segment

Loss from operations from our chemical products segment was $744,963 for the three-month period ended September 30, 2019, compared to loss from operations of $698,693 in the same period in 2018.

Natural gas segment

Loss from operations from our natural gas segment was $62,265 for the three-month period ended September 30, 2019, compared to loss from operations of $32,079 in the same period in 2018.

Other Income, Net Other income, net of $66,820 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2019, an decrease of $57,542 (or approximately 46%) as compared to the same period in 2018.

Net Income (loss) Net loss was $13,029,028 for the three-month period ended September 30, 2019, compared to an net loss of $19,493,034 in the same period in 2018.

Effective Tax Rate Our effective income tax (expense) benefit rate for the three-month period ended September 30, 2019 and 2018 were (107%) and 27% respectively. This was mainly due to an increase in valuation allowance of $8,379,571 in the three-month period ended September 30, 2019. See Note 14 to the Condensed Consolidated Financial Statements.

Comparison of the Nine-Month Period Ended September 30, 2019 and 2018

	Nine-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2018	Percent Change Increase/ (Decrease)
Net revenue	$10,596,521	$2,594,941	308%
Cost of net revenue	(5,430,269)	(1,310,272)	314%
Gross profit	5,166,252	1,284,669	302%
Sales, marketing and other operating expenses	(12,434)	(66,111)	(81%)
Write-off/Impairment on property, plant and equipment	—	(1,397,313)	(100%)
Loss on demolition of factory	—	(18,644,473)	(100%)
Direct labor and factory overheads incurred during plant shutdown	(10,653,690)	(16,948,499)	(37%)
General and administrative expenses	(8,460,733)	(6,021,561)	(41%)
Other operating income	—	(134,216)	(100%)
Loss from operations	(13,960,605)	(41,927,504)	(67%)
Other income	258,052	385,989	(33%)
Loss before taxes	(13,702,553)	(41,541,515)	(67%)
Income tax (expense) benefit	(4,968,318)	10,258,508	(148%)
Net loss	$(18,670,871)	$(31,283,007)	(40%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the nine-month period ended September 30, 2019 as compared to the same period in 2018:

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent increase
	September 30, 2019		September 30, 2018		of Net Revenue
Segment		% of total		% of total
Bromine	$10,022,027	95%	$—	—	—
Crude Salt	522,758	4%	1,981,573	76%	(72%)
Chemical Products	—	—	613,368	24%	100%
Natural Gas	51,736	1%	—	—	—
Total sales	$10,596,521	100%	$2,594,941	100%	308%

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2019	September 30, 2018	Increase(Decrease)
Bromine (excluding volume sold to SYCI)	2,320	—	100%
Crude Salt	24,441	50,407	(52%)

	Nine-Month Period Ended		Percentage Change
Chemical products segment sold in tonnes	September 30, 2019	September 30, 2018	Decrease
Oil and gas exploration additives	—	—	—
Paper manufacturing additives	—	—	—
Pesticides manufacturing additives	—	14	(100%)
Pharmaceutical intermediate	—	—	—
By product	—	96	(100%)
Overall	—	110	—

	Nine-Month Period Ended		Percentage Change
Natural gas segments product sold in cubic metre	September 30, 2019	September 30, 2018	Decrease
Natural Gas	349,900	—	—

Bromine segment

Net revenue from our bromine segment increased to $10,022,027 for the nine-month period ended September 30, 2019 compared to $0 for the same period in 2018.

Crude salt segment

Net revenue from our crude salt segment decreased to $522,758 for the nine-month period ended September 30, 2019 compared $1,981,573 for the same period in 2018, The reason for the decrease in the nine-month period ended September 30, 2019 compared with the same period of last year is that the production of only two plants resumed in April 2019, Hence, there is limited amount of crude salt available for sale in the nine-month period ended September 30, 2019.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Nine-Month Period Ended		Nine-Month Period Ended		Change of
	September 30, 2019		September 30, 2018		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$	—	$—	—	—
Paper manufacturing additives		—	—	—	—
Pesticides manufacturing additives		—	98,200	16%	(100%)
Pharmaceutical intermediates		—	—	—	—
By product		—	154,666	25%	(100%)
Raw materials		—	360,502	59%	(100%)
Total sales	$	—	$613,368	100%	—

For the nine-month period ended September 30, 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. For the nine-month period ended September 30, 2018, the net revenue for the chemical products segment was $613,368 was from inventory on hand as of September 1, 2017. We are setting up a new factory in Bohai Park. As a result there were no chemical products for sale for the nine-month period ended September 30, 2019.

Natural gas segment

For the nine-month period ended September 30, 2019, the net revenue for the natural gas was $51,736.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2019		September 30, 2018		Net Revenue
Segment		% of total		% of total
Bromine	$4,815,890	89%	$—	—	—
Crude Salt	564,091	10%	765,944	58%	(26%)
Chemical Products	—	—	544,328	42%	(100%)
Natural Gas	50,288	1%	—	—	—
Total	$5,430,269	100%	$1,310,272	100%	314%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $5,430,269 for the nine-month period ended September 30, 2019, an increase of $4,119,997 (or 314%) as compared to the same period in 2018 due to the sale of goods produced in Factory no. 1 and Factory no. 7 which resumed production in April 2019.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2018	31,506	—
Nine-month period ended September 30, 2019	31,506	12%
Variance of the nine-month period ended September 30, 2019 and 2018	0	—

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio was 12% for the nine-month period ended September 30, 2019 .

Bromine segment

For the nine-month period ended September 30, 2019 the cost of net revenue for the bromine segment was $4,815,890.

For the nine-month period ended September 30, 2018, the cost of net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was no bromine in inventory for sale for the nine-month period ended September 30, 2018.

Crude salt segment

For the nine-month period ended September 30, 2019 the cost of net revenue for the crude salt segment was $564,091.The cost of net revenue for our crude salt segment for the nine-month period ended September 30, 2018 was $765,944.

Chemical products segment

Cost of net revenue for our chemical products segment for the nine-month period ended September 30, 2018 was $544,328.

Natural gas segment

Cost of net revenue for our natural gas segment for the nine-month period ended September 30, 2019 was $50,288.

Gross Profit. Gross profit was $5,166,252, or 49%, of net revenue for nine-month period ended September 30, 2019 compared to $1,284,669, or 50%, of net revenue for the same period in 2018.

	Gross Profit (Loss) by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2019		September 30, 2018		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$5,206,136	49%	$—	—	49%
Crude Salt	(41,332)	—	1,215,629	61%	(61%)
Chemical Products	—	—	69,040	11%	(11%)
Natural Gas	1,448		—	—	—
Total Gross Profit	$5,166,252	49%	$1,284,669	50%	(1%)

Bromine segment

For the nine-month period ended September 30, 2019, the gross profit margin for our bromine segment was 49%.

Crude salt segment

For the nine-month period ended September 30, 2019 the gross loss margin for our crude salt segment was 0%.

Chemical products segment

For the nine-month period ended September 30, 2018, the gross profit margin for our chemical segment was 11% because the goods sold was raw materials in which we had recorded a 100% allowance for obsolescence in the fiscal year 2017.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $10,653,690 and $16,948,499 incurred for the nine-month period end September 30, 2019 and 2018, respectively, which would have been presented in the cost of net revenue were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $8,460,733 for the nine-month period ended September 30, 2019, an increase of $2,439,172 (or 41%) as compared to $6,021,561 for the same period in 2018. The increase was mainly due to repair work carried out on factories that were damaged in the typhoon in August 2019.

Income (Loss) from Operations. Loss from operations was $13,960,605 for the nine-month period ended September 30, 2018, compared to a loss of $41,927,504 in the same period in 2018.

	Income(Loss) from Operations by Segment
	Nine-Month Period Ended September 30, 2019		Nine-Month Period Ended September 30, 2018
Segment:		% of total		% of total
Bromine	$(8,847,210)	62%	$(35,537,744)	83%
Crude Salt	(3,242,534)	23%	(5,150,679)	12%
Chemical Products	(2,074,937)	15%	(2,101,059)	5%
Natural Gas	(165,649)	—	(113,029)	—
Loss from operations before corporate costs	(14,330,330)	100%	(42,902,511)	100%
Corporate costs	(408,695)		(399,308)
Unrealized gain on translation of intercompany balance	778,420		1,374,315
Loss from operations before taxes	$(13,960,605)		$(41,927,504)

Bromine segment

Loss from operations from our bromine segment was $8,847,210 for the nine-month period ended September 30, 2019, compared to a loss of $35,537,744 in the same period in 2018.

Crude salt segment

Loss from operations from our crude salt segment was $3,242,534 for the nine-month period ended September 30, 2019, compared to a loss of $5,150,679 in the same period in 2018.

Chemical products segment

Loss from operations from our chemical products segment was $2,074,937 for the nine-month period ended September 30, 2019, compared to a loss of $2,101,059 in the same period in 2018.

Natural gas segment

Loss from operations from our natural gas segment was $165,649 for the nine-month period ended September 30, 2019, compared to a loss of $113,029 in the same period in 2018.

Other Income, Net. Other income, net of $258,052 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2019, an decrease of $127,937 (or approximately 33%) as compared to the same period in 2018.

Net Income (Loss). Net loss was $18,670,871 for the nine-month period ended September 30, 2019, compared to a net loss of $31,283,007 in the same period in 2018. This increase was attributable to Resume production and sales of two factories

Effective Tax Rate. Our effective income tax (expense) benefit rate for the nine-month period ended September 30, 2019 and 2018 was (36%) and 25%, respectively. This was mainly due to an increase in valuation allowance of $8,724,517 in the nine-months period ended September 30, 2019. See Note 14 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, cash and cash equivalents were $105,218,569 as compared to $178,998,935 as of December 31, 2018. The components of this decrease of $73,780,366 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(12,320,640)	$22,980,662
Net cash used in investing activities	(57,317,368)	(12,097,475)
Net cash used in financing activities	(275,506)	(294,295)
Effects of exchange rate changes on cash and cash equivalents	(3,866,852)	(11,249,711)
Net (decrease) increase in cash and cash equivalents	$(73,780,366)	$(660,819)

For the nine-month period ended September 30, 2019, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the nine-month period ended September 30, 2019, cash flow used in operating activities of approximately $12 million was mainly due to a net loss of $18.7 million, an increase in accounts receivable of $9.9 million, and a non-cash adjustment related to an increase in deferred tax assets of $5 million reduced by a non-cash adjustment related to depreciation and amortization of property, plant and equipment.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
		% of total		% of total
Aged 1-30 days	$—	—	$—	—
Aged 31-60 days	857,378	8.9%	—	—
Aged 61-90 days	3,435,373	35.5%	—	—
Aged 91-120 days	2,543,846	26.3%	—	—
Aged 121-150 days	1,933,763	20%	—	—
Aged 151-180 days	903,607	9.3%	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$9,673,967	100%	$—	—

The overall accounts receivable balance as of September 30, 2019 increased by $9,673,967, as compared to those of December 31, 2018. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful debts for the nine-month period ended September 30, 2019 is required.

Inventory

Our inventory consists of the following:

	September30, 2019		December 31, 2018
		% of total		% of total
Raw materials	$20,642	3%	$—	—
Finished goods	723,245	97%	—	—
Work-in-progress	—	—	65,169	100%
	$743,887	100%	$65,169	100%
Allowance for obsolete and slowing-moving inventory	(63,237)	—	(65,169)	—
Total	$680,650	100%	$—	—

The net inventory level as of September 30, 2019 increased by $680,650 (or 100%), as compared to the net inventory level as of December 31, 2018.

Raw materials increased by $20,642 as of September 30, 2019 as compared to December 31, 2018.

Our finished goods increased by $723,245 as of September 30, 2019 as compared to December 31, 2018.

Net Cash Used in Investing Activities

For the nine-month period ended September 30, 2019, we used approximately $57 million to acquire property, plant and equipment.

In the nine-month period ended September 30, 2018, we used approximately $0.68 million cash for the prepayment of land leases. We also used approximately $11.41 million to perform the rectification and improvements of our bromine and crude salt factories and the relocation of our chemical factories for the nine-month period ended September 30, 2018.

Net Cash Used in Financing Activities

We have no major financing activities for the nine-month period ended September 30, 2019.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs, setting up the new chemical factory and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $105.2 million at September 30, 2019, most of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2019 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19 – Capital Commitment and Operating Lease Commitments”.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures had immaterial weaknesses and were effective as of the end of the period covered by this Form 10-Q. The factor that was attributable to the conclusion is that we failed to disclose the Written Decisions and Court Rulings (as defined below) in a timely manner. For details of the Written Decisions and Court Rulings, please refer to “Part II – Other Information, Item 1 – Legal Proceedings” contained in this quarterly report. The failure was due to the below two major reasons: 1) the Company has been in close discussions with local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked, and (2) the Company had previously disclosed that on June 29 2018, the Company received a formal notice (dated June 25, 2018) jointly issued by various provincial government agencies in Shandong Province (the “Notice”) forwarded by the Weifang City Special Operations Leading Group Office of Safe Production, Transformation and Upgrading of Chemical Industry. In the Notice, the provincial government agencies set forth further requirements and procedures covering the following four aspects for the chemical industrial enterprises: project approval, planning approval, land use rights approval and environmental protection assessment approval. Those standards and procedures apply to all chemical industrial enterprises in Shandong Province including the Company’s bromine plants that have not completed project approval procedures, planning approval procedures, land use rights approval procedures and environmental protection assessment procedures. The Company believes that the government will not grant approval to the Company to allow its bromine and crude salt plants to resume operations until the Company has fully complied with the aforesaid rules set forth in the Notice.”

The Company’s management intends to take all necessary steps to address these weaknesses in its disclosure controls to be more efficient by, including, not limited to, (i) more closely monitoring the application of the Company’s comprehensive disclosure policy implementing procedures to strengthen disclosure controls, (ii) enhancing the identification, analysis and control of risks relevant to accurate and timely disclosure, and (iii) ensuring more timely transmission of information and communication within the organization.

(b) Changes in internal controls

Other than as described in (a) above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited ("SCHC") by the Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent.The Written Decisions challenged the land use of Factory nos. 2, 9, 7, 4, 8 and 10, respectively, and alleged, among other things, that SCHC had illegally occupied and used the land in the total area of approximately 52,674 square meter, on which Factory nos. 2, 9, 7, 4, 8 and 10 were built. The Written Decisions ordered SCHC, among other things, to return the land subject to the Written Decisions to its respective legal owner, restore the land to its original state, and demolish or confiscate all the buildings and facilities thereon and pay monetary penalty of approximately RMB 1.3 million ($184,000) in the aggregate. Each of the Written Decisions were to be executed within 15 days upon serving SCHC. Additional interest penalty would be imposed at a daily rate of 3% in the event that SCHC did not make the monetary penalty payment in a timely manner. As discussed below, the Company did not believe the local government would enforce the penalties so it did not make the payment. Subsequently, the Bureau filed enforcement actions to the People’s Court of Shouguang City, Shandong Province (the “Court”), naming SCHC as enforcement respondent and alleged, among other things, that SCHC failed to perform its obligations under each of the Written Decisions within the specified timeframe. The enforcement proceedings sought court orders to enforce the Written Decisions. On May 5, 2019, written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 384, (2019) Lu 0783 Xing Shen No. 385, (2019) Lu 0783 Xing Shen No. 389, (2019) Lu 0783 Xing Shen No. 390, (2019) Lu 0783 Xing Shen No. 393, and (2019) Lu 0783 Xing Shen No. 394, respectively (together, the “Court Rulings”) were made by the Court in favor of the Bureau. The Court ordered, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal owner and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings on SCHC. The Court Rulings became enforceable immediately upon service on SCHC on May 5, 2019.

The Company has been in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in close discussions with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. The Company has obtained verbal confirmation from local government authorities that the administrative penalty imposed on Factory No. 7 and Factory No. 8 are being revoked, and production at Factory No. 7 was allowed to resume in April 2019. In addition, on August 28, 2019, the People's Government of Shandong Province, issued a regulation titled "Investment Project Management Requirements of Chemical Companies in Shandong Province" permitting the construction of facilities on existing sites or infrastructure of bromine manufacturing and other chemical industry-related types of projects (clause 11 of section 3). The Company believes that the goal of the government is to standardize and regulate the industry and not to demolish the facilities or penalize the manufacturers. As of the date of this report, the Company has not been notified by the local government that it will take any measure to enforce the administrative penalties or implement the Court Rulings. Based on information known to date, the Company believes that it is remote that the Written Decisions or Court Rulings will be enforced within the expected timeframe, and a material penalty or costs and expenses against the Company will result. However, there can be no assurance that there will not be any further enforcement action, the occurrence of which may result in further liabilities, penalties and operational disruption.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 14, 2019	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 14, 2019	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)