Form 10-K
period 2019-12-31
GULF RESOURCES, INC.
filed 2020-04-14
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34499

Gulf Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11,Vegetable Building, Industrial Park of the East Shouguang City, Shandong, China	262700
(Address of principal executive offices)	(Zip Code)

+86 (536) 567-0008
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.0005 par value	GURE	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ _ No ☐_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was approximately $27 million based upon a closing sale price of $1.00.

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
As of April 14, 2020, the registrant had outstanding 9,517,427 shares of common stock.

i

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “plan”, “may”, “will”, variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption “Risk Factors”.  Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

PART I

Item 1. Business.

Introduction

We manufacture and trade bromine and crude salt, natural gas, manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, and manufacture and sell materials for human and animal antibiotics. To date, our products have been sold only within the People’s Republic of China. As used in this report, the terms “we,” “our,” “Company” and “Gulf Resources” refers to Gulf Resources, Inc. and its wholly-owned subsidiaries, and the terms “ton” and “tons” refers to metric tons, in each case, unless otherwise stated or the context requires otherwise.

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.15143 and $0.14509 during fiscal years 2018 and 2019, respectively. he reporting currency of the Company is the United States dollar (“USD” or $”).

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

Upper Class Group Limited, incorporated in the British Virgin Islands in July 2006, acquired all the outstanding stock of Shouguang City Haoyuan Chemical Company Limited (“SCHC”), a company incorporated in Shouguang City, Shandong Province, the People’s Republic of China (the “PRC”), in May 2005. At the time of the acquisition, members of the family of Mr. Ming Yang, our president and former chief executive officer, owned approximately 63.20% of the outstanding shares of Upper Class Group Limited. Since the ownership of Upper Class Group Limited and SCHC was then substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Upper Class Group Limited recognized the assets and liabilities transferred at their carrying amounts.

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

On February 5, 2007, we acquired Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”), a company incorporated in the People’s Republic of China. Under the terms of the acquisition agreement, the stockholders of SYCI received a total of 8,094,059 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of common stock of Gulf Resources, Inc. in exchange for all outstanding shares of SYCI’s common stock. Simultaneously with the completion of the acquisition, a dividend of $2,550,000 was paid to the former stockholders of SYCI. At the time of the acquisition, approximately 49.1% of the outstanding shares of SYCI were owned by Ms. Yu, Mr. Yang’s wife, and the remaining 50.9% of the outstanding shares of SYCI were owned by SCHC, all of whose outstanding shares were owned by Mr. Yang and his wife. Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI at their carrying amounts. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

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

As a result of the transactions described above, our corporate structure is linear. That is Gulf Resources owns 100% of the outstanding shares of Upper Class Group Limited, which owns 100% of the outstanding shares of Hong Kong Jiaxing, which owns 100% of the outstanding shares of SCHC, which owns 100% of the outstanding shares of SYCI. Further, as a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements, as contained in our Consolidated Financial Statements and Management’s Discussion and Analysis, appearing elsewhere in the report, reflect the accounts of SCHC and SYCI.

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

On January 27, 2020, we completed a 1-for-5 reverse stock split of our common stock, such that for each five shares outstanding prior to the stock split there was one share outstanding after the reverse stock split. All shares of common stock referenced in this report have been adjusted to reflect the stock split figures. On January 28, 2020, our shares began trading on the NASDAQ Global Select Market under the new CUSIP # 40251W 408.

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

Closure and rectification process of our Bromine, Crude Salt and Chemical Products factories

On September 1, 2017, the Company received letters from the People’s Government of Yangkou Town, Shouguang City to each of its subsidiaries, Shouguang City Haoyuan Chemical Company Limited and Shouguang Yuxin Chemical Industry Co., Limited, which stated that in an effort to improve the safety and environmental protection management level of chemical enterprises, the plants are requested to immediately stop production and perform rectification and improvements in accordance with the country’s new safety, environmental protection requirements. As a result, our facilities located in Yangkou Town were closed on September 1, 2017 to allow for rectification.

Subsequently, the Safety Supervision and Administration Department and the Environmental Protection Departments of the local government conducted inspections of every bromine production enterprise within its jurisdiction including our facilities, in order to improve security, environmental protections, pollution, and safety.

The Company has been working closely with the county authorities to develop rectification plans for both its bromine and crude salt businesses and agreed on a rectification plan in October 2017. As part of the rectification plan, the Company has converted its bromine and crude salt factories from coal to electricity, installed computerized production monitoring and safety equipment, lined all of the salt ponds, paved roads, and performed some other upgrades. In the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018 since the beginning of the rectification. The Company entered into contracts related to building new extraction wells for bromine facilities in the aggregate amount of approximately $40 million. The Company has built new extraction wells for bromine facilities and incurred $ 40,135,280 for such purpose during the fiscal year ended December 31, 2019.

On September 21, 2018, the Company received a closing notice from the People’s Government of Yangkou Town, Shouguang City informing it to close its three bromine factories (Number 3, Number 4, and Number 11.) and not allowed to resume production. The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority. In closing these factories, the Company wrote off net book value of these factories’ property, plant and equipment in the amount of $18,644,473 in the loss on demolition of the factory in the consolidated statements of loss for the fiscal year ended December 31, 2018, recorded an impairment loss on the related mineral rights of these three factories of $1,284,832 included in the impairment of property, plant and equipment in the consolidated statements of loss for the fiscal year ended December 31, 2018 and wrote off $52,926 of prepaid land lease recorded in other operating loss in the consolidated statements of loss for fiscal year ended December 31, 2018. The Company incurred dismantling fee in the amount of $273,757 recorded in other operating loss in the consolidated statements of loss for fiscal year ended December 31, 2018. The Company negotiated with the local villages over compensation for the payment already made for these land leases and mineral rights in the past. This part of the cost has been used as the resumption of land use, so the village committee will not be compensated.

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

To date, we have secured the land for our new chemical factory. The Company also has had the final approval regarding environmental protection assessment. The Company expects to start our new chemical factory construction in May 2020. There was an impairment loss on the property, plant and equipment related to the relocation of our chemical plants to Bohai Park in the amount of $16,636,322, since much of the equipment that was used in the chemical factories was relatively old. Further, even if it had been newer, we believe that it might not have passed new environmental tests.  The total cost of building the new factory is currently estimated to be approximately $60 million. The Company incurred relocation costs in the amount of $10,320,017 and $10,489,930 as of December 31, 2019 and 2018.

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbalnotice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying.

We are not writing off any of the goodwill related to our chemicals business. We believe the new chemical factory could produce strong sales and profits. We believe there may be much less capacity in the chemical industry, as many factories may be permanently closed. In addition, other competitor factories may reduce their production capacity. We expect to have a factory that operates efficiently. Considering the above factors and our strength with better equipment, we expect to generate sales and earnings in this segment at a level well above previous periods.

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

The extraction of bromine in the Shandong Province is limited by the provincial government to licensed operations.  We hold one such license.  As part of our business strategy, it is our plan to continue acquiring smaller scaled and unlicensed producers and to use our bromine to expand our downstream chemical operations

Location of Production Sites

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI.  At the present time, SYCI is closed pursuant to the letter from government dated on November 24, 2017. It will be relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City. SYCI paid $9,115,276 for a 50-year lease of a piece of land for its new factories at Bohai Marine Fine Chemical Industrial Park in December, 2017 and leased another piece of land from the third party for its new chemical factory. We have had the final approval for our new chemical factory and expect to start construction around in May 2020.

Historically, SYCI concentrated its efforts on the production and sale of chemical products that are used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals and materials that are used for human and animal antibiotics. SYCI engaged in depth study of existing products and new product research and development at the same time. SYCI’s annual production of oil and gas field exploration products and related chemicals was over 26,000 tons, and its production of papermaking-related chemical products was over 5,000 tons. SYCI’s annual production capacity of materials that are used for human and animal antibiotics was over 6,800 tons.

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

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2019 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, and Shouguang Weidong Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy.

During the year ended December 31, 2019, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $5,371,125, or approximately 54% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 22%, respectively, of total net revenue from the sale of bromine. During the year ended December 31, 2018, the net revenue for the bromine segment was $0 due to the closure of all of our plant and factories in order to perform rectification and improvement since September 1, 2017.

During each of the years ended December 31, 2019 and 2018, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $522,758 and $1,981,573, respectively, or approximately 100% and 100% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 37% and 39%, respectively, of total net revenue from the sale of crude salt.

During the year ended December 31, 2019, the net revenue for the chemical products was $0, During the year ended December 31, 2018, there were limited chemical products for sale due to the closure of our chemical factories since September 1, 2017, we only sold limited chemical products and raw materials to our customers in the aggregate amount of $613,368.

Principal Suppliers

Our principal external suppliers are Laizhou Shengfu Chemical Company Limited, Shandong Xinlong Group Company Limited, Weifang Wanhong Chemical Company Limited.

During the year ended December 31, 2019, we purchased 100% of raw materials for our bromine and crude production from our top three suppliers. During the year ended December 31, 2018, we did not purchase any raw materials for our bromine and crude production.

During the year ended December 31, 2019 and 2018, we did not purchase any raw materials for chemical products production. This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of keen competition and the trend of less bromine contraction of brine water being extracted in Shouguang City, Shandong Province, the Company intended to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. On January 30, 2015 we announced that we had found natural gas resources under our bromine well in the Sichuan area. On November 23, 2015, the Company’s wholly owned subsidiary SCHC entered into an agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt). In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. Then later on, the Company found some issues related to the water and other potential impurities in the natural gas during trial production. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company completed the test production at its first natural gas well in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying.

On September 1, 2017, the Company received notification from the Government of Yangkou Town, Shouguang City of PRC that required production at all its factories be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the local new safety and environmental protection requirements.

The Company has been working closely with the County authorities to develop rectification plans for both its bromine and crude salt businesses and had agreed on a plan in October 2017. In the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018. The Shouguang City Bromine Association, on behalf of all the bromine plants in Shouguang, has started discussions with the local government agencies. The local governmental agencies confirmed the facts that their initial requirements for the bromine industry did not include the project approval, the planning approval and the land use rights approval and that those three additional approvals were new requirements of the provincial government. The Company understood from the local government that it has been coordinating with several government agencies to solve these three outstanding approval issues in a timely manner and that all the affected bromine plants are not allowed to commence production prior to obtaining those approvals. In April 2019, Factory No.1, Factory No.5 and Factory No.7 (Factory no. 5 is considered part of Factory no.7 and both are managed as one factory since 2010) restarted operations upon receipt of verbal notification from local government of Yangkou County. On May 7, 2019, the Company renamed its Subdivision Factory No. 1 to Factory No. 4; and Factory No. 5 (which was previously considered part of Factory No. 7) to Factory No. 7.

The Company is not certain when the approval documents will be obtained. The Company believes that this is another step by the government to improve the environment. It further believes the goal of the government is not to close all plants, but rather to codify the regulations related to project approval, land use, planning approval and environmental protection assessment approval so that illegal plants are not able to open in the future and so that plants close to population centers do not cause serious environmental damage.

The Company believes the issues related to the remaining five bromine and crude salt factories which have passed inspection are almost resolved. The Company is actively working with the local government to obtain the documentation for approval of project, planning, land use rights and environmental protection evaluation.

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s all bromine facilities, including Factory No.1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated on February 27, 2020 issued by the local governmental authority which allows us to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s factories No.7 and No.1 started trial production on middle of March, 2020, and commenced commercial production on April 3rd, 2020.

▼ Chemical Products

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (the “November 2017 Letter”). Since then, our chemical factory has been shut down. We believe this is part of the country’s efforts to improve the development of the chemical industry, facilitate safe production and curb environmental pollution, and ensure the quality of living environment of residents. The Company expects to cost approximately $60 million in total in connection with the relocation. The Company incurred relocation costs in the amount of $10,320,017 as of December 31, 2019.

In January 2020, the Company obtained the environmental protection assessment approval performed by the government of Shouguang City, Shandong Province for the proposed new Yuxin chemical factory. With this approval, the Company is permitted to construct our new chemical factory and the Company plans to begin construction in May 2020.

Competition

To date, our sales have been limited to customers within the PRC and we expect that our sales will remain primarily domestic for the immediate future.  Our marketing strategy involves developing long term ongoing working relationships with customers based on large multi-year agreements which foster mutually advantageous relationships.

We compete with PRC domestic private companies and state owned companies. Certain state owned and state backed competitors are more established and have more control of certain resources in terms of pricing than we do.  We compete in our business based on price, our reputation for quality and on-time delivery, our relationship with suppliers and our geographical proximity to natural brine deposits in the PRC for bromine, crude salt and chemical productions.  Management believes that our stable quality, manufacturing processes and plant capacity for the production of bromine, crude salt and chemical products are key considerations in awarding contracts in the PRC.

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

In the natural resources sector, the PRC and the various provinces have enacted a series of laws and regulations over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation.  The “China Mineral Resources Law” declares state ownership of all mineral resources in the PRC.  However, mineral exploration rights can be purchased, sold and transferred to foreign owned companies. Mineral resource rights are granted by the Central Government permitting recipients to conduct mineral resource activities in a specific area during the license period. These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the Central Government a natural resources tax in an amount equal to a percent of annual crude salt sales and tones of bromine sold. Shandong Province has determined that bromine is to be extracted only by licensed entities and we hold one of such licenses. Despite the province desire to limit extraction to licensed entities hundreds of smaller operations continue to extract bromine without licenses.

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

Employees

As of December 31, 2019, we employed approximately 606 full-time employees, of whom approximately 59% are with SCHC and DCHC, and 41% are with SYCI. Approximately 6% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 21% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution amounts to 33% of the average monthly salary. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $1,035,687 for fiscal year 2019.

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

FIGURE 2.2 – DETAIED MAP OF MINING PROPERTIES

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

SYCI concentrates its efforts on the production and sale of chemical products that are used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, and manufacture and sell materials that are used for human and animal antibiotics in China. Currently, SYCI is closed according to the November 2017 Letter. It will be relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City, Shandong Province, China.

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

The mining certificate were renewed in July 2018 with production limit of 24,000 tons of bromine production per year.

On September 21, 2018, we received a closing notice from the People’s Government of Yangkou Town, Shouguang City informing us that we had to shut down our three bromine factories (Factory No. 3,No. 4, and No. 11.).

The following is a description of the land use and mineral rights related to each of the nine properties held by SCHC as of December 31, 2019.

All of the bromine factories are under rectification process without production.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2019	34.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 4 (originally named as Subdivision of Factory No. 1) – State-owned Shouguang Qinshuibo Farm
Area	0.79 acres
Date of Factory lease	January 1, 2011
Factory Lease Term	Twenty Years
Factory lease Expiration Date	2030
The number of remaining years to expiration of the of the factory lease as of December 31, 2019	11.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB5,000,000
Mining Permit No.:	Under application

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2019	33 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 2 – State Operated Shouguang Qingshuibo Farm
Area	568 acres
Date of Acquisition	December 30, 2010
Land Use Rights Lease Term	Thirty Years
Land Use Rights Expiration Date	2040
The number of remaining years to expiration of the of the land lease as of December 31, 2019	21.7 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB172,500 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 7 (originally named as No. 5)– Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2019	35 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2019	39.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150 (increase 5% per two years)
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2019	39.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2019	40.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,000 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2019	2.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000 (increase 5% per year)
Mining Permit No.:	Under application

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

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2019 Utilization Ratio	2018 Utilization Ratio
Factory No. 1	—	6,442	6,681	28%	—
Factory No. 2	April 7, 2007	1,846	4,844	—	—

Factory No. 7* (originally named as No. 5 and No. 7)	October 25, 2007/ January 7, 2009	3,776	6,986	27%	—

Factory No. 8	September 7, 2009	2,723	4,016	—	—
Factory No. 9	June 7, 2010	759	2,793	—	—
Factory No.4 (originally named as Subdivision of Factory No. 1)	January 1, 2011	1	3,186	—	—
Factory No. 10	December 22, 2011	1,700	3,000	—	—

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2019			2018
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	1,227	1,113	29,752	—	—	—
Factory No. 2	—	—	—	—	—	—
Factory No. 3**	—	—	—	—	—	—
Factory No. 4**	—	—	—	—	—	—
Factory No. 7* (originally named as No. 5 and No. 7) *	1,255	1,207	29,740	—	—	—

Factory No. 8	—	—	—	—	—	—
Factory No. 9	—	—	—	—	—	—
Factory No. 4( originally know Subdivision of Factory No. 1)	—	—	—	—	—	—
Factory No. 10	—	—	—	—	—	—
Factory No. 11**	—	—	—	—	—	—
Total	2,482	2,320		—	—

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other., and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

**	Factory No. 3, 4 and 11 were demolished in September 2018.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2019			2018
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	8,431	7,419	143	—	2,790	264
Factory No. 2	—	1,859	170	—	6,713	250
Factory No. 7* (Originally Named as No. 5 and No. 7) *	13,131	15,163	147	—	10,592	251

Factory No. 8	—	—	—	—	20,371	252
Factory No. 9	—	—	—	—	9,941	255
Total	21,562	24,441		—	50,407

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019

The following table shows the chemical products produced and sold for our SYCI’s production facilities and the weighted average price received for all products sold for the last two years.

	2019			2018
Chemical Products	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Oil and gas exploration additives	—	—	—	—	—	—
Paper manufacturing additives	—	—	—	—	—	—
Pesticides manufacturing additives	—	—	—	—	14	44,000
Pharmaceutical intermediates	—	—	—	—	—	—
By products	—	—	—	—	96	10,222
Total					110	—

Item 3. Legal Proceedings.

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited (“SCHC”) by the Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent. The Written Decisions challenged the land use of Factory nos. 2, 9, 7, 4, 8 and 10, respectively, and alleged, among other things, that SCHC had illegally occupied and used the land in the total area of approximately 52,674 square meter, on which Factory nos. 2, 9, 7, 4, 8 and 10 were built. The Written Decisions ordered SCHC, among other things, to return the land subject to the Written Decisions to its respective legal owner, restore the land to its original state, and demolish or confiscate all the buildings and facilities thereon and pay monetary penalty of approximately RMB 1.3 million ($184,000) in the aggregate. Each of the Written Decisions were to be executed within 15 days upon serving SCHC. Additional interest penalties would be imposed at a daily rate of 3% in the event that SCHC did not make the monetary penalty payment in a timely manner. As discussed below, the Company did not believe the local government would enforce the penalties so it did not make the payment. Subsequently, the Bureau filed enforcement actions to the People’s Court of Shouguang City, Shandong Province (the “Court”), naming SCHC as enforcement respondent and alleged, among other things, that SCHC failed to perform its obligations under each of the Written Decisions within the specified timeframe. The enforcement proceedings sought court orders to enforce the Written Decisions. On May 5, 2019, written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 384, (2019) Lu 0783 Xing Shen No. 385, (2019) Lu 0783 Xing Shen No. 389, (2019) Lu 0783 Xing Shen No. 390, (2019) Lu 0783 Xing Shen No. 393, and (2019) Lu 0783 Xing Shen No. 394, respectively (together, the “Court Rulings”) were made by the Court in favor of the Bureau. The Court ordered, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal owner and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings on SCHC. The Court Rulings became enforceable immediately upon service on SCHC on May 5, 2019.

In the last twenty years, we believe there were no government regulations requiring bromine manufacturers to obtain land use and planning approval documents. As such, we believe most of the bromine manufacturers in Shouguang City do not have land use and planning approval documents and lease their land parcels from the village associations and are facing the same issues in connection with land use and planning as the Company.

The Company is in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in discussions closely with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. The Company has obtained one confirmation from the local government authorities that the administrative penalty imposed on Factory No. 7 , Factory No. 8 and Factory No.10 are being revoked which are waiting for the Court formal approval ,and production of Factory No. 7 was allowed to resume in April 2019. In addition, on August 28, 2019, the People’s Government of Shandong Province, issued a regulation titled “Investment Project Management Requirements of Chemical Companies in Shandong Province” permitting the construction of facilities on existing sites or infrastructure of bromine manufacturing and other chemical industry-related types of projects (clause 11 of section 3).The Company believes that the goal of the government is to standardize and regulate the industry and not to demolish the facilities or penalize the manufacturers. As of the date of this report, the Company has not been notified by the local government that it will take any measure to enforce the administrative penalties. Based on information known to date, the Company believes that it is remote that the Written Decisions or Court Rulings will be enforced within the expected timeframe and a material penalty or costs and expenses against the Company will result. However, there can be no assurance that there will not be any further enforcement action, the occurrence of which may result in further liabilities, penalties and operational disruption.

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of December 31, 2019.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2019 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2019

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	135,100	$7.2	990,198
Equity compensation plans not approved by security holders	—	—	—
Total	135,100	$7.2	990,198

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

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

Through our wholly-owned subsidiary, SYCI, we manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals and manufacture and sell materials that are used for human and animal antibiotics.

As disclosed in the Company’s Current Report on Form 8-K filed on September 8, 2017, the Company received, on September 1, 2017, letters from the Yangkou County, Shouguang City government addressed to each of its subsidiaries, SCHC and SYCI, which stated that in an effort to improve the safety and environmental protection management level of chemical enterprises, the plants are requested to immediately stop production and perform rectification and improvements in accordance with the country’s new safety and environmental protection requirements. In the Company’s press release of August 11, 2017 and on its conference call of August 14, 2017, the Company addressed concerns that increased government enforcement of stringent environmental rules that were adopted in early 2017 to insure corporations bring their facilities up to necessary standards so that pollution and other negative environmental issues are limited and remediated, could have an impact on our business in both the short and long-term. The Company also expressed that although it believed its facilities were fully compliant at the time, the Company did not know how its facilities would fare under the new rules and that the Company expected to have a full understanding of the implications within the next two months. Teams of inspectors from the government were sent to many provinces to inspect all mining and manufacturing facilities. The local government requested that facilities be closed, so that the facilities can undergo the inspection and analysis in the most efficient manner by inspectors’ team. As a result, our facilities were closed on September 1, 2017.

Subsequently, the Safety Supervision and Administration Department and the Environmental Protection Departments of the local government conducted inspections of every bromine production enterprise within its jurisdiction, in order to improve security, environmental protections, pollution, and safety. The Company had been working closely with the County authorities to develop rectification plans for both its bromine and its chemical businesses. The Company and the government had agreed on a rectification plan for SCHC, the Company’s bromine and crude salt businesses which is currently under process. The Company worked closely with the County authorities to develop rectification plans for both its bromine and crude salt businesses and agreed on a plan in October 2017. In the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018. Based on the renewed mining certificate, SCHC is limited to produce up to 24,000 tons of bromine per year, we believe this is sufficient for its production utilization rate ..The Shouguang City Bromine Association, on behalf of all the bromine plants in Shouguang, has started discussions with the local government agencies. The local governmental agencies confirmed the facts that their initial requirements for the bromine industry did not include the project approval, the planning approval and the land use rights approval and that those three additional approvals were new requirements of the provincial government. The Company understood from the local government that it has been coordinating with several government agencies to solve these three outstanding approval issues in a timely manner and that all the affected bromine plants are not allowed to commence production prior to obtaining those approvals. In April 2019, Factory No.1, Factory No.5 and Factory No.7 (Factory no. 5 is considered part of Factory no.7 and both are managed as one factory since 2010) restarted operations upon receipt of verbal notification from local government of Yangkou County. On May 7, 2019, the Company renamed its Subdivision Factory No. 1 to Factory No. 4; and Factory No. 5 (which was previously considered part of Factory No. 7) to Factory No. 7.

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

The Company believes the issues related to the remaining three bromine and crude salt factories which have passed inspection are almost resolved. The Company is actively working with the local government to obtain the documentation for approval of project, planning, land use rights and environmental protection evaluation.

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, decided to relocate chemical enterprises to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Chemical companies that are not being asked to move into the park will be permanently closed. Although we are in compliance with regulations within the county due to the proximity of our subsidiary, SYCI’s production plant to a residential area, we have been asked to relocate our chemical production plant to Bohai Marine Fine Chemical Industry Park. However, we must not commence activities until we have relocated the production plant and received inspection approval from related departments. The Company has secured from the government the land use rights for its chemical plants located at the Bohai Park and presented a completed construction design draft and other related documents to the local authorities for approval. On January 6 , 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The environmental protection approval was the last approval required before commencing construction. With this approval, Gulf Resources plans to begin construction in May 2020.

In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. The Company has been working with Xinan Shiyou Daxue (Southwest Petroleum University) and developed a solution to DHCH’s technical drilling problem. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company has completed the test production at its first natural gas well in Sichuan Province and has commenced trial production in January 2019. Later On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying.

On August 12, 2019, Thypoon Lekima hit Shandong Province. Over 15 inches of rain fell in Weifang city. All of our bromine mines were flooded. We had to close the two factories that were open and postpone opening other factories while we conducted repairs.

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC, the consolidated financial statements and the information presented below as of and for the year ended December 31, 2019. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

On January 28, 2020 we completed a 1-for-5 reverse stock split of our common stock, such that for each five shares outstanding prior to the stock split there was one share outstanding after the reverse stock split.  All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.

RESULTS OF OPERATIONS.

Year ended December 31, 2019 as compared to year ended December 31, 2018

	Years ended
	December 31, 2019	December 31, 2018	Percent Change Increase/ (Decrease)
Net Revenue	$10,596,521	$2,594,941	308%
Cost of Net Revenue	$(5,430,269)	$(1,310,272)	314%
Gross Profit	$5,166,252	$1,284,669	302%
Sales, Marketing and Other Operating Expense	$(12,434)	$(66,111)	(81%)
Write-off / Impairment on property, plant and equipment	$—	$(1,397,313)	(100%)
Loss on demolition of factory	$—	$(18,644,473)	(100%)
Direct labor and factory overheads incurred during plant shutdown	$(15,175,280)	$(21,081,692)	(28%)
Write-off / Impairment on prepaid land lease	$—	$(4,004,788)	(100%)
Impairment for goodwill	—	(27,966,050)	(100%)
General and Administrative Expenses	$(13,272,921)	$(11,268,800)	18%
Other Operating Expense	$—	$(407,973)	(100%)
Loss from Operations	$(23,294,383)	$(83,552,531)	(72%)
Other Income, Net	$301,325	$500,690	(40%)
Loss before Taxes	$(22,993,058)	$(83,051,841)	(72%)
Income (Taxes) benefit	$(2,806,987)	$13,087,855	(121%)
Net loss	$(25,800,045)	$(69,963,986)	(63%)

Net Revenue  The table below shows the changes in net revenue in the respective segment of the Company for the fiscal year 2019 compared to the same period in 2018:

	Net Revenue by Segment
	Year Ended		Year Ended		Percent decrease
	December 31, 2019		December 31, 2018		of Net Revenue
Segment		% of total		% of total
Bromine	$10,022,027	95%	$—	—	—
Crude Salt	522,758	4%	1,981,573	76%	(72%)
Chemical Products	—	—	613,368	24%	(100%)
Natural Gas	51,736	1%	—	—	—
Total sales	$10,596,521	100%	$2,594,941	100%	308%

	Years Ended December 31		Percent Change
Bromine and crude salt segments product sold in tonnes	2019	2018	Decrease
Bromine (excluded volume sold to SYCI)	2,320	—	—
Crude Salt	24,441	50,407	(52%)

	Year Ended		Percentage Change
Chemical products segment sold in tonnes	December 31, 2019	December 31, 2018	Decrease
Oil and gas exploration additives	—	—	—
Paper manufacturing additives	—	—	—
Pesticides manufacturing additives	—	14	(100%)
Pharmaceutical intermediate	—	—	—
By product	—	96	(100%)
Overall	—	110	—

	Year Ended		Percentage
Natural gas segments product sold in cubic metre	December 31, 2019	December 31, 2018	Change Increase
Natural Gas	349,900	—	—

Bromine segment

Net revenue from our bromine segment increased to $10,022,027 for the nine-month period ended December 31, 2019 compared to $0 for the year ended December 31, 2018.

Crude salt segment

Net revenue from our crude salt segment decreased to $522,758 for the year ended December 31, 2019 compared $1,981,573 for the same period in 2018, The reason for the decrease in the year ended December 31, 2019compared with the same period of last year is that the production of only two plants resumed in April 2019, Hence, there is limited amount of crude salt available for sale in the year ended December 31, 2019.

Chemical products segment

	Product Mix of Chemical Products Segment				Percent
	Year Ended		Year Ended		Change of
	December 31, 2019		December 31, 2018		Net Revenue
Chemical Products		% of total		% of total
Oil and gas exploration additives	$—	—	$—	—	—
Paper manufacturing additives	—	—	—	—	—
Pesticides manufacturing additives	—	—	98,200	16%	(100%)
Pharmaceutical intermediates	—	—	—	—	—
By product	—	—	154,666	25%	(100%)
Raw materials	—	—	360,502	59%	(100%)
Total sales	$—	—	$613,368	100%	—

For the year ended December 31, 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. For the year ended December 31, 2018, the net revenue for the chemical products segment was $613,368 was from inventory on hand as of September 1, 2017.We are setting up a new factory in Bohai Park. As a result there were no chemical products for sale for the year ended December 31, 2019.

Natural gas segment

For the year ended December 31, 2019, the net revenue for the natural gas was $51,736.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2019		December 31, 2018		Net Revenue
Segment		% of total		% of total
Bromine	$4,815,890	89%	$—	—	—
Crude Salt	564,091	10%	765,944	58%	(26%)
Chemical Products	—	—	544,328	42%	(100%)
Natural Gas	50,288	1%	—	—	—
Total	$5,430,269	100%	$1,310,272	100%	314%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $5,430,269 for the year ended December 31, 2019, an increase of $4,119,997 (or 314%) as compared to the same period in 2018 due to the sale of goods produced in Factory no. 1 and Factory no. 7 which resumed production in April 2019.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2018	31,506	—
Fiscal year 2019	31,506	19%
Variance of the fiscal year 2019 and 2018	0	0

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio was 12% for the year ended December 31, 2019.

Bromine segment

For the year ended December 31, 2019 the cost of net revenue for the bromine segment was $4,815,890.

For the year ended December 31, 2018, the cost of net revenue for the bromine segment was $0 due to the closure of all of our plant and factories to perform rectification and improvement since September 1, 2017. As a result, there was no bromine in inventory for sale for the year ended December 31, 2018.

Crude salt segment

For the year ended December 31, 2019 the cost of net revenue for the crude salt segment was $564,091.The cost of net revenue for our crude salt segment for the year ended December 31, 2018 was $765,944.

Chemical products segment

Cost of net revenue for our chemical products segment for the fiscal year 2018 was $544,328.

Natural gas segment

Cost of net revenue for our natural gas segment for the year ended December 31, 2019 was $50,288.

Gross Profit. Gross profit was $5,166,252, or 49%, of net revenue for the year ended December 31, 2019 compared to $1,284,669, or 50%, of net revenue for the same period in 2018.

	Gross Profit (Loss) by Segment				% Point Change
	Year Ended		Year Ended		of Gross
	December 31, 2019		December 31, 2018		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$5,206,136	52%	$—	—	49%
Crude Salt	(41,332)	(8%)	1,215,629	61%	(61%)
Chemical Products	—	—	69,040	11%	(11%)
Natural Gas	1,448	3%	—	—	—
Total Gross Profit	$5,166,252	49%	$1,284,669	50%	(1%)

Bromine segment

For the year ended December 31, 2019, the gross profit margin for our bromine segment was 52%.

Crude salt segment

For the year ended December 31, 2019 the gross loss margin for our crude salt segment was 8%.

Chemical products segment

For the year ended December 31, 2018, the gross profit margin for our chemical segment was 11% because the goods sold was raw materials in which we had recorded a 100% allowance for obsolescence in the fiscal year 2017.

Direct labor and factory overheads incurred during plant shutdown. On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) of a total amount of $15,175,280 and $21,081,692 incurred for the fiscal year 2019 and 2018 which would have been presented in the cost of net revenue were presented as part of the operating expense.

Loss on demolition of factory On September 21, 2018, the Company received a closing notice from the People’s Government of Yangkou Town, Shouguang City informing it to close its three bromine factories (Number 3, Number 4, and Number 11.). The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority. In closing these factories, the Company wrote off net book value of these factories’ property, plant and equipment in the amount of $18,644,473 in the loss on demolition of factory in the consolidated statements of income for the fiscal year 2018.

Impairment for goodwill. As of December 31, 2018, the Company performed the qualitative assessment and determined that it is more likely than not that the fair value of its chemical segment is less than its carrying amount due to the uncertainty in the timing of receipt of the final approval of the design of the new factory and the time that the segment may need to build up the customer base to a level similar to the past. Considering these factors, the Company determined the fair value of its chemical segment based on the discounted cash flow model is less than the carrying amount of its chemical segment to the extent of the entire goodwill and recorded an impairment charge of $27,966,050 in the year ended December 31, 2018.

General and Administrative Expenses. General and administrative expenses were $13,272,921 for the year ended December 31, 2019, an increase of $2,004,121 (or 18%) as compared to$11,268,800 for the same period in 2018.

Loss from Operations. Loss from operations was $23,294,383 for the fiscal year 2019, compared to a loss of $83,552,531 in the same period in 2018.

	Income (loss) from Operations by Segment
	Year ended December 31, 2019		Year ended December 31, 2018
Segment:		% of total		% of total
Bromine	$(15,609,979)	68%	$(40,504,752)	48%
Crude Salt	$(4,446,900)	19%	$(8,336,305)	10%
Chemical Products	$(2,823,298)	12%	$(34,757,750)	42%
Natural Gas	$(188,949)	1%	$(204,517)	—
Loss from operations before corporate costs	$(23,069,126)	100%	$(83,803,324)	100%
Corporate costs	$(646,914)		$(1,064,661)
Unrealized gain on translation of intercompany balance	$421,657		$1,315,454
Loss from operations	$(23,294,383)		$(83,552,531)

Bromine segment

Loss from operations from our bromine segment was $15,609,979 for the fiscal year 2019, compared to a loss of $40,504,752 in the same period in 2018.

Crude salt segment

Loss from operations from our crude salt segment was $4,446,900 for fiscal year 2019, compared to a loss of $8,336,305 in the same period in 2018.

Chemical products segment

Loss from operations from our chemical products segment was $2,823,298 for the fiscal year 2019, compared to a loss of $34,757,750 in the same period in 2018.

Natural gas segment

Loss from operations from our natural gas segment was $188,949 for the fiscal year 2019, compared to a loss of $204,517 in the same period in 2018.

Other Income, Net. Other income, net, which represent bank interest income, net of finance lease interest expense was $301,325 for the fiscal year 2019, an decrease of $199,365(or approximately 40%) as compared to the same period in 2018.

Net Income (loss). Net loss was $25,800,045 for the fiscal year 2019, compared to net loss of $69,963,986 in the same period in 2018. This decrease in the net loss was attributable to resume production and sales of two factories.

Effective Tax Rate. Our effective income tax (expense) benefit rate for the fiscal years 2019 and 2018 were (12%) and 16% respectively. This was mainly due to an increase in valuation allowance of $8,672,817 in the fiscal year 2019. The effective income tax benefit rate of 16% for the fiscal year 2018 differs from the PRC statutory income tax rate of 25% mainly due to non-taxable item in connection with the unrealized exchange gain.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, cash and cash equivalents were $100,301,986 as compared to $178,998,935 as of December 31, 2018.  The components of this decrease of $78,696,949 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2019	2018
Net cash (used in) provided by operating activities	$(15,309,112)	$17,340,671
Net cash used in investing activities	$(60,611,949)	$(35,954,282)
Net cash used in financing activities	$(275,509)	$(294,295)
Effects of exchange rate changes on cash and cash equivalents	$(2,500,379)	$(10,999,918)
Net decrease in cash and cash equipment	$(78,696,949)	$(29,907,824)

For the fiscal years 2019 and 2018, we met our working capital and capital investment requirements mainly by using cash flows from operations and cash on hand.

Net Cash Provided by Operating Activities

During the year ended December 31, 2019, cash flow used in operating activities of approximately $15 million was mainly due to a net loss of $25.8 million, an increase in accounts receivable of $5.07 million, reduced by a non-cash adjustment related to a decrease in deferred tax assets of $2.7 million and to depreciation and amortization of property, plant and equipment.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
		% of total		% of total
Aged 1-30 days	$—	—	$—	—
Aged 31-60 days	—	—	—	—
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	506,703	10%	—	—
Aged 151-180 days	2,368,495	49%	—	—
Aged 181-210 days	2,001,908	41%	—	—
Aged 211-240 days	—	—	—	—
Total	$4,877,106	100%	$—	—

The overall accounts receivable balance as of December 31, 2019increased by $4,877,106, as compared to those of December 31, 2018. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. All receivables were collected in the January through March in 2020.

Inventory

Our inventory consists of the following:

	December 31, 2019		December 31, 2018
		% of total		% of total
Raw materials	$20,928	3%	$—	—
Finished goods	669,159	97%	—	—
Total	$690,087	100%	$—	—

The net inventory level as of December 31, 2019 increased by $690,087, as compared to the net inventory level as of December 31, 2018.

Raw materials increased by $20,928 as of December 31, 2019 as compared to December 31, 2018.

Our finished goods increased by $669,159 as of December 31, 2019 as compared to December 31, 2018.

Net Cash Used In Investing Activities

For the fiscal year 2019, we used approximately $65 million to acquire property, plant and equipment.

In the fiscal year 2018, we used approximately $0.7 million cash for the prepayment of land leases. We also used approximately $28.6 million to perform the rectification and improvements of our bromine and crude salt factories and the relocation of our chemical factories for the fiscal year 2018.

Net Cash Used In Financing Activities

We have no major financing activities for the year ended December 31, 2019.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

We had available cash of approximately $100 million at December 31, 2019, all of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2019 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 19 - Capital Commitment and Operating Lease Commitments.”

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

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F6 – F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-30

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gulf Resources, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania
April 14, 2020

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
	December 31, 2019	December 31, 2018
Current Assets
Cash	$100,301,986	$178,998,935
Accounts receivable	4,877,106	—
Inventories, net	690,087	—
Prepayments and deposits	1,332,970	8,096,636
Prepaid land leases	—	235,459
Other receivables	559	12,506
Total Current Assets	107,202,708	187,343,536
Non-Current Assets
Property, plant and equipment, net	137,994,949	82,282,630
Finance lease right-of use assets	179,526	250,757
Operating lease right-of –use assets	8,817,884	—
Prepaid land leases, net of current portion	9,115,276	9,639,009
Deferred tax assets	15,940,642	19,030,858
Total non-current assets	172,048,277	111,203,254
Total Assets	$279,250,985	$298,546,790
Commitment and Contingencies
Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$1,106,048	$905,258
Retention payable	3,805,483	332,416
Taxes payable-current	779,623	1,188,687
Finance lease liability, current portion	198,506	197,480
Operating lease liabilities, current portion	416,604	—
Total Current Liabilities	6,306,264	2,623,841
Non-Current Liabilities
Finance lease liability, net of current portion	1,905,772	2,069,545
Operating lease liabilities, net of current portion	7,931,849	—
Total Non-Current Liabilities	$9,837,621	$2,069,545
Total Liabilities	$16,143,885	$4,693,386

Commitment and Contingencies

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 9,562,444 and 9,410,588 shares issued; and 9,516,614 and 9,360,758 shares outstanding as of December 31, 2019 and December 31, 2018	$23,904	$23,525
Treasury stock; 45,830 and 49,830 shares as of December 31, 2019 and December 31, 2018 at cost	(510,329)	(554,870)
Additional paid-in capital	95,043,388	95,020,808
Retained earnings unappropriated	159,808,400	185,608,445
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	(15,491,807)	(10,478,048)
Total Stockholders’ Equity	263,107,100	293,853,404
Total Liabilities and Stockholders’ Equity	$279,250,985	$298,546,790

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2019	2018

NET REVENUE
Net revenue	$10,596,521	$2,594,941

OPERATING EXPENSE
Cost of net revenue	(5,430,269)	(1,310,272)
Sales, marketing and other operating expenses	(12,434)	(66,111)
Write-off/Impairment on property, plant and equipment	—	(1,397,313)
Loss on demolition of factory	—	(18,644,473)
Direct labor and factory overheads incurred during plant shutdown	(15,175,280)	(21,081,692)
Write-off of prepaid land lease	—	(4,004,788)
Impairment for goodwill	—	(27,966,050)
General and administrative expenses	(13,272,921)	(11,268,800)
Other operating loss	—	(407,973)

	(33,890,904)	(86,147,472)

LOSS FROM OPERATIONS	(23,294,383)	(83,552,531)

OTHER INCOME (EXPENSE)
Interest expense	(145,445)	(160,422)
Interest income	446,770	661,112
LOSS BEFORE INCOME TAXES	(22,993,058)	(83,051,841)

INCOME TAX (EXPENSE) BENEFIT	(2,806,987)	13,087,855
NET LOSS	$(25,800,045)	$(69,963,986)

COMPREHENSIVE LOSS:
NET LOSS	$(25,800,045)	$(69,963,986)
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	(5,013,759)	(18,641,006)
COMPREHENSIVE LOSS	$(30,813,804)	$(88,604,992)

LOSS PER SHARE:
BASIC AND DILUTED	$(2.73)	$(7.45)

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC AND DILUTED	9,465,432	9,360,758

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2019 AND 2018
(Expressed in U.S. dollars)

	Common stock
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income (loss)	Total
BALANCE AT JANUARY 1, 2018	9,410,588	9,360,758	49,830	$23,525	$(554,870)	$94,524,608	$255,572,431	$24,233,544	$8,162,958	$381,962,196
Translation adjustment	—	—	—	—		—	—	—	(18,641,006)	(18,641,006)
Issuance of stock options to employees and directors	—	—	—	—	—	496,200	—	—	—	496,200
Net loss for year ended December 31, 2018	—	—	—	—	—	—	(69,963,986)	—	—	(69,963,986)
BALANCE AT DECEMBER 31, 2018	9,410,588	9,360,758	49,830	$23,525	$(554,870)	$95,020,808	$185,608,445	$24,233,544	$(10,478,048)	$293,853,404

BALANCE AT JANUARY 1, 2019	9,410,588	9,360,758	49,830	$23,525	$(554,870)	$95,020,808	$185,608,445	$24,233,544	$(10,478,048)	$293,853,404
Translation adjustment	—	—	—	—	—	—-	—	—	(5,013,759)	(5,013,759)
Shares issued from treasury stock for services	—	4,000	(4,000)	—	44,541	(22,941)	—	—	—	21,600
Cashless exercise of stock options	151,856	151,856	—	379	—	(379)	—	—	—	—
Issuance of stock options to employees						45,900				45,900
Net loss for year ended December 31, 2019	—	—	—	—	—	—	(25,800,045)	—	—	(25,800,045)

BALANCE AT DECEMBER 31, 2019	9,562,444	9,516,614	45,830	$23,904	$(510,329)	$95,043,388	$159,808,400	$24,233,544	$(15,491,807)	$263,107,100

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,800,045)	$(69,963,986)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Interest on capital lease obligation	144,881	159,839
Amortization of prepaid land leases	—	761,713
Depreciation and amortization	14,060,927	17,443,318
Allowance for obsolete and slow-moving inventories	—	21,248
Write-off / Impairment loss on property, plant and equipment	—	1,397,313
Write-off of Prepaid land lease	—	4,004,788
Loss on demolition of factories	—	18,644,473
Impairment for goodwill	—	27,966,050
Unrealized translation difference	(421,657)	(1,315,454)
Deferred tax asset	2,746,770	(13,087,855)
Stock-based compensation expense-options	45,900	496,200
Shares issued from treasury stock for services	21,600	—
Changes in assets and liabilities
Accounts receivable	(5,070,180)	30,241,680
Other receivables	11,794	(11,289)
Inventories	(700,476)	1,192,262
Prepayment and deposits	14,166	(81,469)
Payable and accrued expenses	(102,963)	(106,163)
Retention payable	—	(597,991)
Taxes payable	(374,575)	175,994
Operating lease	114,746	—
Net cash (used in) provided by operating activities	(15,309,112)	17,340,671

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of prepaid land leases	—	(680,975)
Purchase of property, plant and equipment	(60,611,949)	(35,273,307)
Net cash used in investing activities	(60,611,949)	(35,954,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(275,509)	(294,295)
Net cash used in financing activities	(275,509)	(294,295)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,500,379)	(10,999,918)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(78,696,949)	(29,907,824)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	178,998,935	208,906,759
CASH AND CASH EQUIVALENTS - END OF YEAR	$100,301,986	$178,998,935

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$8,241,818	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Property, plant and equipment included in Retention payable	$3,515,132	$—
Par value of common stock issued upon cashless exercise of options	$379	$—

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Expressed in U.S. dollars)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared by Gulf Resources, Inc. (“Gulf Resources”). a Nevada corporation and its subsidiaries (collectively, the “Company”).

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiary, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”). HKJI owns 100% of Shouguang City Haoyuan Chemical Company Limited (“SCHC”) which owns 100% of Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) and Daying County Haoyuan Chemical Company Limited (“DCHC”).  All material intercompany transactions have been eliminated on consolidation.

(b)	Nature of Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (b)(iii)).

(i) Bromine and Crude Salt Segments

On September 1, 2017, the Company received notification from the Government of Yangkou County, Shouguang City of PRC that production at all its factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements.

The Company worked closely with the county authorities to develop rectification plans for both its bromine and crude salt businesses and agreed on a plan in October 2017. In the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018 recorded in the plant, property and equipment in the consolidated balance sheet. No such costs were incurred in the year ended December 31, 2019 and the Company does not expect to incur any additional capital expenditures in the rectification of its bromine and crude salt factories in respect of meeting the county’s new safety and environmental protection requirement.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Expressed in U.S. dollars)

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

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No.1 and Factory No.7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to an outbreak of a novel coronavirus (COVID-19) in China, the local government ordered these bromine facilities to postpone the commencement of production. On February 27, 2020, the Company received an approval issued by the local governmental authority which allows the Company to resume production after the winter temporary closure. It received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control. Company factories No.7 and No.1 had started trial production in the middle of March, 2020, and these two factories started its commercial production on April 3,2020.

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

The Company believes the issues related to the remaining bromine and crude salt factories including No.2, No.8, No.10 which have passed inspection are almost resolved. The Company is actively working with the local government to obtain the documentation for approval of project, planning, land use rights and environmental protection evaluation.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Expressed in U.S. dollars)

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

The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation costs comprising prepaid land lease and professional fees related to the design of the new chemical factory in the amount of $10,320,017 and 10,489,930, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of December 31, 2019 and December 31, 2018.

The Company does not anticipate that the Company’s new chemical factory to be significantly impacted by the Notice. The Company has secured from the government the land use rights for its chemical plants located at the Bohai Park and presented a completed construction design draft and other related documents to the local authorities for approval. On January 6 , 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The environmental protection approval was the last approval required before commencing construction. With this approval, Gulf Resources plans to begin construction in May 2020.

(iii) Natural Gas Segment

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. At present, some documents have been submitted and the Company is still waiting for approval.

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
DECEMBER 31, 2019
(Expressed in U.S. dollars)

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

As of December 31, 2019 and December 31, 2018, There were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the consolidated statements of loss for years ended December 31, 2019 and 2018.

(f)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $100,301,986 and $178,998,935 with these institutions as of December 31, 2019 and 2018, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and extends credit terms as and when appropriate.

Accounts receivable of $4,877,106 as of December 31, 2019 was fully collected in the period January through March in 2020.

(g)	Inventories

Inventories are stated at the lower of cost, determined on a first-in first-out cost basis, or net realizable value. Costs of work-in-progress and finished goods comprise direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less costs to complete and selling expenses.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Expressed in U.S. dollars)

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Expressed in U.S. dollars)

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35”Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

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

For the year ended December 31, 2019, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

Upon the receipt of the closure notice from the People’s Government of Yangkou Town, Shouguang City in September 2018 (See Note 1(b)), the Company demolished the affected factories. As a result, the Company wrote off net book value of the affected factories’ property, plant and equipment in the amount of $18,644,473 which was recorded in the loss on demolition of factories in the consolidated statements of loss for the fiscal year ended December 31, 2018. The Company will negotiate with the local villages over compensation for the payment already made for the land leases and mineral rights of these factories. However, the Company is uncertain of the amount that it could recover and when this could be accomplished. Therefore, the Company wrote off the mineral rights of the affected factories of $1,284,832 included in the write-off/impairment on property, plant and equipment in the consolidated statements of loss for the fiscal year ended December 31, 2018 and $52,926 of prepaid land lease recorded in other operating loss in the consolidated statements of loss for fiscal year ended December 31, 2018. The Company incurred dismantling fees in the amount of $273,757 recorded in other operating loss in the consolidated statements of loss for fiscal year ended December 31, 2018. In addition, the Company recorded a write-off of $112,481 included in the write-off/impairment of property, plant and equipment for certain wells and equipment damaged by flood from a typhoon that occurred in August 2018.

(k)	Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $1,035,687 and $1,216,096 for the years ended December 31, 2019 and 2018, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Expressed in U.S. dollars)

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

The Company has elected not to recognize operating lease ROU assets and liabilities arising from short-term lease.

(n)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 103,392 and 51,747 shares for the years ended December 31, 2019 and 2018, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

Because the Company reported a net loss for the years ended December 31, 2019 and 2018, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

(o)	Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated other comprehensive income/(loss). The consolidated statement of income/(loss) and comprehensive income/(loss) is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income/(loss) for the reporting periods as part of general and administrative expense. Included in the general and administrative expense is a foreign exchange gain of $421,657 and $1,315,454 for the years ended December 31, 2019 and 2018. The consolidated statement of cash flows is translated at the average rate during each quarter, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

(p)	Foreign Operations

All of the Company’s operations and assets are located in PRC.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

(q)	Revenue Recognition

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized at a point time when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Revenue from contracts with customers is disaggregated in Note 15.

(r)	Income Taxes

The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC, which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their reported amounts at each period end. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The deferred income tax effects of a change in tax rates are recognized in the period of enactment. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The guidance also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. Interests and penalties associated with unrecognized tax benefits are included within the (benefit from) provision for income tax in the consolidated statement of profit (loss).

(s)	Exploration Costs

Exploration costs, which included the cost of researching for appropriate places to drill wells and the cost of well drilling in search of potential natural brine or other resources, are charged to the income statement as incurred. Once the commercial viability of a project has been confirmed, all subsequent costs are capitalized.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Expressed in U.S. dollars)

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

(u)	Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 7I8), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The Company has elected to account for the forfeiture of stock-based awards as they occur.

(v)	New Accounting Pronouncements

Recent accounting pronouncements adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows an entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The Company elected the available practical expedients. As a result of the adoption of this standard, the Company recognized operating lease ROU assets of $8,817,884, operating lease liabilities of $8,348,453, with the remaining balance paid in the consolidated financial statements as of and for the year ended December 31, 2019 with no cumulative-effect adjustment to retained earnings as of January 1, 2019.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In June 2018, the FASB issued ASU No.2018-07, Compensation- Stock Compensation (Topic 718). Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in the Update are effective for public business entities form fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard as of January 1, 2019. This adoption of this standard does not have a material impact on the Company’s consolidated financial statements.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Expressed in U.S. dollars)

NOTE 2 – INVENTORIES

Inventories consist of:

	December 31, 2019	December 31, 2018

Raw materials	$20,928	$—
Finished goods	669,159	65,169
Allowance for obsolete and slow-moving inventory	—	(65,169)
	$690,087	$—

NOTE 3 – PREPAID LAND LEASES

The Company has the rights to use certain parcels of land located in Shouguang, Shandong , PRC, through lease agreements signed with local townships or the government authority. The production facilities and warehouses of the Company are located on these parcels of land. The lease term ranges from ten to fifty years. Some of the lease contracts were paid in one lump sum upfront and some are paid annually at the beginning of each anniversary date. These leases have no purchase option at the end of the lease term and were classified as operating leases prior to and as of January 1, 2019 when the new lease standard was adopted. Prior to January 2019, the prepaid land lease was amortized on a straight line basis. As of January 1, 2019, all the leases in which term has commenced and were in use were classified as operating lease right-of-use assets (“ROU”). See Note 6.

In December 2017, the Company paid a one lump sum upfront amount of $9,115,276 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. As of December 31, 2019, the construction of the chemical factory has not commenced. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of Dec 31, 2019 and 2018. No amortization of this prepaid land lease was recorded as of December 31, 2019. Amortization will commence when the factory is completed and placed in service.

During the year ended December 31, 2018, amortization of prepaid land leases totaled $761,713, which amounts were recorded as direct labor and factory overheads incurred during plant shutdown.

For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates cover a total of approximately 38.6 square kilometers with an aggregate carrying value in prepaid land lease of $599,747 as at December 31, 2018.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Expressed in U.S. dollars)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2019	December 31, 2018
At cost:
Mineral rights	$2,764,462	$2,809,977
Buildings	59,880,567	60,866,462
Plant and machinery	234,669,007	161,178,816
Motor vehicles	6,129	6,230
Furniture, fixtures and office equipment	3,235,736	3,289,010
Construction in process	1,204,742	6,535,808
Total	301,760,643	234,686,303
Less: Accumulated depreciation and amortization	(146,330,705)	(134,681,628)
Impairment	(17,434,989)	(17,722,045)
Net book value	$137,994,949	$82,282,630

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $ 19,894,947 and $20,409,998 as at December 31, 2019 and December 31, 2018, respectively.

During the year ended December 31, 2019,depreciation and amortization expense totaled $13,991,583 of which $ 10,796,085, $848,345 and $2,347,153 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

During the year ended December 31, 2018, depreciation and amortization expense totaled $17,176,306, of which $16,209,588 and $966,718 were recorded in direct labor and factory overheads incurred during plant shutdown and administrative expenses, respectively in the consolidated statement of income (loss).

NOTE 5 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	December 31, 2019	December 31, 2018
At cost:
Buildings	$117,956	$119,899
Plant and machinery	2,157,848	2,193,375
Total	2,275,804	2,313,274
Less: Accumulated depreciation and amortization	(2,096,278)	(2,062,517)
Net book value	$179,526	$250,757

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2019, depreciation and amortization expense totaled $69,344, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the year ended December 31, 2018, depreciation and amortization expense totaled $267,012, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

NOTE 6 – OPERATING LEASE RIGHT–OF-USE ASSETS

As of December 31, 2019, the total operating lease ROU assets was $8,817,884.

The total operating lease cost for the years ended December 31, 2019 and 2018 was $889,683 and $1,046,486.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers with an aggregate operating lease right-of-use assets amount of $8,326,861 as at December 31, 2019.

NOTE 7 –PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	December 31,	December 31,
	2019	2018
Salary payable	$310,097	$241,343
Social security insurance contribution payable	105,750	140,326
Other payable-related party (see Note 8)	89,424	90,900
Deposit on subscription of a subsidiary’s share	144,798	—
Accrued expense for construction	97,913	104,246
Accrued expense-others	358,066	328,443
Total	$1,106,048	$905,258

The deposit on subscription of a subsidiary’s share of $144,798 as of December 31, 2019 relates to sale of non-controlling interests in DCHC.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the fiscal years 2019 and 2018, the Company borrowed $419,995 and $355,212, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand. There was no balance owing to Jiaxing Lighting as of December 31, 2019 and 2018.

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $89,425 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the year ended December 31, 2019 was approximately $89,425.The expense associated with this agreement for the year ended December 31, 2018 was approximately $90,897.

NOTE 9 – TAXES PAYABLE

	December 31,	December 31,
	2019	2018
Land use tax payable	$779,623	$1,188,687

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	December 31,	December 31,
	Interest rate	2019	2018
Total finance lease liability	6.7%	$2,104,278	$2,267,025
Less: Current portion		(198,506)	(197,480)
Finance lease liability, net of current portion		$1,905,772	$2,069,545

Interest expenses from finance lease obligations amounted to $144,880 and $159,839 for the years ended December 31, 2019 and 2018, respectively, which were charged to the consolidated statement of loss.

The components of operating lease liabilities as follows:

	Imputed	December 31,	December 31,
	Interest rate	2019	2018
Total Operating lease liabilities	4.89%	$8,348,453	$—
Less: Current portion		(416,604)	—
Operating lease liabilities, net of current portion		$7,931,849	$—

The weighted average remaining operating lease term at December 31, 2019 was 22.3 years and the weighted average discounts rate was 4.89%, This discount rates used are based on the base rate quoted by the People’s Bank of China and vary with the remaining term of the lease.

Maturities of lease liabilities were as follows:

	Finance lease	Operating Lease
Payable within:
the next 12 months	$269,049	$772,866
the next 13 to 24 months	269,049	786,584
the next 25 to 36 months	269,049	637,294
the next 37 to 48 months	269,049	644,149
the next 49 to 60 months	269,049	641,946
thereafter	1,614,295	11,442,172
Total	2,959,540	14,925,011
Less: Amount representing interest	(855,262)	(6,576,558)
Present value of net minimum lease payments	$2,104,278	$8,348,453

NOTE 11 ––EQUITY

Reverse Stock Split and Authorized Shares

On January 27, 2020, the Company completed a 1-for-5 reverse stock split of the company’s common stock, such that for each five shares outstanding prior to the stock split there was one share outstanding after the reverse stock split. All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.

There is no change to the authorized shares of the Company' common stock which remain at 80,000,000.

Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of December 31, 2019 for SCHC, SYCI and DCHC is 16%, 14% and 0% of its registered capital respectively.

Retained earnings - Unappropriated

SCHC transferred approximately $84 million ( equivalent to RMB590 million) from its undistributed profit to its paid in capital during the year ended December 31, 2019.

NOTE 12 – TREASURY STOCK

In January 2019, the Company issued 4,000 shares of common stock from the treasury shares to one of its consultants. The shares were valued at the closing market price on the date of the agreement and recorded as general and administrative expense in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2019. The shares issued were deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price was charged to additional paid-in-capital.

On September 13, 2019, the Company received a staff deficiency notice from The Nasdaq Stock Market informing the Company that it has failed to comply with Nasdaq’s shareholder approval requirements relating to shares issued to this consultant. A total of 8,000 restricted shares issued to this consultant from treasury will be canceled. On January 14, 2020, the Company reissued the shares from the 2019 Omnibus Equity Incentive Plan adopted by the board of directors of the Company and approved by the stockholders at the annual stockholders meeting held on December 18, 2019.

On January 23, 2020, the Company received a letter from the Nasdaq Stock Market Listing Qualifications Staff (the “Staff”) notifying that the Company has regained compliance with the shareholder approval requirements set forth in Nasdaq Listing Rule 5635(c) in connection with shares issued to a consultant based on the Staff’s review of the Company’s submitted materials.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2007 Equity Incentive Plan approved in 2011(“Plan”), the aggregate number shares of the Company’s common stock available for grant of stock options and issuance is 868,398 shares. On October 5, 2015, during the annual meeting of the Company’s stockholders, the aggregate number of shares reserved and available for grant and issuance pursuant to the Plan was increased to 2,068,398. As of December 31, 2019, the number of shares of the Company’s common stock available for issuance under the Plan is 990,198.

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

On December 3, 2018, the Company granted to 17 members of the management staff options to purchase 99,400 shares of the Company’s common stock, at an exercise price of $3.565 per share and the options vested immediately. The options were valued at $121,000 fair value, with assumed 39.91% volatility, a four-year expiration term with an expected tenor of 1.64 years, a risk free rate of 2.78% and no dividend yield.

On December 3, 2018, the Company granted to our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer options to purchase 240,000 shares of the Company’s common stock, at an exercise price of $3.565 per share and the options vested immediately. The options were valued at $354,700 fair value, with assumed 41.72% volatility, a four-year expiration term with an expected tenor of 2.62 years, a risk free rate of 2.83% and no dividend yield.

On December 3, 2018, the Company granted to four independent directors and a consultant options to purchase 16,000 shares of the Company’s common stock at an exercise price of $3.565 per share and the options vested immediately. The options were valued at $20,500 fair value, with assumed 38.87% volatility, a three-year expiration term with expected tenor of 1.97 years, a risk free rate of 2.82% and no dividend yield.

On April 1, 2019, the Company granted to one employee options to purchase 30,000 shares of the Company’s common stock, at an exercise price of $4.55 per share and the options vested immediately. The options were valued at $45,900 fair value, with assumed 45.26% volatility, a four-year expiration term with an expected tenor of 1.60 years, a risk free rate of 2.37% and no dividend yield.

For the year ended December 31, 2019 and 2018, total compensation costs for options issued recorded in the consolidated statement of loss were $45,900 and $496,200. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2019 and 2018.

The following table summarizes all Company stock option transactions between January 1, 2019 and December 31, 2019.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2019	503,600	$4.85	$3.55 - $24
Granted and vested	30,000	$4.55	$4.55
Exercised	(379,400)	$3.65	$3.57 - $4.56
Expired/cancelled	(19,100)	$11.20	$7.20 - $24.00
Balance, December 31, 2019	135,100	$7.21	$3.57 - $9.9

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average Remaining
	Outstanding at December 31, 2019	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	135,100	$3.57 - $9.9	1.55

All options exercisable and outstanding at December 31, 2019 are fully vested. As of December 31, 2019, there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2019 was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlining options and the stock price of $2.55 and $3.90 for the Company's common stock on December 31, 2019 and 2018.

The aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $922,429 and $119,059.

During the year ended December 31, 2019, 151,856 shares of common stock were issued upon cashless exercise of 379,400 options.

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2019 and 2018, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended December 31, 2019 and 2018.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the years ended December 31, 2019 and 2018.  The applicable statutory tax rates for the years ended December 31, 2019 and 2018 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of December 31, 2019 and December 31, 2018, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $124,616,722 and $240,563,868, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2019 and December 31, 2018, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of December 31, 2019 and December 31, 2018, the unrecognized WHT are $5,254,560 and $11,035,843, respectively.

NOTE 14 – INCOME TAXES – Continued

The Company’s income tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s income tax returns filed in the United States for three years from the date of filing. The Company’s US income tax returns since 2016 are currently subject to examination.

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

The components of the provision for income tax (expense) income tax benefit from continuing operations are:

	Years Ended December 31,
	2019	2018
Current taxes – PRC	$—	$—
Deferred taxes – PRC	5,865,830	13,302,779
Change in valuation allowance	(8,672,817)	(214,924)
	$(2,806,987)	$13,087,855

The effective income tax benefit (expense) rate differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Years Ended December 31,
Reconciliations	2019	2018
Statutory income tax rate	25%	25%
Non-taxable & Non deductible items	1%	(9%)
Change in valuation allowance	(38%)	—
Effective income tax benefit (expense) rate	(12%)	16%

As of December 31, 2019 and 2018, the Company had a US federal net operating loss (“NOL”) of approximately $2,100,000 and $566,000. The NOL can be carried forward up to 20 years from the year the losses were recorded. The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carry forwards and future tax deductions. In addition, since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, a 100% deferred tax asset valuation allowance was recorded for these net operating losses.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and December 31, 2018 are as follows:

	December 31,	December 31,
	2019	2018
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$16,292
Impairment on property, plant and equipment	2,974,542	3,696,332
Impairment on prepaid land lease	826,673	840,284
Exploration costs	1,784,583	1,813,965
Compensation costs of unexercised stock options	171,672	194,016
PRC tax losses	18,737,005	12,663,985
US federal net operating loss	432,000	119,000
Total deferred tax assets	24,926,475	19,343,874
Valuation allowance	(8,985,833)	(313,016)
Net deferred tax asset	$15,940,642	$19,030,858

The increase in valuation allowance for the year ended December 31, 2019 is $8,672,817.

The increase in valuation allowance for the year ended December 31, 2018 is $214,924.

The increase in valuation allowance in the year ended December 31, 2019 is mainly attributable to valuation allowance recorded for the deferred tax assets related to a portion of the PRC tax losses that more likely than not will expire before it could be utilized and the exploration costs which more likely than not will not be realized.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2019 and 2018.

There were no amounts accrued for penalties and interest for the years ended December 31, 2019 and 2018. There were no change in unrecognized tax benefits during the years ended December 31, 2019 and 2018.

NOTE 15 – BUSINESS SEGMENTS

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, certain corporate costs and other income not associated with the operations of the segment. These corporate costs are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. All the customers are located in PRC.

Year Ended December 31, 2019	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$10,022,027	$522,758	$—	$51,736	$10,596,521	$—	$10,596,521
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	(15,609,979)	(4,446,900)	(2,823,298)	(188,949)	(23,069,126)	(225,257)	(23,294,383)
Income tax (expense) benefit	(3,181,343)	(247,250)	621,606	—	(2,806,987)	—	(2,806,987)
Loss from operations after income tax (expense) benefit	(18,791,322)	(4,694,150)	(2,201,692)	(188,949)	(25,876,113)	(225,257)	(26,101,370)
Total assets	142,568,684	23,352,060	111,506,728	1,732,380	279,159,852	91,133	279,250,985
Depreciation and amortization	9,625,334	3,833,288	459,613	142,692	14,060,927	—	14,060,927
Capital expenditures	57,607,104	3,004,845	—	—	60,611,949	—	60,611,949

Year Ended December 31, 2018	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$1,981,573	$613,368	$—	$2,594,941	$—	$2,594,941
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income taxes benefit	(40,504,752)	(8,336,305)	(34,757,750)	(204,517)	(83,803,324)	250,793	(83,552,531)
Income taxes benefit	10,304,897	1,902,111	880,847	—	13,087,855	—	13,087,855
Income (loss) from operations after income taxes benefit	(30,199,855)	(6,434,194)	(33,876,903)	(204,517)	(70,715,469)	250,793	(70,464,676)
Total assets	115,233,773	37,254,518	144,172,070	1,883,419	298,543,780	3,010	298,546,790
Depreciation and amortization	11,979,985	4,983,636	479,697	—	17,443,318	—	17,443,318
Capital expenditures	31,904,288	2,145,440	1,192,963	30,616	35,273,307	—	35,273,307

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

	Years Ended December 31,
Reconciliations	2019	2018
Total segment operating loss	$(23,069,126)	$(83,803,324)
Corporate costs	(646,914)	(1,064,661)
Unrealized gain on translation of intercompany balance	421,657	1,315,454
Loss from operations	(23,294,383)	(83,552,531)
Other income, net of expense	301,325	500,690
Loss before taxes	$(22,993,058)	$(83,051,841)

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2019.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,203	$175	$—	$2,378	22.6%
2	Shouguang Weidong Chemical Company Limited	$1,629	$154	$—	$1,783	16.9%
3	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$1,539	$192	$—	$1,731	16.4%
4	Dongying Bomeite Chemical Company Limited	$1,098	$—	$—	$1,098	10.4%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$1,297	$—	$—	$1,297	12.3%

The following table shows the major customer(s) (10% or more) for the year ended December 31, 2018.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$—	$656	$155	$811	31%
2	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$—	$783	$—	$783	30%
3	Shouguang Weidong Chemical Company Limited	$—	$543	$—	$543	21%

NOTE 16– CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2019, the Company sold 78.6% of its products to its top five customers, respectively. As of December 31, 2019, amounts due from these customers were $4,877,106.

During the year ended December 31, 2018, the Company sold 90% of its products to its top five customers, respectively. At December 31, 2018, amount due from these customers were $0.

NOTE 17– MAJOR SUPPLIERS

During the year ended December 31, 2019, the Company purchased 100% of its raw materials from its top five suppliers.  As of December 31, 2019, amounts due to those suppliers were $0. During the year ended December 31, 2018, the Company did not purchase any raw materials.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2019 and 2018.

NOTE 19 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of December 31, 2019:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$89,425	$25,801
the next 13 to 24 months	89,425	—
the next 25 to 36 months	89,425	—
the next 37 to 48 months	89,425	—
Total	$357,700	$25,801

NOTE 20 –LOSS CONTINGENCIES

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited (“SCHC”) by Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent respectively thereof. The Decisions challenged the land use of Factory nos. 2, 9, 7, 4, 8 and 10, respectively, and alleged, among other things, that SCHC had illegally occupied and used the land in the total area of approximately 52,674 square meter, on which Factory nos. 2, 9, 7, 4, 8 and 10 were built, respectively. The Written Decisions ordered SCHC, among other things, to return the land subject to the Written Decisions to its respective legal owner, restore the land to its original state, and demolish or confiscate all the buildings and facilities thereon and pay monetary penalty of approximately RMB 1.3 million ($184,000) in the aggregate. Each of the Written Decisions shall be executed within 15 days upon serving on SCHC. Additional interest penalty shall be imposed at a daily rate of 3% in the event that SCHC does not make the monetary penalty payment in a timely manner. Subsequently, the Bureau filed enforcement actions to the People’s Court of Shouguang City, Shandong Province (the “Court”), naming SCHC as enforcement respondent and alleged, among other things, that SCHC failed to perform its obligations under each of the Written Decisions within the specified timeframe. The enforcement proceedings sought court orders to enforce the Written Decisions. On May 5, 2019, written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 384, (2019) Lu 0783 Xing Shen No. 385, (2019) Lu 0783 Xing Shen No. 389, (2019) Lu 0783 Xing Shen No. 390, (2019) Lu 0783 Xing Shen No. 393, and (2019) Lu 0783 Xing Shen No. 394, respectively (together, the “Court Rulings”) were made by the Court in favor of the Bureau. The Court orders, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal owner and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings on SCHC. The Court Rulings became enforceable immediately upon service on SCHC on May 5, 2019.

In the last twenty years, there were no government regulations requiring bromine manufacturers to obtain land use and planning approval document. As such, the Company believes most of the bromine manufacturers in Shouguang City do not have land use and planning approval documents and lease their land parcels from the village associations. They are facing the same issues in connection with land use and planning as the Company.

The Company is in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in discussions closely with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. The Company has obtained one confirmation from the local government authorities that the administrative penalty imposed on Factory No. 7 , Factory No. 8 and Factory No.10 are being revoked which are waiting for the Court formal approval ,and production of Factory No. 7 was allowed to resume in April 2019. In addition, on August 28, 2019, the People’s Government of Shandong Province, issued a regulation titled “Investment Project Management Requirements of Chemical Companies in Shandong Province” permitting the construction of facilities on existing sites or infrastructure of bromine manufacturing and other chemical industry-related types of projects (clause 11 of section 3).The Company believes that the goal of the government is to standardize and regulate the industry and not to demolish the facilities or penalize the manufacturers. As of the date of this report, the Company has not been notified by the local government that it will take any measure to enforce the administrative penalties. Based on information known to date, the Company believes that it is remote that the Written Decisions or Court Rulings will be enforced within the expected timeframe and a material penalty or costs and expenses against the Company will result. However, there can be no assurance that there will not be any further enforcement action, the occurrence of which may result in further liabilities, penalties and operational disruption.

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of December 31, 2019.

NOTE 21 - SUBSEQUENT EVENT

In January 2020, the Company obtained the environmental protection assessment approval performed by the government of Shouguang City, Shandong Province for the proposed new Yuxin chemical factory. With this approval, the Company is permitted to construct our new chemical factory and the Company plans to begin construction in May 2020.

In January 2020, an outbreak of a novel coronavirus (COVID-19) surfaced in Wuhan, China. The outbreak in China caused the Chinese government to require businesses to close and to restrict certain travel within the country. In cooperation with the government authorities, the Company’s operations in China extended their winter temporary shut down by approximately three weeks. As of the date of this filing, the Company has been allowed to resume production at its bromine factories No. 1, No. 4, No. 7 and No. 9, and the Company has been in preparation process for resuming production at those factories. The Company does not believe that the COVID-19 had material adverse impact on the Company’s operating results as of the end of fiscal 2019. The Company’s bromine factories No.7 and No.1 started trial production in the middle of March 2020, and commenced commercial production on April 3, 2020.

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic, pointing to the over 118,000 cases of COVID-19 illness in over 110 countries and territories around the world and the sustained risk of further global spread. On April 8, 2020, WHO reported that there were more than 1.3 million of confirmed cases of COVID-19 including 79,235 deaths globally. Given this fact, the duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations is uncertain . While our operations are currently not materially affected, it is unknown whether or how they may be affected if such a pandemic persists for an extended period. While not yet quantifiable, the Company expects this situation will not have a material adverse impact on its operating results in the first quarter of 2020 and continues to assess the financial impact for the remainder of the year.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Expressed in U.S. dollars)

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2019	2018

Current Assets
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	200,057,813	230,229,081
Amounts due from group companies	63,546,235	64,017,517
Total non-current assets	263,604,048	294,246,598
Total Assets	$263,604,048	294,246,598

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$354,247	$250,493
Amounts due to group companies	142,701	142,701
Total Current Liability	496,948	393,194

Total Liabilities	$496,948	$393,194

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 9,562,444 and 9,410,588 shares issued; and 9,516,614 and 9,360,758 shares outstanding as of December 31, 2019 and December 31, 2018	23,904	23,525
Treasury stock; 45,830 and 49,830 shares as of December 31, 2019 and December 31, 2018 at cost	(510,329)	(554,870)
Additional paid-in capital	95,043,388	95,020,808
Retained earnings unappropriated	159,808,400	185,608,445
Retained earnings appropriated	24,233,544	24,233,544
Cumulative translation adjustment	(15,491,807)	(10,478,048)
Total Stockholders’ Equity	263,107,100	293,853,404
Total Liabilities and Stockholders’ Equity	$263,604,048	$294,246,598

Condensed Statements of Loss

	Years Ended December 31,
	2019	2018

OPERATING EXPENSES
General and administrative expenses	$(642,151)	$(1,061,674)
TOTAL OPERATING EXPENSES	(642,151)	(1,061,674)
OTHER EXPENSES
Interest expense	(385)	(500)
TOTAL OTHER EXPENSES	(385)	(500)
TOTAL EXPENSES	(642,536)	(1,062,174)
Equity in net Loss of subsidiaries	(25,157,509)	(68,901,812)
LOSS BEFORE INCOME TAXES	(25,800,045)	(69,963,986)
INCOME TAXES	—	—
NET LOSS	$(25,800,045)	$(69,963,986)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(25,800,045)	$(69,963,986)
Adjustments to reconcile net Loss to net cash provided by operating activities:
Equity Loss in unconsolidated subsidiaries	25,157,509	68,901,812
Stock-based compensation expense-options	45,900	496,200
Shares issued from treasury stock for services	21,600	—
Changes in assets and liabilities:
Other payables and accrued expenses	103,754	4,888
Net cash used in operating activities	(471,282)	(561,086)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	471,282	561,086
Net cash provided by financing activities	471,282	561,086
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—

(i)	Basis of presentation

In the condensed parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net loss of its subsidiaries is included in condensed statements of loss using the equity method. These condensed parent-company-only financial statements should be read in connection with the consolidated financial statements and notes thereto.

As of December 31, 2019, the Company itself has no purchase commitment, capital commitment and operating lease commitment.

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

Item 9. Changes in and Disagreements with Accountants on  Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation our CEO and CFO have concluded that, as of December 31, 2019, our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

The Company’s management took all necessary steps to make its disclosure controls to be more efficient by, including, not limited to, (i) more closely monitoring the application of the Company’s comprehensive disclosure policy implementing procedures to strengthen disclosure controls, (ii) enhancing the identification, analysis and control of risks relevant to accurate and timely disclosure, and (iii) ensuring more timely transmission of information and communication within the organization during 2019. Specifically, (i) the Company held weekly meetings with its business units heads and investor relations officers to identify and discuss information that may require public disclosure; (ii) the Company’s management required all business units to report information that may require public disclosure to the Company’s investor relations officers immediately; (iii) the Company’s management consulted with the Company’s outside securities counsel to the extent they deemed necessary; (iv) the Company’s management designated the Company’s investor relations officers as disclosure coordinator to perform functions of collecting information, preparing disclosure, distributing disclosure for review and comment to business units and obtaining comment from each reviewing person and their confirmation that the portions of such disclosure relevant to such person’s areas of responsibility were fairly and accurately presented and did not omit any material information required to be disclosed.

(c) Changes in internal controls

Other than as described in (b) above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Ming Yang	51	Chairman of the Board of Director	December 2006
Xiaobin Liu	50	Chief Executive Officer and Director	March 2009
Naihui Miao	50	Secretary, Chief Operating Officer and Director	January 2006
Yang Zou (1)(3)	47	Independent Director	March 2011
Shengwei Ma (1)(2)	51	Independent Director	December 2019
Shitong Jiang (1)(2)(3)	50	Independent Director	April 2008
Tengfei Zhang (2)(3)	51	Independent Director	June 2011

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

Xiaobin Liu, Chief Executive Officer and Director – Mr. Liu was appointed as Chief Executive Officer and Director on March 10, 2009. Mr. Liu joined the Company as Vice President in December 2007. He has served as Chairman of Chengdu Philosopher’s Stone Culture Media Co. LTD since August 2018. He has served as Chairman of Shouguang Vegetable Industry Group, Inc. since 2011 and resigned in 2017. Before he joined the Company, Mr. Liu served as project manager of Shenzhen Guangshen Accounting Firm from January 2007 to November 2007; the department manager of Hainan Zhongou Accounting Firm from January 2003 to December 2006; the CFO (equivalent of Vice President) of Dasheng Real Estate Development Company, which is the subsidiary of Saige Dasheng Co., Ltd from May 2002 to November 2002; the CFO of Shenzhen Securities Department of Hainan Saige International Trust Investment Company from May 2000 to August 2004; and the financial manager of Hainan Wanquanyuan Hot Spring Tourism Development Co., Ltd from 1995 to 2000. During this time, he also was the CFO of Qionghai City Guantang Hotspring Leisure Center, the CFO of Qionghai City Wanquanhe Agricultural Development Co., Ltd, the CFO of Qionghai Wanquanhe Hotspring Tourist Development Property Management Co., Ltd, and the CFO of Qionghai Guantangyuzhuang Resort Co., Ltd. Prior to that, Mr. Liu worked in the financial department of Hainan Jinyuan Industrial Co., Ltd, which is a subsidiary of Chinese Black Metal Limited Company Northwest Branch from 1992 to 1995, and the financial department of Shanxi Aircraft Manufacturing Company from 1988 to 1992.  Mr. Liu earned a master degree from the Economic and Management School at Hong Kong City University.

Naihui Miao, Secretary, Chief Operating Officer and Director – Mr. Miao has served as Vice President of Shouguang City Haoyuan Chemical Company Limited since January 2006.  Since January 2006, Mr. Miao has served as Director, Secretary and Vice President of Gulf Resources, Inc. and he is in charge of sales, human resource and business management.  From 2005 to 2006, Mr. Miao served as Vice President of Shouguang City Yuxin Chemical Company Limited as the deputy general manager.  From 1991 to 2005, Mr. Miao served as a Manager and then Vice President of Shouguang City Commercial Trading Center Company Limited.  He was the director of Shouguang Business Trade Center since 1986. He has served as Supervisor of Chengdu Philosopher’s Stone Culture Media Co. LTD since August 2018.

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

Shengwei Ma, Independent Director – Mr. was appointed a director on December 18, 2019. Mr. Ma has served as Department Manager of Shouguang City Urban Construction and Investment Group since March 2012. Mr. Ma holds a Senior Accountant Certificate. Mr. Ma graduated from Central Broadcasting and Television University with bachelor’s degree in accounting in 2004.

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

Director Independence

The Board of Directors has determined that Yang Zou, Shitong Jiang, Tengfei Zhang and Shengwei Ma are independent under Rule 5605(a)(2) of the NASDAQ Listing Rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management. In addition, under applicable rules and regulations, and as determined by the Board, all of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees are “independent” directors.

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

Audit Committee

The Audit Committee is responsible for reviewing the results and scope of the audit, and other services provided by our independent auditors, and reviewing and evaluating our system of internal controls. Mr. Jiang is the Audit Committee Financial Expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act, and the chair of the Audit Committee. Our Board of Directors has determined that Messrs. Jiang, Zou and Ma are “independent directors” within the meaning of Rule 10A-3 under the Exchange Act, as determined based upon the criteria for “independence” set forth in the rules of the NASDAQ Stock Market.

Compensation Committee

The Compensation Committee is responsible for (a) reviewing and providing recommendations to the Board of Directors on matters relating to employee compensation and benefit plans, and (b) assisting the Board in determining the compensation of the Chief Executive Officer and making recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and independent directors. Each of Tengfei Zhang, Shitong Jiang and Shengwei Ma are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Zhang is the Chairman of Compensation Committee.

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

Shengwei Ma elected as a director on December 18, 2019. Mr. Ma has served as Department Manager of Shouguang City Urban Construction and Investment Group since March 2012. Mr. Ma holds a Senior Accountant Certificate. Mr. Ma Mr. Zhang has many years of experience in management and accounting matters.

Code of Ethics

The Board has adopted a code of ethics applicable to Company’s directors, officers, and employees.  The code of ethics is available at Company’s website, www.gulfresourcesinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2019, all such reports were filed timely, except that Mr. Shengwei Ma inadvertently failed to file a Form 3 in connection his election of director of the Company.

Item 11. Executive Compensation

Set forth below is information regarding the compensation paid during the year ended December 31, 2018 and 2017 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

FISCAL 2019 COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)	Option Awards$(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaobin Liu	2018	109,029	—	—	118,233	—	—	—	227,262
CEO	2019	104,467	—	—	—	—	—	—	104,467

Min Li	2018	109,029	—	—	118,233	—	—	—	227,262
CFO	2019	104,467	—	—	—	—	—	—	104,467

Naihui Miao	2018	109,029	—	—	118,233	—	—	—	227,262
COO	2019	104,467	—	—	—	—	—	—	104,467

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

Grants of Plan-Based Awards

There was no plan-based award granted by the Company during fiscal 2019.

Narrative Discussion

The following employment agreements were entered into by the Company and the named executive officers:

Xiaobin Liu

The employment agreement for Xiaobin Liu to serve as Chief Executive Officer of the Company was renewed on June 1, 2019 with a term of three years. Xiaobin Liu is also a member of the Board of Directors. Pursuant to the agreement, Mr. Liu is entitled to receive annual compensation equal to approximately $107,327, subject to changes in the foreign exchange rate and market conditions.

Min Li

The employment agreement for Min Li to serve as Chief Financial Officer of the Company was renewed on January 1, 2020 with a term of one year. Pursuant to the agreement, Mr. Li is entitled to receive annual compensation equal to approximately $107,327, subject to changes in the foreign exchange rate and market conditions.

Naihui Miao

The employment agreement for Naihui Miao to serve as Chief Operating Officer of the Company was renewed on June 1, 2019 with a term of three years. Mr. Miao is also a member of the Board of Directors. Pursuant to the agreement, Mr. Miao is entitled to receive annual compensation equal to approximately $107,327 subject to changes in the foreign exchange rate and market conditions.

In addition, each of our named executive officers is entitled to participate in any and all benefit plans from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.

Assuming the employment of the Company’s named executive officers was to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2019, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Payment
Xiaboin Liu	$0
Min Li	$0
Naihui Miao	$0

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Xiaobin Liu, CEO	20,000(1)	—	—	7.27	August 22, 2021	—	—	—	—

Min Li, CFO	20,000(1)	—	—	7.27	August 22, 2021	—	—	—	—

Naihui Miao, COO	20,000(1)	—	—	7.27	August 22, 2021	—	—	—	—

(1) Represents an option to purchase shares of Common Stock granted on August 23, 2017, which vested and became exercisable beginning on August 23, 2017 and are adjusted to reflect the 1-for-5 reverse stock split of our common stock completed on January 27, 2020.

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding the exercise of stock options, stock appreciation rights, and similar instruments and the vesting of restricted stock, restricted stock units and similar instruments, for fiscal 2019.

FISCAL 2019 OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS			STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Xiaobin Liu, CEO	33,246	*	202,801	0	0
Min Li, CFO	33,246	*	202,801	0	0
Naihui Miao, COO	33,246	*	202,801	0	0

* Reflected the 1-for-5 reverse stock split of our common stock completed on January 27, 2020.

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive directors, Xiaobin Liu and Naihui Miao, who do not receive compensation in their capacity as executive directors, for fiscal 2019.

FISCAL 2019 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards $(l)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ming Yang	$69,121	—	—		—	—	$69,121
Nan Li (2)	—	—	—	—	—	—	—
Shitong Jiang	—	—	—	—	—	—	—
Yang Zou	—	—	—	—	—	—	—
Tengfei Zhang	—	—	—	—	—	—	—
Shengwei Ma	—	—	—	—	—	—	—

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with FASB ASC 718 – “Compensation – Stock Compensation.”

(2) Mr. Nan Li resigned as an independent director of the Company on April 22, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of the date of this annual report, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of the date of this annual report, there were 9,517,427 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class
Ming Yang (Chairman)	2,810,622	(2)	29.5%
Xiaobin Liu (CEO)	38,115	(3)	*
Min Li (CFO)	38,115	(3)	*
Naihui Miao (COO)	38,115	(3)	*
Shengwen Ma (Director)	—		—
Yang Zou (Director)	2,500	(4)	*
Shi Tong Jiang (Director)	2,500	(5)	*
Tengfei Zhang (Director)	2,500	(6)	*
All Directors and Executive Officers as a Group (eight persons)	2,932,466		30.8%
Chen Weijie	1,213,603	(7)	12.8%
Wenxiang Yu	1,015,945	(7)(8)	10.7%
Shandong Haoyuan Industry Group Ltd.	824,947	(7)(8)	8.7%

________________

*     Less than 1%.

(1) The address of each director and executive officer is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong Province, 262700, the People’s Republic of China.

(2) Consists of 634,770 shares owned by Ming Yang, 1,015,945 shares owned by Ms. Wenxiang Yu, the wife of Mr. Yang, 334,960 shares owned by Mr. Zhi Yang, Mr. Yang’s son, and 824,947 shares owned by  Shandong Haoyuan Industry Group Ltd. (“SHIG”), of which Mr. Yang is the controlling shareholder, chief executive officer and a director.  Mr. Yang disclaims beneficial ownership of the shares owned by his wife and SHIG.

(3) Consists of 20,000 shares issuable upon exercise of options held by such beneficial owner.

(4) Consists of 2,500 shares issuable upon exercise of options held by Mr. Zou.

(5) Consists of 2,500 shares issuable upon exercise of options held by Mr. Jiang.

(6) Consists of 2,500 shares issuable upon exercise of options held by Mr. Zhang.

(7) Based on Schedule 13D filed on August 12, 2015. Mr. Chen’s address is North Weigao Road, Luocheng Sub-district Office, Shouguang, Shandong Province 262700, the People’s Republic of China.

(8) The address of the shareholder is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City , Shandong Province, 262700, the People’s Republic of China.

Item 13. Certain Relationships and Related Transactions, Director Independence

Certain Relationships and Related Transactions

During the fiscal year 2018 and 2019, the Company borrowed $355,212 and $$419,995 , and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (“Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or related party transactions are approved or ratified by the Audit Committee.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed to the Company by its principal accountant for the last two fiscal years were as follows:

Fees	2018	2019
Audit Fees	$208,000	$233,000
Audit Related Fees	$0	$0
Tax Fees	$9,000	$9000
All Other Fees	$0	$0
Total	$217,000	$242,000

Audit Fees

This category consists of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. There were no such fees incurred by the Company in the years ended December 31, 2019 and 2018.

Tax Fees

The tax fee of $9,000 relate to tax compliance services rendered in each of the years ended December 31,2019 and 2018.

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.
(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.4	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020.

4.1	Description of Securities. *

10.20	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on March 16, 2018.

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: April 14, 2020	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: Chief Executive Officer

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		April 14, 2020
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		April 14, 2020
Min Li	Chief Financial Officer

/s/ Ming Yang		April 14, 2020
Ming Yang	Director

/s/ Naihui Miao		April 14, 2020
Naihui Miao	Director

/s/ Tengfei Zhang		April 14, 2020
Tengfei Zhang	Director

/s/ Yang Zou		April 14, 2020
Yang Zou	Director

/s/ Shengwei Ma		April 14, 2020
Shengwei Ma	Director

/s/ Shi Tong Jiang		April 14, 2020
Shi Tong Jiang	Director