Form 10-Q
period 2020-03-31
GULF RESOURCES, INC.
filed 2020-05-20
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐ No ☒

As of May 20,2020, the registrant had outstanding 9,517,427 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2020 Unaudited	December 31, 2019 Audited
Current Assets
Cash	$93,632,690	$100,301,986
Accounts receivable	620,669	4,877,106
Inventories, net	674,978	690,087
Prepayments and deposits	1,278,330	1,332,970
Other receivable	559	559
Total Current Assets	96,207,226	107,202,708
Non-Current Assets
Property, plant and equipment, net	136,032,828	137,994,949
Finance lease right-of use assets	175,463	179,526
Operating lease right-of –use assets	8,551,066	8,817,884
Prepaid land leases, net of current portion	9,342,440	9,115,276
Deferred tax assets	16,804,875	15,940,642
Total non-current assets	170,906,672	172,048,277
Total Assets	$267,113,898	$279,250,985

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and other payable and accrued expenses	$1,054,101	$1,106,048
Retention payable	—	3,805,483
Taxes payable-current	767,656	779,623
Finance lease liability, current portion	230,190	198,506
Operating lease liabilities, current portion	424,354	416,604
Total Current Liabilities	2,476,301	6,306,264
Non-Current Liabilities
Finance lease liability, net of current portion	1,876,522	1,905,772
Operating lease liabilities, net of current portion	7,709,092	7,931,849
Total Non-Current Liabilities	9,585,614	9,837,621
Total Liabilities	$12,061,915	$16,143,885

Commitment and Loss Contingencies

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 9,563,257 and 9,563,257 shares issued; and 9,517,427 and 9,517,427 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	23,904	23,904
Treasury stock; 45,830 and 45,830 shares as of March 31, 2020 and December 31, 2019 at cost	(510,329)	(510,329)
Additional paid-in capital	95,043,388	95,043,388
Retained earnings unappropriated	156,268,642	159,808,400
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	(20,007,166)	(15,491,807)
Total Stockholders’ Equity	255,051,983	263,107,100
Total Liabilities and Stockholders’ Equity	$267,113,898	$279,250,985

 See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME(LOSS)

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2020	2019

NET REVENUE
Net revenue	$557,670	$38,570

OPERATING EXPENSE
Cost of net revenue	(921,320)	(36,407)
Sales, marketing and other operating expenses	(2,243)	—
Direct labor and factory overheads incurred during plant shutdown	(3,610,423)	(4,293,022)
General and administrative expenses	(843,337)	(2,105,171)
Other operating income (loss)	(15,776)	—
	(5,393,099)	(6,434,600)

LOSS FROM OPERATIONS	(4,835,429)	(6,396,030)

OTHER INCOME (EXPENSE)
Interest expense	(35,428)	(38,824)
Interest income	74,656	135,579
LOSS BEFORE TAXES	(4,796,201)	(6,299,275)

INCOME TAX BENEFIT	1,256,443	1,395,137

NET LOSS	$(3,539,758)	$(4,904,138)

COMPREHENSIVE LOSS:
NET LOSS	$(3,539,758)	$(4,904,138)
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	(4,515,359)	6,166,350

COMPREHENSIVE INCOME (LOSS)	$(8,055,117)	$1,262,212

LOSS PER SHARE:
BASIC	$(0.37)	$(0.52)
DILUTED	$(0.37)	$(0.52)

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	9,517,427	9,377,312
DILUTED	9,517,427	9,377,312

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2020
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2019 (Audited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$159,808,400	$24,233,544	$(15,491,807)	$263,107,100
Translation adjustment	—	—	—	—	—	—	—	—	(4,515,359)	(4,515,359)
Net loss for three-month period ended March 31, 2020	—	—	—	—	—	—	(3,539,758)	—	—	(3,539,758)
BALANCE AT MARCH 31, 2020 (Unaudited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$156,268,642	$24,233,544	$(20,007,166)	$255,051,983

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2018 (Audited)	9,410,588	9,360,758	49,830	$23,525	$(554,870)	$95,020,808	$185,608,445	$24,233,544	$(10,478,048)	$293,853,404
Translation adjustment	—	—	—	—		—	—	—	6,166,350	6,166,350
Common stock issued for services		4,000	(4,000)	—	44,541	(22,941)	—	—	—	21,600
Cashless exercise of stock options	19,394	19,394	—	48	—	(48)	—	—-	—	—
Net loss for three-month period ended March 31, 2019	—	—	—	—	—	—	(4,904,138)	—	—	(4,904,138)
BALANCE AT MARCH 31, 2019 (Unaudited)	9,429,982	9,384,152	45,830	$23,573	$(510,329)	$94,997,819	$180,704,307	$24,233,544	$(4,311,698)	$295,137,216

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,539,758)	$(4,904,138)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest on capital lease obligation	35,272	38,659
Depreciation and amortization	3,454,891	3,377,249
Unrealized exchange (gain) loss on translation of inter-company balances	(400,449)	503,228
Deferred tax asset	(1,256,443)	(1,395,137)
Common stock issued for services	—	21,600
Changes in assets and liabilities
Accounts receivable	4,245,576	(20,469)
Inventories	523	—
Prepayments and deposits	54,350	(35,157)
Other receivables	—	1,631
Accounts and Other payable and accrued expenses	(41,562	2,509,573
Retention payable	—	(39,027)
Taxes payable	(18,999)	(377,581)
Prepaid land leases	(369,066)	—
Operating leases	38,022	55,843
Net cash provided by(used in) operating activities	2,202,357	(263,726)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,416,211)	(2,528,111)
Net cash used in investing activities	(7, 416,211)	(2,528,111)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,455,442)	3,446,043
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,669,296)	654,206
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100,301,986	178,998,935
CASH AND CASH EQUIVALENTS - END OF PERIOD	$93,632,690	$179,653,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$8,241,818
SUPPLEMENTAL DISCLOSURE OF CASH NON-CASH INVESTING AND FINANCING ACTIVITIES
Par value of common stock issued upon cashless exercise of options	$—	$48

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

In the opinion of management, the unaudited financial information for the quarter ended March 31, 2020 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s  Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), which is also planning to engage in seawater desalination technology research and service and to handle the import and export of goods and technologies within the scope permitted by the State. The Company also manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (b)(iii) below).

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic, pointing to the over 118,000 cases of COVID-19 illness in over 110 countries and territories around the world and the sustained risk of further global spread. On May 8, 2020, WHO reported that there were more than 3.8 million of confirmed cases of COVID-19 including 259,593 deaths globally. Given this fact, the duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations is uncertain . While our operations are currently not materially affected, it is unknown whether or how they may be affected if such a pandemic persists for an extended period. While not yet quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the first quarter of 2020 and will continue to assess the financial impact for the remainder of the year.

(i) Bromine and Crude Salt Segments

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No.1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated on February 27, 2020 issued by the local governmental authority which allowed the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 allowing the Company to resume production at its bromine factories No.1, No. 4 (which was renamed from Subdivision Factory No. 1), No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid-March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020.

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

The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation costs comprising prepaid land lease and professional fees related to the design of the new chemical factory in the amount of $14,082,476 and $10,320,017, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

The Company has secured from the government the land use rights for its chemical plants located at the Bohai Park and presented a completed construction design draft and other related documents to the local authorities for approval. In January 2020, the Company obtained the environmental protection assessment approval performed by the government of Shouguang City, Shandong Province for the proposed new Yuxin chemical factory. With this approval, the Company is permitted to construct the new chemical factory which is expected to begin construction in the second quarter of 2020.

(iii) Natural Gas Segment

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the oil and gas exploration and production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments.

(c)           Allowance for Doubtful Accounts

As of March 31, 2020 and December 31, 2019, there were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month periods ended March 31, 2020 and 2019.

The Company collected from its accounts receivable an amount of $429,938 in April 2020 through May16, 2020.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $93,632,690 and $100,301,986 with these institutions as of March 31, 2020 and December 31, 2019, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $140,108 and $310,937 for the three-month periods ended March 31, 2020 and 2019, respectively.

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

MARCH 31, 2020

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

For the three-month period ended March 31, 2020 and 2019, the Company determined that there were no events or circumstances indicating possible additional impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 113,370 and 67,598 shares for the three-month periods ended March 31, 2020 and 2019, respectively.

Because the Company reported a net loss for the three-month periods ended March 31, 2020 and 2019, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

(l)           Inventories.

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

The Company does not recognize operating lease ROU assets and liabilities arising from lease arrangements with lease term of twelve months or less.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

(n)        Stock-based Compensation

Stock-based awards issued to employees are recorded at their fair values estimated at grant date using the Black-Scholes model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Consistent with the accounting requirement for employee stock-based awards, nonemployee stock-based awards are measured at the grant-date fair value of the equity instruments that the Company is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

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

MARCH 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

(p)        Income Tax

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

(q)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the three months ended March 31,2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the Company which is a smaller reporting company, ASU No. 2019-10 extends the effective dates for two years. The Company is currently evaluating the effect of this on the condensed consolidated financial statements and related disclosure.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	March 31, 2020	December 31, 2019

Raw materials	$16,096	$20,928
Finished goods	658,882	669,159
	$674,978	$690,087

A write-down to net realizable value of $269,576 and $0 was charged to cost of net revenue in the three months ended March 31, 2020 and 2019.

NOTE 3 – PREPAID LAND LEASES

In December 2017, the Company paid a one lump sum upfront amount of $8,975,373 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. As of March 31, 2020, the construction of the chemical factory has not commenced. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of March 31 2020 and December 31, 2019. As of March 31, 2020, the prepaid land lease increased to $9,342,440 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2020	December 31, 2019
At cost:
Mineral rights	$2,722,033	$2,764,462
Buildings	58,961,513	59,880,567
Plant and machinery	231,067,278	234,669,007
Motor vehicles	6,035	6,129
Furniture, fixtures and office equipment	3,186,073	3,235,736
Construction in process	4,743,600	1,204,742
Total	300,686,532	301,760,643
Less: Accumulated depreciation and amortization	(147,486,310)	(146,330,705)
Impairment	(17,167,394)	(17,434,989)
Net book value	$136,032,828	$137,994,949

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $19,020,945 and $19,894,947 as at March 31, 2020 and December 31, 2019, respectively.

During the three-month period ended March 31, 2020, depreciation and amortization expense totaled $3,453,563, of which $2,578,771, $201,406 and $673,386 were recorded in direct labor and factory overheads incurred during plant shutdown and administrative expenses and cost of net revenue, respectively.

During the three-month period ended March 31, 2019, depreciation and amortization expense totaled $3,311,907, of which $3,066,896, $224,830 and $20,181 were recorded in direct labor and factory overheads incurred during plant shutdown and administrative expenses and cost of net revenue, respectively.

NOTE 5 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance lease, net consist of the following:

	March 31, 2020	December 31, 2019
At cost:
Buildings	$116,146	$117,956
Plant and machinery	2,124,729	2,157,848
Total	2,240,875	2,275,804
Less: Accumulated depreciation and amortization	(2,065,412)	(2,096,278)
Net book value	$175,463	$179,526

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2020, depreciation and amortization expense totaled $1,327, which was recorded in direct labor and factory overheads incurred during plant shutdown. During the three-month period ended March 31, 2019, depreciation and amortization expense totaled $65,342, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT-OF USE ASSETS

As of March 31, 2020, the total operating lease ROU assets was $8,551,066. The total operating lease cost for the three-month period ended March 31, 2020 and 2019 was $219,687 and $227,219.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $8,067,579 as at March 31, 2020.

NOTE 7 – ACCOUNTS AND OTHER PAYABLE AND ACCRUED EXPENSES

Accounts and other payable and accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Accounts payable	$53,707	$—
Salary payable	302,247	310,097
Social security insurance contribution payable	45,193	105,750
Other payable-related party (see Note 8)	22,013	89,424
Deposit on subscription of a subsidiary’s share	144,798	144,798
Accrued expense-construction	96,410	97,913
Accrued expense-others	389,733	358,066
Total	$1,054,101	$1,106,048

The deposit on subscription of a subsidiary's share of $144,798 as of March 31, 2020 relates to sale of non-controlling interests in DCHC.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2020, the Company borrowed a sum of $49,995 from Shouguang Vegetable Industry Holding Group Company Limited ("Shouguang Vegetable"), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amount due to Shouguang Vegetable was unsecured, interest free and repayable on demand and was fully settled in the three-month period ended March 31, 2020. There was no balance owing to Shouguang Vegetable as of March 31, 2020 and December 31, 2019.

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $92,650 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three months ended March 31, 2020 and 2019 was approximately $22,013 and $23,162. The amounting owing for the property management services as of March 31, 2020 and December 31, 2019 was $22,013 and $89,424 (Note 7).

NOTE 9 – TAXES PAYABLE

	March 31,	December 31,
	2020	2019
Land use tax payable	$767,656	$779,623

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	March 31,	December 31,
	Interest rate	2020	2019
Total finance lease liability	6.7%	$2,106,712	$2,104,278
Less: Current portion		(230,190)	(198,506)
Finance lease liability, net of current portion		$1,876,522	$1,905,772

Interest expenses from a finance lease liability amounted to $35,262 and $38,659 for the three-month periods ended March 31, 2020 and 2019, respectively, were charged to the condensed consolidated statement of loss. The remaining finance lease term at March 31, 2020 was 11 years.

The components of operating lease liabilities as follows:

	Imputed	March 31,	December 31,
	Interest rate	2020	2019
Total Operating lease liabilities	4.89%	$8,133,446	$8,348,453
Less: Current portion		(424,354)	(416,604)
Operating lease liabilities, net of current portion		$7,709,092	$7,931,849

The weighted average remaining operating lease term at March 31, 2020 was 22 years and the weighted average discounts rate was 4.89%. This discount rates used are based on the base rate quoted by the People's Bank of China and vary with the remaining term of the lease. Lease payment in the three-months ended March 31, 2020 and 2019 was $181,665 and $180,740.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$264,920	$769,645
the next 13 to 24 months	264,920	623,870
the next 25 to 36 months	264,920	629,053
the next 37 to 48 months	264,920	628,165
the next 49 to 60 months	264,920	633,712
thereafter	1,589,519	11,232,567
Total	2,914,119	14,517,012
Less: Amount representing interest	(807,407)	(6,383,566)
Present value of net minimum lease payments	2, 106,712	$8,133,446

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 11 –EQUITY

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

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of March 31, 2020 for SCHC, SYCI and DCHC is 16%, 14% and 0% of its registered capital respectively.

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

On September 13, 2019, the Company received a staff deficiency notice from The Nasdaq Stock Market informing the Company that it has failed to comply with Nasdaq’s shareholder approval requirements relating to shares issued to this consultant. A total of 8,000 restricted shares issued to this consultant from treasury was canceled. On January 14, 2020, the Company reissued the shares from the 2019 Omnibus Equity Incentive Plan adopted by the board of directors of the Company and approved by the stockholders at the annual stockholders meeting held on December 18, 2019.

On January 23, 2020, the Company received a letter from the Nasdaq Stock Market Listing Qualifications Staff (the “Staff”) notifying that the Company has regained compliance with the shareholder approval requirements set forth in Nasdaq Listing Rule 5635(c) in connection with shares issued to a consultant based on the Staff’s review of the Company’s submitted materials.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“ 2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of March 31, 2020, the number of shares of the Company’s common stock available for grant of stock  options and issuance under the 2019 Plan is 984,698 shares.

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

For the three months ended March 31, 2020 and 2019, total compensation costs for options issued recorded in the consolidated statement of loss were $0.

During the three months ended March 31, 2020, there were no options issued to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2020 and March 31, 2020.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2020	135,100	$7.21	$3.57 - $9.90
Exercised during the period	—	—	—
Expired during the period	(2,500)	$9.90	$9.90
Balance, March 31, 2020	132,600	$7.16	$3.57 - $9.50

Stock Options and Warrants Outstanding and Exercisable
			Weighted Average
			Remaining
	Outstanding at March 31, 2020	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	132,600	$3.57 - $9.50	1.33

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2020 was $0.

During the three months ended March 31, 2020 and 2019, there were 0 and 19,394 shares in common stock issued upon cashless exercise of 0 and 49,000 options.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $0 and $114,415.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)           United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2020 and 2019, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2020 and 2019.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month periods ended March 31, 2020 and 2019.  The applicable statutory tax rates for the three-month periods ended March 31, 2020 and 2019 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of March 31, 2020 and December 31, 2019, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $117,493,604 and $124,616,722, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2020 and December 31, 2019, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of March 31, 2020 and December 31, 2019, the unrecognized WHT are $4,913,388 and $5,254,560, respectively.

The Company’s income tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s income tax returns filed in the United States for three years from the date of filing. The Company’s US income tax returns since 2015 are currently subject to examination.

Inland Revenue Department of Hong Kong (“IRD”) may examine the Company’s income tax returns filed in Hong Kong for seven years from date of filing. For the years 2012 through 2019, HKJI did not report any taxable income. It did not file any income tax returns during these years except for 2014 and 2018. For companies which do not have taxable income, IRD typically issues notification to companies requiring them to file income tax returns once in every four years. The tax returns for 2014 and 2018 are currently subject to examination.

The components of the provision for income tax benefit(expense) from continuing operations are:

	Three-Month Period Ended March 31,
	2020	2019

Current taxes – PRC	$—	$—
Deferred tax – PRC	1,385,311	1,380,196
Change in valuation allowance	(128,868)	14,941
	$1,256,443	$1,395,137

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – INCOME TAXES – Continued

The effective income tax benefit differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended March 31,
Reconciliations	2020	2019
Statutory income tax rate	25%	25%
Non-taxable & Non deductible items	2%	(3%)
Change in valuation allowance	(1%)	—
Effective income tax benefit (expense) rate	26%	22%

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Deferred tax liabilities	$—	$—

Deferred tax assets:
Impairment on property, plant and equipment	$2,864,275	$2,974,542
Impairment on prepaid land lease	795,133	826,673
Exploration costs	1,757,193	1,784,583
Compensation costs of unexercised stock options	78,915	171,672
PRC tax losses	19,700,324	18,737,005
US federal net operating loss	466,000	432,000
Total deferred tax assets	25,661,840	24,926,475
Valuation allowance	(8,856,965)	(8,985,833)
Net deferred tax asset	$16,804,875	$15,940,642

The decrease in valuation allowance for the three-month period ended March 31, 2020 is $128,868.

The increase in valuation allowance for the three-month period ended March 31, 2019 is $14,941.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2020 and December 31, 2019 and no amounts accrued for penalties and interest for the three months ended March 31, 2020 and 2019.

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

MARCH 31, 2020

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

Three-Month Period Ended March 31, 2020	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$462,846	$94,824	$—	$—	$557,670	$—	$557,670
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income taxes(benefit)	(2,866,438)	(1,513,582)	(710,909)	(48,846)	(5,139,775)	304,346	(4,835,429)
Income tax benefit	717,438	378,396	160,609	—	1,256,443	—	1,256,443
Income (loss) from operations after income taxes(benefit)	(2,149,000)	(1,135,186)	(550,300)	(48,846)	(3,883,332)	304,346	(3,578,986)
Total assets	117,061,540	39,066,713	109,222,446	1,657,769	267,008,468	105,430	267,113,898
Depreciation and amortization	2,197,844	1,108,443	113,484	35,120	3,454,891	—	3,454,891
Capital expenditures	3,157,669	646,752	3,611,790	—	7,416,211	—	7,416,211

Three-Month Period Ended March 31, 2019	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$—	$—	$—	$38,570	$38,570	$—	$38,570
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income taxes benefit	(3,625,014)	(1,411,809)	(673,550)	(41,983)	(5,752,356)	(643,674)	(6,396,030)
Income tax benefit	897,347	352,952	144,838	—	1,395,137	—	1,395,137
Loss from operations after income taxes benefit	(2,727,667)	(1,058,857)	(528,712)	(41,983)	(4,357,219)	(643,674)	(5,000,893)
Total assets	124,257,161	38,212,093	146,602,776	1,888,494	310,960,524	19,094	310,979,618
Depreciation and amortization	2,118,077	1,105,108	117,388	36,676	3,377,249	—	3,377,249
Capital expenditures	2,528,111	—	—	—	2,528,111	—	2,528,111

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2020	2019
Total segment operating loss	$(5,139,775)	$(5,752,356)
Corporate costs	(96,103)	(140,446)
Unrealized gain (loss) on translation of intercompany balance	400,449	(503,228)
Loss from operations	(4,835,429)	(6,396,030)
Other income	39,228	96,755
Loss before income taxes	$(4,796,201)	$(6,299,275)

The following table shows the major customer(s) (10% or more) for the three-month period ended March 31, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$70	$41	$—	$111	20%
2	Shandong Brother Technology Limited	$60	$36	$—	$96	17.1%
3	Shouguang Weidong Chemical Company Limited	$65	$18	$—	$83	14.9%
4	Dongying Bomeite Chemical Company Limited	$70	$—	$—	$70	12.5%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$57	$—	$—	$57	10.2%
6	Shouguang JinWang Chemical Company Limited	$56	$—	$—	$56	10%

NOTE 16– CUSTOMER CONCENTRATION

During the three-month period ended March 31, 2020, the Company sold 84.8% of its products to its top six customers, respectively. As of March 31, 2020, amounts due from these customers were $526,288.

During the three-month period ended March 31, 2019, the Company sold 100% of its products to its one natural gas customer. As of March 31, 2019, amounts due from this customer was $20,508.

NOTE 17 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2020, the Company purchased 100% of its raw materials from its top five suppliers.  As of March 31, 2020, amounts due to those suppliers were $53,707.

During the three-month period ended March 31, 2019, the Company did not purchase any raw materials.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of March 31, 2020 and December 31, 2019.

NOTE 19 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The Company has no purchase commitments as of March 31, 2020.

The following table sets forth the Company’s contractual obligations as of March 31, 2020:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$88,052	$25,405
the next 13 to 24 months	88,052	—
the next 25 to 36 months	88,052	—
Total	$264,156	$25,405

NOTE 20 –LOSS CONTINGENCIES

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited (“SCHC”) by the Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent. The written Decisions challenged the land use of Factory nos. 2, 9, 7, 4, 8 and 10, respectively, and alleged, among other things, that SCHC had illegally occupied and used the land in the total area of approximately 52,674 square meter, on which Factory nos. 2, 9, 7, 4, 8 and 10 were built. The Written Decisions ordered SCHC, among other things, to return the land subject to the Written Decisions to its respective legal owner, restore the land to its original state, and demolish or confiscate all the buildings and facilities thereon and pay monetary penalty of approximately RMB 1.3 million ($184,000) in the aggregate. Each of the Written Decisions was to be executed within 15 days upon serving on SCHC. Additional interest penalty would be imposed at a daily rate of 3% in the event that SCHC did not make the monetary penalty payment in a timely manner. As discussed below, the Company did not believe the local government would enforce the penalties so it did not make the payment. Subsequently, the Bureau filed enforcement actions to the People’s Court of Shouguang City, Shandong Province (the “Court”), naming SCHC as enforcement respondent and alleged, among other things, that SCHC failed to perform its obligations under each of the Written Decisions within the specified timeframe. The enforcement proceedings sought court orders to enforce the Written Decisions. On May 5, 2019, written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 384, (2019) Lu 0783 Xing Shen No. 385, (2019) Lu 0783 Xing Shen No. 389, (2019) Lu 0783 Xing Shen No. 390, (2019) Lu 0783 Xing Shen No. 393, and (2019) Lu 0783 Xing Shen No. 394, respectively (together, the “Court Rulings”) were made by the Court in favor of the Bureau. The Court ordered, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal owner and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings on SCHC. The Court Rulings became enforceable immediately upon service on SCHC on May 5, 2019.

The Company has been in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in close discussions with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. As of the date of this report, the Company has obtained one written confirmation from the local government authorities that the administrative penalty imposed on Factory No. 7, Factory No. 8 and Factory No.10 are being revoked which are subject to the Court’s formal approval, and production of Factory No. 7 was allowed to resume in April 2019. The Bureau filed an application, dated October 28, 2019, to the Court to withdraw the enforcement actions that were filed against SCHC to seek court orders to enforce Written Decsions No. Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296. In addition, on August 28, 2019, the People’s Government of Shandong Province, issued a regulation titled “Investment Project Management Requirements of Chemical Companies in Shandong Province” permitting the construction of facilities on existing sites or infrastructure of bromine manufacturing and other chemical industry-related types of projects (clause 11 of section 3). The Company believes that the goal of the government is to standardize and regulate the industry and not to demolish the facilities or penalize the manufacturers. As of the date of this report, the Company has not been notified by the local government that it will take any measure to enforce the administrative penalties. Based on information known to date, the Company believes that it is remote that the Written Decisions or Court Rulings will be enforced within the expected timeframe and a material penalty or costs and expenses against the Company will result. However, there can be no assurance that there will not be any further enforcement action, the occurrence of which may result in further liabilities, penalties and operational disruption.

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of March 31, 2020.

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

Through our wholly-owned subsidiary, SCHC, we produce and trade bromine and crude salt.  We are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine also is used to form intermediary chemical compounds such as Tetramethylbenzidine.  Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants.  Crude salt is the principal material in alkali production as well as chlorine alkali production and is widely used in the chemical, food and beverage, and other industries. SCHC is also planning to do Seawater desalination; Seawater desalination technology research and service; To handle the import and export of goods and technologies within the scope permitted by the state.

Through our wholly-owned subsidiary, SYCI, we manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, inorganic chemicals and materials that are used for human and animal antibiotics.

Our wholly-owned subsidiary, DCHC, was established to explore and develop natural gas and brine resources (including bromine and crude salt) in Sichuan Province, China.

Recent Developments

On September 21, 2018, the Company received a closing notice from the People's Government of Yangkou Town, Shouguang City informing it that its three bromine factories (No. 3, No. 4, and No. 11.) are not allowed to resume production and hence the Company has to demolish these factories. The crude salt fields surrounding these factories have been reclaimed as cultivated or construction land and hence did not meet the requirement for bromine and crude salt co-production set by the relevant authority.

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020 , which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the oil and gas exploration and production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments.

The Company received an approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 allowing the Company to resume production at its bromine factories No.1, No. 4 (which was renamed from Subdivision Factory No. 1), No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control. As of the date of this report, all those four bromine factories have commenced commercial production of bromine and crude salt.

At the present time, our chemical factory SYCI is closed pursuant to the letter from government dated on November 24, 2017. It will be relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City. To date, we have secured the land for our new chemical factory. The Company also has had the final approval regarding environmental protection assessment. The Company expects to start our new chemical factory construction within the second quarter of 2020.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2020 and 2019.

Comparison of the Three-Month Periods Ended March 31, 2020 and 2019

	Three-Month Period Ended March 31, 2020	Three-Month Period Ended March 31, 2019	Percent Change Increase/ (Decrease)
Net revenue	$557,670	$38,570	1346%
Cost of net revenue	$(921,320)	$(36,407)	2431%
Gross profit (loss)	$(363,650)	$2,163	(16912%)
Sales, marketing and other operating expenses	$(2,243)	$—	100%
Direct labor and factory overheads incurred during plant shutdown	$(3,610,423)	(4,293,022)	(16%)
Other operating loss	$(15,776)	—	100%
General and administrative expenses	$(843,337)	$(2,105,171)	(60%)
Loss from operations	$(4,835,429)	$(6,396,030)	(24%)
Other income, net	$39,228	$96,755	(59%)
Loss before taxes	$(4,796,201)	$(6,299,275)	(24%)
Income tax benefit	$1,256,443	$1,395,137	(10%)
Net loss	$(3,539,758)	$(4,904,138)	(28%)

Net revenue  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended March 31, 2020 compared to the same period in 2019:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change
	March 31, 2020		March 31, 2019		Increase (Decrease)
Segment		% of total		% of total
Bromine	$462,846	83%	$—	—	—
Crude Salt	$94,824	17%	$—	—	—
Chemical Products	$—	—	$—	—
Natural Gas	$—	—	$38,570	100%	(100%)
Total sales	$557,670	100%	$38,570	100%	1346%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2020	March 31, 2019	Decrease
Bromine (excluded volume sold to SYCI)	122	—	—
Crude Salt	5,341	—	—

	Three-Month Period Ended		Percentage Change
Natural gas segments product sold in cubic metre	March 31, 2020	March 31, 2019	Decrease
Natural Gas	—	260,201	(100%)

Bromine segment

For the three-month periods ended March 31, 2020 and 2019, the net revenue for the bromine segment was $462,846 and $0, respectively, due to the closure of our plant and factories to perform rectification and improvements in 2019 through mid-March 2020, except for the second quarter and part of the third quarter of 2019 when factory no. 1 and factory no. 7 resumed production.

Crude salt segment

For the three-month periods ended March 31, 2020 and 2019, the net revenue for the crude salt was $94,824 and $0 due to the closure of our plant and factories to perform rectification and improvements in 2019 through mid-March 2020 except for the second quarter and part of the third quarter of 2019 when factory no. 1 and factory no. 7 resumed production.

Chemical products segment

 For the three-month periods ended March 31, 2020 and 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in Bohai Park. As a result there were no chemical products for sale for the three-month period ended March 31, 2020.

Natural gas segment

For the three-month period ended March 31, 2020, the net revenue for the natural gas was $0. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. Based on the government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively.

For the three-month period ended March 31, 2019, the net revenue for the natural gas was $38,570. We commenced natural gas trial production from January 2019.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2020		March 31, 2019		Net Revenue
Segment		% of total		% of total
Bromine	$609,820	66%	$—	—	—
Crude Salt	$311,500	34%	$—	—	—
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	$36,407	100%	(100%)
Total	$921,320	100%	$36,407	100%	2431%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Three-month period ended March 31, 2019	31,506	—	—
Three-month period ended March 31, 2020	31,506	—	5%
Variance of the three-month periods ended March 31, 2020 and 2019	—		—

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio was 5% for the three-month period ended March 31, 2020 as only two factories resumed operations in March 2020.

Our utilization ratio was 0% for the three-month period ended March 31, 2019 was due to the closure of our plant and factories to perform rectification and improvement.

Bromine segment

For the three-month period ended March 31, 2020 the cost of net revenue for the bromine segment was $609,820.

For the three-month period ended March 31, 2019, the cost of net revenue for the bromine segment was $0 due to the closure ofour plant and factories to perform rectification and improvements. As a result, there was no bromine in inventory for sale for the three-month period ended March 31, 2019.

Crude salt segment

For the three-month period ended March 31, 2020 the cost of net revenue for the crude salt segment was $311,500.

The cost of net revenue for our crude salt segment for the three-month period ended March 31, 2019 was $0 due to the closure of our plant and factories to perform rectification and improvements.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2020 and 2019 was $0 due to the closure of our chemical factories since September 1, 2017. We are setting up a new factory in Bohai Park. As a result there were no chemical products for sale for the three-month period ended March 31, 2020 and 2019.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended March 31, 2020 was $0.

Cost of net revenue for our natural gas segment for the three-month period ended March 31, 2019 was $36,407. We commenced natural gas trial production from January 2019.

Gross Profit(Loss) Gross loss was $363,650, or 65%, of net revenue for three-month period ended March 31, 2020, representing a decrease of $365,813 (or 16912%), as compared to a gross profit of $2,163, or 6%, of net revenue for the same period in 2019.

	Gross Profit(Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2020		March 31, 2019		Profit (Loss)Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$(146,974)	(32%)	$—	—	(32%)
Crude Salt	$(216,676)	(229%)	$—	—	(229%)
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	2,163	6%	(6%)
Total Gross Profit (Loss)	$(363,650)	(65%)	$2,163	6%	(71%)

Bromine segment

For the three-month period ended March 31, 2020, the gross loss margin for our bromine segment was 32% . This 32% decrease was primarily attributable to the increase in factory overhead per unit produced due to lower volume of production.

For the three-month period ended March 31, 2019, the gross profit margin for our bromine segment was 0% due to the closure of our plant and factories to perform rectification and improvements. As a result, there was no bromine in inventory for sale for the three-month period ended March 31, 2019.

Crude salt segment

For the three-month period ended March 31, 2020, the gross loss margin for our crude salt segment was 229%. This 229% decrease was primarily attributable to the increase in factory overhead per unit produced due to lower volume of production.

For the three-month period ended March 31, 2019, the gross profit margin for our crude salt segment was 0% due to the closure of our plant and factories to perform rectification and improvements.

Chemical products segment

For the three-month period ended March 31, 2020, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement. All chemical products inventories were sold as of March 31, 2019. As a result, there were no chemical products for sale for the three-month period ended March 31, 2020.

 Natural gas segment

For the three-month period ended March 31, 2020, the gross loss margin for our natural gas segment was 0%.

The gross profit margin for our natural gas segment for the three-month period ended March 31, 2019 was 6%.We commenced natural gas trial production from January 2019.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $3,610,423 and $4,293,022 incurred for the three-month periods ended March 31, 2020 and 2019, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses General and administrative expenses were $843,337 for the three-month period ended March 31, 2020, a decrease of $1,261,834(or 60%) as compared to $2,105,171 for the same period in 2019.

Loss from Operations Loss from operations was $4,835,429 the three-month period ended March 31, 2020, compared to loss from operation of $6,396,030 in the same period in 2019.

	Loss from Operations by Segment
	Three-Month Period Ended March 31, 2020		Three-Month Period Ended March 31, 2019
Segment:		% of total		% of total
Bromine	$(2,866,438)	56%	$(3,625,014)	63%
Crude Salt	(1,513,582)	29%	(1,411,809)	24%
Chemical Products	(710,909)	14%	(673,550)	12%
Natural Gas	(48,846)	1%	(41,983)	1%
Loss from operations before corporate costs	(5,139,775)	100%	(5,752,356)	100%
Corporate cost	(96,103)		(140,446)
Unrealized loss on translation of intercompany balance	400,449		(503,228)
Loss from operations	$(4,835,429)		$(6,396,030)

Bromine segment

Loss from operations from our bromine segment was $2,866,438 for the three-month period ended March 31, 2020, compared to loss from operations of $3,625,014 in the same period in 2019. This decrease in loss was mainly due to the resumption of production in March 2020.

Crude salt segment

Loss from operations from our crude salt segment increased to $1,513,582 for the three-month period ended March 31, 2020, compared to loss from operations of $1,411,809 in the same period in 2019. This increase in loss was mainly attributable to an increase in depreciation and amortization of manufacturing plant and machinery and other manufacturing costs allocated to our crude salt segment for the three-month period ended March 31, 2020 compared to the same period in 2019 resulting from the changes in the average selling price and production volume used to arrive at the allocation ratio of common costs in the two periods.

Chemical products segment

Loss from operations from our chemical products segment was $710,909 for the three-month period ended March 31, 2020, compared to loss from operations of $673,550 in the same period in 2019.

Natural gas segment

Loss from operations from our natural gas segment was $48,846 for the three -month period ended March 31, 2020, compared to a loss of $41,983 in the same period in 2019.

Other Income Net Other income, net of $39,228 represented bank interest income, net of capital lease interest expense for the three -month period ended March 31, 2020, a decrease of $57,527 (or approximately 59%) as compared to the same period in 2019.

Net Loss Net loss was $3,539,758 for the three-month period ended March 31, 2020, compared to a net loss of $4,904,138 in the same period in 2019.

Effective Tax Rate Our effective tax rate for the three-month periods ended March 31, 2020 and 2019 was 26% and 22% respectively. The effective tax rate for the three-month period ended March 31, 2020 was 1% higher than the PRC statutory income tax rate of 25%, mainly due to non-taxable items net of decrease in change in valuation allowance. The effective tax rate for the three-month period ended March 31, 2019 was 3% lower than the PRC statutory income tax rate of 25%, due to non-deductible expense net of non-taxable items.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, cash and cash equivalents were $93,632,690 as compared to $100,301,986 as of December 31, 2019. The components of this decrease of $6,669,296 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$2,202,357	$(263,726)
Net cash used in investing activities	$(7,416,211)	$(2,528,111)
Effects of exchange rate changes on cash and cash equivalents	$(1,455,442)	$3,446,043
Net increase(decrease) in cash and cash equivalents	$(6,669,296)	$654,206

For the three-month period ended March 31, 2020, we met our working capital and capital investment requirements mainly by using cash on hand.

Net Cash (Used in) Provided by Operating Activities

During the three -month period ended March 31, 2020, cash flow provided by operating activities of approximately $2.2 million was mainly due to a decrease in accounts receivable of $4.2 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment, reduced by a net loss of $3.5 million and an adjustment for income tax benefit of $1.2 million.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
		% of total		% of total
Aged 1-30 days	$620,669	100%	$—	—
Aged 121-150 days	—	—	506,703	10%
Aged 151-180 days	—	—	2,368,495	49%
Aged 181-210 days	—	—	2,001,908	41%
Total	$620,669	100%	$4,877,106	100%

The overall accounts receivable balance as of March 31, 2020 decreased by $4,256,437, as compared to those of December 31, 2019. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month period ended March 31, 2020 is required.

Inventory

Our inventory consists of the following:

	March 31, 2020		December 31, 2019
		% of total		% of total
Raw materials	$16,096	2%	$20,928	3%
Finished goods	658,882	98%	669,159	97%
Total	$674,978	100%	$690,087	100%

The net inventory level as of March 31, 2020 decreased by $15,109 (or 2%), as compared to the net inventory level as of December 31, 2019.

Raw materials decreased by $4,832 as of March 31, 2020 as compared to December 31, 2019.

Our finished goods decreased by $10,277 as of March 31, 2020 as compared to December 31, 2019.

Net Cash Used in Investing Activities

For the three-month period ended March 31, 2020, we used approximately $7.4 million to acquire property, plant and equipment.

For the three-month period ended March 31, 2019, we used approximately $2.5 million to acquire property, plant and equipment.

Net Cash Used in Financing Activities

We have no financing activities for the three-month periods ended March 31, 2020 and 2019.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $93.6 million at March 31, 2020, most of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

We intend to continue to focus our efforts on the activities of SCHC, SYCI and DCHC as these segments continue to expand within the Chinese market.

We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management’s attention, inability to retain key personnel, risks associated with unanticipated events, risks associated with the COVID-19 pandemic and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. We may effect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2020 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 19– Capital Commitment and Other Service Contractual Obligations”.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, inventories and allowance for obsolescence, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, leases, revenue recognition, income taxes, and loss contingencies. These policies and estimates are described in the Company’s Form 10-Q for the three months ended March 31, 2020.

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

The Company has been in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in close discussions with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. As of the date of this report, the Company has obtained one written confirmation from the local government authorities that the administrative penalty imposed on Factory No. 7 , Factory No. 8 and Factory No.10 are being revoked which are subject to the Court formal approval , and production of Factory No. 7 was allowed to resume in April 2019. The Bureau filed an application, dated October 28, 2019, to the Court to withdraw the enforcement actions that were filed against SCHC to seek court orders to enforce Written Decisions No. Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296. In addition, on August 28, 2019, the People’s Government of Shandong Province, issued a regulation titled “Investment Project Management Requirements of Chemical Companies in Shandong Province” permitting the construction of facilities on existing sites or infrastructure of bromine manufacturing and other chemical industry-related types of projects (clause 11 of section 3).The Company believes that the goal of the government is to standardize and regulate the industry and not to demolish the facilities or penalize the manufacturers. As of the date of this report, the Company has not been notified by the local government that it will take any measure to enforce the administrative penalties. Based on information known to date, the Company believes that it is remote that the Written Decisions or Court Rulings will be enforced within the expected timeframe and a material penalty or costs and expenses against the Company will result. However, there can be no assurance that there will not be any further enforcement action, the occurrence of which may result in further liabilities, penalties and operational disruption.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully review our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Readers should carefully review risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: May 20, 2020	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: May 20, 2020	By:	/s/ Min Li
Min Li
Chief Financial Officer