Form 10-Q
period 2020-06-30
GULF RESOURCES, INC.
filed 2020-08-14
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-34499

GULF RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11,Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong, China	262700
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 (536) 567 0008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.0005 par value	GURE	NASDAQ Global Select Market

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

As of August 15, 2020, the registrant had outstanding 9,517,427 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30, 2020 Unaudited	December 31, 2019 Audited
Current Assets
Cash	$89,972,591	$100,301,986
Accounts receivable	3,060,565	4,877,106
Inventories, net	523,628	690,087
Prepayments and deposits	2,930,094	1,332,970
Other receivable	559	559
Total Current Assets	96,487,437	107,202,708
Non-Current Assets
Property, plant and equipment, net	132,848,600	137,994,949
Finance lease right-of use assets	174,293	179,526
Operating lease right-of –use assets	8,429,714	8,817,884
Prepaid land leases, net of current portion	9,349,625	9,115,276
Deferred tax assets	17,498,544	15,940,642
Total non-current assets	168,300,776	172,048,277
Total Assets	$264,788,213	$279,250,985

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts , other payable and accrued expenses	$1,086,958	$1,106,048
Retention payable	—	3,805,483
Taxes payable-current	1,085,061	779,623
Finance lease liability, current portion	137,103	198,506
Operating lease liabilities, current portion	429,771	416,604
Total Current Liabilities	2,738,893	6,306,264
Non-Current Liabilities
Finance lease liability, net of current portion	1,740,882	1,905,772
Operating lease liabilities, net of current portion	7,279,206	7,931,849
Total Non-Current Liabilities	9,020,088	9,837,621
Total Liabilities	$11,758,981	$16,143,885
Commitment and Loss Contingencies

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 9,563,257 and 9,563,257 shares issued; and 9,517,427 and 9,517,427 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	23,904	23,904
Treasury stock; 45,830 and 45,830 shares as of June 30, 2020 and December 31, 2019 at cost	(510,329)	(510,329)
Additional paid-in capital	95,043,388	95,043,388
Retained earnings unappropriated	154,024,022	159,808,400
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	(19,785,297)	(15,491,807)
Total Stockholders’ Equity	253,029,232	263,107,100
Total Liabilities and Stockholders’ Equity	$264,788,213	$279,250,985

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019

NET REVENUE
Net revenue	$5,359,483	$6,009,409	$5,917,153	$6,047,979

OPERATING INCOME (EXPENSE)
Cost of net revenue	(5,022,896)	(2,990,330)	(5,944,216)	(3,026,737)
Sales, marketing and other operating expenses	(10,838)	(6,613)	(13,081)	(6,613)
Direct labor and factory overheads incurred during plant shutdown	(1,737,599)	(2,875,285)	(5,348,022)	(7,168,307)
General and administrative expenses	(1,541,702)	(1,335,347)	(2,385,039)	(3,440,518)
Other operating income (loss)	—	—	(15,776)	—
	(8,313,035)	(7,207,575)	(13,706,134)	(13,642,175)

LOSS FROM OPERATIONS	(2,953,552)	(1,198,166)	(7,788,981)	(7,594,196)

OTHER INCOME (EXPENSE)
Interest expense	(34,888)	(38,396)	(70,316)	(77,220)
Interest income	71,188	132,873	145,844	268,452
LOSS BEFORE TAXES	(2,917,252)	(1,103,689)	(7,713,453)	(7,402,964)

INCOME TAX BENEFIT	672,633	365,983	1,929,076	1,761,120
NET LOSS	$(2,244,619)	$(737,706)	$(5,784,377)	$(5,641,844)

COMPREHENSIVE LOSS:
NET LOSS	$(2,244,619)	$(737,706)	$(5,784,377)	$(5,641,844)
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	221,869	(6,603,591)	(4,293,490)	(437,241)
COMPREHENSIVE LOSS	$(2,022,750)	$(7,341,297)	$(10,077,867)	$(6,079,085)

LOSS PER SHARE:
BASIC AND DILUTED	$(0.24)	$(0.08)	$(0.61)	$(0.60)

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC AND DILUTED	9,517,427	9,442,815	9,517,427	9,413,683

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2020
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2020 (Unaudited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$156,268,642	$24,233,544	$(20,007,166)	$255,051,983
Translation adjustment	—	—	—	—	—	—	—	—	221,869	221,869
Net loss for three-month period ended June 30, 2020	—	—	—	—	—	—	(2,244,619)	—	—	(2,244,619)
BALANCE AT JUNE 30, 2020 (Unaudited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$154,024,022	$24,233,544	$(19,785,297)	$253,029,232

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	loss	Total

BALANCE AT MARCH 31, 2019 (Unaudited)	9,429,982	9,384,152	45,830	$23,573	$(510,329)	$94,997,819	$180,704,307	$24,233,544	$(4,311,698)	$295,137,216
Translation adjustment	—	—	—	—		—	—	—	(6,603,591)	(6,603,591)
Issuance of stock options to employees				—		45,900	—	—	—	45,900
Cashless exercise of stock options	132,462	132,462	—	331	—	(331)	—	—-	—	—
Net loss for three-month period ended June 30, 2019	—	—	—	—	—	—	(737,706)	—	—	(737,706)
BALANCE AT JUNE 30, 2019 (Unaudited)	9,562,444	9,516,614	45,830	$23,904	$(510,329)	$95,043,388	$179,966,601	$24,233,544	$(10,915,289)	$287,841,819

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2019 (Audited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$159,808,400	$24,233,544	$(15,491,807)	$263,107,100
Translation adjustment	—	—	—	—	—	—	—	—	(4,293,490)	(4,293,490)
Net loss for six-month period ended June 30, 2020	—	—	—	—	—	—	(5,784,377)	—	—	(5,784,377)
BALANCE AT JUNE 30, 2020 (Unaudited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$154,024,022	$24,233,544	$(19,785,297)	$253,029,232

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	loss	Total

BALANCE AT DECEMBER 31, 2018 (Audited)	9,410,588	9,360,758	49,830	$23,525	$(554,870)	$95,020,808	$185,608,445	$24,233,544	$(10,478,048)	$293,853,404
Translation adjustment	—	—	—	—		—	—	—	(437,241)	(437,241)
Common stock issued for services		4,000	(4,000)	—	44,541	(22,941)	—	—	—	21,600
Cashless exercise of stock options	151,856	151,856	—	379	—	(379)	—	—-	—	—
Issuance of stock options to employees						45,900				45,900
Net loss for six-month period ended June 30, 2019	—	—	—	—	—	—	(5,641,844)	—	—	(5,641,844)
BALANCE AT JUNE 30, 2019 (Unaudited)	9,562,444	9,516,614	45,830	$23,904	$(510,329)	$95,043,388	$179,966,601	$24,233,544	$(10,915,289)	$287,841,819

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,784,377)	$(5,641,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest on finance lease obligation	70,009	76,940
Depreciation and amortization	7,559,224	6,964,880
Unrealized exchange gain on translation of inter-company balances	(382,331)	(44,427)
Deferred tax asset	(1,929,553)	(1,761,118)
Common stock issued for services	—	21,600
Issuance of stock options to employee	—	45,900
Changes in assets and liabilities:
Accounts receivable	1,807,547	(6,775,954)
Inventories	152,369	(457,780
Prepayments and deposits	32,807	(17,037)
Other receivables	—	1,631
Accounts and Other payable and accrued expenses	(9,284)	321,706
Retention payable	—	—
Taxes payable	298,599	768,072
Prepaid land leases	(369,066)	—
Operating lease	(268,192)	(268,620)
Net cash provided by (used in) by operating activities	1,177,752	(6,766,051)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,860,142)	(11,501,738)
Net cash used in investing activities	(9,860,142)	(11,501,738)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(264,976)	(275,506)
Net cash used in financing activities	(264,976)	(275,506)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,382,029)	(101,571)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,329,395)	(18,644,866)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100,301,986	178,998,935
CASH AND CASH EQUIVALENTS - END OF PERIOD	$89,972,591	$160,354,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$8,241,818
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Property, plant and equipment included in Payable and other accrued expense and Retention payable	$—	$28,094,696
Par value of common stock issued upon cashless exercise of options	$—	$379

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

In the opinion of management, the unaudited financial information for the three and six months ended June 30, 2020 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”). . Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(b)        Nature of Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), which is also planning to engage in seawater desalination technology research and service and to handle the import and export of goods and technologies within the scope permitted by the State. The Company also manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (b) (iii) below).

On March 11, 2020, the World Health Organization (WHO) officially declared CoVID-19 a pandemic, pointing to the over 118,000 cases of COVID-19 illness in over 110 countries and territories around the world and the sustained risk of further global spread. On May 8, 2020, WHO reported that there were more than 18 million of confirmed cases of COVID-19 including 702,642 deaths globally. Given this fact, the duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations is uncertain. While our operations are currently not materially affected, it is unknown whether or how they may be affected if such a pandemic persists for an extended period. While not yet quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the first six months of 2020 and will continue to assess the financial impact for the remainder of the year.  The virus outbreak slightly delayed the commencement of the operations for Factory No.1, No.4, No.7, No.9, and it may also delay the approval for the remaining three factories No.2, No.8 and No.10.

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

In December 2017, the Company secured from the government the land use rights for its chemical plants located at the Bohai Park and in June 2018, the Company presented a completed construction design draft and other related documents to the local authorities for approval. In January 2020, the Company obtained the environmental protection assessment approval performed by the government of Shouguang City, Shandong Province for the proposed new Yuxin chemical factory. With this approval, the Company is permitted to construct the new chemical factory and began the construction in the second quarter of 2020.

The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $16,538,768 and $10,320,017, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

(iii) Natural Gas Segment

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments after the governmental planning has been finalized.

(c)           Allowance for Doubtful Accounts

As of June 30, 2020 and December 31, 2019, there were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month and six-month periods ended June 30, 2020 and 2019.

The Company collected from on its accounts receivable an amount of $1,933,814 from July 1 2020 through August 7, 2020.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $89,972,591 and $100,301,986 with these institutions as of June 30, 2020 and December 31, 2019, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Producing oil and gas properties are depreciated on a unit-of-production basis over the proved developed reserves. Common facilities that are built specifically to service production directly attributed to designate oil and gas properties are depreciated based on the proved developed reserves of the respective oil and gas properties on a pro-rata basis. Common facilities that are not built specifically to service identified oil and gas properties are depreciated using the straight-line method over their estimated useful lives. Costs associated with significant development projects are not depreciated until commercial production commences and the reserves related to those costs are excluded from the calculation of depreciation.

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $43,838and $292,800for the three-month period ended June 30, 2020 and 2019, respectively, and totaled $183,946 and $603,737 for the six-month period ended June 30, 2020 and 2019, respectively.

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

JUNE 30, 2020

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

For the three and six months period ended June 30, 2020and 2019, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to74,781 and 33,981 shares for the three-month period ended June 30, 2020and 2019, respectively, and amounted to 94,075 and50,790 shares for the six-month period ended June 30, 2020 and 2019, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

As the Company reported a net loss for the three and six months ended June 30, 2020 and 2019, common stock equivalents including stock options and warrants were anti-dilutive. Therefore, the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

(o)         Contingencies

The Company accrues for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management's judgment, as appropriate. Revisions to accruals are reflected in earnings (loss) in the period in which different facts or information become known or circumstances change that affect the Company's previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of such liabilities may be materially different from previous estimates.

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

There were no recent accounting pronouncements adopted during the six months ended June 30, 2020.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	June 30, 2020	December 31, 2019

Raw materials	$29,304	$20,928
Finished goods	494,324	669,159
	$523,628	$690,087

NOTE 3 – PREPAID LAND LEASES

In December 2017, the Company paid a one lump sum upfront amount of $8,982,369 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of June 30 2020 and December 31, 2019. As of June 30, 2020, the prepaid land lease increased to $9,349,625 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

In June 2020, the construction of the new chemical factory commenced and is expected to complete in May 2021.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2020	December 31, 2019
At cost:
Mineral rights	$2,724,154	$2,764,462
Buildings	59,007,466	59,880,567
Plant and machinery	231,247,364	234,669,007
Motor vehicles	6,039	6,129
Furniture, fixtures and office equipment	3,188,556	3,235,736
Construction in process	5,562,402	1,204,742
Total	301,735,981	301,760,643
Less: Accumulated depreciation and amortization	(151,706,607)	(146,330,705)
Impairment	(17,180,774)	(17,434,989)
Net book value	$132,848,600	$137,994,949

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $18,725,141 and $19,894,947as at June 30, 2020 and December 31, 2019, respectively.

During the three-month period ended June 30, 2020, depreciation and amortization expense totaled $4,103,026 of which $1,167,114, $198,413 and $2,737,500 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the six-month period ended June 30, 2020,depreciation and amortization expense totaled $7,556,589 of which $3,745,884, $399,819 and $3,410,886 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

During the three-month period ended June 30, 2019, depreciation and amortization expense totaled $3,586,272 of which $2,019,128, $222,444 and $1,344,700were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the six-month period ended June 30, 2019,depreciation and amortization expense totaled $6,898,179 of which $5,086,024, $447,274 and $1,364,881 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

NOTE 5 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	June 30, 2020	December 31, 2019
At cost:
Buildings	$116,237	$117,956
Plant and machinery	2,126,386	2,157,848
Total	2,242,623	2,275,804
Less: Accumulated depreciation and amortization	(2,068,330)	(2,096,278)
Net book value	$174,293	$179,526

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and six months period ended June 30, 2020, depreciation and amortization expense totaled $1,308 and$2,635, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and six months period ended June 30, 2019, depreciation and amortization expense totaled $1,360 and$66,701, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT–OF USE ASSETS

As of June 30, 2020, the total operating lease ROU assets was $8,429,714. The total operating lease cost for the three-month period ended June 30, 2020 and 2019 was $216,422and $225,022.

The total operating lease cost for the six-month period ended June 30, 2020 and 2019 was $436,109 and $452,241.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $7,946,227as at June 30, 2020.

NOTE 7 – ACCOUNTS PAYABLE, OTHER PAYABLE AND ACCRUED EXPENSES

Accounts payable, other payable and accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Accounts payable	$286,401	$—
Salary payable	289,734	310,097
Social security insurance contribution payable	41,511	105,750
Other payable-related party (see Note 8)	44,060	89,424
Deposit on subscription of a subsidiary’s share	141,250	144,798
Accrued expense-construction	96,485	97,913
Accrued expense-others	187,517	358,066
Total	$1,086,958	$1,106,048

The deposit on subscription of a subsidiary's share of $141,250 as of June 30, 2020 relates to sale of non-controlling interests in DCHC.

NOTE 8– RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2020 and June 30, 2019, the Company borrowed $0 and $60,000 from a related company. There was no balance owing to this related company as of June 30, 2020 and December 31, 2019.

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $88,121 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three and six months ended June 30, 2020was approximately $22,030 and $44,043.The expense associated with this agreement for the three and six months ended June 30, 2019was approximately $22,687 and $45,849.

NOTE 9– TAXES PAYABLE

	June 30,	December 31,
	2020	2019
Land use tax payable	$768,254	$779,623
Value added tax and other taxes payable	316,807	—
	$1,085,061	$779,623

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	June 30,	December 31,
	Interest rate	2020	2019
Total finance lease liability	6.7%	$1,877,985	$2,104,278
Less: Current portion		(137,103)	(198,506)
Finance lease liability, net of current portion		$1,740,882	$1,905,772

Interest expenses from capital lease obligations amounted to $34,747 and $38,281for the three-month period ended June 30, 2020 and 2019, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $70,009 and$76,940 for the six-month period ended June 30, 2020 and 2019, respectively, which were charged to the condensed consolidated statement of income (loss).The remaining finance lease term at June 30, 2020 was 11 years.

The components of operating lease liabilities as follows:

	Imputed	June 30,	December 31,
	Interest rate	2020	2019
Total Operating lease liabilities	4.89%	$7,708,977	$8,348,453
Less: Current portion		(429,771)	(416,604)
Operating lease liabilities, net of current portion		$7,279,206	$7,931,849

The weighted average remaining operating lease term at June 30, 2020was 22years and the weighted average discounts rate was 4.89%.Lease payments for the three-month period ended June 30, 2020 and 2019, respectively, were $522,636 and $543,405. Lease payments for the six-month period ended June 30, 2020 and 2019, respectively, were $704,301 and $724,144.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$265,126	$772,135
the next 13 to 24 months	265,126	628,001
the next 25 to 36 months	265,126	631,628
the next 37 to 48 months	265,126	632,586
the next 49 to 60 months	265,126	636,503
thereafter	1,325,634	10,704,542
Total	2,651,264	14,005,395
Less: Amount representing interest	(773,279)	(6,296,418)
Present value of net minimum lease payments	$1,877,985	$7,708,977

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

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

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2020 for SCHC, SYCI and DCHC is 16%, 14% and 0% of its registered capital respectively.

NOTE 12– TREASURYSTOCK

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

On September 13, 2019, the Company received a staff deficiency notice from The Nasdaq Stock Market informing the Company that it has failed to comply with Nasdaq’s shareholder approval requirements relating to shares issued to this consultant. A total of 8,000 restricted shares issued to this consultant from treasury were canceled. On January 14, 2020, the Company reissued the shares from the 2019 Omnibus Equity Incentive Plan adopted by the board of directors of the Company and approved by the stockholders at the annual stockholders meeting held on December 18, 2019.

On January 23, 2020, the Company received a letter from the Nasdaq Stock Market Listing Qualifications Staff (the “Staff”) notifying that the Company has regained compliance with the shareholder approval requirements set forth in Nasdaq Listing Rule 5635(c) in connection with shares issued to a consultant based on the Staff’s review of the Company’s submitted materials.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“ 2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of June 30, 2020, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan is 989,698 shares.

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

For the three and six months ended June 30, 2020 and 2019, total compensation costs for options granted recorded in the consolidated statement of loss were $0 and $45,900.

During the three and six months ended June 30, 2020, there were no options granted to employees or non-employees.

 The following table summarizes all Company stock option transactions between January 1, 2020 and June 30, 2020.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2020	135,100	$7.21	$3.57 - $9.90
Exercised during the period	—	—	—
Expired during the period	(7,500)	$9.17	—
Balance, June 30, 2020	127,600	$7.09	$3.57 - $7.27

Stock Options and Warrants Outstanding and Exercisable
			Weighted Average
			Remaining
	Outstanding at June 30, 2020	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	127,600	$3.57 - $7.27	1.13

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2020 was $10,710.

During the three months ended June 30, 2020 and 2019, there were 0 and 132,462shares of common stock issued upon cashless exercise of 0 and 330,400 options.

During the six months ended June 30, 2020 and 2019, there were 0 and 151,856 shares of common stock issued upon cashless exercise of 0 and 379,400 options.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2020 was $0.The aggregate intrinsic value of options exercised during the three months ended June 30, 2019 was $808,014.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2020 was $0.The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 was $922,429.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2020and 2019, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2020 and 2019.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and six-month periods ended June 30, 2020 and 2019.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2020 and 2019are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of June 30, 2020 and December 31, 2019, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $114,295,118 and $124,616,722, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2020 and December 31, 2019, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of June 30, 2020 and December 31, 2019, the unrecognized WHT are $4,752,714 and $5,254,560, respectively.

The Company’s income tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s income tax returns filed in the United States for three years from the date of filing. The Company’s US income tax returns since 2016are currently subject to examination.

Inland Revenue Department of Hong Kong (“IRD”) may examine the Company’s income tax returns filed in Hong Kong for seven years from date of filing. For the years 2012 through 2019, HKJI did not report any taxable income. It did not file any income tax returns during these years except for 2014 and 2018. For companies which do not have taxable income, IRD typically issues notification to companies requiring them to file income tax returns once in every four years. The tax returns for 2014 and 2018 have been examined, and there is no Hong Kong Profits Tax was charged.

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
Current taxes – PRC	$—	$—	$—	$—
Deferred taxes – PRC	612,354	695,988	1,739,929	2,106,066
Change in valuation allowance	60,279	(330,005)	189,147	(344,946)
	$672,633	$365,983	$1,929,076	$1,761,120

The effective income tax rate differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2020	2019	2020	2019
Statutory income tax rate	25%	25%	25%	25%
Non-taxable income,(Non-deductible expense) and change in valuation allowance	(2%)	8%	—	(1%)
Effective tax rate	23%	33%	25%	24%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2020 and December 31,2019are as follows:

	June 30,	December 31,
	2020	2019
Deferred tax liabilities	$—	$—

Deferred tax assets:
Impairment on property, plant and equipment	2,764,893	2,974,542
Impairment on prepaid land lease	814,620	826,673
Exploration costs	1,758,563	1,784,583
Compensation costs of unexercised stock options	74,883	171,672
PRC tax losses	20,571,271	18,737,005
US federal net operating loss	311,000	432,000
Total deferred tax assets	26,295,230	24,926,475
Valuation allowance	(8,796,686)	(8,985,833)
Net deferred tax asset	$17,498,544	$15,940,642

The decrease in valuation allowance for the three-month period ended June 30, 2020 is $60,279.

The increase in valuation allowance for the three-month period ended June 30, 2019is $330,005.

The decrease in valuation allowance for the six-month period ended June 30, 2020is $189,147.

The increase in valuation allowance for the six-month period ended June 30, 2019is $344,946.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2020 and December 31, 2019 and no amounts accrued for penalties and interest for the three and six months ended June 30, 2020 and 2019.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Three-Month Period Ended June 30, 2020	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,487,017	$872,466	$—	$—	$5,359,483	$—	$5,359,483
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(1,479,084)	(611,472)	(654,652)	(53,270)	(2,798,478)	(155,074)	(2,953,552)
Income tax benefit	350,708	172,849	149,076	—	672,633	—	672,633
Income (loss) from operations after income tax benefit	(1,128,376)	(438,623)	(505,576)	(53,270)	(2,125,845)	(155,074)	(2,280,919)
Total assets	115,956,839	38,299,428	108,862,565	1,599,014	264,717,846	70,367	264,788,213
Depreciation and amortization	3,038,936	919,003	111,797	34,598	4,104,334	—	4,104,334
Capital expenditures	—	—	2,443,931	—	2,443,931	—	2,443,931

Three-Month Period Ended June 30, 2019	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$5,751,164	$245,079	$—	$13,166	$6,009,409	$—	$6,009,409
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(36,713)	(828,736)	(656,424)	(61,401)	(1,583,274)	385,108	(1,198,166)
Income tax benefit	9,540	215,360	141,083	—	365,983	—	365,983
Income(loss) from operations after income tax benefit	(27,173)	(613,376)	(515,341)	(61,401)	(1,217,291)	385,108	(832,183)
Total assets	169,870,183	29,241,474	128,641,174	1,773,689	329,526,520	37,207	329,563,727
Depreciation and amortization	2,476,960	958,352	116,240	36,080	3,587,632	—	3,587,632
Capital expenditures	10,857,541	644,197	—	—	11,501,738	—	11,501,738

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2020	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,949,863	$967,290	$—	$—	$5,917,153	$—	$5,917,153
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit	(4,345,522)	(2,125,054)	(1,365,561)	(102,116)	(7,938,253)	149,272	(7,788,981)
Income tax benefit	1,068,146	551,245	309,685	—	1,929,076	—	1,929,076
Loss from operations after income tax benefit	(3,277,376)	(1,573,809)	(1,055,876)	(102,116)	(6,009,177)	149,272	(5,859,905)
Total assets	115,956,839	38,299,428	108,862,565	1,599,014	264,717,846	70,367	264,788,213
Depreciation and amortization	5,236,780	2,027,445	225,281	69,718	7,559,224	—	7,559,224
Capital expenditures	3,157,669	646,752	6,055,721	—	9,860,142	—	9,860,142

Six-Month Period Ended June 30, 2019	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$5,751,164	$245,079	$—	$51,736	$6,047,979	$—	$6,047,979
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit	(3,661,727)	(2,240,545)	(1,329,974)	(103,384)	(7,335,630)	(258,566)	(7,594,196)
Income tax benefit	906,887	568,312	285,921	—	1,761,120	—	1,761,120
Loss from operations after Income tax benefit	(2,754,840)	(1,672,233)	(1,044,053)	(103,384)	(5,574,510)	(258,566)	(5,833,076)
Total assets	169,870,183	29,241,474	128,641,174	1,773,689	329,526,520	37,207	329,563,727
Depreciation and amortization	4,595,037	2,063,460	233,628	72,755	6,964,880	—	6,964,880
Capital expenditures	10,857,541	644,197	—	—	11,501,738	—	11,501,738

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2020	2019	2020	2019
Total segment operating loss	$(2,798,478)	$(1,583,274)	$(7,938,253)	$(7,335,630)
Corporate costs	(136,956)	(162,547)	(233,059)	(302,993)
Unrealized gain on translation of intercompany balance	(18,118)	547,655	382,331	44,427
Loss from operations	(2,953,552)	(1,198,166)	(7,788,981)	(7,594,196)
Other income, net of expense	36,300	94,477	75,528	191,232
Loss before taxes	$(2,917,252)	$(1,103,689)	$(7,713,453)	$(7,402,964)

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$809	$321	$—	$1,130	21.1%
2	Shandong Brother Technology Limited	$550	$300	$—	$850	15.8%
3	Shouguang Weidong Chemical Company Limited	$982	$251	$—	$1,233	23%
4	Dongying Bomeite Chemical Company Limited	$537	$—	$—	$537	10%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$711	$—	$—	$711	13.3%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$879	$321	$—	$1,200	20.3%
2	Shandong Brother Technology Limited	$609	$300	$—	$909	15.4%
3	Shouguang Weidong Chemical Company Limited	$1,047	$251	$—	$1,298	21.9%
4	Dongying Bomeite Chemical Company Limited	$607	$—	$—	$607	10.3%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$768	$—	$—	$768	13%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2019.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,360	$72	$—	$1,432	23.9%
2	Shouguang Weidong Chemical Company Limited	$1,100	$70	$—	$1,170	19.5%
3	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$1,039	$102	$—	$1,141	19%
4	shouguang Shenrunfa ocean Chemical Company Limited	$772	$—	$—	$772	12.9%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2019.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,360	$72	$—	$1,432	23.9%
2	Shouguang Weidong Chemical Company Limited	$1,100	$70	$—	$1,170	19.5%
3	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$1,039	$102	$—	$1,141	19%
4	Shouguang Shenrunfa ocean Chemical Company Limited	$772	$—	$—	$772	12.9%

NOTE 16– CUSTOMER CONCENTRATION

During the six-month period ended June 30, 2020, the Company sold 82.4% of its products to its top five customers, respectively. As of June 30, 2020, amounts due from these customers were $2,488,001.

During the six-month period ended June 30, 2019, the Company sold 84% of its products to its top five customers, respectively. As of June 30, 2019, amounts due from these customers were $5,663,578.

NOTE 17– MAJOR SUPPLIERS

During the six-month period ended June 30, 2020 the Company purchased 100% of its raw materials from its top five suppliers.  As of June 30, 2020, amounts due to those suppliers were $286,401.

During the six-month period ended June 30, 2019, the Company purchased 100% of its raw materials from its top five suppliers.  As of June 30, 2019, amounts due to those suppliers were $389,780.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2020 and December 31, 2019.

NOTE 19 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of June 30, 2020:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$88,121	$5,323,609
the next 13 to 24 months	88,121	407,553
the next 25 to 36 months	88,121	—
Total	$264,363	$5,731,162

NOTE 20 –LOSS CONTINGENCIES

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited (“SCHC”) by Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent respectively thereof. The Decisions challenged the land use of Factory nos. 2, 9, 7, 4, 8 and 10, respectively, and alleged, among other things, that SCHC had illegally occupied and used the land in the total area of approximately 52,674 square meters, on which Factory nos. 2, 9, 7, 4, 8 and 10 were built, respectively. The Written Decisions ordered SCHC, among other things, to return the land subject to the Written Decisions to its respective legal owner, restore the land to its original state, and demolish or confiscate all the buildings and facilities thereon and pay monetary penalty of approximately RMB 1.3 million ($184,000) in the aggregate. Each of the Written Decisions shall be executed within 15 days upon serving on SCHC. Additional interest penalty shall be imposed at a daily rate of 3% in the event that SCHC does not make the monetary penalty payment in a timely manner. Subsequently, the Bureau filed enforcement actions to the People’s Court of Shouguang City, Shandong Province (the “Court”), naming SCHC as enforcement respondent and alleged, among other things, that SCHC failed to perform its obligations under each of the Written Decisions within the specified timeframe. The enforcement proceedings sought court orders to enforce the Written Decisions. On May 5, 2019, written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 384, (2019) Lu 0783 Xing Shen No. 385, (2019) Lu 0783 Xing Shen No. 389, (2019) Lu 0783 Xing Shen No. 390, (2019) Lu 0783 Xing Shen No. 393, and (2019) Lu 0783 Xing Shen No. 394, respectively (together, the “Court Rulings”) were made by the Court in favor of the Bureau. The Court orders, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal owner and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings on SCHC. The Court Rulings became enforceable immediately upon service on SCHC on May 5, 2019.

In the last twenty years, to the Company’s knowledge, there were no government regulations requiring bromine manufacturers to obtain land use and planning approval document. As such, the Company believes most of the bromine manufacturers in Shouguang City do not have land use and planning approval documents and lease their land parcels from the village associations. They are facing the same issues in connection with land use and planning as the Company.

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of June 30, 2020.

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

Through our wholly-owned subsidiary, SCHC, we produce and trade bromine and crude salt.  We are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine also is used to form intermediary chemical compounds such as Tetramethylbenzidine.  Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants.  Crude salt is the principal material in alkali production as well as chlorine alkali production and is widely used in the chemical, food and beverage, and other industries. SCHC is also planning to be involved in activities related to seawater desalination, seawater desalination technology research and service and to handle the import and export of goods and technologies within the scope permitted by the state.

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

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments.

The Company received an approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 allowing the Company to resume production at its bromine factories No.1, No. 4 (which was renamed from Subdivision Factory No. 1), No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control. As of the date of this report, all those four bromine factories have commenced commercial production of bromine and crude salt. Factory no. 1 and no. 7 resumed operation in March 2020 and Factory no. 4 and no. 9 resumed operation in May 2020.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2020 and 2019.

Comparison of the Three-Month Period Ended June 30, 2020 and 2019

	Three-Month Period Ended June 30, 2020	Three-Month Period Ended June 30, 2019	Percent Change Increase/ (Decrease)
Net revenue	$5,359,483	$6,009,409	(11%)
Cost of net revenue	(5,022,896)	(2,990,330)	68%
Gross profit	336,587	3,019,079	(89%)
Sales, marketing and other operating expenses	(10,838)	(6,613)	64%
Research and development costs	—	—	—
Direct labor and factory overheads incurred during plant shutdown	(1,737,599)	(2,875,285)	(40%)
General and administrative expenses	(1,541,702)	(1,335,347)	15%
Loss from operations	(2,953,552)	(1,198,166)	147%
Other income	36,300	94,477	(62%)
Loss before taxes	(2,917,252)	(1,103,689)	164%
Income tax benefit	672,633	365,983	84%
Net loss	$(2,244,619)	$(737,706)	204%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2020 as compared to the same period in 2019:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase (Decrease)
	June 30, 2020		June 30, 2019		of Net Revenue
Segment		% of total		% of total
Bromine	$4,487,017	83.72%	$5,751,164	95.7%	(21.99%)
Crude Salt	872,466	16.28%	245,079	4.1%	256%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	13,166	0.2%	(100%)
Total sales	$5,359,483	100%	$6,009,409	100%	(11%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2020	June 30, 2019	Increase (Decrease)
Bromine	1,222	1,299	(6%)
Crude Salt	53,532	9,827	445%

	Three-Month Period Ended		Percentage
Natural gas segments product sold in cubic metre	June 30, 2020	June 30, 2019	Change
Natural Gas	—	89,699	(100%)

Bromine segment

For the three-month periods ended June 30, 2020 and 2019, the net revenue for the bromine segment was $4,487,017 and $5,751,164, respectively, mainly due to the lower volume of production and lower selling price.

Crude salt segment

For the three-month periods ended June 30, 2020 and 2019, the net revenue for the crude salt was $872,466 and $245,079 mainly due to the higher volume of production. .

Chemical products segment

For the three-month periods ended June 30, 2020 and 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. As a result of the closure, there were no chemical products for sale for the three-month period ended June 30, 2020. We are setting up a new factory in Bohai Park.

Natural gas segment

For the three-month period ended June 30, 2020, the net revenue for the natural gas was $0. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. Based on the government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively.

For the three-month period ended June 30, 2019, the net revenue for the natural gas was $13,166. We commenced natural gas trial production in January 2019.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2020		June 30, 2019		Net Revenue
Segment		% of total		% of total
Bromine	$4,269,239	85%	$2,717,808	91%	57%
Crude Salt	753,657	15%	258,641	8.5%	191%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	13,881	0.5%	(100%)
Total	$5,022,896	100%	$2,990,330	100%	68%

Cost of net revenue reflects mainly the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2019	31,506	18%
Three-month period ended June 30, 2020	31,506	15%
Variance of the three-month period ended June 30, 2020 and 2019	—	(3%)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 15% for the three-month period ended June 30, 2020 compared to 18% recorded for the three-month period ended June 30, 2019 mainly because the overall market environment has not fully recovered, leading to a lower demand for our products.

Bromine segment

For the three-month period ended June 30, 2020 the cost of net revenue for the bromine segment was $4,269,239. This $1,551,431 increase was primarily attributable to the increase in factory overhead per unit produced , which was mainly caused by the increase in depreciation charges of plant and equipment that were placed in service in March and May in 2020 for factories that resumed operation in the three-month ended June 30, 2020.

For the three-month period ended June 30, 2019 the cost of net revenue for the bromine segment was $2,717,808.

Crude salt segment

For the three-month period ended June 30, 2020 the cost of net revenue for the crude salt segment was $753,657. This $495,016 increase was primarily attributable to the increase in factory overhead per unit produced , which was mainly caused by the increase in depreciation charges of plant and equipment that were placed in service in March and May in 2020 for factories that resumed operation in the three-month ended June 30, 2020.

For the three-month period ended June 30, 2019 the cost of net revenue for the crude salt segment was $258,641.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2020 and 2019 was $0 due to the closure of our chemical factories since September 1, 2017. As a result of the closure, there were no chemical products for sale for the three-month period ended June 30, 2020. We are setting up a new factory in Bohai Park.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended June 30, 2020 was $0.

Cost of net revenue for our natural gas segment for the three-month period ended June 30, 2019 was $13,881.

Gross Profit. Gross profit was $336,587, or 6%, of net revenue for three-month period ended June 30, 2020, representing a decrease of $2,682,492 (or 44%), as compared to a gross profit of $3,019,079, or 50%, of net revenue for the same period in 2019.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2020		June 30, 2019		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$217,778	5%	$3,033,356	53%	(48%)
Crude Salt	118,809	14%	(13,562)	(6%)	20%
Chemical Products	—	—	—	—
Natural Gas	—	—	(715)	—	—
Total Gross Profit	$336,587	6%	$3,019,079	50%	(44%)

Bromine segment

For the three-month period ended June 30, 2020, the gross profit margin for our bromine segment was 5%. This 48% decrease was primarily attributable to the increase in factory overhead per unit produced mainly due to lower volume of production, lower selling price  and the increase in depreciation charges of plant and equipment that were placed in service in March and April in 2020 for factories that resumed operation in the three-month ended June 30, 2020.

For the three-month period ended June 30, 2019, the gross profit margin for our bromine segment was 53%.

Crude salt segment

For the three-month period ended June 30, 2020, the gross profit margin for our crude salt segment was 14%. This 20% increase in the three-month period ended June 30, 2020 compared to the same period in 2019 was primarily attributable to higher volume of production in the three month ended June 30, 2020 compared to that recorded in the same period in 2019.

For the three-month period ended June 30, 2019, the gross loss margin for our crude salt segment was 6%

Chemical products segment

For the three-month period ended June 30, 2020, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement in 2017. All chemical products inventories were sold as of June 30, 2019. As a result, there were no chemical products for sale for the three-month period ended June 30, 2020 and 2019.

Natural gas segment

For the three-month period ended June 30, 2020, the gross loss margin for our natural gas segment was 0%.

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,737,599and $2,875,285 incurred for the three-month period end June 30, 2020and 2019, respectively, were that of the factories that have not resumed operations in the three-month periods ended June 30, 2020 and 2019.

General and Administrative Expenses. General and administrative expenses were $1,541,702 for the three-month period ended June 30, 2020, an increase of $206,355(or 15.5%) as compared to $1,335,347 for the same period in 2019.

Income (loss) from Operations Loss from operations was $2,953,552 for the three-month period ended June 30, 2020, compared to an income of $1,198,166 in the same period in 2019.

	Loss from Operations by Segment
	Three-Month Period Ended June 30, 2020		Three-Month Period Ended June 30, 2019
Segment:		% of total		% of total
Bromine	$(1,479,084)	53%	$(36,713)	2%
Crude Salt	(611,472)	22%	(828,736)	52%
Chemical Products	(654,652)	23%	(656,424)	42%
Natural Gas	(53,270)	2%	(61,401)	4%
Loss from operations before corporate costs	(2,798,478)	100%	(1,583,274)	100%
Corporate costs	(136,956)		(162,547)
Unrealized gain on translation of Intercompany balance	(18,118)		547,655
Loss from operations	$(2,953,552)		$(1,198,166)

Bromine segment

Loss from operations from our bromine segment was $1,479,084 for the three-month period ended June 30, 2020, compared to loss from operations of $36,713 in the same period in 2019. The increase in this loss was mainly due to depreciation of plant and equipment placed in service when the four factories resumed operation in the three-month period ended June 30, 2020.

Crude salt segment

Loss from operations from our crude salt segment was $611,472 for the three-month period ended June 30, 2020, compared to loss from operations of $828,736 in the same period in 2019.

Chemical products segment

Loss from operations from our chemical products segment was $654,652 for the three-month period ended June 30, 2020, compared to loss from operations of $656,424 in the same period in 2019.

Natural gas segment

Loss from operations from our natural gas segment was $53,270 for the three -month period ended June 30, 2020, compared to a loss of $61,401 in the same period in 2019.

Other Income, Net Other income, net of $36,300 represented bank interest income, net of capital lease interest expense for the three -month period ended June 30, 2020, an decrease of $58,177 (or approximately 62%) as compared to the same period in 2019.

Net Income (loss) Net loss was $2,244,619 for the three-month period ended June 30, 2020, compared to a net loss of $737, 706 in the same period in 2019.

Effective Tax Rate Our effective income tax benefit rate for the three-month period ended June 30, 2020 and 2019 were 23% and 33% respectively. The effective tax rate for the three-month period ended June 30, 2020 was 2% lower than the PRC statutory income tax rate of 25%mainly due to non-taxable items in connection with the unrealized exchange gain for the Company off set by non-deductible expense.

Comparison of the Six-Month Period Ended June 30, 2020 and 2019

	Six-Month Period Ended June 30, 2020	Six-Month Period Ended June 30, 2019	Percent Change Increase/ (Decrease)
Net revenue	$5,917,153	$6,047,979	(2%)
Cost of net revenue	(5,944,216)	(3,026,737)	96%
Gross profit	(27,063)	3,021,242	101%
Sales, marketing and other operating expenses	(13,081)	(6,613)	98%
Direct labor and factory overheads incurred during plant shutdown	(5,348,022)	(7,168,307)	(25%)
Other operating loss	(15,776)		(100%)
General and administrative expenses	(2,385,039)	(3,440,518)	(31%)
Loss from operations	(7,788,981)	(7,594,196)	3%
Other income	75,528	191,232	(61%)
Loss before taxes	(7,713,453)	(7,402,964)	4%
Income tax benefit	1,929,076	1,761,120	10%
Net loss	$(5,784,377)	$(5,641,844)	3%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2020as compared to the same period in 2019:

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase (Decrease)
	June 30, 2020		June 30, 2019		of Net Revenue
Segment		% of total		% of total
Bromine	$4,949,863	84%	$5,751,164	95%	(14%)
Crude Salt	967,290	16%	245,079	4%	295%
Chemical Products	-		-	-	-
Natural Gas	-		51,736	1%	(100%)
Total sales	$5,917,153	100%	$6,047,979	100%	(2%)

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2020	June 30, 2019	Increase
Bromine (excluding volume sold to SYCI)	1,344	1,299	3%
Crude Salt	58,873	9,827	499%

	Three-Month Period Ended		Percentage Change
Natural gas segments product sold in cubic metre	June 30, 2020	June 30, 2019	Decrease
Natural Gas	—	349,900	(100%)

Bromine segment

Net revenue from our bromine segment decreased to $4,949,863 for the six-month period ended June 30, 2020 compared to $5,751,164 for the same period in 2019respectively, due to the lower volume of production, lower selling price.

Crude salt segment

Net revenue from our crude salt segment increased to $967,290for the six-month period ended June 30, 2020 compared $245,079 for the same period in 2019,respectively, due to the higher volume of production.

Chemical products segment

For the six-month period ended June 30, 2020 and 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the six-month period ended June 30, 2020, the net revenue for the natural gas was $0.

For the six-month period ended June 30, 2019, the net revenue for the natural gas was $51,736.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2020		June 30, 2019		Net Revenue
Segment		% of total		% of total
Bromine	$4,879,059	82%	$2,717,808	90%	8%
Crude Salt	1,065,157	18%	258,641	8%	10%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	50,288	2%	—
Total	$5,944,216	100%	$3,026,737	100%	96%

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2019	31,506	18%
Six-month period ended June 30, 2020	31,506	17%
Variance of the six-month period ended June 30, 2020 and 2019	—	(1%)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 17% for the six-month period ended June 30, 2020 compared to 18% recorded for the six-month period ended June 30, 2019 mainly because the overall market environment has not fully recovered, leading to a lower demand for our products.

Bromine segment

For the six-month period ended June 30, 2020 the cost of net revenue for the bromine segment was $4,879,059. This $2,161,251 increase was primarily attributable to the increase in factory overhead per unit produced, which maily caused by the increase in depreciation charges of plant and equipment that were placed in service in March and April in 2020 for factories that resumed operation in the six-month ended June 30, 2020.

For the six-month period ended June 30, 2019 the cost of net revenue for the bromine segment was $2,717,808.

Crude salt segment

For the six-month period ended June 30, 2020 the cost of net revenue for the crude salt segment was $1,065,157.The cost of net revenue for our crude salt segment for the six-month period ended June 30, 2019 was $258,641. This $806,516 increase was primarily attributable to the increase in factory overhead per unit produced , which mainly caused by the increase in depreciation charges of plant and equipment that were placed in service in March and April in 2020 for factories that resumed operation in the three-month ended June 30, 2020.

Natural gas segment

Cost of net revenue for our natural gas segment for the six-month period ended June 30, 2020 was $0.

Cost of net revenue for our natural gas segment for the six-month period ended June 30, 2019 was $50,288.

Gross Profit. Gross loss was $27,063, or 0.5%, of net revenue for six-month period ended June 30, 2020 compared to $3,021,242, or 50%, of net revenue for the same period in 2019.

	Gross Profit (Loss) by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2020		June 30, 2019		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$70,804	1%	$3,033,356	50%	(49%)
Crude Salt	(97,867)	(10%)	(13,562)	(0.2%)	(9.8%)
Chemical Products	—	—	—	—
Natural Gas	—	—	1,448	3%	—
Total Gross Profit	$(27,063)	(0.5%)	$3,021,242	50%	(50.5%)

Bromine segment

For the six-month period ended June 30, 2020, the gross loss margin for our bromine segment was 1%. This 49% decrease was primarily attributable to the increase in factory overhead per unit produced mainly due to lower volume of production , which maily caused by the increase in depreciation charges of plant and equipment that were placed in service in March and April in 2020 for factories that resumed operation in the six-month ended June 30, 2020.

For the six-month period ended June 30, 2019, the gross profit margin for our bromine segment was 50%.

Crude salt segment

For the six-month period ended June 30, 2020, the gross loss margin for our crude salt segment was 10%.This 9.8% decrease in the six-month period ended June 30, 2020 compared to the same period in 2019 was primarily attributable to higher volume of production in the six month ended June 30, 2020 compared to that recorded in the same period in 2019.

For the six-month period ended June 30, 2019 the gross loss margin for our crude salt segment was 0.2%.

Chemical products segment

For the six-month period ended June 30, 2020, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement. As a result of the course, there were no chemical products for sale for the six-month period ended June 30, 2020.

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of$5,348,022 and $7,168,307 incurred for the six-month period end June 30, 2020 and 2019, respectively, were for factories that have not resumed production in the six-month periods ended June 30, 2020 and 2019.

General and Administrative Expenses. General and administrative expenses were $2,385,039 for the six-month period ended June 30, 2020, a decrease of $1,055,479 (or 31%) as compared to$3,440,518for the same period in 2019.

Income (Loss) from Operations. Loss from operations was $7,788,981 for the six-month period ended June 30, 2020, compared to a loss of $7,594,196 in the same period in 2019.

	Income(Loss) from Operations by Segment
	Six-Month Period Ended June 30, 2020		Six-Month Period Ended June 30, 2019
Segment:		% of total		% of total
Bromine	$(4,345,522)	55%	$(3,661,727)	50%
Crude Salt	(2,125,054)	27%	(2,240,545)	31%
Chemical Products	(1,365,561)	17%	(1,329,974)	18%
Natural Gas	(102,116)	1%	(103,384)	1%
Loss from operations before corporate costs	(7,938,253)	100%	(7,335,630)	100%
Corporate costs	(233,059)		(302,993)
Unrealized gain on translation of intercompany balance	382,331		44,427
Loss from operations before taxes	$(7,788,981)		$(7,594,196)

Bromine segment

Loss from operations from our bromine segment was $4,345,522 for the six-month period ended June 30, 2020, compared to a loss of $3,661,727 in the same period in 2019.

Crude salt segment

Loss from operations from our crude salt segment was $2,125,054 for the six-month period ended June 30, 2020, compared to a loss of $2,240,545 in the same period in 2019.

Chemical products segment

Loss from operations from our chemical products segment was $1,365,561 for the six-month period ended June 30, 2020, compared to a loss of $1,329,974 in the same period in 2019.

Natural gas segment

Loss from operations from our natural gas segment was $102,116 for the six-month period ended June 30, 2020, compared to a loss of $103,384in the same period in 2019.

Other Income, Net. Other income, net of $75,528 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2020, a decrease of $115,704 (or approximately61%) as compared to the same period in 2019.

Net Income (Loss). Net loss was $5,784,377 for the six-month period ended June 30, 2020, compared to a net loss of $5,641,844 in the same period in 2019.

Effective Tax Rate. Our effective income tax benefit rate for the six-month period ended June 30, 2020 and 2019 was 25% and 24%, respectively. The effective tax rate for the six-month period ended June 30, 2020 was the same as the PRC statutory income tax rate of 25%, due to non-deductible expense, offset by non-taxable items. The effective tax benefit rate for the six-month period ended June 30, 2019was 1% lower than the PRC statutory income tax rate of 25% mainly due to non-deductible expense offset by non-taxable item in connection with the unrealized exchange loss for the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, cash and cash equivalents were $89,972,591 as compared to $100,301,986 as of December 31, 2019. The components of this decrease of $10,329,395 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$1,177,752	$(6,766,051)
Net cash used in investing activities	(9,860,142)	(11,501,738)
Net cash used in financing activities	(264,976)	(275,506)
Effects of exchange rate changes on cash and cash equivalents	(1,382,029)	(101,571)
Net decrease in cash and cash equivalents	$(10,329,395)	$(18,644,866)

For the six-month period ended June 30, 2020, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the six-month period ended June 30, 2020, cash flow provided by operating activities of approximately $1.18 million was mainly due to a decrease in accounts receivable of $1.8 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment, reduced by a net loss of $7.6 million and an adjustment for income tax benefit of $1.93million.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
		% of total		% of total
Aged 1-30 days	$2,446,037	80%	$—	—
Aged 31-60 days	614,528	20%	—	—
Aged 61-90 days	—	%	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	506,703	10%
Aged 151-180 days	—	—	2,368,495	49%
Aged 181-210 days	—	—	2,001,908	41%
Aged 211-240 days	—	—	—	—
Total	$3,060,565	100%	$4,877,106	(100%)

The overall accounts receivable balance as of June 30, 2020 decreased by $1,816,541, as compared to those of December 31, 2019. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month and six-month periods ended June 30, 2020 is required.

Inventory

Our inventory consists of the following:

	June 30, 2020		December 31, 2019
		% of total		% of total
Raw materials	$29,304	6%	$20,928	3%
Finished goods	494,324	94%	669,159	97%
Total	$523,628	100%	$690,087	100%

The net inventory level as of June 30, 2020 decreased by $174,835 (or 26%), as compared to the net inventory level as of December 31, 2019.

Raw materials increased by $8,376 as of June 30, 2020 as compared to December 31, 2019.

Our finished goods decreased by $174,835 as of June 30, 2020 as compared to December 31, 2019.

Net Cash Used in Investing Activities

For the six-month period ended June 30, 2020, we used approximately $9.9 million to acquire property, plant and equipment.

For the six-month period ended June30, 2019, we used approximately $11.5million to acquire property, plant and equipment.

Net Cash Used in Financing Activities

For the six-month period ended June 30, 2020 and 2019, we used $0.3 million to repay finance lease obligation.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $90 million at June 30, 2020, all which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, leases, property, plant and equipment, recoverability of long lived assets, revenue recognition, income taxes, loss contingencies, and stock-based compensation. These policies and estimates are described in the Company’s 2019 Form 10-K.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited (“SCHC”) by Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent respectively thereof. The Decisions challenged the land use of Factory nos. 2, 9, 7, 4, 8 and 10, respectively, and alleged, among other things, that SCHC had illegally occupied and used the land in the total area of approximately 52,674 square meters, on which Factory nos. 2, 9, 7, 4, 8 and 10 were built, respectively. The Written Decisions ordered SCHC, among other things, to return the land subject to the Written Decisions to its respective legal owner, restore the land to its original state, and demolish or confiscate all the buildings and facilities thereon and pay monetary penalty of approximately RMB 1.3 million ($184,000) in the aggregate. Each of the Written Decisions shall be executed within 15 days upon serving on SCHC. Additional interest penalty shall be imposed at a daily rate of 3% in the event that SCHC does not make the monetary penalty payment in a timely manner. Subsequently, the Bureau filed enforcement actions to the People’s Court of Shouguang City, Shandong Province (the “Court”), naming SCHC as enforcement respondent and alleged, among other things, that SCHC failed to perform its obligations under each of the Written Decisions within the specified timeframe. The enforcement proceedings sought court orders to enforce the Written Decisions. On May 5, 2019, written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 384, (2019) Lu 0783 Xing Shen No. 385, (2019) Lu 0783 Xing Shen No. 389, (2019) Lu 0783 Xing Shen No. 390, (2019) Lu 0783 Xing Shen No. 393, and (2019) Lu 0783 Xing Shen No. 394, respectively (together, the “Court Rulings”) were made by the Court in favor of the Bureau. The Court orders, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal owner and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings on SCHC. The Court Rulings became enforceable immediately upon service on SCHC on May 5, 2019.

In the last twenty years, to the Company’s knowledge, there were no government regulations requiring bromine manufacturers to obtain land use and planning approval document. As such, the Company believes most of the bromine manufacturers in Shouguang City do not have land use and planning approval documents and lease their land parcels from the village associations. They are facing the same issues in connection with land use and planning as the Company.

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

Item 1A. Risk Factors

This information has been omitted based on the Company’s status as a smaller reporting company

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 14, 2020	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 14, 2020	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)