Form 10-Q
period 2020-09-30
GULF RESOURCES, INC.
filed 2020-11-16
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☒

As of November 9, 2020, the registrant had outstanding 9,997,477 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2020 Unaudited	December 31, 2019 Audited
Current Assets
Cash	$95,623,812	$100,301,986
Accounts receivable	7,328,182	4,877,106
Inventories, net	394,233	690,087
Prepayments and deposits	1,336,084	1,332,970
Other receivable	559	559
Total Current Assets	104,682,870	107,202,708
Non-Current Assets
Property, plant and equipment, net	136,655,572	137,994,949
Finance lease right-of use assets	179,829	179,526
Operating lease right-of –use assets	8,630,239	8,817,884
Prepaid land leases, net of current portion	9,714,711	9,115,276
Deferred tax assets	18,033,402	15,940,642
Total non-current assets	173,213,753	172,048,277
Total Assets	$277,896,623	$279,250,985

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts , other payable and accrued expenses	$2,774,663	$1,106,048
Retention payable	—	3,805,483
Taxes payable-current	1,501,816	779,623
Finance lease liability, current portion	175,253	198,506
Operating lease liabilities, current portion	452,067	416,604
Total Current Liabilities	4,903,799	6,306,264
Non-Current Liabilities
Finance lease liability, net of current portion	1,809,777	1,905,772
Operating lease liabilities, net of current portion	7,595,807	7,931,849
Total Non-Current Liabilities	9,405,584	9,837,621
Total Liabilities	$14,309,383	$16,143,885
Commitment and Loss Contingencies

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,043,307 and 9,563,257 shares issued; and 9,997,477 and 9,517,427 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	24,139	23,904
Treasury stock; 45,830 and 45,830 shares as of September 30, 2020 and December 31, 2019 at cost	(510,329)	(510,329)
Additional paid-in capital	97,393,403	95,043,388
Retained earnings unappropriated	151,111,441	159,808,400
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	(8,664,958)	(15,491,807)
Total Stockholders’ Equity	263,587,240	263,107,100
Total Liabilities and Stockholders’ Equity	$277,896,623	$279,250,985

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019

NET REVENUE
Net revenue	$10,482,185	$4,548,542	$16,399,338	$10,596,521

OPERATING INCOME (EXPENSE)
Cost of net revenue	(6,750,055)	(2,403,532)	(12,694,271)	(5,430,269)
Sales, marketing and other operating expenses	(15,785)	(5,821)	(28,866)	(12,434)
Direct labor and factory overheads incurred during plant shutdown	(1,538,193)	(3,485,383)	(6,886,215)	(10,653,690)
General and administrative expenses	(4,911,970)	(5,020,215)	(7,297,010)	(8,460,733)
Other operating loss	—	—	(15,775)	—
	(13,216,003)	(10,914,951)	(26,922,137)	(24,557,126)

LOSS FROM OPERATIONS	(2,733,818)	(6,366,409)	(10,522,799)	(13,960,605)

OTHER INCOME (EXPENSE)
Interest expense	(32,257)	(34,310)	(102,573)	(111,530)
Interest income	70,819	101,130	216,662	369,582
LOSS BEFORE TAXES	(2,695,256)	(6,299,589)	(10,408,710)	(13,702,553)

INCOME TAX BENEFIT (EXPENSE)	(217,325)	(6,729,439)	1,711,751	(4,968,318)
NET LOSS	$(2,912,581)	$(13,029,028)	$(8,696,959)	$(18,670,871)

COMPREHENSIVE INCOME (LOSS):
NET LOSS	$(2,912,581)	$(13,029,028)	$(8,696,959)	$(18,670,871)
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	11,120,339	(8,690,103)	6,826,849	(9,127,344)
COMPREHENSIVE INCOME (LOSS)	$8,207,758	$(21,719,131)	$1,870,110	$(27,798,215)

LOSS PER SHARE:
BASIC AND DILUTED	$(0.30)	$(1.37)	$(0.91)	$(1.98)

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC AND DILUTED	9,566,333	9,516,614	9,533,729	9,448,371

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2020
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2020 (Unaudited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$154,024,022	$24,233,544	$(19,785,297)	$253,029,232
Restricted shares issued for services	480,050	480,050		235		2,350,015				2,350,250
Translation adjustment	—	—	—	—	—	—	—	—	11,120,339	11,120,339
Net loss for three-month period ended September 30, 2020	—	—	—	—	—	—	(2,912,581)	—	—	(2,912,581)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,393,403	$151,111,441	$24,233,544	$(8,664,958)	$263,587,240

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	loss	Total

BALANCE AT JUNE 30, 2019 (Unaudited)	9,562,444	9,516,614	45,830	$23,904	$(510,329)	$95,043,388	$179,966,602	$24,233,544	$(10,915,289)	$287,841,820
Translation adjustment	—	—	—	—		—	—	—	(8,690,103)	(8,690,103)
Net loss for three-month period ended September 30, 2019	—	—	—	—	—	—	(13,029,028)	—	—	(13,029,028)
BALANCE AT SEPTEMBER 30, 2019 (Unaudited)	9,562,444	9,516,614	45,830	$23,904	$(510,329)	$95,043,388	$166,937,574	$24,233,544	$(19,605,392)	$266,122,689

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2019 (Audited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$159,808,400	$24,233,544	$(15,491,807)	$263,107,100
Restricted shares issued for services	480,050	480,050		235		2,350,015				2,350,250
Translation adjustment	—	—	—	—	—	—	—	—	6,826,849	6,826,849
Net loss for nine-month period ended September 30, 2020	—	—	—	—	—	—	(8,696,959)	—	—	(8,696,959)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,393,403	$151,111,441	$24,233,544	$(8,664,958)	$263,587,240

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	loss	Total

BALANCE AT DECEMBER 31, 2018 (Audited)	9,410,588	9,360,758	49,830	$23,525	$(554,870)	$95,020,808	$185,608,445	$24,233,544	$(10,478,048)	$293,853,404
Translation adjustment	—	—	—	—		—	—	—	(9,127,344)	(9,127,344)
Common stock issued for services		4,000	(4,000)	—	44,541	(22,941)	—	—	—	21,600
Cashless exercise of stock options	151,856	151,856	—	379	—	(379)	—	—-	—	—
Issuance of stock options to employees						45,900				45,900
Net loss for nine-month period ended September 30, 2019	—	—	—	—	—	—	(18,670,871)	—	—	(18,670,871)
BALANCE AT SEPTEMBER 30, 2019 (Unaudited)	9,562,444	9,516,614	45,830	$23,904	$(510,329)	$95,043,388	$166,937,574	$24,233,544	$(19,605,392)	$266,122,689

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine -Month Period Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,696,959)	$(18,670,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest on finance lease obligation	102,220	111,020
Depreciation and amortization	11,907,702	10,599,011
Unrealized exchange gain on translation of inter-company balances	648,331	(778,420)
Deferred tax asset	(1,712,229)	4,968,318
Issuance of restricted shares for services	2,350,250	21,600
Issuance of stock options to employee	—	45,900
Changes in assets and liabilities:
Accounts receivable	(2,273,999)	(9,962,625)
Inventories	300,136	(700,476)
Prepayments and deposits	36,012	(28,577)
Other receivables	—	11,794
Accounts and Other payable and accrued expenses	371,284	2,708,456
Retention payable	—	—
Taxes payable	716,371	(437,560)
Prepaid land leases	(372,259)	—
Operating lease	(118,850)	(208,210)
Net cash provided by (used in) by operating activities	3,258,010	(12,320,640)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,860,142)	(57,317,368)
Net cash used in investing activities	(9,860,142)	(57,317,368)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(264,976)	(275,506)
Net cash used in financing activities	(264,976)	(275,506)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,188,934	(3,866,852)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,678,174)	(73,780,366)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100,301,986	178,998,935
CASH AND CASH EQUIVALENTS - END OF PERIOD	$95,623,812	$105,218,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$8,241,818
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Property, plant and equipment included in Payable and other accrued expense and Retention payable	$1,251,136	$7,116,066
Par value of common stock issued upon cashless exercise of options	$—	$379
Par value of restricted shares issued for services	$235	$—

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

In the opinion of management, the unaudited financial information for the three and nine months ended September 30, 2020 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”). Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

On March 11, 2020, the World Health Organization (WHO) officially declared CoVID-19 a pandemic, pointing to the over 118,000 cases of COVID-19 illness in over 110 countries and territories around the world and the sustained risk of further global spread. On May 8, 2020, WHO reported that there were more than 18 million of confirmed cases of COVID-19 including 702,642 deaths globally. Given this fact, the duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations is uncertain. While our operations are currently not materially affected, it is unknown whether or how they may be affected if such a pandemic persists for an extended period. While not yet quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the first nine months of 2020 and will continue to assess the financial impact for the remainder of the year. The virus outbreak slightly delayed the commencement of the operations for Factory No.1, No.4, No.7, No.9, and it may also delay the approval for the remaining three factories include No.2, No.8 and No.10.

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

The Company believes this relocation process will cost approximately $60 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $18,464,338 and $10,320,017, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

(iii) Natural Gas Segment

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments until the governmental planning has been finalized.

(c)           Allowance for Doubtful Accounts

As of September 30, 2020 and December 31, 2019, there were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month and nine-month periods ended September 30, 2020 and 2019.

The Company collected from on its accounts receivable an amount of $3,808,768 from October 1 2020 through November 7, 2020.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $95,623,812 and $100,301,986 with these institutions as of September 30, 2020 and December 31, 2019, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $52,325and $207,175 for the three-month period ended September 30, 2020 and 2019, respectively, and totaled $236,271 and $810,911 for the nine-month period ended September 30, 2020 and 2019, respectively.

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

SEPTEMBER 30, 2020

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

For the three and nine months period ended September 30, 2020 and 2019, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 36,443 and 117,544 shares for the three-month period ended September 30, 2020 and 2019, respectively, and amounted to 74,864 and 72,441 shares for the nine-month period ended September 30, 2020 and 2019, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

As the Company reported a net loss for the three and nine months ended September 30, 2020 and 2019, common stock equivalents including stock options and warrants were anti-dilutive. Therefore, the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

(q)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the nine months ended September 30, 2020.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	September 30, 2020	December 31, 2019

Raw materials	$30,508	$20,928
Finished goods	363,725	669,159
	$394,233	$690,087

NOTE 3 – PREPAID LAND LEASES

In December 2017, the Company paid a one lump sum upfront amount of $9,337,848 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of September 30 2020 and December 31, 2019. As of September 30, 2020, the prepaid land lease increased to $9,714,711 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

In June 2020, the construction of the new chemical factory commenced and is expected to complete in May 2021.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2020	December 31, 2019
At cost:
Mineral rights	$2,831,963	$2,764,462
Buildings	61,342,699	59,880,567
Plant and machinery	240,399,030	234,669,007
Motor vehicles	6,278	6,129
Furniture, fixtures and office equipment	3,314,744	3,235,736
Construction in process	8,748,307	1,204,742
Total	316,643,021	301,760,643
Less: Accumulated depreciation and amortization	(162,126,742)	(146,330,705)
Impairment	(17,860,707)	(17,434,989)
Net book value	$136,655,572	$137,994,949

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $19,056,942 and $19,894,947as at September 30, 2020 and December 31, 2019, respectively.

During the three-month period ended September 30, 2020, depreciation and amortization expense totaled $4,347,139 of which $1,025,344, $203,149 and $3,118,646 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the nine-month period ended September 30, 2020,depreciation and amortization expense totaled $11,903,728 of which $4,771,228, $602,968 and $6,529,532 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

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

NOTE 5 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	September 30, 2020	December 31, 2019
At cost:
Buildings	$120,837	$117,956
Plant and machinery	2,210,537	2,157,848
Total	2,331,374	2,275,804
Less: Accumulated depreciation and amortization	(2,151,545)	(2,096,278)
Net book value	$179,829	$179,526

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and nine months period ended September 30, 2020, depreciation and amortization expense totaled $1,339 and$3,974, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and nine months period ended September 30, 2019, depreciation and amortization expense totaled $1,326 and $68,027, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT–OF USE ASSETS

As of September 30, 2020, the total operating lease ROU assets was $8,630,239. The total operating lease cost for the three-month period ended September 30, 2020 and 2019 was $211,242 and $219,411.

The total operating lease cost for the nine-month period ended September 30, 2020 and 2019 was $647,351 and $671,652.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $8,137,458 as at September 30, 2020.

NOTE 7 – ACCOUNTS PAYABLE, OTHER PAYABLE AND ACCRUED EXPENSES

Accounts payable, other payable and accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Accounts payable	$610,816	$—
Salary payable	306,270	310,097
Social security insurance contribution payable	96,446	105,750
Other payable-related party (see Note 8)	68,709	89,424
Deposit on subscription of a subsidiary’s share	146,840	144,798
Accrued expense-construction	1,371,348	97,913
Accrued expense-others	174,234	358,066
Total	$2,774,663	$1,106,048

The deposit on subscription of a subsidiary's share of $146,840 as of September 30, 2020 relates to sale of non-controlling interests in DCHC.

NOTE 8– RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2020 and September 30, 2019, the Company borrowed $0 and $299,995 from a related company. There was no balance owing to this related company as of September 30, 2020 and December 31, 2019.

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $91,608 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three and nine months ended September 30, 2020 was approximately $22,902 and $66,945.The expense associated with this agreement for the three and nine months ended September 30, 2019 was approximately $22,050 and $67,900.

NOTE 9– TAXES PAYABLE

	September 30,	December 31,
	2020	2019
Land use tax payable	$798,659	$779,623
Value added tax and other taxes payable	703,157	—
	$1,501,816	$779,623

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	September 30,	December 31,
	Interest rate	2020	2019
Total finance lease liability	6.7%	$1,985,030	$2,104,278
Less: Current portion		(175,253)	(198,506)
Finance lease liability, net of current portion		$1,809,777	$1,905,772

Interest expenses from capital lease obligations amounted to $32,211 and $34,080 for the three-month period ended September 30, 2020 and 2019, respectively, which were charged to the condensed consolidated statement of loss. Interest expenses from capital lease obligations amounted to $102,220 and $111,020 for the nine-month period ended September 30, 2020 and 2019, respectively, which were charged to the condensed consolidated statement of loss. The remaining finance lease term at September 30, 2020 was 11 years.

The components of operating lease liabilities as follows:

	Imputed	September 30,	December 31,
	Interest rate	2020	2019
Total Operating lease liabilities	4.89%	$8,047,874	$8,348,453
Less: Current portion		(452,067)	(416,604)
Operating lease liabilities, net of current portion		$7,595,807	$7,931,849

The weighted average remaining operating lease term at September 30, 2020 was 22 years and the weighted average discounts rate was 4.89%. Lease payments for the three-month period ended September 30, 2020 and 2019, respectively, were $60,987 and $60,396. Lease payments for the nine-month period ended September 30, 2020 and 2019, respectively, were $765,288 and $784,540.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$275,619	$805,789
the next 13 to 24 months	275,619	652,854
the next 25 to 36 months	275,619	659,877
the next 37 to 48 months	275,619	657,620
the next 49 to 60 months	275,619	665,108
thereafter	1,378,093	11,056,454
Total	2,756,188	14,497,702
Less: Amount representing interest	(771,158)	(6,449,828)
Present value of net minimum lease payments	$1,985,030	$8,047,874

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Issuance of Restricted Shares

A restricted stock award (“RSA”) is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company's common stock on the grant date.

During the three months ended September 30, 2020, the company granted in the aggregate, 480,050 restricted shares to a consultant, the company's directors, officers and an employee. The restricted shares award were granted from the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $2,350,250 which was expensed in full during the three months ended September 30, 2020

Retained Earnings – Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2020 for SCHC, SYCI and DCHC is 16%, 14% and 0% of its registered capital respectively.

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

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“ 2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of September 30, 2020, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan is 509,648 shares.

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

For the three and nine months ended September 30, 2020 and 2019, total compensation costs for options granted recorded in the consolidated statement of loss were $0 and $45,900.

During the three and nine months ended September 30, 2020, there were no options granted to employees or non-employees.

 The following table summarizes all Company stock option transactions between January 1, 2020 and September 30, 2020.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2020	135,100	$7.21	$3.57 - $9.90
Exercised during the period	—	—	—
Expired during the period	(7,500)	$9.17	—
Balance, September 30, 2020	127,600	$7.09	$3.57 - $7.27

Stock Options and Warrants Outstanding and Exercisable
			Weighted Average
			Remaining
	Outstanding at September 30, 2020	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	127,600	$3.57 - $7.27	0.87

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2020 was $10,710.

During the three months ended September 30, 2020 and 2019, there were 0 shares of common stock issued upon cashless exercise of 0 options.

During the nine months ended September 30, 2020 and 2019, there were 0 and 151,856 shares of common stock issued upon cashless exercise of 0 and 379,400 options.

The aggregate intrinsic value of options exercised during the three months ended September 30, 2020 and 2019 was $0.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $0 and $922,429.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2020 and 2019, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2020 and 2019.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and nine-month periods ended September 30, 2020 and 2019.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2020 and 2019 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of September 30, 2020 and December 31, 2019, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $119,356,735 and $124,616,722, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2020 and December 31, 2019, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of September 30, 2020 and December 31, 2019, the unrecognized WHT are $4,967,722 and $5,254,560, respectively.

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

The components of the income tax (expense) benefit from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
Current taxes “PRC”	$—	$—	$—	$—
Deferred taxes “PRC”	484,792	1,650,132	2,196,079	3,756,199
Change in valuation allowance	(702,117)	(8,379,571)	(484,328)	(8,724,517)
	$(217,325)	$(6,729,439)	$1,711,751	$(4,968,318)

The effective income tax rate differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2020	2019	2020	2019
Statutory income tax rate	25%	25%	25%	25%
Non-taxable income,(Non-deductible expense) and change in valuation allowance	(33%)	(132%)	(9%)	(61%)
Effective tax rate	(8%)	(107%)	16%	(36%)

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Deferred tax liabilities	$—	$—

Deferred tax assets:
Impairment on property, plant and equipment	2,790,465	2,974,542
Impairment on prepaid land lease	846,859	826,673
Exploration costs	1,828,158	1,784,583
Share based compensation costs	74,883	171,672
PRC tax losses	21,248,450	18,737,005
US federal net operating loss	1,013,117	432,000
Total deferred tax assets	27,801,932	24,926,475
Valuation allowance	(9,768,530)	(8,985,833)
Net deferred tax asset	$18,033,402	$15,940,642

The increase in valuation allowance for the three-month period ended September 30, 2020 is $971,844.

The increase in valuation allowance for the three-month period ended September 30, 2019 is $8,379,571.

The increase in valuation allowance for the nine-month period ended September 30, 2020 is $782,697.

The increase in valuation allowance for the nine-month period ended September 30, 2019is $8,724,517.

The increase in valuation allowance in the three and nine months ended September 2020 was mainly attributable to the valuation allowance recorded for the net operating loss estimated for the parent company and the currency translation adjustment of valuation allowance recorded for the PRC tax losses as of December 31, 2019.

The increase in valuation allowance in the three and nine months ended September 30, 2019 is mainly attributable to the valuation allowance recorded for the deferred tax assets related to a portion of the PRC tax losses that more likely than not will expire before it could be utilized and the exploration costs which more likely than not will not be realized.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2020 and December 31, 2019 and no amounts accrued for penalties and interest for the three and nine months ended September 30, 2020 and 2019.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Three-Month Period Ended September 30, 2020	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$9,181,747	$1,300,438	$—	$—	$10,482,185	$—	$10,482,185
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	1,962,262	(484,278)	(673,377)	(48,550)	756,057	(3,489,875)	(2,733,818)
Income tax benefit (expense)	(490,553)	121,066	152,162	—	(217,325)	—	(217,325)
Income (loss) from operations after income tax benefit (expense)	1,471,709	(363,212)	(521,215)	(48,550)	538,732	(3,489,875)	(2,951,143)
Total assets	127,506,049	34,760,524	114,000,520	1,612,833	277,879,926	16,697	277,896,623
Depreciation and amortization	3,299,845	898,783	114,466	35,383	4,348,477	—	4,348,477
Capital expenditures	—	—	—	—	—	—	—

Three-Month Period Ended September 30, 2019	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,270,863	$277,679	$—	$—	$4,548,542	$—	$4,548,542
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(5,185,484)	(1,001,988)	(744,963)	(62,265)	(6,994,700)	628,291	(6,366,409)
Income tax (expense) benefit	(5,778,726)	(1,116,620)	165,907	—	(6,729,439)	—	(6,729,439)
Income(loss) from operations after income tax benefit	(10,964,210)	(2,118,608)	(579,056)	(62,265)	(13,724,139)	628,291	(13,095,848)
Total assets	153,825,697	21,738,770	110,464,372	1,767,155	287,795,994	150,836	287,946,830
Depreciation and amortization	3,303,155	182,538	113,357	35,081	3,634,131	—	3,634,131
Capital expenditures	56,137,239	1,180,129	—	—	57,317,368	—	57,317,368

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2020	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$14,131,610	$2,267,728	$—	$—	$16,399,338	$—	$16,399,338
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit (expense)	(2,383,260)	(2,609,332)	(2,038,938)	(150,666)	(7,182,196)	(3,340,603)	(10,522,799)
Income tax benefit (expense)	577,593	672,311	461,847	—	1,711,751	—	1,711,751
Loss from operations after income tax benefit (expense)	(1,805,667)	(1,937,021)	(1,577,091)	(150,666)	(5,470,445)	(3,340,603)	(8,811,048)
Total assets	127,506,049	34,760,524	114,000,520	1,612,833	277,879,926	16,697	277,896,623
Depreciation and amortization	8,536,625	2,926,228	339,747	105,102	11,907,702	—	11,907,702
Capital expenditures	3,157,669	646,752	6,055,721	—	9,860,142	—	9,860,142

Nine -Month Period Ended September 30, 2019	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$10,022,027	$522,758	$—	$51,736	$10,596,521	$—	$10,596,521
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(8,847,210)	(3,242,534)	(2,074,937)	(165,649)	(14,330,330)	369,725	(13,960,605)
Income tax (expense) benefit	(4,871,839)	(548,308)	451,828	—	(4,968,319)	—	(4,968,319)
Income(loss) from operations after income tax benefit	(13,719,049)	(3,790,842)	(1,623,109)	(165,649)	(19,298,649)	369,725	(18,928,924)
Total assets	153,825,697	21,738,770	110,464,372	1,767,155	287,795,994	150,836	287,946,830
Depreciation and amortization	8,442,421	1,701,769	346,985	107,836	10,599,011	—	10,599,011
Capital expenditures	56, 137,239	1,180,129	—	—	57,317,368	—	57,317,368

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2020	2019	2020	2019
Total segment operating income (loss)	$756,057	$(6,994,700)	$(7,182,196)	$(14,330,330)
Corporate costs	(2,459,213)	(105,702)	(2,692,272)	(408,695)
Unrealized gain (loss) on translation of intercompany balance	(1,030,662)	733,993	(648,331)	778,420
Loss from operations	(2,733,818)	(6,366,409)	(10,522,799)	(13,960,605)
Other income, net of expense	38,562	66,820	114,089	258,052
Loss before taxes	$(2,695,256)	$(6,299,589)	$(10,408,710)	$(13,702,553)

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,911	$464	$—	$2,375	22.7%
2	Shandong Brother Technology Limited	$1,197	$452	$—	$1,649	15.7%
3	Shouguang Weidong Chemical Company Limited	$1,266	$383	$—	$1,649	15.7%
4	Dongying Bomeite Chemical Company Limited	$1,082	$—	$—	$1,082	10.3%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$1,174	$—	$—	$1,174	11.2%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,790	$785	$—	$3,575	21.8%
2	Shandong Brother Technology Limited	$1,806	$752	$—	$2,558	15.6%
3	Shouguang Weidong Chemical Company Limited	$2,313	$634	$—	$2,947	18%
4	Dongying Bomeite Chemical Company Limited	$1,689	$—	$—	$1,689	10.3%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$1,942	$—	$—	$1,942	11.8%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2019.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$843	$103	$—	$946	20.8%
2	Shouguang Weidong Chemical Company Limited	$529	$84	$—	$613	13.5%
3	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$500	$90	$—	$590	13%
4	Dongying Bomeite Chemical Company Limited	$557	$—	$—	$557	12.2%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$525	$—	$—	$525	11.5%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2019.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,203	$175	$—	$2,378	22.6%
2	Shouguang Weidong Chemical Company Limited	$1,629	$154	$—	$1,783	16.9%
3	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$1,539	$192	$—	$1,731	16.4%
4	Dongying Bomeite Chemical Company Limited	$1,098	$—	$—	$1,098	10.4%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$1,297	$—	$—	$1,297	12.3%

NOTE 16– CUSTOMER CONCENTRATION

During the nine-month period ended September 30, 2020, the Company sold 78.1% of its products to its top five customers, respectively. As of September 30, 2020, amounts due from these customers were $5,869,884.

During the nine-month period ended September 30, 2019, the Company sold 78.5% of its products to its top five customers, respectively. As of September 30, 2019, amounts due from these customers were $8,834,543.

NOTE 17– MAJOR SUPPLIERS

During the nine-month period ended September 30, 2020 the Company purchased 100% of its raw materials from its top five suppliers.  As of September 30, 2020, amounts due to those suppliers were $610,816.

During the nine-month period ended September 30, 2019, the Company purchased 100% of its raw materials from its top five suppliers.  As of September 30, 2019, amounts due to those suppliers were $0.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2020 and December 31, 2019.

NOTE 19 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of September 30, 2020:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$91,608	$5,534,292
the next 13 to 24 months	91,608	423,682
the next 25 to 36 months	91,608	—
Total	$274,824	$5,957,974

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of September 30, 2020.

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

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments after the government has finalized the land and resources planning for Sichuan Province.

The Company received an approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 allowing the Company to resume production at its bromine factories No.1, No. 4 (which was renamed from Subdivision Factory No. 1), No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control. As of the date of this report, all those four bromine factories have commenced commercial production of bromine and crude salt. Factory no. 1 and no. 7 resumed operation in March 2020 and Factory no. 4 and no. 9 resumed operation in May 2020. We continue to be optimistic about receiving the approval to begin operations at factories #2, #8, and #10. To our knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, we may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements. Nevertheless, the Company expects to receive approvals for these factories by the first half of 2021.

At the present time, our chemical factory SYCI is closed pursuant to the letter from government dated on November 24, 2017. It will be relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City. To date, we have secured the land for our new chemical factory. The Company also has had the final approval regarding environmental protection assessment. The Company commenced construction in June 2020, and the construction is expected to take approximately one year.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2020 and 2019.

Comparison of the Three-Month Period Ended September 30, 2020 and 2019

	Three-Month Period Ended September 30, 2020	Three-Month Period Ended September 30, 2019	Percent Change Increase/ (Decrease)
Net revenue	$10,482,185	$4,548,542	130%
Cost of net revenue	(6,750,055)	(2,403,532)	181%
Gross profit	3,732,130	2,145,010	74%
Sales, marketing and other operating expenses	(15,785)	(5,821)	171%
Direct labor and factory overheads incurred during plant shutdown	(1,538,193)	(3,485,383)	(56%)
General and administrative expenses	(4,911,970)	(5,020,215)	(2%)
Loss from operations	(2,733,818)	(6,366,409)	(57%)
Other income	38,562	66,820	(42%)
Loss before taxes	(2,695,256)	(6,299,589)	(57%)
Income tax benefit	(217,325)	(6,729,439)	(97%)
Net loss	$(2,912,581)	$(13,029,028)	(78%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended September 30, 2020 as compared to the same period in 2019:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	September 30, 2020		September 30, 2019		of Net Revenue
Segment		% of total		% of total
Bromine	$9,181,747	87.59%	$4,270,863	93.9%	115%
Crude Salt	1,300,438	12.41%	277,679	6.1%	368%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—
Total sales	$10,482,185	100%	$4,548,542	100%	130%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2020	September 30, 2019	Increase
Bromine	2,301	1,022	125%
Crude Salt	77,854	14,614	433%

Bromine segment

For the three-month periods ended September 30, 2020 and 2019, the net revenue for the bromine segment was $9,181,747 and $4,270,863, respectively, mainly due to the higher volume of sale.

Crude salt segment

For the three-month periods ended September 30, 2020 and 2019, the net revenue for the crude salt was $1,300,438 and $277,679 mainly due to the higher volume of production. ..

Chemical products segment

For the three-month periods ended September 30, 2020 and 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. As a result of the closure, there were no chemical products for sale for the three-month period ended September 30, 2020. We are setting up a new factory in Bohai Park.

Natural gas segment

For the three-month period ended September 30, 2020, the net revenue for the natural gas was $0.

For the three-month period ended September 30, 2019, the net revenue for the natural gas was $0.

See "Recent Development in Page 18 for details.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2020		September 30, 2019		Net Revenue
Segment		% of total		% of total
Bromine	$5,571,400	82.5%	$2,098,083	87%	174%
Crude Salt	1,178,655	17.5%	305,449	13%	286%
Chemical Products	—	—	—	—
Natural Gas	—	—	—	—
Total	$6,750,055	100%	$2,403,532	100%	181%

Cost of net revenue reflects mainly the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2019	31,506	13%
Three-month period ended September 30, 2020	31,506	29%
Variance of the three-month period ended September 30, 2020 and 2019	—	16%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 29% for the three-month period ended September 30, 2020 compared to 13% recorded for the three-month period ended September 30, 2019 mainly because there were four bromine factories in production for the entire three-month period ended September 30, 2020 while there were only two bromine factories in production for about one and half months for the three-month period ended September 30, 2019. The two factories that were in operation in the three-month period ended September 30, 2019 were closed in August,2019 due to damages suffered in Typhoon Lekima that hit Shandong Province during that time.

Bromine segment

For the three-month period ended September 30, 2020 the cost of net revenue for the bromine segment was $5,571,400. This $3,473,317 increase was primarily attributable to the increase in factory overhead per unit produced, which was mainly caused by the increase in depreciation charges of plant and equipment that were placed in service in 2020.

For the three-month period ended September 30, 2019 the cost of net revenue for the bromine segment was $2,098,083.

Crude salt segment

For the three-month period ended September 30, 2020 the cost of net revenue for the crude salt segment was $1,178,655. This $873,206 increase was primarily attributable to the increase in factory overhead per unit produced , which was mainly caused by the increase in depreciation charges of plant and equipment that were placed in service in 2020.

For the three-month period ended September 30, 2019 the cost of net revenue for the crude salt segment was $305,449.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2020 and 2019 was $0 due to the closure of our chemical factories since September 1, 2017. As a result of the closure, there were no chemical products for sale for the three-month period ended September 30, 2020. We are setting up a new factory in Bohai Park.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended September 30, 2020 and 2019 was $0.

Gross Profit. Gross profit was $3,732,130, or 36%, of net revenue for three-month period ended September 30, 2020, representing a increase of $1,587,120 (or 11%), as compared to a gross profit of $2,145,010, or 47%, of net revenue for the same period in 2019.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2020		September 30, 2019		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$3,610,347	39%	$2,172,780	51%	(12%)
Crude Salt	121,783	9%	(27,770)	(10%)	19%
Chemical Products	—	—	—	—
Natural Gas	—	—	—	—
Total Gross Profit	$3,732,130	36%	$2,145,010	47%	(11%)

Bromine segment

For the three-month period ended September 30, 2020, the gross profit margin for our bromine segment was 39%. This 12% decrease was primarily attributable to the increase in factory overhead per unit produced mainly due to lower selling price and the increase in depreciation charges of plant and equipment that were placed in service in 2020.

For the three-month period ended September 30, 2019, the gross profit margin for our bromine segment was 51%.

Crude salt segment

For the three-month period ended September 30, 2020, the gross profit margin for our crude salt segment was 9%. This 19% increase in the three-month period ended September 30, 2020 compared to the same period in 2019 was primarily attributable to higher volume of production in the three month ended September 30, 2020 compared to that recorded in the same period in 2019.

For the three-month period ended September 30, 2019, the gross loss margin for our crude salt segment was 10%

Chemical products segment

For the three-month period ended September 30, 2020, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement in 2017. All chemical products inventories were sold as of September 30, 2019. As a result, there were no chemical products for sale for the three-month period ended September 30, 2020 and 2019.

Natural gas segment

For the three-month period ended September 30, 2020, the gross loss margin for our natural gas segment was 0%.

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,538,193 and $3,485,383 incurred for the three-month period end September 30, 2020 and 2019, respectively, were that of the factories that have not resumed operations in the three-month periods ended September 30, 2020 and 2019.

General and Administrative Expenses. General and administrative expenses were $4,911,970 for the three-month period ended September 30, 2020, a decrease of $108,245 (or 3%) as compared to $5,020,215 for the same period in 2019.

Income (loss) from Operations Loss from operations was $2,733,818 for the three-month period ended September 30, 2020, compared to a loss of $6,366,409 in the same period in 2019.

	Loss from Operations by Segment
	Three-Month Period Ended September 30, 2020		Three-Month Period Ended September 30, 2019
Segment:		% of total		% of total
Bromine	$1,962,262	259%	$(5,185,484)	74%
Crude Salt	(484,278)	(64%)	(1,001,988)	14%
Chemical Products	(673,377)	(89%)	(744,963)	11%
Natural Gas	(48,550)	(6%)	(62,265)	1%
Income (loss) from operations before corporate costs	756,057	100%	(6,994,700)	100%
Corporate costs	(2,459,213)		(105,702)
Unrealized gain (loss) on translation of Intercompany balance	(1,030,662)		733,993
Loss from operations	$(2,733,818)		$(6,366,409)

Bromine segment

Income from operations from our bromine segment was $1,962,262 for the three-month period ended September 30, 2020, compared to loss from operations of $5,185,484 in the same period in 2019. This was because there were four bromine factories in production for the three-month period ended September 30, 2020 while there were only two bromine factories in production for the three-month period ended September 30, 2019. In addition, the four bromine factories operated for the entire period in the three-period ended September 30, 2020 whereas the two bromine factories that were in operation in the three-month period ended September 30, 2019 had to be shut down when it suffered damages from Typhoon Lekima that hit Shandong province in August 2019.

Crude salt segment

Loss from operations from our crude salt segment was $484,278 for the three-month period ended September 30, 2020, compared to loss from operations of $1,001,988 in the same period in 2019. This was because of the higher volume of crude salt sold in for the three-month period ended September 30, 2020 compared to the three-month period ended September 30, 2019.

Chemical products segment

Loss from operations from our chemical products segment was $673,377 for the three-month period ended September 30, 2020, compared to loss from operations of $744,963 in the same period in 2019.

Natural gas segment

Loss from operations from our natural gas segment was $48,550 for the three -month period ended September 30, 2020, compared to a loss of $62,265 in the same period in 2019.

Other Income, Net Other income, net of $38,562 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2020, a decrease of $28,258 (or approximately 42%) as compared to the same period in 2019.

Net Income (loss) Net loss was $2,912,581 for the three-month period ended September 30, 2020, compared to a net loss of $13,029,028 in the same period in 2019.

Effective Tax Rate Our effective income tax benefit rate for the three-month period ended September 30, 2020 and 2019 were 8% and 107% respectively. The effective tax rate for the three-month period ended September 30, 2020 was lower than the PRC statutory income tax rate of 25% mainly due to a non-deductible item in connection with the unrealized exchange loss and an increase in valuation allowance recorded for deferred tax assets arising from net operating losses of the parent company.

Comparison of the Nine-Month Period Ended September 30, 2020 and 2019

	Nine -Month Period Ended September 30, 2020	Nine -Month Period Ended September 30, 2019	Percent Change Increase/ (Decrease)
Net revenue	$16,399,338	$10,596,521	55%
Cost of net revenue	(12,694,271)	(5,430,269)	134%
Gross profit	3,705,067	5,166,252	(28%)
Sales, marketing and other operating expenses	(28,866)	(12,434)	132%
Direct labor and factory overheads incurred during plant shutdown	(6,886,215)	(10,653,690)	(35%)
Other operating loss	(15,776)	—	(100%)
General and administrative expenses	(7,297,009)	(8,460,733)	(14%)
Loss from operations	(10,522,799)	(13,960,605)	(25%)
Other income	114,089	258,052	(56%)
Loss before taxes	(10,408,710)	(13,702,553)	(24%)
Income tax benefit (expense)	1,711,751	(4,968,318)	(134%)
Net loss	$(8,696,959)	$(18,670,871)	(53%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the nine-month period ended September 30, 2020 as compared to the same period in 2019:

	Net Revenue by Segment
	Nine -Month Period Ended		Nine -Month Period Ended		Percent Increase (Decrease)
	September 30, 2020		September 30, 2019		of Net Revenue
Segment		% of total		% of total
Bromine	$14,131,610	86.2%	$10,022,027	95%	41%
Crude Salt	2,267,728	13.8%	522,758	4%	333%
Chemical Products	—		—	—	—
Natural Gas	—		51,736	1%	(100%)
Total sales	$16,399,338	100%	$10,596,521	100%	55%

Bromine and crude salt segments	Nine -Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2020	September 30, 2019	Increase
Bromine (excluding volume sold to SYCI)	3,645	2,320	57%
Crude Salt	136,718	24,441	459%

	Nine-Month Period Ended		Percentage Change
Natural gas segments product sold in cubic metre	September 30, 2020	September 30, 2019	Decrease
Natural Gas	—	349,900	(100%)

Bromine segment

Net revenue from our bromine segment increased to $14,131,610 for the nine-month period ended September 30, 2020 compared to $10,022,027 for the same period in 2019 respectively, because there were only two factories in production from April until August for the nine-month period ended September 30, 2019, but there were four factories in production since March 2020 for the nine-month period ended September 30, 2020.

Crude salt segment

Net revenue from our crude salt segment increased to $2,267,728 for the nine-month period ended September 30, 2020 compared $522,758 for the same period in 2019, respectively, because there were three crude salt factories in production for the nine-month period ended September 30, 2020 while there were only two crude salt factories in production for the nine-month period ended September 30, 2019.

Chemical products segment

For the nine-month period ended September 30, 2020 and 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the nine-month period ended September 30, 2020, the net revenue for the natural gas was $0.

For the nine-month period ended September 30, 2019, the net revenue for the natural gas was $51,736.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2020		September 30, 2019		Net Revenue
Segment		% of total		% of total
Bromine	$10,450,459	82%	$4,815,890	89%	117%
Crude Salt	2,243,812	18%	564,091	10%	298%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	50,288	1%	—
Total	$12,694,271	100%	$5,430,269	100%	133%

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2019	31,506	12%
Nine-month period ended September 30, 2020	31,506	23%
Variance of the nine-month period ended September 30, 2020 and 2019	—	11%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 23% for the nine-month period ended September 30, 2020 compared to 12% recorded for the nine-month period ended September 30, 2019 mainly because there were four bromine factories in production for the nine-month period ended September 30, 2020 while there were only two bromine factories in production for the nine-month period ended September 30, 2019.

Bromine segment

For the nine-month period ended September 30, 2020 the cost of net revenue for the bromine segment was $10,450,459. This $5,634,569 increase was primarily attributable to the increase in factory overhead per unit produced, which mainly caused by the increase in depreciation charges of plant and equipment that were placed in service in 2020.

For the nine-month period ended September 30, 2019 the cost of net revenue for the bromine segment was $4,815,890.

Crude salt segment

For the nine-month period ended September 30, 2020 the cost of net revenue for the crude salt segment was $2,243,812.The cost of net revenue for our crude salt segment for the nine-month period ended September 30, 2019 was $564,091. This $1,679,721 increase was primarily attributable to the increase in factory overhead per unit produced, which mainly caused by the increase in depreciation charges of plant and equipment that were placed in service in 2020.

Natural gas segment

Cost of net revenue for our natural gas segment for the nine-month period ended September 30, 2020 was $0.

Cost of net revenue for our natural gas segment for the nine-month period ended September 30, 2019 was $50,288.

Gross Profit. Gross loss was $3,705,067, or 23%, of net revenue for nine-month period ended September 30, 2020 compared to $5,166,252, or 49%, of net revenue for the same period in 2019.

	Gross Profit (Loss) by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2020		September 30, 2019		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$3,681,151	26%	$5,206,136	49%	(23%)
Crude Salt	23,916	1%	(41,332)	—	1%
Chemical Products		—	—	—
Natural Gas		—	1,448		—
Total Gross Profit	$3,705,067	23%	$5,166,252	49%	(26%)

Bromine segment

For the nine-month period ended September30, 2020, the gross profit margin for our bromine segment was 26%. This 23% decrease was primarily attributable to the increase in factory overhead per unit produced mainly due to lower selling price and the increase in depreciation charges of plant and equipment that were placed in service in 2020.

For the nine-month period ended September 30, 2019, the gross profit margin for our bromine segment was 49%.

Crude salt segment

For the nine-month period ended September 30, 2020, the gross profit margin for our crude salt segment was 1%.This 1% increase in the nine-month period ended September 30, 2020 compared to the same period in 2019 was primarily attributable to higher volume of production in the nine-month period ended September 30, 2020 compared to that recorded in the same period in 2019.

For the nine-month period ended September 30, 2019 the gross loss margin for our crude salt segment was 0%.

Chemical products segment

For the nine-month period ended September30, 2020, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement. As a result of the course, there were no chemical products for sale for the nine-month period ended September 30, 2020.

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $6,886,215 and $10,653,690 incurred for the nine-month period ended September 30, 2020 and 2019, respectively, were for factories that have not resumed production in the nine-month period ended September30, 2020 and 2019.

General and Administrative Expenses. General and administrative expenses were $7,297,010 for the nine-month period ended September 30, 2020, a decrease of $1,163,723 (or 14%) as compared to $8,460,733 for the same period in 2019.

Income (Loss) from Operations. Loss from operations was $10,522,799 for the nine-month period ended September 30, 2020, compared to a loss of $13,960,605 in the same period in 2019.

	Income(Loss) from Operations by Segment
	Nine-Month Period Ended September 30, 2020		Nine-Month Period Ended September 30, 2019
Segment:		% of total		% of total
Bromine	$(2,383,260)	34%	$(8,847,210)	62%
Crude Salt	(2,609,332)	36%	(3,242,534)	23%
Chemical Products	(2,038,938)	28%	(2,074,937)	15%
Natural Gas	(150,666)	2%	(165,649)	—
Loss from operations before corporate costs	(7,182,196)	100%	(14,330,330)	100%
Corporate costs	(2,692,271)		(408,695)
Unrealized gain (loss) on translation of intercompany balance	(648,332)		778,420
Loss from operations before taxes	$(10,522,799)		$(13,960,605)

Bromine segment

Loss from operations from our bromine segment was $2,383,260 for the nine-month period ended September 30, 2020, compared to a loss of $8,847,210 in the same period in 2019.

Crude salt segment

Loss from operations from our crude salt segment was $2,609,332 for the nine-month period ended September 30, 2020, compared to a loss of $3,242,534 in the same period in 2019.

Chemical products segment

Loss from operations from our chemical products segment was $2,038,938 for the nine-month period ended September 30, 2020, compared to a loss of $2,074,937 in the same period in 2019.

Natural gas segment

Loss from operations from our natural gas segment was $150,666 for the nine-month period ended September 30, 2020, compared to a loss of $165,649 in the same period in 2019.

Other Income, Net. Other income, net of $114,089 represented bank interest income, net of capital lease interest expense for the nine-month period ended September 30, 2020, a decrease of $143,963 (or approximately 56%) as compared to the same period in 2019.

Net Income (Loss). Net loss was $8,696,959 for the nine-month period ended September 30, 2020, compared to a net loss of $18,670,871 in the same period in 2019.

Effective Tax Rate. Our effective income tax benefit rate for the nine-month period ended September 30, 2020 and 2019 was 16% and (36%), respectively. The effective tax rate for the nine-month period ended September 30, 2020 was 9% lower than the PRC statutory income tax rate of 25% mainly due to a non-deductible expense in connection with the unrealized exchange loss for the Company and an increase in valuation allowance recorded for deferred tax assets arising from net operating losses of the parent Company. The effective tax benefit rate for the nine-month period ended September 30, 2019 was 61% lower than the PRC statutory income tax rate of 25% mainly due to non-deductible expense offset by non-taxable item in connection with the unrealized exchange loss for the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, cash and cash equivalents were $95,623,812 as compared to $100,301,986 as of December 31, 2019. The components of this decrease of $4,678,174 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$3,258,010	$(12,320,640)
Net cash used in investing activities	(9,860,142)	(57,317,368)
Net cash used in financing activities	(264,976)	(275,506)
Effects of exchange rate changes on cash and cash equivalents	2,188,934	(3,866,852)
Net decrease in cash and cash equivalents	$(4,678,174)	$(73,780,366)

For the nine-month period ended September 30, 2020, we met our working capital and capital investment requirements by using cash on hand.

Net Cash Provided by (Used In) Operating Activities

During the nine-month period ended September 30, 2020 cash flow provided by operating activities of approximately $3.26 million was mainly due to non-cash adjustments related to depreciation and amortization of property, plant and equipment, and restricted stock expense offset by a net loss of $8.7 million and an increase in accounts receivable of $2.28 million.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
		% of total		% of total
Aged 1-30 days	$5,285,842	72%	$—	—
Aged 31-60 days	2,042,340	28%	—	—
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	506,703	10%
Aged 151-180 days	—	—	2,368,495	49%
Aged 181-210 days	—	—	2,001,908	41%
Aged 211-240 days	—	—	—	—
Total	$7,328,182	100%	$4,877,106	100%

The overall accounts receivable balance as of September 30, 2020 increased by $2,451,076, as compared to those of December 31, 2019. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month and nine-month periods ended September 30, 2020 is required.

Inventory

Our inventory consists of the following:

	September 30, 2020		December 31, 2019
		% of total		% of total
Raw materials	$30,508	8%	$20,928	3%
Finished goods	363,725	92%	669,159	97%
Total	$394,233	100%	$690,087	100%

The net inventory level as of September 30, 2020 decreased by $295,854 (or 43%), as compared to the net inventory level as of December 31, 2019.

Raw materials increased by $9,580 as of September 30, 2020 as compared to December 31, 2019.

Our finished goods decreased by $305,434 as of September 30, 2020 as compared to December 31, 2019.

Net Cash Used in Investing Activities

For the nine-month period ended September 30, 2020, we used approximately $9.86 million to acquire property, plant and equipment.

For the nine-month period ended September 30, 2019, we used approximately $57 million to acquire property, plant and equipment.

Net Cash Used in Financing Activities

For the nine-month period ended September 30, 2020 and 2019, we used $0.3 million to repay finance lease obligation.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $95.6 million at September 30, 2020, all which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2020 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 10 - Lease Liabilities - Finance and Operating lease and Note 19 – Capital Commitment and Other Service Contractual Obligations”.

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

The Company is in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in discussions closely with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. The Company obtained one confirmation from the local government authorities that the administrative penalty imposed on Factory No. 7 , Factory No. 8 and Factory No.10 are being revoked which are waiting for the Court formal approval ,and production of Factory No. 7 was allowed to resume in April 2019. In addition, on August 28, 2019, the People’s Government of Shandong Province, issued a regulation titled “Investment Project Management Requirements of Chemical Companies in Shandong Province” permitting the construction of facilities on existing sites or infrastructure of bromine manufacturing and other chemical industry-related types of projects (clause 11 of section 3).The Company believes that the goal of the government is to standardize and regulate the industry and not to demolish the facilities or penalize the manufacturers. As of the date of this report, the Company has not been notified by the local government that it will take any measure to enforce the administrative penalties. Based on information known to date, the Company believes that it is remote that the Written Decisions or Court Rulings will be enforced within the expected timeframe and a material penalty or costs and expenses against the Company will result. However, there can be no assurance that there will not be any further enforcement action, the occurrence of which may result in further liabilities, penalties and operational disruption.

Item 1A. Risk Factors

This information has been omitted based on the Company’s status as a smaller reporting company

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 16, 2020	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 16, 2020	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)