Form 10-K
period 2020-12-31
GULF RESOURCES, INC.
filed 2021-04-08
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was approximately $29 million based upon a closing sale price of $5.35.

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
As of March 31, 2021, the registrant had outstanding 9,997,477 shares of common stock.

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

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.14509 and $0.14508 during fiscal years 2019 and 2020, respectively, the reporting currency of the Company is the United States dollar (“USD” or $”).

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

On the closing Date, the Company issued 1,453,603 (restated for the 1-for-5 reverse stock split in January 2020) shares of its common stock, par value $0.0005 per share (the “Shares”), at the closing market price of $9.20 (restated for the 1-for-5 reverse stock split in January 2020) per Share on the closing date to the four former equity owners of SCRC .The issuance of the Shares was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended. On the Closing Date, the Company entered into a lock-up agreement with the four former equity owners of SCRC. In accordance with the terms of the lock-up agreement, the shareholders agreed not to sell or transfer the Shares for five years from the date the stock certificates evidencing the Shares were issued.

The sellers of SCRC agreed as part of the purchase price to accept the Shares, based on a valuation of $10.00 (restated for the 1-for-5 reverse stock split in January 2020), which was a 73% premium to the price on the day the agreement was reached. For accounting purposes, the Shares were valued at $9.20 (restated for the 1-for-5 reverse stock split in January 2020), which was the closing price of our stock on the closing date of the agreement. The price difference between the original sale price of $10.00 (restated for the 1-for-5 reverse stock split in January 2020) and the $9.20 (restated for the 1-for-5 reverse stock split in January 2020) closing price of our stock on the closing date of the agreement is solely for accounting purposes. There has been no change in the number of shares issued.

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

The Company has completed all the rectification and improvements in accordance with the government requirements, and it is still waiting for governmental approval for factories #2, #8, and #10. To our knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, we may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements. Nevertheless, the Company expects to receive approvals for these factories in the second half of 2021. However, there is no assurance that we will be able to obtain the approvals necessary to operate those factories from the government.

Pursuant to the notification issued on November 24, 2020 from the government of Shouguang City, all bromine facilities in Shouguang City had to be temporarily closed from December 25, 2020 until February 19, 2021 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities in factory No. 1, No. 4, No. 7 and No. 9 during the aforesaid period and commenced production as scheduled on February 19, 2021.

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

To date, we have secured the land for our new chemical factory. The Company also has had the final approval regarding environmental protection assessment and commenced construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. There was an impairment loss on the property, plant and equipment related to the relocation of our chemical plants to Bohai Park in the amount of $16,636,322, since much of the equipment that was used in the chemical factories was relatively old. Further, even if it had been newer, we believe that it might not have passed new environmental tests.  The total cost of building the new factory is currently estimated to be approximately $64 million. The Company incurred relocation costs in the amount of $33,496,295 and $10,320,017 as of December 31, 2020 and 2019.

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, whereby the Company is required to obtain further approval for its well located in Daying, including the entire natural gas and brine water project, including approvals for land use, safety production inspection, and environmental protection assessment. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments after the government has finalized the land and resources planning for Sichuan Province.

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

Impact of COVID-19 on Our Operations and Financial Performance

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. Substantially all of our revenues and workforce are concentrated in China. In response to the intensifying efforts to contain the spread of COVID-19, the Chinese government took a number of actions, which included extending the Chinese New Year holiday in 2020, quarantining individuals suspected of having COVID-19, asking residents in China to stay at home and to avoid public gathering, among other things. The virus outbreak slightly delayed the commencement of the operations for Factory No.1, No.4, No.7, No.9, and it may also delay the approval for the remaining three factories include No.2, No.8 and No.10. It is, however, still unclear how the pandemic will evolve going forward, and we cannot assure you whether the COVID-19 pandemic will again bring about significant negative impact on our business operations, financial condition and operating results, including but not limited to negative impact to our total revenues.

There remain significant uncertainties surrounding the COVID-19 outbreak and its further development as a global pandemic. Hence, the extent of the business disruption and the related impact on our financial results and outlook for 2021 cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the total impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.

Our Business Segments

Our business operations are conducted in four segments, bromine, crude salt, chemical products, and natural gas.  We manufacture and trade bromine, crude salt and natural gas, and manufacture and sell chemical products used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents and materials for human and animal antibiotics.  We conduct all of our operations in China.

Bromine and Crude Salt

We manufacture and distribute bromine through our wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited, or SCHC.  Bromine is a halogen element. It is a red volatile liquid at standard room temperature which has reactivity between chlorine and iodine. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine is also used to form intermediates in organic synthesis, which is somewhat preferable over iodine due to its lower cost. Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants.

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI.  At the present time, SYCI is closed pursuant to the letter from government dated on November 24, 2017. It is being relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City. SYCI paid $9,115,276 for a 50-year lease of a piece of land for its new factories at Bohai Marine Fine Chemical Industrial Park in December, 2017 and leased another piece of land from the third party for its new chemical factory. We received the final approval for our new chemical factory and started construction in June 2020.

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

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2020 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, and Shouguang Weidong Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy.

During the year ended December 31, 2020, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $11,771,830 or approximately 47% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 19%, respectively, of total net revenue from the sale of bromine.

During the year ended December 31, 2019, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $5,371,125, or approximately 54% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 22%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2020 and 2019, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $3,022,215 and $522,758, respectively, or approximately 100% and 100% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 36% and 37%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2020 and 2019, the net revenue for the chemical products was $0.

Principal Suppliers

Our principal external suppliers are Laizhou Shengfu Chemical Company Limited, Shandong Xinlong Group Company Limited, Weifang Wanhong Chemical Company Limited, Shandong Xinlong International Trade Company Limited.

During the year ended December 31, 2020 and 2019, we purchased 100% of raw materials for our bromine and crude production from our top three suppliers.

During the year ended December 31, 2020 and 2019, we did not purchase any raw materials for chemical products production. This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of keen competition and the trend of less bromine contraction of brine water being extracted in Shouguang City, Shandong Province, the Company intended to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. On January 30, 2015 we announced that we had found natural gas resources under our bromine well in the Sichuan area. On November 23, 2015, the Company’s wholly owned subsidiary SCHC entered into an agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt). In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. Then later on, the Company found some issues related to the water and other potential impurities in the natural gas during trial production. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company completed the test production at its first natural gas well in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain further approval for its well located in Daying, including the entire natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and the related land issues. Until these approvals have been received, the Company has had to temporarily halt trial production at its natural gas well in Daying. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments after the government has finalized the land and resources planning for Sichuan Province.

On September 1, 2017, the Company received notification from the Government of Yangkou Town, Shouguang City of PRC that required production at all its factories be immediately halted in order for the Company to perform rectification and improvement in accordance with the local new safety and environmental protection requirements.

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

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s all bromine facilities, including Factory No.1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated on February 27, 2020 issued by the local governmental authority which allows us to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s factories No.7 and No.1 started trial production in mid-March 2020, and commenced commercial production on April 3, 2020.

The Company is still waiting for governmental approval for factories #2, #8, and #10. To our knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, we may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements. Nevertheless, the Company expects to receive approvals for these factories in the second half of 2021. However, there is no assurance that we will be able to obtain the approvals necessary to operate those factories from the government.

Pursuant to the notification issued on November 24, 2020 from the government of Shouguang City, all bromine facilities in Shouguang City had to be temporarily closed from December 25, 2020 until February 19, 2021 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and back to production as scheduled on February 19, 2021.

▼ Chemical Products

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (the “November 2017 Letter”). Since then, our chemical factory has been shut down. We believe this is part of the country’s efforts to improve the development of the chemical industry, facilitate safe production and curb environmental pollution, and ensure the quality of living environment of residents. The Company expects to cost approximately $64 million in total in connection with the relocation. The Company incurred relocation costs in the amount of $33,496,295 as of December 31, 2020.

In January 2020, the Company obtained the environmental protection assessment approval performed by the government of Shouguang City, Shandong Province for the proposed new Yuxin chemical factory. With this approval, the Company was permitted to construct our new chemical factory and the Company commenced construction in June 2020.

Competition

To date, our sales have been limited to customers within the PRC and we expect that our sales will remain primarily domestic for the immediate future.  Our marketing strategy involves developing long term ongoing working relationships with customers based on large multi-year agreements which foster mutually advantageous relationships.

We compete with PRC domestic private companies and state owned companies. Certain state owned and state backed competitors are more established and have more control of certain resources in terms of pricing than we do.  We compete based on price, our reputation for quality, on-time delivery, our relationship with suppliers and our geographical proximity to natural brine deposits in the PRC for bromine, crude salt and chemical productions.  Management believes that our stable quality, manufacturing processes and plant capacity for the production of bromine, crude salt and chemical products are key considerations in awarding contracts in the PRC.

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

Government Regulation

China has been reinforcing the environmental requirements for the entire chemical industry, demanding the closure or rectification of those factories that do not meet the emission requirements and are highly polluting. In early 2017, the government announced the closure or relocation of those chemical industry facilities that are close to residential areas and the new environmental law officially came into full effect in January 2018.

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

In the natural resources sector, the PRC and the various provinces have enacted a series of laws and regulations over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation.  The “China Mineral Resources Law” declares state ownership of all mineral resources in the PRC.  However, mineral exploration rights can be purchased, sold and transferred to foreign owned companies. Mineral resource rights are granted by the Central Government permitting recipients to conduct mineral resource activities in a specific area during the license period. These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the Central Government a natural resources tax in an amount equal to a percent of annual crude salt sales and tones of bromine sold. Shandong Province has determined that bromine is to be extracted only by licensed entities and we hold one of such licenses. Despite the Province desire to limit extraction to licensed entities hundreds of smaller operations have continued to extract bromine without licenses.

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

Human Capital Resources

Employee Profiles

As of December 31, 2020, we employed approximately 585 full-time employees, of whom approximately 60% are with SCHC and DCHC, and 40% are with SYCI. Approximately 6% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

Total Rewards

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 17% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $295,252 for fiscal year 2020.

 Health and Safety

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers in the PRC, and we encourage employee referrals for open positions.

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

FIGURE 2.2 – DETAILED MAP OF MINING PROPERTIES

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

SYCI concentrates its efforts on the production and sale of chemical products that are used in oil and gas field exploration, oil and gas distribution, oil field drilling, papermaking chemical agents, and manufacture and sell materials that are used for human and animal antibiotics in China. Currently, SYCI is closed according to the November 2017 Letter and currently under construction at Bohai Marine Fine Chemical Industry Park, Shouguang City, Shandong Province, China, where SYCI will be relocated to.

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

Our mineral rights are issued by the local government and allow for a one year period of mining.  The rights provide us with the exclusive rights to explore and extract natural brine under the leased land and produce bromine and crude salt. The government performs an annual inspection of the company’s previous year’s state of production & operations at beginning of each year.  The annual inspection reviews: (1) whether the production is safe and if any accidents occurred during the previous year; (2) whether the natural resources tax and other taxes were timely paid; (3) whether employees’ salary and welfare benefits were timely paid; and (4) whether the Company meets environment protection standards. Only those companies who pass the inspection receive mineral rights for another one year term. For those companies who do not pass the inspection, additional mineral rights are not allocated until they can meet the requirements. If there is major safety accident, the government may revoke the mining permit.

The mining certificate were renewed in July 2018 with production limit of 24,000 tons of bromine production per year.

On September 21, 2018, we received a closing notice from the People’s Government of Yangkou Town, Shouguang City informing us that we had to shut down our three bromine factories (Factory No. 3,No. 4, and No. 11.).

The following is a description of the land use and mineral rights related to each of the nine properties held by SCHC as of December 31, 2020.

All of the bromine factories are under rectification process without production.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2020	33.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 4 (originally named as Subdivision of Factory No. 1) – State-owned Shouguang Qinshuibo Farm
Area	0.79 acres
Date of Factory lease	January 1, 2011
Factory Lease Term	Twenty Years
Factory lease Expiration Date	2030
The number of remaining years to expiration of the of the factory lease as of December 31, 2020	10.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB5,000,000
Mining Permit No.:	Under application

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2020	32 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 2 – State Operated Shouguang Qingshuibo Farm
Area	568 acres
Date of Acquisition	December 30, 2010
Land Use Rights Lease Term	Thirty Years
Land Use Rights Expiration Date	2040
The number of remaining years to expiration of the of the land lease as of December 31, 2020	20.7 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB172,500 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 7 (originally named as No. 5)– Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2020	34 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2020	38.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150 (increase 5% per two years)
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2020	38.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2020	39.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,200 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2020	1.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000 (increase 5% per year)
Mining Permit No.:	Under application

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

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2020 Utilization Ratio	2019 Utilization Ratio
Factory No. 1	—	6,442	6,681	31%	28%
Factory No. 2	April 7, 2007	1,846	4,844	—	—

Factory No. 7* (originally named as No. 5 and No. 7)	October 25, 2007/ January 7, 2009	3,776	6,986	30%	27%

Factory No. 8	September 7, 2009	2,723	4,016	—	—
Factory No. 9	June 7, 2010	759	2,793	66%	—
Factory No.4 (originally named as Subdivision of Factory No. 1)	January 1, 2011	1	3,186	54%	—
Factory No. 10	December 22, 2011	1,700	3,000	—	—

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2020			2019
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	1,707	1,802	28,821	1,227	1,113	29,752
Factory No. 2	—	—	—	—	—	—
Factory No. 3**	—	—	—	—	—	—
Factory No. 4**	—	—	—	—	—	—
Factory No. 7* (originally named as No. 5 and No. 7) *	1,768	1,799	28,820	1,255	1,207	29,740

Factory No. 8	—	—	—	—	—	—
Factory No. 9	1,231	1,212	28,668	—	—	—
Factory No. 4( originally know Subdivision of Factory No. 1)	1,154	1,144	28,920	—	—	—
Factory No. 10	—	—	—	—	—	—
Factory No. 11**	—	—	—	—	—	—
Total	5,860	5,957		2,482	2,320

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other., and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

**	Factory No. 3, 4 and 11 were demolished in September 2018.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2020			2019
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	6,160	5,632	118	8,431	7,419	143
Factory No. 2	—	—	—	—	1,859	170
Factory No. 7* (Originally Named as No. 5 and No. 7) *	116,083	112,938	120	13,131	15,163	147

Factory No. 8	—	—	—	—	—	—
Factory No. 9	56,822	56,152	118	—	—	—
Total	179,065	174,722		21,562	24,441

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019

The following table shows the chemical products produced and sold for our SYCI’s production facilities and the weighted average price received for all products sold for the last two years.

	2020			2019
Chemical Products	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Oil and gas exploration additives	—	—	—	—	—	—
Paper manufacturing additives	—	—	—	—	—	—
Pesticides manufacturing additives	—	—	—	—	—	—
Pharmaceutical intermediates	—	—	—	—	—	—
By products	—	—	—	—	—	—
Total

Item 3. Legal Proceedings.

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited (“SCHC”) by the Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent. For more details and information related to the Written Decisions, please see “Note 20 – Loss Contingencies, Notes to Consolidated Financial Statement” contained in this annual report.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2020 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2020

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	121,600	$7.09	515,648
Equity compensation plans not approved by security holders	—	—	—
Total	121,600	$7.09	515,648

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

As disclosed in the Company’s Current Report on Form 8-K filed on September 8, 2017, the Company received, on September 1, 2017, letters from the Yangkou County, Shouguang City government addressed to each of its subsidiaries, SCHC and SYCI, which stated that in an effort to improve the safety and environmental protection management level of chemical enterprises, the plants are requested to immediately stop production and perform rectification and improvements in accordance with the country’s new safety and environmental protection requirements. In the Company’s press release of August 11, 2017 and on its conference call of August 14, 2017, the Company addressed concerns that increased government enforcement of stringent environmental rules that were adopted in early 2017 to insure corporations bring their facilities up to necessary standards so that pollution and other negative environmental issues are limited and remediated, could have an impact on our business in both the short and long-term. The Company also expressed that although it believed its facilities were fully compliant at the time, the Company did not know how its facilities would fare under the new rules. Teams of inspectors from the government were sent to many provinces to inspect all mining and manufacturing facilities. The local government requested that facilities be closed, so that the facilities could undergo the inspection and analysis in the most efficient manner by inspectors’ team. As a result, our facilities were closed on September 1, 2017.

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

The Shouguang City Bromine Association, on behalf of all the bromine plants in Shouguang, started discussions with the local government agencies. The local governmental agencies confirmed the facts that their initial requirements for the bromine industry did not include the project approval, the planning approval and the land use rights approval and that those three additional approvals were new requirements of the provincial government. The Company understood from the local government that it has been coordinating with several government agencies to solve these three outstanding approval issues in a timely manner and that all the affected bromine plants will not be allowed to commence production prior to obtaining those approvals.

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No.4, No. 7 and No. 9 have passed inspection and could resume operations. In April 2019, Factory No. 1 and No. 7 resumed operations.

On February 28, 2020, the Company announced that it received an approval from the government to resume bromine production after winter temporary closure. Subsequently, it received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control. With these two approvals, the Company was allowed to resume production at all four bromine factories.

The Company is still waiting for governmental approval for factories No.2, No.8, and No.10. To its knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, the Company may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements. The Company expects to receive approvals for these factories in the second half of 2021 due to the COVID-19 impact. However, there is no assurance that we will be able to obtain the approvals necessary to operate those factories from the government.

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Chemical companies that are not being asked to move into the park are being permanently closed.  Since our factories closed, the Company has secured from the government the land use rights for its chemical plant On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. The construction is expected to take approximately one year, and an additional six months to complete the equipment installation and testing. The Company expects to begin trial production at the beginning of 2022.

In January 2017, the Company completed the first brine water and natural gas well field construction in Sichuan Province and announced the commencement of trial production. The Company has been working with Xinan Shiyou Daxue (Southwest Petroleum University) and developed a solution to DHCH’s technical drilling problem. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company completed the test production at its first natural gas well in Sichuan Province and commenced trial production in January 2019. Later On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the entire natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying.

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC, the consolidated financial statements and the information presented below as of and for the year ended December 31, 2020. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

On January 28, 2020 we completed a 1-for-5 reverse stock split of our common stock, such that for each five shares outstanding prior to the stock split there was one share outstanding after the reverse stock split.  All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.

RESULTS OF OPERATIONS.

Year ended December 31, 2020 as compared to year ended December 31, 2019

	Years ended
	December 31, 2020	December 31, 2019	Percent Change Increase/ (Decrease)
Net Revenue	$28,207,024	$10,596,521	166%
Cost of Net Revenue	$(19,415,034)	$(5,430,269)	258%
Gross Profit	$8,791,990	$5,166,252	70%
Sales, Marketing and Other Operating Expense	$(42,663)	$(12,434)	243%
Direct labor and factory overheads incurred during plant shutdown	$(8,170,390)	$(15,175,280)	(46%)
General and Administrative Expenses	$(10,239,943)	$(13,272,921)	(23%)
Other Operating Expense	$(22,386)	$—	—
Loss from Operations	$(9,683,392)	$(23,294,383)	(58%)
Other Income, Net	$154,877	$301,325	(49%)
Loss before Taxes	$(9,528,515)	$(22,993,058)	(59%)
Income Tax Benefit (Expense)	$1,108,471	$(2,806,987)	139%
Net loss	$(8,420,044)	$(25,800,045)	(67%)

Net Revenue  The table below shows the changes in net revenue in the respective segment of the Company for the fiscal year 2020 compared to the same period in 2019:

	Net Revenue by Segment
	Year Ended		Year Ended		Percent Increase (Decrease)
	December 31, 2020		December 31, 2019		of Net Revenue
Segment		% of total		% of total
Bromine	$25,184,808	89%	$10,022,027	95%	151%
Crude Salt	3,022,216	11%	522,758	4%	478%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	51,736	1%	(100%)
Total sales	$28,207,024	100%	$10,596,521	100%	166%

	Years Ended December 31		Percent Change
Bromine and crude salt segments product sold in tonnes	2020	2019	Increase
Bromine (excluded volume sold to SYCI)	5,957	2,320	157%
Crude Salt	174,722	24,441	615%

	Year Ended		Percentage
Natural gas segments product sold in cubic metre	December 31, 2020	December 31, 2019	Change Decrease
Natural Gas	—	349,900	(100%)

Bromine segment

Net revenue from our bromine segment increased by 151% to $25,184,808 for the year ended December 31, 2020 compared to $10,022,027 for the year ended December 31, 2019.

Crude salt segment

Net revenue from our crude salt segment increased by 478% to $3,022,216 for the year ended December 31, 2020 compared $522,758 for the same period in 2019. This increase is due to the fact that only two plants were restarted in 2019 and were in production for only four months, but three plants were restarted in 2020 and were in production for 10 months.

Chemical products segment

For the year ended December 31, 2020 and December 31, 2019, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. As a result there were no chemical products for sale for the years ended December 31, 2020 and 2019.

Natural gas segment

For the year ended December 31, 2020, the net revenue for the natural gas was $0.

For the year ended December 31, 2019, the net revenue for the natural gas was $51,736.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2020		December 31, 2019		Net Revenue
Segment		% of total		% of total
Bromine	$15,950,812	82%	$4,815,890	89%	231%
Crude Salt	3,464,222	18%	564,091	10%	514%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	50,288	1%	(100%)
Total	$19,415,034	100%	$5,430,269	100%	257%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $19,415,034 for the year ended December 31, 2020, an increase of $13,984,765(or 257%) as compared to the same period in 2019 As a percentage of sales, cost of net revenue was 69% in fiscal year 2020 versus 51% in fiscal year 2019.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2019	31,506	19%
Fiscal year 2020	31,506	25%
Variance of the fiscal year 2020 and 2019	0	6%

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio was 25% for the year ended December 31, 2020. an increase of 6% compared to that for the year ended December 31, 2019 because four plants resumed production in the year ended December 31, 2020 compared to two plants in operations in the year ended December 31, 2019.

Bromine segment

For the year ended December 31, 2020 the cost of net revenue for the bromine segment was $15,950,812.

For the year ended December 31, 2019 the cost of net revenue for the bromine segment was $4,815,890.

As a percentage of sales, cost of net revenue of the bromine segment was 63% in fiscal year 2020 versus 48% in fiscal year 2019.

Crude salt segment

For the year ended December 31, 2020 the cost of net revenue for the crude salt segment was $3, 464,222.The cost of net revenue for our crude salt segment for the year ended December 31, 2019 was $564,091.

As a percentage of sales, cost of net revenue of the crude salt segment was 115% in fiscal year 2020 versus 108% in fiscal year 2019.

Chemical products segment

Cost of net revenue for our chemical products segment for the fiscal year 2020 and 2019 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the year ended December 31, 2020 and 2019 was $0 and $50,288.

Gross Profit. Gross profit was $8,791,990, or 31%, of net revenue for the year ended December 31, 2020 compared to $5,166,252, or 49%, of net revenue for the same period in 2019.

	Gross Profit (Loss) by Segment				% Point Change
	Year Ended		Year Ended		of Gross
	December 31, 2020		December 31, 2019		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit (loss) Margin
Bromine	$9,233,996	37%	$5,206,136	52%	(15%)
Crude Salt	(442,006)	(15%)	(41,332)	(8%)	(7%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	1,448	3%	(3%)
Total Gross Profit	$8,791,990	31%	$5,166,252	49%	(18%)

Bromine segment

For the year ended December 31, 2020, the gross profit margin for our bromine segment was 37%. This 15% decrease was primarily attributable to the increase in factory overhead per unit produced due to depreciation charges of plant and equipment that were placed in service in March and April in 2020 and the lower average selling price of bromine of $4,228 per ton in the year ended December 31, 2020 compared to $4,319 per ton in the year ended December 31, 2019.

For the year ended December 31, 2019, the gross profit margin for our bromine segment was 52%.

Crude salt segment

For the year ended December 31, 2020, the gross loss margin for our crude salt segment was 15%, compared to 8% in the year ended December 31, 2019. This 7% decrease was primarily attributable to the lower selling price of crude salt offset by the lower allocation of depreciation charges for plant and equipment put into use in March and April 2020 resulting from higher volume of production crude salt in the year ended December 31, 2020 compared to the previous year.

Direct labor and factory overheads incurred during plant shutdown. On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC stating that production at all its bromine and crude salt and chemical factories should be halted immediately in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) related to factories that have not resumed production of a total amount of $8,170,390 and $15,175,280 for fiscal years 2020 and 2019 were presented as operating expenses instead of in cost of revenue. The decrease in the direct labor and factory overheads incurred during plant shutdown in the year ended December 31, 2020 compared to the same period in 2019 was due to five plants not in operation in 2019, but only three were not in operation in 2020.

General and Administrative Expenses. General and administrative expenses were $10,239,943 for the year ended December 31, 2020, a decrease of $3,032,978 (or 23%) as compared to$13,272,921 for the same period in 2019. This decrease was primarily attributable to repairs costs incurred for damages to the factories caused by the flooding resulting from Typhoon Lekima in fiscal year 2019.

Loss from Operations. Loss from operations was $9,683,392 for the fiscal year 2020, compared to a loss of $23,294,383 in the same period in 2019.

	Income (loss) from Operations by Segment
	Year ended December 31, 2020		Year ended December 31, 2019
Segment:		% of total		% of total
Bromine	$1,616,542	(33%)	$(15,609,979)	68%
Crude Salt	$(3,589,494)	73%	$(4,446,900)	19%
Chemical Products	$(2,745,297)	56%	$(2,823,298)	12%
Natural Gas	$(204,514)	4%	$(188,949)	1%
Loss from operations before corporate costs	$(4,922,763)	100%	$(23,069,126)	100%
Corporate costs	$(2,928,603)		$(646,914)
Unrealized gain (loss) on translation of intercompany balance	$(1,832,026)		$421,657
Loss from operations	$(9,683,392)		$(23,294,383)

Bromine segment

Income from operations from our bromine segment was $1,616,542 for the fiscal year 2020, compared to a loss of $15,609,979 in the same period in 2019.

Crude salt segment

Loss from operations from our crude salt segment was $3,589,494 for fiscal year 2020, compared to a loss of $4,446,900 in the same period in 2019.

Chemical products segment

Loss from operations from our chemical products segment was $2,745,297 for the fiscal year 2020, compared to a loss of $2,823,298 in the same period in 2019.

Natural gas segment

Loss from operations from our natural gas segment was $204,514 for the fiscal year 2020, compared to a loss of $188,949 in the same period in 2019.

Other Income, Net. Other income, net, which represent bank interest income, net of finance lease interest expense was $154,877 for the fiscal year 2020, a decrease of $146,448 (or approximately 49%) as compared to the same period in 2019.

Net Income (loss). Net loss was $8,420,044 for the fiscal year 2020, compared to net loss of $25,800,045 in the same period in 2019. This decrease in the net loss was mainly attributable to the commencement of production and sales at four plants in 2020, resulting in less losses than in 2019.

Effective Tax Rate. Our effective income tax (expense) benefit rate for the fiscal years 2020 and 2019 were 12% and (12%) respectively. The effective tax rate for the fiscal years 2020 was lower than the PRC statutory income tax rate of 25% mainly due to a non-deductible item in connection with the unrealized exchange loss and an increase in valuation allowance recorded for deferred tax assets arising from net operating losses of the parent company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, cash and cash equivalents were $94,222,538 as compared to $100,301,986 as of December 31, 2019.  The components of this decrease of $6,079,448 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2020	2019
Net cash (used in) provided by operating activities	$9,305,627	$(15,309,112)
Net cash used in investing activities	$(21,719,369)	$(60,611,949)
Net cash used in financing activities	$(264,976)	$(275,509)
Effects of exchange rate changes on cash and cash equivalents	$6,599,270	$(2,500,379)
Net decrease in cash and cash equipment	$(6,079,448)	$(78,696,949)

For the fiscal years 2020 and 2019, we met our working capital and capital investment requirements by using cash flows from operations and cash on hand.

Net Cash Provided by Operating Activities

During the year ended December 31, 2020, cash flows provided by operating activities of approximately $8.3 million was mainly due to non-cash adjustments related to depreciation and amortization of property, plant and equipment of $16.0 million, unrealized translation loss of $1.8 million and stock-based compensation expense of $2.4 million reduced by net loss of $8.4 million.

During the year ended December 31, 2019, cash flow used in operating activities of approximately $15 million was mainly due to a net loss of $25.8 million, an increase in accounts receivable of $5.07 million, reduced by a non-cash adjustment related to a decrease in deferred tax assets of $2.7 million and to depreciation and amortization of property, plant and equipment.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
		% of total		% of total
Aged 1-30 days	$3,801,417	58%	$—	—
Aged 31-60 days	2,720,381	42%	—	—
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	506,703	10%
Aged 151-180 days	—	—	2,368,495	49%
Aged 181-210 days	—	—	2,001,908	41%
Aged 211-240 days	—	—	—	—
Total	$6,521,798	100%	$4,877,106	100%

The overall accounts receivable balance as of December 31, 2020 increased by $1,644,692, as compared to those of December 31, 2019. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. All receivables were collected in the January through March in 2021.

Inventory

Our inventory consists of the following:

	December 31, 2020		December 31, 2019
		% of total		% of total
Raw materials	$21,484	5%	$20,928	3%
Finished goods	398,125	95%	669,159	97%
Total	$419,609	100%	$690,087	100%

The net inventory level as of December 31, 2020 decreased by $270,478, as compared to the net inventory level as of December 31, 2019.

Raw materials increased by $556 as of December 31, 2020 as compared to December 31, 2019.

Finished goods decreased by $271,034 as of December 31, 2020 as compared to December 31, 2019.

Net Cash Used In Investing Activities

For the fiscal year 2020, we used approximately $22 million to acquire property, plant and equipment for the chemical factory.

For the fiscal year 2019, we used approximately $61 million to acquire property, plant and equipment for the bromine and crude salt factories.

Net Cash Used In Financing Activities

We have no major financing activities for the year ended December 31, 2020.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

We had available cash of approximately $94 million at December 31, 2020, all of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2020 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 19 - Capital Commitment and Other Service Contractual Obligations.”

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

Recent Accounting Pronouncements

See “Note 1 – Nature of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on the consolidated financial statements.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F6 – F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-29

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets

As discussed in Note 2(j) to the consolidated financial statements, long-lived assets held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Management did not carry out an impairment assessment on its long-lived assets as it determined that there were no such events or changes in circumstances indicating possible impairment.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets is a critical audit matter are the use of significant judgment and subjective factors in management’s assessment of any changes in events or circumstances that may affect the carrying amount of its long-lived assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

•	Reviewing the sales volume and average selling prices of bromine and crude salt against past results and current market conditions;

•	Evaluating assumptions used in management’s projection of future income to determine whether they reflect any indication of change in events or circumstances that may affect the carrying amount of its long-lived assets; and

•	Conducting inquiries of management on any adverse trend that may affect the carrying amount of long-lived assets.

Deferred Tax Asset Valuation Allowance

As discussed in Note 14 to the consolidated financial statements, the Company recognized a valuation allowance to the extent that more likely than not some portion or all of the deferred tax assets will not be realized.

The principal considerations for our determination that performing procedures relating to the realization of the deferred tax assets is a critical audit matter are the use of significant judgment by management when assessing the forecast of future taxable income and the assumption that there is no change in future tax regulations, all of these which may be affected by future market or economic conditions, regulatory and political changes. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s assessment and evaluation of the amount of valuation allowances required to offset the deferred tax assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

•	Evaluating the reasonableness of key assumptions and estimates used by management in the taxable income projection in the light of its past performances, existing operating capabilities, requirements and plans;

•	Evaluating the reasonableness of assumption used in the carryforward of losses and the timing of reversal taking into consideration the existing tax law; and

•	Testing the completeness, accuracy, and relevance of underlying data in the projection.

Loss Contingencies

As discussed in Notes 2(t) and 20 to the consolidated financial statements, the Company accrues for loss contingencies relating to legal matters when such liabilities become probable and reasonably able to be estimated. In August 2018, written decisions of administrative penalty (“Written Decisions”) were served by the Shouguang City Natural Resources and Planning Bureau (“Bureau”) on the Company challenging the land use of six of its bromine and crude salt factories. In May 2019, written decisions of administrative ruling (“Court Rulings”) were made by the Court in favor of the Bureau. The Court orders, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal lessor and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings. As described by management, the Company believes that the likelihood of the enforcement of the Written Decisions and Court Rulings is remote and therefore did not accrue for any estimated losses or impairment losses related to property, plant and equipment, finance lease right-of-use assets and operating lease right-of-use assets.

The principal consideration for our determination that performing procedures relating to the loss contingency arising from the Written Decisions and Court Rulings is a critical audit matter is the highly complex, judgmental and subjective process involved in management’s assessment of the likelihood of the enforcement of the Written Decisions and related Court Rulings. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s assessment and conclusion.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

•	Gaining an understanding of the matter by reviewing the documentation related to the Written Decisions and Court Rulings;

•	Gaining an understanding of the matter by reviewing documentation that management received from the Bureau and the local city government in respect of the commencement of production of the bromine and crude salt factories;

•	Gaining an understanding of the latest progress of the matter by visiting the Bureau’s office in Shouguang City to conduct an interview with the officer-in-charge;

•	Obtaining and evaluating the legal representation letters from external legal counsels for significant legal actions; and

•	Evaluating the sufficiency of the loss contingencies disclosures.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2011.

Blue Bell, Pennsylvania

April 8, 2021

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31, 2020	December 31, 2019
Current Assets
Cash	$94,222,538	$100,301,986
Accounts receivable	6,521,798	4,877,106
Inventories, net	419,609	690,087
Prepayments and deposits	6,146,461	1,332,970
Prepaid land leases	—	—
Other receivables	559	559
Total Current Assets	107,310,965	107,202,708
Non-Current Assets
Property, plant and equipment, net	148,947,689	137,994,949
Finance lease right-of use assets	186,272	179,526
Operating lease right-of –use assets	8,868,661	8,817,884
Prepaid land leases, net of current portion	10,134,004	9,115,276
Deferred tax assets	18,590,227	15,940,642
Total non-current assets	186,726,853	172,048,277
Total Assets	$294,037,818	$279,250,985
Commitment and Contingencies
Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$5,081,701	$1,106,048
Retention payable	-	3,805,483
Taxes payable-current	1,326,179	779,623
Finance lease liability, current portion	217,070	198,506
Operating lease liabilities, current portion	477,350	416,604
Total Current Liabilities	7,102,300	6,306,264
Non-Current Liabilities
Finance lease liability, net of current portion	1,888,903	1,905,772
Operating lease liabilities, net of current portion	8,022,342	7,931,849
Total Non-Current Liabilities	9,911,245	9,837,621
Total Liabilities	17,013,545	16,143,885

Commitment and Contingencies	—	—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,043,307and 9,563,257 shares issued; and 9,997,477 and 9,517,427 shares outstanding as of December 31, 2020 and December 31, 2019	24,139	23,904
Treasury stock; 45,830 and 45,830 shares as of December 31, 2020 and December 31, 2019 at cost	(510,329)	(510,329)
Additional paid-in capital	97,435,316	95,043,388
Retained earnings unappropriated	151,388,356	159,808,400
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive income (loss)	4,453,247	(15,491,807)
Total Stockholders’ Equity	277,024,273	263,107,100
Total Liabilities and Stockholders’ Equity	$294,037,818	$279,250,985

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2020	2019

NET REVENUE	$28,207,024	$10,596,521

OPERATING EXPENSE
Cost of net revenue	(19,415,034)	(5,430,269)
Sales, marketing and other operating expenses	(42,663)	(12,434)
Direct labor and factory overheads incurred during plant shutdown	(8,170,390)	(15,175,280)
General and administrative expenses	(10,239,943)	(13,272,921)
Other operating expense	(22,386)	—

	(37,890,416)	(33,890,904)

LOSS FROM OPERATIONS	(9,683,392)	(23,294,383)

OTHER INCOME (EXPENSE)
Interest expense	(136,430)	(145,445)
Interest income	291,307	446,770
LOSS BEFORE INCOME TAXES	(9,528,515)	(22,993,058)

INCOME TAX (EXPENSE) BENEFIT	1,108,471	(2,806,987)
NET LOSS	$(8,420,044)	$(25,800,045)

COMPREHENSIVE INCOME (LOSS):
NET LOSS	$(8,420,044)	$(25,800,045)
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	19,945,054	(5,013,759)
COMPREHENSIVE INCOME (LOSS)	$11,525,010	$(30,813,804)

BASIC AND DILUTED LOSS PER SHARE	$(0.87)	$(2.73)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	9,650,619	9,465,432

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2020 AND 2019
(Expressed in U.S. dollars)

	Common stock				Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount
BALANCE AT JANUARY 1, 2019	9,411,401	9,361,571	49,830	$23,525	$(554,870)	$95,020,808	$185,608,445	$24,233,544	$(10,478,048)	$293,853,404
Currency translation adjustment	—	—	—	—	—	—-	—	—	(5,013,759)	(5,013,759)
Shares issued from treasury stock for services	—	4,000	(4,000)	—	44,541	(22,941)	—	—	—	21,600
Cashless exercise of stock options	151,856	151,856	—	379	—	(379)	—	—	—	—
Issuance of stock options to employees						45,900				45,900
Net loss for year ended December 31, 2019	—	—	—	—	—	—	(25,800,045)	—	—	(25,800,045)
BALANCE AT DECEMBER 31, 2019	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$159,808,400	$24,233,544	$(15,491,807)	$263,107,100

BALANCE AT JANUARY 1, 2020	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$159,808,400	$24,233,544	$(15,491,807)	$263,107,100
Restricted shares issued for services	480,050	480,050	—	235	—	2,391,928	—	—	—	2,392,163
Currency translation adjustment	—	—	—	—	—	—-	—	—	19,945,054	19,945,054
Net loss for year ended December 31, 2020	—	—	—	—	—	—	(8,420,044)	—	—	(8,420,044)
BALANCE AT DECEMBER 31, 2020	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$151,388,356	$24,233,544	$4,453,247	$277,024,273

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,420,044)	$(25,800,045)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Interest on capital lease obligation	135,936	144,881
Depreciation and amortization	15,987,860	14,060,927
Unrealized translation difference	1,832,026	(421,657)
Deferred tax asset	(1,108,471)	2,746,770
Stock-based compensation expense	2,392,163	45,900
Shares issued from treasury stock for services	—	21,600
Changes in assets and liabilities
Accounts receivable	(1,161,704)	(5,070,180)
Other receivables	—	11,794
Inventories	292,101	(700,476)
Prepayment and deposits	(6,925)	14,166
Accounts and Other payable and accrued expenses	342,790	(102,963)
Taxes payable	(449,915)	(374,575)
Prepaid land leases	(372,259)	—
Operating lease	(157,931)	114,746
Net cash provided by (used in) operating activities	9,305,627	(15,309,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(21,719,369)	(60,611,949)
Net cash used in investing activities	(21,719,369)	(60,611,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(264,976)	(275,509)
Net cash used in financing activities	(264,976)	(275,509)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,599,270	(2,500,379)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,079,448)	(78,696,949)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	100,301,986	178,998,935
CASH AND CASH EQUIVALENTS - END OF YEAR	$94,222,538	$100,301,986

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$—	$—
Interest on finance lease obligation	$136,774	$149,286
Operating right-of-use assets obtained in exchange for lease obligations	$—	$8,241,818
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Property, plant and equipment included in Payable and accrued expenses	$3,537,644	$3,515,132
Par value of common stock issued upon cashless exercise of options	$—	$379

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic. The duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations and financial position is uncertain. While our operations are currently not materially affected, it is unknown whether or how they may be affected if such a pandemic persists for an extended period. While not yet quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the year of 2020 and will continue to assess the financial impact. The virus outbreak slightly delayed the commencement of the operations for Factory No.1, No.4, No.7, No.9, and it may also delay the approval for the remaining three factories No.2, No.8 and No.10.

(i) Bromine and Crude Salt Segments

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No. 4, No. 7 and No. 9 have passed inspection and could resume operations. In April 2019, Factory No. 1 and No. 7 resumed operations.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(ii) Chemical Segment

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction to the Bohai Marine Fine Chemical Industrial Park (“Bohai Park”). This is because the two plants are located in a residential area and their production activities could impact the living environment of the residents. This is as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, and ensure the quality of the living environment of residents. All chemical enterprises which did not comply with the requirements of the safety and environmental protection regulations were ordered to shut down.

In December 2017, the Company secured from the government the land use rights for its chemical plants located at the Bohai Park and in June 2018, the Company presented a completed construction design draft and other related documents to the local authorities for approval. In January 2020, the Company obtained the environmental protection assessment approval from the government of Shouguang City, Shandong Province for the proposed new Yuxin chemical factory. With this approval, the Company is permitted to construct the new chemical factory and began the construction in June 2020.

The Company believes this relocation process will cost approximately $64 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payments and deposits for the construction of the new factory building in the amount of $33,496,295 and $10,320,017, which were recorded in the prepaid land leases, prepayments and deposits and property, plant and equipment in the consolidated balance sheets as of December 31, 2020 and 2019.

(iii) Natural Gas Segment

In January 2017, the Company completed the first brine water and natural gas well field construction in Tianbao Town, Daying County, in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, whereby the Company is required to obtain project approval for the entire natural gas and brine water project, including approvals for land use, safety production inspection, and environmental protection assessment. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the new Chinese government policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments after the government has finalized the land and resource planning for Sichuan Province.

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
DECEMBER 31, 2020
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

(e)	Accounts receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at cost, net of allowance for doubtful accounts. The normal credit term extended to customers ranges between 90 and 240 days. The company reviews all receivables that exceed the term. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and the Company considers the historical level of credit losses. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments within credit term provided, an allowance may be required.

As of December 31, 2020 and December 31, 2019, There were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the consolidated statements of comprehensive income (loss) for years ended December 31, 2020 and 2019.

(f)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $94,222,538 and $100,301,986 with these institutions as of December 31, 2020 and 2019, respectively.  The Company has not experienced any losses in such accounts in the PRC.

Concentrations of credit risk with respect to accounts receivable exists as the Company sells a substantial portion of its products to a limited number of customers. However, such concentrations of credit risks are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and extends credit terms as and when appropriate.

Accounts receivable of $6,521,798 as of December 31, 2020 was fully collected in the period January through February in 2021.

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
DECEMBER 31, 2020
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
DECEMBER 31, 2020
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

For the year ended December 31, 2020 and 2019, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(k)	Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $295,252 and $1,035,687 for the years ended December 31, 2020 and 2019, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

(n)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 71,327 and 103,392 shares for the years ended December 31, 2020 and 2019, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

Because the Company reported a net loss for the years ended December 31, 2020 and 2019, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

(o)	Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated other comprehensive income (loss). The statement of comprehensive income (loss) is translated at average rate during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net loss for the reporting periods as part of general and administrative expense. The statement of cash flows is translated at average rate during the reporting period, with the exception of the consideration paid for the acquisition of business which is translated at historical rates.

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

The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC, which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their reported amounts at each period end. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The deferred income tax effects of a change in tax rates are recognized in the period of enactment. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The guidance also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. Interests and penalties associated with unrecognized tax benefits are included within the (benefit from) provision for income tax in the consolidated statement of comprehensive income (loss).

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
DECEMBER 31, 2020
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

(t)	Loss Contingencies

The Company accrues for loss contingencies relating to legal matters, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably able to be estimated. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to accruals are reflected in income (loss) in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of such liabilities may be materially different from previous estimates.

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

There were no recent accounting pronouncements adopted for the year ended December 31, 2020.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(Expressed in U.S. dollars)

NOTE 2 – INVENTORIES

Inventories consist of:

	December 31, 2020	December 31, 2019

Raw materials	$21,484	$20,928
Finished goods	398,125	669,159
	$419,609	$690,087

The was no allowance for slow-moving inventories as of December 31, 2020 and 2019.

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

In December 2017, the Company paid a one lump sum upfront amount of $9,746,108 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of December 31 2020 and 2019. As of December 31, 2020, the prepaid land lease increased to $10,134,004 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

In June 2020, the construction of the new chemical factory commenced and is expected to be completed around June 2021.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Expressed in U.S. dollars)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2020	December 31, 2019
At cost:
Mineral rights	$2,955,780	$2,764,462
Buildings	64,024,667	59,880,567
Plant and machinery	258,400,710	234,669,007
Motor vehicles	6,553	6,129
Furniture, fixtures and office equipment	3,318,564	3,235,736
Construction in process	12,095,565	1,204,742
Total	340,801,839	301,760,643
Less: Accumulated depreciation and amortization	(173,212,554)	(146,330,705)
Impairment	(18,641,596)	(17,434,989)
Net book value	$148,947,689	$137,994,949

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $19,302,600 and $19,894,947 as at December 31, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2020, depreciation and amortization expense totaled $15,982,485 of which $5,512,920, $815,605 and $9,653,960 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue respectively.

During the year ended December 31, 2019, depreciation and amortization expense totaled $13,991,583 of which $ 10,796,085, $848,345 and $2,347,153 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue respectively.

There were no impairment losses recorded in the years ended December 31, 2020 and 2019. The increase in the impairment of $1,206,607 from $17,434,989 at December 30, 2019 was due to currency translation adjustment.

NOTE 5 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	December 31, 2020	December 31, 2019
At cost:
Buildings	$126,120	$117,956
Plant and machinery	2,307,184	2,157,848
Total	2,433,304	2,275,804
Less: Accumulated depreciation and amortization	(2,247,032)	(2,096,278)
Net book value	$186,272	$179,526

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2020, depreciation and amortization expense totaled $5,375, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the year ended December 31, 2019, depreciation and amortization expense totaled $69,344, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

NOTE 6 – OPERATING LEASE RIGHT–OF-USE ASSETS

As of December 31, 2020, the total operating lease ROU assets was $8,868,661.

The total operating lease cost for the years ended December 31, 2020 and 2019 was $927,745 and $889,683.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers with an aggregate operating lease right-of-use assets amount of $8,357,900 as at December 31, 2020.

NOTE 7 –PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019
Accounts payable	$479,958	$-
Salary payable	320,549	310,097
Social security insurance contribution payable	49,167	105,750
Other payable-related party (see Note 8)	95,616	89,424
Deposit on subscription of a subsidiary’s share	153,260	144,798
Accrued expense for construction	3,537,644	97,913
Accrued expense-others	445,507	358,066
Total	$5,081,701	$1,106,048

The deposit on subscription of a subsidiary’s share of $153,260 as of December 31, 2020 relates to sale of non-controlling interests in DCHC.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the fiscal years 2020 and 2019, the Company borrowed $0 and $419,995 from Jiaxing Lighting Appliance Company Limited (Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

There was no balance owing to Jiaxing Lighting as of December 31, 2020 and 2019.

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $95,613 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the year ended December 31, 2020 was $90,510. The expense associated with this agreement for the year ended December 31, 2019 was $90,516. Amount owing to the Seller as of December 31, 2020 and 2019 was $95,616 and $89,424.

NOTE 9 – TAXES PAYABLE

	December 31,	December 31,
	2020	2019
Land use tax payable	$833,576	$779,623
Value added tax and other taxes payable	492,603	-
	$1,326,179	$779,623

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	December 31,	December 31,
	Interest rate	2020	2019
Total finance lease liability	6.7%	$2,105,973	$2,104,278
Less: Current portion		(217,070)	(198,506)
Finance lease liability, net of current portion		$1,888,903	$1,905,772

Interest expenses from capital lease obligations amounted to $135,936 and $144,880 for the years ended December 31, 2020 and 2019, respectively, which were charged to the consolidated statement of comprehensive income (loss).

The components of operating lease liabilities as follows:

	Discount	December 31,	December 31,
	rate	2020	2019
Total Operating lease liabilities	4.89%	$8,499,692	$8,348,453
Less: Current portion		(477,350)	(416,604)
Operating lease liabilities, net of current portion		$8,022,342	$7,931,849

The weighted average remaining operating lease term at December 31, 2020 was 21.3 years and the weighted average discounts rate was 4.89%, This discount rates used are based on the base rate quoted by the People’s Bank of China and vary with the remaining term of the lease. Lease payments for the years ended December 31, 2020 and 2019, respectively, were $765,288 and $784,540.

Maturities of lease liabilities were as follows:

	Finance lease	Operating Lease
Payable within:
the next 12 months	$287,669	$841,021
the next 13 to 24 months	287,669	681,399
the next 25 to 36 months	287,669	688,729
the next 37 to 48 months	287,669	686,373
the next 49 to 60 months	287,669	694,187
thereafter	1,438,345	11,539,854
Total	2,876,690	15,131,563
Less: Amount representing interest	(770,717)	(6,631,871)
Present value of net minimum lease payments	$2,105,973	$8,499,692

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

During the year ended December 31, 2020, the Company granted in the aggregate, 480,050 restricted shares of common stock to a consultant, the company's directors, officers and an employee. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan (See Note 13) and vested immediately. The fair value of the award on the date of grant was $2,350,250 which was expensed in full during the year ended December 31, 2020.

Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of December 31, 2020 for SCHC, SYCI and DCHC is 16%, 14% and 0% of its registered capital respectively.

Retained earnings - Unappropriated

SCHC transferred approximately $84 million ( equivalent to RMB590 million) from its undistributed profit to its paid in capital during the year ended December 31, 2019.

NOTE 12 – TREASURY STOCK

In January 2019, the Company issued 4,000 shares of common stock from the treasury shares to one of its consultants. The shares were valued at $21,600 based on the closing market price on the date of the agreement and recorded as general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019. The shares issued were deducted from the treasury shares at weighted average cost and the excess of the cost over the closing market price was charged to additional paid-in-capital.

On September 13, 2019, the Company received a deficiency notice from The Nasdaq Stock Market informing the Company that it failed to comply with Nasdaq’s shareholder approval requirements relating to shares issued to this consultant. A total of 8,000 restricted shares issued to this consultant from treasury were canceled. On January 14, 2020, the Company reissued the shares from the 2019 Omnibus Equity Incentive Plan adopted by the board of directors of the Company and approved by the stockholders at the annual stockholders meeting held on December 18, 2019.

On January 23, 2020, the Company received a letter from the Nasdaq Stock Market Listing Qualifications Staff (the “Staff”) notifying that the Company has regained compliance with the shareholder approval requirements set forth in Nasdaq Listing Rule 5635(c) in connection with shares issued to the consultant based on the Staff’s review of the Company’s submitted materials.

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“ 2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of December 31, 2020, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan is 515,648 shares.

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

For the year ended December 31, 2020 and 2019, total compensation costs for options issued recorded in the consolidated statement of comprehensive income (loss) were $0 and $45,900. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2020 and 2019.

NOTE 13 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2020 and December 31, 2020.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2020	135,100	$7.21	$3.57 - $9.9
Exercised	—	—	—
Expired	(13,500)	$8.20	$7.20-$9.90
Balance, December 31, 2020	121,600	$7.09	$3.57 - $7.27

Stock and Warrants Options Exercisable and Outstanding
			Weighted Average Remaining
	Outstanding at December 31, 2020	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	121,600	$3.57 - $7.27	0.65

All options exercisable and outstanding at December 31, 2020 are fully vested. As of December 31, 2020, there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2020 and 2019 was $3,330 and $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlining options and the stock price of $4.12 and $2.55 for the Company's common stock on December 31, 2020 and 2019.

The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $0 and $922,429.

During the year ended December 31, 2020 and 2019, 0 and 151,856 shares of common stock were issued upon cashless exercise of 0 and 379,400 options.

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2020 and 2019, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended December 31, 2020 and 2019.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the years ended December 31, 2020 and 2019.  The applicable statutory tax rates for the years ended December 31, 2020 and 2019 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of December 31, 2020 and 2019, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $126,643,733 and $124,616,722, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2020 and December 31, 2019, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of December 31, 2020 and December 31, 2019, the unrecognized WHT are $5,288,346 and $5,254,560, respectively.

NOTE 14 – INCOME TAXES – Continued

The Company’s income tax returns are subject to the various tax authorities’ examination. The federal, state and local authorities of the United States may examine the Company’s income tax returns filed in the United States for three years from the date of filing. The Company’s US income tax returns since 2017 are currently subject to examination.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Years Ended December 31,
	2020	2019
Current taxes – PRC	$—	$—
Deferred taxes – PRC entities	1,108,471	5,546,825
Deferred taxes –US entity	607,643	319,005
Change in valuation allowance	(607,643)	(8,672,817)
	$1,108,471	$(2,806,987)

The effective income tax benefit (expense) rate differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Years Ended December 31,
Reconciliations	2020	2019
Statutory income tax rate	25%	25%
Non-taxable (non-deductible) items	(5%)	1%
Change in valuation allowance	(8%)	(38%)
Effective income tax benefit (expense) rate	12%	(12%)

As of December 31, 2020 and 2019, the Company had a US Federal net operating loss carry forwards of approximately $4,900,000 and $2,100,000 which are allowed for an indefinite carry forward period but limited to 80% of each subsequent year's net income. The timing and manner in which the Company can utilize operating loss carry forwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carry forwards and future tax deductions. In addition, since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, a 100% deferred tax asset valuation allowance was recorded for these net operating losses.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and December 31, 2019 are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$—
Impairment on property, plant and equipment	2,907,548	2,974,542
Impairment on prepaid land lease	883,884	826,673
Exploration costs	1,908,087	1,784,583
Compensation costs of unexercised stock options	74,883	171,672
PRC tax losses	21,643,028	18,737,005
US federal net operating loss	1,045,503	432,000
Total deferred tax assets	28,462,933	24,926,475
Valuation allowance	(9,872,706)	(8,985,833)
Net deferred tax asset	$18,590,227	$15,940,642

The increase in valuation allowance for the year ended December 31, 2020 is $886,873.

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

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2020 and 2019.

There were no amounts accrued for penalties and interest for the years ended December 31, 2020 and 2019.

There were no change in unrecognized tax benefits during the years ended December 31, 2020 and 2019.

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

Year Ended December 31, 2020	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$25,184,808	$3,022,216	$—	$—	$28,207,024	$—	$28,207,024
Net revenue (intersegment)			—	—	—	—	—
Loss from operations before income tax expense	1,616,542	(3,589,494)	(2,745,297)	(204,514)	(4,922,763)	(4,760,629)	(9,683,392)
Income tax (expense) benefit	(404,135)	890,331	622,275	—	1,108,471	—	1,108,471
Loss from operations after income tax (expense) benefit	1,212,407	(2,699,163)	(2,123,022)	(204,514)	(3,814,292)	(4,760,629)	(8,574,921)
Total assets	140,043,211	31,602,967	120,746,404	1,636,467	294,029,049	8,769	294,037,818
Depreciation and amortization	10,714,004	4,672,181	459,558	142,117	15,987,860	—	15,987,860
Capital expenditures	3,157,669	646,752	17,914,948	—	21,719,369	—	21,719,369

Year Ended December 31, 2019	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$10,022,027	$522,758	$—	$51,736	$10,596,521	$—	$10,596,521
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	(15,609,979)	(4,446,900)	(2,823,298)	(188,949)	(23,069,126)	(225,257)	(23,294,383)
Income tax (expense) benefit	(3,181,343)	(247,250)	621,606	—	(2,806,987)	—	(2,806,987)
Loss from operations after income tax (expense) benefit	(18,791,322)	(4,694,150)	(2,201,692)	(188,949)	(25,876,113)	(225,257)	(26,101,370)
Total assets	142,568,684	23,352,060	111,506,728	1,732,380	279,159,852	91,133	279,250,985
Depreciation and amortization	9,625,334	3,833,288	459,613	142,692	14,060,927	—	14,060,927
Capital expenditures	57,607,104	3,004,845	—	—	60,611,949	—	60,611,949

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

	Years Ended December 31,
Reconciliations	2020	2019
Total segment operating loss	$(4,922,763)	$(23,069,126)
Corporate costs	(2,928,603)	(646,914)
Unrealized gain (loss) on translation of intercompany balance	(1,832,026)	421,657
Loss from operations	(9,683,392)	(23,294,383)
Other income, net of expense	154,877	301,325
Loss before taxes	$(9,528,515)	$(22,993,058)

The following table shows the major customers (10% or more) for the year ended December 31, 2020

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$4,901	$1,062	$—	$5,963	21.2%
2	Shandong Brother Technology Limited	$3,188	$1,083	$—	$4,271	15.2%
3	Shouguang Weidong Chemical Company Limited	$3,683	$876	$—	$4,559	16.2%
4	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$3,320	$—	$—	$3,320	11.8%
5	Dongying Bomeite Chemical Company Limited	$2,970	$—	$—	$2,970	10.5%

.

The following table shows the major customers (10% or more) for the year ended December 31, 2019.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,203	$175	$—	$2,378	22.6%
2	Shouguang Weidong Chemical Company Limited	$1,629	$154	$—	$1,783	16.9%
3	Shandong Brother Technology Limited, Kuerle Xingdong Trading Limited	$1,539	$192	$—	$1,731	16.4%
4	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$1,297	$—	$—	$1,297	12.3%
5	Dongying Bomeite Chemical Company Limited	$1,098	$—	$—	$1,098	10.4%

NOTE 16– CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2020, the Company sold 74.9% of its products to its top five customers, respectively. As of December 31, 2020, amounts due from these customers were $5,417,101.

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2019, the Company sold 78.6% of its products to its top five customers, respectively. As of December 31, 2019, amounts due from these customers were $4,877,106.

NOTE 17– MAJOR SUPPLIERS

During the year ended December 31, 2020, the Company purchased 100% of its raw materials from its top five suppliers.  As of December 31, 2020, amounts due to those suppliers were $479,958.

During the year ended December 31, 2019, the Company purchased 100% of its raw materials from its top five suppliers.  As of December 31, 2019, amounts due to those suppliers were $0.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2020 and 2019.

NOTE 19 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of December 31, 2020:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$95,613	$12,037,298
the next 13 to 24 months	95,613	1,195,950
the next 25 to 36 months	—	—
the next 37 to 48 months	—	—
Total	$191,226	$13,233,248

NOTE 20 –LOSS CONTINGENCIES

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited (“SCHC”) by Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent respectively thereof. The Decisions challenged the land use of Factory nos. 2, 9, 7, 4, 8 and 10, respectively, and alleged, among other things, that SCHC had illegally occupied and used the land in the total area of approximately 52,674 square meter, on which Factory nos. 2, 9, 7, 4, 8 and 10 were built, respectively. The Written Decisions ordered SCHC, among other things, to return the land subject to the Written Decisions to its respective legal owner, restore the land to its original state, and demolish or confiscate all the buildings and facilities thereon and pay monetary penalty of approximately RMB 1.3 million ($184,000) in the aggregate. Each of the Written Decisions shall be executed within 15 days upon serving on SCHC. Additional interest penalty shall be imposed at a daily rate of 3% in the event that SCHC does not make the monetary penalty payment in a timely manner. Subsequently, the Bureau filed enforcement actions to the People’s Court of Shouguang City, Shandong Province (the “Court”), naming SCHC as enforcement respondent and alleged, among other things, that SCHC failed to perform its obligations under each of the Written Decisions within the specified timeframe. The enforcement proceedings sought court orders to enforce the Written Decisions. On May 5, 2019, written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 384, (2019) Lu 0783 Xing Shen No. 385, (2019) Lu 0783 Xing Shen No. 389, (2019) Lu 0783 Xing Shen No. 390, (2019) Lu 0783 Xing Shen No. 393, and (2019) Lu 0783 Xing Shen No. 394, respectively (together, the “Court Rulings”) were made by the Court in favor of the Bureau. The Court orders, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal owners and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings on SCHC. The Court Rulings became enforceable immediately upon service on SCHC on May 5, 2019.

In the last twenty years, to the Company’s knowledge, there were no government regulations requiring bromine manufacturers to obtain land use and planning approval document. As such, the Company believes most of the bromine manufacturers in Shouguang City do not have land use and planning approval documents and lease their land parcels from the village associations. They are facing the same issues in connection with land use and planning as the Company. To the Company’s knowledge, the local government has submitted its plan to solve the issues to higher authority and are waiting for approval from the higher authority.

The Company is in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in discussions regularly with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. Pursuant to a Written Application dated October 28, 2019 addressed to the Court by the Bureau, the Bureau withdrew its application for the enforcement proceedings regarding the administrative penalty imposed on Factory No. 7, Factory No. 8 and Factory No.10. Pursuant to a written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 389 Zhi Yi, dated November 25, 2020, the Court orders to terminate the enforcement of the case captioned (2019) Lu 0783 Xing Shen No. 389. Production of Factory No. 7 was allowed to resume in April 2019. The Company received a notification from the Shouguang City Government in February 2019 informing the Company that Factory No. 1, No.4, No. 7 and No. 9 have passed inspection and were approved to resume operation.

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of December 31, 2020.

NOTE 21 - SUBSEQUENT EVENT

On November 30, 2020, Gulf Resources announced that the government of Shouguang City, ordered that all bromine facilities be temporarily closed from December 25, 2020 until February 19, 2021. The Company believed the seasonal closure ordered by the government was part of governmental action plan to curb air pollution in the winter and improve the comprehensive development efficiency of brine resources. On February 19, 2021, as planned, the Company reopened its four operating bromine and crude salt factories.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Expressed in U.S. dollars)

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2020	2019

Current Assets
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	214,505,860	200,057,813
Amounts due from group companies	62,987,953	63,546,235
Total non-current assets	277,493,813	263,604,048
Total Assets	$277,493,813	$263,604,048

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$326,839	$354,247
Amounts due to group companies	142,701	142,701
Total Current Liability	469,540	496,948

Total Liabilities	$469,540	$496,948

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,043,307and 9,563,257 shares issued; and 9,997,477 and 9,517,427 shares outstanding as of December 31, 2020 and December 31, 2019	24,139	23,904
Treasury stock; 45,830 and 45,830 shares as of December 31, 2020 and December 31, 2019 at cost	(510,329)	(510,329)
Additional paid-in capital	97,435,316	95,043,388
Retained earnings unappropriated	151,388,356	159,808,400
Retained earnings appropriated	24,233,544	24,233,544
Cumulative translation adjustment	4,453,247	(15,491,807)
Total Stockholders’ Equity	277,024,273	263,107,100
Total Liabilities and Stockholders’ Equity	$277,493,813	$263,604,048

Condensed Statements of Comprehensive Loss

	Years Ended December 31,
	2020	2019

OPERATING EXPENSES
General and administrative expenses	$(2,922,671)	$(642,151)
TOTAL OPERATING EXPENSES	(2,922,671)	(642,151)
OTHER EXPENSES
Interest expense	(369)	(385)
TOTAL OTHER EXPENSES	(369)	(385)
TOTAL EXPENSES	(2,923,040)	(642,536)
Equity in net Loss of subsidiaries	(5,497,004)	(25,157,509)
LOSS BEFORE INCOME TAXES	(8,420,044)	(25,800,045)
INCOME TAXES	—	—
NET LOSS	$(8,420,044)	$(25,800,045)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,420,044)	$(25,800,045)
Adjustments to reconcile net Loss to net cash used in operating activities:
Equity Loss in unconsolidated subsidiaries	5,497,004	25,157,509
Stock-based compensation expense-options	2,350,250	45,900
Shares issued from treasury stock for services	—	21,600
Changes in assets and liabilities:
Other payables and accrued expenses	14,508	103,754
Net cash used in operating activities	(558,282)	(471,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	558,282	471,282
Net cash provided by financing activities	558,282	471,282
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—

(i)	Basis of presentation

In the condensed parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net loss of its subsidiaries is included in condensed statements of comprehensive loss using the equity method. These condensed parent-company-only financial statements should be read in connection with the consolidated financial statements and notes thereto.

As of December 31, 2020, the Company itself has no purchase commitment, capital commitment and operating lease commitment.

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

Item 9. Changes in and Disagreements with Accountants on  Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective.

The Company’s management took all necessary steps to make its disclosure controls to be more efficient by, including, not limited to, (i) more closely monitoring the application of the Company’s comprehensive disclosure policy implementing procedures to strengthen disclosure controls, (ii) enhancing the identification, analysis and control of risks relevant to accurate and timely disclosure, and (iii) ensuring more timely transmission of information and communication within the organization during 2020. Specifically, (i) the Company held weekly meetings with its business units heads and investor relations officers to identify and discuss information that may require public disclosure; (ii) the Company’s management required all business units to report information that may require public disclosure to the Company’s investor relations officers immediately; (iii) the Company’s management consulted with the Company’s outside securities counsel to the extent they deemed necessary; (iv) the Company’s management designated the Company’s investor relations officers as disclosure coordinator to perform functions of collecting information, preparing disclosure, distributing disclosure for review and comment to business units and obtaining comment from each reviewing person and their confirmation that the portions of such disclosure relevant to such person’s areas of responsibility were fairly and accurately presented and did not omit any material information required to be disclosed.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation our CEO and CFO have concluded that, as of December 31, 2020, our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Ming Yang	53	Chairman of the Board of Director	December 2006
Xiaobin Liu	52	Chief Executive Officer and Director	March 2009
Naihui Miao	52	Secretary, Chief Operating Officer and Director	January 2006
Yang Zou (1)(3)	49	Independent Director	March 2011
Shengwei Ma (1)(2)	53	Independent Director	December 2019
Shitong Jiang (1)(2)(3)	52	Independent Director	April 2008
Tengfei Zhang (2)(3)	53	Independent Director	June 2011

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by the Company’s executive officers and directors received by it, the Company believes that during 2020, all such reports were filed timely.

Item 11. Executive Compensation

Set forth below is information regarding the compensation paid during the year ended December 31, 2020 and 2019 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

FISCAL YEAR 2020 COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)	Option Awards$(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaobin Liu	2019	104,467	—	—	—	—	—	—	104,467
CEO	2020	51,205	—	500,000(1)	—	—	—	—	551,205

Min Li	2019	104,467	—	—	—	—	—	—	104,467
CFO	2020	104,454	—	500,000(1)	—	—	—	—	604,454

Naihui Miao	2019	104,467	—	—	—	—	—	—	104,467
COO	2020	104,454	—	500,000(1)	—	—	—	—	604,454

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

Grants of Plan-Based Awards

The Company granted 100,000 shares of our Common Stock to each of our named executive officers, under Company’s 2019 Omnibus Equity Incentive Plan, during fiscal year 2020.

FISCAL YEAR 2020 GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stocks or Units	Underlying Options	Option Award($)	and Options ($)
Xiaobin Liu, CEO	September 21, 2020							100,000			500,000
Min Li, CFO	September 21, 2020							100,000			500,000
Naihui Miao, COO	September 21, 2020							100,000			500,000

Narrative Discussion

The following employment agreements were entered into by the Company and the named executive officers:

Xiaobin Liu

The employment agreement for Xiaobin Liu to serve as Chief Executive Officer of the Company was renewed on June 1, 2019 with a term of three years. Xiaobin Liu is also a member of the Board of Directors. Pursuant to the agreement, Mr. Liu is entitled to receive annual compensation equal to approximately $104,454, subject to changes in the foreign exchange rate and market conditions. With effect from July 1, 2020. Xiaobin Liu and the Company mutually agreed that his service will be compensated in the Company's shares or options instead of cash and the amount of shares or options that he is entitled to receive would be determined from time to time depending on the performance of the Company.

Min Li

The employment agreement for Min Li to serve as Chief Financial Officer of the Company was renewed on January 1, 2021 with a term of one year. Pursuant to the agreement, Mr. Li is entitled to receive annual compensation equal to approximately $104,454, subject to changes in the foreign exchange rate and market conditions.

Naihui Miao

The employment agreement for Naihui Miao to serve as Chief Operating Officer of the Company was renewed on June 1, 2019 with a term of three years. Mr. Miao is also a member of the Board of Directors. Pursuant to the agreement, Mr. Miao is entitled to receive annual compensation equal to approximately $104,454 subject to changes in the foreign exchange rate and market conditions.

In addition, each of our named executive officers is entitled to participate in any and all benefit plans from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.

Assuming the employment of the Company’s named executive officers was to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2020, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Payment
Xiaboin Liu	$0
Min Li	$0
Naihui Miao	$0

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR END
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

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding the exercise of stock options, stock appreciation rights, and similar instruments and the vesting of restricted stock, restricted stock units and similar instruments, for fiscal year 2020.

FISCAL YEAR 2020 OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Xiaobin Liu, CEO	—	—	100,000	500,000
Min Li, CFO	—	—	100,000	500,000
Naihui Miao, COO	—	—	100,000	500,000

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive directors, Xiaobin Liu and Naihui Miao, who do not receive compensation in their capacity as executive directors, for fiscal year 2020.

FISCAL YEAR 2020 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(l)	Option Awards $	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ming Yang	$104,454	—	—	—	—	—	$104,454
Shitong Jiang	—	5,000	—	—	—	—	5,000
Yang Zou	—	5,000	—	—	—	—	5,000
Tengfei Zhang	—	5,000	—	—	—	—	5,000
Shengwei Ma	—	5,000	—	—	—	—	5,000

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with FASB ASC 718 – “Compensation – Stock Compensation.”

Pursuant to the terms of their director agreements, each of our independent directors, receive 1,000 shares of our restricted common stock on an annual basis. The grant of restricted common stock is contingent upon the director’s continued service with the Company. We do not pay any cash compensation to the independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of the date of this annual report, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of the date of this annual report, there were 9,997,477 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class
Ming Yang (Chairman)	2,810,622	(2)	28.1%
Xiaobin Liu (CEO)	138,115	(3)	1.4%
Min Li (CFO)	138,115	(3)	1.4%
Naihui Miao (COO)	138,115	(3)	1.4%
Shengwen Ma (Director)	1,000	(4)	*
Yang Zou (Director)	3,500	(5)	*
Shi Tong Jiang (Director)	3,500	(6)	*
Tengfei Zhang (Director)	3,500	(7)	*
All Directors and Executive Officers as a Group (eight persons)	3,236,466		32.4%
Wenxiang Yu	1,015,945	(8)	10.2%
Shandong Haoyuan Industry Group Ltd.	824,947	(8)	8.3%

_____________

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

(3) Consists of 20,000 shares issuable upon exercise of options.

(4) Consists of 1,000 shares held by Mr. Ma.

(5) Consists of 2,500 shares issuable upon exercise of options and 1,000 shares held by Mr. Zou.

(6) Consists of 2,500 shares issuable upon exercise of options and 1,000 shares held by Mr. Jiang.

(7) Consists of 2,500 shares issuable upon exercise of options and 1,000 shares held by Mr. Zhang.

(8) The address of the shareholder is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City , Shandong Province, 262700, the People’s Republic of China.

Item 13. Certain Relationships and Related Transactions, Director Independence

Certain Relationships and Related Transactions

During the fiscal year 2020 and 2019, the Company borrowed $0 and $419,995 and Nil, and fully repaid later during the same period, from Jiaxing Lighting Appliance Company Limited (“Jiaxing Lighting”), in which Mr. Ming Yang, a shareholder and the Chairman of the Company, has a 100% equity interest. The amounts due to Jiaxing Lighting were unsecured, interest free and repayable on demand.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or related party transactions are approved or ratified by the Audit Committee.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed to the Company by its principal accountant for the last two fiscal years were as follows:

Fees	2020	2019
Audit Fees	$245,500	$233,000
Audit Related Fees	$-	$-
Tax Fees	$9,000	$9,000
All Other Fees	$-	$-
Total	$254,500	$242,000

Audit Fees

This category consists of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. There were no such fees incurred by the Company in the years ended December 31, 2020 and 2019.

Tax Fees

The tax fee of $9,000 relate to tax compliance services rendered in each of the years ended December 31,2020 and 2019.

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b) Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.4	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020.

4.1	Description of Securities, incorporated herein by reference to Exhibit 4.1 to the Registration’s Annual Report on Form 10-K filed on April 14, 2020.

10.20	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on March 16, 2018.

23.1	Consent of Morison Cogen LLP, an independent registered public accounting firm.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 8, 2021	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: Chief Executive Officer

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		April 8, 2021
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		April 8, 2021
Min Li	Chief Financial Officer

/s/ Ming Yang		April 8, 2021
Ming Yang	Director

/s/ Naihui Miao		April 8, 2021
Naihui Miao	Director

/s/ Tengfei Zhang		April 8, 2021
Tengfei Zhang	Director

/s/ Yang Zou		April 8, 2021
Yang Zou	Director

/s/ Sheng Wei Ma		April 8, 2021
Sheng Wei Ma	Director

/s/ Shi Tong Jiang		April 8, 2021
Shi Tong Jiang	Director