Form 10-Q
period 2021-03-31
GULF RESOURCES, INC.
filed 2021-05-17
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐     No ☒

As of May 17, 2021, the registrant had outstanding 10,469,477 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2021 Unaudited	December 31, 2020 Audited
Current Assets
Cash	$96,699,324	$94,222,538
Accounts receivable	4,859,705	6,521,798
Inventories, net	576,607	419,609
Prepayments and deposits	2,449,526	6,146,461
Other receivable	559	559
Total Current Assets	104,585,721	107,310,965
Non-Current Assets
Property, plant and equipment, net	149,966,631	148,947,689
Finance lease right-of use assets	183,550	186,272
Operating lease right-of –use assets	8,662,972	8,868,661
Prepaid land leases, net of current portion	10,063,469	10,134,004
Deferred tax assets	19,131,925	18,590,227
Total non-current assets	188,008,547	186,726,853
Total Assets	$292,594,268	$294,037,818

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and other payable and accrued expenses	$8,549,889	$5,081,701
Taxes payable-current	1,405,772	1,326,179
Finance lease liability, current portion	250,591	217,070
Operating lease liabilities, current portion	317,544	477,350
Total Current Liabilities	10,523,796	7,102,300
Non-Current Liabilities
Finance lease liability, net of current portion	1,875,592	1,888,903
Operating lease liabilities, net of current portion	7,857,421	8,022,342
Total Non-Current Liabilities	9,733,013	9,911,245
Total Liabilities	$20,256,809	$17,013,545

Commitment and Loss Contingencies
	$—	$—
Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,043,307 shares issued; and 9,997,477 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	24,139	24,139
Treasury stock; 45,830 shares as of March 31, 2021 and December 31, 2020 at cost	(510,329)	(510,329)
Additional paid-in capital	97,435,316	97,435,316
Retained earnings unappropriated	148,886,232	151,388,356
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive income	2,268,557	4,453,247
Total Stockholders’ Equity	272,337,459	277,024,273
Total Liabilities and Stockholders’ Equity	$292,594,268	$294,037,818

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2021	2020

NET REVENUE
Net revenue	$5,259,243	$557,670

OPERATING EXPENSE
Cost of net revenue	(4,181,389)	(921,320)
Sales, marketing and other operating expenses	(9,545)	(2,243)
Direct labor and factory overheads incurred during plant shutdown	(2,613,483)	(3,610,423)
General and administrative expenses	(1,736,250)	(843,337)
Other operating expense	—	(15,776)
	(8,540,667)	(5,393,099)

LOSS FROM OPERATIONS	(3,281,424)	(4,835,429)

OTHER INCOME (EXPENSE)
Interest expense	(36,862)	(35,428)
Interest income	72,453	74,656
LOSS BEFORE TAXES	(3,245,833)	(4,796,201)

INCOME TAX BENEFIT	743,709	1,256,443

NET LOSS	$(2,502,124)	$(3,539,758)

COMPREHENSIVE LOSS:
NET LOSS	$(2,502,124)	$(3,539,758)
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	(2,184,690)	(4,515,359)

COMPREHENSIVE LOSS	$(4,686,814)	$(8,055,117)

LOSS PER SHARE:
BASIC AND DILUTED	$(0.25)	$(0.37)

WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC AND DILUTED	9,997,477	9,517,427

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2021 AND 2020
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2020 (Audited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$151,388,356	$24,233,544	$4,453,247	$277,024,273
Translation adjustment	—	—	—	—	—	—	—	—	(2,184,690)	(2,184,690)
Net loss for three-month period ended March 31, 2021	—	—	—	—	—	—	(2,502,124)	—	—	(2,502,124)
BALANCE AT MARCH 31, 2021 (Unaudited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$148,886,232	$24,233,544	$2,268,557	$272,337,459

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2019 (Audited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$159,808,400	$24,233,544	$(15,491,807)	$263,107,100
Translation adjustment	—	—	—	—	—	—	—	—	(4,515,359)	(4,515,359)
Net loss for three-month period ended March 31, 2020	—	—	—	—	—	—	(3,539,758)	—	—	(3,539,758)
BALANCE AT MARCH 31, 2020 (Unaudited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$156,268,642	$24,233,544	$(20,007,166)	$255,051,983

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,502,124)	$(3,539,758)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest on capital lease obligation	35,538	35,272
Depreciation and amortization	4,104,357	3,454,891
Unrealized exchange (gain) loss on translation of inter-company balances	104,812	(400,449)
Deferred tax asset	(743,709)	(1,256,443)
Common stock issued for services	—	—
Changes in assets and liabilities
Accounts receivable	1,637,800	4,245,576
Inventories	(162,099)	523
Prepayments and deposits	(71,888)	54,350
Other receivables	—	—
Accounts and Other payable and accrued expenses	830,751	(41,562)
Retention payable	—	—
Taxes payable	72,758	(18,999)
Prepaid land leases	—	(369,066)
Operating leases	35,199	38,022
Net cash provided by operating activities	3,341,395	2,202,357

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(7,416,211)
Net cash used in investing activities	—	(7, 416,211)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(864,609)	(1,455,442)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,476,786	(6,669,296)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	94,222,538	100,301,986
CASH AND CASH EQUIVALENTS - END OF PERIOD	$96,699,324	$93,632,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in Property, plant and equipment transferred from Prepayment and deposits and included in Accounts and other payable and accrued expenses	$6,199,214	$—

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

In the opinion of management, the unaudited financial information for the quarter ended March 31, 2021 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(b)           Nature of the Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC") in the People’s Republic of China (“PRC”), which is also planning to engage in seawater desalination technology research and service and to handle the import and export of goods and technologies within the scope permitted by the State. The Company also manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in the PRC. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (b)(iii) below).

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic. The duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations and financial position is uncertain. While our operations are currently not materially affected, it is unknown whether or how they may be affected if such a pandemic persists for an extended period. While not yet quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the first quarter of 2021 and will continue to assess the financial impact. The virus outbreak slightly delayed the commencement of the operations for Factory No.1, No.4, No.7, No.9, and it may also delay the approval for the remaining three factories include No.2, No.8 and No.10. It is, however, still unclear how the pandemic will evolve going forward, and we cannot assure you whether the COVID-19 pandemic will bring about significant negative impact on our business operations, financial condition and operating results, including but not limited to negative impact to our total revenues.

(i) Bromine and Crude Salt Segments

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No. 4, No. 7 and No. 9 passed inspection and could resume operations. In April 2019, Factory No.1, and Factory No.7 resumed operation.

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No.1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by the local governmental authority which allowed the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid-March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020.

Pursuant to the notification issued on November 24, 2020 from the government of Shouguang City, all bromine facilities in Shouguang City had to be temporarily closed from December 25, 2020 until February 19, 2021 8:00 AM China Time. To comply with such notification, the Company temporarily stopped production at its bromine facilities in factory No. 1, No. 4, No. 7 and No. 9 during the aforesaid period and commenced production as scheduled on February 19, 2021.

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

In December 2017, the Company secured from the government the land use rights for its chemical plants located at the Bohai Park and in June 2018, the Company presented a completed construction design draft and other related docu15ments to the local authorities for approval. In January 2020, the Company obtained the environmental protection assessment approval performed by the government of Shouguang City, Shandong Province for the proposed new Yuxin chemical factory. With this approval, the Company is permitted to construct the new chemical factory and began the construction in the second quarter of 2020.

The Company estimates this relocation process will cost approximately $64 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, purchase of plant and equipment and construction costs and installation costs incurred for the new chemical factory in the amount of $35,635,297 and $33,496,295, which were recorded in the Property, plant and equipment in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

(iii) Natural Gas Segment

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments until after the governmental planning has been finalized the land and resource planning for Sichuan Province.

(c)           Allowance for Doubtful Accounts

As of March 31, 2021 and December 31, 2020, there were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month periods ended March 31, 2021 and 2020.

The Company collected from its accounts receivable an amount of $3,396,688 in April 2021 through May 5, 2021.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $96,699,324 and $94,222,538 with these institutions as of March 31, 2021 and December 31, 2020, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $246,622 and $140,108 for the three-month periods ended March 31, 2021 and 2020, respectively.

(g)           Revenue Recognition

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Revenue from contracts with customers is disaggregated in Note 14.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

For the three-month period ended March 31, 2021 and 2020, the Company determined that there were no events or circumstances indicating possible additional impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 62,704 and 113,370 shares for the three-month periods ended March 31, 2021 and 2020, respectively.

Because the Company reported a net loss for the three-month periods ended March 31, 2021 and 2020, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

(l)           Inventories

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

MARCH 31, 2021

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

(o)        Loss Contingencies

The Company accrues for loss contingencies relating to legal matters, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and could be reasonably estimabled. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to accruals are reflected in earnings (loss) in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of such liabilities may be materially different from previous estimates.

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

(q)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the three months ended March 31, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 2 – INVENTORIES

Inventories consist of:

	March 31, 2021	December 31, 2020

Raw materials	$39,855	$21,484
Finished goods	536,752	398,125
	$576,607	$419,609

There was no allowance for slow-moving inventories as of March 31, 2021 and 2020.

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

In December 2017, the Company paid a one lump sum upfront amount of $9,677,429 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of March 31 2021 and December 31, 2020. As of March 31, 2021, the prepaid land lease increased to $10,063,469 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

In June 2020, the construction of the new chemical factory commenced and is expected to complete around June 2021.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2021	December 31, 2020
At cost:
Mineral rights	$2,934,951	$2,955,780
Buildings	63,573,495	64,024,667
Plant and machinery	256,579,799	258,400,710
Motor vehicles	6,507	6,553
Furniture, fixtures and office equipment	3,295,179	3,318,564
Construction in process	18,127,541	12,095,565
Total	344,517,472	340,801,839
Less: Accumulated depreciation and amortization	(176,040,608)	(173,212,554)
Impairment	(18,510,233)	(18,641,596)
Net book value	$149,966,631	$148,947,689

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $18,720,653 and $19,302,600 as at March 31, 2021 and December 31, 2020, respectively.

During the three-month period ended March 31, 2021, depreciation and amortization expense totaled $4,102, 929, of which $1,816,782, $163,233 and $2,122,914 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue, respectively.

During the three-month period ended March 31, 2020, depreciation and amortization expense totaled $3,453,563, of which $2,578,771, $201,406 and $673,386 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue, respectively.

NOTE 5 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance lease, net consist of the following:

	March 31, 2021	December 31, 2020
At cost:
Buildings	$125,231	$126,120
Plant and machinery	2,290,926	2,307,184
Total	2,416,157	2,433,304
Less: Accumulated depreciation and amortization	(2,232,607)	(2,247,032)
Net book value	$183,550	$186,272

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2021, depreciation and amortization expense totaled $1,428, which was recorded in direct labor and factory overheads incurred during plant shutdown. During the three-month period ended March 31, 2020, depreciation and amortization expense totaled $1,327, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT-OF USE ASSETS

As of March 31, 2021, the total operating lease ROU assets was $8,662,972.

The total operating lease cost for the three-month period ended March 31, 2021 and 2020 was $240,150 and $219,687, respectively.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $8,155,820 as at March 31, 2021.

NOTE 7 – ACCOUNTS AND OTHER PAYABLE AND ACCRUED EXPENSES

Accounts and other payable and accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Accounts payable	$1,040,950	$479,958
Salary payable	318,291	320,549
Social security insurance contribution payable	101,446	49,167
Other payable-related party (see Note 8)	23,738	95,616
Deposit on subscription of a subsidiary’s share	152,180	153,260
Accrued expense-construction	6,296,071	3,537,644
Accrued expense-others	617,213	445,507
Total	$8,549,889	$5,081,701

The deposit on subscription of a subsidiary's share of $152,180 as of March 31, 2021 relates to sale of non-controlling interests in DCHC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $94,940 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three months ended March 31, 2021 and 2020 was approximately $23,735 and $22,013. The amounting owing for the property management services as of March 31, 2021 and December 31, 2020 was $23,738 and $95,616 (Note 7). The amount owed as of March 31, 2021 is interest-free, unsecured and payable in January 2022.

NOTE 9 – TAXES PAYABLE

	March 31,	December 31,
	2021	2020
Land use tax payable	827,702	833,576
Value added tax and other taxes payable	578,070	492,603
Land use tax payable	$1,405,772	$1,326,179

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	March 31,	December 31,
	Interest rate	2020	2020
Total finance lease liability	6.7%	$2,126,183	$2,105,973
Less: Current portion		(250,591)	(217,070)
Finance lease liability, net of current portion		$1,875,592	$1,888,903

Interest expenses from a finance lease liability amounted to $35,538 and $35,262 for the three-month periods ended March 31, 2021 and 2020, respectively, were charged to the condensed consolidated statement of loss. The remaining finance lease term at March 31, 2020 was 10 years.

The components of operating lease liabilities as follows:

	Imputed	March 31,	December 31,
	Interest rate	2021	2020
Total Operating lease liabilities	4.89%	$8,174,965	$8,499,692
Less: Current portion		(317,544)	(477,350)
Operating lease liabilities, net of current portion		$7,857,421	$8,022,342

The weighted average remaining operating lease term at March 31, 2021 was 21 years and the weighted average discounts rate was 4.89%. This discount rates used are based on the base rate quoted by the People's Bank of China and vary with the remaining term of the lease. Lease payment in the three-months ended March 31, 2021 and 2020 was $204,951 and $181,665.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$285,642	$672,669
the next 13 to 24 months	285,642	678,258
the next 25 to 36 months	285,642	677,300
the next 37 to 48 months	285,642	683,280
the next 49 to 60 months	285,642	689,295
thereafter	1,428,210	11,421,886
Total	2,856,420	14,822,688
Less: Amount representing interest	(730,237)	(6,647,723)
Present value of net minimum lease payments	2,126,183	$8,174,965

NOTE 11 –EQUITY

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

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of March 31, 2021 for SCHC, SYCI and DCHC is 16%, 14% and 0% of its registered capital respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“ 2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of March 31, 2021, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan is 515,648 shares.

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

For the three months ended March 31, 2021 and 2020, total compensation costs for options issued recorded in the consolidated statement of loss were $0.

During the three months ended March 31, 2021, there were no options issued to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2021 and March 31, 2021.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2021	121,600	$7.09	$3.57 - $7.27
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, March 31, 2021	121,600	$7.09	$3.57 - $7.27

Stock Options and Warrants Outstanding and Exercisable
			Weighted Average
			Remaining
	Outstanding at March 31, 2021	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	121,600	$3.57 - $7.27	0.41

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2021 was $4,710.

During the three months ended March 31, 2021 and 2020, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)           United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2021 and 2020, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2021 and 2020.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month periods ended March 31, 2021 and 2020.  The applicable statutory tax rates for the three-month periods ended March 31, 2021 and 2020 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of March 31, 2021 and December 31, 2020, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $122,460,382 and $126,643,733, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2021 and December 31, 2020, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Expressed in U.S. dollars)

(UNAUDITED)

to WHT in China. As of March 31, 2021 and December 31, 2020, the unrecognized WHT are $5,086,534 and $5,288,346, respectively.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Three-Month Period Ended March 31,
	2021	2020

Current taxes – PRC	$—	$—
Deferred tax – PRC entities	743,709	1,256,443
Deferred taxes –US entity	15,957	24,053
Change in valuation allowance	(15,957)	(24,053)
	$743,709	$1,256,443

The effective income tax benefit differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended March 31,
Reconciliations	2021	2020
Statutory income tax rate	25%	25%
Non-taxable & Non-deductible items	(1%)	2%
Change in valuation allowance	(1%)	(1%)
Effective income tax benefit (expense) rate	23%	26%

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Deferred tax liabilities	$—	$—

Deferred tax assets:
Impairment on property, plant and equipment	$2,712,092	$2,907,548
Impairment on prepaid land lease	877,656	883,884
Exploration costs	1,894,641	1,908,087
Compensation costs of unexercised stock options	72,699	74,883
PRC tax losses	22,296,935	21,643,028
US federal net operating loss	1,063,644	1,045,503
Total deferred tax assets	28,917,667	28,462,933
Valuation allowance	(9,785,742)	(9,872,706)
Net deferred tax asset	$19,131,925	$18,590,227

The decrease in valuation allowance for the three-month period ended March 31, 2021 is $86,964.

The increase in valuation allowance for the three-month period ended March 31, 2020 is $128,868.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2021 and December 31, 2020 and no amounts accrued for penalties and interest for the three months ended March 31, 2021 and 2020.

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

MARCH 31, 2021

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

Three-Month Period Ended March 31, 2021	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,810,990	$448,253	$—	$—	$5,259,243	$—	$5,259,243
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income benefit	(1,279,565)	(1,009,585)	(746,469)	(54,787)	(3,090,406)	(191,018)	(3,281,424)
Income tax benefit	318,868	252,396	172,445	—	743,709	—	743,709
Loss from operations after income taxes(benefit)	(960,697)	(757,189)	(574,024)	(54,787)	(2,346,697)	(191,018)	(2,537,715)
Total assets	144,744,423	24,170,863	121,760,637	1,875,459	292,551,382	42,886	292,594,268
Depreciation and amortization	2,920,689	1,077,460	68,607	37,601	4,104,357	—	4,104,357
Capital expenditures	—	—	—	—	—	—	—

Three-Month Period Ended March 31, 2020	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$462,846	$94,824	$—	$—	$557,670	$—	$557,670
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income taxes(benefit)	(2,866,438)	(1,513,582)	(710,909)	(48,846)	(5,139,775)	304,346	(4,835,429)
Income tax benefit	717,438	378,396	160,609	—	1,256,443	—	1,256,443
Income (loss) from operations after income taxes(benefit)	(2,149,000)	(1,135,186)	(550,300)	(48,846)	(3,883,332)	304,346	(3,578,986)
Total assets	117,061,540	39,066,713	109,222,446	1,657,769	267,008,468	105,430	267,113,898
Depreciation and amortization	2,197,844	1,108,443	113,484	35,120	3,454,891	—	3,454,891
Capital expenditures	3,157,669	646,752	3,611,790	—	7,416,211	—	7,416,211

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2021	2020
Total segment operating loss	$(3,090,406)	$(5,139,775)
Corporate costs	(86,206)	(96,103)
Unrealized gain (loss) on translation of intercompany balance	(104,812)	400,449
Loss from operations	(3,281,424)	(4,835,429)
Other income	35,591	39,228
Loss before income taxes	$(3,245,833)	$(4,796,201)

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2021.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$896	$169	$—	$1,065	20.2%
2	Shouguang Weidong Chemical Company Limited	$703	$108	$—	$811	15.4%
3	Shandong Brother Technology Limited	$634	$172	$—	$806	15.3%
4	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$672	$—	$—	$672	12.8%
5	Dongying Bomeite Chemical Company Limited	$565	$—	$—	$565	10.7%

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$70	$41	$—	$111	20%
2	Shandong Brother Technology Limited	$60	$36	$—	$96	17.1%
3	Shouguang Weidong Chemical Company Limited	$65	$18	$—	$83	14.9%
4	Dongying Bomeite Chemical Company Limited	$70	$—	$—	$70	12.5%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$57	$—	$—	$57	10.2%
6	Shouguang JinWang Chemical Company Limited	$56	$—	$—	$56	10%

NOTE 15– CUSTOMER CONCENTRATION

During the three-month period ended March 31, 2021, the Company sold 74.5% of its products to its top five customers. As of March 31, 2021, amounts due from these customers were $3,571,150.

During the three-month period ended March 31, 2020, the Company sold 84.8% of its products to its top six customers. As of March 31, 2020, amounts due from these customers were $526,288.

NOTE 16 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2021, the Company purchased 100% of its raw materials from its top five suppliers.  As of March 31, 2021, amounts due to those suppliers were $1,040,950.

During the three-month period ended March 31, 2020, the Company purchased 100% of its raw materials from its top five suppliers.  As of March 31, 2020, amounts due to those suppliers were $53,707.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of March 31, 2021 and December 31, 2020.

NOTE 18 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The Company has no purchase commitments as of March 31, 2021.

The following table sets forth the Company’s contractual obligations as of March 31, 2021:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$94,940	$12,391,563
the next 13 to 24 months	94,940	748,433
the next 25 to 36 months	—	—
Total	$189,880	$13,139,996

NOTE 19 –LOSS CONTINGENCIES

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of March 31, 2021.

NOTE 20 - SUBSEQUENT EVENT

On April 26, 2021, the Company entered into an agreement with its officers and employees, pursuant to which the options to purchase 115,600 shares of our common stock granted on August 23, 2017 were cancelled.

On May 10, 2021, the Company entered into restricted stock agreements with its consultant, officers, directors and employees, pursuant to which the Company issued a total of 472,000 restricted shares of common stock of the Company, par value $0.0005 per share under the Company’s 2019 Omnibus Equity Incentive Plan.

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

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No.4, No. 7 and No. 9 have passed inspection and can resume operations. In April 2019, Factory No. 1 and No. 7 resumed operations.

On February 28, 2020, the Company announced that it received an approval from the government to resume bromine production after winter temporary closure. Subsequently, it received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control. With these two approvals, the Company was allowed to take the steps to resume production at all four bromine factories.

The Company is still waiting for governmental approval for factories No.2, No.8, and No.10. To its knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, the Company may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements. The Company expects to receive approvals for these factories by the second half of 2021 due to the COVID-19 impact.

On November 24, 2017, the Company received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical plants would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park. Chemical companies that were not being asked to move into the park will be permanently closed. Although our chemical plants were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Since our chemical factories closed, the Company has secured from the government the land use rights for its chemical plants located at the Bohai Park and presented a completed construction design draft and other related documents to the local authorities for approval. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. The construction is expected to take approximately one year, and an additional six months to complete the equipment installation and testing. The Company expects to begin trial production at the beginning of 2022.

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

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC, the condensed consolidated financial statements and the information presented below as of and for the quarter ended March 31, 2021. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2021 and 2020.

Comparison of the Three-Month Periods Ended March 31, 2021 and 2020

	Three-Month Period Ended March 31, 2021	Three-Month Period Ended March 31, 2020	Percent Change Increase/ (Decrease)
Net revenue	$5,259,243	$557,670	843%
Cost of net revenue	$(4,181,389)	$(921,320)	353%
Gross profit (loss)	$1,077,854	$(363,650)	396%
Sales, marketing and other operating expenses	$(9,545)	$(2,243)	325%
Direct labor and factory overheads incurred during plant shutdown	$(2,613,483)	(3,610,423)	(27%)
Other operating expense	$—	(15,776)	—
General and administrative expenses	$(1,736,250)	$(843,337)	106%
Loss from operations	$(3,281,424)	$(4,835,429)	(32%)
Other income, net	$35,591	$39,228	(9%)
Loss before taxes	$(3,245,833)	$(4,796,201)	(32%)
Income tax benefit	$743,709	$1,256,443	(41%)
Net loss	$(2,502,124)	$(3,539,758)	(29%)

Net revenue  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended March 31, 2021 compared to the same period in 2020:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change
	March 31, 2021		March 31, 2020		Increase
Segment		% of total		% of total
Bromine	$4,810,990	92%	$462,846	83%	939%
Crude Salt	$448,253	8%	$94,824	17%	373%
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	$—	—	—
Total sales	$5,259,243	100%	$557,670	100%	843%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2021	March 31, 2020	Increase
Bromine (excluded volume sold to SYCI)	955	122	683%
Crude Salt	20,436	5,341	283%

	Three-Month Period Ended		Percentage Change
Natural gas segments product sold in cubic metre	March 31, 2021	March 31, 2020	Decrease
Natural Gas	—	—	—

Bromine segment

For the three-month periods ended March 31, 2021 and 2020, the net revenue for the bromine segment was $4,810,990 and $462,846, respectively, due to the fact that four plants resumed production and sales in the first quarter of 2021, while only two plants were in operation in the first quarter of 2020.

Crude salt segment

For the three-month periods ended March 31, 2021 and 2020, the net revenue for the crude salt was $448,253 and $94,824 due to the fact that production and sales resumed at three plants in the first quarter of 2021, while only two plants resumed production in the first quarter of 2020.

Chemical products segment

For the three-month periods ended March 31, 2021 and 2020, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. As a result there were no chemical products for sale for the three-month period ended March 31, 2021. Our new chemical factory is under construction in Bohai Park.

Natural gas segment

For the three-month period ended March 31, 2021 and 2020, the net revenue for the natural gas was $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2021		March 31, 2020		Net Revenue
Segment		% of total		% of total
Bromine	$3,514,046	84%	$609,820	66%	476%
Crude Salt	$667,343	16%	$311,500	34%	114%
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	$—	—	—
Total	$4,181,389	100%	$921,320	100%	353%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Three-month period ended March 31, 2020	31,506	—	5%
Three-month period ended March 31, 2021	31,506	—	17%
Variance of the three-month periods ended March 31, 2021 and 2020	—		12%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Our utilization ratio was 17% for the three-month period ended March 31, 2021, an increase of 12% compared to that for the three-month period ended March 31, 2020 because four plants resumed production in March 31, 2021 compared to two plants in operations in March 31, 2020.

Bromine segment

For the three-month period ended March 31, 2021 the cost of net revenue for the bromine segment was $3,514,046. This $2,904,226 increase was primarily attributable to the increase in factory overhead per unit produced, which was mainly caused by the increase in depreciation charges of plant and equipment for four factories that resumed operation in the three-month ended March 31, 2021.

For the three-month period ended March 31, 2020 the cost of net revenue for the bromine segment was $609,820.

Crude salt segment

For the three-month period ended March 31, 2021 the cost of net revenue for the crude salt segment was $667,343. This $355,843 increase was primarily attributable to the increase in factory overhead per unit produced, which was mainly caused by the increase in depreciation charges of plant and equipment for three factories that resumed operation in the three-month ended March 31, 2021.

For the three-month period ended March 31, 2020 the cost of net revenue for the crude salt segment was $311,500.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2021 and 2020 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended March 31, 2021 and 2020 was $0.

Gross Profit(Loss) Gross profit was $1,077,854, or 21%, of net revenue for three-month period ended March 31, 2021, representing an increase of $1,441,504 (or 86%), as compared to a gross loss of $363,650, or 65%, of net revenue for the same period in 2020.

	Gross Profit(Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2021		March 31, 2020		Profit (Loss) Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$1,296,944	27%	$(146,974)	(32%)	59%
Crude Salt	$(219,090)	(49%)	$(216,676)	(229%)	180%
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	—	—	—
Total Gross Profit (Loss)	$1,077,854	21%	$(363,650)	(65%)	86%

Bromine segment

For the three-month period ended March 31, 2021, the gross profit margin for our bromine segment was 27%. This 59% increase was due to the fact that production and sales resumed at four plants in the first quarter of 2021, while only two plants resumed production in the first quarter of 2020, which caused the production volume to increase and unit cost to fall.

For the three-month period ended March 31, 2020, the gross loss margin for our bromine segment was 32%.

Crude salt segment

For the three-month period ended March 31, 2021, the gross loss margin for our crude salt segment was 49%. This 180% increase was due to the fact that production and sales resumed at three plants in the first quarter of 2021, while only two plants resumed production in the first quarter of 2020, which caused the production volume to increase and unit cost to fall.

For the three-month period ended March 31, 2020, the gross loss margin for our crude salt segment was 229%.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $2,613,483 and $3,610,423 incurred for the three-month periods ended March 31, 2021 and 2020, respectively, of factories that have not resumed production were presented as part of the operating expense. The decrease in the direct labor and factory overheads incurred during plant shutdown in the three-month period ended March 31, 2021 compared to the same period in 2020 was due to five plants not in operation in 2020, but only three were not in operation in 2021.

General and Administrative Expenses General and administrative expenses were $1,736,250 for the three-month period ended March 31, 2021, an increase of $892,913 (or 106%) as compared to $843,337 for the same period in 2020. The increase was mainly due to the unrealized foreign currency transaction loss on intercompany balance recorded in three-month period ended March 31, 2021 compared to an unrealized foreign currency transaction gain on intercompany balance recorded in the same period in the previous year.

Loss from Operations Loss from operations was $3,281,424 the three-month period ended March 31, 2021, compared to loss from operation of $4,835,429 in the same period in 2020.

	Loss from Operations by Segment
	Three-Month Period Ended March 31, 2021		Three-Month Period Ended March 31, 2020
Segment:		% of total		% of total
Bromine	$(1,279,565)	41%	$(2,866,438)	56%
Crude Salt	(1,009,585)	33%	(1,513,582)	29%
Chemical Products	(746,469)	24%	(710,909)	14%
Natural Gas	(54,787)	2%	(48,846)	1%
Loss from operations before corporate costs	(3,090,406)	100%	(5,139,775)	100%
Corporate cost	(86,206)		(96,103)
Unrealized gain (loss) on translation of intercompany balance	(104,812)		400,449
Loss from operations	$(3,281,424)		$(4,835,429)

Bromine segment

Loss from operations from our bromine segment was $1,279,565 for the three-month period ended March 31, 2021, compared to loss from operations of $2,866,438 in the same period in 2020.

Crude salt segment

Loss from operations from our crude salt segment was $1,009,585 for the three-month period ended March 31, 2021, compared to loss from operations of $1,513,582 in the same period in 2020.

Chemical products segment

Loss from operations from our chemical products segment was $746,469 for the three-month period ended March 31, 2021, compared to loss from operations of $710,909 in the same period in 2020.

Natural gas segment

Loss from operations from our natural gas segment was $54,787 for the three -month period ended March 31, 2021, compared to a loss of $48,846 in the same period in 2020.

Other Income Net Other income, net of $35,591 represented bank interest income, net of finance lease interest expense for the three -month period ended March 31, 2021, a decrease of $3,637 (or approximately 9%) as compared to the same period in 2020.

Net Loss Net loss was $2,502,124 for the three-month period ended March 31, 2021, compared to a net loss of $3,539,758 in the same period in 2020.

Effective Tax Rate Our effective tax rate for the three-month periods ended March 31, 2021 and 2020 was 23% and 26% respectively. The effective tax rate for the three-month period ended March 31, 2021 was 2% lower than the PRC statutory income tax rate of 25%, mainly due to a non-deductible item in connection with the unrealized exchange loss and an increase in valuation allowance recorded for deferred tax assets arising from net operating losses of the parent company.

The effective tax rate for the three-month period ended March 31, 2020 was 1% higher than the PRC statutory income tax rate of 25%, mainly due to non-taxable items net of decrease in change in valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, cash and cash equivalents were $96,699,324 as compared to $94,222,538 as of December 31, 2020. The components of this increase of $2,476,786 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2021	2020
Net cash provided by operating activities	$3,341,395	$2,202,357
Net cash used in investing activities	$—	$(7,416,211)
Effects of exchange rate changes on cash and cash equivalents	$(864,609)	$(1,455,442)
Net increase(decrease) in cash and cash equivalents	$2,476,786	$(6,669,296)

For the three-month period ended March 31, 2021, we met our working capital and capital investment requirements mainly by using cash on hand.

Net Cash Provided by Operating Activities

During the three -month period ended March 31, 2021, cash flow provided by operating activities of approximately $3.3 million was mainly due to a decrease in accounts receivable of $1.6 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment, reduced by a net loss of $2.5 million and an adjustment for income tax benefit of $0.7 million.

During the three -month period ended March 31, 2020, cash flow provided by operating activities of approximately $2.2 million was mainly due to a decrease in accounts receivable of $4.2 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment, reduced by a net loss of $3.5 million and an adjustment for income tax benefit of $1.2 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
		% of total		% of total
Aged 1-30 days	$4,350,483	90%	$3,801,417	58%
Aged 31-60 days	509,222	10%	2,720,381	42%
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$4,859,705	100%	$6,521,798	100%

The overall accounts receivable balance as of March 31, 2021 decreased by $1,662,093, as compared to those of December 31, 2020. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month period ended March 31, 2021 is required.

Inventory

Our inventory consists of the following:

	March 31, 2021		December 31, 2020
		% of total		% of total
Raw materials	$39,855	7%	$21,484	5%
Finished goods	536,752	93%	398,125	95%
Total	$576,607	100%	$419,609	100%

The net inventory level as of March 31, 2021 increased by $156,998 (or 37%), as compared to the net inventory level as of December 31, 2020.

Raw materials increased by $18,371 as of March 31, 2021 as compared to December 31, 2020.

Our finished goods increased by $138,627 as of March 31, 2021 as compared to December 31, 2020.

Net Cash Used in Investing Activities

For the three-month period ended March 31, 2021, we have no investing activities.

For the three-month period ended March 31, 2020, we used approximately $7.4 million to acquire property, plant and equipment.

Net Cash Used in Financing Activities

We have no financing activities for the three-month periods ended March 31, 2021 and 2020.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $96.7 million at March 31, 2021, most of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2021 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 18– Capital Commitment and Other Service Contractual Obligations”.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, inventories and allowance for obsolescence, assets retirement obligation, property, plant and equipment, recoverability of long lived assets, mineral rights, leases, revenue recognition, income taxes, and loss contingencies. These policies and estimates are described in the Company’s Form 10-Q for the three months ended March 31, 2021.

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

For more details and information related to the Written Decisions, please see “Note 19 – Loss Contingencies, Notes to Condensed Consolidated Financial Statement” contained in this quarterly report.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully review our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Readers should carefully review risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: May 17, 2021	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: May 17, 2021	By:	/s/ Min Li
Min Li
Chief Financial Officer