Form 10-Q
period 2021-06-30
GULF RESOURCES, INC.
filed 2021-08-13
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-34499

GULF RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong, China	262700
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 (536) 567 0008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.0005 par value	GURE	NASDAQ Global Select Market

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

Yes ☐ No ☒

As of August 13, 2021, the registrant had outstanding 10,469,477 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2021 Unaudited	December 31, 2020 Audited
Current Assets
Cash	$97,058,027	$94,222,538
Accounts receivable	4,741,259	6,521,798
Inventories, net	677,418	419,609
Prepayments and deposits	2,476,867	6,146,461
Other receivable	1,624	559
Total Current Assets	104,955,195	107,310,965
Non-Current Assets
Property, plant and equipment, net	153,288,493	148,947,689
Finance lease right-of use assets	185,276	186,272
Operating lease right-of –use assets	8,507,190	8,868,661
Prepaid land leases, net of current portion	10,234,582	10,134,004
Deferred tax assets	19,254,324	18,590,227
Total non-current assets	191,469,865	186,726,853
Total Assets	$296,425,060	$294,037,818

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts, other payable and accrued expenses	$7,071,707	$5,081,701
Taxes payable-current	1,506,771	1,326,179
Finance lease liability, current portion	160,498	217,070
Operating lease liabilities, current portion	470,999	477,350
Total Current Liabilities	9,209,975	7,102,300
Non-Current Liabilities
Finance lease liability, net of current portion	1,747,385	1,888,903
Operating lease liabilities, net of current portion	7,365,145	8,022,342
Total Non-Current Liabilities	9,112,530	9,911,245
Total Liabilities	$18,322,505	$17,013,545
Commitment and Loss Contingencies

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,515,307 and 10,043,307 shares issued; 10,469,477 and 9,997,477 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	24,375	24,139
Treasury stock; 45,830 and 45,830 shares as of June 30, 2021 and December 31, 2020 at cost	510,329	510,329
Additional paid-in capital	100,569,160	97,435,316
Retained earnings unappropriated	146,183,012	151,388,356
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	7,602,793	4,453,247
Total Stockholders’ Equity	278,102,555	277,024,273
Total Liabilities and Stockholders’ Equity	$296,425,060	$294,037,818

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020

NET REVENUE
Net revenue	$11,148,008	$5,359,483	$16,407,251	$5,917,153

OPERATING INCOME (EXPENSE)
Cost of net revenue	(6,915,774)	(5,022,896)	(11,097,163)	(5,944,216)
Sales, marketing and other operating expenses	(15,625)	(10,838)	(25,170)	(13,081)
Direct labor and factory overheads incurred during plant shutdown	(1,394,717)	(1,737,599)	(4,008,200)	(5,348,022)
General and administrative expenses	(5,204,701)	(1,541,702)	(6,940,951)	(2,385,039)
Other operating income (loss)	—	—	—	(15,776
	(13,530,817)	(8,313,035)	(22,071,484)	(13,706,134)

LOSS FROM OPERATIONS	(2,382,809)	(2,953,552)	(5,664,233)	(7,788,981)

OTHER INCOME (EXPENSE)
Interest expense	(39,368)	(34,888)	(76,230)	(70,316)
Interest income	75,437	71,188	147,890	145,844
LOSS BEFORE TAXES	(2,346,740)	(2,917,252)	(5,592,573)	(7,713,453)

INCOME TAX BENEFIT	(356,480)	672,633	387,229	1,929,076
NET LOSS	$(2,703,220)	$(2,244,619)	$(5,205,344)	$(5,784,377)

COMPREHENSIVE LOSS:
NET LOSS	$(2,703,220)	$(2,244,619)	$(5,205,344)	$(5,784,377)
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	5,334,236	221,869	3,149,546	(4,293,490)
COMPREHENSIVE LOSS	$2,631,016	$(2,022,750)	$(2,055,798)	$(10,077,867)

LOSS PER SHARE:
BASIC AND DILUTED	$(0.26)	$(0.24)	$(0.50)	$(0.61)

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC AND DILUTED	10,469,477	9,517,427	10,469,477	9,517,427

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED JUNE 30, 2021

(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2021 (Unaudited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$148,886,232	$24,233,544	$2,268,557	$272,337,459
Restricted shares	472,000	472,000	—	236	—	3,133,844	—	—	—	3,134,080
Translation adjustment	—	—	—	—	—	—	—	—	5,334,236	5,334,236
Net loss for three-month period ended June 30, 2020	—	—	—	—	—	—	(2,703,220)	—	—	(2,703,220)
BALANCE AT JUNE 30, 2021 (Unaudited)	10,515,307	10,469,477	45,830	$24,375	$(510,329)	$100,569,160	$146,183,012	$24,233,544	$7,602,793	$278,102,555

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2020 (Unaudited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$156,268,642	$24,233,544	$(20,007,166)	$255,051,983
Translation adjustment	—	—	—	—	—	—	—	—	221,869	221,869
Net loss for three-month period ended June 30, 2020	—	—	—	—	—	—	(2,244,619)	—	—	(2,244,619)
BALANCE AT JUNE 30, 2020 (Unaudited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$154,024,022	$24,233,544	$(19,785,297)	$253,029,232

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2020 (Audited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$151,388,356	$24,233,544	$4,453,247	$277,024,273
Restricted shares	472,000	472,000	—	236	—	3,133,844	—	—	—	3,134,080
Translation adjustment	—	—	—	—	—	—	—	—	3,149,546	3,149,546
Net loss for six-month period ended June 30, 2021	—	—	—	—	—	—	(5,205,344)	—	—	(5,205,344)
BALANCE AT JUNE 30, 2021 (Unaudited)	10,515,307	10,469,477	45,830	$24,375	$(510,329)	$100,569,160	$146,183,012	$24,233,544	$7,602,793	$278,102,555

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2019 (Audited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$159,808,400	$24,233,544	$(15,491,807)	$263,107,100
Translation adjustment	—	—	—	—	—	—	—	—	(4,293,490)	(4,293,490)
Net loss for six-month period ended June 30, 2020	—	—	—	—	—	—	(5,784,377)	—	—	(5,784,377)
BALANCE AT JUNE 30, 2020 (Unaudited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$154,024,022	$24,233,544	$(19,785,297)	$253,029,232

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(UNAUDITED)

	Six-Month Period Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,205,344)	$(5,784,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest on finance lease obligation	71,197	70,009
Depreciation and amortization	8,224,864	7,559,224
Unrealized exchange gain on translation of inter-company balances	594,150	(382,331)
Deferred tax asset	(387,230)	(1,929,553)
Common stock issued for services	3,134,080	—
Issuance of stock options to employee	—	—
Changes in assets and liabilities:
Accounts receivable	1,839,939	1,807,547
Inventories	(252,995)	152,369
Prepayments and deposits	(98,992)	32,807
Other receivables	—	—
Accounts and Other payable and accrued expenses	(785,889)	(9,284)
Retention payable	—	—
Taxes payable	190,892	298,599
Prepaid land leases	—	(369,066)
Operating lease	(298,897)	(268,192)
Net cash provided by (used in) by operating activities	7,025,775	1,177,752

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,806,435)	(9,860,142)
Net cash used in investing activities	(5,806,435)	(9,860,142)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(296,597)	(264,976)
Net cash used in financing activities	(296,597)	(264,976)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,912,746	(1,382,029)
NET DECREASE IN CASH AND CASH EQUIVALENTS	2,835,489	(10,329,395)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	94,222,538	100,301,986
CASH AND CASH EQUIVALENTS - END OF PERIOD	$97,058,027	$89,972,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

In the opinion of management, the unaudited financial information for the three and six months ended June 30, 2021 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

(b)           Nature of Business

The Company manufactures and trades bromine and crude salt through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited ("SCHC") in the People’s Republic of China (“PRC”), which is also planning to engage in seawater desalination technology research and service and to handle the import and export of goods and technologies within the scope permitted by the State. The Company also manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited ("SYCI") in PRC. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (b) (iii) below).

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic. The duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations and financial position is uncertain. While our operations are currently not materially affected, it is unknown whether or how they may be affected if such a pandemic persists for an extended period. While not yet quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the second quarter of 2021 and will continue to assess the financial impact. The virus outbreak slightly delayed the commencement of the operations for Factory No.1, No.4, No.7, No.9, and it may also delay the approval for the remaining three factories include No.2, No.8 and No.10. It is, however, still unclear how the pandemic will evolve going forward, and we cannot assure you whether the COVID-19 pandemic will bring about significant negative impact on our business operations, financial condition and operating results, including but not limited to negative impact to our total revenues.

(i) Bromine and Crude Salt Segments

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No. 4, No. 7 and No. 9 passed inspection and could resume operations. In April 2019, Factory No.1 and Factory No.7 resumed operation.

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

The Company believes this relocation process will cost approximately $67 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $41,080,681 and $33,496,295, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of June 30, 2021 and December 31, 2020.

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

(c)           Allowance for Doubtful Accounts

As of June 30, 2021 and December 31, 2020, there were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month and six-month periods ended June 30, 2021 and 2020.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $97,058,027 and $94,222,538 with these institutions as of June 30, 2021 and December 31, 2020, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company’s depreciation and amortization policies on property, plant and equipment, other than mineral rights and construction in process, are as follows:

Useful life (in years)
Buildings (including salt pans)	8 - 20
Plant and machinery (including protective shells, transmission channels and ducts)	3 - 8
Motor vehicles Motor Vehicles	5
Furniture, fixtures and equipment	3-8

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $220,968 and $43,838 for the three-month period ended June 30, 2021 and 2020, respectively, and totaled $467,590 and $183,946 for the six-month period ended June 30, 2021 and 2020, respectively.

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

JUNE 30, 2021

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

For the three and six months period ended June 30, 2021 and 2020, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 74,781 shares for the three-month period ended June 30, 2021 and 2020, respectively, and amounted to 31,352 and 94,075 shares for the six-month period ended June 30, 2021 and 2020, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

As the Company reported a net loss for the three and six months ended June 30, 2021 and 2020, common stock equivalents including stock options and warrants were anti-dilutive. Therefore, the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

There were no recent accounting pronouncements adopted during the six months ended June 30, 2021.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	June 30, 2021	December 31, 2020

Raw materials	$56,267	$21,484
Finished goods	621,151	398,125
	$677,418	$419,609

There was no allowance for slow-moving inventories as of June 30, 2021 and 2020.

NOTE 3 – PREPAID LAND LEASES

The Company has the rights to use certain parcels of land located in Shouguang, Shandong, PRC, through lease agreements signed with local townships or the government authority. The production facilities and warehouses of the Company are located on these parcels of land. The lease term ranges from ten to fifty years. Some of the lease contracts were paid in one lump sum upfront and some are paid annually at the beginning of each anniversary date. These leases have no purchase option at the end of the lease term and were classified as operating leases prior to and as of January 1, 2019 when the new lease standard was adopted. Prior to January 2019, the prepaid land lease was amortized on a straight line basis. As of January 1, 2019, all the leases in which term has commenced and were in use were classified as operating lease right-of-use assets (“ROU”). See Note 6.

In December 2017, the Company paid a one lump sum upfront amount of $9,844,040 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of June 30 2021 and December 31, 2020. As of June 30, 2021, the prepaid land lease increased to $10,234,582 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 and basically completed the civil works by end of June 2021.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2021	December 31, 2020
At cost:
Mineral rights	$2,985,480	$2,955,780
Buildings	64,668,005	64,024,667
Plant and machinery	260,997,193	258,400,710
Motor vehicles	31,724	6,553
Furniture, fixtures and office equipment	3,353,441	3,318,564
Construction in process	23,271,504	12,095,565
Total	355,307,347	340,801,839
Less: Accumulated depreciation and amortization	(183,189,944)	(173,212,554)
Impairment	(18,828,910)	(18,641,596)
Net book value	$153,288,493	$148,947,689

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $18,587,921 and $19,302,600 as at June 30, 2021 and December 31, 2020, respectively.

During the three-month period ended June 30, 2021, depreciation and amortization expense totaled $4,119,073 of which $758,445, $163,868 and $3,196,760 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the six-month period ended June 30, 2021,depreciation and amortization expense totaled $8,222,022 of which $2,575,227, $327,101 and $5,319,694 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

During the three-month period ended June 30, 2020, depreciation and amortization expense totaled $4,103,026 of which $1,167,114, $198,413 and $2,737,500 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the six-month period ended June 30, 2020, depreciation and amortization expense totaled $7,556,589 of which $3,745,884, $399,819 and $3,410,886 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

NOTE 5 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	June 30, 2021	December 31, 2020
At cost:
Buildings Buildings	$127,387	$126,120
Plant and machinery Plant and Machinery	2,330,367	2,307,184
Total	2,457,754	2,433,304
Less: Accumulated depreciation and amortization	(2,272,478)	(2,247,032)
Net book value	$185,276	$186,272

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and six months period ended June 30, 2021, depreciation and amortization expense totaled $1,434 and $2,862, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and six months period ended June 30, 2020, depreciation and amortization expense totaled $1,308 and $2,635, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT–OF USE ASSETS

As of June 30, 2021, the total operating lease ROU assets was $8,507,190. The total operating lease cost for the three-month period ended June 30, 2021 and 2020 was $241,145 and $216,422.

The total operating lease cost for the six-month period ended June 30, 2021 and 2020 was $481,295 and $436,109.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $8,153,080 as at June 30, 2021.

NOTE 7 – ACCOUNTS PAYABLE, OTHER PAYABLE AND ACCRUED EXPENSES

Accounts payable, other payable and accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Accounts payable	$412,601	$479,958
Salary payable	324,932	320,549
Social security insurance contribution payable	103,191	49,167
Other payable-related party (see Note 8)	48,290	95,616
Deposit on subscription of a subsidiary’s share	154,800	153,260
Accrued expense-construction	5,429,903	3,537,644
Accrued expense-others	597,990	445,507
Total	$7,071,707	$5,081,701

The deposit on subscription of a subsidiary's share of $154,800 as of June 30, 2021 relates to sale of non-controlling interests in DCHC.

NOTE 8– RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $96,574 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three and six months ended June 30, 2021 was approximately $24,144 and $47,878. The expense associated with this agreement for the three and six months ended June 30, 2020 was approximately $22,030 and $44,043. The amounting owing for the property management services as of June 30, 2021 and December 31, 2020 was $48,290 and $95,616 (Note 7). The amount owed as of June 30, 2021 is interest-free, unsecured and payable in January 2022.

NOTE 9– TAXES PAYABLE

	June 30,	December 31,
	2021	2020
Land use tax payable	$841,951	$833,576
Value added tax and other taxes payable	664,820	492,603
Land use tax payable	$1,506,771	$1,326,179

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	June 30,	December 31,
	Interest rate	2021	2020
Total finance lease liability	6.7%	$1,907,883	$2,105,973
Less: Current portion		(160,498)	(217,070)
Finance lease liability, net of current portion		$1,747,385	$1,888,903

Interest expenses from capital lease obligations amounted to $35,659 and $34,747 for the three-month period ended June 30, 2021 and 2020, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $71,197 and $70,009 for the six-month period ended June 30, 2021 and 2020, respectively, which were charged to the condensed consolidated statement of income (loss).The remaining finance lease term at June 30, 2021 was 10 years.

The components of operating lease liabilities as follows:

	Imputed	June 30,	December 31,
	Interest rate	2021	2020
Total Operating lease liabilities	4.89%	$7,836,144	$8,499,692
Less: Current portion		(470,999)	(477,350)
Operating lease liabilities, net of current portion		$7,365,145	$8,022,342

The weighted average remaining operating lease term at June 30, 2021 was 21 years and the weighted average discounts rate was 4.89%.Lease payments for the three-month period ended June 30, 2021 and 2020, respectively, were $575,242 and $522,636. Lease payments for the six-month period ended June 30, 2021 and 2020, respectively, were $780,193 and $704,301.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$290,560	$688,245
the next 13 to 24 months	290,560	692,220
the next 25 to 36 months	290,560	693,269
the next 37 to 48 months	290,560	697,562
the next 49 to 60 months	290,560	705,813
thereafter	1,162,237	11,037,447
Total	2,615,037	14,514,556
Less: Amount representing interest	(707,154)	(6,678,422)
Present value of net minimum lease payments	$1,907,883	$7,836,144

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 11 ––EQUITY

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

During the three months ended June 30, 2021, the Company granted in the aggregate, 472,000 restricted shares to a consultant, the company's directors, officers and employees. The restricted shares award were granted from the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $3,134,080 which was expensed in full during the three months ended June 30, 2021.

Retained Earnings – Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2021 for SCHC, SYCI and DCHC is 16%, 14% and 0% of its registered capital respectively.

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“ 2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of June 30, 2021, the number of shares of the Company’s common stock available for grant of awards under the 2019 Plan is 159,248 shares.

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

In April 2021, the Company and certain management staff and directors mutually agreed to cancel certain unexercised stock options previously granted for an aggregate of 115,600 shares of the Company’s common stock underlying those stock options, having exercise prices at $7.27 per share, without consideration.

For the three months ended June 30, 2021 and 2020, total compensation costs for options issued recorded in the consolidated statement of loss were $0.

During the three and six months ended June 30, 2021, there were no options granted to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2021 and June 30, 2021.

	Number of Option Outstanding and exercisable	Weighted- Average Exercise price of Option	Range of Exercise Price per Common Share
Balance, January 1, 2021	121,600	$7.09	$3.57 - $7.27
Exercised during the period	—	—	—
Expired during the period	(115,600)	—	$7.27
Balance, June 30, 2021	6,000	$3.57	$3.57

Stock Options Outstanding and Exercisable
			Weighted Average
			Remaining
	Outstanding at June 30, 2021	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	6,000	$3.57	0.67

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2021 was $4,710.

During the three and six months ended June 30, 2021 and 2020, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2021 and 2020, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2021 and 2020.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and six-month periods ended June 30, 2021 and 2020.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2021 and 2020 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of June 30, 2021 and December 31, 2020, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $125,637,125 and $126,643,733, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2021 and December 31, 2020, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of June 30, 2021 and December 31, 2020, the unrecognized WHT are $5,227,527 and $5,288,346, respectively.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
Current taxes – PRC	$—	$—	$—	$—
Deferred taxes	(356,408)	612,354	387,229	1,739,929
Change in valuation allowance	—	60,279	—	189,147
	$(356,408)	$672,633	$387,229	$1,929,076

The effective income tax rate differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2021	2020	2021	2020
Statutory income tax rate	25%	25%	25%	25%
Non-taxable & Non-deductible items	(6%)	(2%)	(3%)	—
Change in valuation allowance	(34%)	—	(15%)	—
Effective tax rate	(15%)	23%	7%	25%

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Deferred tax liabilities	$—	$—

Deferred tax assets:
Impairment on property, plant and equipment	2,731,415	2,907,548
Impairment on prepaid land lease	880,714	883,884
Exploration costs	1,927,260	1,908,087
Compensation costs of unexercised stock options	1,614	74,883
PRC tax losses	22,396,953	21,643,028
US federal net operating loss	1,247,000	1,045,503
Total deferred tax assets	29,184,956	28,462,933
Valuation allowance	(9,930,632)	(9,872,706)
Net deferred tax asset	$19,254,534	$18,590,227

The increase in valuation allowance for the three-month period ended June 30, 2021 is $144,890.

The decrease in valuation allowance for the three-month period ended June 30, 2020 is $60,279.

The increase in valuation allowance for the six-month period ended June 30, 2021 is $57,926.

The decrease in valuation allowance for the six-month period ended June 30, 2020 is $189,147.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2021 and December 31, 2020 and no amounts accrued for penalties and interest for the three and six months ended June 30, 2021 and 2020.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS

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

Three-Month Period Ended June 30, 2021	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$10,025,438	$1,122,570	$—	$—	$11,148,008	$—	$11,148,008
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	2,682,233	(578,435)	(741,312)	(62,850)	1,299,636	(3,682,445)	(2,382,809)
Income tax benefit	(672,696)	145,070	171,146	—	(356,480)	—	(356,480)
Income (loss) from operations after income tax benefit	2,009,537	(433,365)	(570,166)	(62,850)	943,156	(3,682,445)	(2,739,289)
Total assets	138,872,887	32,840,392	122,381,338	1,846,367	295,940,984	484,076	296,425,060
Depreciation and amortization	2,610,442	1,403,262	68,874	37,929	4,120,507	—	4,120,507
Capital expenditures	—	—	5,806,435	—		—	5,806,435

Three-Month Period Ended June 30, 2020	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,487,017	$872,466	$—	$—	$5,359,483	$—	$5,359,483
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(1,479,084)	(611,472)	(654,652)	(53,270)	(2,798,478)	(155,074)	(2,953,552)
Income tax benefit	350,708	172,849	149,076	—	672,633	—	672,633
Income (loss) from operations after income tax benefit	(1,128,376)	(438,623)	(505,576)	(53,270)	(2,125,845)	(155,074)	(2,280,919)
Total assets	115,956,839	38,299,428	108,862,565	1,599,014	264,717,846	70,367	264,788,213
Depreciation and amortization	3,038,936	919,003	111,797	34,598	4,104,334	—	4,104,334
Capital expenditures	—	—	2,443,931	—	2,443,931	—	2,443,931

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2021	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$14,836,428	$1,570,823	$—	$—	$16,407,251	$—	$16,407,251
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit	1,402,668	(1,588,020)	(1,487,781)	(117,637)	(1,790,770)	(3,873,463)	(5,664,233)
Income tax benefit	(353,828)	397,466	343,591	—	387,229	—	387,229
Loss from operations after income tax benefit	1,048,840	(1,190,554)	(1,144,190)	(117,637)	(1,403,541)	(3,873,463)	(5,277,004)
Total assets	138,872,887	32,840,392	122,381,338	1,846,367	295,940,984	484,076	296,425,060
Depreciation and amortization	5,531,131	2,480,722	137,481	75,530	8,224,864	—	8,224,864
Capital expenditures	—	—	5,806,435	—		—	5,806,435

Six-Month Period Ended June 30, 2020	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,949,863	$967,290	$—	$—	$5,917,153	$—	$5,917,153
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit	(4,345,522)	(2,125,054)	(1,365,561)	(102,116)	(7,938,253)	149,272	(7,788,981)
Income tax benefit	1,068,146	551,245	309,685	—	1,929,076	—	1,929,076
Loss from operations after income tax benefit	(3,277,376)	(1,573,809)	(1,055,876)	(102,116)	(6,009,177)	149,272	(5,859,905)
Total assets	115,956,839	38,299,428	108,862,565	1,599,014	264,717,846	70,367	264,788,213
Depreciation and amortization	5,236,780	2,027,445	225,281	69,718	7,559,224	—	7,559,224
Capital expenditures	3,157,669	646,752	6,055,721	—	9,860,142	—	9,860,142

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2021	2020	2021	2020
Total segment operating loss	$1,299,636	$(2,798,478)	$(1,790,770)	$(7,938,253)
Corporate costs	(3,193,107)	(136,956)	(3,279,313)	(233,059)
Unrealized gain on translation of intercompany balance	(489,338)	(18,118)	(594,150)	382,331
Loss from operations	(2,382,809)	(2,953,552)	(5,664,233)	(7,788,981)
Other income, net of expense	36,069	36,300	71,660	75,528
Loss before taxes	$(2,346,740)	$(2,917,252)	$(5,592,573)	$(7,713,453)

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2021.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,752	$420	$—	$2,172	19.5%
2	Shouguang Weidong Chemical Company Limited	$1,222	$390	$—	$1,612	14.5%
3	Shandong Brother Technology Limited	$1,196	$313	$—	$1,509	13.5%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2021.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,648	$589	$—	$3,237	19.7%
2	Shouguang Weidong Chemical Company Limited	$1,925	$498	$—	$2,423	14.8%
3	Shandong Brother Technology Limited	$1,830	$485	$—	$2,315	14.1%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$809	$321	$—	$1,130	21.1%
2	Shouguang Weidong Chemical Company Limited	$982	$251	$—	$1,233	23%
3	Shandong Brother Technology Limited	$550	$300	$—	$850	15.8%
4	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$711	$—	$—	$711	13.3%
5	Dongying Bomeite Chemical Company Limited	$537	$—	$—	$537	10%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$879	$321	$—	$1,200	20.3%
2	Shouguang Weidong Chemical Company Limited	$1,047	$251	$—	$1,298	21.9%
3	Shandong Brother Technology Limited	$609	$300	$—	$909	15.4%
4	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$768	$—	$—	$768	13%
5	Dongying Bomeite Chemical Company Limited	$607	$—	$—	$607	10.3%

NOTE 15– CUSTOMER CONCENTRATION

During the six-month period ended June 30, 2021, the Company sold 66.4% of its products to its top five customers, respectively. As of June 30, 2021, amounts due from these customers were $2,878,885.

During the six-month period ended June 30, 2020, the Company sold 82.4% of its products to its top five customers, respectively. As of June 30, 2020, amounts due from these customers were $2,488,001.

NOTE 16– MAJOR SUPPLIERS

During the six-month period ended June 30, 2021 the Company purchased 100% of its raw materials from its top five suppliers.  As of June 30, 2021, amounts due to those suppliers were $412,601.

During the six-month period ended June 30, 2020 the Company purchased 100% of its raw materials from its top five suppliers.  As of June 30, 2020, amounts due to those suppliers were $286,401.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2021 and December 31, 2020.

NOTE 18 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of June 30, 2021:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$96,574	$10,371,657
the next 13 to 24 months	96,574	761,319
the next 25 to 36 months	—	—
Total	$193,148	$11,132,976

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of June 30, 2021.

NOTE 20 - SUBSEQUENT EVENT

None.

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

On November 24, 2017, the Company received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical plants would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park. Chemical companies that were not being asked to move into the park will be permanently closed. Although our chemical plants were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Since our chemical factories closed, the Company has secured from the government the land use rights for its chemical plants located at the Bohai Park and presented a completed construction design draft and other related documents to the local authorities for approval. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 and basically completed the civil works by end of June 2021 . Equipment installation and testing is expected to take 6 months or somewhat longer if issues occur. Trial production should take another six months.

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

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC, the condensed consolidated financial statements and the information presented below as of and for the quarter ended June 30, 2021. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2021 and 2020.

Comparison of the Three-Month Period Ended June 30, 2021 and 2020

	Three-Month Period Ended June 30, 2021	Three-Month Period Ended June 30, 2020	Percent Change Increase/ (Decrease)
Net revenue	$11,148,008	$5,359,483	108%
Cost of net revenue	(6,915,774)	(5,022,896)	38%
Gross profit	4,232,234	336,587	1157%
Sales, marketing and other operating expenses	(15,625)	(10,838)	44%
Direct labor and factory overheads incurred during plant shutdown	(1,394,717)	(1,737,599)	(20%)
General and administrative expenses	(5,204,701)	(1,541,702)	238%
Loss from operations	(2,382,809)	(2,953,552)	(19%)
Other income	36,069	36,300	(1%)
Loss before taxes	(2,346,740)	(2,917,252)	(20%)
Income tax benefit	(356,480)	672,633	(153%)
Net loss	$(2,703,220)	$(2,244,619)	20%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2021 as compared to the same period in 2020:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	June 30, 2021		June 30, 2020		of Net Revenue
Segment		% of total		% of total
Bromine	$10,025,438	89.93%	$4,487,017	83.72%	123%
Crude Salt	1,122,570	10.07%	872,466	16.28%	29%
Chemical Products	—	—	—	—
Natural Gas	—	—	—	—
Total sales	$11,148,008	%	$5,359,483	100%	108%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2021	June 30, 2020	Increase (Decrease)
Bromine	1,805	1,222	48%
Crude Salt	43,104	53,532	(19%)

Bromine segment

For the three-month periods ended June 30, 2021 and 2020, the net revenue for the bromine segment was $10,025,438 and $4,487,017, respectively, due to an increase in selling prices and volume in the second quarter of 2021.

Crude salt segment

For the three-month periods ended June 30, 2021 and 2020, the net revenue for the crude salt was $1,122,570 and $872,466 mainly due to an increase in selling prices.. .

Chemical products segment

For the three-month periods ended June 30, 2021 and 2020, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. As a result of the closure, there were no chemical products for sale for the three-month period ended June 30, 2021. We are setting up a new factory in Bohai Park.

Natural gas segment

For the three-month period ended June 30, 2021 and 2020, the net revenue for the natural gas was $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2021		June 30, 2020		Net Revenue
Segment		% of total		% of total
Bromine	$5,553,493	80.3%	$4,269,239	85%	30%
Crude Salt	1,362,281	19.7%	753,657	15%	81%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$6,915,774	100%	$5,022,896	100%	38%

Cost of net revenue reflects mainly the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2020	31,506	15%
Three-month period ended June 30, 2021	31,506	23%
Variance of the three-month period ended June 30, 2021 and 2020	—	8%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 23% for the three-month period ended June 30, 2021 compared to 15% recorded for the three-month period ended June 30, 2020 mainly due to the overall market environment that has been slowly recovering.

Bromine segment

For the three-month period ended June 30, 2021 the cost of net revenue for the bromine segment was $5,553,493. This $1,284,254 was primarily due to an increase in manufacturing unit overhead, which was primarily due to an increase in the number of units sold during the three months ended June 30, 2021.

For the three-month period ended June 30, 2020 the cost of net revenue for the bromine segment was $4,269,239.

Crude salt segment

For the three-month period ended June 30, 2021 the cost of net revenue for the crude salt segment was $1,362,281.

For the three-month period ended June 30, 2020 the cost of net revenue for the crude salt segment was $753,657.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2021 and 2020 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended June 30, 2021 and 2020 was $0.

Gross Profit. Gross profit was $4,232,234, or 38%, of net revenue for three-month period ended June 30, 2021, representing a increase of $3,895,647, as compared to a gross profit of $336,587, or 6%, of net revenue for the same period in 2020.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2021		June 30, 2020		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$4,471,945	45%	$217,778	5%	40%
Crude Salt	(239,711)	(21%)	118,809	14%	(35%)
Chemical Products	—	—	—	—
Natural Gas	—	—	—	—	—
Total Gross Profit	$4,232,234	38%	$336,587	6%	32%

Bromine segment

For the three-month period ended June 30, 2021, the gross profit margin for our bromine segment was 45%. This 40% increase was due to the increase in the selling price and volume of bromine sold in the second quarter of 2021.

For the three-month period ended June 30, 2020, the gross profit margin for our bromine segment was 5%.

Crude salt segment

For the three-month period ended June 30, 2021, the gross loss margin for our crude salt segment was 21%.

For the three-month period ended June 30, 2020, the gross profit margin for our crude salt segment was 14%

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,394,717 and $1,737,599 incurred for the three-month period end June 30, 2021 and 2020, respectively, were that of the factories that have not resumed operations in the three-month periods ended June 30, 2021 and 2020.

On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,394,717 and $1,737,599 incurred for the three-month periods ended June 30, 2021 and 2020, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $5,204,701 for the three-month period ended June 30, 2019, an increase of $3,662,999 (or 138%) as compared to $1,541,702 for the same period in 2020.

Income (loss) from Operations Loss from operations was $2,382,809 for the three-month period ended June 30, 2021, compared to an income of $2,953,552 in the same period in 2020.

	Loss from Operations by Segment
	Three-Month Period Ended June 30, 2021		Three-Month Period Ended June 30, 2020
Segment:		% of total		% of total
Bromine	$2,682,233	206%	$(1,479,084)	53%
Crude Salt	(578,435)	(45%)	(611,472)	22%
Chemical Products	(741,312)	(57%)	(654,652)	23%
Natural Gas	(62,850)	(4%)	(53,270)	2%
Loss from operations before corporate costs	1,299,636	100%	(2,798,478)	100%
Corporate costs	(3,193,107)		(136,956)
Unrealized gain on translation of Intercompany balance	(489,338)		(18,118)
Loss from operations	$(2,382,809)		$(2,953,552)

Bromine segment

Income from operations from our bromine segment was $2,682,233 for the three-month period ended June 30, 2021, compared to loss from operations of $1,479,084 in the same period in 2020.

Crude salt segment

Loss from operations from our crude salt segment was $578,435 for the three-month period ended June 30, 2021, compared to loss from operations of $611,472 in the same period in 2020.

Chemical products segment

Loss from operations from our chemical products segment was $741,312 for the three-month period ended June 30, 2021, compared to loss from operations of $654,652 in the same period in 2020.

Natural gas segment

Loss from operations from our natural gas segment was $62,850 for the three -month period ended June 30, 2021, compared to a loss of $53,270 in the same period in 2020.

Other Income, Net Other income, net of $36,069 represented bank interest income, net of capital lease interest expense for the three -month period ended June 30, 2021, an decrease of $231 (or approximately 1%) as compared to the same period in 2020.

Net Income (loss) Net loss was $2,703,220 for the three-month period ended June30, 2021, compared to a net loss of $2,244,619 in the same period in 2020.

Effective Tax Rate Our effective income tax benefit rate for the three-month period ended June 30, 2021 and 2020 were (15%) and 23% respectively. The effective tax rate for the three-month period ended June 30, 2021 was 38% lower than the PRC statutory income tax rate of 25% mainly due to non-taxable items in connection with the unrealized exchange gain for the Company off set by non-deductible expense.

Comparison of the Six-Month Period Ended June 30, 2021 and 2020

	Six-Month Period Ended June 30, 2021	Six-Month Period Ended June 30, 2020	Percent Change Increase/ (Decrease)
Net revenue	$16,407,251	$5,917,153	177%
Cost of net revenue	(11,097,163)	(5,944,216)	87%
Gross profit	5,310,088	(27,063)	19721%
Sales, marketing and other operating expenses	(25,170)	(13,081)	92%
Direct labor and factory overheads incurred during plant shutdown	(4,008,200)	(5,348,022)	(25%)
Other operating loss	—	(15,776)	(100%)
General and administrative expenses	(6,940,951)	(2,385,039)	191%
Loss from operations	(5,664,233)	(7,788,981)	(27%)
Other income	71,660	75,528	(5%)
Loss before taxes	(5,592,573)	(7,713,453)	(27%)
Income tax benefit	387,229	1,929,076	(80%)
Net loss	$(5,205,344)	$(5,784,377)	(10%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2021 as compared to the same period in 2020:

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase
	June 30, 2021		June 30, 2020		of Net Revenue
Segment		% of total		% of total
Bromine	$14,836,428	90%	$4,949,863	84%	200%
Crude Salt	1,570,823	10%	967,290	16%	62%
Chemical Products	—		—	—	—
Natural Gas	—		—	—	—
Total sales	$16,407,251	100%	$5,917,153	100%	177%

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2021	June 30, 2020	Increase
Bromine (excluding volume sold to SYCI)	2,759	1,344	105%
Crude Salt	63,540	58,873	8%

Bromine segment

Net revenue from our bromine segment increased to $14,836,428 for the six-month period ended June 30, 2021 compared to $4,949,863 for the same period in 2020 respectively, due to the higher selling price and selling quantity.

Crude salt segment

Net revenue from our crude salt segment increased to $1,570,823 for the six-month period ended June 30, 2021 compared $967,290 for the same period in 2020, respectively, due to the higher selling price and selling quantity.

Chemical products segment

For the six-month period ended June 30, 2021 and 2020, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the six-month period ended June 30, 2021 and 2020, the net revenue for the natural gas was $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2021		June 30, 2020		Net Revenue
Segment		% of total		% of total
Bromine	$9,067,539	82%	$4,879,059	82%	86%
Crude Salt	2,029,624	18%	1,065,157	18%	91%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$11,097,163	100%	$5,944,216	100%	87%

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2020	31,506	17%
Six-month period ended June 30, 2021	31,506	27%
Variance of the six-month period ended June 30, 2021 and 2020	—	10%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 27% for the six-month period ended June 30, 2021 compared to 17% recorded for the six-month period ended June 30, 2020.

Bromine segment

For the six-month period ended June 30, 2021 the cost of net revenue for the bromine segment was $9,067,539. This $4,188,480 increase was primarily attributable to the increase in quantity sold leads to higher costs.

For the six-month period ended June 30, 2020 the cost of net revenue for the bromine segment was $4,879,059.

Crude salt segment

For the six-month period ended June 30, 2021 the cost of net revenue for the crude salt segment was $2,029,624.The cost of net revenue for our crude salt segment for the six-month period ended June 30, 2020 was $1,065,157. This $964,467 increase was primarily attributable to the increase in factory overhead per unit produced, which was mainly caused by the increase in depreciation charges of plant and equipment for three factories that resumed operation in the three-month ended June 30, 2020.

For the six-month period ended June 30, 2020 the cost of net revenue for the crude salt segment was $1,065,157.

Natural gas segment

Cost of net revenue for our natural gas segment for the six-month period ended June 30, 2021 and 2020 was $0.

Gross Profit. Gross loss was $5,310,088, or 32%, of net revenue for six-month period ended June 30, 2021 compared to $27,063, or 0.5%, of net revenue for the same period in 2020.

	Gross Profit (Loss) by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2021		June 30, 2020		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$5,768,889	39%	$70,804	1%	38%
Crude Salt	(458,801)	(29%)	(97,867)	(10%)	(19%)
Chemical Products	—	—	—	—
Natural Gas	—	—	—	—%
Total Gross Profit	$5,310,088	32%	$(27,063)	(0.5%)	32%

Bromine segment

For the six-month period ended June 30, 2021, the gross profit margin for our bromine segment was 39%. This 38% increase was due to the higher selling price and selling quantity.

For the six-month period ended June 30, 2020, the gross profit margin for our bromine segment was 1%.

Crude salt segment

For the six-month period ended June 30, 2021, the gross loss margin for our crude salt segment was 29%.

For the six-month period ended June 30, 2020 the gross loss margin for our crude salt segment was 10%.

Chemical products segment

For the six-month period ended June 30, 2021, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement. As a result of the course, there were no chemical products for sale for the six-month period ended June 30, 2021.

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $4,008,200 and $5,348,022 incurred for the six-month period end June 30, 2021 and 2020, respectively, were for factories that have not resumed production in the six-month periods ended June 30, 2021 and 2020.

General and Administrative Expenses. General and administrative expenses were $6,940,951 for the six-month period ended June 30, 2021, a increase of $4,555,912 (or 191%) as compared to$2,385,039 for the same period in 2020.

Income (Loss) from Operations. Loss from operations was $5,664,233 for the six-month period ended June 30, 2021, compared to a loss of $7,788,981 in the same period in 2020.

	Income(Loss) from Operations by Segment
	Six-Month Period Ended June 30, 2021		Six-Month Period Ended June 30, 2020
Segment:		% of total		% of total
Bromine	$1,402,668	(79%)	$(4,345,522)	55%
Crude Salt	(1,588,020)	89%	(2,125,054)	27%
Chemical Products	(1,487,781)	83%	(1,365,561)	17%
Natural Gas	(117,637)	7%	(102,116)	1%
Loss from operations before corporate costs	(1,790,770)	100%	(7,938,253)	100%
Corporate costs	(3,279,313)		(233,059)
Unrealized gain on translation of intercompany balance	(594,150)		382,331
Loss from operations before taxes	$(5,664,233)		$(7,788,981)

Bromine segment

Income from operations from our bromine segment was $1,402,668 for the six-month period ended June 30, 2021, compared to a loss of $4,345,522 in the same period in 2020.

Crude salt segment

Loss from operations from our crude salt segment was $1,588,020 for the six-month period ended June 30, 2021, compared to a loss of $2,125,054 in the same period in 2020.

Chemical products segment

Loss from operations from our chemical products segment was $1,487,781 for the six-month period ended June 30, 2021, compared to a loss of $1,365,561 in the same period in 2020.

Natural gas segment

Loss from operations from our natural gas segment was $117,637 for the six-month period ended June 30, 2021, compared to a loss of $102,116 in the same period in 2020.

Other Income, Net. Other income, net of $71,660 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2021, a decrease of $3,868 (or approximately 5%) as compared to the same period in 2020.

Net Income (Loss). Net loss was $5,205,344 for the six-month period ended June 30, 2021, compared to a net loss of $5,784,377 in the same period in 2020.

Effective Tax Rate. Our effective income tax benefit rate for the six-month period ended June 30, 2021 and 2020 was 7% and 25%, respectively. The effective tax rate for the three-month period ended June 30, 2021 was 18% lower than the PRC statutory income tax rate of 25% mainly due to non-taxable items in connection with the unrealized exchange gain for the Company off set by non-deductible expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, cash and cash equivalents were $97,058,027 as compared to $94,222,538 as of December 31, 2020. The components of this increase of $2,835,489 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$7,025,775	$1,177,752
Net cash used in investing activities	(5,806,435)	(9,860,142)
Net cash used in financing activities	(296,597)	(264,976)
Effects of exchange rate changes on cash and cash equivalents	1,912,746	(1,382,029)
Net decrease in cash and cash equivalents	$2,835,489	$(10,329,395)

For the six-month period ended June 30, 2021, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the six-month period ended June 30, 2021, cash flow provided by operating activities of approximately $7.02 million was mainly due to a decrease in accounts receivable of $1.8 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment, reduced by a net loss of $8.2 million and an adjustment for income tax benefit of $0.4 million.

During the six-month period ended June 30, 2020, cash flow provided by operating activities of approximately $1.18 million was mainly due to a decrease in accounts receivable of $1.8 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment, reduced by a net loss of $7.6 million and an adjustment for income tax benefit of $1.93million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
		% of total		% of total
Aged 1-30 days	$3,404,318	72%	$3,801,417	58%
Aged 31-60 days	1,336,941	28%	2,720,381	42%
Aged 61-90 days	—	%	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	-49
Aged 181-210 days	—	—	—	-41
Aged 211-240 days	—	—	—	—
Total	$4,741,259	100%	$6,521,798	100%

The overall accounts receivable balance as of June 30, 2021 decreased by $1,780,539, as compared to those of December 31, 2020. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month and six-month periods ended June 30, 2021 is required.

Inventory

Our inventory consists of the following:

	June 30, 2021		December 31, 2020
		% of total		% of total
Raw materials	$56,267	8%	$21,484	5%
Finished goods	621,151	92%	398,125	95%
Total	$677,418	100%	$419,609	100%

The net inventory level as of June 30, 2021 increased by $257,809 (or 61%), as compared to the net inventory level as of December 31, 2020.

Raw materials increased by $34,783 as of June 30, 2021 as compared to December 31, 2020.

Our finished goods increased by $223,026 as of June 30, 2021 as compared to December 31, 2020.

Net Cash Used in Investing Activities

For the six-month period ended June 30, 2021, we used approximately $5.8 million to acquire property, plant and equipment.

For the six-month period ended June 30, 2020, we used approximately $9.9 million to acquire property, plant and equipment.

Net Cash Used in Financing Activities

For the six-month period ended June 30, 2021 and 2020, we used $0.3 million to repay finance lease obligation.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $97 million at June 30, 2021, all which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 13, 2021	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 13, 2021	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)