Form 10-Q
period 2021-09-30
GULF RESOURCES, INC.
filed 2021-11-15
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

As of November 13, 2021, the registrant had outstanding 10,469,477 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2021 Unaudited	December 31, 2020 Audited
Current Assets
Cash	$98,880,826	$94,222,538
Accounts receivable	13,433,116	6,521,798
Inventories, net	489,502	419,609
Prepayments and deposits	5,116,702	6,146,461
Other receivable	559	559
Total Current Assets	117,920,705	107,310,965
Non-Current Assets
Property, plant and equipment, net	150,414,047	148,947,689
Finance lease right-of use assets	183,118	186,272
Operating lease right-of –use assets	8,328,584	8,868,661
Prepaid land leases, net of current portion	10,194,743	10,134,004
Deferred tax assets	17,397,924	18,590,227
Total non-current assets	186,518,416	186,726,853
Total Assets	$304,439,121	$294,037,818

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts , other payable and accrued expenses	$10,227,804	$5,081,701
Taxes payable-current	2,223,200	1,326,179
Finance lease liability, current portion	191,719	217,070
Operating lease liabilities, current portion	474,695	477,350
Total Current Liabilities	13,117,418	7,102,300
Non-Current Liabilities
Finance lease liability, net of current portion	1,740,499	1,888,903
Operating lease liabilities, net of current portion	7,357,483	8,022,342
Total Non-Current Liabilities	9,097,982	9,911,245
Total Liabilities	$22,215,400	$17,013,545
Commitment and Loss Contingencies

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,515,307 and 10,043,307 shares issued; 10,469,477 and 9,997,477 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	24,375	24,139
Treasury stock; 45,830 and 45,830 shares as of September 30, 2021 and December 31, 2020 at cost	(510,329)	(510,329)
Additional paid-in capital	100,569,160	97,435,316
Retained earnings unappropriated	151,576,627	151,388,356
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	6,330,344	4,453,247
Total Stockholders’ Equity	282,223,721	277,024,273
Total Liabilities and Stockholders’ Equity	$304,439,121	$294,037,818

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended September 30,		Nine -Month Period Ended September 30,
	2021	2020	2021	2020

NET REVENUE
Net revenue	$17,753,669	$10,482,185	$34,160,920	$16,399,338

OPERATING INCOME (EXPENSE)
Cost of net revenue	(8,197,697)	(6,750,055)	(19,294,860)	(12,694,271)
Sales, marketing and other operating expenses	(19,035)	(15,785)	(44,205)	(28,866)
Direct labor and factory overheads incurred during plant shutdown	(1,229,058)	(1,538,193)	(5,237,258)	(6,886,215)
General and administrative expenses	(1,209,818)	(4,911,970)	(8,150,769)	(7,297,010)
Other operating income (loss)	(86)	—	(86)	(15,775)
Total operating expense	(10,655,694)	(13,216,003)	(32,727,178)	(26,922,137)

INCOME(LOSS) FROM OPERATIONS	7,097,975	(2,733,818)	1,433,742	(10,522,799)

OTHER INCOME (EXPENSE)
Interest expense	(32,420)	(32,257)	(108,650)	(102,573)
Interest income	73,707	70,819	221,597	216,662
Other (income) expenses	4,636	—	4,636	—
INCOME(LOSS) BEFORE TAXES	7,143,898	(2,695,256)	1,551,325	(10,408,710)

INCOME TAX BENEFIT	(1,750,283)	(217,325)	(1,363,054)	1,711,751
NET INCOME(LOSS)	$5,393,615	$(2,912,581)	$188,271	$(8,696,959)

COMPREHENSIVE LOSS:
NET INCOME(LOSS)	$5,393,615	$(2,912,581)	$188,271	$(8,696,959)
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	(1,272,449)	11,120,339	1,877,097	6,826,849
COMPREHENSIVE INCOME(LOSS)	$4,121,166	$8,207,758	$2,065,368	$(1,870,110)

INCOME(LOSS) PER SHARE:
BASIC AND DILUTED	$0.52	$(0.30)	$0.02	$(0.91)

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC AND DILUTED	10,469,477	9,566,333	10,469,477	9,533,729

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2021
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2021 (Unaudited)	10,515,307	10,469,477	45,830	$24,375	$(510,329)	$100,569,160	$146,183,012	$24,233,544	$7,602,793	$278,102,555
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(1,272,449)	(1,272,449)
Net income for three-month period ended September 30, 2021	—	—	—	—	—	—	5,393,615	—	—	5,393,615
BALANCE AT SEPTEMBER 30, 2021 (Unaudited)	10,515,307	10,469,477	45,830	$24,375	$(510,329)	$100,569,160	$151,576,627	$24,233,544	$6,330,344	$282,223,721

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2020 (Unaudited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$154,024,022	$24,233,544	$(19,785,297)	$253,029,232
Restricted shares issued for services	480,050	480,050		235		2,350,015				2,350,250
Translation adjustment	—	—	—	—	—	—	—	—	11,120,339	11,120,339
Net loss for three-month period ended September 30, 2020	—	—	—	—	—	—	(2,912,581)	—	—	(2,912,581)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,393,403	$151,111,441	$24,233,544	$(8,664,958)	$263,587,240

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2020 (Audited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$151,388,356	$24,233,544	$4,453,247	$277,024,273
Restricted shares	472,000	472,000	—	236	—	3,133,844	—	—	—	3,134,080
Translation adjustment	—	—	—	—	—	—	—	—	1,877,097	1,877,097
Net income for nine-month period ended September 30, 2021	—	—	—	—	—	—	188,271	—	—	188,271
BALANCE AT SEPTEMBER 30, 2021 (Unaudited)	10,515,307	10,469,477	45,830	$24,375	$(510,329)	$100,569,160	$151,576,627	$24,233,544	$6,330,344	$282,223,721

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2019 (Audited)	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$159,808,400	$24,233,544	$(15,491,807)	$263,107,100
Restricted shares issued for services	480,050	480,050		235		2,350,015				2,350,250
Translation adjustment	—	—	—	—	—	—	—	—	6,826,849	6,826,849
Net loss for nine-month period ended September 30, 2020	—	—	—	—	—	—	(8,696,959)	—	—	(8,696,959)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,393,403	$151,111,441	$24,233,544	$(8,664,958)	$263,587,240

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$188,271	$(8,696,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest on finance lease obligation	103,212	102,220
Depreciation and amortization	12,316,639	11,907,702
Unrealized exchange gain on translation of inter-company balances	283,287	648,331
Deferred tax asset	1,363,055	(1,712,229)
Common stock issued for services	3,134,080	2,350,250
Issuance of stock options to employee	—	—
Changes in assets and liabilities:
Accounts receivable	(6,890,373)	(2,273,999)
Inventories	(67,328)	300,136
Prepayments and deposits	(2,744,904)	36,012
Other receivables	—	—
Accounts and Other payable and accrued expenses	2,598,030	371,284
Retention payable	—	—
Taxes payable	905,230	716,371
Prepaid land leases	—	(372,259)
Operating lease	(126,655)	(118,850)
Net cash provided by (used in) by operating activities	11,062,544	3,258,010

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,560,152)	(9,860,142)
Net cash used in investing activities	(8,560,152)	(9,860,142)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(290,597)	(264,976)
Net cash used in financing activities	(290,597)	(264,976)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,446,493	2,188,934
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,658,288	(4,678,174)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	94,222,538	100,301,986
CASH AND CASH EQUIVALENTS - END OF PERIOD	$98,880,826	$95,623,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In the opinion of management, the unaudited financial information for the three and nine months ended September 30, 2021 presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for the interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The Company believes this relocation process will cost approximately $64 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $43,566,920 and $33,496,295, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of September 30, 2021 and December 31, 2020.

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

(c)           Allowance for Doubtful Accounts

As of September 30, 2021 and December 31, 2020, there were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month and nine-month periods ended September 30, 2021 and 2020.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $98,880,826 and $94,222,538 with these institutions as of September 30, 2021 and December 31, 2020, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $186,074 and $52,325 for the three-month period ended September 30, 2021 and 2020, respectively, and totaled $653,664 and $236,271 for the nine-month period ended September 30, 2021 and 2020, respectively.

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

SEPTEMBER 30, 2021

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

For the three and nine months period ended September 30, 2021 and 2020, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 36,443 shares for the three-month period ended September 30, 2021 and 2020, respectively, and amounted to 20,901 and 74,864 shares for the nine-month period ended September 30, 2021 and 2020, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

(o)        Loss Contingencies

The Company accrues for loss contingencies relating to legal matters, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and could be reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to accruals are reflected in earnings (loss) in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of such liabilities may be materially different from previous estimates.

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

(q)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the nine months ended September 30, 2021.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	September 30, 2021	December 31, 2020

Raw materials	$70,698	$21,484
Finished goods	418,804	398,125
	$489,502	$419,609

There was no allowance for slow-moving inventories as of September 30, 2021 and 2020.

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

In December 2017, the Company paid a one lump sum upfront amount of $9,805,249 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of September 30 2021 and December 31, 2020. As of September 30, 2021, the prepaid land lease increased to $10,194,743 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

In June 2021, the civil works had basically been completed for its new chemical factory. But due to the recent supply chain issues as well as the electric restrictions , the delivery of some equipment ,the installation, timing of testing and beginning trial production at the chemical factory will be delayed. At this time, the Company is not in a position to determine the extent of the delays, but it will keep shareholders advised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2021	December 31, 2020
At cost:
Mineral rights	$2,973,716	$2,955,780
Buildings	34,075,173	64,024,667
Plant and machinery	236,574,630	258,400,710
Motor vehicles	137,196	6,553
Furniture, fixtures and office equipment	2,452,098	3,318,564
Construction in process	24,696,439	12,095,565
Total	300,909,252	340,801,839
Less: Accumulated depreciation and amortization	(150,495,205)	(173,212,554)
Impairment	—	(18,641,596)
Net book value	$150,414,047	$148,947,689

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $18,061,432 and $19,302,600 as at September 30, 2021 and December 31, 2020, respectively.

During the three-month period ended September 30, 2021, depreciation and amortization expense totaled $4,090,343 of which $730,729, $167,761 and $3,191,853 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the same period in 2020, depreciation and amortization expense totaled $4,347,139 of which $1,025,344, $203,149 and $3,118,646 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

During the nine-month period ended September 30, 2021,depreciation and amortization expense totaled $12,312,345 of which $3,305,955, $494,862 and $8,511,528 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the same period of 2020,depreciation and amortization expense totaled $11,903,728 of which $4,771,228, $602,968 and $6,529,532 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

NOTE 5 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	September 30, 2021	December 31, 2020
At cost:
Buildings	$126,885	$126,120
Plant and machinery	2,321,184	2,307,184
Total	2,448,069	2,433,304
Less: Accumulated depreciation and amortization	(2,264,951)	(2,247,032)
Net book value	$183,118	$186,272

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and nine months period ended September 30, 2021, depreciation and amortization expense totaled $1,431 and $4,293, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and nine months period ended September 30, 2020, depreciation and amortization expense totaled $1,339 and $3,974, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT–OF USE ASSETS

As of September 30, 2021, the total operating lease ROU assets was $8,328,584. The total operating lease cost for the three-month period ended September 30, 2021 and 2020 was $240,699 and $211,242.

The total operating lease cost for the nine-month period ended September 30, 2021 and 2020 was $721,994 and $647,351.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $7,973,128 as at September 30, 2021.

NOTE 7 – ACCOUNTS PAYABLE, OTHER PAYABLE AND ACCRUED EXPENSES

Accounts payable, other payable and accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Accounts payable	$653,102	$479,958
Salary payable	241,983	320,549
Social security insurance contribution payable	—	49,167
Other payable-related party (see Note 8)	72,148	95,616
Deposit on subscription of a subsidiary’s share	—	153,260
Accrued expense-construction	6,511,439	3,537,644
Accrued expense-others	2,749,132	445,507
Total	$10,227,804	$5,081,701

NOTE 8– RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $96,194 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three and nine months ended September 30, 2021 was approximately $24,048 and $71,926. The expense associated with this agreement for the three and nine months ended September 30, 2020 was approximately $22,902 and $66,945.

NOTE 9– TAXES PAYABLE

	September 30,	December 31,
	2021	2020
Land use tax payable	$838,634	$833,576
Value added tax and other taxes payable	1,384,566	492,603
Land use tax payable	$2,223,200	$1,326,179

NOTE 10 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	September 30,	December 31,
	Interest rate	2021	2020
Total finance lease liability	6.7%	$1,932,218	$2,105,973
Less: Current portion		(191,719)	(217,070)
Finance lease liability, net of current portion		$1,740,499	$1,888,903

Interest expenses from capital lease obligations amounted to $32,015 and $32,211 for the three-month period ended September 30, 2021 and 2020, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $103,212 and $102,220 for the nine-month period ended September 30, 2021 and 2020, respectively, which were charged to the condensed consolidated statement of income (loss). The remaining finance lease term at September 30, 2021 was 10 years.

The components of operating lease liabilities as follows:

	Imputed	September 30,	December 31,
	Interest rate	2021	2020
Total Operating lease liabilities	4.89%	$7,832,178	$8,499,692
Less: Current portion		(474,695)	(477,350)
Operating lease liabilities, net of current portion		$7,357,483	$8,022,342

The weighted average remaining operating lease term at September 30, 2021 was 21 years and the weighted average discounts rate was 4.89%. Lease payments for the three-month period ended September 30, 2021 and 2020, respectively, were $68,467 and $60,987. Lease payments for the nine-month period ended September 30, 2021 and 2020, respectively, were $848,660 and $765,288.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$289,415	$685,533
the next 13 to 24 months	289,415	692,907
the next 25 to 36 months	289,415	690,537
the next 37 to 48 months	289,415	698,400
the next 49 to 60 months	289,415	703,031
thereafter	1,157,658	10,906,847
Total	2,604,733	14,377,255
Less: Amount representing interest	(672,515)	(6,545,077)
Present value of net minimum lease payments	$1,932,218	$7,832,178

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2021 for SCHC, SYCI and DCHC is 16%, 14% and 0% of its registered capital respectively.

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“ 2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of September 30, 2021, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan is 159,248 shares.

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

For the three months ended September 30, 2021 and 2020, total compensation costs for options issued recorded in the consolidated statement of loss were $0.

During the three and nine months ended September 30, 2021, there were no options granted to employees or non-employees.

 The following table summarizes all Company stock option transactions between January 1, 2021 and September 30, 2021.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2021	121,600	$7.09	$3.57 - $7.27
Exercised during the period	—	—	—
Expired during the period	(115,600)	—	$7.27
Balance, September 30, 2021	6,000	$3.57	$3.57

Stock Options and Warrants Outstanding and Exercisable
			Weighted Average
			Remaining
	Outstanding at September 30, 2021	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	6,000	$3.57	0.17

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2021 was $4,710.

During the three and nine months ended September 30, 2021 and 2020, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2021 and 2020, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2021 and 2020.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and nine-month periods ended September 30, 2021 and 2020.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2021 and 2020 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of September 30, 2021 and December 31, 2020, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $129,102,421 and $126,643,733, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2021 and December 31, 2020, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of September 30, 2021 and December 31, 2020, the unrecognized WHT are $5,404,946 and $5,288,346, respectively.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
Current taxes – PRC	$—	$—	$—	$—
Deferred taxes	(1,750,283)	484,792	(1,363,054)	2,196,079
Change in valuation allowance	—	(702,117)	—	(484,328)
	$(1,750,283)	$(217,325)	$(1,363,054)	$1,711,751

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Deferred tax liabilities	$—	$—

Deferred tax assets:
Impairment on property, plant and equipment	—	2,907,548
Impairment on prepaid land lease	877,244	883,884
Exploration costs	1,919,666	1,908,087
Compensation costs of unexercised stock options	1,614	74,883
Miscellaneous	(77,241)	—
PRC tax losses	23,352,679	21,643,028
US federal net operating loss	1,267,960	1,045,503
Total deferred tax assets	27,341,922	28,462,933
Valuation allowance	(9,943,998)	(9,872,706)
Net deferred tax asset	$17,397,924	$18,590,227

The increase in valuation allowance for the three-month period ended September 30, 2021 is $13,366.

The increase in valuation allowance for the three-month period ended September 30, 2020 is $971,844.

The increase in valuation allowance for the nine-month period ended September 30, 2021 is $71,292.

The increase in valuation allowance for the nine-month period ended September 30, 2020 is $782,697.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2021 and December 31, 2020 and no amounts accrued for penalties and interest for the three and nine months ended September 30, 2021 and 2020.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Three-Month Period Ended September 30, 2021	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$14,913,004	$2,840,665	$—	$—	$17,753,669	$—	$17,753,669
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	6,909,542	561,373	(535,047)	(49,295)	6,886,573	211,402	7,097,975
Income tax benefit(expense)	(1,730,425)	(140,590)	120,732	—	(1,750,283)	—	(1,750,283)
Income (loss) from operations after income tax benefit (expense)	5,179,117	420,783	(414,315)	(49,295)	5,136,290	211,402	5,347,692
Total assets	144,690,423	33,983,687	123,734,291	1,641,720	304,050,121	389,000	304,439,121
Depreciation and amortization	2,652,509	1,354,811	72,939	11,516	4,091,775	—	4,091,775
Capital expenditures	188,529	—	2,565,188	—		—	2,753,717

Three-Month Period Ended September 30, 2020	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$9,181,747	$1,300,438	$—	$—	$10,482,185	$—	$10,482,185
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	1,962,262	(484,278)	(673,377)	(48,550)	756,057	(3,489,875)	(2,733,818)
Income tax benefit (expense)	(490,553)	121,066	152,162	—	(217,325)	—	(217,325)
Income (loss) from operations after income tax benefit (expense)	1,471,709	(363,212)	(521,215)	(48,550)	538,732	(3,489,875)	(2,951,143)
Total assets	127,506,049	34,760,524	114,000,520	1,612,833	277,879,926	16,697	277,896,623
Depreciation and amortization	3,299,845	898,783	114,466	35,383	4,348,477	—	4,348,477
Capital expenditures	—	—	—	—	—	—	—

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2021	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$29,749,432	$4,411,488	$—	$—	$34,160,920	$—	$34,160,920
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	8,312,210	(1,026,647)	(2,022,828)	(166,932)	5,095,803	(3,662,061)	1,433,742
Income tax benefit(expense)	(2,084,253)	256,876	464,323	—	(1,363,054)	—	(1,363,054)
Income (loss) from operations after income tax benefit (expense)	6,227,957	(769,771)	(1,558,505)	(166,932)	3,732,749	(3,662,061)	70,688
Total assets	144,690,423	33,983,687	123,734,291	1,641,720	304,050,121	389,000	304,439,121
Depreciation and amortization	8,183,640	3,835,533	210,420	87,046	12,316,639	—	12,316,639
Capital expenditures	188,529	—	8,371,623	—	8,560,152	—	8,560,152

Nine-Month Period Ended September 30, 2020	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$14,131,610	$2,267,728	$—	$—	$16,399,338	$—	$16,399,338
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit (expense)	(2,383,260)	(2,609,332)	(2,038,938)	(150,666)	(7,182,196)	(3,340,603)	(10,522,799)
Income tax benefit (expense)	577,593	672,311	461,847	—	1,711,751	—	1,711,751
Loss from operations after income tax benefit (expense)	(1,805,667)	(1,937,021)	(1,577,091)	(150,666)	(5,470,445)	(3,340,603)	(8,811,048)
Total assets	127,506,049	34,760,524	114,000,520	1,612,833	277,879,926	16,697	277,896,623
Depreciation and amortization	8,536,625	2,926,228	339,747	105,102	11,907,702	—	11,907,702
Capital expenditures	3,157,669	646,752	6,055,721	—	9,860,142	—	9,860,142

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2021	2020	2021	2020
Total segment operating income (loss)	$6,886,573	$756,057	$5,095,803	$(7,182,196)
Corporate costs	(99,461)	(2,459,213)	(3,378,774)	(2,692,272
Unrealized gain (loss) on translation of intercompany balance	310,863	(1,030,662)	(283,287)	(648,331)
Loss from operations	7,097,975	(2,733,818)	1,433,742	(10,522,799)
Other income, net of expense	45,923	38,562	117,583	114,089
Loss before taxes	$7,143,898	$(2,695,256)	$1,551,325	$(10,408,710)

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2021.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,233	$1,010	$—	$4,243	23.9%
2	Shouguang Weidong Chemical Company Limited	$2,801	$783	$—	$3,584	20.2%
3	Shandong Brother Technology Limited	$2,757	$1,048	$—	$3,805	21.4%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2021.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$5,881	$1,599	$—	$7,480	21.9%
2	Shouguang Weidong Chemical Company Limited	$4,726	$1,281	$—	$6,007	17.6%
3	Shandong Brother Technology Limited	$4,587	$1,533	$—	$6,120	17.9%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,911	$464	$—	$2,375	22.7%
2	Shandong Brother Technology Limited	$1,197	$452	$—	$1,649	15.7%
3	Shouguang Weidong Chemical Company Limited	$1,266	$383	$—	$1,649	15.7%
4	Dongying Bomeite Chemical Company Limited	$1,082	$—	$—	$1,082	10.3%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$1,174	$—	$—	$1,174	11.2%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,790	$785	$—	$3,575	21.8%
2	Shandong Brother Technology Limited	$1,806	$752	$—	$2,558	15.6%
3	Shouguang Weidong Chemical Company Limited	$2,313	$634	$—	$2,947	18%
4	Dongying Bomeite Chemical Company Limited	$1,689	$—	$—	$1,689	10.3%
5	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$1,942	$—	$—	$1,942	11.8%

NOTE 15– CUSTOMER CONCENTRATION

During the nine-month period ended September 30, 2021, the Company sold 76.9% of its products to its top five customers. As of September 30, 2021, amounts due from these customers were $11,280,670.

During the nine-month period ended September 30, 2020, the Company sold 78.1% of its products to its top five customers. As of September 30, 2020, amounts due from these customers were $5,869,884.

NOTE 16– MAJOR SUPPLIERS

During the nine-month period ended September 30, 2021 the Company purchased 100% of its raw materials from its top five suppliers.  As of September 30, 2021, amounts due to those suppliers were $653,102.

During the nine-month period ended September 30, 2020 the Company purchased 100% of its raw materials from its top five suppliers.  As of September 30, 2020, amounts due to those suppliers were $610,816.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2021 and December 31, 2020.

NOTE 18 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of September 30, 2021:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$96,194	$10,303,032
the next 13 to 24 months	96,194	758,319
the next 25 to 36 months	—	—
Total	$192,388	$11,061,351

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of September 30, 2021.

NOTE 20 - SUBSEQUENT EVENT

On October 20,2021 , the company updated investors on the impact of issues in the world and Chinese economy on its business operations.

Bromine prices have risen substantially throughout the world and even more substantially in China. In the world market, shipping issues have disrupted delivery. As a result, China has been unable to import its normal share of bromine.

With the shortage in supply and demand, prices of bromine have soared to the highest levels ever recorded.

Since the raw material price increases are lower than the bromine price increase, we believe this type of pricing should be good for our Fourth Quarter 2021 profitability.

The Company has no idea how long the current shortages will last, however, we will keep shareholders informed of any changes we have seen.

The world and Chinese economies have been impacted by supply chain issues in many industries including the energy industry. Shipping shortages have disrupted delivery of many products throughout the world. China has also been impacted by shortages of energy. For example, in some regions of China, the government have restricted electrical usage, including Shouguang City. And some businesses under construction have been restricted from electrical usage in Shouguang City.

The supply chain issues as well as the electric restrictions have delayed the production and delivery of some equipment to the Company‘s new chemical factory. In addition, the Company’s new Yuxin chemical factory has also been restricted from the electrical usage. This means the installation, timing of testing and beginning trial production at the chemical factory will be delayed. At this time, the Company is not in a position to determine the extent of the delays, but it will keep shareholders advised.

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

The Company is still waiting for governmental approval for factories No.2, No.8, and No.10. To its knowledge, the government is currently completing its planning process for all mining areas due to the requirements for co-production of bromine and salt , and including that for prevention of flood. At this time, the Company is not in a position to determine the approval time until government complete its planning, but it will keep shareholders advised.

On November 24, 2017, the Company received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical plants would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park. Chemical companies that were not being asked to move into the park will be permanently closed. Although our chemical plants were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Since our chemical factories closed, the Company has secured from the government the land use rights for its chemical plants located at the Bohai Park and presented a completed construction design draft and other related documents to the local authorities for approval. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 and basically completed the civil works by end of June 2021. Due to the recent supply chain issues as well as the electric restrictions in China, the delivery of some equipment, the equipment installation and testing and beginning trial production at the chemical factory will be delayed. At this time, the Company is not in a position to determine the extent of the delays, but it will keep shareholders advised.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2021 and 2020.

Comparison of the Three-Month Period Ended September 30, 2021 and 2020

	Three-Month Period Ended September 30, 2021	Three-Month Period Ended September 30, 2020	Percent Change Increase/ (Decrease)
Net revenue	$17,753,669	$10,482,185	69%
Cost of net revenue	(8,197,697)	(6,750,055)	21%
Gross profit	9,555,972	3,732,130	156%
Sales, marketing and other operating expenses	(19,035)	(15,785)	21%
Direct labor and factory overheads incurred during plant shutdown	(1,229,058)	(1,538,193)	(20%)
General and administrative expenses	(1,209,818)	(4,911,970)	(75%	)
Other operating income(loss)	(86)	-	100%
Income(Loss) from operations	7,097,975	(2,733,818)	360%
Other income	45,923	38,562	19%
Income(Loss) before taxes	7,143,898	(2,695,256)	365%
Income tax benefit	(1,750,283)	(217,325)	705%
Net income(loss)	$5,393,615	$(2,912,581)	285%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended September 30, 2021 as compared to the same period in 2020:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	September 30, 2021		September 30, 2020		of Net Revenue
Segment		% of total		% of total
Bromine	$14,913,004	84%	$9,181,747	87.59%	62%
Crude Salt	2,840,665	16%	1,300,438	12.41%	118%
Chemical Products	—	—	—	—
Natural Gas	—	—	—	—
Total sales	$17,753,669	100%	$10,482,185	100%	69%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2021	September 30, 2020	Increase (Decrease)
Bromine	2,511	2,301	9%
Crude Salt	79,820	77,854	3%

Bromine segment

For the three-month periods ended September 30, 2021 and 2020, the net revenue for the bromine segment was $14,913,004 and $9,181,747, respectively, due to an increase in selling prices and volume in the third quarter of 2021.

Crude salt segment

For the three-month periods ended September 30, 2021 and 2020, the net revenue for the crude salt was $2,840,665 and $1,300,438 mainly due to an increase in selling prices.

Chemical products segment

For the three-month periods ended September 30, 2021 and 2020, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. As a result of the closure, there were no chemical products for sale for the three-month period ended September 30, 2021. We are setting up a new factory in Bohai Park.

Natural gas segment

For the three-month period ended September 30, 2021 and 2020, the net revenue for the natural gas was $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2021		September 30, 2020		Net Revenue
Segment		% of total		% of total
Bromine	$6,599,977	81%	$5,571,400	82.5%	19%
Crude Salt	1,597,720	19%	1,178,655	17.5%	36%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$8,197,697	100%	$6,750,055	100%	21%

Cost of net revenue reflects mainly the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2020	31,506	29%
Three-month period ended September 30, 2021	31,506	32%
Variance of the three-month period ended September 30, 2021 and 2020	—	3%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 32% for the three-month period ended September 30, 2021 compared to 29% recorded for the three-month period ended September 30, 2020 mainly due to the overall market environment that has been slowly recovering.

Bromine segment

For the three-month period ended September 30, 2021, the bromine segment had a net cost of revenue of $6,599,977, representing an increase of $1,028,577 from the prior year period. The increase of $1,028,577 of cost of revenue was primarily due to an increase in manufacturing unit expenses, which was primarily due to an increase in unit sales during the three months ended 30 September 2021.

For the three-month period ended June 30, 2020 the cost of net revenue for the bromine segment was $5,571,400.

Crude salt segment

For the three-month period ended September 30, 2021 the cost of net revenue for the crude salt segment was $1,597,720.

For the three-month period ended September 30, 2020 the cost of net revenue for the crude salt segment was $1,178,655.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2021 and 2020 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended September 30, 2021 and 2020 was $0.

Gross Profit. Gross profit was $9,555,972, or 54%, of net revenue for three-month period ended September 30, 2021, representing an increase of $5,823,842, as compared to a gross profit of $3,732,130, or 36%, of net revenue for the same period in 2020.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	Septembe 30, 2021		Septembe 30, 2020		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$8,313,027	56%	$3,610,347	39%	17%
Crude Salt	1,242,945	44%	121,783	9%	35%
Chemical Products	—	—	—	—
Natural Gas	—	—	—	—	—
Total Gross Profit	$9,555,972	54%	$3,732,130	36%	15%

Bromine segment

For the three-month period ended September 30, 2021, the gross profit margin for our bromine segment was 56%. This 17% increase was due to the increase in the selling price and volume of bromine sold in the second quarter of 2021.

For the three-month period ended September 30, 2020, the gross profit margin for our bromine segment was 39%.

Crude salt segment

For the three-month period ended September 30, 2021, the gross profit margin for our crude salt segment was 44%.

For the three-month period ended September 30, 2020, the gross profit margin for our crude salt segment was 9%

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,229,058 and $1,538,193 incurred for the three-month period end September 30, 2021 and 2020, respectively, were that of the factories that have not resumed operations in the three-month periods ended September 30, 2021 and 2020.

General and Administrative Expenses. General and administrative expenses were $1,209,818 for the three-month period ended September 30, 2021, a decrease of $3,702,152 as compared to $4,911,970 for the same period in 2020.

Income (loss) from Operations income from operations was $7,097,975 for the three-month period ended September 30, 2021, compared to loss of $2,733,818 in the same period in 2020.

	Loss from Operations by Segment
	Three-Month Period Ended September 30, 2021		Three-Month Period Ended September 30, 2020
Segment:		% of total		% of total
Bromine	$6,909,542	100%	$1,962,262	259%
Crude Salt	561,373	8%	(484,278)	(64%)
Chemical Products	(535,047)	(7%)	(673,377)	(89%)
Natural Gas	(49,295)	(1%)	(48,550)	(6%)
Income(loss) from operations before corporate costs	6,886,573	100%	756,057	100%
Corporate costs	(99,461)		(2,459,213)
Unrealized gain (loss) on translation of Intercompany balance	310,863		(1,030,662)
Income (loss) from operations	$7,097,975		$(2,733,818)

Bromine segment

Income from operations from our bromine segment was $6,909,542 for the three-month period ended September 30, 2021, compared to income from operations of $1,962,262 in the same period in 2020.

Crude salt segment

Income from operations from our crude salt segment was $561,373 for the three-month period ended September 30, 2021, compared to loss from operations of $484,278 in the same period in 2020.

Chemical products segment

Loss from operations from our chemical products segment was $535,047 for the three-month period ended September 30, 2021, compared to loss from operations of $673,377 in the same period in 2020.

Natural gas segment

Loss from operations from our natural gas segment was $49,295 for the three -month period ended September 30, 2021, compared to a loss of $53,270 48,550in the same period in 2020.

Other Income, Net Other income, net of $45,923 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2021, an increase of $7,361 (or approximately 19%) as compared to the same period in 2020.

Net Income (loss) Net income was $5,393,615 for the three-month period ended September30, 2021, compared to a net loss of $2,912,581 in the same period in 2020.

Effective Tax Rate Our effective income tax benefit rate for the three-month period ended September 30, 2021 and 2020 were 25% and 8% respectively. The effective tax rate for the three-month period ended September 30, 2021 was lower than the PRC statutory income tax rate of 25% mainly due to non-taxable items in connection with the unrealized exchange gain for the Company off set by non-deductible expense.

Comparison of the Nine-Month Period Ended September 30, 2021 and 2020

	Nine-Month Period Ended September 30, 2021	Nine-Month Period Ended September 30, 2020	Percent Change Increase/ (Decrease)
Net revenue	$34,160,920	$16,399,338	108%
Cost of net revenue	(19,294,860)	(12,694,271)	52%
Gross profit	14,866,060	3,705,067	301%
Sales, marketing and other operating expenses	(44,205)	(28,866)	53%
Direct labor and factory overheads incurred during plant shutdown	(5,237,258)	(6,886,215)	(23%)
Other operating loss	(86)	(15,776)	-
General and administrative expenses	(8,150,769)	(7,297,009)	12%
Income(Loss) from operations	1,433,742	(10,522,799)	113%
Other income	117,583	114,089	3%
Income(Loss) before taxes	1,551,325	(10,408,710)	114%
Income tax benefit (expense)	(1,363,054)	1,711,751	180%
Net income(loss)	$188,271	$(8,696,959)	102%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the nine-month period ended September 30, 2021 as compared to the same period in 2020:

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent Increase
	September 30, 2021		September 30, 2020		of Net Revenue
Segment		% of total		% of total
Bromine	$29,749,432	87%	$14,131,610	86.2%	110%
Crude Salt	4,411,488	13%	2,267,728	13.8%	95%
Chemical Products	—		—		—
Natural Gas	—		—		—
Total sales	$34,160,920	100%	$16,399,338	100%	108%

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2021	September 30, 2020	Increase
Bromine (excluding volume sold to SYCI)	5,271	3,645	45%
Crude Salt	143,360	136,718	5%

Bromine segment

Net revenue from our bromine segment increased to $29,749,432 for the nine-month period ended September 30, 2021 compared to $14,131,610 for the same period in 2020 respectively, due to the higher selling price and selling quantity.

Crude salt segment

Net revenue from our crude salt segment increased to $4,411,488 for the nine-month period ended September 30, 2021 compared $2,267,728 for the same period in 2020, respectively, due to the higher selling price and selling quantity.

Chemical products segment

For the nine-month period ended September 30, 2021 and 2020, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the nine-month period ended September 30, 2021 and 2020, the net revenue for the natural gas was $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2021		September 30, 2020		Net Revenue
Segment		% of total		% of total
Bromine	$15,971,475	83%	$10,450,459	82%	53%
Crude Salt	3,323,385	17%	2,243,812	18%	48%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$19,294,860	100%	$12,694,271	100%	52%

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

For the nine-month period ended September 30, 2021 the cost of net revenue for the bromine segment was $15,971,475, and increase of $5,521,016 or 52.8%. The majority of the increase was due to an increase in volume of 44.6%. while the remainder was due to cost increases.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2020	31,506	23%
Nine-month period ended September 30, 2021	31,506	23%
Variance of the nine-month period ended September 30, 2021 and 2020	—	0%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 23% for the nine-month period ended September 30, 2021 compared to 23% recorded for the nine-month period ended September 30, 2020.

Bromine segment

For the nine-month period ended September 30, 2021 the cost of net revenue for the bromine segment was $15,971,475. This $5,521,016 increase was primarily attributable to the increase in quantity sold that leads to higher costs.

For the nine-month period ended September 30, 2020 the cost of net revenue for the bromine segment was $10,450,459.

Crude salt segment

For the nine-month period ended September 30, 2021 the cost of net revenue for the crude salt segment was $3,323,385.The cost of net revenue for our crude salt segment for the nine-month period ended September 30, 2020 was $2,243,812.

Natural gas segment

Cost of net revenue for our natural gas segment for the nine-month period ended September 30, 2021 and 2020 was $0.

Gross Profit. Gross profit was $14,866,060, or 44%, of net revenue for nine-month period ended September 30, 2021 compared to $3,705,067, or 23%, of net revenue for the same period in 2020.

	Gross Profit (Loss) by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2021		September 30, 2020		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$13,777,957	46%	$3,681,151	26%	20%
Crude Salt	1,088,103	25%	23,916	1%	24%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total Gross Profit	$14,866,060	44%	$3,705,067	23%	21%

Bromine segment

For the nine-month period ended September 30, 2021, the gross profit margin for our bromine segment was 46%. This 20% increase was due to the higher selling price and selling quantity.

For the nine-month period ended September 30, 2020, the gross profit margin for our bromine segment was 25%.

Crude salt segment

For the nine-month period ended September 30, 2021, the gross profit margin for our crude salt segment was 25%.

For the nine-month period ended September 30, 2020 the gross profit margin for our crude salt segment was 1%.

Chemical products segment

For the nine-month period ended September 30, 2021, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement. As a result of the closure, there were no chemical products for sale for the nine-month period ended September 30, 2021.

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $5,237,258 and $6,886,215 incurred for the nine-month period end September 30, 2021 and 2020, respectively, were for factories that have not resumed production in the nine-month periods ended September 30, 2021 and 2020.

General and Administrative Expenses. General and administrative expenses were $8,150,769 for the nine-month period ended September 30, 2021, an increase of $853,759 (or 12%) as compared to $7,297,010 for the same period in 2020.

Income (Loss) from Operations. Income from operations was $1,433,742 for the nine-month period ended September 30, 2021, compared to a loss of $10,522,799 in the same period in 2020.

	Income(Loss) from Operations by Segment
	Nine-Month Period Ended September 30, 2021		Nine-Month Period Ended September 30, 2020
Segment:		% of total		% of total
Bromine	$8,312,210	163%	$(2,383,260)	34%
Crude Salt	(1,026,647)	(20%)	(2,609,332)	36%
Chemical Products	(2,022,828)	(40%)	(2,038,938)	28%
Natural Gas	(166,932)	(3%)	(150,666)	2%
Income (Loss) from operations before corporate costs	5,095,803	100%	(7,182,196)	100%
Corporate costs	(3,378,774)		(2,692,271)
Unrealized gain on translation of intercompany balance	(283,287)		(648,332)
Income (Loss) from operations before taxes	$1,433,742		$(10,522,799)

Bromine segment

Income from operations from our bromine segment was $8,312,210 for the nine-month period ended September 30, 2021, compared to a loss of $2,383,260 in the same period in 2020.

Crude salt segment

Loss from operations from our crude salt segment was $1,026,647 for the nine-month period ended September 30, 2021, compared to a loss of $2,609,332 in the same period in 2020.

Chemical products segment

Loss from operations from our chemical products segment was $2,022,828 for the nine-month period ended September 30, 2021, compared to a loss of $2,038,938 in the same period in 2020.

Natural gas segment

Loss from operations from our natural gas segment was $166,932 for the nine-month period ended September 30, 2021, compared to a loss of $150,666 in the same period in 2020.

Other Income, Net. Other income, net of $117,583 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2021, a decrease of $3,494 (or approximately 3%) as compared to the same period in 2020.

Net Income (Loss). Net income was $188,271 for the nine-month period ended September 30, 2021, compared to a net loss of $8,696,959 in the same period in 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, cash and cash equivalents were $98,880,826 as compared to $94,222,538 as of December 31, 2020. The components of this increase of $4,658,288 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$11,062,544	$3,258,010
Net cash used in investing activities	(8,560,152)	(9,860,142)
Net cash used in financing activities	(290,597)	(264,976)
Effects of exchange rate changes on cash and cash equivalents	2,446,493	2,188,934)
Net decrease in cash and cash equivalents	$4,658,288	$(4,678,174)

For the nine-month period ended September 30, 2021, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the nine-month period ended September 30, 2021 cash flow provided by operating activities of approximately $11.1 million was mainly due to non-cash adjustments related to depreciation and amortization of property, plant and equipment, and restricted stock expense offset by a net loss of $12.32 million and an increase in accounts receivable of $6.89 million.

During the nine-month period ended September 30, 2020 cash flow provided by operating activities of approximately $3.26 million was mainly due to non-cash adjustments related to depreciation and amortization of property, plant and equipment, and restricted stock expense offset by a net loss of $8.7 million and an increase in accounts receivable of $2.28 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
		% of total		% of total
Aged 1-30 days	$7,445,943	55%	$3,801,417	58%
Aged 31-60 days	4,352,247	32%	2,720,381	42%
Aged 61-90 days	1,634,926	13%	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$13,433,116	100%	$6,521,798	100%

The overall accounts receivable balance as of September 30, 2021 increased by $6,911,318, as compared to those of December 31, 2020. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month and nine-month periods ended September 30, 2021 is required.

Inventory

Our inventory consists of the following:

	September 30, 2021		December 31, 2020
		% of total		% of total
Raw materials	$70,698	14%	$21,484	5%
Finished goods	418,804	86%	398,125	95%
Total	$489,502	100%	$419,609	100%

The net inventory level as of September 30, 2021 increased by $69,893 (or 17%), as compared to the net inventory level as of December 31, 2020.

Raw materials increased by $49,214 as of September 30, 2021 as compared to December 31, 2020.

Our finished goods increased by $20,679 as of September 30, 2021 as compared to December 31, 2020.

Net Cash Used in Investing Activities

For the nine-month period ended September 30, 2021, we used approximately $8.56 million to acquire property, plant and equipment.

For the nine-month period ended September 30, 2020, we used approximately $9.86 million to acquire property, plant and equipment.

Net Cash Used in Financing Activities

For the nine-month period ended September 30, 2021 and 2020, we used $0.3 million to repay finance lease obligation.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $98.88 million at September 30, 2021, all which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2021 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 17 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, leases, property, plant and equipment, recoverability of long lived assets, revenue recognition, income taxes, loss contingencies, and stock-based compensation. These policies and estimates are described in the Company’s 2020 Form 10-K.

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

The Company is in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in discussions regularly with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. Pursuant to a Written Application dated October 28, 2019 addressed to the Court by the Bureau, the Bureau withdrew its application for the enforcement proceedings regarding the administrative penalty imposed on Factory No. 7, Factory No. 8 and Factory No.10. Pursuant to a written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 389 Zhi Yi, dated November 25, 2020, the Court ordered to terminate the enforcement of the case captioned (2019) Lu 0783 Xing Shen No. 389. Production of Factory No. 7 was allowed to resume in April 2019. The Company received a notification from the Shouguang City Government in February 2019 informing the Company that Factory No. 1, No.4, No. 7 and No. 9 have passed inspection and were approved to resume operation.

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

101

The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

GULF RESOURCES, INC.

Dated: November 15, 2021	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 15, 2021	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)