Form 10-K
period 2021-12-31
GULF RESOURCES, INC.
filed 2022-04-12
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34499

Gulf Resources Inc.
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

As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was approximately $44.3 million based upon a closing sale price of $6.33.

As of March 31, 2022, the registrant had outstanding 10,471,924 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

PART I

Item 1. Business.

Introduction

We manufacture and trade bromine and crude salt, natural gas, manufacture and sell chemical products used in oil and gas field explorations and papermaking chemical agents, and materials for human and animal antibiotics . To date, our products have been sold only within the People’s Republic of China. As used in this report, the terms “we,” “us,” “our,” “Company” and “Gulf Resources” refers to Gulf Resources, Inc., a holding company and/or its consolidated wholly-owned subsidiaries, and the terms “ton” and “tons” refers to metric tons, in each case, unless otherwise stated or the context requires otherwise.

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.14508 and $0.15501 during fiscal years 2020 and 2021, respectively, the reporting currency of the Company is the United States dollar (“USD” or $”).

Our Corporate History and Corporate Structure

We (Gulf Resources Inc.) were originally incorporated in Delaware and subsequently re-incorporated in Nevada. From November 1993 through August 2006, we were engaged in the business of owning, leasing and operating coin and debit card pay-per copy photocopy machines, fax machines, microfilm reader-printers and accessory equipment under the name “Diversifax, Inc.”. Due to the increased use of internet services, demand for our services declined sharply, and in August 2006, our Board of Directors decided to discontinue our operations.

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

On November 24, 2015, Gulf Resources, Inc., a Delaware corporation, consummated a merger with and into its wholly-owned subsidiary, Gulf Resources, Inc., a Nevada corporation. As a result of the reincorporation, the Company is now a Nevada corporation.

On December 15, 2015, the Company registered a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered capital of RMB50,000,000, and there was RMB14,848,730 capital contributed by SCHC as of December 31, 2021. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

On September 2, 2016, the Company announced the planned merger of two of its 100% owned subsidiaries, SYCI and SCRC. On March 24, 2017, the legal process of the merger was completed and SCRC was officially deregistered on March 28, 2017. The results of these two subsidiaries were reported under SYCI in the fiscal year 2018.

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

Corporate Structure

Our current corporate structure chart is set forth in the following diagram:

Currently, we operate our business through our wholly-owned subsidiaries in China, including (i) Shouguang City Haoyuan Chemical Company Limited, or SCHC; (ii) Shouguang Yuxin Chemical Industry Co., Limited, or SYCI; and (iii) Daying County Haoyuan Chemical Co., Ltd., or DCHC, each a PRC company.

Our executive offices are located at Level 11, Vegetable Building, Industrial Park of the East in Shouguang City, Shandong Province, P.R.C. Our telephone number is +86 (536) 5670008. Our website address is www.gulfresourcesinc.com. The information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Form 10-K.

 Recent Regulatory Developments in China

Because all of our operations are conducted in China through our wholly-owned subsidiaries, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We do not believe that we are directly subject to these regulatory actions or statements, as we do not have a variable interest entity structure and our business does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Because these statements and regulatory actions are new, however, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on an U.S. exchange.

Cash Transfers and Dividend Distribution

Our corporate structure is a direct holding structure, that is, the overseas entity listed in the U.S., Gulf Resources, Inc., a Nevada corporation (“Gulf Resources”), controls SCHC (the “WFOE”), SYCI and DCHC through the Hong Kong company, Hong Hong Jiaxing Industrial Limited, or Hong Kong Jiaxing.

Within our direct holding structure, the cross-border transfer of funds within our corporate group is legal and compliant with the laws and regulations of the PRC. Foreign investors’ funds can be directly transferred to Hong Kong Jiaxing, and then transferred to subordinate operating entities through SCHC, or the WFOE.

If the Company intends to distribute dividends, the Company will transfer the dividends to Hong Kong Jiaxing in accordance with the laws and regulations of the PRC, and then Hong Kong Jiaxing will transfer the dividends to Gulf Resources, and the dividends will be distributed from Gulf Resources to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions.

In the reporting periods presented in this annual report, no cash and other asset transfers have occurred among the Company and its subsidiaries; and no dividends or distributions of a subsidiary has been made to the Company. For the foreseeable future, the Company does not expect to pay any cash dividends.

Our PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of their registered capitals. These reserves are not distributable as cash dividends.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

Please see “Risk Factors” beginning on page 11 of this annual report for additional information.

Holding Foreign Company Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

Our auditor, WWC, P.C., Certified Public Accountants (“WWC”), is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. WWC, P.C., Certified Public Accountants, is based in the United States and has been inspected by the PCAOB on a regular basis, with the last inspection in November 2021. WWC is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report on December 16, 2021 as a firm subject to the PCAOB’s determination. Notwithstanding the foregoing, if the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, our investors may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA. See Risk Factor –“ Although the audit report included in this annual report was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common stock may be delisted or prohibited from trading.”

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

The Company has completed all the rectification and improvements in accordance with the government requirements, and it is still waiting for governmental approval for factories #2, #8, and #10. To our knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, we may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements. Pursuant to the notification issued from the government of Shouguang City, all bromine facilities in Shouguang City had to be temporarily closed from December 28, 2021 until February 21, 2022 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities in factory No. 1, No. 4, No. 7 and No. 9 during the aforesaid period and commenced production as scheduled on February 21, 2022.

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

To date, we have secured the land for our new chemical factory. The Company also has had the final approval regarding environmental protection assessment and commenced construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. There was an impairment loss on the property, plant and equipment related to the relocation of our chemical plants to Bohai Park in the amount of $16,636,322, since much of the equipment that was used in the chemical factories was relatively old. Further, even if it had been newer, we believe that it might not have passed new environmental tests.  The total cost of building the new factory is currently estimated to be approximately $64 million. The Company incurred relocation costs in the amount of $45,584,344 and $33,496,295 as of December 31, 2021 and 2020.

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

Our Business Segments

Our business operations are conducted in four segments, bromine, crude salt, chemical products, and natural gas.  We manufacture and trade bromine, crude salt and natural gas, and manufacture and sell chemical products used inoil and gas field explorations and papermaking chemical agents, and materials for human and animal antibiotics.  We conduct all of our operations in China.

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

Sales and Marketing

We have an in-house sales staff of 9 persons. Our customers send their orders to us first.  Our in-house sales staff then attempts to satisfy these orders based on our actual production schedules and inventories on hand. Many of our customers have a long term relationship with us. We expect this to continue due to stable demand for mineral products, however, these relationships cannot be guaranteed in the future.

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2021 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, and Shouguang Weidong Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy.

During the year ended December 31, 2021, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $25,020,136 or approximately 51% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 19%, respectively, of total net revenue from the sale of bromine.

During the year ended December 31, 2020, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $11,771,830 or approximately 47% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 19%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2021 and 2020, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $6,080,241 and $3,022,215, respectively, or approximately 100% and 100% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 38% and 36%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2021 and 2020, the net revenue for the chemical products was $0.

Principal Suppliers

Our principal external suppliers are Laizhou Shengfu Chemical Company Limited, Weifang Wanhong Chemical Company Limited, Shandong Xinlong International Trade Company Limited.

During the year ended December 31, 2021 and 2020, we purchased 100% of raw materials for our bromine and crude production from our top three suppliers.

During the year ended December 31, 2021 and 2020, we did not purchase any raw materials for chemical products production. This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

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

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s all bromine facilities, including Factory No.1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated on February 27, 2020 issued by the local governmental authority which allows us to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s factories No.7 and No.1 started trial production on middle of March, 2020, and commenced commercial production on April 3, 2020.

The company is still waiting for governmental approval for factories #2, #8, and #10. To our knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, we may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements. Nevertheless, the Company expects to receive approval to open at least one and potentially more of its closed factories in 2022.

Pursuant to the notification issued from the government of Shouguang City, all bromine facilities in Shouguang City had to be temporarily closed from December 28, 2021 until February 21, 2022. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and resumed production as scheduled on February 21, 2022.

▼ Chemical Products

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (the “November 2017 Letter”). Since then, our chemical factory has been shut down. We believe this is part of the country’s efforts to improve the development of the chemical industry, facilitate safe production and curb environmental pollution, and ensure the quality of living environment of residents. The Company expects to cost approximately $64 million in total in connection with the relocation. The Company incurred relocation costs in the amount of $45,584,344 as of December 31, 2021.

In January 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 and basically completed the civil works by end of June 2021. Nov. 15, 2021, the company announced due to the supply chain issues as well as the electric restrictions in China, the delivery of some equipment, the equipment installation and testing and beginning trial production at the chemical factory had been be delayed. On February 22, 2022, the company announced that discussions with the government have convinced management that the electricity restrictions are being eased. Accordingly, the Company has contacted its suppliers and will have the remainder of the equipment produced and delivered, so the Company can complete installation and begin testing and trial production.

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

Human Capital Resources

Employee Profiles

As of December 31, 2021, we employed approximately 423 full-time employees, of whom approximately 70% are with SCHC and DCHC, and 30% are with SYCI. Approximately 6% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

Total Rewards

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 16% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $950,505 for fiscal year 2021.

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

As a China-based issuer, the Company provides the following material risk factors related to doing business in China:

Risks Related to Doing Business in China

Because all of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development,

●	Result in negative publicity or increase our operating costs,

●	Require significant management time and attention, and

●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our Common Stock.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. PRC has recently proposed new rules that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China-based internet giants. Pursuant to Article 6 of the Measures for Cybersecurity Review (Draft for Comments), companies holding data on more than 1 million users must now apply for cybersecurity approval when seeking listings in other nations due to the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.”

Our business belongs to the chemical industry in China, which does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Based on the advice of PRC counsel and our understanding of currently applicable PRC laws and regulations, listing of our common stock in the U.S. is not subject to the review or prior approval of the Cyberspace Administration of China (the “CAC”) or the China Securities Regulatory Commission (the “CRSC”). Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CRSC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

Uncertainties with respect to the PRC legal system could adversely affect us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters generally. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, these regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in the PRC may be protracted, resulting in substantial costs and diversion of resources and management attention.

If the Chinese government were to impose new requirements for approval from the PRC Authorities to issue our common stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

As of the date of this annual report, we and our PRC subsidiaries, (1) are not required to obtain permissions from any PRC authorities to operate or issue our common stock to foreign investors, (2) are not subject to permission requirements from the CSRC, CAC or any other entity that is required to approve of our PRC subsidiaries’ operations, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded.  We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to listing on U.S. exchange from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. According to the Administration Provision and the Measures (Draft for Comments), only new initial public offerings and refinancing by existent overseas listed Chinese companies will be required to go through the filing process with PRC administrations; other existent overseas listed companies will be allowed sufficient transition period to complete their filing procedure. However, it is uncertain when the Administration Provision and the Measures will take effect or if they will take effect as currently drafted. If it is determined in the future that the approval of the CSRC, the CAC or any other regulatory authority is required for our listing on U.S. exchange, we may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities.

Although the audit report included in this annual report was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common stock may be delisted or prohibited from trading.

The audit report included in this annual report was issued by WWC, P.C. Certified Public Accountants (“WWC”) a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing WWC in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. As an auditor of companies that are registered with the SEC and publicly traded in the United States and a firm registered with the PCAOB, our auditor is required under the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. If we were to engage a different auditor in the future, we would engage an auditor that is U.S.-based and subject to full PCAOB inspection with all materials related to the audit of our financial statements accessible to the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. In such case, we will engage a new qualified and fully inspected auditor, which may result in us delaying or restating our financial statements.

The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors' audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular mainland China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCAA”), which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCAA on December 2, 2020, and the HFCAA was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced disclosures the SEC recommends China-based issuers make regarding such risks. On December 2, 2021, the SEC adopted final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year (as defined in the interim final rules) under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Under the HFCAA, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our Common Stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. WWC is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report on December 16, 2021 as a firm subject to the PCAOB’s determination.

Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and out securities.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in the PRC. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in the PRC generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over the PRC’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in the PRC, in the policies of the Chinese government or in the laws and regulations in the PRC could have a material adverse effect on the overall economic growth of the PRC. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and operating results.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business.

All of our operations are located in China and substantially of our net revenues are derived from customers located in China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management based on foreign laws.

We conduct substantially all of our operations in China, and substantially all of our assets are located in China. In addition, our current officers reside within China and are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside the PRC. In addition, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the U.S. and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

We rely principally on dividends and other distributions on equity from our PRC subsidiaries for our cash requirements, including for services of any debt we may incur.

Our PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries, as a Foreign Invested Enterprise, or FIE, are required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50 percent of its registered capital. These reserves are not distributable as cash dividends. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC subsidiaries to distribute dividends or other payments to their respective shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from making loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any funds we transfer to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises, or FIEs, in China, capital contributions to our PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce, or MOFCOM or its local branches and registration with a local bank authorized by the State Administration of Foreign Exchange, or SAFE. In addition, (i) a foreign loan of less one year duration procured by our PRC subsidiaries is required to be registered with SAFE or its local branches and (ii) a foreign loan of one year duration or more procured by our PRC subsidiaries is required to be applied to the National Development and Reform Commission, or NDRC, in advance for undergoing recordation registration formalities. Any medium or long-term loan to be provided by us to our PRC operating subsidiaries, must be registered with the NDRC and the SAFE or its local branches. We may not be able to complete such registrations on a timely basis, with respect to future capital contributions or foreign loans by us to our PRC Subsidiary. If we fail to complete such registrations, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect as of June 1, 2015. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to use Renminbi converted from the net proceeds of this offering to fund our PRC operating subsidiary, to invest in or acquire any other PRC companies through our PRC Subsidiary, which may adversely affect our business, financial condition and results of operations.

Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict how long such appreciation of RMB against the U.S. dollar may last and when and how the relationship between the RMB and the U.S. dollar may change again. All of our revenues and substantially all of our costs are denominated in Renminbi. We rely on dividends paid by our operating subsidiaries in China for our cash needs. Any significant revaluation of Renminbi may materially and adversely affect our results of operations and financial position reported in Renminbi when translated into U.S. dollars, and the value of, and any dividends payable on, the common stock in U.S. dollars. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount.

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, we primarily rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to our company. However, approval from or registration with appropriate government authorities is required, in principle, where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of the Common stock.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect our operations will be honored by us, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of our facilities by any of these regulators may be limited or prohibited.

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

DCHC is a registered company exploring and developing natural gas and brine resources (including bromine and crude salt) in China located in No.14 team, Liguanggou Village, Tianbao Township, Daying County, Suining City, Sichuan Province, China.

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

The Company operates its bromine and crude salt production facilities through its wholly-owned subsidiary SCHC.  SCHC has land use rights to one property (10,790 square meters, or approximately 3 acre) as bromine production area for Factory No. 1 and land lease contracts to seven properties (approximately 17,816 acre), totaling nearly 17,819 acre, located on the south bank of Laizhou Bay on the Shandong Peninsula of the People’s Republic of China.  Each of the properties is accessible by road. The Yiyang railway line is within 50 kilometers and the Yangkou port is five kilometers away.

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

Mineral Rights

The Chinese and provincial governments have enacted a series of laws and regulations relating to the natural resources sector over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation.  The “China Mineral Resources Law” declares state ownership of all mineral resources in China.  However, mineral exploration rights can be purchased, sold and transferred to both domestic and foreign owned companies. Mineral resource rights are granted by the central government permitting recipients to conduct mineral resource activities in a specific area during the license period.  These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the central government a natural resources tax levied at 8% of sales.  The Company was exempt from paying the fee prior to January 1, 2008. Shandong province has determined that bromine is to be extracted only by licensed entities.

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

The mining certificate were renewed in July 2021 with production limit of 24,000 tons of bromine production per year.

On September 21, 2018, we received a closing notice from the People’s Government of Yangkou Town, Shouguang City informing us that we had to shut down our three bromine factories (Factory No. 3,No. 4, and No. 11.).

The following is a description of the land use and mineral rights related to each of the nine properties held by SCHC as of December 31, 2021.

All of the bromine factories are under rectification process without production.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2021	32.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 4 (originally named as Subdivision of Factory No. 1) – State-owned Shouguang Qinshuibo Farm
Area	0.79 acres
Date of Factory lease	January 1, 2011
Factory Lease Term	Twenty Years
Factory lease Expiration Date	2030
The number of remaining years to expiration of the of the factory lease as of December 31, 2021	9.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB5,000,000
Mining Permit No.:	Under application

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2021	31 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2021, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 2 – State Operated Shouguang Qingshuibo Farm
Area	568 acres
Date of Acquisition	December 30, 2010
Land Use Rights Lease Term	Thirty Years
Land Use Rights Expiration Date	2040
The number of remaining years to expiration of the of the land lease as of December 31, 2021	19.7 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB172,500 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 7 (originally named as No. 5)– Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2021	33 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2021	37.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150 (increase 5% per two years)
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2021	37.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2021	38.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,200 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 22, 2011
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2021
The number of remaining years to expiration of the of the land lease as of December 31, 2021	0.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB688,000 (increase 5% per year)
Mining Permit No.:	Under application

Leased Facility

On November 5, 2010, SCHC entered into a Lease Contract with State-Operated Shouguang Qingshuibo Farm. Pursuant to the Lease Contract, SCHC shall lease certain property with an area of 3,192 square meters (or 0.8 acres) and buildings adjacent to the Company’s Factory No. 1.  There are currently non-operating bromine production facilities on the property which have not been in production for more than 12 months.  The annual lease payment for the property is RMB 5.0 million, approximately $784,250, per year and shall be paid by SCHC no later than June 30th of each year.  The term of the Lease Contract is for twenty years commencing January 1, 2011. The Lease Contract may be renewed by SCHC for an additional twenty year period on the same terms.  The Lessor has agreed to permit SCHC to reconstruct and renovate the existing bromine production facilities on the property.

The chart below represents the annual production capacity and annualized utilization ratios for our bromine producing properties currently leased by the Company, which are all located in Shouguang City, Shandong Province, China. There are no proven and probable reserves located on our properties.

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2021 Utilization Ratio	2020 Utilization Ratio
Factory No. 1	—	6,442	6,681	34%	31%
Factory No. 2	April 7, 2007	1,846	4,844	—	—

Factory No. 7* (originally named as No. 5 and No. 7)	October 25, 2007/ January 7, 2009	3,776	6,986	34%	30%

Factory No. 8	September 7, 2009	2,723	4,016	—	—
Factory No. 9	June 7, 2010	759	2,793	51%	66%
Factory No.4 (originally named as Subdivision of Factory No. 1)	January 1, 2011	1	3,186	43%	54%
Factory No. 10	December 22, 2011	1,700	3,000	—	—

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2021			2020
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	2,255	2,234	42,794	1,707	1,802	28,821
Factory No. 2	—	—	—	—	—	—
Factory No. 3**	—	—	—	—	—	—
Factory No. 4**	—	—	—	—	—	—
Factory No. 7* (originally named as No. 5 and No. 7) *	2,398	2,378	43,348	1,768	1,799	28,820

Factory No. 8	—	—	—	—	—	—
Factory No. 9	1,415	1,395	42,072	1,231	1,212	28,668
Factory No. 4( originally know Subdivision of Factory No. 1)	1,380	1,372	41,760	1,154	1,144	28,920
Factory No. 10	—	—	—	—	—	—
Factory No. 11**	—	—	—	—	—	—
Total	7,448	7,379		5,860	5,957

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other., and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

**	Factory No. 3, 4 and 11 were demolished in September 2018.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2021			2020
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	5,870	6,920	216	6,160	5,632	118
Factory No. 2	—	—	—	—	—	—
Factory No. 7* (Originally Named as No. 5 and No. 7) *	116,080	117,100	213	116,083	112,938	120

Factory No. 8	—	—	—	—	—	—
Factory No. 9	58,080	57,700	222	56,822	56,152	118
Total	180,030	181,720		179,065	174,722

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019

Our SYCI’s production facilities did not produce or sold any chemical products for the last two years.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2021 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2021

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	1,056,801
Equity compensation plans not approved by security holders	-	-	--
Total	-	-	1,056,801

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a Nevada holding company which conducts operations through our wholly-owned China-based subsidiaries.  Our business is conducted and reported in four segments, namely, bromine, crude salt, chemical products and natural gas.

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

The Shouguang City Bromine Association, on behalf of all the bromine plants in Shouguang, started discussions with the local government agencies. The local governmental agencies confirmed the facts that their initial requirements for the bromine industry did not include the project approval, the planning approval and the land use rights approval and that those three additional approvals were new requirements of the provincial government. The Company understood from the local government that it has been coordinating with several government agencies to solve these three outstanding approval issues in a timely manner and that all the affected bromine plants willnot be allowed to commence production prior to obtaining those approvals.

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No.4, No. 7 and No. 9 have passed inspection and ccould resume operations. In April 2019, Factory No. 1 and No. 7 resumed operations.

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

On December 27, 2021, Gulf Resources announced that the government of Shouguang City had ordered the closing of all bromine facilities during the period from December 28, 2021 to February 21, 2022. And the company reopened its its four operating bromine and crude salt facilities as planned on February 21, 2022.

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

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Chemical companies that are not being asked to move into the park are being permanently closed.  Since our facrtories closed, the Company has secured from the government the land use rights for its chemical plant On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 due to the COVID-19 in China. The construction is expected to take approximately one year, and an additional six months to complete the equipment installation and testing, Which was delayed due to the supply chain issues as well as the electric restrictions impacted by the Word & Chinese Economy.On February 22, 2022, the Company announced that While the Company did not receive a formal notice from the government regarding the electricity needed for its Yuxin Chemical factory, discussions with the government have convinced management that the electricity restrictions are being eased. Accordingly, the Company has contacted its suppliers and will have the remainder of the equipment produced and delivered, so the Company can complete installation and begin testing and trial production.

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

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI and DCHC, the consolidated financial statements and the information presented below as of and for the year ended December 31, 2021. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

On January 28, 2020 we completed a 1-for-5 reverse stock split of our common stock, such that for each five shares outstanding prior to the stock split there was one share outstanding after the reverse stock split.  All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.

RESULTS OF OPERATIONS.

Year ended December 31, 2021 as compared to year ended December 31, 2020

	Years ended
	December 31, 2021	December 31, 2020	Percent Change Increase/ (Decrease)
Net Revenue	$55,030,586	$28,207,024	95%
Cost of Net Revenue	$(27,132,372)	$(19,415,034)	40%
Gross Profit	$27,898,214	$8,791,990	217%
Sales, Marketing and Other Operating Expense	$(62,964)	$(42,663)	48%
Direct labor and factory overheads incurred during plant shutdown	$(10,718,605)	$(8,170,390)	31%
General and Administrative Expenses	$(9,525,235)	$(10,239,943)	(7%)
Other Operating Expense	$(2,380,540)	$(22,386)	10534%
Profit from Operations	$5,210,870	$(9,683,392)	(154%)
Other Income, Net	$162,230	$154,877	5%
Loss before Taxes	$5,373,500	$(9,528,515)	(156%)
Income Tax Expense (Benefit)	$(6,298,218)	$1,108,471	(668%)
Net loss	$(924,718)	$(8,420,044)	(89%)

Net Loss of $924,718 was mainly due to:(1) the depreciation expense of $4,303,266 incurred for bromine factory No.2, No.8 and No.10 for year 2021;(2) the offset of $2,723,189 to deferred tax assets for SCHC and SYCI; and (3) the compensation costs $3,134,080 for shares issued to company employees, officers and consultant for year 2021.

If we do not consider these unexpected nonrecurring and non-operational factors, and the impairments and write-offs for total $10,160,535, our net income would be adjusted back to $9,235,817 for fiscal year 2021.

Net Revenue The table below shows the changes in net revenue in the respective segment of the Company for the fiscal year 2021 compared to the same period in 2020:

	Net Revenue by Segment
	Year Ended		Year Ended		Percent Increase (Decrease)
	December 31, 2021		December 31, 2020		of Net Revenue
Segment		% of total		% of total
Bromine	$48,871,396	88.9%	$25,184,808	89%	78%
Crude Salt	6,080,242	11%	3,022,216	11%	101%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Equipment Lease	78,948	0.1%			100%
Total sales	$55,030,586	100%	$28,207,024	100%	95%

	Years Ended December 31		Percent Change
Bromine and crude salt segments product sold in tonnes	2021	2020	Increase
Bromine (excluded volume sold to SYCI)	7,379	5,957	24%
Crude Salt	181,720	174,722	4%

	Year Ended		Percentage
Natural gas segments product sold in cubic metre	December 31, 2021	December 31, 2020	Change Decrease
Natural Gas	—	—	—

Bromine segment

Net revenue from our bromine segment increased by 78% to $48,871,396 for the year ended December 31, 2021, compared to $25,184,808 for the year ended December 31, 2020. This increase was due to the 24% increase in tonnes sold and a 57% increase in average selling price.

Crude salt segment

Net revenue from our crude salt segment increased by 101% to $6,080,242 for the year ended December 31, 2021 compared $3,022,216 for the same period in 2020. This increase was due to increases in crude salt unit price.

Chemical products segment

 For the years ended December 31, 2021 and December 31, 2020, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the years ended December 31, 2021, and December 31, 2020, the net revenue for the natural gas was $0.

Equipment Lease

For the year ended December 31, 2021, the net revenue for the equipment lease was $78,948.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2021		December 31, 2020		Net Revenue
Segment		% of total		% of total
Bromine	$22,848,348	84%	$15,950,812	82%	43%
Crude Salt	4,284,024	16%	3,464,222	18%	27%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$27,132,372	100%	$19,415,034	100%	40%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $27,132,372 for the year ended December 31, 2021, an increase of $7,717,338(or 40%) as compared to the same period in 2020 due to the increase of net revenue by 95% for the year ended December 31, 2021 as compared to the same period in 2020 .

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2021	31,506	25%
Fiscal year 2020	31,506	24%
Variance of the fiscal year 2021 and 2020	0	(1%)

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the year ended December 31, 2021 the cost of net revenue for the bromine segment was $22,848,348.

For the year ended December 31, 2020 the cost of net revenue for the bromine segment was $15,950,812.

Crude salt segment

For the year ended December 31, 2021 the cost of net revenue for the crude salt segment was $4,284,024.The cost of net revenue for our crude salt segment for the year ended December 31, 2020 was $3,464,222.

Chemical products segment

Cost of net revenue for our chemical products segment for the fiscal year 2021 and 2020 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the year ended December 31, 2021 and 2020 was $0.

Gross Profit. Gross profit was $27,898,214, or 51%, of net revenue for the year ended December 31, 2021 compared to $8,791,990, or 31%, of net revenue for the same period in 2020.

	Gross Profit (Loss) by Segment				% Point Change
	Year Ended		Year Ended		of Gross
	December 31, 2021		December 31, 2020		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit (loss) Margin
Bromine	$26,023,048	53%	$9,233,996	37%	16%
Crude Salt	1,796,218	30%	(442,006)	(15%)	45%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Equipment Lease	78,948	100%	—	—	100%
Total Gross Profit	$27,898,214	51%	$8,791,990	31%	20%

Bromine segment

For the year ended December 31, 2021, the gross profit margin for our bromine segment was 53%, representing a 16% increase. This increase was primarily attributable to the higher average selling price of bromine of $6,623 per ton in the year ended December 31, 2021 compared to $4,228 per ton in the year ended December 31, 2020.

For the year ended December 31, 2020, the gross profit margin for our bromine segment was 37%.

Crude salt segment

For the year ended December 31, 2021, the gross profit margin for our crude salt segment was 30%, compared to (15%) in the year ended December 31, 2020, representing a 45% increase. This increase was primarily attributable to the higher average selling price of crude salt of $34 per ton in the year ended December 31, 2021 compared to $17 per ton in the year ended December 31, 2020.

Direct labor and factory overheads incurred during plant shutdown. On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC stating that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) amounted $10,718,605 and $8,170,390 for fiscal years 2021 and 2020, which were presented as operating expenses instead of in cost of revenue. The increase in direct labor and factory overhead costs was primarily attributable to the factories operation status during the fiscal year 2021 and year 2020, respectively. These four factories ( including No.1,No.4,No.7 and No.9)were in production during the year 2021,;but Factory No. 4 and Factory No.9 resumed production in May 2020.The depreciation cost for Factories No.2, No.8, and No.10 in 2021 were $4,303,266

General and Administrative Expenses. General and administrative expenses were $9,525,235 for the year ended December 31, 2021, representing a decrease of $714,708 (or 7%) as compared to$10,239,943 for the same period in 2020.

Profit from Operations. Operating profits were $5,210,870 for the fiscal year 2021, compared to a loss of $9,683,392 in the same period in 2020.

	Income (loss) from Operations by Segment
	Year ended December 31, 2021		Year ended December 31, 2020
Segment:		% of total		% of total
Bromine	$13,364,649	140%	$1,616,542	(33%)
Crude Salt	$(1,078,320)	(11%)	$(3,589,494)	73%
Chemical Products	$(2,550,561)	(27%)	$(2,745,297)	56%
Natural Gas	$(167,139)	(2%)	$(204,514)	4%
Profit (Loss) from operations before corporate costs	$9,568,629	100%	$(4,922,763)	100%
Corporate costs	$(3,575,099)		$(2,928,603)
Unrealized gain (loss) on translation of intercompany balance	$(782,660)		$(1,832,026)
Profit (loss) from operations	$5,210,870		$(9,683,392)

Bromine segment

Income from operations from our bromine segment was $13,364,649 for the fiscal year 2021, compared to an income of $1,616,542 in the same period in 2020.

Crude salt segment

Loss from operations from our crude salt segment was $1,078,320 for fiscal year 2021, compared to a loss of $3,589,494 in the same period in 2020.

Chemical products segment

Loss from operations from our chemical products segment was $2,550,561 for the fiscal year 2021, compared to a loss of $2,745,297 in the same period in 2020.

Natural gas segment

Loss from operations from our natural gas segment was $167,139 for the fiscal year 2021, compared to a loss of $204,514 in the same period in 2020.

Other Income, Net. Other income, net, which represent bank interest income, net of finance lease interest expense was $162,630 for the fiscal year 2021, an increase of $7,751 (or approximately 5%) as compared to the same period in 2020.

Net Income (loss). Net loss was $924,718 for the fiscal year 2021, compared to net loss of $8,420,044 in the same period in 2020. This decrease in the net loss was mainlydue to the higher selling price for bromine in fiscal year 2021 compared to year 2020. .

Effective Tax Rate. Our effective income tax (expense) benefit rate for the fiscal years 2021 and 2020 were a expense of 117% and a benefit of 12% respectively. The effective tax rate for the fiscal years 2021 was higher than the PRC statutory income tax rate of 25% mainly due to a non-deductible item in connection with the unrealized exchange loss and an increase in valuation allowance recorded for deferred tax assets arising from net operating losses of the parent company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, cash and cash equivalents were $95,767,263 as compared to $94,222,538 as of December 31, 2020.  The components of this increase of $1,544,725 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2021	2020
Net cash (used in) provided by operating activities	$23,311,169	$9,305,627
Net cash used in investing activities	$(30,093,140)	$(21,719,369)
Net cash used in financing activities	$(290,597)	$(264,976)
Effects of exchange rate changes on cash and cash equivalents	$8,617,293	$6,599,270
Net increase in cash and cash equipment	$1,544,725	$(6,079,448)

For the fiscal years 2021 and 2020, we met our working capital and capital investment requirements by using cash flows from operations and cash on hand.

Net Cash Provided by Operating Activities

During the year ended December 31, 2021, cash flows provided by operating activities of approximately $23.3 million was mainly due to non-cash adjustments related to depreciation and amortization of property, plant and equipment of $21 million, unrealized translation loss of $0.8 million and stock-based compensation expense of $3.1 million reduced by net loss of $6.1 million.

During the year ended December 31, 2020, cash flows provided by operating activities of approximately $8.3 million was mainly due to non-cash adjustments related to depreciation and amortization of property, plant and equipment of $16.0 million, unrealized translation loss of $1.8 million and stock-based compensation expense of $2.4 million reduced by net loss of $8.4 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
		% of total		% of total
Aged 1-30 days	$4,097,207	28%	$3,801,417	58%
Aged 31-60 days	5,164,840	36%	2,720,381	42%
Aged 61-90 days	5,263,760	36%	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$14,525,807	100%	$6,521,798	100%

The overall accounts receivable balance as of December 31, 2021 increased by $8,004,009, as compared to those of December 31, 2020. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. All receivables were collected in the January through March in 2022.

Inventory

Our inventory consists of the following:

	December 31, 2021		December 31, 2020
		% of total		% of total
Raw materials	$42,553	6%	$21,484	5%
Finished goods	648,558	94%	398,125	95%
Total	$691,111	100%	$419,609	100%

The net inventory level as of December 31, 2021 increased by $271,502, as compared to the net inventory level as of December 31, 2020.

Raw materials increased by $21,069 as of December 31, 2021 as compared to December 31, 2020.

Finished goods increased by $250,433 as of December 31, 2021 as compared to December 31, 2020.

Net Cash Used In Investing Activities

For the fiscal year 2021, we used approximately $30 million for investing activities.

For the fiscal year 2020, we used approximately $22 million to acquire property, plant and equipment for the chemical factory.

Net Cash Used In Financing Activities

We have no major financing activities for the year ended December 31, 2021.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

We had available cash of approximately $96 million at December 31, 2021, all of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2021 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 19 - Capital Commitment and Other Service Contractual Obligations.”

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

Allowance for Doubtful Accounts

We make estimates of the uncollectibility of accounts receivable, especially analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID #1171)	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID #00536)	F-4

CONSOLIDATED BALANCE SHEETS	F-7

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	F-8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-9

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-10 – F-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-12 – F-32

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gulf Resources, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2021, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2021, the related notes, and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Property, plant and equipment, net

We determined that the Company’s property, plant and equipment was a critical audit matter based on the principal considerations that property, plant, and equipment constituted more than half of the Company’s total assets, the potential impact of the current economic environment as a result of the global health pandemic and other significant political events, and the carrying value of such assets are subject to estimation, which involves judgment. The plant and equipment may be purchased and placed into service at varying times, and their ability to contribute to the generation of cash flows is impacted by multiple factors, including required installation, demand for the Company’s products, the availability of working capital and raw materials. The audit engagement team addressed this critical accounting matter by reviewing the Company’s accounting policies, and perform extended procedures including physical inspection, corroborated with enquiry, examination of contracts, review of global economic conditions and the Company’s own forecast for demand, review of movement of inventories and the liquidity of the Company, vouching of a sample of purchases, and also perform an independent analysis that included recalculation of depreciation and impairment testing. The engagement team’s testing provided adequate evidence to support our audit opinion and to mitigate the risk of material misstatement to an acceptable level. The accounts that are affected by this critical audit matter is property plant and equipment, and the related depreciation that is allocated into cost of sales, and impairment expense, if any.

Deferred Tax Asset

We determined that the Company’s deferred tax asset was a critical audit matter based on the principal considerations that it was quantitative and qualitative material relative to the total assets of the Company and the carrying value of such assets are subject to estimation, which involves judgment. Future economic conditions, political and regulatory risk may significantly impact the realization of this asset. We had to exercise auditor judgment and extensive effort when conducting audit procedures to determine if management’s estimate is fairly stated.

We performed the following audit procedures and evaluated audit evidence in forming our opinion: enquired and evaluated the reasonableness of assumptions and data points employed by management to develop their estimate based on consideration of future profitability, past performance, review of relevant local tax laws, and independently recalculating the balance. The accounts that are affected by this critical audit matter were deferred tax asset, related valuation allowance, income tax benefit, and income tax expense, if any.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2021.

San Mateo, CA

April 12, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gulf Resources, Inc. and Subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Impairment of Long-Lived Assets

As discussed in Note 1(j) to the consolidated financial statements, long-lived assets held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset be fully recoverable or that the useful lives of those assets are no longer appropriate. Management did not carry out an impairment assessment on its long-lived assets as it determined that there were no such events or changes in circumstances indicating possible impairment.

To the Board of Directors and Stockholders of

Gulf Resources, Inc. and Subsidiaries

(Continued)

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

Loss Contingencies

As discussed in Notes 1(t) and 20 to the consolidated financial statements, the Company accrues for loss contingencies relating to legal matters when such liabilities become probable and reasonably able to be estimated. In August 2018, written decisions of administrative penalty (“Written Decisions”) were served by the Shouguang City Natural Resources and Planning Bureau (“Bureau”) on the Company challenging the land use of six of its bromine and crude salt factories. In May 2019, written decisions of administrative ruling (“Court Rulings”) were made by the Court in favor of the Bureau. The Court orders, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal lessor and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings. As described by management, the Company believes that the likelihood of the enforcement of the Written Decisions and Court Rulings is remote and therefore did not accrue for any estimated losses or impairment losses related to property, plant and equipment, finance lease right-of-use assets and operating lease right-of-use assets.

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

(Continued)

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

Blue Bell, Pennsylvania

April 8, 2021

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31, 2021	December 31, 2020
Current Assets
Cash	$95,767,263	$94,222,538
Accounts receivable, net	14,525,807	6,521,798
Inventories, net	691,111	419,609
Prepayments and deposits	4,450,037	6,146,461
Prepaid land leases	—	—
Other receivables	644	559
Total Current Assets	115,434,862	107,310,965
Non-Current Assets
Property, plant and equipment, net	162,657,546	148,947,689
Finance lease right-of use assets	184,824	186,272
Operating lease right-of-use assets	8,311,127	8,868,661
Prepaid land leases, net of current portion	10,368,469	10,134,004
Deferred tax assets	12,900,034	18,590,227
Total non-current assets	194,422,000	186,726,853
Total Assets	$309,856,862	$294,037,818
Commitment and Contingencies
Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$10,530,776	$5,081,701
Retention payable	—	—
Taxes payable-current	775,708	1,326,179
Amount due to a related party	1,849,044	—
Finance lease liability, current portion	227,429	217,070
Operating lease liabilities, current portion	506,579	477,350
Total Current Liabilities	13,889,536	7,102,300
Non-Current Liabilities
Finance lease liability, net of current portion	1,770,526	1,888,903
Operating lease liabilities, net of current portion	7,557,583	8,022,342
Total Non-Current Liabilities	9,328,109	9,911,245
Total Liabilities	23,217,645	17,013,545

Commitment and Contingencies	—	—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,517,754 and 10,043,307 shares issued; and 10,471,924 and 9,997,477 shares outstanding as of December 31, 2021 and December 31, 2020	24,376	24,139
Treasury stock; 45,830 and 45,830 shares as of December 31, 2021 and December 31, 2020 at cost	(510,329)	(510,329)
Additional paid-in capital	100,569,159	97,435,316
Retained earnings unappropriated	150,463,638	151,388,356
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive income (loss)	11,858,829	4,453,247
Total Stockholders’ Equity	286,639,217	277,024,273
Total Liabilities and Stockholders’ Equity	$309,856,862	$294,037,818

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2021	2020

NET REVENUE	$55,030,586	$28,207,024

OPERATING EXPENSE
Cost of net revenue	(27,132,372)	(19,415,034)
Sales, marketing and other operating expenses	(62,964)	(42,663)
Direct labor and factory overheads incurred during plant shutdown	(10,718,605)	(8,170,390)
General and administrative expenses	(9,525,235)	(10,239,943)
Other operating expense	(2,380,540)	(22,386

	(49,819,716)	(37,890,416)

LOSS FROM OPERATIONS	5,210,870	(9,683,392)

OTHER INCOME (EXPENSE)
Interest expense	(137,178)	(136,430)
Interest income	295,172	291,307
Other (income) expenses	4,636	—

INCOME (LOSS) BEFORE INCOME TAXES	5,373,500	(9,528,515)

INCOME TAX (EXPENSE) BENEFIT	(6,298,218)	1,108,471

NET LOSS	$(924,718)	$(8,420,044)

COMPREHENSIVE INCOME (LOSS):
NET LOSS	$(924,718)	$(8,420,044)
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	7,405,582	19,945,054
COMPREHENSIVE INCOME (LOSS)	$6,480,864	$11,525,010

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.87)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	10,471,924	9,650,619

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2021 AND 2020
(Expressed in U.S. dollars)

	Common stock
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT JANUARY 1, 2020	9,563,257	9,517,427	45,830	$23,904	$(510,329)	$95,043,388	$159,808,400	$24,233,544	$(15,491,807)	$263,107,100
Restricted shares issued for services	480,050	480,050	—	235	—	2,391,928	—	—	—	2,392,163
Currency translation adjustment	—	—	—	—	—	—	—	—	19,945,054	19,945,054
Net loss for year ended December 31, 2020	—	—	—	—	—	—	(8,420,044)	—	—	(8,420,044)
BALANCE AT DECEMBER 31, 2020	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$151,388,356	$24,233,544	$4,453,247	$277,024,273

BALANCE AT JANUARY 1, 2021	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$151,388,356	$24,233,544	$4,453,247	$277,024,273
Restricted shares issued for services	474,447	474,447	—	237	—	3,133,843	—	—	—	3,134,080
Currency translation adjustment	—	—	—	—	—	—	—	—	7,405,582	7,405,582
Net loss for year ended December 31, 2021	—	—	—	—	—	—	(924,718)	—	—	(924,718)
BALANCE AT DECEMBER 31, 2021	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,463,638	$24,233,544	$11,858,829	$286,639,217

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(924,718)	$(8,420,044)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Interest on capital lease obligation	135,707	135,936
Depreciation and amortization	20,543,425	15,987,860
Unrealized translation difference	782,660	1,832,026
Deferred tax asset	6,298,218	(1,108,471)
Stock-based compensation expense	3,134,080	2,392,163
Shares issued from treasury stock for services	—	—
Changes in assets and liabilities
Accounts receivable	(7,749,127)	(1,161,704)
Inventories	(259,999)	292,101
Prepayment and deposits	(2,849,670)	(6,925)
Other receivables	(85)	—
Accounts and other payable and accrued expenses	2,856,504	342,790
Amount due to a related party	1,852,230	—
Taxes payable	(534,307)	(449,915)
Prepaid land leases	—	(372,259)
Operating lease	26,251	(157,931)
Net cash provided by (used in) operating activities	23,311,169	9,305,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,093,140)	(21,719,369)
Net cash used in investing activities	(30,093,140)	(21,719,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(290,597)	(264,976)
Net cash used in financing activities	(290,597)	(264,976)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	8,617,293	6,599,270
NET DECREASE IN CASH AND CASH EQUIVALENTS	1,544,725	(6,079,448)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	94,222,538	100,301,986
CASH AND CASH EQUIVALENTS - END OF YEAR	$95,767,263	$94,222,538

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on finance lease obligation	$136,709	$136,774
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property, plant and equipment included in payables and accrued expenses	$—	$3,537,644

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Expressed in U.S. dollars)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared by Gulf Resources, Inc. (“Gulf Resources”), a Nevada corporation and its subsidiaries (collectively, the “Company”).

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

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic. The duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations and financial position is uncertain. While our operations are currently not materially affected, it is unknown whether or how they may be affected if such a pandemic persists for an extended period. While not yet quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the year of 2021 and will continue to assess the financial impact. The virus outbreak slightly delayed the commencement of the operations for Factory No.1, No.4, No.7, No.9, and it may also delay the approval for the remaining three factories No.2, No.8 and No.10.

(i) Bromine and Crude Salt Segments

In February 2020, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No.4, No. 7 and No. 9 have passed inspection and can resume operations. In April 2019, Factory No. 1 and No. 7 resumed operations.

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
DECEMBER 31, 2021
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

The Company believes this relocation process will cost approximately $64 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payments and deposits for the construction of the new factory building in the amount of $45,584,344 and $33,496,295, which were recorded in the prepaid land leases, prepayments and deposits and property, plant and equipment in the consolidated balance sheets as of December 31, 2021 and 2020.

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
DECEMBER 31, 2021
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

As of December 31, 2021 and December 31, 2020, using the ending exchange rate, there was $72,984 and $0 allowances for doubtful accounts; those corresponding amounts of allowances for doubtful accounts were charged to the consolidated statements of comprehensive income (loss) for years ended December 31, 2021 and 2020.

(f)      Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $95,767,263 and $94,222,538 with these institutions as of December 31, 2021 and 2020, respectively.  The Company has not experienced any losses in such accounts in the PRC.

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
DECEMBER 31, 2021
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
DECEMBER 31, 2021
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

For the year ended December 31, 2021 and 2020, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(k)      Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $950,505 and $295,252 for the years ended December 31, 2021 and 2020, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

(n)      Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 71,327 shares for the years ended December 31, 2021 and 2020, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

Because the Company reported a net loss for the years ended December 31, 2021 and 2020, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

(o)      Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

(q)      Revenue Recognition

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized at a point time when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Revenue from contracts with customers is disaggregated in Note 15. Payments are typically received from customers within 90 days from invoicing and recognition of revenue in accordance to the credit terms extended to customers by the Company.

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
DECEMBER 31, 2021
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

There were no recent accounting pronouncements adopted for the year ended December 31, 2021.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Expressed in U.S. dollars)

NOTE 2 – INVENTORIES

Inventories consist of:

	December 31, 2021	December 31, 2020

Raw materials	$42,553	$21,484
Finished goods	648,558	398,125
	$691,111	$419,609

There was no allowance for slow-moving inventories as of December 31, 2021 and 2020.

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

In December 2017, the Company paid a one lump sum upfront amount of $9,974,704 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of December 31 2021 and 2020. As of December 31, 2021, the prepaid land lease increased to $10,368,469 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

In June 2020, the construction of the new chemical factory commenced and the civil works have basically been completed in June, 2021.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Expressed in U.S. dollars)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2021	December 31, 2020
At cost:
Mineral rights	$3,025,017	$2,955,780
Buildings	34,906,137	64,024,667
Plant and machinery	201,012,254	258,400,710
Motor vehicles	139,563	6,553
Furniture, fixtures and office equipment	2,494,400	3,318,564
Construction in process	44,310,149	12,095,565
Total	285,887,520	340,801,839
Less: Accumulated depreciation and amortization	(123,229,974)	(173,212,554)
Impairment	—	(18,641,596)
Net book value	$162,657,546	$148,947,689

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $17,911,910 and $19,302,600 as at December 31, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2021, there were total $57,388,456 write off on the company plan and machinery, which mainly include the write off of the machinery, wells and aqueducts.

During the year ended December 31, 2021, depreciation and amortization expense totaled $20,537,682 of which $8,318,487, $644,349 and $11,574,846 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue respectively.

During the year ended December 31, 2020, depreciation and amortization expense totaled $15,982,485 of which $5,512,920, $815,605 and $9,653,960 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue respectively.

NOTE 5 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	December 31, 2021	December 31, 2020
At cost:
Buildings	$129,074	$126,120
Plant and machinery	2,361,228	2,307,184
Total	2,490,302	2,433,304
Less: Accumulated depreciation and amortization	(2,305,478)	(2,247,032)
Net book value	$184,824	$186,272

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2021, depreciation and amortization expense totaled $5,743, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the year ended December 31, 2020, depreciation and amortization expense totaled $5,375, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

NOTE 6 – OPERATING LEASE RIGHT–OF-USE ASSETS

As of December 31, 2021, the total operating lease ROU assets was $8,311,127.

The total operating lease cost for the years ended December 31, 2021 and 2020 was $965,690 and $927,745.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers with an aggregate operating lease right-of-use assets amount of $7,964,164 as at December 31, 2021.

NOTE 7 – PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
Accounts payable	$202,289	$479,958
Salary payable	267,215	320,549
Social security insurance contribution payable	—	49,167
Other payable-related party (see Note 8)	97,856	95,616
Deposit on subscription of a subsidiary’s share	—	153,260
Accrued expense for construction	8,944,367	3,537,644
Accrued expense-others	1,019,049	445,507
Total	$10,530,776	$5,081,701

NOTE 8 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $97,853 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the year ended December 31, 2021 was $96,390. The expense associated with this agreement for the year ended December 31, 2020 was $90,510.

NOTE 8 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
YangMing	Chairman Of the Board
LiuXiaoBin	Chief Executive Officer
LiMin	Chief Financial Officer
MiaoNaiHui	Chief Operating Officer

b)

	December 31,	December 31,
	2021	2020
Amount due to related parties:
YangMing	$462,680	$—
LiuXiaoBin	599,766	—
LiMin	393,299	—
MiaoNaiHui	393,299	—
Total	$1,849,044	$—

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and to returned all, or a portion of their cash compensation earned for their services with the Company, which may be considered for future compensation should the Company improve its results of operations.

NOTE 9 – TAXES PAYABLE

	December 31,	December 31,
	2021	2020
Land use tax payable	$27,427	$833,576
Value added tax and other taxes payable	748,281	492,603
	$775,708	$1,326,179

NOTE 10 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	December 31,	December 31,
	Interest rate	2021	2020
Total finance lease liability	6.7%	$1,997,955	$2,105,973
Less: Current portion		(227,429)	(217,070)
Finance lease liability, net of current portion		$1,770,526	$1,888,903

Interest expenses from capital lease obligations amounted to $135,707 and $135,936 for the years ended December 31, 2021 and 2020, respectively, which were charged to the consolidated statement of comprehensive income (loss).

The components of operating lease liabilities as follows:

	Discount	December 31,	December 31,
	rate	2021	2020
Total Operating lease liabilities	4.89%	$8,064,162	$8,499,692
Less: Current portion		(506,579)	(477,350)
Operating lease liabilities, net of current portion		$7,557,583	$8,022,342

The weighted average remaining operating lease term at December 31, 2021 was 20.3 years and the weighted average discounts rate was 4.89%, This discount rates used are based on the base rate quoted by the People’s Bank of China and vary with the remaining term of the lease. Lease payments for the years ended December 31, 2021 and 2020, respectively, were $848,660 and $765,288.

Maturities of lease liabilities were as follows:

	Finance lease	Operating Lease
Payable within:
the next 12 months	$294,407	$697,360
the next 13 to 24 months	294,407	704,862
the next 25 to 36 months	294,407	702,451
the next 37 to 48 months	294,407	710,448
the next 49 to 60 months	294,407	715,159
thereafter	1,177,630	11,095,006
Total	2,649,665	14,625,286
Less: Amount representing interest	(651,710)	(6,561,124)
Present value of net minimum lease payments	$1,997,955	$8,064,162

NOTE 11 –– EQUITY

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

During the year ended December 31, 2021, the Company granted in the aggregate, 472,000 restricted shares of common stock to a consultant, the company's directors, officers and an employee. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $3,134,080 which was expensed in full during the year ended December 31, 2021.

During the year ended December 31, 2020, the Company granted in the aggregate, 480,050 restricted shares of common stock to a consultant, the company's directors, officers and an employee. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $2,350,250 which was expensed in full during the year ended December 31, 2020.

Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of December 31, 2021 for SCHC, SYCI and DCHC is 16%, 14% and 0% of its registered capital respectively.

NOTE 12 – TREASURY STOCK

None

NOTE 13 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of December 31, 2021, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan is 1,056,801 shares.

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

For the year ended December 31, 2021 and 2020, total compensation costs for options issued recorded in the consolidated statement of comprehensive income (loss) were $0 and $0. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2021 and 2020.

NOTE 13 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2021 and December 31, 2021.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2021	121,600	$7.09	$3.57 - 7.27
Exercised	(6,000)	$3.57	$3.57
Expired/Canceled	(115,600)	—	$7.27
Balance, December 31, 2021	—	—	—

Stock and Warrants Options Exercisable and Outstanding
Weighted Average Remaining
	Outstanding at December 31, 2021	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	—	—	—

All options exercisable and outstanding at December 31, 2021 are fully vested. As of December 31, 2021, there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2021 and 2020 was $0 and $3,330. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlining options and the stock price of $4.33 and $4.12 for the Company's common stock on December 31, 2021 and 2020.

During the year ended December 31, 2021, 2,447 shares of common stock were issued upon cashless exercise of 6,000 options.

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2021 and 2020, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended December 31, 2021 and 2020.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the years ended December 31, 2021 and 2020.  The applicable statutory tax rates for the years ended December 31, 2021 and 2020 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of December 31, 2021 and 2020, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $140,006,862 and $126,643,733, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2021 and December 31, 2020, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of December 31, 2021 and December 31, 2020, the unrecognized WHT are $5,932,051 and $5,288,346, respectively.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Years Ended December 31,
	2021	2020
Current taxes – PRC	$—	$—
Deferred taxes – PRC entities	6,298,128	1,108,471
Deferred taxes –US entity	—	607,643
Change in valuation allowance	—	(607,643)
	$6,298,128	$1,108,471

The effective income tax benefit (expense) rate differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Years Ended December 31,
Reconciliations	2021	2020
Statutory income tax rate	25%	25%
Non-taxable (non-deductible) items	75%	(5%)
Change in valuation allowance	17%	(8%)
Effective income tax benefit (expense) rate	117%	12%

As of December 31, 2021 and 2020, the Company had a US Federal net operating loss carry forwards of approximately $8,470,000 and $4,900,000 which are allowed for an indefinite carry forward period but limited to 80% of each subsequent year's net income. The timing and manner in which the Company can utilize operating loss carry forwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carry forwards and future tax deductions. In addition, since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, a 100% deferred tax asset valuation allowance was recorded for these net operating losses.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and December 31, 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$—
Impairment on property, plant and equipment	—	2,907,548
Impairment on prepaid land lease	—	883,884
Exploration costs	1,952,783	1,908,087
Compensation costs of unexercised stock options	—	74,883
PRC tax losses	19,621,674	21,643,028
US federal net operating loss	1,308,335	1,045,503
Total deferred tax assets	22,882,792	28,462,933
Valuation allowance	(9,982,758)	(9,872,706)
Net deferred tax asset	$12,900,034	$18,590,227

The increase in valuation allowance for the year ended December 31, 2021 is $110,052.

The increase in valuation allowance for the year ended December 31, 2020 is $886,873.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2021 and 2020.

There were no amounts accrued for penalties and interest for the years ended December 31, 2021 and 2020.

There were no change in unrecognized tax benefits during the years ended December 31, 2021 and 2020.

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

Year Ended December 31, 2021	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$48,871,396	$6,080,242	$—	$78,948	$55,030,586	$—	$55,030,586
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax expense	13,364,649	(1,078,320)	(2,550,561)	(167,139)	9,568,629	(4,357,759)	5,210,870
Income tax (expense) benefit	(3,349,220)	269,786	(3,218,784)	—	(6,298,218)	—	(6,298,218)
Income (loss) from operations after income tax (expense) benefit	10,015,429	(808,534)	(5,769,345)	(167,139)	3,270,411	(4,357,759)	(1,087,348)
Total assets	155,311,561	30,530,413	122,026,497	1,622,953	309,491,424	365,438	309,856,862
Depreciation and amortization	15,077,729	5,054,976	286,380	124,340	20,543,425	—	20,543,425
Capital expenditures	18,205,560	2,250,126	9,637,454	—	30,093,140	—	30,093,140

Year Ended December 31, 2020	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$25,184,808	$3,022,216	$—	$—	$28,207,024	$—	$28,207,024
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	1,616,542	(3,589,494)	(2,745,297)	(204,514)	(4,922,763)	(4,760,629)	(9,683,392)
Income tax (expense) benefit	(404,135)	890,331	622,275	—	1,108,471	—	1,108,471
Loss from operations after income tax (expense) benefit	1,212,407	(2,699,163)	(2,123,022)	(204,514)	(3,814,292)	(4,760,629)	(8,574,921)
Total assets	140,043,211	31,602,967	120,746,404	1,636,467	294,029,049	8,769	294,037,818
Depreciation and amortization	10,714,004	4,672,181	459,558	142,117	15,987,860	—	15,987,860
Capital expenditures	3,157,669	646,752	17,914,948	—	21,719,369	—	21,719,369

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

	Years Ended December 31,
Reconciliations	2021	2020
Total segment operating Profit (loss)	$9,568,629	$(4,922,763)
Corporate costs	(3,575,099)	(2,928,603)
Unrealized gain (loss) on translation of intercompany balance	(782,660)	(1,832,026)
Profit (loss) from operations	5,210,870	(9,683,392)
Other income, net of expense	162,630	154,877
Income (loss) before taxes	$5,373,500	$(9,528,515)

The following table shows the major customers (10% or more) for the year ended December 31, 2021

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$9,314	$2,338	$—	$11,652	21.2%
2	Shandong Brother Technology Limited	$8,018	$1,999	$—	$10,017	18.2%
3	Shouguang Weidong Chemical Company Limited	$7,688	$1,744	$—	$9,432	17.2%

The following table shows the major customers (10% or more) for the year ended December 31, 2020.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$4,901	$1,062	$—	$5,963	21.2%
2	Shandong Brother Technology Limited	$3,188	$1,083	$—	$4,271	15.2%
3	Shouguang Weidong Chemical Company Limited	$3,683	$876	$—	$4,559	16.2%
4	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$3,320	$—	$—	$3,320	11.8%
5	Dongying Bomeite Chemical Company Limited	$2,970	$—	$—	$2,970	10.5%

NOTE 16 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2021, the Company sold 64.8% of its products to its top five customers, respectively. As of December 31, 2021, amounts due from these customers were $13,372,159.

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2020, the Company sold 74.9% of its products to its top five customers, respectively. As of December 31, 2020, amounts due from these customers were $5,417,101.

NOTE 17 – MAJOR SUPPLIERS

During the year ended December 31, 2021, the Company purchased 100% of its raw materials from its top five suppliers.  As of December 31, 2021, amounts due to those suppliers were $202,289.

During the year ended December 31, 2020, the Company purchased 100% of its raw materials from its top five suppliers.  As of December 31, 2020, amounts due to those suppliers were $479,958.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2021 and 2020.

NOTE 19 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of December 31, 2021:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$97,853	$53,689,926
the next 13 to 24 months	97,853	1,081,180
the next 25 to 36 months	—	—
the next 37 to 48 months	—	—
Total	$195,706	$54,771,106

NOTE 20 – LOSS CONTINGENCIES

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

The Company is in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in discussions closely with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. Pursuant to a Written Application dated October 28, 2019 addressed to the Court by the Bureau, the Bureau withdrew its application for the enforcement proceedings regarding the administrative penalty imposed on Factory No. 7, Factory No. 8 and Factory No.10. Pursuant to a written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 389 Zhi Yi, dated November 25, 2020, the Court orders to terminate the enforcement of the case captioned (2019) Lu 0783 Xing Shen No. 389. Production of Factory No. 7 was allowed to resume in April 2019. The Company received a notification from the Shouguang City Government in February 2019 informing the Company that Factory No. 1, No.4, No. 7 and No. 9 have passed inspection and were approved to resume operation

In addition, on August 28, 2019, the People’s Government of Shandong Province, issued a regulation titled “Investment Project Management Requirements of Chemical Companies in Shandong Province” permitting the construction of facilities on existing sites or infrastructure of bromine manufacturing and other chemical industry-related types of projects (clause 11 of section 3). The Company believes that the goal of the government is to standardize and regulate the industry and not to demolish the facilities or penalize the manufacturers. As of the date of this report, the Company has not been notified by the local government that it will take any measure to enforce the administrative penalties. Based on information known to date, the Company believes that it is remote that the Written Decisions or Court Rulings will be enforced within the expected timeframe and a material penalty or costs and expenses against the Company will result. However, there can be no assurance that there will not be any further enforcement action, the occurrence of which may result in further liabilities, penalties and operational disruption.

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of December 31, 2021.

NOTE 21 - SUBSEQUENT EVENT

The Company received an oral notification from the government of Shouguang City on December 23, 2021, pursuant to which all bromine facilities in Shouguang City will be temporarily closed from December 28, 2021 until February 21, 2022 8:00 AM China Time. The Company believed the seasonal closure ordered by the government was part of governmental action plan to curb air pollution in the winter and improve the comprehensive development efficiency of brine resources. On February 21, 2022, as planned, the Company reopened its four operating bromine and crude salt factories.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Expressed in U.S. dollars)

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2021	2020

Current Assets
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	224,559,060	214,505,860
Amounts due from group companies	63,039,564	62,987,953
Total non-current assets	287,598,624	277,493,813
Total Assets	$287,598,624	$277,493,813

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$216,940	$326,839
Amounts due to related party	599,766	—
Amounts due to group companies	142,701	142,701
Total Current Liability	959,407	469,540

Total Liabilities	$959,407	$469,540

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,517,754 and 10,043,307 shares issued; and 10,471,924 and 9,997,477 shares outstanding as of December 31, 2021 and December 31, 2020	24,376	24,139
Treasury stock; 45,830 and 45,830 shares as of December 31, 2021 and December 31, 2020 at cost	(510,329)	(510,329)
Additional paid-in capital	100,569,159	97,435,316
Retained earnings unappropriated	150,463,638	151,388,356
Retained earnings appropriated	24,233,544	24,233,544
Cumulative translation adjustment	11,858,829	4,453,247
Total Stockholders’ Equity	286,639,217	277,024,273
Total Liabilities and Stockholders’ Equity	$287,598,624	$277,493,813

Condensed Statements of Comprehensive Loss

	Years Ended December 31,
	2021	2020

OPERATING EXPENSES
General and administrative expenses	$(3,572,334)	$(2,922,671)
TOTAL OPERATING EXPENSES	(3,572,334)	(2,922,671)
OTHER EXPENSES
Interest expense	—	(367)
TOTAL OTHER EXPENSES	—	(367)
TOTAL EXPENSES	(3,572,334)	(2,923,038)
Equity in net income (loss) of subsidiaries	2,647,616	(5,497,004)
LOSS BEFORE INCOME TAXES	(924,718)	(8,420,044)
INCOME TAXES	—	—
NET LOSS	$(924,718)	$(8,420,044)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(924,718)	$(8,420,044)
Adjustments to reconcile net Loss to net cash used in operating activities:
Equity Loss in unconsolidated subsidiaries	2,647,616	5,497,004
Stock-based compensation expense-options	3,134,080	2,350,250
Shares issued from treasury stock for services	—	—
Changes in assets and liabilities:
Other payables and accrued expenses	(109,901)	14,508
Net cash used in operating activities	(548,155)	(558,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	548,155	558,282
Net cash provided by financing activities	548,155	558,282
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—

(i)	Basis of presentation

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

As of December 31, 2021, the Company itself has no purchase commitment, capital commitment and operating lease commitment.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous Independent Accountants

On June 30, 2021, the Company was notified by Morison Cogen LLP (“MC”) that the firm resigned as the Company’s independent registered public accounting firm, which resignation was effective on June 30, 2021.

The audit reports of MC on the financial statements of the Company as of and for the years ended December 31, 2020 and 2019 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with MC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, from the time of MC’s engagement up to the date of resignation which disagreements that, if not resolved to MC’s satisfaction, would have caused MC to make reference in connection with its opinion to the subject matter of the disagreement. None of “reportable events”, as that term is described in Item 304(a)(1)(v)(A)-(D)of Regulation S-K occurred within the two fiscal years of the Company ended December 31, 2020 and 2019 and subsequently up to the date of resignation.

The Company provided MC with a copy of this disclosure before its filing with the SEC, providing MC with the opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification of the Company’s expression of its views, or the respect in which MC does not agree with the above statements. A copy of MC’s letter addressed to the SEC dated July 7, 2021 has been filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021.

New Independent Accountants

On July 1, 2021, the Company engaged WWC, P.C. Certified Public Accountants (“WWC”) to serve as its independent auditor. The decision to engage WWC as the Company’s principal independent accountant was approved by the Audit Committee of the Company on July 1, 2021. During the two fiscal years of the Company ended December 31, 2020 and 2019, and through the date of WWC’s engagement, the Company did not consult WWC regarding either: (i) the application of accounting principles to a specified transaction (either completed or proposed), or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a “disagreement” or “reportable event” within the meaning set forth in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective.

The Company’s management took all necessary steps to make its disclosure controls to be more efficient by, including, not limited to, (i) more closely monitoring the application of the Company’s comprehensive disclosure policy implementing procedures to strengthen disclosure controls, (ii) enhancing the identification, analysis and control of risks relevant to accurate and timely disclosure, and (iii) ensuring more timely transmission of information and communication within the organization during 2021. Specifically, (i) the Company held weekly meetings with its business units heads and investor relations officers to identify and discuss information that may require public disclosure; (ii) the Company’s management required all business units to report information that may require public disclosure to the Company’s investor relations officers immediately; (iii) the Company’s management consulted with the Company’s outside securities counsel to the extent they deemed necessary; (iv) the Company’s management designated the Company’s investor relations officers as disclosure coordinator to perform functions of collecting information, preparing disclosure, distributing disclosure for review and comment to business units and obtaining comment from each reviewing person and their confirmation that the portions of such disclosure relevant to such person’s areas of responsibility were fairly and accurately presented and did not omit any material information required to be disclosed.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation our CEO and CFO have concluded that, as of December 31, 2021, our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Ming Yang	56	Chairman of the Board of Director	December 2006
Xiaobin Liu	54	Chief Executive Officer and Director	March 2009
Naihui Miao	54	Secretary, Chief Operating Officer and Director	January 2006
Yang Zou (1)(3)	51	Independent Director	March 2011
Shengwei Ma (1)(2)	54	Independent Director	December 2019
Shitong Jiang (1)(2)(3)	54	Independent Director	April 2008
Tengfei Zhang (2)(3)	55	Independent Director	June 2011

(1) Serves as a member of the Audit Committee.

(2) Serves as a member of the Compensation Committee.

(3) Serves as a member of the Nominating and Corporate Governance Committee.

Ming Yang, Chairman of the Board of Director – Mr. Yang has served as Chairman of Shouguang Vegetable Industry Group Holding Company since 2013. In addition, he has served as Chairman of Shouguang City Yuxin Chemical Company Limited since July 2000. Since May 2005, Mr. Yang has served as Chairman of Shouguang City Haoyuan Chemical Company Limited, Shouguang City He Mao Yuan Bromize Company Limited, and Shouguang City Qing River Real Estate Construction Company.  He was nominated as director of Qinghe Oil Field Office in 1993, where he managed operations. In 1997 he was appointed Chairman and General Manager of Shouguang Qinghe Shiye LLC and during the next three years its profits doubled. He took the position of general manager of Shouguang City Yu Xin Chemical Industry Co., Ltd. in 2000. During his stay, he focused on quality management and technology progress, which led to a 100 percent success rate of all products. He also helped the company successfully pass the ISO certification and become a private high-tech enterprise. In 2005 he was appointed to the position of Chairman, where he has helped the company to become a leading producer of bromine and crude salt in China.  In 2006 he became the Chairman of Gulf Resources, Inc. Mr. Yang was awarded as Honorary Entrepreneur in Weifang City in 1998.

Xiaobin Liu, Chief Executive Officer and Director – Mr. Liu was appointed as Chief Executive Officer and Director on March 10, 2009. Mr. Liu joined the Company as Vice President in December 2007. He has served as the Director of Sanya Kangyangnian Health Management Co. LTD since March, 2021. He has served as Chairman of Chengdu Philosopher's Stone Culture Media Co. LTD since August 2018. He served as Chairman of China Shouguang Vegetable Industry Group (Cayman) Inc. from 2011 to 2017. He currently serves as a director of China Shouguang Vegetable Industry Group (Cayman) Inc. Before he joined the Company, Mr. Liu served as project manager of Shenzhen Guangshen Accounting Firm from January 2007 to November 2007; the department manager of Hainan Zhongou Accounting Firm from January 2003 to December 2006; the CFO (equivalent of Vice President) of Dasheng Real Estate Development Company, which is the subsidiary of Saige Dasheng Co., Ltd from May 2002 to November 2002; the CFO of Shenzhen Securities Department of Hainan Saige International Trust Investment Company from May 2000 to August 2004; and the financial manager of Hainan Wanquanyuan Hot Spring Tourism Development Co., Ltd from 1995 to 2000. During this time, he also was the CFO of Qionghai City Guantang Hotspring Leisure Center, the CFO of Qionghai City Wanquanhe Agricultural Development Co., Ltd, the CFO of Qionghai Wanquanhe Hotspring Tourist Development Property Management Co., Ltd, and the CFO of Qionghai Guantangyuzhuang Resort Co., Ltd. Prior to that, Mr. Liu worked in the financial department of Hainan Jinyuan Industrial Co., Ltd, which is a subsidiary of Chinese Black Metal Limited Company Northwest Branch from 1992 to 1995, and the financial department of Shanxi Aircraft Manufacturing Company from 1988 to 1992.  Mr. Liu earned a master degree from the Economic and Management School at Hong Kong City University.

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

Yang Zou, Independent Director – Mr. Zou was appointed a director on March 2, 2011. Mr. Zou served as Vice Director of Beijing Zhongtianhuamao Accounting Firm (General Partnership) from July 1, 2017 to August 2018.  He is a Certified Public Accountant of China and holds the certificate of Certified Internal Auditor.  From March 2003 to September 2009, Mr. Zou was chief financial officer of Bohua Ziguang Zhiye Co., Ltd.  From July 2001 to January 2003, Mr. Zou was the audit department manager of financial center of Beijing Hengji Weiye Electronic Products Co., Ltd., where he was in charge of internal audit, financial budget management, and coordination with external audit. >From July 1999 to June 2001, Mr. Zou was manager of finance and audit department of Zhonglian Online Information Development Co., Ltd. >From September 1993 to June 1999, Mr. Zou had served as assistant auditor, auditor, and head of project audit of Hainan Zhongou Certified Public Accountants Co., Ltd. From July 1991 to August 1993, Mr. Zou was an accountant of department of finance of Hunan Department Store Co., Ltd.  Mr. Zou graduated from Beijing University with bachelor’s degree in finance.

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

Shengwei Ma, Independent Director – Mr. Ma was appointed a director on December 18, 2019. Mr. Ma has served as Department Manager of Shouguang City Urban Construction and Investment Group since March 2012.  Mr. Ma holds a Senior Accountant Certificate. Mr. Ma graduated from Central Broadcasting and Television University with bachelor’s degree in accounting in 2004.

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

Shengwei Ma was appointed as a Director on December 18, 2019. Mr. Ma holds a Senior Accountant Certificate. Mr. Ma has extensive experience in financial, accounting and management related matters with PRC government departments.

Code of Ethics

The Board has adopted a code of ethics applicable to Company’s directors, officers, and employees.  The code of ethics is available at Company’s website, www.gulfresourcesinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by the Company’s executive officers and directors received by it, the Company believes that during 2021, all such reports were filed timely.

Item 11. Executive Compensation

Set forth below is information regarding the compensation paid during the year ended December 31, 2021 and 2020 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

FISCAL YEAR 2021 COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)	Option Awards$(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaobin Liu	2020	—	—	500,000—	—	—	—	—	500,000
CEO	2021	—	—	664,000(1)	—	—	—	—	664,000

Min Li	2020	17,410	—	500,000—	—	—	—	—	517,410
CFO	2021	18,601	—	664,000(1)	—	—	—	—	682,601

Naihui Miao	2020	17,410	—	500,000—	—	—	—	—	517,410
COO	2021	18,601	—	664,000(1)	—	—	—	—	682,601

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

Grants of Plan-Based Awards

The Company granted 100,000 shares of our Common Stock to each of our named executive officers, under Company’s 2019 Omnibus Equity Incentive Plan, during fiscal year 2021.

FISCAL YEAR 2021 GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stocks or Units	Underlying Options	Option Award($)	and Options ($)
Xiaobin Liu, CEO	Mar20,2021							100,000			664,000
Min Li, CFO	Mar20,2021							100,000			664,000
Naihui Miao, COO	Mar20,2021							100,000			664,000

Narrative Discussion

The following employment agreements were entered into by the Company and the named executive officers:

Xiaobin Liu

The employment agreement for Xiaobin Liu to serve as Chief Executive Officer of the Company was renewed on June 1, 2019 with a term of three years. Xiaobin Liu is also a member of the Board of Directors. Pursuant to the agreement, Xiaobin Liu is entitled to receive annual compensation equal to approximately $104,454, subject to changes in the foreign exchange rate and market conditions. On September 1, 2021, Mr. Liu and the Company entered into an agreement, pursuant to which Mr. Liu shall refund to the Company all of the cash compensation he earned for his services with the Company from January 2010 to June 2021, considering that the Company has not performed well in recent years. As of the date hereof, the full amount of approximately $597,480 was refunded to the Company by Mr. Liu. Effective from July 1, 2020, Mr. Liu’s service shall be compensated in the Company's shares only under the Company’s equity incentive plan.

Min Li

The employment agreement for Min Li to serve as Chief Financial Officer of the Company was renewed on January 1, 2022 with a term of one year. Pursuant to the agreement, Mr. Li is entitled to receive annual compensation equal to approximately $104,454, subject to changes in the foreign exchange rate and market conditions. On September 1, 2021, Min Li and the Company mutually agreed that Mr. Li shall return a portion of the cash compensation he earned for his services with the Company from January 2010 to June 2021, considering that the Company has not performed well in recent years. As of date hereof, the full amount of approximately $386,629 was refunded to the Company by Mr. Li. Effective from July 1, 2021, Mr. Li shall receive annual cash compensation equal to approximately $18,500 subject to changes in the foreign exchange rate and market conditions and be compensated in the Company’s shares under the Company’s equity incentive plan.

Naihui Miao

The employment agreement for Naihui Miao to serve as Chief Operating Officer of the Company was renewed on June 1, 2019 with a term of three years. Mr. Miao is also a member of the Board of Directors. Pursuant to the agreement, Mr. Miao is entitled to receive annual compensation equal to approximately $104,454 subject to changes in the foreign exchange rate and market conditions. On September 1, 2021, Naihui Miao and the Company mutually agreed that Mr. Miao will return a portion of the cash compensation he earned for his services with the Company from January 2010 to June 2021 considering that the Company has not performed well in recent years. As of date hereof, the full amount of approximately $386,629 was refunded to the Company by Mr. Miao. Effective July 1, 2021, Mr. Miao shall receive annual cash compensation equal to approximately $18,500 subject to changes in the foreign exchange rate and market conditions, and be compensated in the Company’s shares under the Company’s equity incentive plan.

In addition, each of our named executive officers is entitled to participate in any and all benefit plans from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.

Assuming the employment of the Company’s named executive officers was to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2021, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Payment
Xiaboin Liu	$0
Min Li	$0
Naihui Miao	$0

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Xiaobin Liu, CEO	—	—	—	—	—	0	(1)	—	—	—

Min Li, CFO	—	—	—	—	—	0	(1)	—	—	—

Naihui Miao, COO	—	—	—	—	—	0	(1)	—	—	—

(1)    Represents the shares of Common Stock granted, which are subject to the Awardee’s continued service with the Company, the shares of Restricted Stock shall vest immediately, no longer be subject to restrictions and become transferable pursuant to the terms of the Plan.

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding the exercise of stock options, stock appreciation rights, and similar instruments and the vesting of restricted stock, restricted stock units and similar instruments, for fiscal year 2021.

FISCAL YEAR 2021 OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Xiaobin Liu, CEO	—	—	100,000	664,000
Min Li, CFO	—	—	100,000	664,000
Naihui Miao, COO	—	—	100,000	664,000

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

FISCAL YEAR 2021 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards $	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ming Yang	$—	—	—	—	—	—	$—
Shitong Jiang	—	6,640	—	—	—	—	6,640
Yang Zou	—	6,640	—	—	—	—	6,640
Tengfei Zhang	—	6,640	—	—	—	—	6,640
Shengwei Ma	—	6,640	—	—	—	—	6,640

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of the date of this annual report, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of the date of this annual report, there were 10,471,924 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class
Ming Yang (Chairman)	2,810,622	(2)	26.8%
Xiaobin Liu (CEO)	218,115	(3)	2.1%
Min Li (CFO)	218,115	(3)	2.1%
Naihui Miao (COO)	218,115	(3)	2.1%
Shengwen Ma (Director)	2,000	(4)	*
Yang Zou (Director)	2,000	(5)	*
Shi Tong Jiang (Director)	2,000	(6)	*
Tengfei Zhang (Director)	2,000	(7)	*
All Directors and Executive Officers as a Group (eight persons)	3,472,967		33.2%
Wenxiang Yu	1,015,945	(8)	9.7%
Shandong Haoyuan Industry Group Ltd.	824,947	(8)	7.9%

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

(3) Consists of 218,115 shares held by each individual..

(4) Consists of 2,000 shares held by Mr. Ma.

(5)Consists of 2,000 shares held by Mr. Zou.

(6) Consists of 2,000 shares held by Mr. Jiang.

(7) Consists of 2,000 shares held by Mr. Zhang.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed to the Company by its principal accountant for the last two fiscal years were as follows:

Fees	2021	2020
Audit Fees	$222,000	$245,500
Audit Related Fees	—	—
Tax Fees	$9,500	9,000
All Other Fees	—	—
Total	231,500	254,500

Audit Fees

This category consists of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Total audit and related review fees for the year ended December 31, 2021 related to WWC, P.C. was $185,000.

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. There were no such fees incurred by the Company in the years ended December 31, 2021 and 2020.

Tax Fees

The tax fee of $9,500 and $9,000 relate to tax compliance services rendered in each of the years ended December 31, 2021 and 2020,respectively.

Total tax fees for the year ended December 31, 2021 related to WWC, P.C. was $0.

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b) Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.4	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020.

4.1	Description of Securities, incorporated herein by reference to Exhibit 4.1 to the Registration’s Annual Report on Form 10-K filed on April 14, 2020.

10.20	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on March 16, 2018.

23.1	Consent of WWC, P.C. Certified Public Accountants, an independent registered public accounting firm.*

23.2	Consent of Morison Cogen LLP, an independent registered public accounting firm.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)*

* Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2022	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: Chief Executive Officer

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		April 12, 2022
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		April 12, 2022
Min Li	Chief Financial Officer

/s/ Ming Yang		April 12, 2022
Ming Yang	Director

/s/ Naihui Miao		April 12, 2022
Naihui Miao	Director

/s/ Tengfei Zhang		April 12, 2022
Tengfei Zhang	Director

/s/ Yang Zou		April 12, 2022
Yang Zou	Director

/s/ Sheng Wei Ma		April 12, 2022
Sheng Wei Ma	Director

/s/ Shi Tong Jiang		April 12, 2022
Shi Tong Jiang	Director