Form 10-Q
period 2022-03-31
GULF RESOURCES, INC.
filed 2022-05-13
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

+86 (536) 567-0008

(Registrant’s telephone number, including area code)

Not Applicable.

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐  No ☒

As of May 13, 2022, the registrant had outstanding 10,471,924 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Current Assets
Cash	$105,661,999	$95,767,263
Accounts receivable	11,102,039	14,525,807
Inventories, net	515,562	691,111
Prepayments and deposits	4,904,466	4,450,037
Other receivable	644	644
Total Current Assets	122,184,710	115,434,862
Non-Current Assets
Property, plant and equipment, net	182,415,845	162,657,546
Finance lease right-of use assets	184,155	184,824
Operating lease right-of-use assets	9,562,685	8,311,127
Prepaid land leases, net of current portion	10,419,032	10,368,469
Deferred tax assets	12,896,492	12,900,034
Total non-current assets	215,478,209	194,422,000
Total Assets	$337,662,919	$309,856,862

Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$35,036,051	$10,530,776
Taxes payable-current	1,472,666	775,708
Amount due to a related party	1,854,380	1,849,044
Finance lease liability, current portion	262,033	227,429
Operating lease liabilities, current portion	481,540	506,579
Total Current Liabilities	39,106,670	13,889,536
Non-Current Liabilities
Finance lease liability, net of current portion	1,778,089	1,770,526
Operating lease liabilities, net of current portion	8,709,855	7,557,583
Total Non-Current Liabilities	10,487,944	9,328,109
Total Liabilities	$49,594,614	$23,217,645

Commitment and Loss Contingencies
	$—	$—
Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,517,754 shares issued; and 10,471,924 shares outstanding as of March 31 31, 2022 and December 31, 2021	24,376	24,376
Treasury stock; 45,830 shares as of March 31, 2022 and December 31, 2021 at cost	(510,329)	(510,329)
Additional paid-in capital	100,569,159	100,569,159
Retained earnings unappropriated	150,343,692	150,463,638
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive income	13,407,863	11,858,829
Total Stockholders’ Equity	288,068,305	286,639,217
Total Liabilities and Stockholders’ Equity	$337,662,919	$309,856,862

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2022	2021

NET REVENUE
Net revenue	$8,930,737	$5,259,243

OPERATING EXPENSE
Cost of net revenue	(4,549,968)	(4,181,389)
Sales, marketing and other operating expenses	(10,360)	(9,545)
Direct labor and factory overheads incurred during plant shutdown	(2,184,591)	(2,613,483)
General and administrative expenses	(2,242,501)	(1,736,250)
Other operating expense	(8,404)	—
	(8,995,824)	(8,540,667)

LOSS FROM OPERATIONS	(65,087)	(3,281,424)

OTHER INCOME (EXPENSE)
Interest expense	(34,692)	(36,862)
Interest income	75,528	72,453
LOSS BEFORE TAXES	(24,251)	(3,245,833)

INCOME TAX BENEFIT	(95,695)	743,709

NET LOSS	$(119,946)	$(2,502,124)

COMPREHENSIVE LOSS:
NET LOSS	$(119,946)	$(2,502,124)
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	1,549,034	(2,184,690)

COMPREHENSIVE INCOME (LOSS)	$1,429,088	$(4,686,814)

LOSS PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC AND DILUTED	10,471,924	9,997,477

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2022 AND 2021
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2021 (Audited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,463,638	$24,233,544	$11,858,829	$286,639,217
Translation adjustment	—	—	—	—	—	—	—	—	1,549,034	1,549,034
Net loss for three-month period ended March 31, 2022	—	—	—	—	—	—	(119,946)	—	—	(119,946)
BALANCE AT MARCH 31, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,343,692	$24,233,544	$13,407,863	$288,068,305

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2020 (Audited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$151,388,356	$24,233,544	$4,453,247	$277,024,273
Translation adjustment	—	—	—	—	—	—	—	—	(2,184,690)	(2,184,690)
Net loss for three-month period ended March 31, 2021	—	—	—	—	—	—	(2,502,124)	—	—	(2,502,124)
BALANCE AT MARCH 31, 2021 (Unaudited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$148,886,232	$24,233,544	$2,268,557	$272,337,459

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(119,946)	$(2,502,124)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest on capital lease obligation	33,622	35,538
Depreciation and amortization	5,003,078	4,104,357
Unrealized exchange (gain) loss on translation of inter-company balances	283,789	104,812
Deferred tax asset	95,695	(743,709)
Common stock issued for services	—	—
Changes in assets and liabilities
Accounts receivable	3,483,711	1,637,800
Inventories	178,444	(162,099)
Prepayments and deposits	(446,365)	(71,888)
Other receivables	—	—
Accounts and Other payable and accrued expenses	487,228	830,751
Retention payable	—	—
Taxes payable	704,492	72,758
Prepaid land leases	—	—
Operating leases	(1,258,066)	35,199
Net cash provided by operating activities	8,445,682	3,341,395

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(395,060)	—
Net cash used in investing activities	(395,060)	—

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,844,114	(864,609)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	9,894,736	2,476,786
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	95,767,263	94,222,538
CASH AND CASH EQUIVALENTS - END OF PERIOD	$105,661,999	$96,699,324

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company estimates this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, purchase of plant and equipment and construction costs and installation costs incurred for the new chemical factory in the amount of $45,584,344 and $45,584,344, which were recorded in the Property, plant and equipment in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

(c)           Allowance for Doubtful Accounts

As of March 31, 2022 and December 31, 2021, there were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month periods ended March 31, 2022 and 2021.

 (d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $105,661,999 and $95,767,263 with these institutions as of March 31, 2022 and December 31, 2021, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $201,265 and $246,622 for the three-month periods ended March 31, 2022 and 2021, respectively.

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

MARCH 31, 2022

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

For the three-month period ended March 31, 2022 and 2021, the Company determined that there were no events or circumstances indicating possible additional impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 62,704 shares for the three-month periods ended March 31, 2022 and 2021, respectively.

Because the Company reported a net loss for the three-month periods ended March 31, 2022 and 2021, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

MARCH 31, 2022

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

(q)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 2 – INVENTORIES

Inventories consist of:

	March 31, 2022	December 31, 2021

Raw materials	$52,131	$42,553
Finished goods	463,431	648,558
	$515,562	$691,111

There was no allowance for slow-moving inventories as of March 31, 2022 and 2021.

NOTE 3 – PREPAID LAND LEASES

The Company has the rights to use certain parcels of land located in Shouguang, Shandong , PRC, through lease agreements signed with local townships or the government authority. The production facilities and warehouses of the Company are located on these parcels of land. The lease term ranges from ten to fifty years. Some of the lease contracts were paid in one lump sum upfront and some are paid annually at the beginning of each anniversary date. These leases have no purchase option at the end of the lease term and were classified as operating leases prior to and as of January 1, 2019 when the new lease standard was adopted. Prior to January 2019, the prepaid land lease was amortized on a straight-line basis. As of January 1, 2019, all the leases in which term has commenced and were in use were classified as operating lease right-of-use assets (“ROU”). See Note 6.

In December 2017, the Company paid a one lump sum upfront amount of $10,017,010 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of March 31 2022 and December 31, 2021. As of March 31, 2022, the prepaid land lease increased to $10,419,032 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

In June 2020, the construction of the new chemical factory commenced and is expected to complete around June 2021.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2022	December 31, 2021
At cost:
Mineral rights	$3,037,938	$3,025,017
Buildings	35,055,241	34,906,137
Plant and machinery	201,702,769	201,012,254
Motor vehicles	140,159	139,563
Furniture, fixtures and office equipment	2,505,055	2,494,400
Construction in process	68,574,529	44,310,149
Total	311,015,691	285,887,520
Less: Accumulated depreciation and amortization	(128,599,846)	(123,229,974)
Impairment	—	—
Net book value	$182,415,845	$162,657,546

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $17,526,711 and $17,911,910 as at March 31, 2022 and December 31, 2021, respectively.

During the three-month period ended March 31, 2022, depreciation and amortization expense totaled $5,001,619, of which $1,761,068, $1,197,687 and $2,042,864 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue, respectively.

During the three-month period ended March 31, 2021, depreciation and amortization expense totaled $4,102,929, of which $1,816,782, $163,233 and $2,122,914 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue, respectively.

NOTE 5 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance lease, net consist of the following:

	March 31, 2022	December 31, 2021
At cost:
Buildings	$129,625	$129,074
Plant and machinery	2,371,314	2,361,228
Total	2,500,939	2,490,302
Less: Accumulated depreciation and amortization	(2,316,784)	(2,305,478)
Net book value	$184,155	$184,824

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2022, depreciation and amortization expense totaled $1,459, which was recorded in direct labor and factory overheads incurred during plant shutdown. During the three-month period ended March 31, 2021, depreciation and amortization expense totaled $1,428, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT-OF USE ASSETS

As of March 31, 2022, the total operating lease ROU assets was $9,562,685.

The total operating lease cost for the three-month period ended March 31, 2022 and 2021 was $258,398 and $240,150, respectively.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $10,486,921 as at March 31, 2022.

NOTE 7 – ACCOUNTS AND OTHER PAYABLE AND ACCRUED EXPENSES

Accounts and other payable and accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Accounts payable	$582,212	$202,289
Salary payable	264,917	267,215
Other payable-related party (see Note 8)	24,571	97,856
Accrued expense for construction	33,057,678	8,944,367
Accrued expense-others	1,106,673	1,019,049
Total	$35,036,051	$10,530,776

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $98,271 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three months ended March 31, 2022 and 2021 was approximately $24,568 and $23,735.

NOTE 8 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
YangMing	Chairman Of the Board
LiuXiaoBin	Chief Executive Officer
LiMin	Chief Financial Officer
MiaoNaiHui	Chief Operating Officer

b)

	March 31,	December 31,
	2022	2021
Amount due to related parties:
YangMing	$464,656	$462,680
LiuXiaoBin	599,766	599,766
LiMin	394,979	393,299
MiaoNaiHui	394,979	393,299
Total	$1,854,380	$1,849,044

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and to returned all, or a portion of their cash compensation earned for their services with the Company, which may be considered for future compensation should the Company improve its results of operations.

NOTE 9 – TAXES PAYABLE

	March 31,	December 31,
	2022	2021
Land use tax payable	27,545	27,427
Value added tax and other taxes payable	1,445,121	748,281
Land use tax payable	$1,472,666	$775,708

NOTE 10 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	March 31,	December 31,
	Interest rate	2022	2021
Total finance lease liability	6.7%	$2,040,122	$1,997,955
Less: Current portion		(262,033)	(227,429)
Finance lease liability, net of current portion		$1,778,089	$1,770,526

Interest expenses from a finance lease liability amounted to $33,622 and $35,538 for the three-month periods ended March 31, 2022 and 2021, respectively, were charged to the condensed consolidated statement of loss.

The components of operating lease liabilities as follows:

	Imputed	March 31,	December 31,
	Interest rate	2022	2021
Total Operating lease liabilities	4.89%	$9,191,395	$8,064,162
Less: Current portion		(481,540)	(506,579)
Operating lease liabilities, net of current portion		$8,709,855	$7,557,583

The weighted average remaining operating lease term at March 31, 2022 was 20 years and the weighted average discounts rate was 4.89%. This discount rates used are based on the base rate quoted by the People's Bank of China and vary with the remaining term of the lease. Lease payment in the three-months ended March 31, 2022 and 2021 was $257,879 and $204,951.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$295,665	$918,807
the next 13 to 24 months	295,665	917,814
the next 25 to 36 months	295,665	924,005
the next 37 to 48 months	295,665	930,231
the next 49 to 60 months	295,665	936,860
thereafter	1,182,660	11,969,559
Total	2,660,985	16,597,276
Less: Amount representing interest	(620,863)	(7,405,881)
Present value of net minimum lease payments	2,040,122	$9,191,395

NOTE 11 – EQUITY

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

Statutory Common Reserve Funds

SCHC, SYCI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of March 31, 2022 for SCHC, SYCI and DCHC is 16%, 14% and 0% of its registered capital respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of March 31, 2022, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan is 1,056,801 shares.

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

For the three months ended March 31, 2022 and 2021, total compensation costs for options issued recorded in the consolidated statement of loss were $0.

During the three months ended March 31, 2022, there were no options issued to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2022 and March 31, 2022.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2022	—	$—	—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, March 31, 2022	—	$—	—

Stock Options and Warrants Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at March 31, 2022	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2022 and 2021 was $0 and $4,710.

During the three months ended March 31, 2022 and 2021, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)           United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2022 and 2021, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2022 and 2021.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month periods ended March 31, 2022 and 2021.  The applicable statutory tax rates for the three-month periods ended March 31, 2022 and 2021 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of March 31, 2022 and December 31, 2021, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $140,728,940 and $140,006,862, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2022 and December 31, 2021, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of March 31, 2022 and December 31, 2021, the unrecognized WHT are $5,963,592 and $5,932,051, respectively.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Three-Month Period Ended March 31,
	2022	2021

Current taxes – PRC	$—	$—
Deferred tax – PRC entities	95,695	743,709
Deferred taxes – US entity	—	15,957
Change in valuation allowance	—	(15,957)
	$95,695	$743,709

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,961,124	1,952,783
PRC tax losses	19,618,132	19,621,674
US federal net operating loss	1,322,647	1,308,335
Total deferred tax assets	22,901,903	22,882,792
Valuation allowance	(10,005,411)	(9,982,758)
Net deferred tax asset	$12,896,492	$12,900,034

The increase in valuation allowance for the three-month period ended March 31, 2022 is $22,653.

The decrease in valuation allowance for the three-month period ended March 31, 2021 is $86,964.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2022 and December 31, 2021 and no amounts accrued for penalties and interest for the three months ended March 31, 2022 and 2021.

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

MARCH 31, 2022

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

Three-Month Period Ended March 31, 2022	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$8,126,015	$754,044	$—	$50,678	$8,930,737	$—	$8,930,737
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income benefit	1,348,834	(521,921)	(513,282)	(26,739)	286,892	(351,979)	(65,087)
Income tax benefit	(342,161)	130,480	115,986	—	(95,695)	—	(95,695)
Loss from operations after income taxes(benefit)	1,006,673	(391,441)	(397,296)	(26,739)	191,197	(351,979)	(160,782)
Total assets	186,040,450	27,503,060	122,125,607	1,593,308	337,262,425	400,494	337,662,919
Depreciation and amortization	3,694,749	1,194,058	76,456	37,815	5,003,078	—	5,003,078
Capital expenditures	395,060		—	—	395,060	—	395,060

Three-Month Period Ended March 31, 2021	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,810,990	$448,253	$—	$—	$5,259,243	$—	$5,259,243
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income benefit	(1,279,565)	(1,009,585)	(746,469)	(54,787)	(3,090,406)	(191,018)	(3,281,424)
Income tax benefit	318,868	252,396	172,445	—	743,709	—	743,709
Loss from operations after income taxes(benefit)	(960,697)	(757,189)	(574,024)	(54,787)	(2,346,697)	(191,018)	(2,537,715)
Total assets	144,744,423	24,170,863	121,760,637	1,875,459	292,551,382	42,886	292,594,268
Depreciation and amortization	2,920,689	1,077,460	68,607	37,601	4,104,357	—	4,104,357
Capital expenditures	—	—	—	—	—	—	—

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2022	2021
Total segment operating loss	$286,892	$(3,090,406)
Corporate costs	(68,190)	(86,206)
Unrealized gain (loss) on translation of intercompany balance	(283,789)	(104,812)
Loss from operations	(65,087)	(3,281,424)
Other income	40,836	35,591
Loss before income taxes	$(24,251)	$(3,245,833)

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2022.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$940	$313	$—	$1,253	14.1%
2	Shandong Brother Technology Limited	$782	$241	$—	$1,023	11.5%

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2021.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$896	$169	$—	$1,065	20.2%
2	Shouguang Weidong Chemical Company Limited	$703	$108	$—	$811	15.4%
3	Shandong Brother Technology Limited	$634	$172	$—	$806	15.3%
4	Shandong Shouguang Shenrunfa Ocean Chemical Company Limited	$672	$—	$—	$672	12.8%
5	Dongying Bomeite Chemical Company Limited	$565	$—	$—	$565	10.7%

NOTE 15 – CUSTOMER CONCENTRATION

During the three-month period ended March 31, 2022, the Company sold 49% of its products to its top five customers. As of March 31, 2022, amounts due from these customers were $7,115,008.

During the three-month period ended March 31, 2021, the Company sold 74.5% of its products to its top five customers. As of March 31, 2021, amounts due from these customers were $3,571,150.

NOTE 16 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2022, the Company purchased 100% of its raw materials from its top five suppliers.  As of March 31, 2022, amounts due to those suppliers were $623,523.

During the three-month period ended March 31, 2021, the Company purchased 100% of its raw materials from its top five suppliers.  As of March 31, 2021, amounts due to those suppliers were $1,040,950.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of March 31, 2022 and December 31, 2021.

NOTE 18 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The Company has no purchase commitments as of March 31, 2022.

The following table sets forth the Company’s contractual obligations as of March 31, 2022:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$98,271	$53,524,208
the next 13 to 24 months	—	1,085,798
the next 25 to 36 months	—	—
Total	$98,271	$54,610,006

NOTE 19 – LOSS CONTINGENCIES

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

The Company is in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in discussions closely with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. Pursuant to a Written Application dated October 28, 2019 addressed to the Court by the Bureau, the Bureau withdrew its application for the enforcement proceedings regarding the administrative penalty imposed on Factory No. 7, Factory No. 8 and Factory No. 10. Pursuant to a written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 389 Zhi Yi, dated November 25, 2020, the Court orders to terminate the enforcement of the case captioned (2019) Lu 0783 Xing Shen No. 389. Production of Factory No. 7 was allowed to resume in April 2019. The Company received a notification from the Shouguang City Government in February 2019 informing the Company that Factory No. 1, No. 4, No. 7 and No. 9 have passed inspection and were approved to resume operation

In addition, on August 28, 2019, the People’s Government of Shandong Province, issued a regulation titled “Investment Project Management Requirements of Chemical Companies in Shandong Province” permitting the construction of facilities on existing sites or infrastructure of bromine manufacturing and other chemical industry-related types of projects (clause 11 of section 3). The Company believes that the goal of the government is to standardize and regulate the industry and not to demolish the facilities or penalize the manufacturers. As of the date of this report, the Company has not been notified by the local government that it will take any measure to enforce the administrative penalties. Based on information known to date, the Company believes that it is remote that the Written Decisions or Court Rulings will be enforced within the expected timeframe and a material penalty or costs and expenses against the Company will result. However, there can be no assurance that there will not be any further enforcement action, the occurrence of which may result in further liabilities, penalties and operational disruption.

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of March 31, 2022.

NOTE 20 - SUBSEQUENT EVENT

There was a wholly-owned subsidiary, Shouguang Hengde Salt Industry Co. LTD, was registered on April, 2022 in Shandong Province, China, for future crude salt production and trading. At present, this subsidiary does not have any operations.

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

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No.4, No. 7 and No. 9 have passed inspection and were allowed to resume operations. In April 2019, Factory No. 1 and No. 7 resumed operations.

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

On December 27, 2021, the Company announced that the government of Shouguang City ordered the closing of all bromine facilities during the period from December 28, 2021 to February 21, 2022. The Company reopened its four operating bromine and crude salt facilities as planned on February 21, 2022.

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

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Chemical companies that are not being asked to move into the park are being permanently closed.  Since our factories closed, the Company has secured from the government the land use rights for its chemical plant On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 due to the COVID-19 in China. The construction is expected to take approximately one year, and an additional six months to complete the equipment installation and testing, Which was delayed due to the supply chain issues as well as the electric restrictions impacted by the Word & Chinese Economy. On February 22, 2022, the Company announced that While the Company did not receive a formal notice from the government regarding the electricity needed for its Yuxin Chemical factory, discussions with the government have convinced management that the electricity restrictions are being eased. Accordingly, the Company has contacted its suppliers and will have the remainder of the equipment produced and delivered, so the Company can complete installation and begin testing and trial production.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2022 and 2021.

Comparison of the Three-Month Periods Ended March 31, 2022 and 2021

	Three-Month Period Ended March 31, 2022	Three-Month Period Ended March 31, 2021	Percent Change Increase/ (Decrease)
Net revenue	$8,930,737	$5,259,243	70%
Cost of net revenue	$(4,549,968)	$(4,181,389)	9%
Gross profit (loss)	$4,380,769	$1,077,854	306%
Sales, marketing and other operating expenses	$(10,360)	$(9,545)	9%
Direct labor and factory overheads incurred during plant shutdown	$(2,184,591)	(2,613,483)	(16%)
Other operating expense	$(8,404)	—	100%
General and administrative expenses	$(2,242,501)	$(1,736,250)	29%
Loss from operations	$(65,087)	$(3,281,424)	(98%)
Other income, net	$40,836	$35,591	15%
Loss before taxes	$(24,251)	$(3,245,833)	(99%)
Income tax benefit	$(95,695)	$743,709	(113%)
Net loss	$(119,946)	$(2,502,124)	(95%)

Net revenue The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended March 31, 2022 compared to the same period in 2021:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change
	March 31, 2022		March 31, 2021		Increase
Segment		% of total		% of total
Bromine	$8,126,015	91%	$4,810,990	92%	69%
Crude Salt	$754,044	8%	$448,253	8%	68%
Chemical Products	$—	—	$—	—	—
Natural Gas	$50,678	1%	$—	—	100%
Total sales	$8,930,737	100%	$5,259,243	100%	70%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2022	March 31, 2021	Increase
Bromine (excluded volume sold to SYCI)	1,005	955	5%
Crude Salt	15,460	20,436	(24%)

	Three-Month Period Ended		Percentage Change
Natural gas segments product sold in cubic metre	March 31, 2022	March 31, 2021	Decrease
Natural Gas	—	—	—

Bromine segment

For the three-month periods ended March 31, 2022 and 2021, the net revenue for the bromine segment was $8,126,015 and $4,810,990. This increase was due to the 5% increase in tonnes sold and a 60% increase in average selling price.

Crude salt segment

For the three-month periods ended March 31, 2022 and 2021, the net revenue for the crude salt was $754,044 and $448,253. This increase was due to increases in crude salt unit price.

Chemical products segment

For the three-month periods ended March 31, 2022 and 2021, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017. As a result there were no chemical products for sale for the three-month period ended March 31, 2022. Our new chemical factory is under construction in Bohai Park.

Natural gas segment

For the three-month period ended March 31, 2022 and 2021, the net revenue for the rental of equipment was $50,678 and $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2022		March 31, 2021		Net Revenue
Segment		% of total		% of total
Bromine	$3,920,325	86.1%	$3,514,046	84%	12%
Crude Salt	$629,560	13.8%	$667,343	16%	(6%)
Chemical Products	$—	—	$—	—	—
Natural Gas	$83	0.1%	$—	—	—100%
Total	$4,549,968	100%	$4,181,389	100%	9%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Three-month period ended March 31, 2021	31,506	—	17%
Three-month period ended March 31, 2022	31,506	—	19%
Variance of the three-month periods ended March 31, 2022and 2021	—		2%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the three-month period ended March 31, 2022 the cost of net revenue for the bromine segment was $3,920,325.

For the three-month period ended March 31, 2021 the cost of net revenue for the bromine segment was $3,514,046.

Crude salt segment

For the three-month period ended March 31, 2022 the cost of net revenue for the crude salt segment was $629,560.

For the three-month period ended March 31, 2021 the cost of net revenue for the crude salt segment was $667,343.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2022 and 2021 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended March 31, 2022 and 2021 was $83 and $0.

Gross Profit (Loss) Gross profit was $4,380,769, or 49%, of net revenue for three-month period ended March 31, 2022 compared to $1,077,854, or 21%, of net revenue for three-month period ended March 31, 2021.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2022		March 31, 2021		Profit (Loss) Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$4,205,690	52%	$1,296,944	27%	25%
Crude Salt	$124,484	17%	$(219,090)	(49%)	66%
Chemical Products	$—	—	$—	—	—
Natural Gas	$50,595	99%	—	—	100%
Total Gross Profit (Loss)	$4,380,769	49%	$1,077,854	21%	28%

Bromine segment

For the three-month period ended March 31, 2022, the gross profit margin for our bromine segment was 52%. This increase was primarily attributable to the higher average selling price of bromine of $8,082 per ton in the three-month period ended March 31, 2022 compared to $5,039 per ton in the three-month period ended March 31, 2021

For the three-month period ended March 31, 2021, the gross loss margin for our bromine segment was 27%.

Crude salt segment

For the three-month period ended March 31, 2022, the gross profit margin for our crude salt segment was 17%, compared to (49%) in three-month period ended March 31, 2021, representing a 66% increase. This increase was primarily attributable to the higher average selling price of crude salt of $49 per ton in three-month period ended March 31, 2022 compared to $22 per ton in three-month period ended March 31, 2021.

For the three-month period ended March 31, 2021, the gross loss margin for our crude salt segment was 49%.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $2,184,591 and $2,613,483 incurred for the three-month periods ended March 31, 2022 and 2021, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses General and administrative expenses were $2,242,501 for the three-month period ended March 31, 2022, an increase of $506,251 (or 29%) as compared to $1,736,250 for the same period in 2021. The increase was mainly due to the unrealized foreign currency transaction loss on intercompany balance recorded in three-month period ended March 31, 2022 compared to an unrealized foreign currency transaction gain on intercompany balance recorded in the same period in the previous year.

Loss from Operations Loss from operations was $65,087 the three-month period ended March 31, 2022, compared to loss from operation of $3,281,424 in the same period in 2021.

	Loss from Operations by Segment
	Three-Month Period Ended March 31, 2022		Three-Month Period Ended March 31, 2021
Segment:		% of total		% of total
Bromine	$1,348,834	470%	$(1,279,565)	41%
Crude Salt	(521,921)	(182%)	(1,009,585)	33%
Chemical Products	(513,282)	(179%)	(746,469)	24%
Natural Gas	(26,739)	(9%)	(54,787)	2%
Loss from operations before corporate costs	286,892	100%	(3,090,406)	100%
Corporate cost	(68,190)		(86,206)
Unrealized gain (loss) on translation of intercompany balance	(283,789)		(104,812)
Loss from operations	$(65,087)		$(3,281,424)

Bromine segment

Income from operations from our bromine segment was $1,348,834 for the three-month period ended March 31, 2022, compared to loss from operations of $1,279,565 in the same period in 2021. This increase was due to the 5% increase in tonnes sold and a 60% increase in average selling price.

Crude salt segment

Loss from operations from our crude salt segment was $521,921 for the three-month period ended March 31, 2022, compared to loss from operations of $1,009,585 in the same period in 2021. This decrease was due to increases in crude salt unit price.

Chemical products segment

Loss from operations from our chemical products segment was $513,282 for the three-month period ended March 31, 2022, compared to loss from operations of $746,469 in the same period in 2021. This decrease was due to fewer employees and therefore fewer wages.

Natural gas segment

Loss from operations from our natural gas segment was $26,739 for the three -month period ended March 31, 2022, compared to a loss of $54,787 in the same period in 2021.

Other Income Net Other income, net of $40,836 represented bank interest income, net of finance lease interest expense for the three -month period ended March 31, 2022, an increase of $5,245 (or approximately 15%) as compared to the same period in 2021.

Net Loss Net loss was $119,946 for the three-month period ended March 31, 2022, compared to a net loss of $2,502,124 in the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, cash and cash equivalents were $105,661,999 as compared to $95,767,263 as of December 31, 2021. The components of this increase of $9,894,736 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2022	2021
Net cash provided by operating activities	$8,445,682	$3,341,395
Net cash used in investing activities	$(395,060)	$—
Effects of exchange rate changes on cash and cash equivalents	$1,844,114	$(864,609)
Net increase(decrease) in cash and cash equivalents	$9,894,736	$2,476,786)

For the three-month period ended March 31, 2022, we met our working capital and capital investment requirements mainly by using cash on hand.

Net Cash Provided by Operating Activities

During the three -month period ended March 31, 2022, cash flow provided by operating activities of approximately $8.4 million was mainly due to a decrease in accounts receivable of $3.5 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment, reduced by a net loss of $0.12 million and an adjustment for income tax benefit of $0.1 million.

During the three -month period ended March 31, 2021, cash flow provided by operating activities of approximately $3.3 million was mainly due to a decrease in accounts receivable of $1.6 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment, reduced by a net loss of $2.5 million and an adjustment for income tax benefit of $0.7 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
		% of total		% of total
Aged 1-30 days	$7,930,001	72%	$4,097,207	28%
Aged 31-60 days	812,626	7%	5,164,840	36%
Aged 61-90 days	—	—	5,263,760	36%
Aged 91-120 days	2,359,412	21%	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$11,102,039	100%	$14,525,807	100%

The overall accounts receivable balance as of March 31, 2022 decreased by $3,423,768, as compared to those of December 31, 2021. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month period ended March 31, 2022 is required.

Inventory

Our inventory consists of the following:

	March 31, 2022		December 31, 2021
		% of total		% of total
Raw materials	$52,131	10%	$42,553	6%
Finished goods	463,431	90%	648,558	94%
Total	$515,562	100%	$691,111	100%

The net inventory level as of March 31, 2022 decreased by $175,549 (or 25%), as compared to the net inventory level as of December 31, 2021.

Raw materials increased by $9,578 as of March 31, 2022 as compared to December 31, 2021.

Our finished goods decreased by $185,127 as of March 31, 2022 as compared to December 31, 2021.

Net Cash Used in Investing Activities

For the three-month period ended March 31, 2022, we used approximately $0.4 million to acquire property, plant and equipment.

For the three-month period ended March 31, 2021, we have no investing activities.

Net Cash Used in Financing Activities

We have no financing activities for the three-month periods ended March 31, 2022 and 2021.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $105.7 million at March 31, 2022, most of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2022 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 18– Capital Commitment and Other Service Contractual Obligations”.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, inventories and allowance for obsolescence, assets retirement obligation, property, plant and equipment, recoverability of long-lived assets, mineral rights, leases, revenue recognition, income taxes, and loss contingencies. These policies and estimates are described in the Company’s Form 10-Q for the three months ended March 31, 2022.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully review our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Readers should carefully review risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

GULF RESOURCES, INC.

Dated: May 13, 2022	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: May 13, 2022	By:	/s/ Min Li
Min Li
Chief Financial Officer