Form 10-Q
period 2022-06-30
GULF RESOURCES, INC.
filed 2022-08-15
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of August 12, 2022, the registrant had outstanding 10,471,924 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2022 Unaudited	December 31, 2021 Audited
Current Assets
Cash	$79,115,431	$95,767,263
Accounts receivable	9,302,402	14,525,807
Inventories, net	571,708	691,111
Prepayments and deposits	6,563,364	4,450,037
Other receivable	639	644
Total Current Assets	95,553,544	115,434,862
Non-Current Assets
Property, plant and equipment, net	173,562,592	162,657,546
Finance lease right-of use assets	172,814	184,824
Operating lease right-of-use assets	8,886,582	8,311,127
Prepaid land leases, net of current portion	9,862,218	10,368,469
Deferred tax assets	10,575,359	12,900,034
Total non-current assets	203,059,565	194,422,000
Total Assets	$298,613,109	$309,856,862

Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$11,004,823	$10,530,776
Taxes payable-current	209,817	775,708
Amount due to a related party	1,786,519	1,849,044
Finance lease liability, current portion	165,016	227,429
Operating lease liabilities, current portion	440,845	506,579
Total Current Liabilities	13,607,020	13,889,536
Non-Current Liabilities
Finance lease liability, net of current portion	1,516,899	1,770,526
Operating lease liabilities, net of current portion	7,912,535	7,557,583
Total Non-Current Liabilities	9,429,434	9,328,109
Total Liabilities	$23,036,454	$23,217,645

Commitment and Loss Contingencies

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,517,754 shares issued; and 10,471,924 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	24,376	24,376
Treasury stock; 45,830 and 45,830 shares as of June 30, 2022 and December 31, 2021 at cost	(510,329)	(510,329)
Additional paid-in capital	100,569,159	100,569,159
Retained earnings unappropriated	154,245,486	150,463,638
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	(2,985,581)	11,858,829
Total Stockholders’ Equity	275,576,655	286,639,217
Total Liabilities and Stockholders’ Equity	$298,613,109	$309,856,862

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021

NET REVENUE
Net revenue	$15,711,714	$11,148,008	$24,642,451	$16,407,251

OPERATING INCOME (EXPENSE)
Cost of net revenue	(8,101,120)	(6,915,774)	(12,651,088)	(11,097,163)
Sales, marketing and other operating expenses	(17,045)	(15,625)	(27,405)	(25,170)
Direct labor and factory overheads incurred during plant shutdown	(1,927,297)	(1,394,717)	(4,111,888)	(4,008,200)
General and administrative expenses	(557,089)	(5,204,701)	(2,799,590)	(6,940,951)
Other operating expense	—	—	(8,404)	—
	(10,602,551)	(13,530,817)	(19,598,375)	(22,071,484)

PROFIT (LOSS) FROM OPERATIONS	5,109,163	(2,382,809)	5,044,076	(5,664,233)

OTHER INCOME (EXPENSE)
Interest expense	(32,296)	(39,368)	(66,988)	(76,230)
Interest income	74,548	75,437	150,076	147,890
Income (Loss) BEFORE TAXES	5,151,415	(2,346,740)	5,127,164	(5,592,573)

INCOME TAX	(1,249,621)	(356,480)	(1,345,316)	387,229
NET PROFIT (LOSS)	$3,901,794	$(2,703,220)	$3,781,848	$(5,205,344)

COMPREHENSIVE Profit (LOSS)
NET Profit (LOSS)	$3,901,794	$(2,703,220)	$3,781,848	$(5,205,344)
- Foreign currency translation adjustments	(16,393,444)	5,334,236	(14,844,410)	3,149,546
COMPREHENSIVE Profit (LOSS)	$(12,491,650)	$2,631,016	$(11,062,562)	$(2,055,798)

Earnings (LOSS) PER SHARE:
BASIC AND DILUTED	$0.37	$(0.26)	$0.36	$(0.50)

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC AND DILUTED	10,471,924	10,469,477	10,471,924	10,469,477

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED JUNE 30, 2022

(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,343,692	$24,233,544	$13,407,863	$288,068,305
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(16,393,444)	(16,393,444)
Net profit (loss) for three-month period ended June 30, 2022	—	—	—	—	—	—	3,901,794	—	—	3,901,794
BALANCE AT JUNE 30, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$154,245,486	$24,233,544	$(2,985,581)	$275,576,655

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2021 (Unaudited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$148,886,232	$24,233,544	$2,268,557	$272,337,459
Restricted shares	472,000	472,000	—	236	—	3,133,844	—	—	—	3,134,080
Translation adjustment	—	—	—	—	—	—	—	—	5,334,236	5,334,236
Net profit (loss) for three-month period ended June 30, 2021	—	—	—	—	—	—	(2,703,220)	—	—	(2,703,220)
BALANCE AT JUNE 30, 2021 (Unaudited)	10,515,307	10,469,477	45,830	$24,375	$(510,329)	$100,569,160	$146,183,012	$24,233,544	$7,602,793	$278,102,555

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2021 (Audited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,463,638	$24,233,544	$11,858,829	$286,639,217
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(14,844,410)	(14,844,410)
Net profit (loss) for six-month period ended June 30, 2022	—	—	—	—	—	—	3,781,848	—	—	3,781,848
BALANCE AT JUNE 30, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$154,245,486	$24,233,544	$(2,985,581)	$275,576,655

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2020 (Audited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$151,388,356	$24,233,544	$4,453,247	$277,024,273
Restricted shares	472,000	472,000	—	236	—	3,133,844	—	—	—	3,134,080
Translation adjustment	—	—	—	—	—	—	—	—	3,149,546	3,149,546
Net profit (loss) for six-month period ended June 30, 2021	—	—	—	—	—	—	(5,205,344)	—	—	(5,205,344)
BALANCE AT JUNE 30, 2021 (Unaudited)	10,515,307	10,469,477	45,830	$24,375	$(510,329)	$100,569,160	$146,183,012	$24,233,544	$7,602,793	$278,102,555

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(UNAUDITED)

	Six-Month Period Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,781,848	$(5,205,344)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest on finance lease obligation	69,696	71,197
Depreciation and amortization	10,275,874	8,224,864
Unrealized exchange gain on translation of inter-company balances	38,248	594,150
Deferred tax asset	1,249,763	(387,230)
Common stock issued for services	—	3,134,080
Issuance of stock options to employee	—	—
Changes in assets and liabilities:
Accounts receivable	4,683,856	1,839,939
Inventories	94,412	(252,995)
Prepayments and deposits	(2,790,331)	(98,992)
Other receivables	—	—
Accounts and Other payable and accrued expenses	2,219,224	(785,889)
Retention payable	—	—
Taxes payable	(56,516)	190,892
Prepaid land leases	—	—
Operating lease	(1,073,677)	(298,897)
Net cash provided by (used in) by operating activities	18,492,397	7,025,775

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(33,217,987)	(5,806,435)
Net cash used in investing activities	(33,217,987)	(5,806,435)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(283,915)	(296,597)
Net cash used in financing activities	(283,915)	(296,597)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,642,327)	1,912,746
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,651,832)	2,835,489
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	95,767,263	94,222,538
CASH AND CASH EQUIVALENTS - END OF PERIOD	$79,115,431	$97,058,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared by Gulf Resources, Inc. (“Gulf Resources”), a Nevada corporation and its subsidiaries (collectively, the “Company”).

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiary, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”). HKJI owns 100% of Shouguang City Haoyuan Chemical Company Limited (“SCHC”) which owns 100% of Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) ,Daying County Haoyuan Chemical Company Limited (“DCHC”) and Shouguang Hengde Salt Industry Co. Ltd. (“SHSI”).  All material intercompany transactions have been eliminated on consolidation.

(b)           Nature of Business

The Company manufactures and trades bromine through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) ;manufactures and trades crude salt through its wholly-owned subsidiary, SHSI; and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (b)(iii)).

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic. The duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations and financial position is uncertain. While not fully quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the year of 2021 \. In 2022, COVID may have a slightly larger impact. The government is conducting frequent unannounced inspections, somewhat disrupting production. In addition, the Company believes the focus on COVID may have slightly delayed the approval process for one or more of the closed factories. The virus outbreak and resulting supply chain issues has impacted the overall Chinese economy and thus impacted demand from end customers. It has delayed the delivery of machinery and other equipment for the Yuxin Chemical factory causing a postponement in its completion and opening. The Company believes the virus outbreak has delayed the finalization of the Sichuan Province environmental plan, causing a further delay for the Company’s project in Sichuan Province.

(i) Bromine and Crude Salt Segments

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No. 4, No. 7 and No. 9 passed inspection and could resume operations. In April 2019, Factory No.1, and Factory No.7 resumed operation.

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by the local governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid-March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020.

The Company is still waiting for governmental approval for Factories No. 2, No. 8, and No. 10. To our knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, we may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements. Nevertheless, The company expects that it will receive permission to open one of these factories in 2022 and perhaps try its best effort to get another in early 2023.

Pursuant to the notification issued from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 28, 2021 to February 21, 2022. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and resumed production as scheduled on February 21, 2022.

In April 2022, Shouguang Hengde Salt Industry Co. Ltd, our subsidiary, was incorporated in Shandong Province, China, for crude salt production and trading. This subsidiary was created in response to a new government policy that required bromine and crude salt companies to have separate registrations. The creation of this subsidiary and the separation of bromine and crude salt will not impact sales or overall profits. However, there are likely to be minor adjustments cost allocations between the two businesses.

(ii) Chemical Segment

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction to the Bohai Marine Fine Chemical Industrial Park (“Bohai Park”). This was because the two plants were located in a residential area and their production activities impacted the living environment of the residents. This was as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, and ensure the quality of the living environment of residents. All chemical enterprises which did not comply with the requirements of the safety and environmental protection regulations were ordered to shut down.

In December 2017, the Company secured from the government the land use rights for its chemical plants located at the Bohai Park and in June 2018, the Company presented a completed construction design draft and other related documents to the local authorities for approval. In January 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 and basically completed the civil works by the end of June 2021. On November 15, 2021, the Company announced that due to the supply chain issues as well as the electric restrictions in China, the delivery of some equipment, the equipment installation and testing and beginning trial production at the chemical factory had been delayed. On February 22, 2022, the Company announced that discussions with the government have convinced management that the electricity restrictions are being eased. Accordingly, the Company has contacted its suppliers and will have the remainder of the equipment produced and delivered, so the Company can complete installation and begin testing and trial production.

The COVID restrictions and resulting national and international supply chain issues as well as permitting issues have caused delays in receiving some previously ordered machinery and equipment. The Company is working with its existing suppliers and may identify new suppliers so that it can complete construction of its factory based on the delivery. Currently, the Company can not estimate when construction will be completed and production can begin.

The Company believes this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of June 30, 2022 and December 31, 2021. The Company does not believe the delay in opening the factory will materially impact the overall cost of the project.

(iii) Natural Gas Segment

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province, China, and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments until the governmental planning has been finalized.

(c)           Allowance for Doubtful Accounts

As of June 30, 2022 and December 31, 2021, there were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month and six-month periods ended June 30, 2022 and 2021.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $79,115,431 and $95,767,263 with these institutions as of June 30, 2022 and December 31, 2021, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $145,512 and $220,968 for the three-month period ended June 30, 2022 and 2021, respectively, and totaled $346,777 and $467,590 for the six-month period ended June 30, 2022 and 2021, respectively.

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

JUNE 30, 2022

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

For the three and six months period ended June 30, 2022 and 2021, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. The Company had no outstanding options in the three month periods ending June 30, 2021 and 2022. It had no options outstanding in the six months period ending June 30,2022. In the six month period ending June 30,2021, it had 31,352 options outstanding. Because the Company has a net loss during this period, the options were anti-dilutive.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

There were no recent accounting pronouncements adopted during the six months ended June 30, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	June 30, 2022	December 31, 2021

Raw materials	$67,335	$42,553
Finished goods	504,373	648,558
	$571,708	$691,111

There was no allowance for slow-moving inventories as of June 30, 2022 and 2021.

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

In December 2017, the Company paid a one lump sum upfront amount of $9,475,207 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of June 30 2022 and December 31, 2021. As of June 30, 2022, the prepaid land lease increased to $9,862,218 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is completed and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2022	December 31, 2021
At cost:
Mineral rights	$2,873,621	$3,025,017
Buildings	33,333,765	34,906,137
Plant and machinery	236,409,033	201,012,254
Motor vehicles	132,578	139,563
Furniture, fixtures and office equipment	2,369,561	2,494,400
Construction in process	25,391,292	44,310,149
Total	300,509,850	285,887,520
Less: Accumulated depreciation and amortization	(126,947,258)	(123,229,974)
Impairment	—	—
Net book value	$173,562,592	$162,657,546

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $16,193,695 and $17,911,910 as at June 30, 2022 and December 31, 2021, respectively.

During the three-month period ended June 30, 2022, depreciation and amortization expense totaled $5,271,395 of which $1,532,788, $170,708 and $3,567,899 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the six-month period ended June 30, 2022, depreciation and amortization expense totaled $10,273,014, of which $3,293,856, $1,368,395 and $5,610,763 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

During the three-month period ended June 30, 2021, depreciation and amortization expense totaled $4,119,073 of which $758,445, $163,868 and $3,196,760 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the six-month period ended June 30, 2021, depreciation and amortization expense totaled $8,222,022, of which $2,575,227, $327,101 and $5,319,694 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

NOTE 5 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	June 30, 2022	December 31, 2021
At cost:
Buildings	$122,614	$129,074
Plant and machinery	2,243,054	2,361,228
Total	2,365,668	2,490,302
Less: Accumulated depreciation and amortization	(2,192,854)	(2,305,478)
Net book value	$172,814	$184,824

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and six months period ended June 30, 2022, depreciation and amortization expense totaled $1,401 and $2,860, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and six months period ended June 30, 2021, depreciation and amortization expense totaled $1,434 and $2,862, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT– OF USE ASSETS

As of June 30, 2022, the total operating lease ROU assets was $8,886,582.

The total operating lease cost for the six-month period ended June 30, 2022 and 2021 was $506,537 and $481,295.

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $9,774,975 as at June 30, 2022.

NOTE 7 – ACCOUNTS PAYABLE, OTHER PAYABLE AND ACCRUED EXPENSES

Accounts payable, other payable and accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Accounts payable	$594,208	$202,289
Salary payable	264,179	267,215
Other payable	46,481	97,856
Accrued expense for construction	9,198,376	8,944,367
Accrued expense-others	901,579	1,019,049
Total	$11,004,823	$10,530,776

NOTE 8 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $92,956 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three and six months ended June 30, 2021 was approximately $23,239 and $47,807. The expense associated with this agreement for the three and six months ended June 30, 2021 was approximately $24,144 and $47,878.

NOTE 8 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Chairman Of the Board
Liu XiaoBin	Chief Executive Officer
Li Min	Chief Financial Officer
Miao NaiHui	Chief Operating Officer

b)

	June 30,	December 31,
	2022	2021
Amount due to related parties:
Yang Ming	$439,523	$462,680
Liu Xiao Bin	599,766	599,766
Li Min	373,615	393,299
Miao Nai Hui	373,615	393,299
Total	$1,786,519	$1,849,044

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and to returned all, or a portion of their cash compensation earned for their services with the Company, which may be considered for future compensation should the Company improve its results of operations.

NOTE 9 – TAXES PAYABLE

	June 30,	December 31,
	2022	2021
Land use tax payable	$102,937	$27,427
Value added tax and other taxes payable	106,880	748,281
Land use tax payable	$209,817	$775,708

NOTE 10 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	June 30,	December 31,
	Interest rate	2022	2021
Total finance lease liability	6.7%	$1,681,915	$1,997,955
Less: Current portion		(165,016)	(227,429)
Finance lease liability, net of current portion		$1,516,899	$1,770,526

Interest expenses from capital lease obligations amounted to $36,074 and $35,659 for the three-month period ended June 30, 2022 and 2021, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $69,696 and $71,197 for the six-month period ended June 30, 2022 and 2021, respectively, which were charged to the condensed consolidated statement of income (loss).

The components of operating lease liabilities as follows:

	Imputed	June 30,	December 31,
	Interest rate	2022	2021
Total Operating lease liabilities	4.89%	$8,353,380	$8,064,162
Less: Current portion		(440,845)	(506,579)
Operating lease liabilities, net of current portion		$7,912,535	$7,557,583

The weighted average remaining operating lease term at June 30, 2022 was 20 years and the weighted average discounts rate was 4.89%. Lease payments for the three-month period ended June 30, 2022 and 2021, respectively, were $565,917 and $575,242. Lease payments for the six-month period ended June 30, 2022 and 2021, respectively, were $823,796 and $780,193.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$279,673	$871,307
the next 13 to 24 months	279,673	872,318
the next 25 to 36 months	279,673	876,450
the next 37 to 48 months	279,673	884,392
the next 49 to 60 months	279,673	888,857
thereafter	839,019	10,748,767
Total	2,237,384	15,142,091
Less: Amount representing interest	(555,469)	(7,788,711)
Present value of net minimum lease payments	$1,681,915	$8,353,380

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

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

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2022 for SCHC, SYCI, SHSI, and DCHC is 16%, 14%, 0% and 0% of its registered capital, respectively.

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of June 30, 2022, the number of shares of the Company’s common stock available for grant of awards under the 2019 Plan was 1,056,801 shares.

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

For the three months ended June 30, 2022 and 2021, total compensation costs for options issued recorded in the consolidated statement of loss were $0.

During the three and six months ended June 30, 2022, there were no options granted to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2022 and June 30, 2022.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2022	—	$—	—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, June 30, 2022	—	$—	—

Stock Options Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at June 30, 2022	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2022 was $0.

During the three and six months ended June 30, 2022 and 2021, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2022 and 2021, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2022 and 2021.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and six-month periods ended June 30, 2022 and 2021.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2022 and 2021 are 16.5%. There is no dividend withholding tax in Hong Kong.

(d)	PRC

Enterprise income tax (“EIT”) for SCHC, SYCI , SHSI and DCHC in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC is a wholly foreign-owned enterprises (“FIE”) , SYCI , DCHC, and SHSI are incorporated in the PRC and are subject to PRC Local Income Tax Law. The PRC tax losses may be carried forward to be utilized against future taxable profit for ten years for High-tech enterprises and small and medium-sized enterprises of science and technology and for five years for other companies. Tax losses of the operating subsidiaries of the Company may be carried forward for five years.

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

As of June 30, 2022 and December 31, 2021, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT were $137,684,848 and $140,006,862, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2022 and December 31, 2021, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of June 30, 2022 and December 31, 2021, the unrecognized WHT were $5,869,416 and $5,932,051, respectively.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
Current taxes – PRC	$—	$—	$—	$—
Deferred taxes	1,249,621	(356,480)	1,345,316	387,229
Change in valuation allowance	—	—	—	—
	$1,249,621	$(356,480)	$1,345,316	$387,229

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,855,050	1,952,783
PRC tax losses	17,400,838	19,621,674
US federal net operating loss	1,336,405	1,308,335
Total deferred tax assets	20,592,293	22,882,792
Valuation allowance	(10,016,934)	(9,982,758)
Net deferred tax asset	$10,575,359	$12,900,034

The increase in valuation allowance for the three-month period ended June 30, 2022 is $11,523.

The increase in valuation allowance for the three-month period ended June 30, 2021 is $144,890.

The increase in valuation allowance for the six-month period ended June 30, 2022 is $34,176.

The increase in valuation allowance for the six-month period ended June 30, 2021 is $57,926.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2022 and December 31, 2021 and no amounts accrued for penalties and interest for the three and six months ended June 30, 2022 and 2021.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Three-Month Period Ended June 30, 2022	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$13,893,810	$1,817,904	$—	$—	$15,711,714	$—	$15,711,714
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	5,325,541	142,968	(475,201)	(61,699)	4,931,609	177,554	5,109,163
Income tax benefit (expense)	(1,320,295)	(36,105)	106,779	—	(1,249,621)	—	(1,249,621)
Income (loss) from operations after income tax benefit (expense)	4,005,246	106,863	(368,422)	(61,699)	3,681,988	177,554	3,859,542
Total assets	171,553,183	10,002,720	115,217,810	1,495,588	298,269,301	343,808	298,613,109
Depreciation and amortization	3,917,178	1,245,853	73,441	36,324	5,272,796	—	5,272,796
Capital expenditures	32,822,927	—	—	—	32,822,927	—	32,822,927

Three-Month Period Ended June 30, 2021	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$10,025,438	$1,122,570	$—	$—	$11,148,008	$—	$11,148,008
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	2,682,233	(578,435)	(741,312)	(62,850)	1,299,636	(3,682,445)	(2,382,809)
Income tax benefit (expense)	(672,696)	145,070	171,146	—	(356,480)	—	(356,480)
Income (loss) from operations after income tax benefit (expense)	2,009,537	(433,365)	(570,166)	(62,850)	943,156	(3,682,445)	(2,739,289)
Total assets	138,872,887	32,840,392	122,381,338	1,846,367	295,940,984	484,076	296,425,060
Depreciation and amortization	2,610,442	1,403,262	68,874	37,929	4,120,507	—	4,120,507
Capital expenditures	—	—	5,806,435	—		—	5,806,435

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of each respective segment through April 2022. Commencing May 2022, costs were assigned to the two subsidiaries (SCHC and SHSI) by independent accounting.

NOTE 14 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2022	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$22,019,825	$2,571,948	$—	$50,678	$24,642,451	$—	$24,642,451
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax benefit (expense)	6,674,375	(378,953)	(988,483)	(88,438)	5,218,501	(174,425)	5,044,076
Income tax benefit (expense)	(1,662,456)	94,375	222,765	—	(1,345,316)	—	(1,345,316)
Loss from operations after income tax benefit (expense)	5,011,919	(284,578)	(765,718)	(88,438)	3,873,185	(174,425)	3,698,760
Total assets	171,553,183	10,002,720	115,217,810	1,495,588	298,269,301	343,808	298,613,109
Depreciation and amortization	7,611,927	2,439,911	149,897	74,139	10,275,874		10,275,874
Capital expenditures	33,217,987	—	—	—	33,217,987	—	33,217,987

Six-Month Period Ended June 30, 2021	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$14,836,428	$1,570,823	$—	$—	$16,407,251	$—	$16,407,251
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax benefit	1,402,668	(1,588,020)	(1,487,781)	(117,637)	(1,790,770)	(3,873,463)	(5,664,233)
Income tax benefit (expense)	(353,828)	397,466	343,591	—	387,229	—	387,229
Income (loss from operations after income tax benefit (expense)	1,048,840	(1,190,554)	(1,144,190)	(117,637)	(1,403,541)	(3,873,463)	(5,277,004)
Total assets	138,872,887	32,840,392	122,381,338	1,846,367	295,940,984	484,076	296,425,060
Depreciation and amortization	5,531,131	2,480,722	137,481	75,530	8,224,864	—	8,224,864
Capital expenditures	—	—	5,806,435	—		—	5,806,435

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment until April 2022. Commencing May 2022, costs were assigned to the two subsidiaries (SCHC and SHSI) by independent accounting.

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2022	2021	2022	2021
Total segment operating Income (loss)	$4,931,609	$1,299,636	$5,218,501	$(1,790,770)
Corporate costs	(67,987)	(3,193,107)	(136,177)	(3,279,313)
Unrealized gain on translation of intercompany balance	245,541	(489,338)	(38,248)	(594,150)
Income (loss) from operations	5,109,163	(2,382,809)	5,044,076	(5,664,233)
Other income, net of expense	42,252	36,069	83,088	71,660
Income (loss) before taxes	$5,151,415	$(2,346,740)	$5,127,164	$(5,592,573)

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2022.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,812	$652	$—	$2,464	15.7%
2	Shandong Brother Technology Limited	$1,661	$668	$—	$2,329	14.8%
3	Shouguang Weidong Chemical Company Limited	$1,510	$497	$—	$2,007	12.8%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2022.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,752	$965	$—	$3,717	15.1%
2	Shandong Brother Technology Limited	$2,443	$909	$—	$3,352	13.6%
3	Shouguang Weidong Chemical Company Limited	$2,128	$697	$—	$2,825	11.5%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2021.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,752	$420	$—	$2,172	19.5%
2	Shouguang Weidong Chemical Company Limited	$1,222	$390	$—	$1,612	14.5%
3	Shandong Brother Technology Limited	$1,196	$313	$—	$1,509	13.5%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2021.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,648	$589	$—	$3,237	19.7%
2	Shouguang Weidong Chemical Company Limited	$1,925	$498	$—	$2,423	14.8%
3	Shandong Brother Technology Limited	$1,830	$485	$—	$2,315	14.1%

NOTE 15 – CUSTOMER CONCENTRATION

During the six-month period ended June 30, 2022, the Company sold 52.9% of its products to its top five customers, respectively. As of June 30, 2022, amounts due from these customers were $5,166,271.

During the six-month period ended June 30, 2021, the Company sold 66.4% of its products to its top five customers, respectively. As of June 30, 2021, amounts due from these customers were $2,878,885.

NOTE 16 – MAJOR SUPPLIERS

During the six-month period ended June 30, 2022 the Company purchased 100% of its raw materials from its top five suppliers.  As of June 30, 2022, amounts due to those suppliers were $594,208.

During the six-month period ended June 30, 2021 the Company purchased 100% of its raw materials from its top five suppliers.  As of June 30, 2021, amounts due to those suppliers were $412,601.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2022 and December 31, 2021.

NOTE 18 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of June 30, 2022:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$92,956	$17,669,216
the next 13 to 24 months	—	1,027,069
the next 25 to 36 months	—	—
Total	$92,956	$18,696,285

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of June 30, 2022.

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

Through our wholly-owned subsidiary, SCHC we produce and trade bromine; and through our wholly-owned subsidiary, SHSI, we manufacture and sell crude salt.  We are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine also is used to form intermediary chemical compounds such as Tetramethylbenzidine.  Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants.  Crude salt is the principal material in alkali production as well as chlorine alkali production and is widely used in the chemical, food and beverage, and other industries.

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

The Company is still waiting for governmental approval for factories No. 2, No. 8, and No.10. The Company expects to receive approval to open one of these factories in 2022 and perhaps try its best effort to get another one in early 2023. To its knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, the Company may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements.

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined the Company should relocate to the Bohai park. Chemical companies that were not asked to move into the park have been closed.  Since the closure of our factories, the Company has secured from the government the land use rights for its chemical plant. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. The completion of construction has been delayed due to COVID-19 related restrictions, supply chain disruption and electric restrictions. On February 22, 2022, the Company announced that while the Company did not receive a formal notice from the government regarding the electricity needed for its Yuxin Chemical factory, discussions with the government have convinced management that the electricity restrictions are being eased. Accordingly, the Company has contacted its suppliers and will have the remainder of the equipment produced and delivered, so the Company can complete installation. Because of supply chain issues, largely related to COVID 19, the delivery of some of the equipment has been delayed. At this time, the Company cannot estimate when construction will be completed.

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, as well as related land issues. Until these approvals have been received, the Company has temporarily halted trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain exploration and mining licenses for both bromine and natural gas. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments after the governmental planning has been finalized and the land and resource planning for Sichuan Province has been approved.

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI , SHSI and DCHC, the consolidated financial statements and the information presented below as of and for the year ended June 30, 2022. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisitions of SCHC and SYCI, our historical financial statements and the information presented below reflects the accounts of SCHC, SYCI, SHSI and DCHC. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2022 and 2021.

Comparison of the Three-Month Period Ended June 30, 2022 and 2021

	Three-Month Period Ended June 30, 2022	Three-Month Period Ended June 30, 2021	Percent Change Increase/ (Decrease)
Net revenue	$15,711,714	$11,148,008	41%
Cost of net revenue	(8,101,120)	(6,915,774)	17%
Gross profit	7,610,594	4,232,234	80%
Sales, marketing and other operating expenses	(17,045)	(15,625)	9%
Direct labor and factory overheads incurred during plant shutdown	(1,927,297)	(1,394,717)	38%
General and administrative expenses	(557,089)	(5,204,701)
Income(loss) from operations	5,109,163	(2,382,809)	314%
Other income	42,252	36,069	17%
Income (loss) before taxes	5,151,415	(2,346,740)	320%
Income tax benefit	(1,249,621)	(356,480)	251%
Net Income (loss)	$3,901,794	$(2,703,220)	244%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2022 as compared to the same period in 2021:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	June 30, 2022		June 30, 2021		of Net Revenue
Segment		% of total		% of total
Bromine	$13,893,809	88.43%	$10,025,438	89.93%	38%
Crude Salt	1,817,904	11.57%	1,122,570	10.07%	62%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total sales	$15,711,713	100%	$11,148,008	100%	41%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	June 30, 2022	June 30, 2021	Increase (Decrease)
Bromine	1,795	1,805	(0.5%)
Crude Salt	47,480	43,104	10%

Bromine segment

For the three-month periods ended June 30, 2022 and 2021, the net revenue for the bromine segment was $13,893,809 and $10,025,438, respectively. The increase of the net revenue of bromine was due to an increase in selling prices of bromine in the second quarter of 2022. During the second quarter of 2022, in order to control COVID, the government made a series of unannounced inspections of our bromine and crude salt facilities. These inspections caused the Company to shut and then reopen its facilities. During the second quarter of 2021, the government made an inspection that also caused the Company to close and reopen its facilities. However, the Company believes the inspections in the second quarter of 2022 had a far more significant impact on production than did those in the second quarter of 2021.

The average selling price of bromine in the second quarter was $7,740 compared to $5,556 of the second quarter previous year.

Crude salt segment

For the three-month periods ended June 30, 2022 and 2021, the net revenue for the crude salt was $1,817,904 and $1,122,570, respectively. The increase of net revenue of crude salt was mainly due to the 10% increase in tonnes sold and a 47% increase in average selling price of crude salt. During the second quarter of 2022, in order to control COVID, the government made a series of unannounced inspections of our bromine and crude salt facilities. These inspections caused the Company to shut and then reopen its facilities. During the second quarter of 2021, the government made an inspection that also caused the Company to close and reopen its facilities. However, the Company believes the inspections in the second quarter of 2022 had a far more significant impact on production than did those in the second quarter of 2021.

Chemical products segment

For the three-month periods ended June 30, 2022 and 2021, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month period ended June 30, 2022 and 2021, the net revenue for the natural gas was $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2022		June 30, 2021		Net Revenue
Segment		% of total		% of total
Bromine	$6,865,832	84.8%	$5,553,493	80.3%	23%
Crude Salt	1,235,288	15.2%	1,362,281	19.7%	(9%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$8,101,120	100%	$6,915,774	100%	17%

Cost of net revenue reflects mainly the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2021	31,506	23%
Three-month period ended June 30, 2022	31,506	23%
Variance of the three-month period ended June 30, 2022 and 2021	—	0%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 23% for the three-month period ended June 30, 2022, the same as compared to the three-month period ended June 30, 2021.

Bromine segment

For the three-month period ended June 30, 2022, the cost of net revenue for the bromine segment was $6,865,832. The increase of $1,312,339 in cost of net revenue for the bromine segment was primarily due to an increase in manufacturing unit overhead, which was mainly due to the split between the bromine and crude salt businesses in May 2022.

For the three-month period ended June 30, 2021, the cost of net revenue for the bromine segment was $5,553,493.

Crude salt segment

For the three-month period ended June 30, 2022 the cost of net revenue for the crude salt segment was $1,235,288. The reason for the decrease is that there is no further cost split with bromine segment , because the Company started independent accounting by each subsidiary since May 2022 for SCHC and SHSI.

For the three-month period ended June 30, 2021 the cost of net revenue for the crude salt segment was $1,362,281.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2022 and 2021 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended June 30, 2022 and 2021 was $0.

Gross Profit. Gross profit was $7,610,594, or 48%, of net revenue for the three-month period ended June 30, 2022, representing an increase of $3,378,360, as compared to a gross profit of $4,232,234, or 38%, of net revenue for the same period in 2021.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2022		June 30, 2021		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$7,027,978	51%	$4,471,945	45%	6%
Crude Salt	582,616	32%	(239,711)	(21%)	53%
Chemical Products	—	—	—	—
Natural Gas	—	—	—	—	—
Total Gross Profit	$7,610,594	48%	$4,232,234	38%	10%

Bromine segment

For the three-month period ended June 30, 2022, the gross profit margin for our bromine segment was 51%. This 6% increase was due to the increase in the selling price of bromine sold in the second quarter of 2022.

For the three-month period ended June 30, 2021, the gross profit margin for our bromine segment was 45%.

Crude salt segment

For the three-month period ended June 30, 2022, the gross profit margin for our crude salt segment was 32%. The increase of net revenue of crude salt was mainly due to the 10% increase in tonnes sold and a 47% increase in average selling price of crude salt.

For the three-month period ended June 30, 2021, the gross loss margin for our crude salt segment was 21%. The swing from a loss to a profit was due to an increase in volume and selling price as well as the new accounting which shifted some costs away from crude salt to bromine

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,927,297 and $1,394,717 incurred for the three-month period end June 30, 2022 and 2021, respectively, were that of the factories that have not resumed operations in the three-month periods ended June 30, 2022 and 2021.

On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,927,297 and $1,394,717 incurred for the three-month periods ended June 30, 2022 and 2021, respectively, of factories that have not resumed production were presented as part of the operating expense.

Corporate Costs

Corporate costs declined to $67,987 from $3,193,107. In the second quarter of 2021, we incurred $3,133,140 in corporate charges for the stock grants to management.

Income (loss) from Operations Income from operations was $5,109,163 for the three-month period ended June 30, 2022, compared to loss from operations of $2,382,809 in the same period in 2021.

	Income (loss) from Operations by Segment
	Three-Month Period Ended June 30, 2022		Three-Month Period Ended June 30, 2021
Segment:		% of total		% of total
Bromine	$5,325,541	108%	$2,682,233	206%
Crude Salt	142,968	3%	(578,435)	(45%)
Chemical Products	(475,201)	(10%)	(741,312)	(57%)
Natural Gas	(61,699)	(1%)	(62,850)	(4%)
Income (loss) from operations before corporate costs	4,931,609	100%	1,299,636	100%
Corporate costs	(67,987)		(3,193,107)
Unrealized gain on translation of Intercompany balance	245,541		(489,338)
Income (loss) from operations	$5,109,163		$(2,382,809)

Bromine segment

Income from operations from our bromine segment was $5,325,541 for the three-month period ended June 30, 2022, compared to income from operations of $2,682,233 in the same period in 2021. This increase was due to a 39% increase in average selling price of bromine, slightly offset by increased expense allocation commencing May 2022.

Crude salt segment

Income from operations from our crude salt segment was $142,968 for the three-month period ended June 30, 2022, compared to loss from operations of $578,435 in the same period in 2021. This increase in income from operation was due to a 10% increase in tonnes sold, a 47% increase in average selling price of crude salt, and a reallocation of some expenses commencing May 2022.

Chemical products segment

Loss from operations from our chemical products segment was $475,201 for the three-month period ended June 30, 2022, compared to loss from operations of $741,312 in the same period in 2021.

Natural gas segment

Loss from operations from our natural gas segment was $61,699 for the three -month period ended June 30, 2022, compared to a loss from operations of $62,850 in the same period in 2021.

Other Income, Net Other income, net of $42,252 represented bank interest income, net of capital lease interest expense for the three-month period ended June 30, 2022, an increase of $6,1831 (or approximately 17%) as compared to the same period in 2021.

Corporate Costs

Corporate costs declined to $67,987 from $3,193,107. In the second quarter of 2021, we incurred approximately $3.1 million in corporate charges for the stock grants to management.

Net Income (loss) Net income was $3,901,794 for the three-month period ended June 30, 2022, compared to a net loss of $2,703,220 in the same period in 2021.

Net Income Per Share

For the three months ended June 30, 2022, net income per share was $0.37 compared to a loss of $0.26 in the period ending June 30, 2021. There were 10,471,924 shares outstanding compared to 10,469,477 shares.

Foreign Currency Translation Adjustment

For the three months ending June 30, 2022, the Company had a negative foreign currency translation adjustment of $16,393,444 versus a positive adjustment of $5,334,236 in the previous year. The cause of this currency translation adjustment was due to an approximate 6.1% decline of the RMB vs. the USD. This adjustment impacts all balance sheet translations into U.S. dollars.

Comparison of the Six-Month Period Ended June 30, 2022 and 2021

	Six-Month Period Ended June 30, 2022	Six-Month Period Ended June 30, 2021	Percent Change Increase/ (Decrease)
Net revenue	$24,642,451	$16,407,251	50%
Cost of net revenue	(12,651,088)	(11,097,163)	14%
Gross profit	11,991,363	5,310,088	126%
Sales, marketing and other operating expenses	(27,405)	(25,170)	9%
Direct labor and factory overheads incurred during plant shutdown	(4,111,888)	(4,008,200)	3%
Other operating expense	(8,404)	—	100%
General and administrative expenses	(2,799,590)	(6,940,951)	(60%)
Income (loss) from operations	5,044,076	(5,664,233)	189%
Other income	83,088	71,660	16%
Income (loss) before taxes	5,127,164	(5,592,573)	192%
Income (loss) tax benefit	(1,345,316)	387,229	(447%)
Net Income (loss)	$3,781,848	$(5,205,344)	173%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2022 as compared to the same period in 2021:

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase
	June 30, 2022		June 30, 2021		of Net Revenue
Segment		% of total		% of total
Bromine	$22,019,825	89%	$14,836,428	90%	48%
Crude Salt	2,571,948	10%	1,570,823	10%	64%
Chemical Products	—	—	—	—	—
Natural Gas	50,678	1%	—	—	100%
Total sales	$24,642,451	100%	$16,407,251	100%	50%

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2022	June 30, 20210	Increase
Bromine (excluding volume sold to SYCI)	2,801	2,759	1.5%
Crude Salt	62,940	63,540	(1%)

Bromine segment

Net revenue from our bromine segment increased to $22,019,825 for the six-month period ended June 30, 2022 compared to $14,836,428 for the same period in 2021 due to the higher selling price of bromine.

Crude salt segment

Net revenue from our crude salt segment increased to $2,571,948 for the six-month period ended June 30, 2022 compared $1,570,823 for the same period in 2021 due to the higher selling price of crude salt.

Chemical products segment

For the six-month period ended June 30, 2022 and 2021, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the six-month period ended June 30, 2022 and 2021, the net revenue for the rental of equipment was $50,678 and $0, respectively.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2022		June 30, 2021		Net Revenue
Segment		% of total		% of total
Bromine	$10,786,157	85.2%	$9,067,539	82%	19%
Crude Salt	1,864,848	14.7%	2,029,624	18%	(8%)
Chemical Products	—	—	—	—	—
Natural Gas	83	0.1%	—	—	100%
Total	$12,651,088	100%	$11,097,163	100%	14%

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2021	31,506	27%
Six-month period ended June 30, 2022	31,506	27%
Variance of the six-month period ended June 30, 2022 and 2021	—	8%
(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Bromine segment

For the six-month period ended June 30, 2022, the cost of net revenue for the bromine segment was $10,786,157. This $1,718,618 increase was mainly because that some expenses have no longer been split between bromine and crude salt segments since May 2022 SHSI started the crude salt sales.

For the six-month period ended June 30, 2021, the cost of net revenue for the bromine segment was $9,067,539.

Crude salt segment

For the six-month period ended June 30, 2022, the cost of net revenue for the crude salt segment was $1,864,848. ]

For the six-month period ended June 30, 2021, the cost of net revenue for the crude salt segment was $2,029,624.

The reason for the decrease is that there is that with the creation of SHSI, some costs formerly allocated to crude sale were allocated to bromine. \

Natural gas segment

Cost of net revenue for our natural gas segment for the six-month period ended June 30, 2022 and 2021 was $83 and $0, respectively.

Gross Profit. Gross profit was $11,991,363, or 49%, of net revenue for six-month period ended June 30, 2022 compared to $5,310,088, or 32%, of net revenue for the same period in 2021.

	Gross Profit (Loss) by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2022		June 30, 2021		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$11,233,668	51%	$5,768,889	39%	12%
Crude Salt	707,100	28%	(458,801)	(29%)	57%
Chemical Products	—	—	—	—
Natural Gas	50,595	99%	—	—%	99%
Total Gross Profit	$11,991,363	49%	$5,310,088	32%	17%

Bromine segment

For the six-month period ended June 30, 2022, the gross profit margin for our bromine segment was 51%. This 12% increase was primarily due to the higher selling price.

For the six-month period ended June 30, 2021, the gross profit margin for our bromine segment was 39%.

Crude salt segment

For the six-month period ended June 30, 2022, the gross profit margin for our crude salt segment was 28%. The increase of net revenue of crude salt was mainly due to the 65% increase in average selling price of crude salt as well as the change in accounting related to the creation of SHSI,

For the six-month period ended June 30, 2021 the gross loss margin for our crude salt segment was 29%.

Chemical products segment

For the six-month period ended June 30, 2022, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement. As a result, there were no chemical products for sale for the six-month period ended June 30, 2022.

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $4,111,888 and $4,008,200 incurred for the six-month period end June 30, 2022 and 2021, respectively, were for factories that have not resumed production in the six-month periods ended June 30, 2022 and 2021.

General and Administrative Expenses. General and administrative expenses were $2,799,590 for the six-month period ended June 30, 2022, a decrease of $4,141,361 (or 60%) as compared to $6,940,951 for the same period in 2021, the major reason for this was due to the cost of approximately $3.1 million for stock grants in the second quarter of year 2021.

Income (Loss) from Operations. Income from operations was $5,044,076 for the six-month period ended June 30, 2022, compared to a loss from operations of $5,664,23 in the same period in 2021.

	Income(loss) from Operations by Segment
	Six-Month Period Ended June 30, 2022		Six-Month Period Ended June 30, 2021
Segment:		% of total		% of total
Bromine	$6,674,375	128%	$1,402,668	(79%)
Crude Salt	(378,953)	(7%)	(1,588,020)	89%
Chemical Products	(988,483)	(19%)	(1,487,781)	83%
Natural Gas	(88,438)	(2%)	(117,637)	7%
Income(loss) from operations before corporate costs	5,218,501	100%	(1,790,770)	100%
Corporate costs	(136,177)		(3,279,313)
Unrealized gain on translation of intercompany balance	(38,248)		(594,150)
Income(loss) from operations before taxes	$5,044,076		$(5,664,233)

Bromine segment

Income from operations from our bromine segment was $6,674,375 for the six-month period ended June 30, 2022, compared to an income from operations of $1,402,668 in the same period in 2021. The increase in income was primarily due to a 39% increase in average selling price partially offset by additional cost allocations from the new divisional structure.

Crude salt segment

Loss from operations from our crude salt segment was $378,953 for the six-month period ended June 30, 2022, compared to a loss from operations of $1,588,020 in the same period in 2021. The reason for this was due to cost allocations from the new divisional structure.

Chemical products segment

Loss from operations from our chemical products segment was $988,483 for the six-month period ended June 30, 2022, compared to a loss from operations of $1,487,781 in the same period in 2021.

Natural gas segment

Loss from operations from our natural gas segment was $88,438 for the six-month period ended June 30, 2022, compared to a loss from operations of $117,637 in the same period in 2021.

Other Income, Net. Other income, net of $83,088 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2022, a decrease of $11,428 (or approximately 16%) as compared to the same period in 2021.

Net Income (Loss). Net income was $3,781,848 for the six-month period ended June 30, 2022, compared to a net loss of $5,205,344 in the same period in 2021. The loss in 2021 includes approximately $3.1 million in charges for share grants to management.

Net Income Per Share

For the six months ended June 30, 2022, net income per share was $0.36 compared to a loss of $0.50 in the period ending June 30, 2021. There were 10,471,924 shares outstanding compared to 10,469,477 shares.

Foreign Currency Translation Adjustment

For the six months ending June 30, 2022, the Company had a negative foreign currency translation adjustment of $14,844,410 versus a positive adjustment of $3,149,546 in the previous year. The cause of this currency translation adjustment was due to an approximate 6.1% decline of the RMB vs. the USD. This adjustment impacts all balance sheet translations into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, cash and cash equivalents were $79,115,431 as compared to $95,767,263 as of December 31, 2021. The components of this decrease of $16,651,832 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2021	2021
Net cash (used in) provided by operating activities	$18,492,397	$7,025,775
Net cash used in investing activities	(33,217,987)	(5,806,435)
Net cash used in financing activities	(283,915)	(296,597)
Effects of exchange rate changes on cash and cash equivalents	(1,642,327)	1,912,746
Net increase (decrease) in cash and cash equivalents	$(16,651,832)	$2,835,489

For the six-month period ended June 30, 2022, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the six-month period ended June 30, 2022, cash flow provided by operating activities of approximately $18.5 million was mainly due to a net income of $3.8 million, a decrease in accounts receivable of $4.68 million, an increase in accounts payable of $2.2 million, an increase in deferred taxes of $1.3 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $10.28 million, offset by increases in operating leases, and prepayments. \

During the six-month period ended June 30, 2021, cash flow provided by operating activities of approximately $7.02 million was mainly due to a net loss of $5.2 million offset by depreciation and amortization of $8.2 million, stock awards charges of $3.1 million, a decrease in accounts receivable of $1.8 million, and other charges.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
		% of total		% of total
Aged 1-30 days	$7,966,253	86%	$4,097,207	28%
Aged 31-60 days	1,336,149	14%	5,164,840	36%
Aged 61-90 days	—	—	5,263,760	36%
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$9,302,402	100%	$14,525,807	100%

The overall accounts receivable balance as of June 30, 2022 decreased by $5,223,405, as compared to those of December 31, 2021. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month and six-month periods ended June 30, 2022 is required.

Inventory

Our inventory consists of the following:

	June 30, 2022		December 31, 2021
		% of total		% of total
Raw materials	$67,335	12%	$42,553	6%
Finished goods	504,373	88%	648,558	94%
Total	$571,708	100%	$691,111	100%

The net inventory level as of June 30, 2022 decreased by $119,403 (or 17%), as compared to the net inventory level as of December 31, 2021.

Raw materials increased by $24,782 as of June 30, 2022 as compared to December 31, 2021.

Our finished goods decreased by $144,185 as of June 30, 2022 as compared to December 31, 2021.

Net Cash Used in Investing Activities

For the six-month period ended June 30, 2022, we used approximately $33.2 million to acquire property, plant and equipment, which mainly include the cost for bromine wells, aqueducts and the installation of high and low voltage lines for bromine Wells.

For the six-month period ended June 30, 2021, we used approximately $5.8 million to acquire property, plant and equipment, primarily for our chemical plant.

Net Cash Used in Financing Activities.

For the six-month period ended June 30, 2022 and 2021, we used $0.3 million to fulfil finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $79 million at June 30, 2022, all which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

We intend to continue to focus our efforts on the activities of SCHC, SYCI , SHSI and DCHC as these segments continue to expand within the Chinese market.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2022 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 17 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, leases, property, plant and equipment, recoverability of long lived assets, revenue recognition, income taxes, loss contingencies, and stock-based compensation. These policies and estimates are described in the Company’s 2021 Form 10-K.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 15, 2022	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 15, 2022	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)