Form 10-Q
period 2022-09-30
GULF RESOURCES, INC.
filed 2022-11-14
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of November 14, 2022, the registrant had outstanding 10,671,924 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2022 Unaudited	December 31, 2021 Audited
Current Assets
Cash	$92,638,278	$95,767,263
Accounts receivable	9,995,651	14,525,807
Inventories, net	603,961	691,111
Prepayments and deposits	3,920,177	4,450,037
Other receivable	635	644
Total Current Assets	107,158,702	115,434,862
Non-Current Assets
Property, plant and equipment, net	158,607,644	162,657,546
Finance lease right-of use assets	162,057	184,824
Operating lease right-of-use assets	8,208,368	8,311,127
Prepaid land leases, net of current portion	9,329,586	10,368,469
Deferred tax assets	7,078,024	12,900,034
Total non-current assets	183,385,679	194,422,000
Total Assets	$290,544,381	$309,856,862

Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$10,058,811	$10,530,776
Taxes payable-current	657,001	775,708
Amount due to a related party	1,721,606	1,849,044
Finance lease liability, current portion	182,639	227,429
Operating lease liabilities, current portion	425,199	506,579
Total Current Liabilities	13,045,256	13,889,536
Non-Current Liabilities
Finance lease liability, net of current portion	1,433,928	1,770,526
Operating lease liabilities, net of current portion	7,451,438	7,557,583
Total Non-Current Liabilities	8,885,366	9,328,109
Total Liabilities	$21,930,622	$23,217,645

Commitment and Loss Contingencies

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,517,754 shares issued; and 10,471,924 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	24,376	24,376
Treasury stock; 45,830 and 45,830 shares as of September 30, 2022 and December 31, 2021 at cost	(510,329)	(510,329)
Additional paid-in capital	100,569,159	100,569,159
Retained earnings unappropriated	163,212,866	150,463,638
Retained earnings appropriated	24,233,544	24,233,544
Accumulated other comprehensive loss	(18,915,857)	11,858,829
Total Stockholders’ Equity	268,613,759	286,639,217
Total Liabilities and Stockholders’ Equity	$290,544,381	$309,856,862

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended September 30,		Nine -Month Period Ended September 30,
	2022	2021	2022	2021

NET REVENUE
Net revenue	$22,862,795	$17,753,669	$47,505,246	$34,160,920

OPERATING INCOME (EXPENSE)
Cost of net revenue	(8,405,694)	(8,197,697)	(21,056,782)	(19,294,860)
Sales, marketing and other operating expenses	(19,681)	(19,035)	(47,086)	(44,205)
Direct labor and factory overheads incurred during plant shutdown	(1,910,318)	(1,229,058)	(6,022,206)	(5,237,258)
General and administrative expenses	(584,473)	(1,209,818)	(3,384,063)	(8,150,769)
Other operating income (loss)	(37)	(86)	(8,441)	(86)
	(10,920,203)	(10,655,694)	(30,518,578)	(32,727,178)

INCOME(LOSS) FROM OPERATIONS	11,942,592	7,097,975	16,986,668	1,433,742

OTHER INCOME (EXPENSE)
Interest expense	(27,715)	(32,420)	(94,703)	(108,650)
Interest income	63,470	73,707	213,546	221,597
Other (income) expenses		4,636		4,636
INCOME(LOSS) BEFORE TAXES	11,978,347	7,143,898	17,105,511	1,551,325

INCOME TAX EXPENSE	(3,010,967)	(1,750,283)	(4,356,283)	(1,363,054)
NET INCOME(LOSS)	$8,967,380	$5,393,615	$12,749,228	$188,271

COMPREHENSIVE LOSS:
NET INCOME(LOSS)	$8,967,380	$5,393,615	$12,749,228	$188,271
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	(15,930,276)	(1,272,449)	(30,774,686)	1,877,097
COMPREHENSIVE INCOME(LOSS)	$(6,962,896)	$4,121,166	$(18,025,458)	$2,065,368

INCOME(LOSS) PER SHARE:
BASIC AND DILUTED	$0.86	$0.52	$1.22	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC AND DILUTED	10,471,924	10,469,477	10,471,924	10,469,477

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$154,245,486	$24,233,544	$(2,985,581)	$275,576,655
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(15,930,276)	(15,930,276)
Net income for three-month period ended September 30, 2022	—	—	—	—	—	—	8,967,380	—	—	8,967,380
BALANCE AT SEPTEMBER 30, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$163,212,866	$24,233,544	$(18,915,857)	$268,613,759

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2021 (Unaudited)	10,515,307	10,469,477	45,830	$24,375	$(510,329)	$100,569,160	$146,183,012	$24,233,544	$7,602,793	$278,102,555
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(1,272,449)	(1,272,449)
Net income for three-month period ended September 30, 2021	—	—	—	—	—	—	5,393,615	—	—	5,393,615
BALANCE AT SEPTEMBER 30, 2021 (Unaudited)	10,515,307	10,469,477	45,830	$24,375	$(510,329)	$100,569,160	$151,576,627	$24,233,544	$6,330,344	$282,223,721

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2021 (Audited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,463,638	$24,233,544	$11,858,829	$286,639,217
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(30,774,686)	(30,774,686)
Net income for nine-month period ended September 30, 2022	—	—	—	—	—	—	12,749,228	—	—	12,749,228
BALANCE AT SEPTEMBER 30, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$163,212,866	$24,233,544	$(18,915,857)	$268,613,759

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2020 (Audited)	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$151,388,356	$24,233,544	$4,453,247	$277,024,273
Restricted shares	472,000	472,000	—	236	—	3,133,844	—	—	—	3,134,080
Translation adjustment	—	—	—	—	—	—	—	—	1,877,097	1,877,097
Net income for nine-month period ended September 30, 2021	—	—	—	—	—	—	188,271	—	—	188,271
BALANCE AT SEPTEMBER 30, 2021 (Unaudited)	10,515,307	10,469,477	45,830	$24,375	$(510,329)	$100,569,160	$151,576,627	$24,233,544	$6,330,344	$282,223,721

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$12,749,228	$188,271
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,352,915	12,419,851
Unrealized exchange gain on translation of inter-company balances	45,195	283,287
Deferred tax asset	3,809,038	1,363,055
Common stock issued for services	—	3,134,080
Changes in assets and liabilities:
Accounts receivable	3,451,924	(6,890,373)
Inventories	27,073	(67,328)
Prepayments and deposits	324,685	(2,744,904)
Other receivables	—	—
Accounts and Other payable and accrued expenses	1,553,583	2,598,030
Retention payable	—	—
Taxes payable	(365,255)	905,230
Operating lease	(847,362)	(126,655)
Net cash provided by (used in) by operating activities	37,101,024	11,062,544

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(33,217,987)	(8,560,152)
Net cash used in investing activities	(33,217,987)	(8,560,152)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(283,915)	(290,597)
Net cash used in financing activities	(283,915)	(290,597)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,728,107)	2,446,493
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,128,985)	4,658,288
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	95,767,263	94,222,538
CASH AND CASH EQUIVALENTS - END OF PERIOD	$92,638,278	$98,880,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Cash paid for income taxes	$72,573	$—
Cash paid for interest	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic. The duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations and financial position is uncertain. While not fully quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the year of 2021. In 2022, COVID may have a slightly larger impact. The government is conducting frequent unannounced inspections, somewhat disrupting production. In addition, the Company believes the focus on COVID may have slightly delayed the approval process for one or more of the closed factories. The virus outbreak and resulting supply chain issues has impacted the overall Chinese economy and thus impacted demand from end customers. It has delayed the delivery of machinery and other equipment for the Yuxin Chemical factory causing a postponement in its completion and opening. The Company believes the virus outbreak has delayed the finalization of the Sichuan Province environmental plan, causing a further delay for the Company’s project in Sichuan Province.

(i) Bromine and Crude Salt Segments

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No. 4, No. 7 and No. 9 passed inspection and could resume operations. In April 2019, Factory No.1, and Factory No.7 resumed operation.

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by the local governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid-March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020. The Company received an oral notification from the government for its Factory No. 8, which permits the Factory No. 8 to resume production in August 2022. The Company expects that the Factory No. 8 will generate revenue in the fourth quarter 2022.

The Company is still waiting for governmental approval for Factories No. 2 and No. 10. To our knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, we may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements.

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

The COVID restrictions and resulting national and international supply chain issues as well as permitting issues have caused delays in receiving some previously ordered machinery and equipment. The Company is working with its existing suppliers and may identify new suppliers so that it can complete construction of its factory based on accelerated delivery. Currently, the Company can not estimate when construction will be completed and production can begin.

The Company believes this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of September 30, 2022 and December 31, 2021. The Company does not believe the delay in opening the factory will materially impact the overall cost of the project.

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

(c)           Allowance for Doubtful Accounts

As of September 30, 2022 and December 31, 2021, there were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the condensed consolidated statements of loss for the three-month and nine-month periods ended September 30, 2022 and 2021.

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $92,638,278 and $95,767,263 with these institutions as of September 30, 2022 and December 31, 2021, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $141,996 and $186,074 for the three-month period ended September 30, 2022 and 2021, respectively, and totaled $488,773 and $653,664 for the nine-month period ended September 30, 2022 and 2021, respectively.

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

SEPTEMBER 30, 2022

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

For the three and nine months period ended September 30, 2022 and 2021, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the three-month period ended September 30, 2022 and 2021, respectively, and amounted to 0 and 20,901 shares for the nine-month period ended September 30, 2022 and 2021, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

(q)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the nine months ended September 30, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories consist of:

	September 30, 2022	December 31, 2021

Raw materials	$22,092	$42,553
Finished goods	581,869	648,558
	$603,961	$691,111

There was no allowance for slow-moving inventories as of September 30, 2022 and 2021.

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

In December 2017, the Company paid a one lump sum upfront amount of $8,956,932 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of September 30 2022 and December 31, 2021. As of September 30, 2022, the prepaid land lease increased to $9,329,586 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is completed and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2022	December 31, 2021
At cost:
Mineral rights	$2,716,440	$3,025,017
Buildings	31,510,475	34,906,137
Plant and machinery	223,768,681	201,012,254
Motor vehicles	125,326	139,563
Furniture, fixtures and office equipment	2,239,248	2,494,400
Construction in process	24,002,439	44,310,149
Total	284,362,609	285,887,520
Less: Accumulated depreciation and amortization	(125,754,965)	(123,229,974)
Impairment	—	—
Net book value	$158,607,644	$162,657,546

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $14,943,968 and $17,911,910 as at September 30, 2022 and December 31, 2021, respectively.

During the three-month period ended September 30, 2022, depreciation and amortization expense totaled $5,982,055 of which $1,523,855, $165,992 and $4,292,208 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the same period in 2021, depreciation and amortization expense totaled $4,090,343 of which $730,729, $167,761 and $3,191,853 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

During the nine-month period ended September 30, 2022, depreciation and amortization expense totaled $16,255,069 of which $4,817,711, $1,534,387 and $9,902,971 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the same period of 2021, depreciation and amortization expense totaled $12,312,345 of which $3,305,955, $494,862 and $8,511,528 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

NOTE 5 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	September 30, 2022	December 31, 2021
At cost:
Buildings	$115,908	$129,074
Plant and machinery	2,120,363	2,361,228
Total	2,236,271	2,490,302
Less: Accumulated depreciation and amortization	(2,074,214)	(2,305,478)
Net book value	$162,057	$184,824

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and nine months period ended September 30, 2022, depreciation and amortization expense totaled $1,356 and $4,216, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and nine months period ended September 30, 2021, depreciation and amortization expense totaled $1,431 and $4,293, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – OPERATING LEASE RIGHT – OF USE ASSETS

As of September 30, 2022, the total operating lease ROU assets was $8,208,368.

The total operating lease cost for the nine-month period ended September 30, 2022 and 2021 was $746,731 and $721,994.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $9,103,495 as at September 30, 2022.

NOTE 7 – ACCOUNTS PAYABLE, OTHER PAYABLE AND ACCRUED EXPENSES

Accounts payable, other payable and accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$219,646	$202,289
Salary payable	246,346	267,215
Other payable	65,906	97,856
Accrued expense for construction	8,715,153	8,944,367
Accrued expense-others	811,760	1,019,049
Total	$10,058,811	$10,530,776

NOTE 8 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $87,871 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the three and nine months ended September 30, 2022 was approximately $21,968 and $69,775. The expense associated with this agreement for the three and nine months ended September 30, 2021 was approximately $24,048 and $71,926.

NOTE 8 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Chairman Of the Board
Liu XiaoBin	Chief Executive Officer
Li Min	Chief Financial Officer
Miao NaiHui	Chief Operating Officer

b)

	September 30,	December 31,
	2022	2021
Amount due to related parties:
Yang Ming	$415,482	$462,680
Liu Xiao Bin	599,766	599,766
Li Min	353,179	393,299
Miao Nai Hui	353,179	393,299
Total	$1,721,606	$1,849,044

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and to returned all, or a portion of their cash compensation earned for their services with the Company, which may be considered for future compensation should the Company improve its results of operations.

NOTE 9 – TAXES PAYABLE

	September 30,	December 31,
	2022	2021
Land use tax payable	$24,630	$27,427
Value added tax and other taxes payable	632,371	748,281
Land use tax payable	$657,001	$775,708

NOTE 10 – LEASE LIABILITIES – FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	September 30,	December 31,
	Interest rate	2022	2021
Total finance lease liability	6.7%	$1,616,567	$1,997,955
Less: Current portion		(182,639)	(227,429)
Finance lease liability, net of current portion		$1,433,928	$1,770,526

Interest expenses from capital lease obligations amounted to $23,934 and $32,015 for the three-month period ended September 30, 2022 and 2021, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $93,630 and $103,212 for the nine-month period ended September 30, 2022 and 2021, respectively, which were charged to the condensed consolidated statement of income (loss).

The components of operating lease liabilities as follows:

	Imputed	September 30,	December 31,
	Interest rate	2022	2021
Total Operating lease liabilities	4.89%	$7,876,637	$8,064,162
Less: Current portion		(425,199)	(506,579)
Operating lease liabilities, net of current portion		$7,451,438	$7,557,583

The weighted average remaining operating lease term at September 30, 2022 was 20 years and the weighted average discounts rate was 4.89%. Lease payments for the three-month period ended September 30, 2022 and 2021, respectively, were $64,896 and $68,467. Lease payments for the nine-month period ended September 30, 2022 and 2021, respectively, were $888,692 and $848,660.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$264,376	$826,770
the next 13 to 24 months	264,376	824,606
the next 25 to 36 months	264,376	831,788
the next 37 to 48 months	264,376	836,018
the next 49 to 60 months	264,376	843,679
thereafter	793,124	10,088,594
Total	2,115,004	14,251,455
Less: Amount representing interest	(498,437)	(6,374,818)
Present value of net minimum lease payments	$1,616,567	$7,876,637

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2022 for SCHC, SYCI, SHSI, and DCHC is 16%, 14%, 0% and 0% of its registered capital, respectively.

NOTE 12 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of September 30, 2022, the number of shares of the Company’s common stock available for grant of awards under the 2019 Plan was 1,056,801 shares.

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

For the three months ended September 30, 2022 and 2021, total compensation costs for options issued recorded in the consolidated statement of loss were $0.

During the three and nine months ended September 30, 2022, there were no options granted to employees or non-employees.

 The following table summarizes all Company stock option transactions between January 1, 2022 and September 30, 2022.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2022	—	$—	—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, September 30, 2022	—	$—	—

Stock Options and Warrants Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at September 30, 2022	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2022 was $0.

During the three and nine months ended September 30, 2022 and 2021, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2022 and 2021, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2022 and 2021.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and nine-month periods ended September 30, 2022 and 2021.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2022 and 2021 are 16.5%. There is no dividend withholding tax in Hong Kong.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC, SYCI, SHSI and DCHC in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC is a wholly foreign-owned enterprises (“FIE”), SYCI, DCHC, and SHSI are incorporated in the PRC and are subject to PRC Local Income Tax Law. The PRC tax losses may be carried forward to be utilized against future taxable profit for ten years for High-tech enterprises and small and medium-sized enterprises of science and technology and for five years for other companies. Tax losses of the operating subsidiaries of the Company may be carried forward for five years.

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

As of September 30, 2022 and December 31, 2021, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $141,095,736 and $140,006,862, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2022 and December 31, 2021, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of September 30, 2022 and December 31, 2021, the unrecognized WHT are $6,095,470 and $5,932,051, respectively.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
Current taxes – PRC	$—	$—	$—	$—
Deferred taxes	(3,010,967)	(1,750,283)	(4,356,283)	(1,363,054)
	$(3,010,967)	$(1,750,283)	$(4,356,283)	$(1,363,054)

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,753,583	1,952,783
PRC tax losses	14,004,970	19,621,674
US federal net operating loss	1,336,405	1,308,335
Total deferred tax assets	17,094,958	22,882,792
Valuation allowance	(10,016,934)	(9,982,758)
Net deferred tax asset	$7,078,024	$12,900,034

The increase in valuation allowance for the three-month period ended September 30, 2022 is $0.

The increase in valuation allowance for the three-month period ended September 30, 2021 is $13,366.

The increase in valuation allowance for the nine-month period ended September 30, 2022 is $34,176.

The increase in valuation allowance for the nine-month period ended September 30, 2021 is $71,292.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2022 and December 31, 2021 and no amounts accrued for penalties and interest for the three and nine months ended September 30, 2022 and 2021.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Three-Month Period Ended September 30, 2022	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$19,845,773	$2,934,707	$—	$82,315	$22,862,795	$—	$22,862,795
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	10,552,343	1,876,161	(447,960)	19,500	12,000,044	(57,452)	11,942,592
Income tax benefit(expense)	(2,642,167)	(469,197)	100,397	—	(3,010,967)	—	(3,010,967)
Income (loss) from operations after income tax benefit (expense)	7,910,176	1,406,964	(347,563)	19,500	8,989,077	(57,452)	8,931,625
Total assets	168,912,333	11,286,079	108,653,553	1,389,190	290,241,155	303,226	290,544,381
Depreciation and amortization	5,055,864	821,269	71,120	35,158	5,983,411	—	5,983,411
Capital expenditures	—	—	—	—		—	—

Three-Month Period Ended September 30, 2021	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$14,913,004	$2,840,665	$—	$—	$17,753,669	$—	$17,753,669
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	6,909,542	561,373	(535,047)	(49,295)	6,886,573	211,402	7,097,975
Income tax benefit(expense)	(1,730,425)	(140,590)	120,732	—	(1,750,283)	—	(1,750,283)
Income (loss) from operations after income tax benefit (expense)	5,179,117	420,783	(414,315)	(49,295)	5,136,290	211,402	5,347,692
Total assets	144,690,423	33,983,687	123,734,291	1,641,720	304,050,121	389,000	304,439,121
Depreciation and amortization	2,652,509	1,354,811	72,939	11,516	4,091,775	—	4,091,775
Capital expenditures	188,529	—	2,565,188	—		—	2,753,717

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2022	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$41,865,598	$5,506,655	$—	$132,993	$—	$—	$47,505,246
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	17,226,718	1,497,208	(1,436,443)	(68,938)	17,218,545	(231,877)	16,986,668
Income tax benefit(expense)	(4,304,623)	(374,822)	323,162	—	(4,356,283)	—	(4,356,283)
Income (loss) from operations after income tax benefit (expense)	12,922,095	1,122,386	(1,113,281)	(68,938)	12,862,262	(231,877)	12,630,385
Total assets	168,912,333	11,286,079	108,653,553	1,389,190	290,241,155	303,226	290,544,381
Depreciation and amortization	12,761,421	3,261,180	221,017	109,297	16,352,915	—	16,352,915
Capital expenditures	33,217,987	—		—	33,217,987	—	33,217,987

Nine-Month Period Ended September 30, 2021	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$29,749,432	$4,411,488	$—	$—	$34,160,920	$—	$34,160,920
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	8,312,210	(1,026,647)	(2,022,828)	(166,932)	5,095,803	(3,662,061)	1,433,742
Income tax benefit(expense)	(2,084,253)	256,876	464,323	—	(1,363,054)	—	(1,363,054)
Income (loss) from operations after income tax benefit (expense)	6,227,957	(769,771)	(1,558,505)	(166,932)	3,732,749	(3,662,061)	70,688
Total assets	144,690,423	33,983,687	123,734,291	1,641,720	304,050,121	389,000	304,439,121
Depreciation and amortization	8,286,852	3,835,533	210,420	87,046	12,419,851	—	12,419,851
Capital expenditures	188,529	—	8,371,623	—	8,560,152	—	8,560,152

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2022	2021	2022	2021
Total segment operating Income (loss)	$12,000,044	$6,886,573	$17,218,545	$5,095,803
Corporate costs	(50,505)	(99,461)	(186,682)	(3,378,774)
Unrealized gain on translation of intercompany balance	(6,947)	310,863	(45,195)	(283,287)
Income (loss) from operations	11,942,592	7,097,975	16,986,668	1,433,742
Other income, net of expense	35,755	45,923	118,843	117,583
Income (loss) before taxes	$11,978,347	$7,143,898	$17,105,511	$1,551,325

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2022.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,190	$1,123	$—	$3,313	14.8%
2	Shouguang Weidong Chemical Company Limited	$2,041	$885	$—	$2,926	12.8%
3	Shandong Brother Technology Limited	$2,339	$927	$—	$3,266	14%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2022.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$4,942	$2,088	$—	$7,030	14.8%
2	Shouguang Weidong Chemical Company Limited	$4,169	$1,583	$—	$5,752	12.1%
3	Shandong Brother Technology Limited	$4,782	$1,836	$—	$6,618	14%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2021.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,233	$1,010	$—	$4,243	23.9%
2	Shouguang Weidong Chemical Company Limited	$2,801	$783	$—	$3,584	20.2%
3	Shandong Brother Technology Limited	$2,757	$1,048	$—	$3,805	21.4%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2021.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$5,881	$1,599	$—	$7,480	21.9%
2	Shouguang Weidong Chemical Company Limited	$4,726	$1,281	$—	$6,007	17.6%
3	Shandong Brother Technology Limited	$4,587	$1,533	$—	$6,120	17.9%

NOTE 15 – CUSTOMER CONCENTRATION

During the nine-month period ended September 30, 2022, the Company sold 52.9% of its products to its top five customers. As of September 30, 2022, amounts due from these customers were $6,095,578.

During the nine-month period ended September 30, 2021, the Company sold 76.9% of its products to its top five customers. As of September 30, 2021, amounts due from these customers were $11,280,670.

NOTE 16 – MAJOR SUPPLIERS

During the nine-month period ended September 30, 2022 the Company purchased 100% of its raw materials from its top five suppliers.  As of September 30, 2022, amounts due to those suppliers were $219,646.

During the nine-month period ended September 30, 2021 the Company purchased 100% of its raw materials from its top five suppliers.  As of September 30, 2021, amounts due to those suppliers were $653,102.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2022 and December 31, 2021.

NOTE 18 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of September 30, 2022:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$87,871	$16,702,745
the next 13 to 24 months	—	970,890
the next 25 to 36 months	—	—
Total	$87,871	$17,673,635

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of September 30, 2022.

NOTE 20 – SUBSEQUENT EVENT

On October 7, 2022. The Company issued a total of 200,000 shares of common stock to its executive officers, directors , staff and consultant under the Company’s equity incentive plan.

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

The Company is still waiting for governmental approval for factories No. 2 and No.10.

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

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI , SHSI and DCHC, the consolidated financial statements and the information presented below as of and for the period ended September 30, 2022. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2022 and 2021.

Comparison of the Three-Month Period Ended September 30, 2022 and 2021

	Three-Month Period Ended September 30, 2022	Three-Month Period Ended September 30, 2021	Percent Change Increase/ (Decrease)
Net revenue	$22,862,795	$17,753,669	29%
Cost of net revenue	(8,405,694)	(8,197,697)	3%
Gross profit	14,457,101	9,555,972	51%
Sales, marketing and other operating expenses	(19,681)	(19,035)	3%
Direct labor and factory overheads incurred during plant shutdown	(1,910,318)	(1,229,058)	55%
General and administrative expenses	(584,473)	(1,209,818)	(52%	)
Other operating income(loss)	(37)	(86)	(57%	)
Income(Loss) from operations	11,942,592	7,097,975	68%
Other income	35,755	45,923	(22%	)
Income(Loss) before taxes	11,978,347	7,143,898	68%
Income tax benefit	(3,010,967)	(1,750,283)	72%
Net income(loss)	$8,967,380	$5,393,615	66%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended September 30, 2022 as compared to the same period in 2021:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	September 30, 2022		September 30, 2021		of Net Revenue
Segment		% of total		% of total
Bromine	$19,845,773	86%	$14,913,004	84%	33%
Crude Salt	2,934,707	13%	2,840,665	16%	3%
Chemical Products	-	-	-	-
Natural Gas	82,315-	1%	-	-	100%
Total sales	$22,862,795	100%	$17,753,669	100%	29%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2022	September 30, 2021	Increase (Decrease)
Bromine	2,655	2,511	6%
Crude Salt	81,810	79,820	3%

Bromine segment

For the three-month periods ended September 30, 2022 and 2021, the net revenue for the bromine segment was $19,845,773 and $14,913,004, respectively. The increase of net revenue of bromine was mainly due to the 6% increase in tonnes sold and a 26% increase in average selling price of bromine.

The average selling price of bromine in the second quarter was $7,474 compared to $5,938 of the third quarter previous year.

Crude salt segment

For the three-month periods ended September 30, 2022 and 2021, the net revenue for the crude salt was $2,934,707 and $2,840,665, respectively. The increase of net revenue of crude salt was mainly due to the 3% increase in tonnes sold.

Chemical products segment

For the three-month periods ended September 30, 2022 and 2021, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

The average selling price of bromine in the third quarter was $7,474 compared to $5,938 of the third quarter previous year.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2022		September 30, 2021		Net Revenue
Segment		% of total		% of total
Bromine	$7,362,103	87.58%	$6,599,977	81%	16%
Crude Salt	1,043,260	12.41%	1,597,720	19%	(35%)
Chemical Products	—	—	—	—	—
Natural Gas	331	0.01%	—	—	100%
Total	$8,405,694	100%	$8,197,697	100%	3%

Cost of net revenue reflects mainly the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2021	31,506	32%
Three-month period ended September 30, 2022	31,506	34%
Variance of the three-month period ended September 30, 2022 and 2021	-	2%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 34% for the three-month period ended September 30, 2022 compared to 32% recorded for the three-month period ended September 30, 2021.

Bromine segment

For the three-month period ended September 30, 2022, the bromine segment had a net cost of revenue of $7,362,103. The $762,126 increase in cost of net revenue for the bromine segment was primarily due to an increase in manufacturing unit overhead, which was mainly due to the split between the bromine and crude salt businesses in May 2022.

For the three-month period ended September 30, 2021 the cost of net revenue for the bromine segment was $6,599,977.

Crude salt segment

For the three-month period ended September 30, 2022 the cost of net revenue for the crude salt segment was $1,043,260. The lower cost was mainly due to the split between the bromine and crude salt businesses in may 2022

For the three-month period ended September 30, 2021 the cost of net revenue for the crude salt segment was $1,597,720.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2022 and 2021 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended September 30, 2022 and 2021 was $331 and 0.

Gross Profit. Gross profit was $14,457,101, or 63%, of net revenue for three-month period ended September 30, 2022, representing an increase of $4,901,129, as compared to a gross profit of $9,555,972, or 54%, of net revenue for the same period in 2021.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2022		September 30, 2021		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$12,483,670	63%	$8,313,027	56%	7%
Crude Salt	1,891,447	64%	1,242,945	44%	20%
Chemical Products	—	—	—	—	—
Natural Gas	81,984	100%	—	—	100%
Total Gross Profit	$14,457,101	63%	$9,555,972	54%	9%

Bromine segment

For the three-month period ended September 30, 2022, the gross profit margin for our bromine segment was 63%. This 7% increase was due to the increase in the selling price and volume of bromine sold in the third quarter of 2022.

For the three-month period ended September 30, 2021, the gross profit margin for our bromine segment was 56%.

Crude salt segment

For the three-month period ended September 30, 2022, the gross profit margin for our crude salt segment was 64%. The increase of net revenue of crude salt were mainly due to the 3% increase in tonnes sold and the reallocation of costs.

For the three-month period ended September 30, 2021, the gross profit margin for our crude salt segment was 44%

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,910,318 and $1,229,058 incurred for the three-month period end September 30, 2022 and 2021, respectively, were that of the factories that have not resumed operations in the three-month periods ended September 30, 2022 and 2021.

On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,910,318 and $1,229,058 incurred for the three-month periods ended September 30, 2022 and 2021, respectively, of factories that have not resumed production were presented as part of the operating expense.

Income (loss) from Operations income from operations was $11,942,592 for the three-month period ended September 30, 2022, compared to loss of $7,097,975 in the same period in 2021.

	Loss from Operations by Segment
	Three-Month Period Ended September 30, 2022		Three-Month Period Ended September 30, 2021
Segment:		% of total		% of total
Bromine	$10,552,343	87.94%	$6,909,542	100%
Crude Salt	1,876,161	15.63%	561,373	8%
Chemical Products	(447,960)	0.16%	(535,047)	(7%)
Natural Gas	19,500	(3.73%)	(49,295)	(1%)
Income(loss) from operations before corporate costs	12,000,044	100%	6,886,573	100%
Corporate costs	(50,505)		(99,461)
Unrealized gain (loss) on translation of Intercompany balance	(6,947)		310,863
Income (loss) from operations	$11,942,592		$7,097,975

Bromine segment

Income from operations from our bromine segment was $10,552,343 for the three-month period ended September 30, 2022, compared to income from operations of $6,909,542 in the same period in 2021.The increase of net revenue of crude salt was mainly due to the 6% increase in tonnes sold and a 26% increase in average selling price of bromine partially offset by a change in allocation of costs between bromine and crude salt

Crude salt segment

Income from operations from our crude salt segment was $1,876,161 for the three-month period ended September 30, 2022, compared to income from operations of $561,373 in the same period in 2021. This increase in income from operation was due to a 3% increase in tonnes sold as well as a change in allocation of costs between bromine and crude salt.

Chemical products segment

Loss from operations from our chemical products segment was $447,960 for the three-month period ended September 30, 2022, compared to loss from operations of $535,047 in the same period in 2021.

Natural gas segment

Income from operations from our natural gas segment was $19,500 for the three -month period ended September 30, 2022, compared to a loss of $49,295in the same period in 2021.

Other Income, Net Other income, net of $35,755 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2022, an decrease of $10,168 as compared to the same period in 2021.

Net Income (loss) Net income was $8,967,380 for the three-month period ended September 30, 2021, compared to a net income of $5,393,615 in the same period in 2021.

Net Income Per Share

For the three months ended September 30, 2022, net income per share was $0.86 compared to an income of $0.52 in the period ending September 30, 2021. There were 10,471,924 shares outstanding compared to 10,469,477 shares.

Foreign Currency Translation Adjustment

For the three months ending September 30, 2022, the Company had a negative foreign currency translation adjustment of $ 15,930,276 versus a positive adjustment of $1,272,449 in the previous year. This adjustment impacts all balance sheet translations into U.S. dollars.

Comparison of the Nine-Month Period Ended September 30, 2022 and 2021

	Nine-Month Period Ended September 30, 2022	Nine-Month Period Ended September 30, 2021	Percent Change Increase/ (Decrease)
Net revenue	$47,505,246	$34,160,920	39%
Cost of net revenue	(21,056,782)	(19,294,860)	9%
Gross profit	26,448,464	14,866,060	78%
Sales, marketing and other operating expenses	(47,086)	(44,205)	7%
Direct labor and factory overheads incurred during plant shutdown	(6,022,206)	(5,237,258)	15%
Other operating loss	(8,441)	(86)	971%
General and administrative expenses	(3,384,063)	(8,150,769)	(59%)
Income(Loss) from operations	16,986,668	1,433,742	1085%
Other income	118,843	117,583	1%
Income(Loss) before taxes	17,105,511	1,551,325	1003%
Income tax benefit (expense)	(4,356,283)	(1,363,054)	220%
Net income(loss)	$12,749,228	$188,271	6672%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the nine-month period ended September 30, 2022 as compared to the same period in 2021:

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent Increase
	September 30, 2022		September 30, 2021		of Net Revenue
Segment		% of total		% of total
Bromine	$41,865,598	88%	$29,749,432	87%	41%
Crude Salt	5,506,655	11%	4,411,488	13%	25%
Chemical Products	—		—		—
Natural Gas	132,993	1%	—		100%
Total sales	$47,505,246	100%	$34,160,920	100%	39%

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2022	September 30, 2021	Increase
Bromine (excluding volume sold to SYCI)	5,456	5,271	3.5%
Crude Salt	144,750	143,360	1%

Bromine segment

Net revenue from our bromine segment increased to $41,865,598 for the nine-month period ended September 30, 2022 compared to $29,749,432 for the same period in 2021 respectively, due to the higher selling price and selling quantity.

Crude salt segment

Net revenue from our crude salt segment increased to $5,506,655 for the nine-month period ended September 30, 2022 compared $4,411,488 for the same period in 2021, respectively, due to the higher selling price and selling quantity.

Chemical products segment

For the nine-month period ended September 30, 2022 and 2021, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the nine-month period ended September 30, 2022 and 2021, the net revenue for the natural gas was $132,993 and $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2022		September 30, 2021		Net Revenue
Segment		% of total		% of total
Bromine	$18,148,260	86%	$15,971,475	83%	14%
Crude Salt	2,908,108	14%	3,323,385	17%	(13%)
Chemical Products	—	—	—	—	—
Natural Gas	414	—	—	—	100%
Total	$21,056,782	100%	$19,294,860	100%	9%

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2021	31,506	23%
Nine-month period ended September 30, 2022	31,506	23%
Variance of the nine-month period ended September 30, 2022 and 2021	-	0%

Bromine segment

For the nine-month period ended September 30, 2022 the cost of net revenue for the bromine segment was $18,148,260. $2,176,785 of this increase was mainly due to the new allocation of costs between bromine and crude salt since the creation of SHSI in since May 2022.

For the nine-month period ended September 30, 2021 the cost of net revenue for the bromine segment was $15,971,475.

Crude salt segment

For the nine-month period ended September 30, 2022 the cost of net revenue for the crude salt segment was $2,908,108. The cost of net revenue for our crude salt segment for the nine-month period ended September 30, 2021 was $3,323,385.

The reason for the decrease is that there is that with the creation of SHSI, some costs formerly allocated to crude sale were allocated to bromine.

Natural gas segment

Cost of net revenue for our natural gas segment for the nine-month period ended September 30, 2022 and 2021 was $414 and $0.

Gross Profit. Gross profit was $26,448,464, or 56%, of net revenue for nine-month period ended September 30, 2022 compared to $14,866,060, or 44%, of net revenue for the same period in 2021.

	Gross Profit (Loss) by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2022		September 30, 2021		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$23,717,338	57%	$13,777,957	46%	11%
Crude Salt	2,598,547	47%	1,088,103	25%	22%
Chemical Products	—	—	—	—	—
Natural Gas	132,579	99.7%	—	—	99.7%
Total Gross Profit	$26,448,464	56%	$14,866,060	44%	12%

Bromine segment

For the nine-month period ended September 30, 2022, the gross profit margin for our bromine segment was 57%. This 11% increase was due to the higher selling price and selling quantity.

For the nine-month period ended September 30, 2021, the gross profit margin for our bromine segment was 46%.

Crude salt segment

For the nine-month period ended September 30, 2022, the gross profit margin for our crude salt segment was 47%. The increase of net revenue of crude salt was mainly due to the 24% increase in average selling price of crude salt as well as the change in accounting related to the creation of SHSI,

For the nine-month period ended September 30, 2021 the gross profit margin for our crude salt segment was 25%.

Chemical products segment

For the nine-month period ended September 30, 2022, the gross profit margin for our chemical segment was 0% due to the closure of our plant.. As a result of the closure, there were no chemical products for sale for the nine-month period ended September 30, 2022.

Direct labor and factory overheads incurred during plant shutdown The direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $6,022,206 and $5,237,258 incurred for the nine-month period end September 30, 2022 and 2021, respectively, were for factories that have not resumed production in the nine-month periods ended September 30, 2022 and 2021.

General and Administrative Expenses. General and administrative expenses were $3,384,063 for the nine-month period ended September 30, 2022, a decrease of $4,766,706 (or 59%) as compared to $8,150,769 for the same period in 2021, the major reason for this was due to the cost of approximately $3.1 million for stock grants in the second quarter of year 2021.

Income (Loss) from Operations. Income from operations was $16,986,668 for the nine-month period ended September 30, 2022, compared to an income of $1,433,742 in the same period in 2021.

	Income(Loss) from Operations by Segment
	Nine-Month Period Ended September 30, 2022		Nine-Month Period Ended September 30, 2021
Segment:		% of total		% of total
Bromine	$17,226,718	100%	$8,312,210	163%
Crude Salt	1,497,208	8.7%	(1,026,647)	(20%)
Chemical Products	(1,436,443)	(8.34%)	(2,022,828)	(40%)
Natural Gas	(68,938)	(0.36%)	(166,932)	(3%)
Income (Loss) from operations before corporate costs	17,218,545	100%	5,095,803	100%
Corporate costs	(186,682)		(3,378,774)
Unrealized gain on translation of intercompany balance	(45,195)		(283,287)
Income (Loss) from operations before taxes	$16,986,668		$1,433,742

Bromine segment

Income from operations from our bromine segment was $17,226,718 for the nine-month period ended September 30, 2022, compared to an income of $8,312,210 in the same period in 2021. The increase in income was primarily due to a 36% increase in average selling price partially offset by additional cost allocations from the new divisional structure.

Crude salt segment

Income from operations from our crude salt segment was $1,497,208 for the nine-month period ended September 30, 2022, compared to a loss of $1,026,647 in the same period in 2021. The reason for this was due to cost allocations from the new divisional structure.

Chemical products segment

Loss from operations from our chemical products segment was $1,436,443 for the nine-month period ended September 30, 2022, compared to a loss of $2,022,828 in the same period in 2021.

Natural gas segment

Loss from operations from our natural gas segment was $68,938 for the nine-month period ended September 30, 2022, compared to a loss of $166,932 in the same period in 2021.

Other Income, Net. Other income, net of $118,843 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2022, an increase of $1,260 (or approximately 1%) as compared to the same period in 2021.

Net Income (Loss). Net income was $12,749,228 for the nine-month period ended September 30, 2022, compared to a net income of $188,271 in the same period in 2021.

Net Income Per Share

For the nine months ended September 30, 2022, net income per share was $1.22 compared to a income of $0.02 in the period ending September 30, 2021. There were 10,471,924 shares outstanding compared to 10,469,477 shares.

Foreign Currency Translation Adjustment

For the nine months ending September 30, 2022, the Company had a negative foreign currency translation adjustment of $30,774,686 versus a positive adjustment of $1,877,097 in the previous year. This adjustment impacts all balance sheet translations into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, cash and cash equivalents were $92,638,278 as compared to $95,767,263 as of December 31, 2021. The components of this decrease of $3,128,985 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$37,101,024	$11,062,544
Net cash used in investing activities	(33,217,987)	(8,560,152)
Net cash used in financing activities	(283,915)	(290,597)
Effects of exchange rate changes on cash and cash equivalents	(6,728,107)	2,446,493
Net decrease in cash and cash equivalents	$(3,128,985)	$4,658,288

For the nine-month period ended September 30, 2022, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the nine-month period ended September 30, 2022, cash flow provided by operating activities of approximately $37 million was mainly due to a net income of $12.75 million, a decrease in accounts receivable of $3.45 million, an increase in accounts payable of $1.55 million, an decrease in deferred taxes of $3.8 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $16.3 million, offset by increases in operating leases, and prepayments.

During the nine-month period ended September 30, 2021 cash flow provided by operating activities of approximately $11.1 million was mainly due to non-cash adjustments related to depreciation and amortization of property, plant and equipment, and restricted stock expense offset by a net loss of $12.32 million and an increase in accounts receivable of $6.89 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
		% of total		% of total
Aged 1-30 days	$8,258,451	83%	$4,097,207	28%
Aged 31-60 days	1,737,200	17%	5,164,840	36%
Aged 61-90 days	—	—	5,263,760	36
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$9,995,651	100%	$14,525,807	100%

The overall accounts receivable balance as of September 30, 2022 decreased by $4,530,156, as compared to those of December 31, 2021. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month and nine-month periods ended September 30, 2022 is required.

Inventory

Our inventory consists of the following:

	September 30, 2022		December 31, 2021
		% of total		% of total
Raw materials	$22,092	4%	$42,553	6%
Finished goods	581,869	96%	648,558	94%
Total	$603,961	100%	$691,111	100%

The net inventory level as of September 30, 2022 decreased by $87,150, as compared to the net inventory level as of December 31, 2021.

Raw materials decreased by $20,461 as of September 30, 2022 as compared to December 31, 2021.

Our finished goods decreased by $66,689 as of September 30, 2022 as compared to December 31, 2021.

Net Cash Used in Investing Activities

For the nine-month period ended September 30, 2022, we used approximately $33.2 million to acquire property, plant and equipment, which mainly includes the cost for bromine wells, aqueducts and the installation of high and low voltage lines for bromine Wells.

For the nine-month period ended September 30, 2021, we used approximately $8.56 million to acquire property, plant and equipment.

Net Cash Used in Financing Activities

For the nine-month period ended September 30, 2022 and 2021, we used $0.3 million to repay finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $92.64 million at September 30, 2022, all of which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

We intend to continue to focus our efforts on the activities of SCHC, SYCI, SHSI and DCHC as these segments continue to expand within the Chinese market.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2022 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 17 – Capital Commitment and Operating Lease Commitments”.

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

GULF RESOURCES, INC.

Dated: November 14, 2022	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 14, 2022	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)