Form 10-K
period 2022-12-31
GULF RESOURCES, INC.
filed 2023-03-31
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34499

Gulf Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11, Vegetable Building, Industrial Park of the East Shouguang City, Shandong, China	262700
(Address of principal executive offices)	(Zip Code)

+86 (536) 567-0008
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.0005 par value	GURE	NASDAQ Global Select Market

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was approximately $30.6 million based upon a closing sale price of $4.355 on June 30, 2022.

As of March 31, 2023, the registrant had outstanding 10,431,924 shares of common stock.

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

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.15501 and $0.14908 during fiscal years 2021 and 2022, respectively, the reporting currency of the Company is the United States dollar (“USD” or $”).

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

On January 27, 2020, we completed a 1-for-5 reverse stock split of our common stock, such that for each five shares outstanding prior to the stock split there was one share outstanding after the reverse stock split. All shares of common stock referenced in this report have been adjusted to reflect the stock split figures. On January 28, 2020, our shares began trading on the NASDAQ Global Select Market under the new CUSIP # 40251W.

In April 2022, Shouguang Hengde Salt Industry Co. Ltd, our subsidiary, was incorporated in Shandong Province, China, for crude salt production and trading.

Corporate Structure

Our current corporate structure chart is set forth in the following diagram:

Currently, we operate our business through our wholly-owned subsidiaries in China, including (i) Shouguang City Haoyuan Chemical Company Limited, or SCHC; (ii) Shouguang Yuxin Chemical Industry Co., Limited, or SYCI; and (iii) Daying County Haoyuan Chemical Co., Ltd., or DCHC, (IV) Shouguang Hengde Salt Industry Co. Limited, or SHSI, each a PRC company.

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

On February 17, 2023, the China Securities Regulatory Commission (‘CSRC”) released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which will come into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we, and all of our PRC subsidiaries are not required to fulfill filing procedures and obtain approvals from the CSRC to continue to offer our securities or operate our business as of the date of this annual report. In addition, to date, none of us and our PRC subsidiaries has received any filing or compliance requirements from CSRC for the listing of the Company at Nasdaq and all of its overseas offerings. Furthermore, based on our understanding of the current PRC laws, we believe that the CSRC’s approval is not required to be obtained for the Company’s listing on Nasdaq; however, there are substantial uncertainties regarding the interpretation and application of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein.

On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secrets Protection and the National Archives Administration jointly issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Provisions, which will take effective from March 31, 2023. The Confidentiality and Archives Provisions specify that during the overseas securities offering and listing activities of domestic companies, domestic companies and securities companies and securities service institutions that provide relevant securities business shall, by strictly abiding by the relevant laws and regulations of the PRC and this Confidentiality and Archives Provisions, institute a sound confidentiality and archives administration systems, take necessary measures to fulfill confidentiality and archives administration obligations, and shall not divulge any national secrets, work secrets of governmental agencies and harm national and public interests. Confidentiality and Archives Provisions provides that it is applicable to initial public offerings as well as other types of securities listing of PRC domestic enterprises, and any future issuance of securities and listing activities after the initial listing. Working papers generated in the PRC by securities companies and securities service providers that provide relevant securities services for overseas issuance and listing of securities by domestic companies shall be kept in the PRC. Confidentiality and Archives Provisions provide no explicit definition of working papers. In practice, the securities companies’ working papers usually refer to various important information and work records related to the securities business obtained and prepared by the securities companies and securities service providers and their representatives in the whole process of the securities businesses, such as due diligence work. Without the approval of relevant competent authorities, such as CSRC, MOF PRC National Administration of State Secrets Protection, and National Archives Administration of China, depending on the nature and transmission method of secrets, it shall not be transferred overseas. Where documents or materials need to be transferred outside of the PRC, it shall be subject to the approval procedures in accordance with relevant PRC regulations. The relevant competent authorities, such as, CSRC, MOF, PRC National Administration of State Secrets Protection, and National Archives Administration of China will regulate, supervise and inspect pursuant to their respective statutory mandates over matters of Confidentiality and Archives Administration concerning overseas offering and listing by domestic companies. As Confidentiality and Archives Administration is newly promulgated, there is substantial uncertainty regarding their specific requirements. If we fail to comply with related laws and regulation, we may be subject to fine, confiscation, blocking transmission or criminal offense. We have taken measures to adopt management systems for the compliance of Confidentiality and Archives Provisions. We believe our listing does not involve in national secrets, work secrets of governmental agencies and undermine national and public interests. There is no assurance that we will be able to meet all applicable regulatory requirements and guidelines, or comply with all applicable regulations at all times, or that we will not be subject to fines or other penalties in the future as a result of regulatory inspections.

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

Please see “Risk Factors” beginning on page 16 of this annual report for additional information.

Holding Foreign Company Accountable Act

Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act (“HFCAA”), if the PCAOB is unable to adequately inspect audit documentation located in China, or investigate our auditor. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, whichwas signed into law, and amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. Our auditor, WWC, P.C., Certified Public Accountants, is a U.S.-based accounting firm registered with the PCAOB, and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in the United States and is subject to inspection by the PCAOB on a regular basis with the last inspection in November 2021. On August 26, 2022, the PCAOB signed the Protocol with the CSRC and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s control. The PCAOB is continuing to demand complete access in China mainland and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed. Therefore, the PCAOB in the future may determine that it is unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. Our auditor’s working papers related to us and our subsidiaries are located in China. If our auditor is not permitted to provide requested audit work papers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of our auditor through such inspections which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA, which would result in the delisting of our securities from the Nasdaq. See “Risk Factors - Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.”

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

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by the local governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid-March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020. The Company received an oral notification from the government for its Factory No. 8, which permits the Factory No. 8 to resume production in August 2022. And Factory No. 8 started contribute revenue in the fourth quarter 2022.

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 10, 2022 until February 1, 2023 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February, 2023 as planned.

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

We secured the land for our new chemical factory and received the final approval regarding environmental protection assessment. The Company commenced construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. The construction was expected to take approximately one year and an additional six months to complete the equipment installation and testing, however, due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been delayed. The  Company has received the refrigeration and air compressor units.  The rest equipment is expected to be delivered by the second quarter of 2023. The Company intends to start installation of equipment and may start testing and trial production by the end of 2023 or beginning of 2024. There was an impairment loss on the property, plant and equipment related to the relocation of our chemical plants to Bohai Park in the amount of $16,636,322, since much of the equipment that was used in the chemical factories was relatively old. Further, even if it had been newer, we believe that it might not have passed new environmental tests.  The total cost of building the new factory is currently estimated to be approximately $64 million. The Company incurred relocation costs in the amount of $45,584,344 and $45,584,344 as of December 31, 2022 and 2021.

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

Impact of COVID-19 on Our Operations and Financial Performance

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 had resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. Substantially all of our revenues and workforce are concentrated in China. In response to the intensifying efforts to contain the spread of COVID-19, the Chinese government took a number of actions, which included extending the Chinese New Year holiday in 2020, quarantining individuals suspected of having COVID-19, asking residents in China to stay at home and to avoid public gathering, among other things. The virus outbreak slightly delayed the commencement of the operations for Factory No.1, No.4, No.7, No.9, and No.8 and it may also delay the approval for the remaining three factories include No.2, and No.10. It is, however, still unclear how the pandemic will evolve going forward, and we cannot assure you whether the COVID-19 pandemic will again bring about significant negative impact on our business operations, financial condition and operating results, including but not limited to negative impact to our total revenues.

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

Our Business Segments

Our business operations are conducted in four segments, bromine, crude salt, chemical products, and natural gas.  We manufacture and trade bromine, crude salt and natural gas, and manufacture and sell chemical products used in oil and gas field explorations and papermaking chemical agents, and materials for human and animal antibiotics.  We conduct all of our operations in China.

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI.  At the present time, SYCI is closed pursuant to the letter from government dated on November 24, 2017. It is being relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City. SYCI paid $9,130,538 for a 50-year lease of a piece of land for its new factories at Bohai Marine Fine Chemical Industrial Park in December, 2017 and leased another piece of land from the third party for its new chemical factory. We received the final approval for our new chemical factory and started construction in June 2020.

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

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2022 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, and Shouguang Weidong Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy.

During the year ended December 31, 2022, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $19,581,606 or approximately 33% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 12%, respectively, of total net revenue from the sale of bromine.

During the year ended December 31, 2021, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $25,020,136 or approximately 51% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 19%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2022 and 2021, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $6,996,553 and $6,080,241, respectively, or approximately 100% and 100% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 39% and 38%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2022 and 2021, the net revenue for the chemical products was $0.

Principal Suppliers

Our principal external suppliers are Laizhou Shengfu Chemical Company Limited, Weifang Wanhong Chemical Company Limited, Shandong Xinlong International Trade Company Limited.

During the year ended December 31, 2022 and 2021, we purchased 100% of raw materials for our bromine and crude production from our top three suppliers.

During the year ended December 31, 2022 and 2021, we did not purchase any raw materials for chemical products production. This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

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

The Company received an oral notification from the government for its Factory No. 8, which permitted Factory No.8 to resume production in August 2022. Factory No.8 started to contribute revenue in the fourth quarter 2022.

The Company is still waiting for governmental approval for factories #2, and #10. To our knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, we may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements.

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 10, 2022 until February 1, 2023 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February 2023 as planned.

▼ Chemical Products

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (the “November 2017 Letter”). Since then, our chemical factory has been shut down. We believe this is part of the country’s efforts to improve the development of the chemical industry, facilitate safe production and curb environmental pollution, and ensure the quality of living environment of residents. The Company expects to cost approximately $64 million in total in connection with the relocation. The Company incurred relocation costs in the amount of $45,584,344 as of December 31, 2022.

In January 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 and basically completed the civil works by end of June 2021. On November 15, 2021, the company announced due to the supply chain issues as well as the electric restrictions in China, the delivery of some equipment, the equipment installation and testing and beginning trial production at the chemical factory had been be delayed. On February 22, 2022, the company announced that discussions with the government have convinced management that the electricity restrictions are being eased. Accordingly, the Company had contacted its suppliers and will have the remainder of the equipment produced and delivered, so the Company can complete installation and begin testing and trial production. The Company has started the preparation work for its application for safety and environmental assessment recently.

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

Human Capital Resources

Employee Profiles

As of December 31, 2022, we employed approximately 435 full-time employees, of whom approximately 72% are with SCHC、SHSI and DCHC, and 28% are with SYCI. Approximately 6% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

Total Rewards

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 16% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. We have purchased social insurance for almost allof our employees. Expense related to social insurance was approximately $624,827 for fiscal year 2022.

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

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. PRC has recently proposed new rules that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China-based internet giants. On January 4, 2022, the Cyberspace Administration of China, or CAC, issued the revised Measures on Cyberspace Security Review (the “Revised Measures”), which came into effect on February 15, 2022. Under the Revised Measures, any “network platform operator” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cyber security review. Pursuant to the Revised Measures, companies holding data on more than 1 million users must now apply for cybersecurity approval when seeking listings in other nations due to the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.”

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

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which will come into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we and all of our PRC subsidiaries are not required to fulfill filing procedures and obtain approvals from the CSRC to continue to offer our securities or operate our business as of the date of this annual report. In addition, to date, none of us and our PRC subsidiaries has received any filing or compliance requirements from CSRC for the listing of the Company at Nasdaq and all of its overseas offerings. Furthermore, based on our understanding of the current PRC laws, we believe that the CSRC’s approval is not required to be obtained for the Company’s listing on Nasdaq; however, there are substantial uncertainties regarding the interpretation and application of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein.

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

Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such ordinary shares from being traded on a national securities exchange or in the over the counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022, amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize the interim final rules previously adopted in March 2021 to implement the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the PRC, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future. On August 26, 2022, the PCAOB signed the Protocol with the CSRC and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. The PCAOB is continuing to demand complete access in China mainland and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed. Therefore, the PCAOB may in the future determine that it is unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong.

Our auditor, WWC, P.C., Certified Public Accountants, the independent registered public accounting firm that issued the audit report included in our annual report, an auditor of companies that are traded publicly in the United States and an U.S.-based accounting firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is based in the United States and is subject to inspection by the PCAOB on a regular basis with the last inspection in November 2021.

However, our auditor’s working papers related to us and our subsidiaries are located in China. If our auditor is not permitted to provide requested audit work papers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of our auditor through such inspections which could result in limitation or restriction to our access to the U.S. capital markets, and trading of our securities may be prohibited under the HFCAA, which would result in the delisting of our securities from the Nasdaq.

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

Not applicable.

Item 2. Properties.

FIGURE 2.1 - REGIONAL MAP OF MINING PROPERTIES

FIGURE 2.2 – DETAIED MAP OF MINING PROPERTIES

We do not own any land, although we do own some of the buildings on land we lease. Our executive offices are located at Level 11, Vegetable Building, Industrial Park of the East in Shouguang City, Shandong Province, P.R.C, which also is the headquarters of SCHC, SHSI and SYCI. These offices were purchased from Shandong Shouguang Vegetable Seed industry Group Co., Ltd.

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

On September 21, 2018, we received a closing notice from the People’s Government of Yangkou Town, Shouguang City informing us that we had to shut down our three bromine factories (Factory No. 3, No. 4, and No. 11.).

The following is a description of the land use and mineral rights related to each of the nine properties held by SCHC as of December 31, 2022.

All of the bromine factories are under rectification process without production.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2021	31.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 4 (originally named as Subdivision of Factory No. 1) – State-owned Shouguang Qinshuibo Farm
Area	0.79 acres
Date of Factory lease	January 1, 2011
Factory Lease Term	Twenty Years
Factory lease Expiration Date	2030
The number of remaining years to expiration of the of the factory lease as of December 31, 2021	8.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB5,000,000
Mining Permit No.:	Under application

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2021	30 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2021, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 2 – State Operated Shouguang Qingshuibo Farm
Area	568 acres
Date of Acquisition	December 30, 2010
Land Use Rights Lease Term	Thirty Years
Land Use Rights Expiration Date	2040
The number of remaining years to expiration of the of the land lease as of December 31, 2021	18.7 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB172,500 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 7 (originally named as No. 5)– Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2021	32 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2021	36.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150 (increase 5% per two years)
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2021	36.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2021	37.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,200 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 13, 2021
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2031
The number of remaining years to expiration of the of the land lease as of December 31, 2021	9.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB1,376,000
Mining Permit No.:	Under application

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

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2022 Utilization Ratio	2021 Utilization Ratio
Factory No. 1	—	6,442	6,681	36%	34%
Factory No. 2	April 7, 2007	1,846	4,844	—	—

Factory No. 7* (originally named as No. 5 and No. 7)	October 25, 2007/ January 7, 2009	3,776	6,986	35%	34%

Factory No. 8	September 7, 2009	2,723	4,016	3%	—
Factory No. 9	June 7, 2010	759	2,793	54%	51%
Factory No.4 (originally named as Subdivision of Factory No. 1)	January 1, 2011	1	3,186	43%	43%
Factory No. 10	December 22, 2011	1,700	3,000	—	—

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2022			2021
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	2,401	2,402	51,184	2,255	2,234	42,794
Factory No. 2	—	—	—	—	—	—
Factory No. 3**	—	—	—	—	—	—
Factory No. 4**	—	—	—	—	—	—
Factory No. 7* (originally named as No. 5 and No. 7) *	2,433	2,434	51,185	2,398	2,378	43,348

Factory No. 8	116	108	51,327	—	—	—
Factory No. 9	1,504	1,506	51,193	1,415	1,395	42,072
Factory No. 4 (originally know Subdivision of Factory No. 1)	1,367	1,367	51,181	1,380	1,372	41,760
Factory No. 10	—	—	—	—	—	—
Factory No. 11**	—	—	—	—	—	—
Total	7,821	7,817		7,448	7,379

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other., and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

**	Factory No. 3, 4 and 11 were demolished in September 2018.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2022			2021
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	4,790	3,780	272	5,870	6,920	216
Factory No. 2	7,480	3,330	239	—	—	—
Factory No. 7* (Originally Named as No. 5 and No. 7) *	111,740	109,210	258	116,080	117,100	213

Factory No. 8	17,880	17,880	256	—	—	—
Factory No. 9	56,470	50,320	255	58,080	57,700	222
Total	198,360	184,520		180,030	181,720

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019

Our SYCI’s production facilities did not produce or sold any chemical products for the last two years.

Item 3. Legal Proceedings.

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects other than the legal proceeding disclosed below. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited (“SCHC”) by the Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent. For more details and information related to the Written Decisions, please see “Note 21 – Loss Contingencies, Notes to Consolidated Financial Statement” contained in this annual report.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2022 about our equity compensation plans and arrangements.

Equity Compensation Plan Information -as of December 31, 2022

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	856,801
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	856,801

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

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

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No.4, No. 7 and No. 9 had passed inspection and could resume operations. In April 2019, Factory No. 1 and No. 7 resumed operations.

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

The Company received an oral notification from the government for its Factory No. 8, which permitted Factory No.8 to resume production in August 2022. Factory No.8 started to contribute revenue in the fourth quarter 2022.

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 10, 2022 until February 1, 2023 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February, 2023 as planned.

The Company is still waiting for governmental approval for factories No.2 and No.10. To its knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, the Company may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements.

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Chemical companies that are not being asked to move into the park are being permanently closed.  Since our factories closed, the Company has secured from the government the land use rights for its chemical plant. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. The construction was expected to take approximately one year and an additional six months to complete the equipment installation and testing, however due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been delayed. The  Company has received the refrigeration and air compressor units.  The rest equipment is expected to be delivered by the second quarter of 2023. The Company intends to start installation of equipment and may start testing andtrial production by the end of 2023 or beginning of 2024.

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

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC、SYCI and DCHC, the consolidated financial statements and the information presented below as of and for the year ended December 31, 2022. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

On January 28, 2020 we completed a 1-for-5 reverse stock split of our common stock, such that for each five shares outstanding prior to the stock split there was one share outstanding after the reverse stock split.  All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.

RESULTS OF OPERATIONS.

Year ended December 31, 2022 as compared to year ended December 31, 2021

	Years ended
	December 31, 2022	December 31, 2021	Percent Change Increase/ (Decrease)
Net Revenue	$66,094,486	$55,030,586	20%
Cost of Net Revenue	$(28,669,152)	$(27,132,372)	6%
Gross Profit	$37,425,334	$27,898,214	34%
Sales, Marketing and Other Operating Expense	$(62,871)	$(62,964)	(0.15%)
Direct labor and factory overheads incurred during plant shutdown	$(12,002,629)	$(10,718,605)	12%
General and Administrative Expenses	$(6,028,079)	$(9,525,235)	(37%)
Other Operating Expense	$(2,850,059)	$(2,380,540)	20%
Profit from Operations	$16,481,696	$5,210,870	216%
Other Income, Net	$164,739	$162,230	1%
Income before Taxes	$16,646,435	$5,373,500	210%
Income Tax Expense (Benefit)	$(6,586,985)	$(6,298,218)	5%
Net Income	$10,059,450	$(924,718)	1088%

Net Income of $10,059,450 was mainly due to higher sales, improved margins and lower compensation costs, and the compensation costs $668,000 for shares issued to company employees, officers and consultant for year 2022.

If we do not consider these unexpected nonrecurring and non-operational factors, and the impairments and write-offs for total $5,319,707, our net income would be adjusted back to $15,379,157 for fiscal year 2022.

Net Revenue The table below shows the changes in net revenue in the respective segment of the Company for the fiscal year 2022 compared to the same period in 2021:

	Net Revenue by Segment
	Year Ended		Year Ended		Percent Increase (Decrease)
	December 31, 2022		December 31, 2021		of Net Revenue
Segment		% of total		% of total
Bromine	$58,964,941	89.2%	$48,871,396	88.9%	21%
Crude Salt	6,996,552	10.6%	6,080,242	11%	15%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Bromine	$25,087,171	88%	$22,848,348	84%	10%
Equipment Lease	132,993	0.2%	78,948	0.1%	0.1%
Total sales	$66,094,486	100%	$55,030,586	100%	20%

	Years Ended December 31		Percent Change
Bromine and crude salt segments product sold in tonnes	2022	2021	Increase
Bromine (excluded volume sold to SYCI)	7,817	7,379	6%
Crude Salt	184,520	181,720	1.5%

Bromine segment

Net revenue from our bromine segment increased by 21% to $58,964,941 for the year ended December 31, 2022, compared to $48,871,396 for the year ended December 31, 2021. This increase was due to the 6% increase in tonnes sold and a 14% increase in average selling price.

Crude salt segment

Net revenue from our crude salt segment increased by 15% to $6,996,552 for the year ended December 31, 2022 compared $6,080,242 for the same period in 2021. This increase was due to increases in crude salt unit price of 13% and an increase in volume of 1.5%

Chemical products segment

 For the years ended December 31, 2022 and December 31, 2021, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the years ended December 31, 2022, and December 31, 2021, the net revenue for the natural gas production was $0.

Equipment Lease

For the year ended December 31, 2022, and December 31, 2021, the net revenue for the equipment lease was $132,993 and $78,948.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2022		December 31, 2021		Net Revenue
Segment		% of total		% of total
Bromine	$25,087,171	88%	$22,848,348	84%	10%
Crude Salt	3,581,567	12%	4,284,024	16%	(16%)
Chemical Products	—	—	—	—	—
Natural Gas	414	—	—	—	100%
Total	$28,669,152	100%	$27,132,372	100%	6%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $28,669,152 for the year ended December 31, 2022, an increase of $1,536,780(or 6%) as compared to the same period in 2021 due to the increase of net revenue by 21% for the year ended December 31, 2022 as compared to the same period in 2021 .

In May 2022, we separated the bromine and the crude salt business to conform with government regulations. This separation required different allocation of costs. The net impact was to increase the cost allocations to bromine and decrease the cost allocations to crude salt.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2022	31,506	25%
Fiscal year 2021	31,506	25%
Variance of the fiscal year 2022 and 2021	0	0%

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the year ended December 31, 2022 the cost of net revenue for the bromine segment was $25,087,171.

For the year ended December 31, 2021 the cost of net revenue for the bromine segment was $22,848,348.

Crude salt segment

For the year ended December 31, 2022 the cost of net revenue for the crude salt segment was $3,581,567.The cost of net revenue for our crude salt segment for the year ended December 31, 2021 was $4,284,024.

Chemical products segment

Cost of net revenue for our chemical products segment for the fiscal year 2022 and 2021 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the year ended December 31, 2022 and 2021 was $414 and $0.

Gross Profit. Gross profit was $37,425,334, or 57%, of net revenue for the year ended December 31, 2022 compared to $27,898,214, or 51%, of net revenue for the same period in 2021.

	Gross Profit (Loss) by Segment				% Point Change
	Year Ended		Year Ended		of Gross
	December 31, 2022		December 31, 2021		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit (loss) Margin
Bromine	$33,877,770	58%	$26,023,048	53%	5%
Crude Salt	3,414,985	49%	1,796,218	30%	19%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Equipment Lease	132,579	100%	78,948	100	0%
Total Gross Profit	$37,425,334	57%	$27,898,214	51%	6%

Bromine segment

For the year ended December 31, 2021, the gross profit margin for our bromine segment was 58%, representing a 5% increase. This increase was primarily attributable to the higher average selling price of bromine of $7.543 per ton in the year ended December 31, 2022 compared to $6,623 per ton in the year ended December 31, 2021. Offset by changes in accounting related to our new Salt subsidiary created in April 2022.

For the year ended December 31, 2021, the gross profit margin for our bromine segment was 53%.

Crude salt segment

For the year ended December 31, 2022, the gross profit margin for our crude salt segment was 49%, compared to 30% in the year ended December 31, 2021, representing a 19% increase. This increase was primarily attributable to the higher average selling price of crude salt of $38 per ton in the year ended December 31, 2022 compared to $34 per ton in the year ended December 31, 2021 as well as to the changes in accounting related to our new crude salt subsidiary.

Direct labor and factory overheads incurred during plant shutdown. On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC stating that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) amounted $12,002,629 and $10,718,605 for fiscal years 2022 and 2021, which were presented as operating expenses instead of in cost of revenue. The increase in direct labor and factory overhead costs was primarily attributable to the factories operation status during the fiscal year 2022 and year 2021, respectively. These four factories (including No.1,No.4,No.7,No.8 and No.9)were in production during the year 2022.

General and Administrative Expenses. General and administrative expenses were $6,028,079 for the year ended December 31, 2022, representing a decrease of $3,497,156 (or 37%) as compared to$9,525,235 for the same period in 2021, the major reason for this was due to the cost of approximately $3.1 million for stock grants in the second quarter of year 2021 offset by a stock grant of approximately $668,000 in 2022.

Profit from Operations. Operating profits were $16,481,696 for the fiscal year 2022, compared to a loss of $5,210,870 in the same period in 2021.

	Income (loss) from Operations by Segment
	Year ended December 31, 2022		Year ended December 31, 2021
Segment:		% of total		% of total
Bromine	$17,905,181	99%	$13,364,649	140%
Crude Salt	$2,301,885	13%	$(1,078,320)	(11%)
Chemical Products	$(1,953,230)	(11%)	$(2,550,561)	(27%)
Natural Gas	$(148,099)	(1%)	$(167,139)	(2%)
Profit (Loss) from operations before corporate costs	$18,105,737	100%	$9,568,629	100%
Corporate costs	$(1,060,405)		$(3,575,099)
Unrealized gain (loss) on translation of intercompany balance	$(563,636)		$(782,660)
Profit (loss) from operations before taxes	$16,481,696		$5,210,870

Bromine segment

Income from operations from our bromine segment was $17,905,181 for the fiscal year 2022, compared to an income of $13,364,649 in the same period in 2021. The increase in income was primarily due to a 14% increase in average selling price partially offset by additional cost allocations from the new divisional structure.

Crude salt segment

Income from operations from our crude salt segment was $2,301,885 for fiscal year 2022, compared to a loss of $1,078,320 in the same period in 2021. The improved income was due to a higher price for crude salt and lower cost allocations from the new divisional structure.

Chemical products segment

Loss from operations from our chemical products segment was $1,953,230 for the fiscal year 2022, compared to a loss of $2,550,561 in the same period in 2021.

Natural gas segment

Loss from operations from our natural gas segment was $148,099 for the fiscal year 2022, compared to a loss of $167,139 in the same period in 2021.

Other Income, Net. Other income, net, which represent bank interest income, net of finance lease interest expense was $164,739 for the fiscal year 2022, an increase of $2,109 (or approximately 1%) as compared to the same period in 2021.

Net Income (loss). Net income was $10,059,450 for the fiscal year 2022, compared to net loss of $924,718 in the same period in 2021.

Net Income Per Share

For the fiscal year 2022, net income per share was $1.00 compared to an income of $0.09 in the same period in 2021. There were 10,431,924 shares outstanding compared to 10,471,924 shares.

Foreign Currency Translation Adjustment

For the fiscal year 2022, the Company had a negative foreign currency translation adjustment of $24,886,118 versus a positive adjustment of $7,405,582 in the previous year. This adjustment impacts all balance sheet translations into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, cash and cash equivalents were $108,226,214 as compared to $95,767,263 as of December 31, 2021.  The components of this increase of $12,458,951 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2022	2021
Net cash (used in) provided by operating activities	$51,149,065	$23,311,169
Net cash used in investing activities	$(37,560,932)	$(30,093,140)
Net cash used in financing activities	$(264,863)	$(290,597)
Effects of exchange rate changes on cash and cash equivalents	$(864,319)	$8,617,293
Net increase in cash and cash equipment	$12,458,951	$1,544,725

For the fiscal years 2022 and 2021, we met our working capital and capital investment requirements by using cash flows from operations and cash on hand.

Net Cash Provided by Operating Activities

During the year ended December 31, 2022, cash flow provided by operating activities of approximately $51.1 million was mainly due to a net income of $10.06 million, a decrease in accounts receivable of $8.2 million, a decrease in accounts payable of $0.8 million, an decrease in deferred taxes of $6.59 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $26.78 million, offset by increases in operating leases, and prepayments.

During the year ended December 31, 2021, cash flows provided by operating activities of approximately $23.3 million was mainly due to non-cash adjustments related to depreciation and amortization of property, plant and equipment of $21 million, unrealized translation loss of $0.8 million and stock-based compensation expense of $3.1 million reduced by net loss of $6.1 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
		% of total		% of total
Aged 1-30 days	$2,792,156	52%	$4,097,207	28%
Aged 31-60 days	2,571,010	48%	5,164,840	36%
Aged 61-90 days	—	—	5,263,760	36%
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$5,363,166	100%	$14,525,807	100%

The overall accounts receivable balance as of December 31, 2022 decreased by $9,162,641, as compared to those of December 31, 2021. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	December 31, 2022		December 31, 2021
		% of total		% of total
Raw materials	$26,192	2%	$42,553	6%
Finished goods	1,572,380	98%	648,558	94%
Total	$1,598,572	100%	$691,111	100%

The net inventory level as of December 31, 2022 increased by $907,461, as compared to the net inventory level as of December 31, 2021.

Raw materials decreased by $16,361 as of December 31, 2022 as compared to December 31, 2021.

Finished goods increased by $923,822 as of December 31, 2022 as compared to December 31, 2021.

Net Cash Used In Investing Activities

For the fiscal year 2022, we used approximately $37.6 million for investing activities.

For the fiscal year 2021, we used approximately $30 million for investing activities.

Net Cash Used In Financing Activities

For the fiscal year 2022 and 2021, we used $0.3 million to repay finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

We had available cash of approximately $108 million at December 31, 2022, all of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2022 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 19 - Capital Commitment and Other Service Contractual Obligations.”

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

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID #1171)	F-2

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F7 – F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 – F-28

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gulf Resources, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2022, the related notes, and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Property, plant and equipment, net

We determined that the Company’s property, plant and equipment was a critical audit matter based on the principal considerations that property, plant, and equipment was very significant proportion of the Company’s total assets. The challenges with general economic and political environment present challenges in determining that carrying value of such assets are subject to significant estimation and the use judgment. Plant and equipment may be purchased and placed into service at varying times, and their ability to contribute to the generation of cash flows is impacted by multiple factors, including the time for installation, demand for the Company’s products, and the availability of working capital and raw materials. The audit engagement team addressed this critical accounting matter by reviewing the Company’s accounting policies, and perform extended procedures including physical inspection, corroborated with enquiry, examination of contracts, review of global economic conditions and the Company’s own forecast for demand, review of movement of inventories and the liquidity of the Company, vouching of a sample of purchases, and performing independent analysis that included recalculation of depreciation and impairment testing. The engagement team’s testing provided adequate evidence to support our audit opinion and to mitigate the risk of material misstatement to an acceptable level. The accounts that are affected by this critical audit matter is property plant and equipment, and the related depreciation that is allocated into cost of sales, and impairment expense, if any.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2021.

San Mateo, CA

March 31, 2023

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31, 2022	December 31, 2021
Current Assets
Cash	$108,226,214	$95,767,263
Accounts receivable, net	5,363,166	14,525,807
Inventories, net	1,598,572	691,111
Prepayments and deposits	4,236,782	4,450,037
Other receivables	637	644
Total current assets	119,425,371	115,434,862
Non-Current Assets
Property, plant and equipment, net	149,916,766	162,657,546
Finance lease right-of use assets	163,868	184,824
Operating lease right-of-use assets	8,098,427	8,311,127
Prepaid land leases, net of current portion	9,508,001	10,368,469
Deferred tax assets, net	5,318,909	12,900,034
Total non-current assets	173,005,971	194,422,000
Total Assets	$292,431,342	$309,856,862

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$7,823,722	$10,530,776
Taxes payable-current	699,563	775,708
Amount due to a related Party	2,605,694	1,849,044
Finance lease liability, current portion	213,346	227,429
Operating lease liabilities, current portion	433,440	506,579
Total current liabilities	11,775,765	13,889,536
Non-Current Liabilities
Finance lease liability, net of current portion	1,461,721	1,770,526
Operating lease liabilities, net of current portion	7,575,651	7,557,583
Total non-current liabilities	9,037,372	9,328,109
Total Liabilities	20,813,137	23,217,645

Commitment and Contingencies	—	—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,717,754 and 10,517,754 shares issued; and 10,431,924 and 10,471,924 shares outstanding as of December 31, 2022 and 2021	24,476	24,376
Treasury stock; 285,830 and 45,830 shares as of December 31, 2022 and 2021 at cost	(1,372,673)	(510,329)
Additional paid-in capital	101,237,059	100,569,159
Retained earnings unappropriated	158,089,535	150,463,638
Retained earnings appropriated	26,667,097	24,233,544
Accumulated other comprehensive income (loss)	(13,027,289)	11,858,829
Total Stockholders’ Equity	271,618,205	286,639,217
Total Liabilities and Stockholders’ Equity	$292,431,342	$309,856,862

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Expressed in U.S. dollars)

	Years Ended December 31,
	2022	2021

NET REVENUE	$66,094,486	$55,030,586

OPERATING COSTS AND EXPENSE
Cost of revenues	(28,669,152)	(27,132,372)
Sales and marketing expenses	(62,871)	(62,964)
Direct labor and factory overheads	(12,002,629)	(10,718,605)
General and administrative expenses	(6,028,079)	(9,525,235)
Other operating expense	(2,850,059)	(2,380,540
	(49,612,790)	(49,819,716)

INCOME FROM OPERATIONS	16,481,696	5,210,870

OTHER INCOME (EXPENSE)
Interest expense	(121,402)	(137,178)
Interest income	286,141	295,172
Other (income) expenses	—	4,636
INCOME BEFORE INCOME TAXES	16,646,435	5,373,500

INCOME TAX EXPENSE	(6,586,985)	(6,298,218)
NET INCOME (LOSS)	$10,059,450	$(924,718)

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$10,059,450	$(924,718)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	(24,886,118)	7,405,582
TOTAL COMPREHENSIVE (LOSS) INCOME	$(14,826,668)	$6,480,864

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$1.00	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	10,038,982	10,471,924

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2022 AND 2021
(Expressed in U.S. dollars)

	Common stock
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT JANUARY 1, 2021	10,043,307	9,997,477	45,830	$24,139	$(510,329)	$97,435,316	$151,388,356	$24,233,544	$4,453,247	$277,024,273
Restricted shares issued for services	474,447	474,447	—	237	—	3,133,843	—	—	—	3,134,080
Currency translation adjustment	—	—	—	—	—	—	—	—	7,405,582	7,405,582
Net loss for year ended December 31, 2021	—	—	—	—	—	—	(924,718)	—	—	(924,718)
BALANCE AT DECEMBER 31, 2021	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,463,638	$24,233,544	$11,858,829	$286,639,217

	Common stock
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT JANUARY 1, 2022	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,463,638	$24,233,544	$11,858,829	$286,639,217
Restricted shares issued for services	200,000	200,000	—	100	(862,344)	667,900	—	—	—	(194,344)
Repurchase stocks	—	(240,000)	240,000	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	(24,886,118)	(24,886,118)
Net loss for year ended December 31, 2022							7,625,897	2,433,553	—	10,059,450
BALANCE AT DECEMBER 31, 2022	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$10,059,450	$(924,718)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization on capital lease	120,332	135,707
Depreciation and amortization	26,775,620	20,543,425
Unrealized translation difference	563,636	782,660
Deferred tax asset	6,586,985	6,298,218
Stock-based compensation expense	668,000	3,134,080
Shares issued from treasury stock for services	—	—
Changes in assets and liabilities
Accounts receivable	8,195,123	(7,749,127)
Inventories	(938,923)	(259,999)
Prepayment and deposits	40,430	(2,849,670)
Other receivables	—	(85)
Accounts and Other payable and accrued expenses	(820,628)	2,856,504
Amount due to a related Party	778,393	1,852,230
Taxes payable	(288,197)	(534,307)
Prepaid land leases	—	—
Operating lease	(591,156)	26,251
Net cash provided by operating activities	51,149,065	23,311,169

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(37,560,932)	(30,093,140)
Net cash used in investing activities	(37,560,932)	(30,093,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(264,863)	(290,597)
Net cash used in financing activities	(264,863)	(290,597)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(864,319)	8,617,293
NET DECREASE IN CASH AND CASH EQUIVALENTS	12,458,951	1,544,725
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	95,767,263	94,222,538
CASH AND CASH EQUIVALENTS - END OF YEAR	$108,226,214	$95,767,263

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$10,076,097	$13,818,199
Interest on finance lease obligation	$120,322	$136,709
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic. The duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations and financial position is uncertain. While our operations are currently not materially affected, it is unknown whether or how they may be affected if such a pandemic persists for an extended period. While not yet quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the year of 2021 and will continue to assess the financial impact. The virus outbreak slightly delayed the commencement of the operations for Factory No.1, No.4, No.7, No.9. We received approval to open factory No. 8 in 2022. COVID has still delayed the approval for factories N0.2 and No.10.

(i) Bromine and Crude Salt Segments

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No. 4, No. 7 and No. 9 passed inspection and could resume operations. In April 2019, Factory No.1, and Factory No.7 resumed operation.

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by the local governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid-March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020. The Company received an oral notification from the government for its Factory No. 8, which permits the Factory No. 8 to resume production in August 2022. And Factory No. 8 started contribute revenue in the fourth quarter 2022.

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 10, 2022 until February 1, 2023 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February, 2023 as planned.

In April 2022, Shouguang Hengde Salt Industry Co. Ltd, our subsidiary, was incorporated in Shandong Province, China, for crude salt production and trading. This subsidiary was created in response to a new government policy that required bromine and crude salt companies to have separate registrations. The creation of this subsidiary and the separation of bromine and crude salt does not impact sales or overall profits. However, the establishment of this subsidiary has resulting in a reallocation of costs between bromine and crude salt.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

The COVID restrictions and resulting national and international supply chain issues as well as permitting issues have caused delays in receiving some previously ordered machinery and equipment. The Company is working with its existing suppliers and may identify new suppliers so that it can complete construction of its factory based on accelerated delivery. Currently, the Company cannot estimate when construction will be completed and production can begin.

The Company believes this relocation process will cost approximately $64 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payments and deposits for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases, prepayments and deposits and property, plant and equipment in the consolidated balance sheets as of December 31, 2022 and 2021.

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
DECEMBER 31, 2022
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

As of December 31, 2022 and December 31, 2021, there were no allowances for doubtful accounts. No allowances for doubtful accounts were charged to the consolidated statements of comprehensive (loss) income for years ended December 31, 2022 and 2021.

(f)      Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $108,226,214 and $95,767,263 with these institutions as of December 31, 2022 and 2021, respectively.  The Company has not experienced any losses in such accounts in the PRC.

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
DECEMBER 31, 2022
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
DECEMBER 31, 2022
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

For the year ended December 31, 2022 and 2021, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(k)      Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $624,827 and $950,505 for the years ended December 31, 2022 and 2021, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

(n)      Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the years ended December 31, 2022 and 2021, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

(o)      Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

(q)      Revenue Recognition

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized at a point time when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Customers typically pay after the Company delivers and transfers the products to them in accordance to terms set forth in their contract. Revenue from contracts with customers is disaggregated in Note 15.

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
DECEMBER 31, 2022
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

There were no recent accounting pronouncements adopted for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the Company which is a smaller reporting company, ASU No. 2019-10 extends the effective dates for two years. The Company will adopt this standard beginning January 1, 2023. The Company is currently evaluating the effect of the adoption of this standard on the consolidated financial statements and related disclosures.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
(Expressed in U.S. dollars)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2022	December 31, 2021

Accounts receivable	$5,388,213	$14,598,791
Allowance for doubtful debt	(25,047)	(72,984)
	$5,363,166	$14,525,807

The overall accounts receivable balance as of December 31, 2022 decreased by $9,162,641, as compared to those of December 31, 2021. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

NOTE 3 – INVENTORIES

Inventories consist of:

	December 31, 2022	December 31, 2021

Raw materials	$26,192	$42,553
Finished goods	1,667,281	718,714
Less: impairment	(94,901)	(70,156)
	$1,598,572	$691,111

The Company recorded impairment charges for slow moving inventory in the amounts of $24,745 and $0 for the years ended December 31, 2022 and 2021.

NOTE 4 – PREPAID LAND LEASES

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

In December 2017, the Company paid a one lump sum upfront amount of $9,130,538 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of December 31 2022 and 2021. As of December 31, 2022, the prepaid land lease increased to $9,508,001 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Expressed in U.S. dollars)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2022	December 31, 2021
At cost:
Mineral rights	$2,769,091	$3,025,017
Buildings	31,503,908	34,906,137
Plant and machinery	185,972,160	201,012,254
Motor vehicles	125,293	139,563
Furniture, fixtures and office equipment	2,281,251	2,494,400
Construction in process	11,356,546	44,310,149
Total	234,008,249	285,887,520
Less: Accumulated depreciation and amortization	(84,091,483)	(123,229,974)
Impairment	—	—
Net book value	$149,916,766	$162,657,546

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $14,713,101 and $17,911,910 as at December 31, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2022, depreciation and amortization expense totaled $26,770,097 of which $14,507,140, $1,777,989 and $10,484,968 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue respectively.

During the year ended December 31, 2021, depreciation and amortization expense totaled $20,537,682 of which $8,318,487, $644,349 and $11,574,846 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue respectively.

NOTE 6 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	December 31, 2022	December 31, 2021
At cost:
Buildings	$118,154	$129,074
Plant and machinery	2,161,461	2,361,228
Total	2,279,615	2,490,302
Less: Accumulated depreciation and amortization	(2,115,747)	(2,305,478)
Net book value	$163,868	$184,824

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2022, depreciation and amortization expense totaled $5,523, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the year ended December 31, 2021, depreciation and amortization expense totaled $5,743, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

NOTE 7 – OPERATING LEASE RIGHT–OF-USE ASSETS

As of December 31, 2022, the total operating lease ROU assets was $8,098,427.

The total operating lease cost for the years ended December 31, 2022 and 2021 was $978,356 and $965,690.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers with an aggregate operating lease right-of-use assets amount of $9,140,777 as at December 31, 2022.

NOTE 8 – PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Accounts payable	$57,649	$202,289
Salary payable	250,610	267,215
Social security insurance contribution payable	—	—
Other payable-related party (see Note 8)	89,577	97,856
Deposit on subscription of a subsidiary’s share	—	—
Accrued expense for construction	6,403,742	8,944,367
Accrued expense-others	1,022,144	1,019,049
Total	$7,823,722	$10,530,776

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller that time. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $89,574 for five years from January 1, 2018 to December 31, 2022. The expense associated with this agreement for the year ended December 31, 2022 was $92,168. The expense associated with this agreement for the year ended December 31, 2021 was $96,390.

NOTE 9 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
YangMing	Chairman Of the Board
LiuXiaoBin	Chief Executive Officer
LiMin	Chief Financial Officer
MiaoNaiHui	Chief Operating Officer

b)

	December 31,	December 31,
	2022	2021
Amount due to related parties:
YangMing	$423,534	$462,680
LiuXiaoBin	887,214	599,766
LiMin	647,473	393,299
MiaoNaiHui	647,473	393,299
Total	$2,605,694	$1,849,044

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and returned all or a portion of their cash compensation earned for their services with the Company in year 2021, which may be considering pay back later when business improves.

The Company repurchased 80,000 shares respectively, valued from each of CEO Xiaobin Liu, COO Naihui Miao, and CFO Min Li in a privately negotiated transaction based on the closing price of the stock of $3.5931 per share on Wednesday, November 30, 2022.

NOTE 10 – TAXES PAYABLE

	December 31,	December 31,
	2022	2021
Land use tax payable	$25,107	$27,427
Value added tax and other taxes payable	674,456	748,281
	$699,563	$775,708

NOTE 11 – LEASE LIABILITIES - FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	December 31,	December 31,
	Interest rate	2022	2021
Total finance lease liability	6.7%	$1,675,067	$1,997,955
Less: Current portion		(213,346)	(227,429)
Finance lease liability, net of current portion		$1,461,721	$1,770,526

Interest expenses from capital lease obligations amounted to $120,332 and $135,707 for the years ended December 31, 2022 and 2021, respectively, which were charged to the consolidated statement of comprehensive income (loss).

The components of operating lease liabilities as follows:

	Discount	December 31,	December 31,
	rate	2022	2021
Total Operating lease liabilities	4.89%	$8,009,091	$8,064,162
Less: Current portion		(433,440)	(506,579)
Operating lease liabilities, net of current portion		$7,575,651	$7,557,583

The weighted average remaining operating lease term at December 31, 2022 was 19.3 years and the weighted average discounts rate was 4.89%, This discount rates used are based on the base rate quoted by the People’s Bank of China and vary with the remaining term of the lease. Lease payments for the years ended December 31, 2022 and 2021, respectively, were $888,692 and $848,660.

Maturities of lease liabilities were as follows:

	Finance lease	Operating Lease
Payable within:
the next 12 months	$269,500	$842,793
the next 13 to 24 months	269,500	840,586
the next 25 to 36 months	269,500	847,907
the next 37 to 48 months	269,500	852,220
the next 49 to 60 months	269,500	860,030
thereafter	808,497	10,284,133
Total	2,155,997	14,527,669
Less: Amount representing interest	(480,930)	(6,518,578)
Present value of net minimum lease payments	$1,675,067	$8,009,091

NOTE 12 –– EQUITY

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

During the year ended December 31, 2022, the Company granted in the aggregate, 200,000 restricted shares of common stock to a consultant, the company's directors, officers and an employee. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan (See Note 13) and vested immediately. The fair value of the award on the date of grant was $668,000 which was expensed in full during the year ended December 31, 2022.

Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of December 31, 2022 for SCHC, SYCI, SHSI, and DCHC is 17%, 14%, 0% and 0% of its registered capital, respectively.

NOTE 13 – TREASURY STOCK

As of December 31, 2022 and December 31, 2021, the number of treasury stock of the Company was 285,830 and 45,830, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of December 31, 2022, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan is 856,801 shares.

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

For the year ended December 31, 2022 and 2021, total compensation costs for options issued recorded in the consolidated statement of comprehensive income (loss) were $0 and $0. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2022 and 2021.

NOTE 14 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2022 and December 31, 2022.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2022	—	$—	$—
Exercised	—	$—	$—
Expired	—	—	—
Balance, December 31, 2022	—	—	—

Stock and Warrants Options Exercisable and Outstanding
Weighted Average Remaining
	Outstanding at December 31, 2022	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	—	—	—

All options exercisable and outstanding at December 31, 2022 are fully vested. As of December 31, 2022, there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2022 and 2021 was $0 and $0.

NOTE 15 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2022 and 2021, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended December 31, 2022 and 2021.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the years ended December 31, 2022 and 2021.  The applicable statutory tax rates for the years ended December 31, 2022 and 2021 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of December 31, 2022 and 2021, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $147,686,099 and $140,006,862, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2022 and December 31, 2021, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of December 31, 2022 and December 31, 2021, the unrecognized WHT are $6,406,394 and $5,932,051, respectively.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Years Ended December 31,
	2022	2021
Current taxes – PRC	$—	$—
Deferred taxes – PRC entities	(6,586,985)	(6,298,218)
Deferred taxes –US entity	—	—
Change in valuation allowance	—	—
	$(6,586,985)	$(6,298,218)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and December 31, 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax liabilities	$—	$—

Deferred tax assets:
Allowance for obsolete and slow-moving inventories	$—	$—
Impairment on property, plant and equipment	—	—
Impairment on prepaid land lease	—	—
Exploration costs	1,787,571	1,952,783
Compensation costs of unexercised stock options	—	—
PRC tax losses	12,211,867	19,621,674
US federal net operating loss	1,336,405	1,308,335
Total deferred tax assets	15,335,843	22,882,792
Valuation allowance	(10,016,934)	(9,982,758)
Net deferred tax asset	$5,318,909	$12,900,034

The increase in valuation allowance for the year ended December 31, 2022 is $34,176.

The increase in valuation allowance for the year ended December 31, 2021 is $110,052.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2022 and 2021.

There were no amounts accrued for penalties and interest for the years ended December 31, 2022 and 2021.

There were no change in unrecognized tax benefits during the years ended December 31, 2022 and 2021.

NOTE 16 – BUSINESS SEGMENTS

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

Year Ended December 31, 2022	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$58,964,941	$6,996,552	$—	$132,993	$66,094,486	$—	$66,094,486
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	17,905,181	2,301,885	(1,953,230)	(148,099)	18,105,737	(1,624,041)	16,481,696
Income tax (expense) benefit	(6,430,926)	(576,485)	420,426	—	(6,586,985)	—	(6,586,985)
Loss from operations after income tax (expense) benefit	11,474,255	1,725,400	(1,532,804)	(148,099)	11,518,752	(1,624,041)	9,894,711
Total assets	168,643,209	11,725,456	110,400,959	1,384,249	292,153,873	277,469	292,431,342
Depreciation and amortization	24,082,665	2,177,808	372,013	143,134	26,775,620	—	26,775,620
Capital expenditures	37,560,932	—	—	—	37,560,932	—	37,560,932

Year Ended December 31, 2021	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$48,871,396	$6,080,242	$—	$78,948	$55,030,586	$—	$55,030,586
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	13,364,649	(1,078,320)	(2,550,561)	(167,139)	9,568,629	(4,357,759)	5,210,870
Income tax (expense) benefit	(3,349,220)	269,786	(3,218,784)	—	(6,298,218)	—	(6,298,218)
Loss from operations after income tax (expense) benefit	10,015,429	(808,534)	(5,769,345)	(167,139)	3,270,411	(4,357,759)	(1,087,348)
Total assets	155,311,561	30,530,413	122,026,497	1,622,953	309,491,424	365,438	309,856,862
Depreciation and amortization	15,077,729	5,054,976	286,380	124,340	20,543,425	—	20,543,425
Capital expenditures	18,205,560	2,250,126	9,637,454	—	30,093,140	—	30,093,140

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

	Years Ended December 31,
Reconciliations	2022	2021
Total segment operating Profit (loss)	$18,105,737	$9,568,629
Corporate costs	(1,060,405)	(3,575,099)
Unrealized gain (loss) on translation of intercompany balance	(563,636)	(782,660)
Profit (loss) from operations	16,481,696	5,210,870
Other income, net of expense	164,739	162,630
Loss before taxes	$16,646,435	$5,373,500

The following table shows the major customers (10% or more) for the year ended December 31, 2022

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$6,842	$2,718	$—	$9,560	14.5%
2	Shandong Brother Technology Limited	$6,745	$2,211	$—	$8,956	13.6%
3	Shouguang Weidong Chemical Company Limited	$5,994	$2,068	$—	$8,061	12.2%

The following table shows the major customers (10% or more) for the year ended December 31, 2021

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$9,314	$2,338	$—	$11,652	21.2%
2	Shandong Brother Technology Limited	$8,018	$1,999	$—	$10,017	18.2%
3	Shouguang Weidong Chemical Company Limited	$7,688	$1,744	$—	$9,432	17.2%

NOTE 17 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2022, the Company sold 53.6% of its products to its top five customers, respectively. As of December 31, 2022, amounts due from these customers were $3,995,134.

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2021, the Company sold 64.8% of its products to its top five customers, respectively. As of December 31, 2021, amounts due from these customers were $13,372,159.

NOTE 18 – MAJOR SUPPLIERS

During the year ended December 31, 2022, the Company purchased 100% of its raw materials from its top five suppliers.  As of December 31, 2022, amounts due to those suppliers were $57,649.

During the year ended December 31, 2021, the Company purchased 100% of its raw materials from its top five suppliers.  As of December 31, 2021, amounts due to those suppliers were $202,289.

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of December 31, 2022 and 2021.

NOTE 20 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of December 31, 2022:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$89,574	$14,698,491
the next 13 to 24 months	89,574	989,708
the next 25 to 36 months	89,574	—
the next 37 to 48 months	89,574	—
the next 49 to 60 months	89,574	—
Total	$447,870	$15,689,199

NOTE 21 – LOSS CONTINGENCIES

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

NOTE 22 - SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2022 and up through March 31, 2022 which is the date these consolidation financial statements were available to be issued, except as disclosed below, there are no other material subsequent events to disclose in these consolidated financial statements.

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 10, 2022 until February 1, 2023 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February, 2023 as planned.

On March 23, 2023, the Company issued a press release detailing the delays in the opening of our Yuxin chemical factory due to COVID and stricter government regulations. As noted in the press release, the Company believes that once all of the equipment is delivered, it will take 3 to 4 months to get them installed. After installation, the testing process is anticipated to take 2 to 3 months, after which we will be in a position to apply for environmental and safety approval. After we get the approval, it will take us 4 months to conduct trial production, and then we may start commercial production.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Expressed in U.S. dollars)

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2022	2021

Current Assets
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	210,790,285	224,559,060
Amounts due from group companies	62,642,639	63,039,564
Total non-current assets	273,432,924	287,598,624
Total Assets	$273,432,924	$287,598,624

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$209,908	$216,940
Amounts due to related Party	1,462,110	599,766
Amounts due to group companies	142,701	142,701
Total Current Liability	1,814,719	959,407

Total Liabilities	$1,814,719	$959,407

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,717,754 and 10,517,754 shares issued; and 10,431,924 and 10,471,924 shares outstanding as of December 31, 2022 and December 31, 2021	24,476	24,376
Treasury stock; 285,830 and 45,830 shares as of December 31, 2022 and December 31, 2021 at cost	(1,372,673)	(510,329)
Additional paid-in capital	101,237,059	100,569,159
Retained earnings unappropriated	158,089,535	150,463,638
Retained earnings appropriated	26,667,097	24,233,544
Cumulative translation adjustment	(13,027,289)	11,858,829
Total Stockholders’ Equity	271,618,205	286,639,217
Total Liabilities and Stockholders’ Equity	$273,432,924	$287,598,624

Condensed Statements of Comprehensive Loss

	Years Ended December 31,
	2022	2021

OPERATING EXPENSES
General and administrative expenses	$(1,057,893)	$(3,572,334)
TOTAL OPERATING EXPENSES	(1,057,893)	(3,572,334)
OTHER EXPENSES
Interest expense	—	—
TOTAL OTHER EXPENSES	—	—
TOTAL EXPENSES	(1,057,893)	(3,572,334)
Equity in net Loss of subsidiaries	11,117,343	2,647,616
LOSS BEFORE INCOME TAXES	10,059,450	(924,718)
INCOME TAXES	—	—
NET LOSS	$10,059,450	$(924,718)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$10,059,450	$(924,718)
Adjustments to reconcile net Loss to net cash used in operating activities:
Equity Loss in unconsolidated subsidiaries	11,117,343	2,647,616
Stock-based compensation expense-options	668,000	3,134,080
Shares issued from treasury stock for services	—	—
Changes in assets and liabilities:
Other payables and accrued expenses	(869,375)	(109,901)
Net cash used in operating activities	(1,259,268)	(548,155)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	1,259,268	548,155
Net cash provided by financing activities	1,259,268	548,155
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—

(i)	Basis of presentation

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

As of December 31, 2022, the Company itself has no purchase commitment, capital commitment and operating lease commitment.

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

The audit reports of MC on the financial statements of the Company as of and for the years ended December 31, 2022 and 2021 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with MC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, from the time of MC’s engagement up to the date of resignation which disagreements that, if not resolved to MC’s satisfaction, would have caused MC to make reference in connection with its opinion to the subject matter of the disagreement. None of “reportable events”, as that term is described in Item 304(a)(1)(v)(A)-(D)of Regulation S-K occurred within the two fiscal years of the Company ended December 31, 2022 and 2021 and subsequently up to the date of resignation.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective.

The Company’s management took all necessary steps to make its disclosure controls to be more efficient by, including, not limited to, (i) more closely monitoring the application of the Company’s comprehensive disclosure policy implementing procedures to strengthen disclosure controls, (ii) enhancing the identification, analysis and control of risks relevant to accurate and timely disclosure, and (iii) ensuring more timely transmission of information and communication within the organization during 2022. Specifically, (i) the Company held weekly meetings with its business units heads and investor relations officers to identify and discuss information that may require public disclosure; (ii) the Company’s management required all business units to report information that may require public disclosure to the Company’s investor relations officers immediately; (iii) the Company’s management consulted with the Company’s outside securities counsel to the extent they deemed necessary; (iv) the Company’s management designated the Company’s investor relations officers as disclosure coordinator to perform functions of collecting information, preparing disclosure, distributing disclosure for review and comment to business units and obtaining comment from each reviewing person and their confirmation that the portions of such disclosure relevant to such person’s areas of responsibility were fairly and accurately presented and did not omit any material information required to be disclosed.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation our CEO and CFO have concluded that, as of December 31, 2022, our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Ming Yang	57	Chairman of the Board of Director	December 2006
Xiaobin Liu	55	Chief Executive Officer and Director	March 2009
Naihui Miao	55	Secretary, Chief Operating Officer and Director	January 2006
Yang Zou (1)(3)	52	Independent Director	March 2011
Shengwei Ma (1)(2)	55	Independent Director	December 2019
Shitong Jiang (1)(2)(3)	55	Independent Director	April 2008
Tengfei Zhang (2)(3)	56	Independent Director	June 2011

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

Naihui Miao, Secretary, Chief Operating Officer and Director – Mr. Miao has served as Vice President of Shouguang City Haoyuan Chemical Company Limited since January 2006.  Since January 2006, Mr. Miao has served as Director and,Secretary and, since July, 2009, Chief Operating officer， of Gulf Resources, Inc. and he is in charge of sales, human resource and business management.  From 2005 to 2006, Mr. Miao served as Vice President of Shouguang City Yuxin Chemical Company Limited as the deputy general manager.  From 1991 to 2005, Mr. Miao served as a Manager and then Vice President of Shouguang City Commercial Trading Center Company Limited.  He was the director of Shouguang Business Trade Center since 1986. He has served as Supervisor of Chengdu Philosopher's Stone Culture Media Co. LTD since August 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by the Company’s executive officers and directors received by it, the Company believes that during 2022, all such reports were filed timely.

Item 11. Executive Compensation

Set forth below is information regarding the compensation paid during the year ended December 31, 2021 and 2022 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

FISCAL YEAR 2022 COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)		Option Awards$(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaobin Liu	2021	—	—	664,000	(1)	—	—	—	—	664,000
CEO	2022	—	—	66,800	(1)	—	—	—	—	66,800

Min Li	2021	18,601	—	664,000	(1)	—	—	—	—	682,601
CFO	2022	17,230	—	66,800	(1)	—	—	—	—	84,030

Naihui Miao	2021	18,601	—	664,000	(1)	—	—	—	—	682,601
COO	2022	17,230	—	66,800	(1)	—	—	—	—	84,030

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

Grants of Plan-Based Awards

The Company granted 100,000 shares of our Common Stock to each of our named executive officers, under Company’s 2019 Omnibus Equity Incentive Plan, during fiscal year 2022.

FISCAL YEAR 2022 GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stocks or Units	Underlying Options	Option Award($)	and Options ($)
Xiaobin Liu, CEO	Oct 07,2022							20,000			66,800
Min Li, CFO	Oct 07,2022							20,000			66,800
Naihui Miao, COO	Oct 07,2022							20,000			66,800

Narrative Discussion

The following employment agreements were entered into by the Company and the named executive officers:

Xiaobin Liu

The employment agreement for Xiaobin Liu to serve as Chief Executive Officer of the Company was renewed on June 1, 2022 with a term of three years. Xiaobin Liu is also a member of the Board of Directors. Pursuant to the agreement, Mr. Liu’s service shall be compensated in the Company's shares only under the Company’s equity incentive plan.

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

Naihui Miao

The employment agreement for Naihui Miao to serve as Chief Operating Officer of the Company was renewed on June 1, 2022with a term of three years. Mr. Miao is also a member of the Board of Directors. Pursuant to the agreement, Mr. Miao shall receive annual cash compensation equal to approximately $18,500 subject to changes in the foreign exchange rate and market conditions, and be compensated in the Company’s shares under the Company’s equity incentive plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2022.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR END

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

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding the exercise of stock options, stock appreciation rights, and similar instruments and the vesting of restricted stock, restricted stock units and similar instruments, for fiscal year 2022.

FISCAL YEAR 2022 OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Xiaobin Liu, CEO	—	—	20,000	66,800
Min Li, CFO	—	—	20,000	66,800
Naihui Miao, COO	—	—	20,000	66,800

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive directors, Xiaobin Liu and Naihui Miao, who do not receive compensation in their capacity as executive directors, for fiscal year 2022.

FISCAL YEAR 2022 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards $	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ming Yang	$—	—	—	—	—	—	$—
Shitong Jiang	—	3,340	—	—	—	—	3,340
Yang Zou	—	3,340	—	—	—	—	3,340
Tengfei Zhang	—	3,340	—	—	—	—	3,340
Shengwei Ma	—	3,340	—	—	—	—	3,340

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of the date of this annual report, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of the date of this annual report, there were 10,431,924 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class
Ming Yang (Chairman)	1,985,675	(2)	19.0%
Xiaobin Liu (CEO)	208,115	(3)	2.0%
Min Li (CFO)	208,115	(3)	2.0%
Naihui Miao (COO)	208,115	(3)	2.0%
Shengwei Ma (Director)	1,000	(4)	*
Yang Zou (Director)	3,000	(5)	*
Shi Tong Jiang (Director)	3,000	(6)	*
Tengfei Zhang (Director)	3,000	(7)	*
All Directors and Executive Officers as a Group (eight persons)	2,620,020		25.1%
Wenxiang Yu	1,015,945	(8)	9.7%
Shandong Haoyuan Industry Group Ltd.	824,947	(8)	7.9%

_____________

*     Less than 1%.

(1) The address of each director and executive officer is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong Province, 262700, the People’s Republic of China.

(2) Consists of 634,770 shares owned by Ming Yang, 1,015,945 shares owned by Ms. Wenxiang Yu, the wife of Mr. Yang, 334,960 shares owned by Mr. Zhi Yang, Mr. Yang’s son.  Mr. Yang disclaims beneficial ownership of the shares owned by his wife and son.

(3) Consists of 208,115 shares held by each individual.

(4) Consists of 1,000 shares held by Mr. Ma.

(5) Consists of 3,000 shares held by Mr. Zou.

(6) Consists of 3,000 shares held by Mr. Jiang.

(7) Consists of 3,000 shares held by Mr. Zhang.

(8) The address of the shareholder is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong Province, 262700, the People’s Republic of China. Chen Yang serves as the General Manager, and owns 82% equity interest, of Shandong Haoyuan Industry Group Ltd.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed to the Company by its principal accountant for the last two fiscal years were as follows:

Fees	2022	2021
Audit Fees	$170,000	$222,000
Audit Related Fees	—	—
Tax Fees	$5,500	9,500
All Other Fees	—	—
Total	175,500	231,500

Audit Fees

This category consists of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. There were no such fees incurred by the Company in the years ended December 31, 2022 and 2021.

Tax Fees

The tax fee of $5,500 and $9,500 relate to tax compliance services rendered in each of the years ended December 31, 2022 and 2021,respectively.

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b) Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.4	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020.

4.1	Description of Securities, incorporated herein by reference to Exhibit 4.1 to the Registration’s Annual Report on Form 10-K filed on April 14, 2020.

10.1	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

10.2	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Xiaobin Liu, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 1, 2022

10.3	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Min Li, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on December 1, 2022

10.4	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Naihui Miao, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on December 1, 2022

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

16.1	Letter from Morison Cogen LLP, dated July 7, 2021, incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K, filed on July 7, 2021.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on March 16, 2018.

23.1	Consent of WWC, P.C. Certified Public Accountants, an independent registered public accounting firm.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)*

* Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2023	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: Chief Executive Officer

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		March 31, 2023
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		March 31, 2023
Min Li	Chief Financial Officer

/s/ Ming Yang		March 31, 2023
Ming Yang	Director

/s/ Naihui Miao		March 31, 2023
Naihui Miao	Director

/s/ Tengfei Zhang		March 31, 2023
Tengfei Zhang	Director

/s/ Yang Zou		March 31, 2023
Yang Zou	Director

/s/ Sheng Wei Ma		March 31, 2023
Sheng Wei Ma	Director

/s/ Shi Tong Jiang		March 31, 2023
Shi Tong Jiang	Director