Form 10-Q
period 2023-03-31
GULF RESOURCES, INC.
filed 2023-05-15
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 13, 20223, the registrant had outstanding 10,431,924 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Current Assets
Cash	$115,771,833	$108,226,214
Accounts receivable	5,224,530	5,363,166
Inventories, net	588,009	1,598,572
Prepayments and deposits	4,369,375	4,236,782
Other receivable	1,163	637
Total Current Assets	125,954,910	119,425,371
Non-Current Assets
Property, plant and equipment, net	145,716,571	149,916,766
Finance lease right-of use assets	164,732	163,868
Operating lease right-of-use assets	8,543,073	8,098,427
Prepaid land leases, net of current portion	9,641,075	9,508,001
Deferred tax assets	5,719,175	5,318,909
Total non-current assets	169,784,626	173,005,971
Total Assets	$295,739,536	$292,431,342

Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$7,133,752	$7,823,722
Taxes payable-current	955,868	699,563
Amount due to a related party	2,621,146	2,605,694
Finance lease liability, current portion	244,685	213,346
Operating lease liabilities, current portion	468,906	433,440
Total Current Liabilities	11,424,357	11,775,765
Non-Current Liabilities
Finance lease liability, net of current portion	1,481,471	1,461,721
Operating lease liabilities, net of current portion	7,993,748	7,575,651
Total Non-Current Liabilities	9,475,219	9,037,372
Total Liabilities	$20,899,576	$20,813,137

Commitment and Loss Contingencies
	$—	$—
Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,717,754 shares issued; and 10,431,924 shares outstanding as of March 31, 2023 and December 31, 2022	24,476	24,476
Treasury stock; 285,830 shares as of March 31, 2023 and December 31, 2022 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,237,059	101,237,059
Retained earnings unappropriated	157,531,788	158,089,535
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive income (loss)	(9,247,787)	(13,027,289)
Total Stockholders’ Equity	274,839,960	271,618,205
Total Liabilities and Stockholders’ Equity	$295,739,536	$292,431,342

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2023	2022

NET REVENUE
Net revenue	$9,302,007	$8,930,737

OPERATING EXPENSE
Cost of net revenue	(6,769,074)	(4,549,968)
Sales, marketing and other operating expenses	(13,704)	(10,360)
Direct labor and factory overheads incurred during plant shutdown	(2,408,736)	(2,184,591)
General and administrative expenses	(910,051)	(2,242,501)
Other operating expense	—	(8,404)
	(10,101,565)	(8,995,824)

LOSS FROM OPERATIONS	(799,558)	(65,087)

OTHER INCOME (EXPENSE)
Interest expense	(29,630)	(34,692)
Interest income	70,885	75,528
LOSS BEFORE INCOME TAXES	(758,303)	(24,251)

INCOME TAX (EXPENSE) BENEFIT	200,556	(95,695)
NET LOSS	$(557,747)	$(119,946)

COMPREHENSIVE LOSS:
NET LOSS	$(557,747)	$(119,946)
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	3,779,502	1,549,034

COMPREHENSIVE INCOME (LOSS)	$3,221,755	$1,429,088

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	10,431,924	10,471,924

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2023 AND 2022
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2022 (Audited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Translation adjustment	—	—	—	—	—	—	—	—	3,779,502	3,779,502)
Net loss for three-month period ended March 31, 2023	—	—	—	—	—	—	(557,747)	—	—	(557,747)
BALANCE AT MARCH 31, 2023(Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$157,531,788	$26,667,097	$(9,247,787)	$274,839,960

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2021 (Audited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,463,638	$24,233,544	$11,858,829	$286,639,217
Translation adjustment	—	—	—	—	—	—	—	—	1,549,034	1,549,034
Net loss for three-month period ended March 31, 2022	—	—	—	—	—	—	(119,946)	—	—	(119,946)
BALANCE AT MARCH 31, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,343,692	$24,233,544	$13,407,863	$288,068,305

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(557,747)	$(119,946)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization on capital lease obligation	28,560	33,622
Depreciation and amortization	5,360,224	5,003,078
Unrealized exchange (gain) loss on translation of inter-company balances	(32,352)	283,789
Deferred tax asset	(200,556)	95,695
Changes in assets and liabilities
Accounts receivable	211,870	3,483,711
Inventories	1,035,921	178,444
Prepayments and deposits	(109,604)	(446,365)
Other receivables	(527)	—
Accounts and Other payable and accrued expenses	(772,506)	487,228
Taxes payable	282,007	704,492
Operating leases	(413,737)	(1,258,066)
Net cash provided by operating activities	4,831,553	8,445,682

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(32,742)	(395,060)
Net cash used in investing activities	(32,742)	(395,060)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,746,808	1,844,114
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	7,545,619	9,894,736
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	108,226,214	95,767,263
CASH AND CASH EQUIVALENTS - END OF PERIOD	$115,771,833	$105,661,999

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$1,670,428	$1,182,137
Interest on finance lease obligation	$28,560	$33,622
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 10, 2022 until February 1, 2023 8:00 AM China Time. To comply with such notification, the Company temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February2023.

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

The Company estimates this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, purchase of plant and equipment and construction costs and installation costs incurred for the new chemical factory in the amount of $45,584,344 and $45,584,344, which were recorded in the Property, plant and equipment in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

On March 23, 2023, the Company issued a press release detailing the delays in the opening of our Yuxin chemical factory due to COVID and stricter government regulations. As noted in the press release, the Company believes that once all of the equipment is delivered, it will take 3 to 4 months to get them installed. After installation, the testing process is anticipated to take 2 to 3 months, after which it will be in a position to apply for environmental and safety approval. After we get the approval, it will take us 4 months to conduct trial production, and then we may start commercial production.

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

 (d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $115,771,833 and $108,226,214 with these institutions as of March 31, 2023 and December 31, 2022, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Property, plant and equipment under the capital lease are depreciated over their expected useful lives on the same basis as owned assets, or if where shorter, the term of the lease.

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $154,184 and $201,265 for the three-month periods ended March 31, 2023 and 2022, respectively.

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

MARCH 31, 2023

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

For the three-month period ended March 31, 2023 and 2022, the Company determined that there were no events or circumstances indicating possible additional impairment of its long-lived assets.

(i)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the three-month periods ended March 31, 2023 and 2022, respectively.

Because the Company reported a net loss for the three-month periods ended March 31, 2023 and 2022, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

MARCH 31, 2023

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

(q)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the three months ended March 31, 2023.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	March 31, 2023	December 31, 2022

Accounts receivable	$5,249,916	$5,388,213
Allowance for doubtful debt	(25,386)	(25,047)
	$5,224,530	$5,363,166

The overall accounts receivable balance as of March 31, 2023 decreased by $138,297, as compared to those of December 31, 2022. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

NOTE 3 – INVENTORIES

Inventories consist of:

	March 31, 2023	December 31, 2022

Raw materials	$28,933	$26,192
Finished goods	655,259	1,667,281
Less: impairment	(96,183)	(94,901)
Inventory, net	$588,009	$1,598,572

The Company recorded impairment charges for slow moving inventory in the amounts of $0 and $0 for the three months ended March 31, 2023 and 2022

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

In December 2017, the Company paid a one lump sum upfront amount of $9,253,906 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of March 31 2023 and December 31, 2022. As of March 31, 2023, the prepaid land lease increased to $9,641,075 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2023	December 31, 2022
At cost:
Mineral rights	$2,806,506	$2,769,091
Buildings	31,929,577	31,503,908
Plant and machinery	188,484,948	185,972,160
Motor vehicles	126,986	125,293
Furniture, fixtures and office equipment	2,312,075	2,281,251
Construction in process	10,623,600	11,356,546
Total	236,283,692	234,008,249
Less: Accumulated depreciation and amortization	(90,567,121)	(84,091,483)
Impairment	—	—
Net book value	$145,716,571	$149,916,766

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $14,535,866 and $14,713,101 as at March 31, 2023 and December 31, 2022, respectively.

During the three-month period ended March 31, 2023, depreciation and amortization expense totaled $5,358,871, of which $1,949,836, $429,955 and $2,979,080 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue, respectively.

During the three-month period ended March 31, 2022, depreciation and amortization expense totaled $5,001,619, of which $1,761,068, $1,197,687 and $2,042,864 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue, respectively.

NOTE 6 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance lease, net consist of the following:

	March 31, 2023	December 31, 2022
At cost:
Buildings	$119,750	$118,154
Plant and machinery	2,190,664	2,161,461
Total	2,310,414	2,279,615
Less: Accumulated depreciation and amortization	(2,145,682)	(2,115,747)
Net book value	$164,732	$163,868

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2023, depreciation and amortization expense totaled $1,353, which was recorded in direct labor and factory overheads incurred during plant shutdown. During the three-month period ended March 31, 2022, depreciation and amortization expense totaled $1,459, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 7 – OPERATING LEASE RIGHT-OF USE ASSETS

As of March 31, 2023, the total operating lease ROU assets was $8,543,073.

The total operating lease cost for the three-month period ended March 31, 2023 and 2022 was $241,021 and $258,398, respectively.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $9,116,230 as at March 31, 2023.

NOTE 8 – ACCOUNTS AND OTHER PAYABLE AND ACCRUED EXPENSES

Accounts and other payable and accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Accounts payable	$411,554	$57,649
Salary payable	253,475	250,610
Other payable-related party (see Note 8)	—	89,577
Accrued expense for construction	5,571,135	6,403,742
Accrued expense-others	897,588	1,022,144
Total	$7,133,752	$7,823,722

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $90,785 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the three months ended March 31, 2023 and 2022 was approximately $22,696 and $24,568.

NOTE 9 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Chairman Of the Board
Liu XiaoBin	Chief Executive Officer
Li Min	Chief Financial Officer
Miao NaiHui	Chief Operating Officer

b)

	March 31,	December 31,
	2023	2022
Amount due to related parties:
Yang Ming	$429,258	$423,534
Liu XiaoBin	887,214	887,214
Li Min	652,337	647,473
Miao NaiHui	652,337	647,473
Total	$2,621,146	$2,605,694

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and to returned all, or a portion of their cash compensation earned for their services with the Company, which may be considered for future compensation should the Company improve its results of operations.

NOTE 10 – TAXES PAYABLE

	March 31,	December 31,
	2023	2022
Land use tax payable	25,446	25,107
Value added tax and other taxes payable	930,422	674,456
Land use tax payable	$955,868	$699,563

NOTE 11 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	March 31,	December 31,
	Interest rate	2023	2022
Total finance lease liability	6.7%	$1,726,156	$1,675,067
Less: Current portion		(244,685)	(213,346)
Finance lease liability, net of current portion		$1,481,471	$1,461,721

Interest expenses from a finance lease liability amounted to $28,560 and $33,622 for the three-month periods ended March 31, 2023 and 2022, respectively, were charged to the condensed consolidated statement of loss.

The components of operating lease liabilities as follows:

	Imputed	March 31,	December 31,
	Interest rate	2023	2022
Total Operating lease liabilities	4.89%	$8,462,654	$8,009,091
Less: Current portion		(468,906)	(433,440)
Operating lease liabilities, net of current portion		$7,993,748	$7,575,651

The weighted average remaining operating lease term at March 31, 2023 was 19 years and the weighted average discounts rate was 4.89%. This discount rates used are based on the base rate quoted by the People's Bank of China and vary with the remaining term of the lease. Lease payment in the three-months ended March 31, 2023 and 2022 was $239,898 and $257,879.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$273,141	$847,895
the next 13 to 24 months	273,141	853,614
the next 25 to 36 months	273,141	859,366
the next 37 to 48 months	273,141	865,489
the next 49 to 60 months	273,141	871,652
thereafter	819,423	10,186,057
Total	2,185,128	14,484,073
Less: Amount representing interest	(458,972)	(6,021,419)
Present value of net minimum lease payments	1,726,156	$8,462,654

NOTE 12 – EQUITY

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

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of March 31, 2023 for SCHC, SYCI, SHSI, and DCHC is 17%, 14%, 0% and 0% of its registered capital, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – TREASURY STOCK

As of March 31, 2023 and December 31, 2022, the number of treasury stock of the Company was 285,830 and 285,830, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of March 31, 2023, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan was 856,801 shares.

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

For the three months ended March 31, 2023 and 2022, total compensation costs for options issued recorded in the consolidated statement of loss were $0.

During the three months ended March 31, 2023, there were no options issued to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2023 and March 31, 2023.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2023	—	$—	—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, March 31, 2023	—	$—	—

Stock Options and Warrants Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at March 31, 2023	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding at March 31, 2023 are fully vested. As of March 31, 2023 there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2023 and 2022 was $0.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)           United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2023 and 2022, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2023 and 2022.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month periods ended March 31, 2023 and 2022.  The applicable statutory tax rates for the three-month periods ended March 31, 2023 and 2022 are 16.5%. There is no dividend withholding tax in Hong Kong.

(d)           PRC

Enterprise income tax (“EIT”) for SCHC, SYCI, SHSI and DCHC in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC, SYCI, DCHC, and SHSI are wholly foreign-owned enterprises (“FIE”) incorporated in the PRC and are subject to PRC Local Income Tax Law. The PRC tax losses may be carried forward to be utilized against future taxable profit for ten years for High-tech enterprises and small and medium-sized enterprises of science and technology and for five years for other companies. Tax losses of the operating subsidiaries of the Company may be carried forward for five years.

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

As of March 31, 2023 and December 31, 2022, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $148,449,311 and $147,686,099, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2023 and December 31, 2022, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of March 31, 2023 and December 31, 2022, the unrecognized WHT are $6,431,341 and $6,406,394, respectively.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Three-Month Period Ended March 31,
	2023	2022

Current taxes – PRC	$—	$—
Deferred tax – PRC entities	(200,556)	95,695
Deferred taxes – US entity	—	—
Change in valuation allowance	—	—
	$(200,556)	$95,695

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2023	2022
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,811,724	1,787,571
PRC tax losses	12,587,980	12,211,867
US federal net operating loss	1,543,076	1,336,405
Total deferred tax assets	15,942,780	15,335,843
Valuation allowance	(10,223,605)	(10,016,934)
Net deferred tax asset	$5,719,175	$5,318,909

The decrease in valuation allowance for the three-month period ended March 31, 2023 is $206,671.

The increase in valuation allowance for the three-month period ended March 31, 2022 is $22,653.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2023 and December 31, 2022 and no amounts accrued for penalties and interest for the three months ended March 31, 2023 and 2022.

NOTE 16 – BUSINESS SEGMENTS

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

Three-Month Period Ended March 31, 2023	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$8,470,372	$748,681	$—	$82,954	$9,302,007	$—	$9,302,007
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income benefit	(409,692)	42,930	(417,873)	12,685	(771,950)	(27,608)	(799,558)
Income tax benefit	94,593	(11,323)	117,286	—	200,556	—	200,556
Loss from operations after income taxes(benefit)	(315,099)	31,607	(300,587)	12,685	(571,394)	(27,608)	(599,002)
Total assets	171,616,991	11,738,247	110,666,925	1,369,522	295,391,685	347,851	295,739,536
Depreciation and amortization	5,065,606	188,687	70,911	35,020	5,360,224	—	5,360,224
Capital expenditures	32,742	—	—	—	32,742	—	32,742

Three-Month Period Ended March 31, 2022	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$8,126,015	$754,044	$—	$50,678	$8,930,737	$—	$8,930,737
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income benefit	1,348,834	(521,921)	(513,282)	(26,739)	286,892	(351,979)	(65,087)
Income tax benefit	(342,161)	130,480	115,986	—	(95,695)	—	(95,695)
Loss from operations after income taxes(benefit)	1,006,673	(391,441)	(397,296)	(26,739)	191,197	(351,979)	(160,782)
Total assets	186,040,450	27,503,060	122,125,607	1,593,308	337,262,425	400,494	337,662,919
Depreciation and amortization	3,694,749	1,194,058	76,456	37,815	5,003,078	—	5,003,078
Capital expenditures	395,060	—	—	—	395,060	—	395,060

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2023	2022
Total segment operating loss	$(771,950)	$286,892
Corporate costs	(59,960)	(68,190)
Unrealized gain (loss) on translation of intercompany balance	32,352	(283,789)
Loss from operations	(799,558)	(65,087)
Other income	41,255	40,836
Loss before income taxes	$(758,303)	$(24,251)

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2023.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Brother Technology Limited	1,182	285	—	1,467	15.9%
2	Shandong Morui Chemical Company Limited	$1,177	$260	$—	$1,437	15.6%
3	Shouguang Weidong Chemical Company Limited	1,186	202	—	1,388	15.1%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$963	$—	$—	$963	10.4%

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2022.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$940	$313	$—	$1,253	14.1%
2	Shandong Brother Technology Limited	$782	$241	$—	$1,023	11.5%

NOTE 17 – CUSTOMER CONCENTRATION

During the three-month period ended March 31, 2023, the Company sold 64% of its products to its top five customers. As of March 31, 2023, amounts due from these customers were $3,492,933.

During the three-month period ended March 31, 2022, the Company sold 49% of its products to its top five customers. As of March 31, 2022, amounts due from these customers were $7,115,008.

NOTE 18 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2023, the Company purchased 100% of its raw materials from its top five suppliers.  As of March 31, 2023, amounts due to those suppliers were $411,554.

During the three-month period ended March 31, 2022, the Company purchased 100% of its raw materials from its top five suppliers.  As of March 31, 2022, amounts due to those suppliers were $623,523.

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of March 31, 2023 and December 31, 2022.

NOTE 20 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of March 31, 2023:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$90,785	$14,864,350
the next 13 to 24 months	90,785	1,003,081
the next 25 to 36 months	90,785	—
the next 37 to 48 months	90,785	—
the next 49 to 60 months	—	—
Total	$363,140	$15,867,431

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of March 31, 2023.

NOTE 22 – SUBSEQUENT EVENT

Not Applicable.

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 10, 2022 until February 1, 2023 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February 2023.

The Company is still waiting for governmental approval for factories No.2 and No.10. To the Company’s knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, the Company may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements.

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park. Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Chemical companies that are not being asked to move into the park are being permanently closed. Since our factories closed, the Company has secured from the government the land use rights for its chemical plant. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. The construction was expected to take approximately one year and an additional six months to complete the equipment installation and testing, however due to the COVID epidemic and utility restrictions, the opening of the chemical factory has been delayed. The Company has received the refrigeration and air compressor units. The rest equipment is expected to be delivered by the second quarter or the third quarter of 2023.

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments after the government has finalized the land and resource planning for Sichuan Province.

In April 2022, Shouguang Hengde Salt Industry Co. Ltd（“SHSI”）, our subsidiary, was incorporated in Shandong Province, China, for crude salt production and trading.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2023 and 2022.

Comparison of the Three-Month Periods Ended March 31, 2023 and 2022

	Three-Month Period Ended March 31, 2023	Three-Month Period Ended March 31, 2022	Percent Change Increase/ (Decrease)
Net revenue	$9,302,007	$8,930,737	4%
Cost of net revenue	$(6,769,074)	$(4,549,968)	49%
Gross profit (loss)	$2,532,933	$4,380,769	(42%)
Sales, marketing and other operating expenses	$(13,704)	$(10,360)	32%
Direct labor and factory overheads incurred during plant shutdown	$(2,408,736)	(2,184,591)	10%
Other operating expense	$—	(8,404)	—
General and administrative expenses	$(910,051)	$(2,242,501)	(59%)
Loss from operations	$(799,558)	$(65,087)	1128%
Other income, net	$41,255	$40,836	1%
Loss before taxes	$(758,303)	$(24,251)	3027%
Income tax benefit	$200,556	$(95,695)	310%
Net loss	$(557,747)	$(119,946)	365%

Net revenue The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended March 31, 2023 compared to the same period in 2022:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change
	March 31, 2023		March 31, 2022		Increase
Segment		% of total		% of total
Bromine	$8,470,372	91%	$8,126,015	91%	4%
Crude Salt	$748,681	8%	$754,044	8%	(1%)
Chemical Products	$—	—	$—	—	—
Natural Gas	$82,954	1%	$50,678	1%	64%
Total sales	$9,302,007	100%	$8,930,737	100%	4%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2023	March 31, 2022	Increase
Bromine (excluded volume sold to SYCI)	2,020	1,005	101%
Crude Salt	20,360	15,460	32%

Bromine segment

For the three-month periods ended March 31, 2023 and 2022, the net revenue for the bromine segment was $8,470,372 and $8,126,015. This increase was due to the 101% increase in tonnes sold and a 48% decrease in average selling price.

Crude salt segment

For the three-month periods ended March 31, 2023 and 2022, the net revenue for the crude salt was $748,681 and $754,044. This increase was due to the 32% increase in tonnes sold and a 25% decrease in average selling price.

Chemical products segment

For the three-month periods ended March 31, 2023 and 2022, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month period ended March 31, 2023 and 2022, the net revenue for the natural gas production was $0.

Equipment Lease

For the three-month period ended March 31, 2023 and 2022, the net revenue for the equipment lease was $82,954 and $50,678.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2023		March 31, 2022		Net Revenue
Segment		% of total		% of total
Bromine	$6,148,443	90.8%	$3,920,325	86.1%	57%
Crude Salt	$620,258	9.2%	$629,560	13.8%	(1.5%)
Chemical Products	$—	—	$—	—	—
Natural Gas	$373	—	$83	0.1	—
Total	$6,769,074	100%	$4,549,968	100%	49%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $6,769,074 for the three-month period ended March 31, 2023, an increase of $2,219,106 (or 49%) as compared to the same period in 2022 due to the increase of net revenue by 4% and the decline in the selling price for bromine and crude salt for the three-month period ended March 31, 2023 as compared to the same period in 2022.

In May 2022, we separated the bromine and the crude salt business to conform with government regulations. This separation required different allocation of costs. The net impact was to increase the cost allocations to bromine and decrease the cost allocations to crude salt.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Three-month period ended March 31, 2022	31,506	—	19%
Three-month period ended March 31, 2023	31,506	—	39%
Variance of the three-month periods ended March 31, 2023and 2022	—		20%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the three-month period ended March 31, 2023 the cost of net revenue for the bromine segment was $6,148,443.

For the three-month period ended March 31, 2022 the cost of net revenue for the bromine segment was $3,920,325.

Crude salt segment

For the three-month period ended March 31, 2023 the cost of net revenue for the crude salt segment was $620,258.

For the three-month period ended March 31, 2022 the cost of net revenue for the crude salt segment was $629,560.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2023 and 2022 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended March 31, 2023 and 2022 was $373 and $83.

Gross Profit (Loss) Gross profit was $2,532,933, or 27%, of net revenue for three-month period ended March 31, 2023 compared to $4,380,769, or 49% of net revenue for three-month period ended March 31, 2022.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2023		March 31, 2022		Profit (Loss) Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$2,321,929	27%	$4,205,690	52%	(25%)
Crude Salt	$128,423	17%	$124,484	17%	—
Chemical Products	$—	—	$—	—	—
Natural Gas	$82,581	100%	50,595	99	1%
Total Gross Profit (Loss)	$2,532,933	27%	$4,380,769	49%	(22%)

Bromine segment

For the three-month period ended March 31, 2023, the gross profit margin for our bromine segment was 27%, compared to 52% in the three-month period ended March 31, 2022. The decrease in gross profit margin was primarily attributable to the lower average selling price of bromine of $4,193 per ton in the three-month period ended March 31, 2023 compared to $8,082 per ton in the three-month period ended March 31, 2022.

For the three-month period ended March 31, 2022, the gross loss margin for our bromine segment was 52%.

Crude salt segment

For the three-month period ended March 31, 2023, the gross profit margin for our crude salt segment was 17%, compared to (17%) in three-month period ended March 31, 2022.This decrease was primarily attributable to the lower average selling price of crude salt of $37 per ton in three-month period ended March 31, 2023 compared to $49 per ton in three-month period ended March 31, 2022.

For the three-month period ended March 31, 2022, the gross loss margin for our crude salt segment was 17%.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $2,408,736 and $2,184,591 incurred for the three-month periods ended March 31, 2023 and 2022, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses General and administrative expenses were $910,051 for the three-month period ended March 31, 2023, an decrease of $1,332,450 (or 59%) as compared to $2,242,501 for the same period in 2022. The decrease was mainly due to the unrealized foreign currency transaction loss on intercompany balance recorded in three-month period ended March 31, 2023 compared to an unrealized foreign currency transaction gain on intercompany balance recorded in the same period in the previous year.

Loss from Operations Loss from operations was $799,558 the three-month period ended March 31, 2023, compared to loss from operation of $65,087 in the same period in 2022.

	Loss from Operations by Segment
	Three-Month Period Ended March 31, 2023		Three-Month Period Ended March 31, 2022
Segment:		% of total		% of total
Bromine	$(409,692)	53%	$1,348,834	470%
Crude Salt	42,930	(6%)	(521,921)	(182%
Chemical Products	(417,873)	54%	(513,282)	(179%
Natural Gas	12,685	(1%)	(26,739)	(9%)
Loss from operations before corporate costs	(771,950)	100%	286,892	100%
Corporate cost	(59,960)		(68,190)
Unrealized gain (loss) on translation of intercompany balance	32,352		(283,789)
Loss from operations	$(799,558)		$(65,087)

Bromine segment

Loss from operations from our bromine segment was $409,692 for the three-month period ended March 31, 2023, compared to income from operations of $1,348,834 in the same period in 2022. This decrease was due to the 101% increase in tonnes sold and a 48% decrease in average selling price as well as higher cost allocations due to the split off of our salt subsidiary in May 2022.

Crude salt segment

Income from operations from our crude salt segment was $42,930 for the three-month period ended March 31, 2023, compared to loss from operations of $521,921 in the same period in 2022, primarily due to the lower cost allocations due to the split off of our salt subsidiary in May 2022.

Chemical products segment

Loss from operations from our chemical products segment was $417,873 for the three-month period ended March 31, 2023, compared to loss from operations of $513,282 in the same period in 2022.

Natural gas segment

Income from operations from our natural gas segment was $12,685 for the three -month period ended March 31, 2023, compared to a loss of $26,739 in the same period in 2022.

Other Income Net Other income, net of $41,255 represented bank interest income, net of finance lease interest expense for the three -month period ended March 31, 2023, an increase of $419 (or approximately 1%) as compared to the same period in 2022.

Net Loss Net loss was $557,747 for the three-month period ended March 31, 2023, compared to a net loss of $119,946 in the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, cash and cash equivalents were $115,771,833 as compared to $108,226,214 as of December 31, 2022. The components of this increase of $7,545,619 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2023	2022
Net cash provided by operating activities	$4,831,553	$8,445,682
Net cash used in investing activities	$(32,742)	$(395,060)
Effects of exchange rate changes on cash and cash equivalents	$2,746,808	$1,844,114
Net increase(decrease) in cash and cash equivalents	$7,545,619	$9,894,736

For the three-month period ended March 31, 2023, we met our working capital and capital investment requirements mainly by using cash on hand.

Net Cash Provided by Operating Activities

During the three -month period ended March 31, 2023, cash flow provided by operating activities of approximately $4.8 million was mainly due to a net loss of $0.56 million, a decrease in accounts receivable of $0.2 million, a decrease in accounts payable of $0.8 million, an increase in deferred taxes of $0.2 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $5.36 million, offset by increases in operating leases, and prepayments.

During the three -month period ended March 31, 2022, cash flow provided by operating activities of approximately $8.4 million was mainly due to a decrease in accounts receivable of $3.5 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment, reduced by a net loss of $0.12 million and an adjustment for income tax benefit of $0.1 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
		% of total		% of total
Aged 1-30 days	$5,223,995	99,98%	$2,792,156	52%
Aged 31-60 days	535	0.02%	2,571,010	48%
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$5,224,530	100%	$5,363,166	100%

The overall accounts receivable balance as of March 31, 2023 decreased by $138,636, as compared to those of December 31, 2022. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month period ended March 31, 2023 is required.

Inventory

Our inventory consists of the following:

	March 31, 2023		December 31, 2022
		% of total		% of total
Raw materials	$28,933	5%	$26,192	2%
Finished goods	559,076	95%	1,572,380	98%
Total	$588,009	100%	$1,598,572	100%

The net inventory level as of March 31, 2023 decreased by $1,010,563 (or 63%), as compared to the net inventory level as of December 31, 2022.

Raw materials increased by $2,741 as of March 31, 2023 as compared to December 31, 2022.

Our finished goods decreased by $1,013,304 as of March 31, 2023 as compared to December 31, 2022.

Net Cash Used in Investing Activities

For the three-month period ended March 31, 2023, we used approximately $0.04 million to acquire property, plant and equipment.

For the three-month period ended March 31, 2022, we used approximately $0.4 million to acquire property, plant and equipment.

Net Cash Used in Financing Activities

We have no financing activities for the three-month periods ended March 31, 2023 and 2022.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $115.8 million at March 31, 2023, most of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2023 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 18– Capital Commitment and Other Service Contractual Obligations”.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, inventories and allowance for obsolescence, assets retirement obligation, property, plant and equipment, recoverability of long-lived assets, mineral rights, leases, revenue recognition, income taxes, and loss contingencies. These policies and estimates are described in the Company’s Form 10-Q for the three months ended March 31, 2023.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully review our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Readers should carefully review risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

GULF RESOURCES, INC.

Dated: May 15, 2023	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: May 15, 2023	By:	/s/ Min Li
Min Li
Chief Financial Officer