Form 10-Q
period 2023-06-30
GULF RESOURCES, INC.
filed 2023-08-14
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of August 11, 2023, the registrant had outstanding 10,431,924 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2023 Unaudited	December 31, 2022 Audited
Current Assets
Cash	$115,273,479	$108,226,214
Accounts receivable	2,116,410	5,363,166
Inventories, net	796,614	1,598,572
Prepayments and deposits	4,123,145	4,236,782
Other receivable	1,807	637
Total Current Assets	122,311,455	119,425,371
Non-Current Assets
Property, plant and equipment, net	133,499,129	149,916,766
Finance lease right-of use assets	155,379	163,868
Operating lease right-of-use assets	7,867,371	8,098,427
Prepaid land leases, net of current portion	9,185,377	9,508,001
Deferred tax assets	5,288,755	5,318,909
Total non-current assets	155,996,011	173,005,971
Total Assets	$278,307,466	$292,431,342

Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$6,091,437	$7,823,722
Taxes payable-current	477,918	699,563
Amount due to a related party	2,564,357	2,605,694
Finance lease liability, current portion	163,713	213,346
Operating lease liabilities, current portion	420,262	433,440
Total Current Liabilities	9,717,687	11,775,765
Non-Current Liabilities
Finance lease liability, net of current portion	1,245,170	1,461,721
Operating lease liabilities, net of current portion	7,093,458	7,575,651
Total Non-Current Liabilities	8,338,628	9,037,372
Total Liabilities	$18,056,315	$20,813,137

Commitment and Loss Contingencies

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,717,754 shares issued; and 10,431,924 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	24,476	24,476
Treasury stock; 285,830 shares as of June 30, 2023 and December 31, 2022 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,237,059	101,237,059
Retained earnings unappropriated	156,849,972	158,089,535
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(23,154,780)	(13,027,289)
Total Stockholders’ Equity	260,251,151	271,618,205
Total Liabilities and Stockholders’ Equity	$278,307,466	$292,431,342

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022

NET REVENUE
Net revenue	$8,005,782	$15,711,714	$17,307,789	$24,642,451

OPERATING INCOME (EXPENSE)
Cost of net revenue	(7,321,442)	(8,101,120)	(14,090,516)	(12,651,088)
Sales, marketing and other operating expenses	(14,718)	(17,045)	(28,422)	(27,405)
Direct labor and factory overheads incurred during plant shutdown	(1,055,529)	(1,927,297)	(3,464,265)	(4,111,888)
General and administrative expenses	(593,325)	(557,089)	(1,503,376)	(2,799,590)
Other operating income (expense)	60,134	—	60,134	(8,404)
	(8,924,880)	(10,602,551)	(19,026,445)	(19,598,375)

PROFIT (LOSS) FROM OPERATIONS	(919,098)	5,109,163	(1,718,656)	5,044,076

OTHER INCOME (EXPENSE)
Interest expense	(27,901)	(32,296)	(57,531)	(66,988)
Interest income	72,484	74,548	143,369	150,076
Income (Loss) before taxes	(874,515)	5,151,415	(1,632,818)	5,127,164

INCOME TAX BENEFIT (EXPENSE)	192,699	(1,249,621)	393,255	(1,345,316)
NET PROFIT (LOSS)	$(681,816)	$3,901,794	$(1,239,563)	$3,781,848

COMPREHENSIVE PROFIT (LOSS)
NET PROFIT (LOSS)	$(681,816)	$3,901,794	$(1,239,563)	$3,781,848
- Foreign currency translation adjustments	(13,906,993)	(16,393,444)	(10,127,491)	(14,844,410)
COMPREHENSIVE PROFIT (LOSS)	$(14,588,809)	$(12,491,650)	$(11,367,054)	$(11,062,562)

EARNINGS (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.07)	$0.37	$(0.12)	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC AND DILUTED	10,431,924	10,471,924	10,431,924	10,471,924

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED JUNE 30, 2023

(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2023 (Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$157,531,788	$26,667,097	$(9,247,787)	$274,839,960
Translation adjustment	—	—	—	—	—	—	—	—	(13,906,993)	(13,906,993)
Net loss for three-month period ended June 30, 2023	—	—	—	—	—	—	(681,816)	—	—	(681,816)
BALANCE AT JUNE 30, , 2023(Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$156,849,972	$26,667,097	$(23,154,780)	$260,251,151

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,343,692	$24,233,544	$13,407,863	$288,068,305
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(16,393,444)	(16,393,444)
Net profit (loss) for three-month period ended June 30, 2022	—	—	—	—	—	—	3,901,794	—	—	3,901,794
BALANCE AT JUNE 30, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$154,245,486	$24,233,544	$(2,985,581)	$275,576,655

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2022 (Audited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Translation adjustment	—	—	—	—	—	—	—	—	(10,127,491)	(10,127,491)
Net loss for six-month period ended June 30, , 2023	—	—	—	—	—	—	(1,239,563)	—	—	(1,239,563)
BALANCE AT JUNE 30, 2023(Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$156,849,972	$26,667,097	$(23,154,780)	$260,251,151

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2021 (Audited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,463,638	$24,233,544	$11,858,829	$286,639,217
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(14,844,410)	(14,844,410)
Net profit (loss) for six-month period ended June 30, 2022	—	—	—	—	—	—	3,781,848	—	—	3,781,848
BALANCE AT JUNE 30, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$154,245,486	$24,233,544	$(2,985,581)	$275,576,655

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(UNAUDITED)

	Six-Month Period Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,239,563)	$3,781,848
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization on capital lease obligation	56,461	69,696
Depreciation and amortization	10,596,765	10,275,874
Unrealized exchange (gain) loss on translation of inter-company balances	(26,708)	38,248
Deferred tax asset	(393,255)	1,249,763
Changes in assets and liabilities:
Accounts receivable	3,152,419	4,683,856
Inventories	791,146	94,412
Prepayments and deposits	52,136	(2,790,331)
Other receivables	(1,222)	—
Accounts and Other payable and accrued expenses	(1,518,073)	2,219,224
Taxes payable	(288,429)	(56,516)
Operating lease	(170,121)	(1,073,677)
Net cash provided by (used in) by operating activities	11,011,556	18,492,397

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(48,352)	(33,217,987)
Net cash used in investing activities	(48,352)	(33,217,987)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(267,810)	(283,915)
Net cash used in financing activities	(267,810)	(283,915)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,648,129)	(1,642,327)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,047,265	(16,651,832)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	108,226,214	95,767,263
CASH AND CASH EQUIVALENTS - END OF PERIOD	$115,273,479	$79,115,431

	Years Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$3,761,055	$3,835,926
Interest on finance lease obligation	$56,461	$69,696
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared by Gulf Resources, Inc. (“Gulf Resources”), a Nevada corporation and its subsidiaries (collectively, the “Company”).

The consolidated financial statements include the accounts of Gulf Resources, Inc. and its wholly-owned subsidiary, Upper Class Group Limited, a company incorporated in the British Virgin Islands, which owns 100% of Hong Kong Jiaxing Industrial Limited, a company incorporated in Hong Kong (“HKJI”). HKJI owns 100% of Shouguang City Haoyuan Chemical Company Limited (“SCHC”) which owns 100% of Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”), Daying County Haoyuan Chemical Company Limited (“DCHC”) and Shouguang Hengde Salt Industry Co. Ltd. (“SHSI”).  All material intercompany transactions have been eliminated on consolidation.

(b)           Nature of Business

The Company manufactures and trades bromine through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”); manufactures and trades crude salt through its wholly-owned subsidiary, SHSI; and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC commenced trial operation in January 2019 but temporarily suspended its production in May 2019 as required by the government to obtain project approval (see Note 1 (b)(iii)).

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic. The Company believes COVID-19 pandemic did not have a material adverse impact on its operating results in the year of 2021. The Company believes that COVID-19 may have a slightly larger impact on the Company’s operating results in the year of 2022. The government is conducting frequent unannounced inspections, somewhat disrupting the Company’s production. In addition, the Company believes governmental focus on COVID-19 control may have slightly delayed the approval process for one or more of the closed factories. The COVID-19 outbreak and resulting supply chain issues impacted the overall Chinese economy and thus impacted demand from end customers. As a result, it has caused the delay of the delivery of machinery and other equipment for the Yuxin Chemical factory, which resulted in delay of the factory’s completion and opening. The Company believes the virus outbreak has delayed the finalization of the Sichuan Province environmental plan, causing a further delay for the Company’s project in Sichuan Province.

(i) Bromine and Crude Salt Segments

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No. 4, No. 7 and No. 9 passed inspection and could resume operations. In April 2019, Factory No.1, and Factory No.7 resumed operation.

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the COVID-19 outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by the local governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No. 1, No. 4, No. 7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid- March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020. The Company received an oral notification from the government for its Factory No. 8, which permits the Factory No. 8 to resume production in August 2022.

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

In December 2017, the Company secured from the government the land use rights for its chemical plants located at the Bohai Park and in June 2018, the Company presented a completed construction design draft and other related documents to the local authorities for approval. In January 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 and basically completed the civil works by the end of June 2021. On November 15, 2021, the Company announced that due to the supply chain issues as well as the electric restrictions in China, the delivery of some equipment, the equipment installation and testing and beginning trial production at the chemical factory had been delayed. On February 22, 2022, the Company announced that discussions with the government have convinced management that the electricity restrictions were eased. Accordingly, the Company contacted its suppliers and expect to have the remainder of the equipment produced and delivered, so the Company can complete installation and begin testing and trial production.

The COVID restrictions and resulting national and international supply chain issues as well as governmental permit issues have caused delays in receiving some previously ordered machinery and equipment.] The Company is working with its existing suppliers and may identify new suppliers so that it can complete construction of its factory based on accelerated delivery. Currently, the Company is unable to estimate when the construction can be completed and the production can begin.

On March 23, 2023, the Company issued a press release detailing the delays in the opening of our Yuxin chemical factory due to COVID and stricter government regulations. As noted in the press release, the Company believes that once all of the equipment is delivered, it will take 3 to 4 months to install the equipment. After installation, the testing process is anticipated to take 2 to 3 months, after which we will be in a position to apply for environmental and safety approval. After we have obtained environmental and safety approval, it will take us 4 months to conduct trial production, and then we may start commercial production.

On July 26, 2023, the Company announced that the delivery of the remaining equipment for its Yuxin chemical factory has been temporarily delayed and to review its chemical products strategy.

The Company believes this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company does not believe the delay in opening the factory will materially impact the overall cost of the project.

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

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $115,273,479 and $108,226,214 with these institutions as of June 30, 2023 and December 31, 2022, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $129,539 and $145,512 for the three-month period ended June 30, 2023 and 2022, respectively, and totaled $283,723 and $346,777 for the six-month period ended June 30, 2023 and 2022, respectively.

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

JUNE 30, 2023

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

For the three and six months period ended June 30, 2023 and 2022, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the three-month periods ended June 30, 2023 and 2022, respectively.

Because the Company reported a net loss for the three-month periods ended June 30, 2023 and 2022, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

There were no recent accounting pronouncements adopted during the six months ended June 30, 2023.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable net consist of:

	June 30, 2023	December 31, 2022

Accounts receivable	$2,140,552	$5,388,213
Allowance for doubtful debt	(24,142)	(25,047)
	$2,116,410	$5,363,166

The overall accounts receivable balance as of June 30, 2023 decreased by $3,246,756, as compared to those of December 31, 2022. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	June 30, 2023	December 31, 2022

Raw materials	$27,484	$26,192
Finished goods	860,601	1,667,281
Less: impairment	(91,471)	(94,901)
Inventory, net	$796,614	$1,598,572

The Company recorded impairment charges for slow moving inventory in the amounts of $0 and $0 for the six months ended June 30, 2023 and 2022.

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

In December 2017, the Company paid a one lump sum upfront amount of $8,800,495 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of June 30 2023 and December 31, 2022. As of June 30, 2023, the prepaid land lease increased to $9,185,377 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is completed and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2023	December 31, 2022
At cost:
Mineral rights	$2,668,996	$2,769,091
Buildings	30,365,133	31,503,908
Plant and machinery	179,249,807	185,972,160
Motor vehicles	120,764	125,293
Furniture, fixtures and office equipment	2,198,791	2,281,251
Construction in process	10,103,079	11,356,546
Total	224,706,570	234,008,249
Less: Accumulated depreciation and amortization	(91,207,441)	(84,091,483)
Impairment	—	—
Net book value	$133,499,129	$149,916,766

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $13,769,401 and $14,713,101 as at June 30, 2023 and December 31, 2022, respectively.

During the three-month period ended June 30, 2023, depreciation and amortization expense totaled $5,235,219 of which $791,952, $169,924 and $4,273,343 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the six-month period ended June 30, 2023, depreciation and amortization expense totaled $10,594,090, of which $2,741,788, $599,879 and $7,252,423 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

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

NOTE 6 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	June 30, 2023	December 31, 2022
At cost:
Buildings	$113,881	$118,154
Plant and machinery	2,083,330	2,161,461
Total	2,197,211	2,279,615
Less: Accumulated depreciation and amortization	(2,041,832)	(2,115,747)
Net book value	$155,379	$163,868

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and six months period ended June 30, 2023, depreciation and amortization expense totaled $1,322 and $2,675, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and six months period ended June 30, 2022, depreciation and amortization expense totaled $1,401 and $2,860, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 7 – OPERATING LEASE RIGHT– OF USE ASSETS

As of June 30, 2023, the total operating lease ROU assets was $7,867,371.

The total operating lease cost for the six-month period ended June 30, 2023 and 2022 was $476,367 and $506,537.

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $8,528,764 as at June 30, 2023.

NOTE 8 – ACCOUNTS PAYABLE, OTHER PAYABLE AND ACCRUED EXPENSES

Accounts payable, other payable and accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Accounts payable	$221,315	$57,649
Salary payable	242,944	250,610
Other payable	—	89,577
Accrued expense for construction	5,282,557	6,403,742
Accrued expense-others	344,621	1,022,144
Total	$6,091,437	$7,823,722

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $90,785 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the three and six months ended June 30, 2023 was approximately $21,584 and $44,280. The expense associated with this agreement for the three and six months ended June 30, 2022 was approximately $23,239 and $47,807.

NOTE 9 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Chairman Of the Board
Liu XiaoBin	Chief Executive Officer
Li Min	Chief Financial Officer
Miao NaiHui	Chief Operating Officer

b)

	June 30,	December 31,
	2023	2022
Amount due to related parties:
Yang Ming	$408,225	$423,534
Liu Xiao Bin	887,214	887,214
Li Min	634,459	647,473
Miao Nai Hui	634,459	647,473
Total	$2,564,357	$2,605,694

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and to returned all, or a portion of their cash compensation earned for their services with the Company, which may be considered for future compensation should the Company improve its results of operations.

NOTE 10 – TAXES PAYABLE

	June 30,	December 31,
	2023	2022
Land use tax payable	$24,199	$25,107
Value added tax and other taxes payable	453,719	674,456
Land use tax payable	$477,918	$699,563

NOTE 11 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	June 30,	December 31,
	Interest rate	2023	2022
Total finance lease liability	6.7%	$1,408,883	$1,675,067
Less: Current portion		(163,713)	(213,346)
Finance lease liability, net of current portion		$1,245,170	$1,461,721

Interest expenses from capital lease obligations amounted to $27,901 and 36,054 for the three-month period ended June 30, 2023 and 2022, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $56,461 and $69,696 for the six-month period ended June 30, 2023 and 2022, respectively, which were charged to the condensed consolidated statement of income (loss).

The components of operating lease liabilities as follows:

	Imputed	June 30,	December 31,
	Interest rate	2023	2022
Total Operating lease liabilities	4.89%	$7,513,720	$8,009,091
Less: Current portion		(420,262)	(433,440)
Operating lease liabilities, net of current portion		$7,093,458	$7,575,651

The weighted average remaining operating lease term at June 30, 2023 was 19 years and the weighted average discounts rate was 4.89%. Lease payments for the three-month period ended June 30, 2023 and 2022, respectively, were $519,808 and $565,917. Lease payments for the six-month period ended June 30, 2023 and 2022, respectively, were $759,706 and $823,796.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$259,758	$810,203
the next 13 to 24 months	259,758	814,040
the next 25 to 36 months	259,758	821,416
the next 37 to 48 months	259,758	825,563
the next 49 to 60 months	259,758	833,433
thereafter	519,516	9,149,936
Total	1,818,306	13,254,591
Less: Amount representing interest	(409,423)	(5,740,871)
Present value of net minimum lease payments	$1,408,883	$7,513,720

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

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

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of June 30, 2023 for SCHC, SYCI, SHSI, and DCHC is 16%, 14%, 0% and 0% of its registered capital, respectively.

NOTE 13 – TREASURY STOCK

As of June 30, 2023 and December 31, 2022, the number of treasury stock of the Company was 285,830 and 285,830, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of June 30, 2023, the number of shares of the Company’s common stock available for grant of awards under the 2019 Plan was 856,801 shares.

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

For the three months ended June 30, 2023 and 2022, total compensation costs for options issued recorded in the consolidated statement of loss were $0.

During the three and six months ended June 30, 2023, there were no options granted to employees or non-employees.

The following table summarizes all Company stock option transactions between January 1, 2023 and June 30, 2023.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2023	—	$—	—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, June 30, 2023	—	$—	—

Stock Options Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at June 30, 2023	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding at June 30, 2023 are fully vested. As of June 30, 2023 there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2023 was $0.

During the three and six months ended June 30, 2023 and 2022, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2023 and 2022, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2023 and 2022.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and six-month periods ended June 30, 2023 and 2022.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2023 and 2022 are 16.5%. There is no dividend withholding tax in Hong Kong.

(d)	PRC

Enterprise income tax (“EIT”) for SCHC, SYCI, SHSI and DCHC in the PRC is charged at 25% of the assessable profits.

The operating subsidiaries SCHC, SYCI, and DCHC are wholly foreign-owned enterprises (“FIE”) and SHSI incorporated in the PRC and are subject to PRC Local Income Tax Law. The PRC tax losses may be carried forward to be utilized against future taxable profit for ten years for High-tech enterprises and small and medium-sized enterprises of science and technology and for five years for other companies. Tax losses of the operating subsidiaries of the Company may be carried forward for five years.

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

As of June 30, 2023 and December 31, 2022, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT were $140,126,435 and $147,686,099, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2023 and December 31, 2022, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of June 30, 2023 and December 31, 2022, the unrecognized WHT were $6,063,760 and $6,406,394, respectively.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022
Current taxes – PRC	$—	$—	$—	$—
Deferred tax – PRC entities	(192,699)	1,249,621	(393,255)	1,345,316
Deferred taxes – US entity	—	—	—	—
Change in valuation allowance	—	—	—	—
	$(192,699)	$1,249,621	$(393,255)	$1,345,316

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,722,956	1,787,571
PRC tax losses	12,246,329	12,211,867
US federal net operating loss	1,556,642	1,336,405
Total deferred tax assets	15,525,927	15,335,843
Valuation allowance	(10,237,172)	(10,016,934)
Net deferred tax asset	$5,288,755	$5,318,909

The decrease in valuation allowance for the three-month period ended June 30, 2023 is $13,567.

The increase in valuation allowance for the three-month period ended June 30, 2022 is $11,523.

The decrease in valuation allowance for the six-month period ended June 30, 2023 is $220,238.

The increase in valuation allowance for the six-month period ended June 30, 2022 is $34,176.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2023 and December 31, 2022 and no amounts accrued for penalties and interest for the three and six months ended June 30, 2023 and 2022.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

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

Three-Month Period Ended June 30, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$7,356,347	$649,435	$—	$—	$8,005,782	$—	$8,005,782
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(787,509)	361,083	(416,019)	(2,830)	(845,275)	(73,823)	(919,098)
Income tax benefit (expense)	188,650	(90,948)	94,997	—	192,699	—	192,699
Income (loss) from operations after income tax benefit (expense)	(598,859)	270,135	(321,022)	(2,830)	(652,576)	(73,823)	(726,399)
Total assets	160,263,878	11,461,786	104,995,852	1,278,027	277,999,543	307,923	278,307,466
Depreciation and amortization	4,948,721	184,333	69,275	34,212	5,236,541	—	5,236,541
Capital expenditures	15,610	—	—	—	15,610	—	15,610

Three-Month Period Ended June 30, 2022	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$13,893,810	$1,817,904	$—	$—	$15,711,714	$—	$15,711,714
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	5,325,541	142,968	(475,201)	(61,699)	4,931,609	177,554	5,109,163
Income tax benefit (expense)	(1,320,295)	(36,105)	106,779	—	(1,249,621)	—	(1,249,621)
Income (loss) from operations after income tax benefit (expense)	4,005,246	106,863	(368,422)	(61,699)	3,681,988	177,554	3,859,542
Total assets	171,553,183	10,002,720	115,217,810	1,495,588	298,269,301	343,808	298,613,109
Depreciation and amortization	3,917,178	1,245,853	73,441	36,324	5,272,796	—	5,272,796
Capital expenditures	32,822,927	—	—	—	32,822,927	—	32,822,927

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

NOTE 16 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$15,826,719	$1,398,116	$—	$82,954	$17,307,789	$—	$17,307,789
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax benefit (expense)	(1,197,201)	404,013	(833,892)	9,855	(1,617,225)	(101,431)	(1,718,656)
Income tax benefit (expense)	283,243	(102,271)	212,283	—	393,255	—	393,255
Loss from operations after income tax benefit (expense)	(913,958)	301,742	(621,609)	9,855	(1,223,970)	(101,431)	(1,325,401)
Total assets	160,263,878	11,461,786	104,995,852	1,278,027	277,999,543	307,923	278,307,466
Depreciation and amortization	10,014,327	373,020	140,186	69,232	10,596,765		10,596,765
Capital expenditures	48,352	—	—	—	48,352	—	48,352

Six-Month Period Ended June 30, 2022	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$22,019,825	$2,571,948	$—	$50,678	$24,642,451	$—	$24,642,451
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax benefit (expense)	6,674,375	(378,953)	(988,483)	(88,438)	5,218,501	(174,425)	5,044,076
Income tax benefit (expense)	(1,662,456)	94,375	222,765	—	(1,345,316)	—	(1,345,316)
Loss from operations after income tax benefit (expense)	5,011,919	(284,578)	(765,718)	(88,438)	3,873,185	(174,425)	3,698,760
Total assets	171,553,183	10,002,720	115,217,810	1,495,588	298,269,301	343,808	298,613,109
Depreciation and amortization	7,611,927	2,439,911	149,897	74,139	10,275,874		10,275,874
Capital expenditures	33,217,987	—	—	—	33,217,987	—	33,217,987

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

NOTE 16 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2023	2022	2023	2022
Total segment operating Income (loss)	$(845,275)	$4,931,609	$(1,617,225)	$5,218,501
Corporate costs	(68,179)	(67,987)	(128,139)	(136,177)
Unrealized gain on translation of intercompany balance	(5,644)	245,541	26,708	(38,248)
Income (loss) from operations	(919,098)	5,109,163	(1,718,656)	5,044,076
Other income, net of expense	44,583	42,252	85,838	83,088
Income (loss) before taxes	$(874,515)	$5,151,415	$(1,632,818)	$5,127,164

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2023.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,221	$283	$—	$1,504	18.8%
2	Shouguang Weidong Chemical Company Limited	$1,130	$192	$—	$1,322	16.5%
3	Shandong Brother Technology Limited	$1,129	$174	$—	$1,303	16.3%
4	Shandong Shouguang God Runfa Marine Chemical Company Limited	$1,052	$—	$—	$1,052	13.1%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2023.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,397	$544	$—	$2,941	17.1%
2	Shandong Brother Technology Limited	$2,311	$459	$—	$2,770	16.1%
3	Shouguang Weidong Chemical Company Limited	$2,315	$395	$—	$2,710	15.7%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$2,015	$—	$—	$2,015	11.7%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2022.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,812	$652	$—	$2,464	15.7%
2	Shandong Brother Technology Limited	$1,661	$668	$—	$2,329	14.8%
3	Shouguang Weidong Chemical Company Limited	$1,510	$497	$—	$2,007	12.8%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2022.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,752	$965	$—	$3,717	15.1%
2	Shandong Brother Technology Limited	$2,443	$909	$—	$3,352	13.6%
3	Shouguang Weidong Chemical Company Limited	$2,128	$697	$—	$2,825	11.5%

NOTE 17 – CUSTOMER CONCENTRATION

During the six-month period ended June 30, 2023, the Company sold 69.9% of its products to its top five customers, respectively. As of June 30, 2023, amounts due from these customers were $1,514,987.

During the six-month period ended June 30, 2022, the Company sold 52.9% of its products to its top five customers, respectively. As of June 30, 2022, amounts due from these customers were $5,166,271.

NOTE 18 – MAJOR SUPPLIERS

During the six-month period ended June 30, 2023 the Company purchased 100% of its raw materials from its top five suppliers.  As of June 30, 2023, amounts due to those suppliers were $221,315.

During the six-month period ended June 30, 2022 the Company purchased 100% of its raw materials from its top five suppliers.  As of June 30, 2022, amounts due to those suppliers were $594,208.

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of June 30, 2023 and December 31, 2022.

NOTE 20 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of June 30, 2023:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$86,337	$14,120,435
the next 13 to 24 months	86,337	953,933
the next 25 to 36 months	86,337	—
the next 37 to 48 months	86,337	—
the next 49 to 60 months	—	—
Total	$345,348	$15,074,368

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

NOTE 22 - SUBSEQUENT EVENT

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

The Company is still waiting for governmental approval for factories No. 2 and No. 10. To its knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, the Company may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories in order to satisfy the local government's requirements.

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Chemical companies that are not being asked to move into the park are being permanently closed.  Since our factories closed, the Company has secured from the government the land use rights for its chemical plant. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. The construction was expected to take approximately one year and an additional six months to complete the equipment installation and testing, however due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been delayed. [The  Company has received the refrigeration and air compressor units. On July 26, 2023, the Company announced that the delivery of the remaining equipment for its Yuxin chemical factory has been temporarily delayed and to review its chemical products strategy.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2023 and 2022.

Comparison of the Three-Month Period Ended June 30, 2023 and 2022

	Three-Month Period Ended June 30, 2023	Three-Month Period Ended June 30, 2022	Percent Change Increase/ (Decrease)
Net revenue	$8,005,782	$15,711,714	(49%)
Cost of net revenue	(7,321,442)	(8,101,120)	(10%)
Gross profit	684,340	7,610,594	(91%)
Sales, marketing and other operating expenses	(14,718)	(17,045)	(14%)
Direct labor and factory overheads incurred during plant shutdown	(1,055,529)	(1,927,297)	(45%)
Other operating income	60,134	—	100%
General and administrative expenses	(593,325)	(557,089)	7%
Income(loss) from operations	(919,098)	5,109,163	(118%)
Other income	44,583	42,252	6%
Income (loss) before taxes	(874,515)	5,151,415)	(117%)
Income tax benefit	192,699	(1,249,621)	115%
Net Income (loss)	$(681,816)	$3,901,794	(117%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2023 as compared to the same period in 2022:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	June 30, 2023		June 30, 2022		of Net Revenue
Segment		% of total		% of total
Bromine	$7,356,347	92%	$13,893,809	88.43%	(47%)
Crude Salt	649,435	8%	1,817,904	11.57%	(64%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total sales	$8,005,782	100%	$15,711,713	100%	(49%)

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	June 30, 2023	June 30, 2022	Increase (Decrease)
Bromine	2,400	1,795	34%
Crude Salt	20,659	47,480	(54%)

Bromine segment

For the three-month periods ended June 30, 2023 and 2022, the net revenue for the bromine segment was $7,356,347 and $13,893,809, respectively. The decrease of the net revenue of bromine was due to a decrease in selling prices of bromine in the second quarter of 2023. The average selling price of bromine in the second quarter of 2023 was $3,065 compared to the average selling price of bromine in the second quarter of 2022 of $7,740(calculated by dividing revenue by tonnes).

Crude salt segment

For the three-month periods ended June 30, 2023 and 2022, the net revenue for the crude salt was $649,435 and $1,817,904, respectively. The decrease of net revenue of crude salt was mainly due to the 57% decrease in tonnes sold and 18% decrease in average selling price of crude salt for the three-month period ended June 30, 2023.

Chemical products segment

For the three-month periods ended June 30, 2023 and 2022, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month period ended June 30, 2023 and 2022, the net revenue for the natural gas was $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2023		June 30, 2022		Net Revenue
Segment		% of total		% of total
Bromine	$7,043,681	96%	$6,865,832	84.8%	3%
Crude Salt	277,761	4%	1,235,288	15.2%	(78%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$7,321,442	100%	$8,101,120	100%	(10%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $7,321,442 for the three-month period ended June 30, 2023, an decrease of $779,678 (or 10%) as compared to the same period in 2022 due to the decrease of net revenue by 49% for the three-month period ended June 30, 2023 as compared to the same period in 2022 .

In May 2022, we separated the bromine and the crude salt business in order to conform with government regulations. This separation required different allocation of costs. The net impact was to increase the cost allocations to bromine and decrease the cost allocations to crude salt.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2022	31,506	23%
Three-month period ended June 30, 2023	31,506	31%
Variance of the three-month period ended June 30, 2023 and 2022	—	8%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Our utilization ratio was 31% for the three-month period ended June 30, 2023, the same as compared to the three-month period ended June 30, 2022.

Bromine segment

For the three-month period ended June 30, 2023, the cost of net revenue for the bromine segment was $7,043,681.

For the three-month period ended June 30, 2021, the cost of net revenue for the bromine segment was $6,865,832.

Crude salt segment

For the three-month period ended June 30, 2023 the cost of net revenue for the crude salt segment was $277,761.

The decrease of net revenue of crude salt was mainly due to the 57% decrease in tonnes sold and 18% decrease in average selling price of crude salt for the three-month period ended June 30, 2023.

For the three-month period ended June 30, 2022 the cost of net revenue for the crude salt segment was $1,235,288.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2023 and 2022 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended June 30, 2023 and 2022 was $0.

Gross Profit. Gross profit was $684,340, or 9%, of net revenue for the three-month period ended June 30, 2023, representing a decrease of $6,926,254, as compared to a gross profit of $7,610,594, or 48%, of net revenue for the same period in 2022.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2023		June 30, 2022		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$312,666	4%	$7,027,978	51%	(47%)
Crude Salt	371,674	57%	582,616	32%	2	5%
Chemical Products	—	—	—	—
Natural Gas	—	—	—	—	—
Total Gross Profit	$684,340	9%	$7,610,594	48%	(39%)

Bromine segment

For the three-month period ended June 30, 2023, the gross profit margin for our bromine segment was 4%, compared to 51% in the three-month period ended June 30, 2022. The decrease in gross profit margin was primarily attributable to the higher average selling price of bromine of $3,065 per ton in the three-month period ended June 30, 2023 compared to $7,740 per ton in the three-month period ended June 30, 2022.

For the three-month period ended June 30, 2022, the gross profit margin for our bromine segment was 51%.

Crude salt segment

For the three-month period ended June 30, 2023, the gross profit margin for our crude salt segment was 57%.

For the three-month period ended June 30, 2022, the gross loss margin for our crude salt segment was 32%.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,055,529 and $1,927,297 incurred for the three-month periods ended June 30, 2023 and 2022, respectively, for the factories that have not resumed production were presented as part of the operating expenses.

General and Administrative Expenses General and administrative expenses were $593,325 for the three-month period ended June 30, 2023, representing an increase of $36,236 as compared to $557,089 for the same period in 2022. The increase was mainly due to the unrealized foreign currency transaction loss on intercompany balance recorded in three-month period ended June 30, 2023 compared to an unrealized foreign currency transaction gain on intercompany balance recorded in the same period in the previous year.

Income (loss) from Operations Loss from operations was $919,098 for the three-month period ended June 30, 2023, compared to loss from operations of $5,109,163 in the same period in 2022.

	Income (loss) from Operations by Segment
	Three-Month Period Ended June 30, 2023		Three-Month Period Ended June 30, 2022
Segment:		% of total		% of total
Bromine	$(787,509)	93%	$5,325,541	108%
Crude Salt	361,083	(42%)	142,968	3%)
Chemical Products	(416,019)	49%	(475,201)	(10%)
Natural Gas	(2,830)	0%	(61,699)	(1%)
Income (loss) from operations before corporate costs	(845,275)	100%	4,931,609	100%
Corporate costs	(68,179)		(67,987)
Unrealized gain on translation of Intercompany balance	(5,644)		245,541
Income (loss) from operations	$(919,098)		$5,109,163

Bromine segment

Loss from operations from our bromine segment was $787,509 for the three-month period ended June 30, 2023, compared to income from operations of $5,325,541 in the same period in 2022. This decrease was due to a 34% increase in tonnes sold and a 60% decrease in average selling price.

Crude salt segment

Income from operations from our crude salt segment was $361,083 for the three-month period ended June 30, 2023, compared to income from operations of $142,968 in the same period in 2022.

Chemical products segment

Loss from operations from our chemical products segment was $416,019 for the three-month period ended June 30, 2023, compared to loss from operations of $475,201 in the same period in 2022.

Natural gas segment

Loss from operations from our natural gas segment was $2,830 for the three -month period ended June 30, 2023, compared to a loss from operations of $61,699 in the same period in 2022.

Other Income, Net Other income, net of 44,583 represented bank interest income, net of capital lease interest expense for the three-month period ended June 30, 2023, an increase of $2,331 (or approximately 6%) as compared to the same period in 2022.

Net Income (loss) Net loss was $681,816 for the three-month period ended June 30, 2023, compared to a net income of $3,901,794 in the same period in 2022.

Comparison of the Six-Month Period Ended June 30, 2023 and 2022

	Six-Month Period Ended June 30, 2023	Six-Month Period Ended June 30, 2022	Percent Change Increase/ (Decrease)
Net revenue	$17,307,789	$24,642,451	(30%)
Cost of net revenue	(14,090,516)	(12,651,088)	11%
Gross profit	3,217,273	11,991,363	(73%)
Sales, marketing and other operating expenses	(28,422)	(27,405)	4%
Direct labor and factory overheads incurred during plant shutdown	(3,464,265)	(4,111,888)	(16%)
Other operating income (expense)	60,134	(8,404)	616%
General and administrative expenses	(1,503,376)	(2,799,590)	(46%)
Income (loss) from operations	(1,718,656)	5,044,076	(134%)
Other income	85,838	83,088	3%
Income (loss) before taxes	(1,632,818)	5,127,164	(132%)
Income (loss) tax benefit	393,255	(1,345,316)	129%
Net Income (loss)	$(1,239,563)	$3,781,848	(133%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2023 as compared to the same period in 2022:

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase
	June 30, 2023		June 30, 2022		of Net Revenue
Segment		% of total		% of total
Bromine	$15,826,719	91%	$22,019,825	89%	(28%)
Crude Salt	1,398,116	8%	2,571,948	10%	(46%)
Chemical Products	—	—	—	—	—
Natural Gas	82,954	1%	50,678	1	64%
Total sales	$17,307,789	100%	$24,642,451	100%	(46%)

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2023	June 30, 2022	Increase
Bromine (excluding volume sold to SYCI)	4,420	2,801	58%
Crude Salt	41,020	62,940	(35%)

Bromine segment

Net revenue from our bromine segment decreased to $15,826,719 for the six-month period ended June 30, 2023 compared to $22,019,825 for the same period in 2022 due to the lower selling price of bromine.

Crude salt segment

Net revenue from our crude salt segment decreased to $1,398,116 for the six-month period ended June 30, 2023 compared $2,571,948 for the same period in 2022 due to the lower selling tonnes of crude salt.

Chemical products segment

For the six-month period ended June 30, 2023 and 2022, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the six-month period ended June 30, 2023 and 2022, the net revenue was $0.

Equipment Lease

For the six-month period ended June 30, 2023 and 2022, the net revenue for the equipment lease was $82,954 and $50,678.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2023		June 30, 2022		Net Revenue
Segment		% of total		% of total
Bromine	$13,192,124	93.6%	$10,786,157	85.2%	22%
Crude Salt	898,019	6.3%	1,864,848	14.7%	(52%)
Chemical Products	—	—	—	—	—
Natural Gas	373	0.1%	83	0.1	349%
Total	$14,090,516	100%	$12,651,088	100%	11%

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2022	31,506	27%
Six-month period ended June 30, 2023	31,506	34%
Variance of the six-month period ended June 30, 2023 and 2022	—	7%

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the six-month period ended June 30, 2023, the cost of net revenue for the bromine segment was $13,192,124.

For the six-month period ended June 30, 2022, the cost of net revenue for the bromine segment was $10,786,157.

Crude salt segment

For the six-month period ended June 30, 2023, the cost of net revenue for the crude salt segment was $898,019.

For the six-month period ended June 30, 2022, the cost of net revenue for the crude salt segment was $1,864,848.

Natural gas segment

Cost of net revenue for our natural gas segment for the six-month period ended June 30, 2023 and 2022 was $373 and $83, respectively.

Gross Profit. Gross profit was $3,217,273, or 19%, of net revenue for six-month period ended June 30, 2023 compared to $11,991,363, or 49%, of net revenue for the same period in 2022.

	Gross Profit (Loss) by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2023		June 30, 2022		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$2,634,595	17%	$11,233,668	51%	(34%)
Crude Salt	500,097	35%	707,100	28%	7%
Chemical Products	—	—	—	—	—
Natural Gas	82,581	99%	50,595	99%	0%
Total Gross Profit	$3,217,273	19%	$11,991,363	49%	(30%)

Bromine segment

For the six-month period ended June 30, 2023, the gross profit margin for our bromine segment was 17%, compared to 51% in the six-month period ended June 30, 2022. The decrease in gross profit margin was primarily attributable to the higher average selling price of bromine of $3,580 per ton in the six-month period ended June 30, 2023 compared to $7,863 per ton in the six-month period ended March 31, 2022.

For the six-month period ended June 30, 2022, the gross profit margin for our bromine segment was 51%.

Crude salt segment

For the six-month period ended June 30, 2023, the gross profit margin for our crude salt segment was 35%.

For the six-month period ended June 30, 2022 the gross loss margin for our crude salt segment was 28%.

Chemical products segment

For the six-month period ended June 30, 2023, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement. As a result, there were no chemical products for sale for the six-month period ended June 30, 2023.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $3,464,265 and $4,111,888 incurred for the three-month periods ended June 30, 2023 and 2022, respectively, for the factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $1,503,376 for the six-month period ended June 30, 2023, a decrease of $1,296,214 (or 46%) as compared to $2,799,590 for the same period in 2022. The decrease was mainly due to the unrealized foreign currency transaction loss on intercompany balance recorded in three-month period ended June 30, 2023 compared to an unrealized foreign currency transaction gain on intercompany balance recorded in the same period in the previous year.

Income (Loss) from Operations. Loss from operations was $1,718,656 for the six-month period ended June 30, 2023, compared to income from operations of $5,044,076 in the same period in 2022.

	Income(loss) from Operations by Segment
	Six-Month Period Ended June 30, 2023		Six-Month Period Ended June 30, 2022
Segment:		% of total		% of total
Bromine	$(1,197,201)	74%	$6,674,375	128%)
Crude Salt	404,013	(25%)	(378,953)	(7%
Chemical Products	(833,892)	52%	(988,483)	(19%
Natural Gas	9,855	(1%)	(88,438)	(2%
Income(loss) from operations before corporate costs	(1,617,225)	100%	5,218,501	100%
Corporate costs	(128,139)		(136,177)
Unrealized gain on translation of intercompany balance	26,708		(38,248)
Income(loss) from operations before taxes	$(1,718,656)		$5,044,076

Bromine segment

Loss from operations from our bromine segment was $1,197,201 for the six-month period ended June 30, 2023, compared to an income from operations of $6,674,375 in the same period in 2022. This decrease was due to a 58% increase in tonnes sold and a 54% decrease in average selling price.

Crude salt segment

Income from operations from our crude salt segment was $404,013 for the six-month period ended June 30, 2023, compared to a loss from operations of $378,953 in the same period in 2022.

Chemical products segment

Loss from operations from our chemical products segment was $833,892 for the six-month period ended June 30, 2023, compared to a loss from operations of $988,483 in the same period in 2022.

Natural gas segment

Income from operations from our natural gas segment by equipment lease was $9,855 for the six-month period ended June 30, 2023, compared to a loss from operations of $88,438 in the same period in 2022.

Other Income, Net. Other income, net of $85,838 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2023, an increase of $2,750 (or approximately 3%) as compared to the same period in 2022.

Net Income (Loss). Net loss was $1,239,563 for the six-month period ended June 30, 2023, compared to a net income of $3,781,848 in the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, cash and cash equivalents were $115,273,479 as compared to $108,226,214 as of December 31, 2022. The components of this increase of $7,047,265 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$11,011,556	$18,492,397
Net cash used in investing activities	(48,352)	(33,217,987)
Net cash used in financing activities	(267,810)	(283,915)
Effects of exchange rate changes on cash and cash equivalents	(3,648,129)	(1,642,327)
Net increase (decrease) in cash and cash equivalents	$7,047,265	$(16,651,832)

For the six-month period ended June 30, 2023, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the six-month period ended June 30, 2023, cash flow provided by operating activities of approximately $11.00 million was mainly due to a net loss of $1.24 million, a decrease in accounts receivable of $3.15 million, a decrease in accounts payable of $1.56 million, a decrease in deferred taxes of $0.4 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $10.6 million, offset by increases in operating leases, and prepayments.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
		% of total		% of total
Aged 1-30 days	$2,115,903	99.9%	$2,792,156	52%
Aged 31-60 days	507	0.1%	2,571,010	48%
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$2,116,410	100%	$5,363,166	100%

The overall accounts receivable balance as of June 30, 2023 decreased by $3,246,756, as compared to those of December 31, 2022. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month and six-month periods ended June 30, 2023 is required.

Inventory

Our inventory consists of the following:

	June 30, 2023		December 31, 2022
		% of total		% of total
Raw materials	$27,484	3.5%	$26,192	2%
Finished goods	769,130	96.5%	1,572,380	98%
Total	$796,614	100%	$1,598,572	100%

The net inventory level as of June 30, 2023 decreased by $801,958 (or 50%), as compared to the net inventory level as of December 31, 2022.

Raw materials increased by $1,292 as of June 30, 2023 as compared to December 31, 2022.

Our finished goods decreased by $803,250 as of June 30, 2023 as compared to December 31, 2022.

Net Cash Used in Investing Activities

For the six-month period ended June 30, 2023, we used approximately $0.05 million to acquire property, plant and equipment.

For the six-month period ended June 30, 2022, we used approximately $33.2 million to acquire property, plant and equipment ,which mainly include the cost for bromine wells and the installation of high and low voltage lines for these bromide Wells.

Net Cash Used in Financing Activities.

For the six-month period ended June 30, 2023 and 2022, we used $0.3 million to fulfil finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $115 million at June 30, 2023, all which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

We intend to continue to focus our efforts on the activities of SCHC, SYCI, SHSI and DCHC as these segments continue to expand within the Chinese market.

We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management’s attention, inability to retain key personnel, risks associated with unanticipated events, and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. We may effect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2023 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 17 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, leases, property, plant and equipment, recoverability of long lived assets, revenue recognition, income taxes, loss contingencies, and stock-based compensation. These policies and estimates are described in the Company’s 2022 Form 10-K.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 14, 2023	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 14, 2023	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)