Form 10-Q
period 2023-09-30
GULF RESOURCES, INC.
filed 2023-11-20
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of November 20, 2023, the registrant had outstanding 10,431,924 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2023 Unaudited	December 31, 2022 Audited
Current Assets
Cash	$103,774,977	$108,226,214
Accounts receivable	2,150,118	5,363,166
Inventories, net	874,820	1,598,572
Prepayments and deposits	8,135,608	4,236,782
Other receivable	2,571	637
Total Current Assets	114,938,094	119,425,371
Non-Current Assets
Property, plant and equipment, net	140,872,750	149,916,766
Finance lease right-of use assets	155,269	163,868
Operating lease right-of-use assets	7,668,554	8,098,427
Prepaid land leases, net of current portion	9,254,124	9,508,001
Deferred tax assets	6,004,086	5,318,909
Total non-current assets	163,954,783	173,005,971
Total Assets	$278,892,877	$292,431,342

Liabilities and Stockholders’ Equity
Current Liabilities
Payable and accrued expenses	$6,151,025	$7,823,722
Taxes payable-current	521,826	699,563
Amount due to a related party	2,572,720	2,605,694
Finance lease liability, current portion	188,750	213,346
Operating lease liabilities, current portion	436,382	433,440
Total Current Liabilities	9,870,703	11,775,765
Non-Current Liabilities
Finance lease liability, net of current portion	1,254,618	1,461,721
Operating lease liabilities, net of current portion	7,044,224	7,575,651
Total Non-Current Liabilities	8,298,842	9,037,372
Total Liabilities	$18,169,545	$20,813,137

Commitment and Loss Contingencies

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 10,717,754 shares issued; and 10,431,924 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	24,376	24,476
Treasury stock; 285,830 shares as of September 30, 2023 and December 31, 2022 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,237,059	101,237,059
Retained earnings unappropriated	155,074,175	158,089,535
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(20,906,802)	(13,027,289)
Total Stockholders’ Equity	260,723,332	271,618,205
Total Liabilities and Stockholders’ Equity	$278,892,877	$292,431,342

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended September 30,		Nine -Month Period Ended September 30,
	2023	2022	2023	2022

NET REVENUE
Net revenue	$5,865,615	$22,862,795	$23,173,404	$47,505,246

OPERATING INCOME (EXPENSE)
Cost of net revenue	(6,373,902)	(8,405,694)	(20,464,418)	(21,056,782)
Sales, marketing and other operating expenses	(14,428)	(19,681)	(42,850)	(47,086)
Direct labor and factory overheads incurred during plant shutdown	(1,007,689)	(1,910,318)	(4,471,954)	(6,022,206)
General and administrative expenses	(762,884)	(584,473)	(2,266,260)	(3,384,063)
Other operating income (loss)	—	(37)	60,134	(8,441)
	(8,158,903)	(10,920,203)	(27,185,348)	(30,518,578)

INCOME(LOSS) FROM OPERATIONS	(2,293,288)	11,942,592	(4,011,944)	16,986,668

OTHER INCOME (EXPENSE)
Interest expense	(23,791)	(27,715)	(81,322)	(94,703)
Interest income	57,758	63,470	201,127	213,546
Other (income) expenses	—	—	—	—
INCOME(LOSS) BEFORE TAXES	(2,259,321)	11,978,347	(3,892,139)	17,105,511

INCOME TAX EXPENSE	483,524	(3,010,967)	876,779	(4,356,283)
NET INCOME(LOSS)	$(1,775,797)	$8,967,380	$(3,015,360)	$12,749,228

COMPREHENSIVE LOSS:
NET INCOME(LOSS)	$(1,775,797)	$8,967,380	$(3,015,360)	$12,749,228
OTHER COMPREHENSIVE LOSS
- Foreign currency translation adjustments	2,247,978	(15,930,276)	(7,879,513)	(30,774,686)
COMPREHENSIVE INCOME(LOSS)	$472,181	$(6,962,896)	$(10,894,873)	$(18,025,458)

INCOME(LOSS) PER SHARE:
BASIC AND DILUTED	$(0.17)	$0.86	$(0.29)	$1.22

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC AND DILUTED	10,431,924	10,471,924	10,431,924	10,471,924

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2023 (Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$156,849,972	$26,667,097	$(23,154,780)	$260,251,151
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	2,247,978	2,247,978
Net income for three-month period ended September 30, 2023	—	—	—	—	—	—	(1,775,797)	—	—	(1,775,797)
BALANCE AT SEPTEMBER 30, 2023 (Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$155,074,175	$26,667,097	$(20,906,802)	$260,723,332

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$154,245,486	$24,233,544	$(2,985,581)	$275,576,655
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(15,930,276)	(15,930,276)
Net income for three-month period ended September 30, 2022	—	—	—	—	—	—	8,967,380	—	—	8,967,380
BALANCE AT SEPTEMBER 30, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$163,212,866	$24,233,544	$(18,915,857)	$268,613,759

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2022 (Audited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(7,879,513)	(7,879,513)
Net income for nine-month period ended September 30, 2023	—	—	—	—	—	—	(3,015,360)	—	—	(3,015,360)
BALANCE AT SEPTEMBER 30, 2023 (Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$155,074,175	$26,667,097	$(20,906,802)	$260,723,332

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2021 (Audited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,463,638	$24,233,544	$11,858,829	$286,639,217
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(30,774,686)	(30,774,686)
Net income for nine-month period ended September 30, 2022	—	—	—	—	—	—	12,749,228	—	—	12,749,228
BALANCE AT SEPTEMBER 30, 2022 (Unaudited)	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$163,212,866	$24,233,544	$(18,915,857)	$268,613,759

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(3,015,360)	$12,749,228
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization on capital lease	80,252	93,630
Depreciation and amortization	15,385,624	16,259,285
Unrealized exchange gain on translation of inter-company balances	165,444	45,195
Deferred tax asset	(1,002,511)	3,809,038
Common stock issued for services	—	—
Issuance of stock options to employee	—	—
Changes in assets and liabilities:
Accounts receivable	3,132,796	3,451,924
Inventories	718,994	27,073
Prepayments and deposits	(3,947,311)	324,685
Other receivables	—	—
Accounts and Other payable and accrued expenses	(1,503,845)	1,553,583
Retention payable	—	—
Taxes payable	(229,600)	(365,255)
Prepaid land leases	—	—
Operating lease	85,129	(847,362)
Net cash provided by (used in) by operating activities	9,869,612	37,101,024

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,197,648)	(33,217,987)
Net cash used in investing activities	(15,197,648)	(33,217,987)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(267,810)	(283,915)
Net cash used in financing activities	(267,810)	(283,915)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,144,609	(6,728,107)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,451,237)	(3,128,985)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	108,226,214	95,767,263
CASH AND CASH EQUIVALENTS - END OF PERIOD	$103,774,977	$92,638,278

	Periods Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Paid for taxes	$4,930,601	$6,034,948
Interest on finance lease obligation	$80,252	$93,630
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On March 23, 2023, the Company issued a press release detailing the delays in the opening of its Yuxin chemical factory due to COVID and stricter government regulations. As noted in the press release, the Company believes that once all of the equipment is delivered, it will take 3 to 4 months to install the equipment. After installation, the testing process is anticipated to take 2 to 3 months, after which the Company will be in a position to apply for environmental and safety approval. After the Company has obtained environmental and safety approval, it will take us 4 months to conduct trial production, and then the Company may start commercial production.

On July 26, 2023, the Company announced that the delivery of the remaining equipment for its Yuxin chemical factory has been temporarily delayed and the Company will review its chemical products strategy.

The Company believes the relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of September 30, 2023 and December 31, 2022. The Company does not believe the delay in opening the factory will materially impact the overall cost of the project.

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

(d)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $103,774,977 and $108,226,214 with these institutions as of September 30, 2023 and December 31, 2022, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

(f)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $121,941 and $141,996 for the three-month period ended September 30, 2023 and 2022, respectively, and totaled $405,664 and $488,773 for the nine-month period ended September 30, 2023 and 2022, respectively.

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

SEPTEMBER 30, 2023

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

For the three and nine months period ended September 30, 2023 and 2022, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(i)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the three-month periods ended September 30, 2023 and 2022, respectively.

Because the Company reported a net loss for the three-month periods ended September 30, 2023 and 2022, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

(q)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the nine months ended September 30, 2023.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable net consist of:

	September 30, 2023	December 31, 2022

Accounts receivable	$2,174,443	$5,388,213
Allowance for doubtful debt	(24,325)	(25,047)
	$2,150,118	$5,363,166

The overall accounts receivable balance as of September 30, 2023 decreased by $3,213,048, as compared to those of December 31, 2022. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	September 30, 2023	December 31, 2022

Raw materials	$30,413	$26,192
Finished goods	936,572	1,667,281
Less: impairment	(92,165)	(94,901)
Inventory, net	$874,820	$1,598,572

The inventory valuation allowance, representing a write-down of inventory, was $92,165 and $0 as of as of September 30, 2023 and 2022.

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

In December 2017, the Company paid a one lump sum upfront amount of $ 8,867,267 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of September 30 2023 and December 31, 2022. As of September 30, 2023, the prepaid land lease increased to $9,254,124 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is completed and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2023	December 31, 2022
At cost:
Mineral rights	$2,689,246	$2,769,091
Buildings	28,965,369	31,503,908
Plant and machinery	180,609,821	185,972,160
Motor vehicles	121,680	125,293
Furniture, fixtures and office equipment	2,215,474	2,281,251
Construction in process	21,328,718	11,356,546
Total	235,930,308	234,008,249
Less: Accumulated depreciation and amortization	(95,057,558)	(84,091,483)
Impairment	—	—
Net book value	$140,872,750	$149,916,766

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $13,636,724 and $14,713,101 as at September 30, 2023 and December 31, 2022, respectively.

During the three-month period ended September 30, 2023, depreciation and amortization expense totaled $4,787,568 of which $760,400, $166,042 and $3,861,126 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the nine-month period ended September 30, 2023,depreciation and amortization expense totaled $15,381,658 of which $3,502,188, $765,921 and $11,113,549 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

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

The Company has commenced a flood prevention initiative. The Company’s strategy involves the renovation of the channels of four major rivers within its mining area, encompassing the tributary of the Mihe River. The aim is to prevent flooding that could harm the wells, aqueducts, and crude salt pans at the Company’s plant. The projected expenditure for this initiative amounts to $50,497,652. As of September 30, 2023, the Company disbursed $15,149,296 for the initial phase of this project.

NOTE 6 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	September 30, 2023	December 31, 2022
At cost:
Buildings	$114,748	$118,154
Plant and machinery	110,085	2,161,461
Total	224,833	2,279,615
Less: Accumulated depreciation and amortization	(69,564)	(2,115,747)
Net book value	$155,269	$163,868

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and nine months period ended September 30, 2023, depreciation and amortization expense totaled $1,291 and $3,966, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and nine months period ended September 30, 2022, depreciation and amortization expense totaled $1,356 and $4,216, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 7 – OPERATING LEASE RIGHT–OF USE ASSETS

As of September 30, 2023, the total operating lease ROU assets was $7,668,554.

The total operating lease cost for the nine-month period ended September 30, 2023 and 2022 was $706,033 and $746,731.

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority (See Note 3). For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 38.6 square kilometers of aggregate carrying value of $8,452,893 as at September 30, 2023.

NOTE 8 – ACCOUNTS PAYABLE, OTHER PAYABLE AND ACCRUED EXPENSES

Accounts payable, other payable and accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Accounts payable	$229,260	$57,649
Salary payable	239,322	250,610
Other payable	—	89,577
Accrued expense for construction	5,322,637	6,403,742
Accrued expense-others	359,806	1,022,144
Total	$6,151,025	$7,823,722

NOTE 9– RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $90,785 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the three and nine months ended September 30, 2023 was approximately $21,748 and $66,028. The expense associated with this agreement for the three and nine months ended September 30, 2022 was approximately $21,968 and $69,775.

NOTE 8 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Chairman Of the Board
Liu XiaoBin	Chief Executive Officer
Li Min	Chief Financial Officer
Miao NaiHui	Chief Operating Officer

b)

	September 30,	December 31,
	2023	2022
Amount due to related parties:
Yang Ming	$411,323	$423,534
Liu Xiao Bin	887,213	887,214
Li Min	637,092	647,473
Miao Nai Hui	637,092	647,473
Total	$2,572,720	$2,605,694

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and to returned all, or a portion of their cash compensation earned for their services with the Company, which may be considered for future compensation should the Company improve its results of operations.

NOTE 10– TAXES PAYABLE

	September 30,	December 31,
	2023	2022
Land use tax payable	$24,383	$25,107
Value added tax and other taxes payable	497,443	674,456
Total	$521,826	$699,563

NOTE 11 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	September 30,	December 31,
	Interest rate	2023	2022
Total finance lease liability	6.7%	$1,443,368	$1,675,067
Less: Current portion		(188,750)	(213,346)
Finance lease liability, net of current portion		$1,254,618	$1,461,721

Interest expenses from capital lease obligations amounted to $23,791 and $23,934 for the three-month period ended September 30, 2023 and 2022, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $80,252 and $93,630 for the nine-month period ended September 30, 2023 and 2022, respectively, which were charged to the condensed consolidated statement of income (loss).

The components of operating lease liabilities as follows:

	Imputed	September 30,	December 31,
	Interest rate	2023	2022
Total Operating lease liabilities	4.89%	$7,480,606	$8,009,091
Less: Current portion		(436,382)	(433,440)
Operating lease liabilities, net of current portion		$7,044,224	$7,575,651

The weighted average remaining operating lease term at September 30, 2023 was 19 years and the weighted average discounts rate was 4.89%. Lease payments for the three-month period ended September 30, 2023 and 2022, respectively, were $64,866 and $64,896. Lease payments for the nine-month period ended September 30, 2023 and 2022, respectively, were $824,572 and $888,692.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$261,729	$816,349
the next 13 to 24 months	261,729	823,459
the next 25 to 36 months	261,729	827,647
the next 37 to 48 months	261,729	835,232
the next 49 to 60 months	261,729	839,755
thereafter	523,458	9,147,846
Total	1,832,103	13,290,288
Less: Amount representing interest	(388,735)	(5,809,682)
Present value of net minimum lease payments	$1,443,368	$7,480,606

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 ––EQUITY

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

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The Statutory Common Reserve Fund as of September 30, 2023 for SCHC, SYCI, SHSI, and DCHC is 16%, 14%, 0% and 0% of its registered capital, respectively.

NOTE 13 – TREASURY STOCK

As of September 30, 2023 and December 31, 2022, the number of treasury stock of the Company was 285,830 and 285,830, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of September 30, 2023, the number of shares of the Company’s common stock available for grant of awards under the 2019 Plan was 856,801 shares.

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

For the three months ended September 30, 2023 and 2022, total compensation costs for options issued recorded in the consolidated statement of loss were $0.

During the three and nine months ended September 30, 2023, there were no options granted to employees or non-employees.

 The following table summarizes all Company stock option transactions between January 1, 2023 and September 30, 2023.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2023	—	$—	—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, September 30, 2023	—	$—	—

Stock Options and Warrants Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at September 30, 2023	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding at September 30, 2023 are fully vested. As of September 30, 2023 there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2023 was $0.

During the three and nine months ended September 30, 2023 and 2022, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2023 and 2022, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2023 and 2022.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and nine-month periods ended September 30, 2023 and 2022.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2023 and 2022 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of September 30, 2023 and December 31, 2022, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $138,933,575 and $147,686,099, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2023 and December 31, 2022, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of September 30, 2023 and December 31, 2022, the unrecognized WHT are $5,996,965 and $6,406,394, respectively.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
Current taxes – PRC	$—	$—	$—	$—
Deferred tax – PRC entities	483,524	(3,010,967)	876,779	(4,356,283)
	$483,524	$(3,010,967)	$876,779	$(4,356,283)

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,736,028	1,787,571
PRC tax losses	12,948,587	12,211,867
US federal net operating loss	1,569,617	1,336,405
Total deferred tax assets	16,254,232	15,335,843
Valuation allowance	(10,250,146)	(10,016,934)
Net deferred tax asset	$6,004,086	$5,318,909

The decrease in valuation allowance for the three-month period ended September 30, 2023 is $12,974.

The increase in valuation allowance for the three-month period ended September 30, 2022 is $0.

The decrease in valuation allowance for the nine-month period ended September 30, 2023 is $233,212.

The increase in valuation allowance for the nine-month period ended September 30, 2022 is $34,176.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2023 and December 31, 2022 and no amounts accrued for penalties and interest for the three and nine months ended September 30, 2023 and 2022.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

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

Three-Month Period Ended September 30, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,908,152	$889,556	$—	$67,907	$5,865,615	$—	$5,865,615
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(2,143,203)	500,469	(397,410)	4,156	(2,035,988)	(257,300)	(2,293,288)
Income tax benefit (expense)	516,927	(125,731)	92,328	—	483,524	—	483,524
Income (loss) from operations after income tax benefit (expense)	(1,626,276)	374,738	(305,082)	4,156	(1,552,464)	(257,300)	(1,809,764)
Total assets	159,846,002	11,983,765	105,533,526	1,244,427	278,607,720	285,157	278,892,877
Depreciation and amortization	4,507,616	180,121	67,692	33,430	4,788,859	—	4,788,859
Capital expenditures	15,149,296	—	—	—	15,149,296	—	15,149,296

Three-Month Period Ended September 30, 2022	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$19,845,773	$2,934,707	$—	$82,315	$22,862,795	$—	$22,862,795
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	10,552,343	1,876,161	(447,960)	19,500	12,000,044	(57,452)	11,942,592
Income tax benefit(expense)	(2,642,167)	(469,197)	100,397	—	(3,010,967)	—	(3,010,967)
Income (loss) from operations after income tax benefit (expense)	7,910,176	1,406,964	(347,563)	19,500	8,989,077	(57,452)	8,931,625
Total assets	168,912,333	11,286,079	108,653,553	1,389,190	290,241,155	303,226	290,544,381
Depreciation and amortization	5,055,864	821,269	71,120	35,158	5,983,411	—	5,983,411
Capital expenditures	—	—	—	—		—	—

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$20,734,871	$2,287,672	$—	$150,861	$23,173,404	$—	$23,173,404
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(3,340,404)	904,482	(1,231,302)	14,011	(3,653,213)	(358,731)	(4,011,944)
Income tax benefit (expense)	800,170	(228,002)	304,611	—	876,779	—	876,779
Income (loss) from operations after income tax benefit (expense)	(2,540,234)	676,480	(926,691)	14,011	(2,776,434)	(358,731)	(3,135,165)
Total assets	159,846,002	11,983,765	105,533,526	1,244,427	278,607,720	285,157	278,892,877
Depreciation and amortization	14,521,943	553,141	207,878	102,662	15,385,624	—	15,385,624
Capital expenditures	15,197,648	—	—	—	15,197,648	—	15,197,648

Nine-Month Period Ended September 30, 2022	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$41,865,598	$5,506,655	$—	$132,993	$47,505,246	$—	$47,505,246
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit (expense)	17,226,718	1,497,208	(1,436,443)	(68,938)	17,218,545	(231,877)	16,986,668
Income tax benefit(expense)	(4,304,623)	(374,822)	323,162	—	(4,356,283)	—	(4,356,283)
Income (loss) from operations after income tax benefit (expense)	12,922,095	1,122,386	(1,113,281)	(68,938)	12,862,262	(231,877)	12,630,385
Total assets	168,912,333	11,286,079	108,653,553	1,389,190	290,241,155	303,226	290,544,381
Depreciation and amortization	12,667,791	3,261,180	221,017	109,297	16,259,285	—	16,259,285
Capital expenditures	33,217,987	—		—	33,217,987	—	33,217,987

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2023	2022	2023	2022
Total segment operating Income (loss)	$(2,035,988)	$12,000,044	$(3,653,213)	$17,218,545
Corporate costs	(65,148)	(50,505)	(193,287)	(186,682)
Unrealized gain on translation of intercompany balance	(192,152)	(6,947)	(165,444)	(45,195)
Income (loss) from operations	(2,293,288)	11,942,592	(4,011,944)	16,986,668
Other income, net of expense	33,967	35,755	119,805	118,843
Income (loss) before taxes	$(2,259,321)	$11,978,347	$(3,892,139)	$17,105,511

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2023.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Brother Technology Limited	$766	$309	$—	$1,075	18.5%
2	Shandong Morui Chemical Company Limited	$769	$298	$—	$1,067	18.4%
3	Shouguang Weidong Chemical Company Limited	$772	$282	$—	$1,054	18.2%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2023.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,166	$842	$—	$4,008	17.4%
2	Shandong Brother Technology Limited	$3,077	$768	$—	$3,845	16.7%
3	Shouguang Weidong Chemical Company Limited	$3,087	$677	$—	$3,764	16.4%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$2,532	$—	$—	$2,532	11%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2022.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,190	$1,123	$—	$3,313	14.8%
2	Shouguang Weidong Chemical Company Limited	$2,041	$885	$—	$2,926	12.8%
3	Shandong Brother Technology Limited	$2,339	$927	$—	$3,266	14%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2022.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$4,942	$2,088	$—	$7,030	14.8%
2	Shouguang Weidong Chemical Company Limited	$4,169	$1,583	$—	$5,752	12.1%
3	Shandong Brother Technology Limited	$4,782	$1,836	$—	$6,618	14%

NOTE 17– CUSTOMER CONCENTRATION

During the nine-month period ended September 30, 2023, the Company sold 68.4% of its products to its top five customers. As of September 30, 2023, amounts due from these customers were $1,485,777.

During the nine-month period ended September 30, 2022, the Company sold 52.9% of its products to its top five customers. As of September 30, 2022, amounts due from these customers were $6,095,578.

NOTE 18– MAJOR SUPPLIERS

During the nine-month period ended September 30, 2023 the Company purchased 100% of its raw materials from its top five suppliers.  As of September 30, 2023, amounts due to those suppliers were $229,260.

During the nine-month period ended September 30, 2022 the Company purchased 100% of its raw materials from its top five suppliers.  As of September 30, 2022, amounts due to those suppliers were $219,646.

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments, which consist of cash, accounts receivable and accounts payable and other payables, approximate their fair values due to the short-term nature of these instruments.  There were no material unrecognized financial assets and liabilities as of September 30, 2023 and December 31, 2022.

NOTE 20 – CAPITAL COMMITMENT AND OTHER SERVICE CONTRACTUAL OBLIGATIONS

The following table sets forth the Company’s contractual obligations as of September 30, 2023:

	Property Management Fees	Capital Expenditure
Payable within:
the next 12 months	$86,992	$49,575,927
the next 13 to 24 months	86,992	961,171
the next 25 to 36 months	86,992	—
the next 37 to 48 months	86,992	—
the next 49 to 60 months	—	—
Total	$347,968	$50,537,098

NOTE 21 –LOSS CONTINGENCIES

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of September 30, 2023.

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

To its knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, the Company may be required to make modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements.

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

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC, SYCI , SHSI and DCHC, the consolidated financial statements and the information presented below as of and for the period ended Setpember 30, 2023. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Recent Developments

In 2018, Shouguang City experienced the devastating impact of Typhoon Winbiya, regarded as one of the most destructive typhoons in history. In 2019, Typhoon Lekima struck Shouguang City, surpassing the destructive force of its predecessor. These typhoons inflicted significant damage upon our facilities and the surrounding agricultural fields. The Company incurred substantial expenses, amounting to more than $46 millions, including write-offs, for road repairs, equipment replacement, salt pan reconstruction, the re-drilling of flooded wells and etc.. To mitigate similar damages in the future, the Company has commenced a flood prevention initiative. Our strategy involves the renovation of the channels of four major rivers within our mining area, encompassing the tributary of the Mihe River. The aim is to prevent flooding that could harm the wells, aqueducts and crude salt pans at our plant. The projected expenditure for this initiative amounts to approximately $50.5 million. As of September 30, 2023, we disbursed approximately $15.2 for the initial phase of this project. Apart from reducing risk to surrounding regions, we anticipate three advantages from this flood prevention plan. It is expected to: (i) enhance the probability of obtaining authorization to reopen factories No. 2 and No. 10; (ii) enable the drilling of additional wells across our five operating factories, and (iii) mitigate the risks and associated expenses related to future storms-induced flooding.

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2023 and 2022.

Comparison of the Three-Month Period Ended September 30, 2023 and 2022

	Three-Month Period Ended September 30, 2023	Three-Month Period Ended September 30, 2022	Percent Change Increase/ (Decrease)
Net revenue	$5,865,615	$22,862,795	(74%)
Cost of net revenue	(6,373,902)	(8,405,694)	(24%)
Gross profit	(508,287)	14,457,101	(104%)
Sales, marketing and other operating expenses	(14,428)	(19,681)	(27%)
Direct labor and factory overheads incurred during plant shutdown	(1,007,689)	(1,910,318)	(47%)
General and administrative expenses	(762,884)	(584,473)	31%
Other operating income(loss)	—	(37)	(100%)
Income(Loss) from operations	(2,293,288)	11,942,592	(119%)
Other income	33,967	35,755	(5%)
Income(Loss) before taxes	(2,259,321)	11,978,347	(119%)
Income tax benefit	483,524	(3,010,967)	(116%)
Net income(loss)	$(1,775,797)	$8,967,380	(120%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended September 30, 2023 as compared to the same period in 2022:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	September 30, 2023		September 30, 2022		of Net Revenue
Segment		% of total		% of total
Bromine	$4,908,152	84%	$19,845,773	86%	(75%)
Crude Salt	889,556	15%	2,934,707	13%	(70%)
Chemical Products	—	—	—	—
Natural Gas	67,907	1%	82,315	1%	(17%)
Total sales	$5,865,615	100%	$22,862,795	100%	(74%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2023	September 30, 2022	Increase (Decrease)
Bromine	1,516	2,655	(43%)
Crude Salt	30,334	81,810	(63%)

Bromine segment

For the three-month periods ended September 30, 2023 and 2022, the net revenue for the bromine segment was $4,908,152 and $19,845,773, respectively. The decrease of the net revenue of bromine was due to the 43% decrease in tonnes sold and 57% decrease in average selling price of bromine in the third quarter of 2023. The average selling price of bromine in the third quarter of 2023 was $3,237 compared to the average selling price of bromine in the third quarter of 2022 of $7,474(calculated by dividing revenue by tonnes).

Crude salt segment

For the three-month periods ended September 30, 2023 and 2022, the net revenue for the crude salt was $889,556 and $2,934,707, respectively. The decrease of net revenue of crude salt was mainly due to the 63% decrease in tonnes sold and 18% decrease in average selling price of crude salt for the three-month period ended September 30, 2023.

Chemical products segment

For the three-month periods ended September 30, 2023 and 2022, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month period ended September 30, 2023 and 2022, the net revenue was $0.

Equipment Lease

For the three-month period ended September 30, 2023 and 2022, the net revenue for the equipment lease was $67,907 and $82,315.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2023		September 30, 2022		Net Revenue
Segment		% of total		% of total
Bromine	$5,995,496	94.06%	$7,362,103	87.58%	(19%)
Crude Salt	378,100	5.93%	1,043,260	12.41%	(64%)
Chemical Products	—	—	—	—	—
Natural Gas	306	0.01%	331	0.01%	(8%)
Total	$6,373,902	100%	$8,405,694	100%	(24%)

Cost of net revenue reflects mainly the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2022	31,506	34%
Three-month period ended September 30, 2023	31,506	19%
Variance of the three-month period ended September 30, 2023 and 2022	-	(15%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Bromine segment

For the three-month period ended September 30, 2023, the bromine segment had a net cost of revenue of $5,995,496.

For the three-month period ended September 30, 2022 the cost of net revenue for the bromine segment was $7,362,103.

Crude salt segment

For the three-month period ended September 30, 2023 the cost of net revenue for the crude salt segment was $378,100.

For the three-month period ended September 30, 2022 the cost of net revenue for the crude salt segment was $1,043,260.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2023 and 2022 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended September 30, 2023 and 2022 was $306 and 331.

Gross Profit. Gross loss was $508,287 or 9%, of net revenue for three-month period ended September 30, 2023, representing an decrease of $14,965,388, as compared to a gross profit of $14,457,101, or 63%, of net revenue for the same period in 2022.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2023		September 30, 2022		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit (loss) Margin
Bromine	$(1,087,344)	(22%)	$12,483,670	63%	(85%)
Crude Salt	511,456	57%	1,891,447	64%	(7%)
Chemical Products	—	—	—	—	—
Natural Gas	67,601	100%	81,984	100	0%
Total Gross Profit	$(508,287)	(9%)	$14,457,101	63%	(72%)

Bromine segment

For the three-month period ended September 30, 2023, the gross loss for our bromine segment was 22%, compared to 63% in the three-month period ended September 30, 2022. The decrease in gross profit margin was primarily attributable to the lower average selling price of bromine of $3,237 per ton in the three-month period ended September 30, 2023 compared to $7,474 per ton in the three-month period ended September 30, 2022.

For the three-month period ended September 30, 2022, the gross profit margin for our bromine segment was 63%.

Crude salt segment

For the three-month period ended September 30, 2023, the gross profit margin for our crude salt segment was 57%.

For the three-month period ended September 30, 2022, the gross profit margin for our crude salt segment was 64%.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,007,689 and $1,910,318 incurred for the three-month periods ended September 30, 2023 and 2022, respectively, of factories that have not resumed production were presented as part of the operating expense.

Income (loss) from Operations loss from operations was $2,293,288 for the three-month period ended September 30, 2023, compared to income of $11,942,592 in the same period in 2022.

	Loss from Operations by Segment
	Three-Month Period Ended September 30, 2023		Three-Month Period Ended September 30, 2022
Segment:		% of total		% of total
Bromine	$(2,143,203)	(105.27%)	$10,552,343	87.94%
Crude Salt	500,469	24.58%	1,876,161	15.63%
Chemical Products	(397,410)	(19.52%)	(447,960)	0.16%
Natural Gas	4,156	0.21%	19,500	(3.73%)
Income(loss) from operations before corporate costs	(2,035,988)	100%	12,000,044	100%
Corporate costs	(65,148)		(50,505)
Unrealized gain (loss) on translation of Intercompany balance	(192,152)		(6,947)
Income (loss) from operations	$(2,293,288)		$11,942,592

Bromine segment

Loss from operations from our bromine segment was $2,143,203 for the three-month period ended September 30, 2023, compared to income from operations of $10,552,343 in the same period in 2022. The decrease of the net revenue of bromine was due to the 43% decrease in tonnes sold and 57% decrease in average selling price of bromine in the third quarter of 2023.

Crude salt segment

Income from operations from our crude salt segment was $500,469 for the three-month period ended September 30, 2023, compared to income from operations of $1,876,161 in the same period in 2022. The decrease of net revenue of crude salt was mainly due to the 63% decrease in tonnes sold and 18% decrease in average selling price of crude salt for the three-month period ended September 30, 2023.

Chemical products segment

Loss from operations from our chemical products segment was $397,410 for the three-month period ended September 30, 2023, compared to loss from operations of $447,960 in the same period in 2022.

Natural gas segment

Income from operations from our natural gas segment was $4,156 for the three -month period ended September 30, 2023, compared to a loss of $19,500in the same period in 2022.

Other Income, Net Other income, net of $33,967 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2023, an decrease of $1,788 as compared to the same period in 2022.

Net Income (loss) Net loss was $1,775,797 for the three-month period ended September 30, 2023, compared to a net income of $8,967,380 in the same period in 2022.

Comparison of the Nine-Month Period Ended September 30, 2023 and 2022

	Nine-Month Period Ended September 30, 2023	Nine-Month Period Ended September 30, 2022	Percent Change Increase/ (Decrease)
Net revenue	$23,173,404	$47,505,246	(51%)
Cost of net revenue	(20,464,418)	(21,056,782)	(3%)
Gross profit	2,708,986	26,448,464	(90%)
Sales, marketing and other operating expenses	(42,850)	(47,086)	(9%)
Direct labor and factory overheads incurred during plant shutdown	(4,471,954)	(6,022,206)	(26%)
Other operating loss	60,134	(8,441)	812%
General and administrative expenses	(2,266,260)	(3,384,063)	(33%)
Income(Loss) from operations	(4,011,944)	16,986,668	(124%)
Other income	119,805	118,843	1%
Income(Loss) before taxes	(3,892,139)	17,105,511	(123%)
Income tax benefit (expense)	876,779	(4,356,283)	120%
Net income(loss)	$(3,015,360)	$12,749,228	(124%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the nine-month period ended September 30, 2023 as compared to the same period in 2022:

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent Increase
	September 30, 2023		September 30, 2022		of Net Revenue
Segment		% of total		% of total
Bromine	$20,734,871	89.48%	$41,865,598	88%	(51%)
Crude Salt	2,287,672	9.87%	5,506,655	11%	(59%)
Chemical Products	—		—		—
Natural Gas	150,861	0.65%	132,993	1%	13%
Total sales	$23,173,404	100%	$47,505,246	100%	(51%)

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2023	September 30, 2022	Increase
Bromine (excluding volume sold to SYCI)	5,937	5,456	9%
Crude Salt	71,354	144,750	(51%)

Bromine segment

Net revenue from our bromine segment increased to $20,734,871 for the nine-month period ended September 30, 2023 compared to $41,865,598 for the same period in 2022 respectively, due to the lower selling price and selling quantity.

Crude salt segment

Net revenue from our crude salt segment increased to $2,287,672 for the nine-month period ended September 30, 2023 compared $5,506,655 for the same period in 2022, respectively, due to the lower selling price and selling quantity.

Chemical products segment

For the nine-month period ended September 30, 2023 and 2022, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the nine-month period ended September 30, 2023 and 2022, the net revenue for the natural gas was $0.

Equipment Lease

For the nine-month period ended September 30, 2023 and 2022, the net revenue for the equipment lease was $150,861 and $132,993.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2023		September 30, 2022		Net Revenue
Segment		% of total		% of total
Bromine	$19,187,620	94%	$18,148,260	86%	6%
Crude Salt	1,276,119	6%	2,908,108	4%	(56%)
Chemical Products	—	—	—	—	—
Natural Gas	679	—	414	—	64%
Total	$20,464,418	100%	$21,056,782	100%	(3%)

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2022	31,506	23%
Nine-month period ended September 30, 2023	31,506	29%
Variance of the nine-month period ended September 30, 2023 and 2022	-	6%

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the nine-month period ended September 30, 2023 the cost of net revenue for the bromine segment was $19,187,620.

For the nine-month period ended September 30, 2022 the cost of net revenue for the bromine segment was $18,148,260.

Crude salt segment

For the nine-month period ended September 30, 2023 the cost of net revenue for the crude salt segment was $1,276,119. The cost of net revenue for our crude salt segment for the nine-month period ended September 30, 2022 was $2,908,108.

The reason for the decrease is that there is that with the creation of SHSI, some costs formerly allocated to crude sale were allocated to bromine.

Natural gas segment

Cost of net revenue for our natural gas segment for the nine-month period ended September 30, 2023 and 2022 was $679 and $414.

Gross Profit. Gross profit was $2,708,986, or 12%, of net revenue for nine-month period ended September 30, 2023 compared to $26,448,464, or 56%, of net revenue for the same period in 2022.

	Gross Profit (Loss) by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2023		September 30, 2022		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$1,547,251	7%	$23,717,338	57%	(50%)
Crude Salt	1,011,553	44%	2,598,547	47%	(3%)
Chemical Products	—	—	—	—	—
Natural Gas	150,182	100%	132,579	99.7%	0.3%
Total Gross Profit	$2,708,986	12%	$26,448,464	56%	(44%)

Bromine segment

For the nine-month period ended September 30, 2023, the gross profit margin for our bromine segment was 7%, compared to 57% in the nine-month period ended September 30, 2022. The decrease in gross profit margin was primarily attributable to the lower average selling price of bromine of $3,493 per ton in the nine-month period ended September 30, 2023 compared to $7,674 per ton in the nine-month period ended September 30, 2022.

For the nine-month period ended September 30, 2022, the gross profit margin for our bromine segment was 57%.

Crude salt segment

For the nine-month period ended September 30, 2023, the gross profit margin for our crude salt segment was 44%.

For the nine-month period ended September 30, 2022 the gross profit margin for our crude salt segment was 47%.

Chemical products segment

For the nine-month period ended September 30, 2023, the gross profit margin for our chemical segment was 0% due to the closure of our plant.. As a result of the closure, there were no chemical products for sale for the nine-month period ended September 30, 2023.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $4,471,954 and $6,022,206 incurred for the nine-month periods ended September 30, 2023 and 2022, respectively, for the factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $2,266,260 for the nine-month period ended September 30, 2023, a decrease of $1,117,803 (or 33%) as compared to $3,384,063 for the same period in 2022. The decrease was mainly due to the unrealized foreign currency transaction loss on intercompany balance recorded in nine-month period ended September 30, 2023 compared to an unrealized foreign currency transaction gain on intercompany balance recorded in the same period in the previous year.

Income (Loss) from Operations. Loss from operations was $4,011,944 for the nine-month period ended September 30, 2023, compared to an income of $16,986,668 in the same period in 2022.

	Income(Loss) from Operations by Segment
	Nine-Month Period Ended September 30, 2023		Nine-Month Period Ended September 30, 2022
Segment:		% of total		% of total
Bromine	$(3,340,404)	91.43%	$17,226,718	100%
Crude Salt	904,482	(24.76%)	1,497,208	8.7%
Chemical Products	(1,231,302)	33.7%	(1,436,443)	(8.34%)
Natural Gas	14,011	(0.37%)	(68,938)	(0.36%)
Income (Loss) from operations before corporate costs	(3,653,213)	100%	17,218,545	100%
Corporate costs	(193,287)		(186,682)
Unrealized gain on translation of intercompany balance	(165,444)		(45,195)
Income (Loss) from operations before taxes	$(4,011,944)		$16,986,668

Bromine segment

Loss from operations from our bromine segment was $3,340,404 for the nine-month period ended September 30, 2023, compared to an income of $17,226,718 in the same period in 2022. The decrease in gross profit margin was primarily attributable to the lower average selling price of bromine of $3,493 per ton in the nine-month period ended September 30, 2023 compared to $7,674 per ton in the nine-month period ended September 30, 2022.

Crude salt segment

Income from operations from our crude salt segment was $904,482 for the nine-month period ended September 30, 2023, compared to an income of $1,497,208 in the same period in 2022.

Chemical products segment

Loss from operations from our chemical products segment was $1,231,302 for the nine-month period ended September 30, 2023, compared to a loss of $1,436,443 in the same period in 2022.

Natural gas segment

Income from operations from our natural gas segment was $14,011 for the nine-month period ended September 30, 2023, compared to a loss of $68,938 in the same period in 2022.

Other Income, Net. Other income, net of $119,805 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2023, an increase of $962 (or approximately 1%) as compared to the same period in 2022.

Net Income (Loss). Net loss was $3,015,360 for the nine-month period ended September 30, 2023, compared to a net income of $12,749,228 in the same period in 2022.

Net Income Per Share

For the nine months ended September 30, 2023, net loss per share was $0.29 compared to an income of $1.22 in the period ending September 30, 2022. There were 10,431,924 shares outstanding compared to 10,471,924 shares.

Foreign Currency Translation Adjustment

For the nine months ending September 30, 2023, the Company had a negative foreign currency translation adjustment of $7,879,513 versus a positive adjustment of $30,774,686 in the previous year. This adjustment impacts all balance sheet translations into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, cash and cash equivalents were $103,774,977 as compared to $108,226,214 as of December 31, 2022. The components of this decrease of $4,451,237 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$9,869,612	$37,101,024
Net cash used in investing activities	(15,197,648)	(33,217,987)
Net cash used in financing activities	(267,810)	(283,915)
Effects of exchange rate changes on cash and cash equivalents	1,144,609	(6,728,107)
Net decrease in cash and cash equivalents	$(4,451,237)	$(3,128,985)

For the nine-month period ended September 30, 2023, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the nine-month period ended September 30, 2023, cash flow provided by operating activities of approximately $9.9 million was mainly due to a net loss of $3.02 million, a decrease in accounts receivable of $3.13 million, an increase in accounts payable of $1.5 million, an increase in deferred taxes of $1.0 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $15.4 million, offset by increases in operating leases, and prepayments.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
		% of total		% of total
Aged 1-30 days	$2,149,608	99.9%	$2,792,156	52%
Aged 31-60 days	510	0.1%	2,571,010	48%
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$2,150,118	100%	$5,363,166	100%

The overall accounts receivable balance as of September 30, 2023 decreased by $3,213,048, as compared to those of December 31, 2022. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month and nine-month periods ended September 30, 2023 is required.

Inventory

Our inventory consists of the following:

	September 30, 2023		December 31, 2022
		% of total		% of total
Raw materials	$30,413	4%	$26,192	2%
Finished goods	844,407	96%	1,572,380	98%
Total	$874,820	100%	$1,598,572	100%

The net inventory level as of September 30, 2023 decreased by $723,752, as compared to the net inventory level as of December 31, 2022.

Raw materials increased by $4,221 as of September 30, 2023 as compared to December 31, 2022.

Our finished goods decreased by $727,973 as of September 30, 2023 as compared to December 31, 2022.

Net Cash Used in Investing Activities

For the nine-month period ended September 30, 2023, we used approximately $15.2 million to the flood prevention project aiming to prevent flooding that could harm the wells, aqueducts and crude salt pans at our plant.

For the nine-month period ended September 30, 2022, we used approximately $33.2 million to acquire property, plant and equipment, which mainly includes the cost for bromine wells, aqueducts and the installation of high and low voltage lines for bromine Wells.

Net Cash Used in Financing Activities

For the nine-month period ended September 30, 2023 and 2022, we used $0.3 million to repay finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $103.77 million at September 30, 2023, all of which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2023 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 17 – Capital Commitment and Operating Lease Commitments”.

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

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: November 20, 2023	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 20, 2023	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)