Form 10-K
period 2023-12-31
GULF RESOURCES, INC.
filed 2024-09-27
CIK 885462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was approximately $18.2 million based upon a closing sale price of $2.503 on June 30, 2023.

As of September 27, 2024, the registrant had outstanding 10,726,924 shares of common stock, excluding 285,830 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “plan”, “may”, “will”, variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management’s current expectations and projections about future events, are not guarantees of future performance are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption “Risk Factors”.  Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

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

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.14908 and $0.14204 during fiscal years 2022 and 2023, respectively, the reporting currency of the Company is the United States dollar (“USD” or $”).

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

On January 12, 2015, the Company and SCHC entered into an Equity Interest Transfer Agreement with Shouguang City Rongyuan Chemical Co., Ltd (“SCRC”), pursuant to which SCHC agreed to acquire SCRC and all rights, title and interest in and to all assets owned by SCRC, a leading manufacturer of materials for human and animal antibiotics in China and other parts of Asia.

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

The sellers of SCRC agreed as part of the purchase price to accept the Shares, based on a valuation of $10.00 (restated for the 1-for-5 reverse stock split in January 2020), which was a 73% premium to the price on the day the agreement was reached. For accounting purposes, the Shares were valued at $9.20 (restated for the 1-for-5 reverse stock split in January 2020), which was the closing price of our common stock on the closing date of the agreement. The price difference between the original sale price of $10.00 (restated for the 1-for-5 reverse stock split in January 2020) and the $9.20 (restated for the 1-for-5 reverse stock split in January 2020) closing price of our stock on the closing date of the agreement is solely for accounting purposes. There has been no change in the number of shares issued.

On November 24, 2015, Gulf Resources, Inc., a Delaware corporation, consummated a merger with and into its wholly-owned subsidiary, Gulf Resources, Inc., a Nevada corporation. As a result of the reincorporation, the Company is now a Nevada corporation.

On December 15, 2015, the Company incorporated a new subsidiary in the Sichuan Province of the PRC named Daying County Haoyuan Chemical Company Limited (“DCHC”) with registered capital of RMB50,000,000, and there was RMB14,848,730 capital contributed by SCHC as of December 31, 2021. DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in China.

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

 Recent Developments

Acquisition Agreements

On June 26, 2024, a wholly owned subsidiary of the Company, Shouguang Hengde Salt Industry Co. Ltd ( “SHSI”), entered into a Crude Salt Field Acquisition Agreement (the “Acquisition Agreement”) with Shouguang Qingshuibo Farm Co., LTD. (“Seller A”), pursuant to which Seller A agrees to transfer to SHSI, and SHSI agrees to purchase, 2,380,000 square meters of crude salt field (including the land lease fee) for RMB54.40 per square meter, with the total transfer price of RMB129,472,000. The term of transfer is from June 29, 2024 to June 28, 2044. 80% of the transfer price shall be paid upon the execution of Acquisition Agreement, and the remaining 20% shall be paid in shares of common stock of the Company within three months from the date of Acquisition Agreement after SHSI has inspected the and accepted the crude salt field in writing.

On June 27, 2024, SHSI entered into four Crude Salt Field Acquisition Agreements (the “Agreements”) with Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative, Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative, Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative, and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative (together, “Sellers”), pursuant to which Sellers agree to transfer to SHSI, and SHSI agrees to purchase from Sellers, 750,000, 804,000, 385,000, and 822,000 square meters of crude salt field (including the land lease fee) for RMB54.10, RMB54.90, RMB54.00, and RMB55.70 per square meter, respectively, with the total transfer price of RMB40,575,000, RMB44,139,600, RMB20,790,000, and RMB45,785,400, respectively. The term of transfers is from June 29, 2024 to June 28, 2044. 80% of the transfer price shall be paid upon the execution of Agreements, and the remaining 20% shall be paid in shares of common stock of the Company within three months from the date of Agreements after SHSI has inspected the and accepted the crude salt fields in writing.

Nasdaq Compliance

The Company received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) on April 18, 2024 notifying the Company that due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), with the SEC, the Company is not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires the timely filing of all required periodic reports with the SEC, and the Company subsequently received a notice (the “May Notice”) from Nasdaq on May 21, 2024 due to the Company’s non-compliance with the Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Form 10-Q”, together with the Form 10-K, the “Delinquent Reports”). The May Notice states that the Company has until June 17, 2024 to submit to Nasdaq a plan to regain compliance with the Rule.

On June 26, 2024, the Company received a letter from Nasdaq indicating that, based on its further review and the plan of compliance submitted by the Company on June 14, 2024, Nasdaq has determined to grant an exception to enable the Company to regain compliance with the Rule. The terms of the exception are as follows: on or before October 14, 2024, the Company must file the Delinquent Reports, as required by the Rule. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a hearings panel.

Subsequently, on August 20, 2024, the Company received a notice (the “August Notice”) from Nasdaq indicating that, because the Company is delinquent in filing its quarterly report on Form 10-Q for the period ended June 30, 2024, the Company is not in compliance with the Rule. The Notice also indicates that as a result of this additional delinquency, the Company must submit an update to its original plan to regain compliance with respect to the filing requirements. The Company has until September 4, 2024 to submit such update to Nasdaq.

The August Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Select Market. While the Company can provide no assurance to the timing, the Company has submitted a letter to Nasdaq confirming that there has been no change to its original plan to regain compliance with respect to the filing requirements, and will continue to work diligently to complete and file its delayed SEC reports.

Corporate Structure

Our current corporate structure chart is set forth in the following diagram:

Currently, we operate our business through our wholly-owned subsidiaries in China, including (i) Shouguang City Haoyuan Chemical Company Limited, or SCHC; (ii) Shouguang Yuxin Chemical Industry Co., Limited, or SYCI; (iii) Daying County Haoyuan Chemical Co., Ltd., or DCHC; ad (iv) Shouguang Hengde Salt Industry Co. Limited, or SHSI, each a PRC company.

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

On February 17, 2023, the China Securities Regulatory Commission (‘CSRC”) released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we, and all of our PRC subsidiaries are not required to fulfill filing procedures and obtain approvals from the CSRC to continue to offer our securities or operate our business as of the date of this annual report. In addition, to date, none of us and our PRC subsidiaries has received any filing or compliance requirements from CSRC for the listing of the Company at Nasdaq and all of its overseas offerings. Furthermore, based on our understanding of the current PRC laws, we believe that the CSRC’s approval is not required to be obtained for the Company’s listing on Nasdaq; however, there are substantial uncertainties regarding the interpretation and application of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein.

On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secrets Protection and the National Archives Administration jointly issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Provisions, which took effective from March 31, 2023. The Confidentiality and Archives Provisions specify that during the overseas securities offering and listing activities of domestic companies, domestic companies and securities companies and securities service institutions that provide relevant securities business shall, by strictly abiding by the relevant laws and regulations of the PRC and this Confidentiality and Archives Provisions, institute a sound confidentiality and archives administration systems, take necessary measures to fulfill confidentiality and archives administration obligations, and shall not divulge any national secrets, work secrets of governmental agencies and harm national and public interests. Confidentiality and Archives Provisions provides that it is applicable to initial public offerings as well as other types of securities listing of PRC domestic enterprises, and any future issuance of securities and listing activities after the initial listing. Working papers generated in the PRC by securities companies and securities service providers that provide relevant securities services for overseas issuance and listing of securities by domestic companies shall be kept in the PRC. Confidentiality and Archives Provisions provide no explicit definition of working papers. In practice, the securities companies’ working papers usually refer to various important information and work records related to the securities business obtained and prepared by the securities companies and securities service providers and their representatives in the whole process of the securities businesses, such as due diligence work. Without the approval of relevant competent authorities, such as CSRC, MOF PRC National Administration of State Secrets Protection, and National Archives Administration of China, depending on the nature and transmission method of secrets, it shall not be transferred overseas. Where documents or materials need to be transferred outside of the PRC, it shall be subject to the approval procedures in accordance with relevant PRC regulations. The relevant competent authorities, such as, CSRC, MOF, PRC National Administration of State Secrets Protection, and National Archives Administration of China will regulate, supervise and inspect pursuant to their respective statutory mandates over matters of Confidentiality and Archives Administration concerning overseas offering and listing by domestic companies. As Confidentiality and Archives Administration is newly promulgated, there is substantial uncertainty regarding their specific requirements. If we fail to comply with related laws and regulation, we may be subject to fine, confiscation, blocking transmission or criminal offense. We have taken measures to adopt management systems for the compliance of Confidentiality and Archives Provisions. We believe our listing does not involve in national secrets, work secrets of governmental agencies and undermine national and public interests. There is no assurance that we will be able to meet all applicable regulatory requirements and guidelines, or comply with all applicable regulations at all times, or that we will not be subject to fines or other penalties in the future as a result of regulatory inspections.

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

Holding Foreign Company Accountable Act

Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act (“HFCAA”), if the PCAOB is unable to adequately inspect audit documentation located in China, or investigate our auditor. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law, and amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. Our auditor, GGF CPA LTD., Certified Public Accountants, is a China-based accounting firm registered with the PCAOB, and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in the China and is subject to inspection by the PCAOB on a regular basis. On August 26, 2022, the PCAOB signed the Protocol with the CSRC and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s control. The PCAOB is continuing to demand complete access in China mainland and Hong Kong moving forward and was already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed. Therefore, the PCAOB in the future may determine that it is unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. Our auditor’s working papers related to us and our subsidiaries are located in China. If our auditor is not permitted to provide requested audit work papers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of our auditor through such inspections which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA, which would result in the delisting of our securities from the Nasdaq. See “Risk Factors - Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.”

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

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by the local governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020. The Company received verbal notification from the government regarding Factory No. 8, allowing it to recommence production in August 2022. Factory No. 8 began contributing revenue in the fourth quarter 2022.

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 25, 2023 until February 20, 2024. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed operations at the bromine and crude salt factories as scheduled in February 2024.

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

We secured the land for our upcoming chemical factory and obtained the final approval regarding environmental protection assessment. Construction of the new chemical facilities located at Bohai Marine Fine Chemical Industrial Park, commenced in June 2020. Initially, the construction was projected to last around one year, with an additional six months for equipment installation and testing, However, due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been postponed. The Company has received the refrigeration and air compressor units.  The estimated total cost for the relocation process is approximately $69 million. As of December 31, 2023 and 2022, the Company incurred relocation costs in the amount of $45,584,344 and $45,584,344, respectively. Additionally, the procurement of the final equipment for our chemical factory has been postponed until we have a better understanding of the potential for derivative bromine products. We anticipate proceeding with the completion of its chemical factory in due course. However, in the event that the Chinese economy persists in its weakness and if we perceives this trend to be ongoing, there is a possibility that the chemical factory could be repurposed for the production of Sodium-Ion batteries.

In January 2017, the Company completed the construction of the first brine water and natural gas well field in Daying County, Sichuan Province, and commenced trial production in January 2019. On May 29, 2019, the Company received verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, mandating the need for project approval for its Daying well, encompassing the entire natural gas and brine water project. This also includes approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals are obtained, the Company must temporarily suspend trial production at its natural gas well in Daying. Additionally, in compliance with the Chinese government new policies, the Company is required to obtain an exploration license for bromine and a mining license for natural gas. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company is engaged in ongoing discussions with the government of Daying County regarding the establishment of a joint venture for the exploration and production of natural gas and brine products in Sichuan.

We are not writing off any of the goodwill related to our chemicals business. We believe the upcoming chemical factory could produce sales and profits. We believe there may be much less capacity in the chemical industry, as many factories may be permanently closed. In addition, other competitor factories may reduce their production capacity. We expect to have a factory that operates efficiently. Considering the above factors and our strength with better equipment, we expect to generate sales and earnings in this segment at a level well above previous periods.

We will continue to control the land and buildings where the old chemical factories are located. At this time, we have not considered how or if we can monetize those assets.

In April 2022, our subsidiary, Shouguang Hengde Salt Industry Co. Ltd, was incorporated in Shandong Province, China, specifically for crude salt production and trading. This subsidiary was established in response to a new government policy mandating separate registrations for bromine and crude salt companies.

The Company is awaiting governmental approval for Factories No. 2 and No. 10.

Impact of COVID-19 on Our Operations and Financial Performance

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 had resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. Substantially all of our revenues and workforce are concentrated in China. In response to the intensifying efforts to contain the spread of COVID-19, the Chinese government took a number of actions, which included extending the Chinese New Year holiday in 2020, quarantining individuals suspected of having COVID-19, asking residents in China to stay at home and to avoid public gathering, among other things. The outbreak of the virus resulted in slight delay in the commencement of operations for Factory No.1, No. 4, No. 7, No. 9, and No. 8, and may potentially delay the approval for the remaining two factories, including No. 2, and No. 10. It is, however, still unclear how the pandemic will evolve going forward, and we cannot assure you whether the COVID-19 pandemic will again bring about significant negative impact on our business operations, financial condition and operating results, including but not limited to negative impact to our total revenues.

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI.  At the present time, SYCI is closed pursuant to the letter from government dated on November 24, 2017. It is being relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City. SYCI paid $8,978,553 for a 50-year lease of a piece of land for its new factories at Bohai Marine Fine Chemical Industrial Park in December 2017 and leased another piece of land from the third party for its new chemical factory. We received the final approval for our new chemical factory and started construction in June 2020.

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

Sales and Marketing

We have an in-house sales staff of 7 persons. Our customers send their orders to us first.  Our in-house sales staff then attempts to satisfy these orders based on our actual production schedules and inventories on hand. Many of our customers have a long term relationship with us. We expect this to continue due to stable demand for mineral products, however, these relationships cannot be guaranteed in the future.

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers.  Our principal customers during 2023 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, and Shouguang Weidong Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy.

During the year ended December 31, 2023, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $10,866,228 or approximately 40.36% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 14%, respectively, of total net revenue from the sale of bromine.

During the year ended December 31, 2022, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $19,581,606 or approximately 33% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 12%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2023 and 2022, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $2,971,467 and $6,996,553, respectively, or approximately 100% and 100% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 38% and 39%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2023 and 2022, the net revenue for the chemical products was $0.

During each of the years ended December 31, 2023 and 2022, the net revenue for the natural gas was $0.

During each of the years ended December 31, 2023 and 2022, the net revenue for the equipment lease was $150,861 and $132,993.

Principal Suppliers

Our principal external suppliers are Laizhou Shengfu Chemical Company Limited, Weifang Wanhong Chemical Company Limited, Shandong Xinlong International Trade Company Limited, Shouguang Runfeng trading Company Limited.

During the year ended December 31, 2023 and 2022, we purchased 100% of raw materials for our bromine and crude production from our top three suppliers.

During the year ended December 31, 2023 and 2022, we did not purchase any raw materials for chemical products production. This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of keen competition and the trend of less bromine contraction of brine water being extracted in Shouguang City, Shandong Province, the Company intended to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. On January 30, 2015 we announced that we had found natural gas resources under our bromine well in Sichuan Province. On November 23, 2015, the Company’s subsidiary SCHC entered into an agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt). In January 2017, the Company completed the construction of the first brine water and natural gas well field in Sichuan Province. Subsequently, the Company found some issues related to the water and other potential impurities in the natural gas during trial production. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company completed the test production at its first natural gas well in Sichuan Province and commenced trial production in January 2019.

On May 29, 2019, the Company received verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, mandating the need for project approval for its Daying well, encompassing the entire natural gas and brine water project. This also includes approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals are obtained, the Company must temporarily suspend trial production at its natural gas well in Daying. Additionally, in compliance with the Chinese government new policies, the Company is required to obtain an exploration license for bromine and a mining license for natural gas. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company is engaged in ongoing discussions with the government of Daying County regarding the establishment of a joint venture for the exploration and production of natural gas and brine products in Sichuan.

On September 1, 2017, the Company received notification from the Government of Yangkou Town, Shouguang City of PRC that production at all its factories must be halted immediately. This was required for the Company to perform rectification and improvement in compliance with the local new safety and environmental protection requirements.

The Company has worked closely with the county authorities to develop rectification plans for its bromine and crude salt businesses, reaching an agreement on a plan in October 2017. During the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018. The Shouguang City Bromine Association, on behalf of all the bromine producers in Shouguang, initiated negotiations with the local government agencies. The local governmental agencies acknowleged the facts that their initial requirements for the bromine industry did not include the project, the planning and land use rights approvals, which were later introduced by the provincial government as new requirements. The Company understood from the local government that local government were coordinating with various government agencies to solve these three outstanding approval issues in a timely manner and that all impacted bromine plants are not allowed to commence production prior to obtaining those approvals. In April 2019, Factory No.1, Factory No.5 and Factory No.7 (Factory no. 5 is considered part of Factory no.7 and both are managed as one factory since 2010) resumed operations upon receipt of verbal notification from local government of Yangkou County. Then, on May 7, 2019, the Company renamed its Subdivision Factory No. 1 to Factory No. 4; and Factory No. 5 (previously integrated with Factory No. 7) as the new Factory No. 7.

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s all bromine facilities, including Factory No.1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated on February 27, 2020 issued by the local governmental authority which allows us to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s factories No.7 and No.1 started trial production in middle March, 2020, and commenced commercial production on April 3, 2020.

The Company received oral notification from the government regarding Factory No. 8, allowing it to resume production in August 2022. Factory No.8 began contributing revenue in the fourth quarter 2022.

The Company is awaiting governmental approval for Factories No. 2 and No. 10. To our knowledge, the government is finalizing plans for all mining areas, including flood prevention measures. As a result, we may be required to make certain modifications to our existing wells and aqueducts prior to commencement of operations of these factories in order to satisfy the local government's requirements. The Company completed its flood prevention project in December 2023. This project was implemented for safeguarding its bromine facilities.

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 25, 2023 until February 20, 2024. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed operations at the bromine and crude salt factories as scheduled in February 2024.

▼ Chemical Products

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (the “November 2017 Letter”). Since then, our chemical factory has been shut down. We believe this is part of the country’s efforts to improve the development of the chemical industry, facilitate safe production and curb environmental pollution, and ensure the quality of living environment of residents. The Company expects to cost approximately $69 million in total in connection with the relocation. The Company incurred relocation costs in the amount of $45,584,344 as of December 31, 2023.

In January 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the planned Yuxin Chemical factory. Construction of the new chemical facilities at Bohai Marine Fine Chemical Industrial Park commenced in June 2020, with the bulk of the civil engineering works completed by the end of June 2021. However, due to the supply chain issues as well as the electric restrictions in China, the delivery of some equipment, along with the equipment installation and testing and beginning trial production at the chemical factory, was delayed. On February 22, 2022, the Company announced that discussions with the government had led to an easing of electricity restrictions. As a result, the Company re-engaged with its suppliers to proceed with the production and delivery of the remainder of the equipment, aiming to finish installation and begin testing and trial production. At this stage, the Company also began preparation work for its application for safety and environmental assessment. Additionally, the procurement of the final equipment for our chemical factory has been postponed until we have a better understanding of the potential for derivative bromine products. We anticipate proceeding with the completion of its chemical factory in due course. However, in the event that the Chinese economy persists in its weakness and if we perceives this trend to be ongoing, there is a possibility that the chemical factory could be repurposed for the production of Sodium-Ion batteries.

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

Human Capital Resources

Employee Profiles

As of December 31, 2023, we employed approximately 380 full-time employees, of whom approximately 78% are with SCHC、SHSI and DCHC, and 22% are with SYCI. Approximately 29% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

Total Rewards

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 16% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $681,540 for fiscal year 2023.

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

 We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

The Company received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) on April 18, 2024 notifying the Company that due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), with the SEC, the Company is not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires the timely filing of all required periodic reports with the SEC, and the Company subsequently received a notice (the “May Notice”) from Nasdaq on May 21, 2024 due to the Company’s non-compliance with the Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Form 10-Q”, together with the Form 10-K, the “Delinquent Reports”). The May Notice states that the Company has until June 17, 2024 to submit to Nasdaq a plan to regain compliance with the Rule.

On June 26, 2024, the Company received a letter from Nasdaq indicating that, based on its further review and the plan of compliance submitted by the Company on June 14, 2024, Nasdaq has determined to grant an exception to enable the Company to regain compliance with the Rule. The terms of the exception are as follows: on or before October 14, 2024, the Company must file the Delinquent Reports, as required by the Rule. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a hearings panel.

Subsequently, on August 20, 2024, the Company received a notice (the “August Notice”) from Nasdaq indicating that, because the Company is delinquent in filing its quarterly report on Form 10-Q for the period ended June 30, 2024, the Company is not in compliance with the Rule. The Notice also indicates that as a result of this additional delinquency, the Company must submit an update to its original plan to regain compliance with respect to the filing requirements. The Company has until September 4, 2024 to submit such update to Nasdaq.

The August Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Select Market. While the Company can provide no assurance to the timing, the Company has submitted a letter to Nasdaq confirming that there has been no change to its original plan to regain compliance with respect to the filing requirements, and will continue to work diligently to complete and file its delayed SEC reports.

On or before October 14, 2024, we must evidence compliance with the Rule, which requires the timely filing of all required periodic reports with the SEC. If we fail to regain compliance with the Rule, or fail to evidence compliance with the Rule by October 14, 2024, we may be subject to delisting. In that event, we would have the right to a hearing before a Nasdaq hearings panel, which would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from Nasdaq, and if our common stock is delisted, our warrants will also be delisted. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

•	we may be unable to raise equity capital on acceptable terms or at all;
•	we may lose the confidence of our customers, which would jeopardize our ability to continue our business as currently conducted;
•	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
•	holders may be unable to sell or purchase our securities when they wish to do so;
•	we may become subject to stockholder litigation;
•	we may lose the interest of institutional investors in our common stock;
•	we may lose media and analyst coverage;
•	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
•	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

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

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. PRC has recently proposed new rules that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China-based internet giants. On January 4, 2022, the Cyberspace Administration of China, or CAC, issued the revised Measures on Cyberspace Security Review (the “Revised Measures”), which came into effect on February 15, 2022. Under the Revised Measures, any “network platform operator” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. Pursuant to the Revised Measures, companies holding data on more than 1 million users must now apply for cybersecurity approval when seeking listings in other nations due to the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.”

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

The occurrence of security breaches and cyber-attacks could negatively impact our business.

Information technology systems are important to our business and operations. We are subject to attempts to compromise our security and information systems, including denial of service attacks, viruses, malicious software or ransomware, and exploitations of system flaws or weaknesses. Error or malfeasance or other irregularities may also result in the failure of our or our third-party service providers' cybersecurity measures and may give rise to a cybersecurity incident. The techniques used to conduct security breaches and cyber-attacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until launched against us or our third-party service providers. We or our third-party service providers may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. The primary risks that could directly result from the occurrence of security breaches and cyber-attacks include operational interruption, financial losses, personal information leakage and non-compliance. The occurrence of such incidents could negatively impact our business operations and our relationships with customers and employees, and damage our reputation. If we or our third-party service providers are unable to avert security breaches and cyber-attacks, we could incur significantly higher costs, including remediation costs to repair damage caused by the breach, costs to deploy additional personnel and network protection technologies, train employees and engage third-party experts and consultants, as well as litigation costs resulting from the incident. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

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

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we and all of our PRC subsidiaries are not required to fulfill filing procedures and obtain approvals from the CSRC to continue to offer our securities or operate our business as of the date of this annual report. In addition, to date, none of us and our PRC subsidiaries has received any filing or compliance requirements from CSRC for the listing of the Company at Nasdaq and all of its overseas offerings. Furthermore, based on our understanding of the current PRC laws, we believe that the CSRC’s approval is not required to be obtained for the Company’s listing on Nasdaq; however, there are substantial uncertainties regarding the interpretation and application of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein.

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

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022, amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize the interim final rules previously adopted in March 2021 to implement the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the PRC, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future. On August 26, 2022, the PCAOB signed the Protocol with the CSRC and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. The PCAOB is continuing to demand complete access in China mainland and Hong Kong moving forward and was already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed. Therefore, the PCAOB may in the future determine that it is unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong.

Our auditor, GGF CPA LTD, Certified Public Accountants, the independent registered public accounting firm that issued the audit report included in our annual report, an auditor of companies that are traded publicly in the United States and an China-based accounting firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is based in the China and is subject to inspection by the PCAOB on a regular basis.

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

Our PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries, as a Foreign Invested Enterprise, or FIE, are required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after tax profits if the aggregate balance of the common reserve has already accounted for over 50 percent of its registered capital. These reserves are not distributable as cash dividends. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC subsidiaries to distribute dividends or other payments to their respective shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We face risks associated with cybersecurity. For additional details on risks from cybersecurity threats, please refer to “Item 1A. Risk Factors - The occurrence of security breaches and cyber-attacks could negatively impact our business.” and “- If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.”

The purpose of our cybersecurity program is to assess, identify, manage and mitigate cybersecurity risk while supporting the achievement of our business objectives. Under our comprehensive risk management program, the Board of Directors of the Company maintains oversight of the most significant risks facing the Company, including cybersecurity risks, while senior management is responsible for the identification and prioritization of risks that are material to our business, corresponding risk-mitigation efforts and day-to-day management of our risk management program. The full Board of Directors retains oversight over management’s cybersecurity efforts. At least annually, and often more frequently, our Board of Directors receives cybersecurity briefings from senior executives, including, when appropriate, executives focused on cybersecurity matters.

Our companywide cybersecurity policy sets the framework for our approach to cybersecurity. Each business unit and our corporate headquarters designates individuals with appropriate qualifications and experience to be responsible for addressing cybersecurity matters, including assessing, identifying and managing risks from cybersecurity threats, with a direct reporting line to senior management. Under our approach to cybersecurity, each business unit designs and operates its own information and cybersecurity program tailored to its market, customer requirements, regulatory requirements and threats. Our cybersecurity policy and procedures are designed to ensure senior management receives timely and adequate information regarding cybersecurity matters, including threats and incident response, as appropriate to the matter. Our policies and procedures are also designed to oversee and identify material cybersecurity risks related to third-party vendors and service providers.

As part of our approach to cyber risk management, we regularly perform internal audits of internal processes and controls relating to cybersecurity. From time to time, as appropriate under our overall cybersecurity program, we engage third-party experts to support the assessment of cyber related risks, including to conduct cyber penetration testing.

To its knowledge, the Company has not experienced a material cybersecurity breach within the last three years, nor identified any risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations or financial condition.

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

DCHC is a registered company exploring and developing natural gas and brine resources (including bromine and crude salt) in China located in No.14 team, Liguanggou Village, Tianbao Township, Daying County, Suining City, Sichuan Province,China.

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

The following is a description of the land use and mineral rights related to each of the nine properties held by SCHC as of December 31, 2023.

All of the bromine factories are under rectification process without production.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2023	30.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 4 (originally named as Subdivision of Factory No. 1) – State-owned Shouguang Qinshuibo Farm
Area	0.79 acres
Date of Factory lease	January 1, 2011
Factory Lease Term	Twenty Years
Factory lease Expiration Date	2030
The number of remaining years to expiration of the of the factory lease as of December 31, 2023	7.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB5,000,000
Mining Permit No.:	Under application

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2023	29 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2021, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 2 – State Operated Shouguang Qingshuibo Farm
Area	568 acres
Date of Acquisition	December 30, 2010
Land Use Rights Lease Term	Thirty Years
Land Use Rights Expiration Date	2040
The number of remaining years to expiration of the of the land lease as of December 31, 2023	17.7 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB172,500 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 7 (originally named as No. 5)– Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2023	31 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2023	35.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150 (increase 5% per two years)
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2023	35.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2023	36.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,200 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 13, 2021
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2031
The number of remaining years to expiration of the of the land lease as of December 31, 2023	8.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB1,376,000
Mining Permit No.:	Under application

Leased Facility

On November 5, 2010, SCHC entered into a Lease Contract with State-Operated Shouguang Qingshuibo Farm. Pursuant to the Lease Contract, SCHC shall lease certain property with an area of 3,192 square meters (or 0.8 acres) and buildings adjacent to the Company’s Factory No. 1.  There are currently non-operating bromine production facilities on the property which have not been in production for more than 12 months.  The annual lease payment for the property is RMB 5.0 million, approximately $705,950, per year and shall be paid by SCHC no later than June 30th of each year.  The term of the Lease Contract is for twenty years commencing January 1, 2011. The Lease Contract may be renewed by SCHC for an additional twenty year period on the same terms.  The Lessor has agreed to permit SCHC to reconstruct and renovate the existing bromine production facilities on the property.

The chart below represents the annual production capacity and annualized utilization ratios for our bromine producing properties currently leased by the Company, which are all located in Shouguang City, Shandong Province, China. There are no proven and probable reserves located on our properties.

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2023 Utilization Ratio	2022 Utilization Ratio
Factory No. 1	—	6,442	6,681	33%	36%
Factory No. 2	April 7, 2007	1,846	4,844	—	—

Factory No. 7* (originally named as No. 5 and No. 7)	October 25, 2007/ January 7, 2009	3,776	6,986	34%	35%

Factory No. 8	September 7, 2009	2,723	4,016	33%	3%
Factory No. 9	June 7, 2010	759	2,793	41%	54%
Factory No.4 (originally named as Subdivision of Factory No. 1)	January 1, 2011	1	3,186	28%	43%
Factory No. 10	December 22, 2011	1,700	3,000	—	—

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2023			2022
Bromine Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	2,223	2,220	23,760	2,401	2,402	51,184
Factory No. 2	—	—	—	—	—	—
Factory No. 3**	—	—	—	—	—	—
Factory No. 4**	—	—	—	—	—	—
Factory No. 7* (originally named as No. 5 and No. 7) *	2,403	2,405	23,783	2,433	2,434	51,185

Factory No. 8	1,314	1,300	23,574	116	108	51,327
Factory No. 9	1,142	1,147	23,715	1,504	1,506	51,193
Factory No. 4 (originally know Subdivision of Factory No. 1)	879	879	24,072	1,367	1,367	51,181
Factory No. 10	—	—	—	—	—	—
Factory No. 11**	—	—	—	—	—	—
Total	7,961	7,951		7,821	7,817

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

**	Factory No. 3, 4 and 11 were demolished in September 2018.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2023			2022
Crude Salt Facility	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)	Produced (in tons)	Sold (in tons)	Selling price (RMB/ton)
Factory No. 1	1,750	3,250	216	4,790	3,780	272
Factory No. 2	5,930	6,650	238	7,480	3,330	239
Factory No. 7* (Originally Named as No. 5 and No. 7) *	42,160	41,280	215	111,740	109,210	258

Factory No. 8	23,900	23,900	205	17,880	17,880	256
Factory No. 9	20,440	22,021	221	56,470	50,320	255
Total	94,180	97,101		198,360	184,520

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019

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

Equity Compensation Plan Information

2019 Incentive Stock Plan

On December 18, 2019, the Company’s Annual General Meeting adopted and approved the 2019 Omnibus Equity Incentive Plan of Gulf Resources, Inc.(the”2019 Plan”). Under the 2019 Plan, the Company has reserved a total of 2,068,398 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

On November 30, 2021, the Company’s Annual General Meeting approved to amend the 2019 Plan to increase the number of shares of common stock authorized for issuance under the plan by 900,000 shares.

All shares of common stock under the 2019 Plan, as amended, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2023, have been reserved.

Our Equity Compensation Plans

The following table provides information as of December 31, 2023 about our equity compensation plans and arrangements.

Equity Compensation Plan Information -as of December 31, 2023

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	561,801
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	561,801

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

Bromine and Crude Salt

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

The Shouguang City Bromine Association, on behalf of all the bromine producers in Shouguang, initiated negotiations with the local government agencies. The local governmental agencies acknowledged the facts that their initial requirements for the bromine industry did not include the project, the planning and the land use rights approvals, which were later introduced by the provincial government as new requirements. The Company understood from the local government that local government were coordinating with various government agencies to solve these three outstanding approval issues in a timely manner and that all impacted bromine plants will not be allowed to commence production prior to obtaining those approvals. In February 2019, the Company received a notification from the local government of Yangkou County that its Factories No. 1, No. 4, No. 7 and No. 9 passed inspection and were allowed to resume operations. In April 2019, Factory No. 1 and No. 7 resumed operations.

Subsequently, the Company received an approval dated on February 27, 2020 issued by the local governmental authority which allows us to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020 to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s factories No.7 and No.1 started trial production in middle-March, 2020, and commenced commercial production on April 3, 2020.

The Company received oral notification from the government regarding Factory No. 8, allowing it to resume production in August 2022. Factory No.8 began contributing revenue in the fourth quarter 2022.

The Company is awaiting governmental approval for Factories No. 2 and No. 10. To our knowledge, the government is finalizing plans for all mining areas, including flood prevention measures . As a result, we may be required to make certain modifications to our existing wells and aqueducts prior to commencement of operations of these factories in order to satisfy the local government's requirements. The Company completed its flood prevention project in December 2023. This project was implemented for safeguarding its bromine facilities.

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 25, 2023 until February 20, 2024. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed operations at the bromine and crude salt factories as scheduled in February 2024.

Chemical Products

On November 24, 2017, the Company received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Chemical companies that are not being asked to move into the park are being permanently closed.  Since our factories closed, the Company has secured from the government the land use rights for its chemical plant. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. Construction of the new chemical facilities at Bohai Marine Fine Chemical Industrial Park commenced in June 2020. Initially, the construction was projected to last around one year, with an additional six months for equipment installation and testing. However, due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been postponed. The Company has received the refrigeration and air compressor units.  Additionally, the procurement of the final equipment for our chemical factory has been postponed until we have a better understanding of the potential for derivative bromine products. We anticipate proceeding with the completion of its chemical factory in due course. However, in the event that the Chinese economy persists in its weakness and if we perceives this trend to be ongoing, there is a possibility that the chemical factory could be repurposed for the production of Sodium-Ion batteries.

In January 2017, the Company completed the construction of the first brine water and natural gas well field in Daying County, Sichuan Province, and commenced trial production in January 2019. On May 29, 2019, the Company received verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, mandating the need for project approval for its Daying well, encompassing the entire natural gas and brine water project. This also includes approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals are obtained, the Company must temporarily suspend trial production at its natural gas well in Daying. Additionally, in compliance with the Chinese government new policies, the Company is required to obtain an exploration license for bromine and a mining license for natural gas. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company is engaged in ongoing discussions with the government of Daying County regarding the establishment of a joint venture for the exploration and production of natural gas and brine products in Sichuan.

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC、SYCI and DCHC, the consolidated financial statements and the information presented below as of and for the year ended December 31, 2023. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Flood Prevention Project

In August 2023, the Company initiated its preventive measures for safeguarding its bromine facilities. Our strategy involves the renovation of the channels of four major rivers within our mining area, encompassing the tributary of the Mihe River. The aim is to prevent flooding that could harm the wells, aqueducts and crude salt pans at our plant. In December 2023, the Company completed this flood prevention project. As of December 31, 2023, we incurred $46,510,856 in other expenses for the project.

The cost incurred for four major rivers are: (1) Liansigou Section for $8,057,722;(2) Mi River Section for $20,168,321;(3) Ta River Section $10,070,033; (4) Weitan River Section for $8,214,780.

RESULTS OF OPERATIONS.

Year ended December 31, 2023 as compared to year ended December 31, 2022

	Years ended
	December 31, 2023	December 31, 2022	Percent Change Increase/ (Decrease)
Net Revenue	$30,043,790	$66,094,486	(55%)
Cost of Net Revenue	$(28,089,953)	$(28,669,152)	(2%)
Gross Profit	$1,953,837	$37,425,334	(95%)
Sales, Marketing and Other Operating Expense	$(59,055)	$(62,871)	(6%)
Direct labor and factory overheads incurred during plant shutdown	$(9,544,675)	$(12,002,629)	(20%)
General and Administrative Expenses	$(4,240,832)	$(6,028,079)	(30%)
Other Operating Expense	$—	$(2,850,059)	(100%)
(Loss)/Profit from Operations	$(11,890,725)	$16,481,696	(172%)
Other Income, Net	$144,919	$164,739	(12%)
Expenditure on water pollution treatment	$(46,510,856)	$—	N/A
(Loss) /Income before Taxes	$(58,256,662)	$16,646,435	(450%)
Income Tax Expense (Benefit)	$(3,538,617)	$(6,586,985)	(46%)
Net (Loss) /Income	$(61,795,279)	$10,059,450	(714%)

Net Loss of $61,795,279 was mainly attributable to decreased sales, reduced margins. Additionally, the compensation expenses amounted to $451,350  for shares issued to company employees, officers and consultant for the year 2023. The Company also incurred losses of $46,510,856 on a flood prevention project.

Net Revenue The table below shows the changes in net revenue in the respective segment of the Company for the fiscal year 2023 compared to the same period in 2022:

	Net Revenue by Segment
	Year Ended		Year Ended		Percent Increase (Decrease)
	December 31, 2023		December 31, 2022		of Net Revenue
Segment		% of total		% of total
Bromine	$26,921,462	89.6%	$58,964,941	89.2%	(54.3%)
Crude Salt	2,971,467	9.9%	6,996,552	10.6%	(57.5%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$29,892,929	99.5%	$65,961,493	99.8%	(54.7%)
Equipment Lease	150,861	0.5%	132,993	0.2%	13.4%
Total sales	$30,043,790	100.0%	$66,094,486	100.0%	(54.5%)

	Years Ended December 31		Percent Change
Bromine and crude salt segments product sold in tonnes	2023	2022	Increase
Bromine (excluded volume sold to SYCI)	7,951	7,817	2%
Crude Salt	97,101	184,520	(47%)

Bromine segment

Net revenue from our bromine segment decreased by 54.3% to $26,921,462 for the year ended December 31, 2023, compared to $58,964,941 for the year ended December 31, 2022. This decrease was due to a 55% decrease in average selling price.

Crude salt segment

Net revenue from our crude salt segment decreased by 57.5% to $2,971,467 for the year ended December 31, 2023, compared to $6,996,552 for the last year. This decrease was due to a decrease in crude salt unit price of 19% and a decrease in volume of 47%.

Chemical products segment

 For the years ended December 31, 2023 and December 31, 2022, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the years ended December 31, 2023, and December 31, 2022, the net revenue for the natural gas production was $0.

Equipment Lease

For the year ended December 31, 2023, and December 31, 2022, the net revenue for the equipment lease was $150,861 and $132,993.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2023		December 31, 2022		Net Revenue
Segment		% of total		% of total
Bromine	$26,521,281	94%	$25,087,171	88%	5.7%
Crude Salt	1,567,993	6%	3,581,567	12%	(56.2%)
Chemical Products	—	—	—	—	—
Natural Gas	679	—	414	—	64.0%
Total	$28,089,953	100%	$28,669,152	100%	(2.0%)

Cost of net revenue primarily includes costs of the raw materials consumed, the direct salaries and benefits for production staff, electricity costs, depreciation and amortization of manufacturing plant and machinery, and other manufacturing-related costs. Our cost of net revenue was $28,089,953 for the year ended December 31, 2023, representing a $579,199 (or 2%) decrease compared to the preceding year.

In May 2022, we separated the bromine and the crude salt business to comply with government regulations. This separation required a reevaluation of cost allocations, resulting in increased allocations to bromine and decreased allocations to crude salt.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2023	31,506	25%
Fiscal year 2022	31,506	25%
Variance of the fiscal year 2023 and 2022	0	0%

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the year ended December 31, 2023, the cost of net revenue for the bromine segment was $26,521,281.

For the year ended December 31, 2022, the cost of net revenue for the bromine segment was $25,087,171.

Crude salt segment

For the year ended December 31, 2023, the cost of net revenue for the crude salt segment was $1,567,993.The cost of net revenue for our crude salt segment for the year ended December 31, 2022 was $3,581,567.

Chemical products segment

Cost of net revenue for our chemical products segment for the fiscal year 2023 and 2022 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the year ended December 31, 2023 and 2022 was $679 and $414.

Gross Profit. Gross profit was $1,953,837, or 7%, of net revenue for the year ended December 31, 2023, compared to $37,425,334, or 57%, of net revenue for the same period in 2022.

	Gross Profit (Loss) by Segment				% Point Change
	Year Ended		Year Ended		of Gross
	December 31, 2023		December 31, 2022		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit (loss) Margin
Bromine	$400,181	2%	$33,877,770	58%	(56%)
Crude Salt	1,403,474	47%	3,414,985	49%	(2%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Equipment Lease	150.182	100%	132,579	100%	0%
Total Gross Profit	$1,953,837	7%	$37,425,334	57%	(50%)

Bromine segment

For the year ended December 31, 2023,  gross profit margin for our bromine segment was 2% compared to 58% in the previous year.  This decrease was primarily attributable to the lower average selling price of bromine of $3,386 per ton in the year ended December 31, 2023, compared to $7,543 per ton in the year ended December 31, 2022.

For the year ended December 31, 2022, the gross profit margin for our bromine segment was 58%.

Crude salt segment

For the year ended December 31, 2023, the gross profit margin for our crude salt segment was 47%, compared to 49% in the preceding year, representing a 2% decrease. This decrease was primarily attributable to the lower average selling price of crude salt of $31 per ton in the year ended December 31, 2023 compared to $38 per ton in the year ended December 31, 2022。

Direct labor and factory overheads incurred during plant shutdown. On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC stating that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) amounted $9,544,675 and $12,002,629 for fiscal years 2023 and 2022, which were presented as operating expenses instead of in cost of revenue. The increase in direct labor and factory overhead costs was primarily attributable to the factories operation status during the fiscal year 2023 and year 2022, respectively. These five factories (including No.1,No.4,No.7,No.8 and No.9)were in production during the year 2023.

General and Administrative Expenses. General and administrative expenses were $4,240,832 for the year ended December 31, 2023, representing a decrease of $1,787,247 (or 30%) as compared to$6,028,079 for the same period in 2022.

(Loss)/Profit from Operations. Operating loss was $11,890,725 for the fiscal year 2023, compared to a profit of $16,481,696 in the same period in 2022.

	Income (loss) from Operations by Segment
	Year ended December 31, 2023		Year ended December 31, 2022
Segment:		% of total		% of total
Bromine	$(10,005,755)	90.1%	$17,905,181	99.0%
Crude Salt	$640,309	(5.8%)	$2,301,885	12.7%
Chemical Products	$(1,653,349)	14.9%	$(1,953,230)	(10.8%)
Natural Gas	$(86,284)	0.7%	$(148,099)	(0.9%)
Profit (Loss) from operations before corporate costs	$(11,105,079)	100%	$18,105,737	100%
Corporate costs	$(785,646)		$(1,060,405)
Unrealized gain (loss) on translation of intercompany balance	$—		$(563,636)
(Loss)/Profit from operations before taxes	$(11,890,725)		$16,481,696

Bromine segment

Loss from operations from our bromine segment was $10,005,755 for the fiscal year 2023, compared to an income of $17,905,181 in the same period in 2022. The decrease in income was primarily due to a 55% decrease in average selling price.

Crude salt segment

Income from operations from our crude salt segment was $640,309 for fiscal year 2023, compared to an income of $2,301,885 in the same period in 2022. The main reason for the decline in crude salt in 2023 compared with 2022 is that the unit price of sales is down by 19%, and the sales volume is also down by 47%.

Chemical products segment

Loss from operations from our chemical products segment was $1,653,349 for the fiscal year 2023, compared to a loss of $1,953,230 in the same period in 2022.

Natural gas segment

Loss from operations from our natural gas segment was $86,284 for the fiscal year 2023, compared to a loss of $148,099 in the same period in 2022.

Other (Expense)/Income, Net. Other income, net, which represent bank interest income, net of finance lease interest expense was $144,919 for the fiscal year 2023, representing a decrease of $19,820 (or approximately 12%) as compared to the preceding year.

Expenditure on water pollution treatment. Expenditure on water pollution treatment was $46,510,856 in the fiscal year 2023.

Net (Loss)/Income. Net loss was $61,795,279 for the fiscal year 2023, compared to net income of $10,059,450 in the preceding year.

Net (Loss)/Income Per Share

For the fiscal year 2023, net loss per share was $5.92 compared to net income of $1.00 in the preceding year. There were 10,726,924 shares outstanding compared to 10,431,924 shares.

Foreign Currency Translation Adjustment

For the fiscal year 2023, the Company had a negative foreign currency translation adjustment of $5,025,980 versus a negative adjustment of $24,886,118 in the previous year. This adjustment impacts all balance sheet translations into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, cash and cash equivalents were $72,223,894 as compared to $108,226,214 as of December 31, 2022.  The components of this decrease of $36,002,320 are reflected below.

Statement of Cash Flows
	Years Ended December 31
	2023	2022
Net cash (used in) provided by operating activities	$(32,751,851)	$51,149,065
Net cash used in investing activities	$—	$(37,560,932)
Net cash used in financing activities	$(267,810)	$(264,863)
Effects of exchange rate changes on cash and cash equivalents	$(2,982,659)	$(864,319)
Net decrease in cash and cash equipment	$(36,002,320)	$12,458,951

For the fiscal years 2023 and 2022, we met our working capital and capital investment requirements by using cash flows from operations and cash on hand.

Net Cash (Used in)/Provided by Operating Activities

During the year ended December 31, 2023, cash flow used in operating activities of approximately $32.75 million was mainly due to a net loss of $61.8 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $27.13 million and an increase in accounts and other payable and accrued expenses of $1.11 million.

During the year ended December 31, 2022, cash flow provided by operating activities of approximately $51.1 million was mainly due to a net income of $10.06 million, a decrease in accounts receivable of $8.2 million, a decrease in accounts payable of $0.8 million, a decrease in deferred taxes of $6.59 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $26.78 million, offset by an increases in operating leases and prepayments.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
		% of total		% of total
Aged 1-30 days	$2,040,377	42%	$2,792,156	52%
Aged 31-60 days	2,460,233	51%	2,571,010	48%
Aged 61-90 days	365,086	7%	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$4,865,696	100%	$5,363,166	100%

The overall accounts receivable balance as of December 31, 2023 decreased by $497,470, compared to those of December 31, 2022. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	December 31, 2023		December 31, 2022
		% of total		% of total
Raw materials	$32,840	5%	$26,192	2%
Finished goods	544,389	95%	1,572,380	98%
Total	$577,229	100%	$1,598,572	100%

The net inventory level as of December 31, 2023 decreased by $1,021,343, as compared to the net inventory level as of December 31, 2022, one of the main reasons for the reduction in inventories was the decline in sales.

Raw materials increased by $6,648 as of December 31, 2023, as compared to December 31, 2022.

Finished goods decreased by $1,027,991 as of December 31, 2023, as compared to December 31, 2022.

Net Cash Used In Investing Activities

For the fiscal year 2023, we used $0 for investing activities.

For the fiscal year 2022, we used approximately $37.6 million for investing activities.

Net Cash Used In Financing Activities

For the fiscal year 2023 and 2022, we used $0.3 million to repay finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

As of December 31, 2023, we had approximately $72 million in available cash, all of which is in highly liquid current deposits yielding minimal or no interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Going Concern Consideration

There is no significant uncertainty about the continuing operations of the Company.

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2023 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 19 - Capital Commitment and Other Service Contractual Obligations.”

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

GULF RESOURCES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID #2729)	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID #1171)	F-3

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F7 – F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 – F-28

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gulf Resources, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2023, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2023, the related notes, and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Property, plant and equipment, net

As described in Note 1 to the consolidated financial statements, property, plant and equipment consisted of facilities for products, mineral rights, constructions in process and producing oil and gas properties. The Company reviews the economic benefits associated with the item purchased periodically. Once the Company determine the likelihood of economic benefits associated is probable, the item would be recognized as an asset.

We identified determining carrying amount of property, plant and equipment as a critical audit matter due to the material balance on the balance sheet and significant judgement and assumptions were used by the Management regarding the timing and ability to contribute to the generation of cash flows, which in turn led to a high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating audit evidence relating to Management’s assessment of the carrying amount.

The primary procedures we performed to address this critical audit matter included the following:

-	Reviewed the Company’s accounting policies, assumptions and estimates.
-	Physical inspection.
-	Examined contracts.
-	Performed independent analysis for impairment testing.

/s/GGF CPA LTD

We have served as the Company’s auditor since 2024.

Guangzhou, Guangdong, China

PCAOB NO: 2729

September 27, 2024

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

San Mateo, CA

March 31, 2023

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31, 2023	December 31, 2022
Current Assets
Cash	$72,223,894	$108,226,214
Accounts receivable, net	4,865,696	5,363,166
Inventories, net	577,229	1,598,572
Prepayments and deposits	8,395,290	4,236,782
Other receivables	7,482	637
Total current assets	86,069,591	119,425,371
Non-Current Assets
Property, plant and equipment, net	122,188,023	149,916,766
Finance lease right-of use assets	83,115	163,868
Operating lease right-of-use assets	6,699,784	8,098,427
Prepaid land leases, net of current portion	9,772,170	9,508,001
Deferred tax assets, net	1,859,025	5,318,909
Total non-current assets	140,602,117	173,005,971
Total Assets	$226,671,708	$292,431,342

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$8,833,936	$7,823,722
Taxes payable-current	475,630	699,563
Advance from customer	42,705	—
Amount due to related parties	2,586,658	2,605,694
Finance lease liability, current portion	172,625	213,346
Operating lease liabilities, current portion	473,653	433,440
Total current liabilities	12,585,207	11,775,765
Non-Current Liabilities
Finance lease liability, net of current portion	1,312,950	1,461,721
Operating lease liabilities, net of current portion	7,525,255	7,575,651
Total non-current liabilities	8,838,205	9,037,372
Total Liabilities	21,423,412	20,813,137

Commitment and Contingencies	—	—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 11,012,754 and 10,717,754 shares issued; and 10,726,924 and 10,431,924 shares outstanding as of December 31, 2023 and 2022	24,623	24,476
Treasury stock; 285,830 shares as of December 31, 2023 and 2022 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,688,262	101,237,059
Retained earnings unappropriated	96,294,256	158,089,535
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(18,053,269)	(13,027,289)
Total Stockholders’ Equity	205,248,296	271,618,205
Total Liabilities and Stockholders’ Equity	$226,671,708	$292,431,342

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. dollars)

	Years Ended December 31,
	2023	2022

NET REVENUE	$30,043,790	$66,094,486

OPERATING COSTS AND EXPENSE
Cost of revenues	(28,089,953)	(28,669,152)
Sales and marketing expenses	(59,055)	(62,871)
Direct labor and factory overheads	(9,544,675)	(12,002,629)
General and administrative expenses	(4,240,832)	(6,028,079)
Other operating expense	—	(2,850,059)
	(41,934,515)	(49,612,790)

INCOME FROM OPERATIONS	(11,890,725)	16,481,696

OTHER INCOME (EXPENSE)
Interest expense	(105,209)	(121,402)
Interest income	250,128	286,141
Expenditure on water pollution treatment	(46,510,856)	—
INCOME BEFORE INCOME TAXES	(58,256,662)	16,646,435

INCOME TAX EXPENSE	(3,538,617)	(6,586,985)
NET (LOSS)/INCOME	$(61,795,279)	$10,059,450

COMPREHENSIVE INCOME (LOSS):
NET (LOSS)/INCOME	$(61,795,279)	$10,059,450
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	(5,025,980)	(24,886,118)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(66,821,259)	$(14,826,668)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(5.92)	$1.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	10,435,965	10,038,982

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2023 AND 2022
(Expressed in U.S. dollars)

	Common stock
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT JANUARY 1, 2022	10,517,754	10,471,924	45,830	$24,376	$(510,329)	$100,569,159	$150,463,638	$24,233,544	$11,858,829	$286,639,217
Restricted shares issued for services	200,000	200,000	—	100	(862,344)	667,900	—	—	—	(194,344)
Repurchase stocks	—	(240,000)	240,000	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	(24,886,118)	(24,886,118)
Net loss for year ended December 31, 2022	—	—	—	—	—	—	7,625,897	2,433,553	—	10,059,450
BALANCE AT DECEMBER 31, 2022	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205

	Common stock
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT JANUARY 1, 2023	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Restricted shares issued for services	295,000	295,000	—	147	—	451,203	—	—	—	451,350
Currency translation adjustment	—	—	—	—	—	—	—	—	(5,025,980)	(5,025,980)
Net loss for year ended December 31, 2023	—	—	—	—	—	—	(61,795,279)	—	—	(61,795,279)
BALANCE AT DECEMBER 31, 2023	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,795,279)	$10,059,450
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization on capital lease	96,914	120,332
Depreciation and amortization	27,139,589	26,775,620
Unrealized translation difference	—	563,636
Deferred tax asset	3,215,727	6,586,985
Stock-based compensation expense	451,350	668,000
Bad debt expense	431	—
Impairment of inventory	230,776	—
Amortization of right-of-use asset	887,603	—
Changes in assets and liabilities
Accounts receivable	410,057	8,195,123
Inventories	769,543	(938,923)
Prepayment and deposits	(4,268,797)	40,430
Advance from customers	42,945	—
Other receivables	(6,849)	—
Accounts and Other payable and accrued expenses	1,114,904	(820,628)
Amount due to related parties	—	778,393
Taxes payable	(213,480)	(288,197)
Lease liabilities	(827,285)	(591,156)
Net cash provided by operating activities	(32,751,851)	51,149,065

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(37,560,932)
Net cash used in investing activities	—	(37,560,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance leases obligation	(267,810)	(264,863)
Net cash used in financing activities	(267,810)	(264,863)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,982,659)	(864,319)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,002,320)	12,458,951
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	108,226,214	95,767,263
CASH AND CASH EQUIVALENTS - END OF YEAR	$72,223,894	$108,226,214

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)
	Years Ended December 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$6,413,065	$10,076,097
Interest on finance lease obligation	$96,914	$120,332
Paid for Flood Prevention Project	$48,384,711	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

(b)      Nature of Business

The Company manufactures and trades bromine through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) ;manufactures and trades crude salt through its wholly owned subsidiary, SHSI; and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (b)(iii)).

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

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by the local governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020. The Company received verbal notification from the government regarding Factory No. 8, allowing it to recommence production in August 2022. Factory No. 8 began contributing revenue in the fourth quarter 2022.

The Company is awaiting governmental approval for Factories No. 2 and No. 10. To our knowledge, the government is finalizing plans for all mining areas, including flood prevention measures. As a result, we may be required to make certain modifications to our existing wells and aqueducts prior to commencement of operations of these factories in order to satisfy the local government's requirements.

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
DECEMBER 31, 2023
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

The Company believes this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payments and deposits for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases, prepayments and deposits and property, plant and equipment in the consolidated balance sheets as of December 31, 2023 and 2022.

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
DECEMBER 31, 2023
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

As of December 31, 2023 and December 31, 2022, the provision for doubtful debts was $25,060 and $25,047. The provision for doubtful accounts in the consolidated statements of consolidated (loss) income for the years ended December 31, 2023 is $431.

(f)      Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $72,223,894 and $108,226,214 with these institutions as of December 31, 2023 and 2022, respectively.  The Company has not experienced any losses in such accounts in the PRC.

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
DECEMBER 31, 2023
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
DECEMBER 31, 2023
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

For the year ended December 31, 2023 and 2022, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(k)      Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $691,033 and $624,827 for the years ended December 31, 2023 and 2022, respectively.

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

(n)      Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the years ended December 31, 2023 and 2022, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

(o)      Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

(p)      Revenue Recognition

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized at a point time when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Customers typically pay after the Company delivers and transfers the products to them in accordance to terms set forth in their contract. Revenue from contracts with customers is disaggregated in Note 17.

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
DECEMBER 31, 2023
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

(s)      Fair Value Measurement

The Company applies Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements.

ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.

ASC Topic 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for identical or similar assets and liabilities in active markets or in inactive markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of December 31, 2023 and 2022.

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

(u)      Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 201807, Compensation - Stock Compensation (Topic 7I8), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The Company has elected to account for the forfeiture of stock-based awards as they occur.

(v)      New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted for the year ended December 31, 2023.

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

GULF RESOURCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(Expressed in U.S. dollars)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2023	December 31, 2022

Accounts receivable	$4,890,756	$5,388,213
Allowance for doubtful debt	(25,060)	(25,047)
	$4,865,696	$5,363,166

The overall accounts receivable balance as of December 31, 2023 decreased by $497,470 compared to those of December 31, 2022. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	December 31, 2023	December 31, 2022

Raw materials	$32,840	$26,192
Finished goods	804,046	1,667,281
Less: impairment	(259,657)	(94,901)
Inventory, net	$577,229	$1,598,572

The Company recorded impairment charges for slow moving inventory in the amounts of $230,776 and $24,745 for the years ended December 31, 2023 and 2022.

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

In December 2017, the Company paid a one lump sum upfront amount of $8,978,553 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of December 31 2023 and 2022. As of December 31, 2023, the prepaid land lease increased to $9,342,176 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Expressed in U.S. dollars)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2023	December 31, 2022
At cost:
Mineral rights	$2,722,997	$2,769,091
Buildings	29,863,200	31,503,908
Plant and machinery	185,738,906	185,972,160
Furniture, fixtures and office equipment	1,456,547	2,281,251
Motor vehicles	126,072	125,293
Construction in process	10,307,491	11,356,546
Total	230,215,213	234,008,249
Less: Accumulated depreciation and amortization	(108,027,190)	(84,091,483)
Impairment	—	—
Net book value	$122,188,023	$149,916,766

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $8,346,742 and $14,713,101 as at December 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2023, depreciation and amortization expense totaled $27,064,404 of which $15,626,277, $4,113,962 and $7,324,165 were recorded in direct labor and factory overheads incurred cost of net revenue，during plant shutdown, and administrative expenses respectively.

During the year ended December 31, 2022, depreciation and amortization expense totaled $26,770,097 of which $14,507,140, $1,777,989 and $10,484,968 were recorded in direct labor and factory overheads incurred cost of net revenue, administrative expenses and during plant shutdown respectively.

NOTE 6 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	December 31, 2023	December 31, 2022
At cost:
Buildings	$211,590	$118,154
Plant and machinery	—	2,161,461
Total	211,590	2,279,615
Less: Accumulated depreciation and amortization	(128,475)	(2,115,747)
Net book value	$83,115	$163,868

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2023, depreciation and amortization expense totaled $61,981, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the year ended December 31, 2022, depreciation and amortization expense totaled $5,523, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

NOTE 7 – OPERATING LEASE RIGHT–OF-USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 29.8 square kilometers with an aggregate operating lease right-of-use assets amount of $7,923,071 as at December 31, 2023.

As of December 31, 2023, the total operating lease ROU assets was $6,699,784.

The total operating lease cost for the years ended December 31, 2023 and 2022 was $887,603 and $978,356.

NOTE 8 – PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022
Accounts payable	$206,984	$57,649
Salary payable	216,253	250,610
Social security insurance contribution payable	172,398	—
Other payable-related party	88,086	89,577
Accrued expense for construction	5,389,437	6,403,742
Accrued expense-others	2,760,778	1,022,144
Total	$8,833,936	$7,823,722

Accrued expense-others mainly include the quality guarantee of water conservancy projects of $2,557,982 and others.

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller that time. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $90,785 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the year ended December 31, 2023 was $88,049. The expense associated with this agreement for the year ended December 31, 2022 was $92,168.

NOTE 9 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
YangMing	Chairman Of the Board
LiuXiaoBin	Chief Executive Officer
LiMin	Chief Financial Officer
MiaoNaiHui	Chief Operating Officer

b)

	December 31,	December 31,
	2023	2022
Amount due to related parties:
YangMing	$416,484	$423,534
LiuXiaoBin	887,214	887,214
LiMin	641,480	647,473
MiaoNaiHui	641,480	647,473
Total	$2,586,658	$2,605,694

The Company repurchased 80,000 shares respectively, valued from each of CEO Xiaobin Liu, COO Naihui Miao, and CFO Min Li in a privately negotiated transaction based on the closing price of the stock of $3.5931 per share on November 30, 2022.

NOTE 10 – TAXES PAYABLE

	December 31,	December 31,
	2023	2022
Land use tax payable	$24,689	$25,107
Value added tax and other taxes payable	450,941	674,456
	$475,630	$699,563

NOTE 11 – LEASE LIABILITIES - FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	December 31,	December 31,
	Interest rate	2023	2022
Total finance lease liability	6.7%	$1,485,575	$1,675,067
Less: Current portion		(172,625)	(213,346)
Finance lease liability, net of current portion		$1,312,950	$1,461,721

Interest expenses from capital lease obligations amounted to $96,914 and $120,332 for the years ended December 31, 2023 and 2022, respectively, which were charged to the consolidated statement of comprehensive income (loss).

The components of operating lease liabilities as follows:

	Discount	December 31,	December 31,
	rate	2023	2022
Total Operating lease liabilities	4.89%	$7,998,908	$8,009,091
Less: Current portion		(473,653)	(433,440)
Operating lease liabilities, net of current portion		$7,525,255	$7,575,651

The weighted average remaining operating lease term at December 31, 2023 was 18.3 years and the weighted average discounts rate was 4.89%, This discount rates used are based on the base rate quoted by the People’s Bank of China and vary with the remaining term of the lease. Lease payments for the years ended December 31, 2023 and 2022, respectively, were $824,572 and $888,692.

Maturities of lease liabilities were as follows:

	Finance lease	Operating Lease
Payable within:
the next 12 months	$265,014	$826,595
the next 13 to 24 months	265,014	833,794
the next 25 to 36 months	265,014	838,034
the next 37 to 48 months	265,014	845,714
the next 49 to 60 months	265,014	850,294
thereafter	530,027	9,262,652
Total	1,855,097	13,457,083
Less: Amount representing interest	(369,522)	(5,458,175)
Present value of net minimum lease payments	$1,485,575	$7,998,908

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

During the year ended December 31, 2023, the Company granted in the aggregate, 295,000 restricted shares of common stock to a consultant, the company's directors, officers and an employee. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan (See Note 14) and vested immediately. The fair value of the award on the date of grant was $451,350 which was expensed in full during the year ended December 31, 2023.

Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Reserve

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Reserve until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As at 31 December 2023, GULF RESOURCES 'statutory provident fund stood at $26.67 million.

NOTE 13 – TREASURY STOCK

As of December 31, 2023 and December 31, 2022, the number of treasury stock of the Company was 285,830 and 285,830, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of December 31, 2023, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan is 561,801 shares.

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

For the year ended December 31, 2023 and 2022, total compensation costs for options issued recorded in the consolidated statement of comprehensive income (loss) were $0 and $0. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2023 and 2022.

NOTE 14 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2023 and December 31, 2023.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2023	—	$—	$—
Exercised	—	$—	$—
Expired	—	—	—
Balance, December 31, 2023	—	—	—

Stock and Warrants Options Exercisable and Outstanding
Weighted Average Remaining
	Outstanding at December 31, 2023	Range of Exercise Prices	Contractual Life (Years)
Exercisable and outstanding	—	—	—

All options exercisable and outstanding at December 31, 2023 are fully vested. As of December 31, 2023, there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2023 and 2022 was $0 and $0.

NOTE 15– EXPENDITURE ON WATER POLLUTION TREATMENT

	December 31, 2023	December 31, 2022

Expenditure on water pollution treatment	$46,510,856	$—
Total	$46,510,856	$—

The Company had done the flood prevention project which involved the renovation of the channels of four major rivers within our mining area, encompassing the tributary of the Mihe River. The aim is to prevent flooding that could harm the wells, aqueducts and crude salt pans at our plant. This Project incurred total expense of $46,510,856. As of December 31, 2023, $48,384,711 (inclusive of tax) has been paid, and the remaining 5% guarantee will be paid in June 2024.

NOTE 16 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2023 and 2022, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended December 31, 2023 and 2022.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the years ended December 31, 2023 and 2022.  The applicable statutory tax rates for the years ended December 31, 2023 and 2022 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of December 31, 2023 and 2022, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $87,160,228 and $147,686,099, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2023 and December 31, 2022, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of December 31, 2023 and December 31, 2022, the unrecognized WHT are $3,396,379 and $6,406,394, respectively.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Years Ended December 31,
	2023	2022
Current taxes – PRC	$(322,890)	$—
Deferred taxes – PRC entities	(3,215,727)	(6,586,985)
Total Income tax (expenses) benefits	$(3,538,617)	$(6,586,985)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and December 31, 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Exploration costs	$1,757,816	$1,787,571
PRC tax losses	11,941,045	12,211,867
US federal net operating loss	1,694,013	1,336,405
Total deferred tax assets	15,392,874	15,335,843
Valuation allowance	(13,533,849)	(10,016,934)
Net deferred tax asset	$1,859,025	$5,318,909

Deferred tax assets consist of future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences. As of December 31, 2023 and 2022, valuation allowances were mainly provided against deferred tax assets caused by exploration costs and net operating loss where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized due to their continuous losses.

The increase in valuation allowance for the year ended December 31, 2023 is 3,516,915.

The increase in valuation allowance for the year ended December 31, 2022 is $34,176.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2023 and 2022.

There were no amounts accrued for penalties and interest for the years ended December 31, 2023 and 2022.

There were no change in unrecognized tax benefits during the years ended December 31, 2023 and 2022.

NOTE 17 – BUSINESS SEGMENTS

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

Year Ended December 31, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$26,921,462	$2,971,467	$—	$150,861	$30,043,790	$—	$30,043,790
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	(10,005,755)	640,309	(1,653,349)	(86,284)	(11,105,079)	(785,646)	(11,890,725)
Income tax (expense) benefit	(3,214,629)	(323,988)	—	—	(3,538,617)	—	(3,538,617)
Loss from operations after income tax (expense) benefit	(13,220,384)	316,321	(1,653,349)	(86,284)	(14,643,696)	(785,646)	(15,429,342)
Total assets	104,414,525	11,747,999	108,259,342	1,983,126	226,404,992	266,716	226,671,708
Depreciation and amortization	25,354,200	1,369,812	313,735	101,842	27,139,589	—	27,139,589
Capital expenditures	—	—	—	—	—	—	—

Year Ended December 31, 2022	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$58,964,941	$6,996,552	$—	$132,993	$66,094,486	$—	$66,094,486
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	17,905,181	2,301,885	(1,953,230)	(148,099)	18,105,737	(1,624,041)	16,481,696
Income tax (expense) benefit	(6,430,926)	(576,485)	420,426	—	(6,586,985)	—	(6,586,985)
Loss from operations after income tax (expense) benefit	11,474,255	1,725,400	(1,532,804)	(148,099)	11,518,752	(1,624,041)	9,894,711
Total assets	168,643,209	11,725,456	110,400,959	1,384,249	292,153,873	277,469	292,431,342
Depreciation and amortization	24,082,665	2,177,808	372,013	143,134	26,775,620	—	26,775,620
Capital expenditures	37,560,932	—	—	—	37,560,932	—	37,560,932

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

	Years Ended December 31,
Reconciliations	2023	2022
Total segment operating Profit (loss)	$(11,105,079)	$18,105,737
Corporate costs	(785,646)	(1,060,405)
Unrealized gain (loss) on translation of intercompany balance	—	(563,636)
Profit (loss) from operations	(11,890,725)	16,481,696
Other income, net of expense	144,919	164,739
Expenditure on water pollution treatment	(46,510,856)	—
Loss before taxes	$(58,256,662)	$16,646,435

The following table shows the major customers (10% or more) for the year ended December 31, 2023

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,735	$1,137	$—	$4,872	16.3%
2	Shandong Brother Technology Limited	$3,639	$998	$—	$4,637	15.5%
3	Shouguang Weidong Chemical Company Limited	$3,492	$837	$—	$4,329	14.5%
4	Shandong Shouguang Shenrunfa Marine Chemical Company Limited	$3,018	$—	$—	$3,018	10.1%

The following table shows the major customers (10% or more) for the year ended December 31, 2022

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$6,842	$2,718	$—	$9,560	14.5%
2	Shandong Brother Technology Limited	$6,745	$2,211	$—	$8,956	13.6%
3	Shouguang Weidong Chemical Company Limited	$5,994	$2,068	$—	$8,061	12.2%

NOTE 18 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2023, the Company sold 61.8% of its products to its top five customers, respectively. As of December 31, 2023, amounts due from these customers were $2,082,217.

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2022, the Company sold 53.6% of its products to its top five customers, respectively. As of December 31, 2022, amounts due from these customers were $3,995,134.

 NOTE 19 – MAJOR SUPPLIERS

During the year ended December 31, 2023, the Company purchased 100% of its raw materials from its top four suppliers.  As of December 31, 2023, amounts due to those suppliers were $206,984.

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of December 31, 2023.

NOTE 21 - SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2023 and up through September 27, 2024 which is the date these consolidation financial statements were available to be issued, except as disclosed below, there are no other material subsequent events to disclose in these consolidated financial statements.

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 25, 2023 to February 20, 2024. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February, 2024 as planned.

The Company retired some fixed assets including aqueducts and wells in June ,2024 for total amount approximately $29,169,008, due to (1) the aqueducts with serious water seepage, potential damage, and easy to cause environmental pollution; (2) Wells found with reduced water flow, low brine content and high energy consumption.

A wholly owned subsidiary of the Company entered into acquisition agreements with various sellers, pursuant to which the Company agreed to acquire from the sellers 5 parcels of crude salt fields located in Shouguang city Yangkou town for the total of aggregate price of RMB 280,762,000 (approximately US$38,619,257 based on the exchange rate on July 3, 2024) in June 2024.

Shandong Shouguang Vegetable Industry Group Co., Ltd. and Shandong Shouguang Vegetable Seed Group Co., Ltd. owe RMB15.0 million (Approximate $2.12 million) and RMB10.0 million (Approximate $1.41 million) to Shandong Deepin City Investment Emergency Lending Fund, respectively. A total of nine companies and individuals provided guarantee to these loans, including Shouguang Haoyuan Chemical Co., Ltd. and Shouguang Yuxin Chemical Co., LTD. However, considering the number of guarantors, the total amount of available fund indicated by Shandong Shouguang Vegetable Industry Group Co., Ltd. and legal advice, Gulf Resources believes that this guaranteed loan has limited impact on the company.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Expressed in U.S. dollars)

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2023	2022

Current Assets
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	144,749,406	210,790,285
Amounts due from group companies	62,288,744	62,642,639
Total non-current assets	207,038,150	273,432,924
Total Assets	$207,038,150	$273,432,924

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$185,042	$209,908
Amounts due to related parties	1,462,110	1,462,110
Amounts due to group companies	142,702	142,701
Total Current Liability	1,789,854	1,814,719

Total Liabilities	$1,789,854	$1,814,719

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 11,012,754 and 10,717,754 shares issued; and 10,726,924 and 10,431,924 shares outstanding as of December 31, 2023 and December 31, 2022	24,623	24,476
Treasury stock; 285,830 shares as of December 31, 2023and December 31, 2022 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,688,262	101,237,059
Retained earnings unappropriated	96,294,256	158,089,535
Retained earnings appropriated	26,667,097	26,667,097
Cumulative translation adjustment	(18,053,269)	(13,027,289)
Total Stockholders’ Equity	205,248,296	271,618,205
Total Liabilities and Stockholders’ Equity	$207,038,150	$273,432,924

Condensed Statements of Comprehensive Loss

	Years Ended December 31,
	2023	2022

OPERATING EXPENSES
General and administrative expenses	$(780,379)	$(1,057,893)
TOTAL OPERATING EXPENSES	(780,379)	(1,057,893)
OTHER EXPENSES
Interest expense	—	—
TOTAL OTHER EXPENSES	—	—
TOTAL EXPENSES	(780,379)	(1,057,893)
Equity in net Loss of subsidiaries	(61,014,900)	11,117,343
LOSS BEFORE INCOME TAXES	(61,795,279)	10,059,450
INCOME TAXES	—	—
NET LOSS	$(61,795,279)	$10,059,450

Condensed Statements of Cash Flows

	Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(61,795,279)	$10,059,450
Adjustments to reconcile net Loss to net cash used in operating activities:
Equity Loss in unconsolidated subsidiaries	61,014,900	11,117,343
Stock-based compensation expense-options	451,350	668,000
Shares issued from treasury stock for services	—	—
Changes in assets and liabilities:
Other payables and accrued expenses	(23,152)	(869,375)
Net cash used in operating activities	(352,181)	(1,259,268)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	352,181	1,259,268
Net cash provided by financing activities	352,181	1,259,268
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—

(i)	Basis of presentation

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

As of December 31, 2023, the Company itself has no purchase commitment, capital commitment and operating lease commitment.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 16, 2024, WWC, P.C. Certified Public Accountants (“WWC”) was dismissed as our independent registered public accounting firm, effective immediately. The decision to dismiss WWC as the Company’s principal independent accountant was approved by the Audit Committee of the Board of Directors of the Company on April 16, 2024.

WWC’s reports on our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through April 16, 2024, there were no disagreements with WWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC, would have caused WWC to make reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided WWC with a copy of the above disclosures and requested that WWC furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of WWC’s letter dated April 16, 2024 was attached as Exhibit 16.1 to a Current Report on Form 8-K that was filed by us with the SEC on April 16, 2024.

On April 16, 2024, we engaged GGF CPA LIMITED (“GGF”) as our independent registered public accounting firm for the fiscal year ending December 31, 2023, effective immediately. During the fiscal years ended December 31, 2023 and 2022 and through April 16, 2024, neither we nor anyone on its behalf consulted with GGF regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that GGF concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a) (1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective.

The Company’s management took all necessary steps to make its disclosure controls to be more efficient by, including, not limited to, (i) more closely monitoring the application of the Company’s comprehensive disclosure policy implementing procedures to strengthen disclosure controls, (ii) enhancing the identification, analysis and control of risks relevant to accurate and timely disclosure, and (iii) ensuring more timely transmission of information and communication within the organization during 2023. Specifically, (i) the Company held weekly meetings with its business units heads and investor relations officers to identify and discuss information that may require public disclosure; (ii) the Company’s management required all business units to report information that may require public disclosure to the Company’s investor relations officers immediately; (iii) the Company’s management consulted with the Company’s outside securities counsel to the extent they deemed necessary; (iv) the Company’s management designated the Company’s investor relations officers as disclosure coordinator to perform functions of collecting information, preparing disclosure, distributing disclosure for review and comment to business units and obtaining comment from each reviewing person and their confirmation that the portions of such disclosure relevant to such person’s areas of responsibility were fairly and accurately presented and did not omit any material information required to be disclosed.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2023, our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Position/Title	Has served as company director since
Xiaobin Liu	56	Chairman, Chief Executive Officer and Director	March 2009
Naihui Miao	56	Secretary, Chief Operating Officer and Director	January 2006
Min Li	47	Chief Financial Officer	N/A
Yibo Yang	45	Director	November 2023
Yang Zou (1)(3)	53	Independent Director	March 2011
Shengwei Ma (1)(2)	56	Independent Director	December 2019
Shitong Jiang (1)(2)(3)	56	Independent Director	April 2008
Dongshan Wang (2)(3)	58	Independent Director	November 2023

(1) Serves as a member of the Audit Committee.

(2) Serves as a member of the Compensation Committee.

(3) Serves as a member of the Nominating and Corporate Governance Committee.

Xiaobin Liu, Chaiman,Chief Executive Officer and Director – Mr. Liu has served as Chairman of the Board of Directors of the Company since November 2023. Mr. Liu was appointed as Chief Executive Officer and Director on March 10, 2009. Mr. Liu joined the Company as Vice President in December 2007. He has served as the Director of Sanya Kangyangnian Health Management Co. LTD since March, 2021. He has served as Chairman of Chengdu Philosopher's Stone Culture Media Co. LTD since August 2018. He served as Chairman of China Shouguang Vegetable Industry Group (Cayman) Inc. from 2011 to 2017. He currently serves as a director of China Shouguang Vegetable Industry Group (Cayman) Inc. Before he joined the Company, Mr. Liu served as project manager of Shenzhen Guangshen Accounting Firm from January 2007 to November 2007; the department manager of Hainan Zhongou Accounting Firm from January 2003 to December 2006; the CFO (equivalent of Vice President) of Dasheng Real Estate Development Company, which is the subsidiary of Saige Dasheng Co., Ltd from May 2002 to November 2002; the CFO of Shenzhen Securities Department of Hainan Saige International Trust Investment Company from May 2000 to August 2004; and the financial manager of Hainan Wanquanyuan Hot Spring Tourism Development Co., Ltd from 1995 to 2000. During this time, he also was the CFO of Qionghai City Guantang Hotspring Leisure Center, the CFO of Qionghai City Wanquanhe Agricultural Development Co., Ltd, the CFO of Qionghai Wanquanhe Hotspring Tourist Development Property Management Co., Ltd, and the CFO of Qionghai Guantangyuzhuang Resort Co., Ltd. Prior to that, Mr. Liu worked in the financial department of Hainan Jinyuan Industrial Co., Ltd, which is a subsidiary of Chinese Black Metal Limited Company Northwest Branch from 1992 to 1995, and the financial department of Shanxi Aircraft Manufacturing Company from 1988 to 1992.  Mr. Liu earned a master degree from the Economic and Management School at Hong Kong City University.

Naihui Miao, Secretary, Chief Operating Officer and Director –  Since January 2006, Mr. Miao has served as Director and Secretary and, since July 2009, Chief Operating officer， of the Company and he is in charge of sales, human resource and business management.  From 2005 to 2006, Mr. Miao served as Vice President of Shouguang City Yuxin Chemical Company Limited as the deputy general manager.  From 1991 to 2005, Mr. Miao served as a Manager and then Vice President of Shouguang City Commercial Trading Center Company Limited.  He was the director of Shouguang Business Trade Center since 1986. He has served as Supervisor of Chengdu Philosopher's Stone Culture Media Co. LTD since August 2018.

Yibo Yang, director – Mr. Yang has served as a director of the Company since November 2023. Mr. Yang has worked at Shouguang Haoyuan Chemical Co., Ltd. since 2009 and currently serves as the deputy general manager of Shouguang Haoyuan Chemical Co., Ltd. Mr. Yang is a 18% shareholder of Shandong Haoyuan Industrial Group. Since December 2020, Mr. Yang has served as the deputy general manager of Shandong Haoyuan Industrial Group. Since July 2023, Mr. Yang has served as the executive director and the managing director for Shouguang City Yuxin Chemical Company Limited. Since June 2023, Mr. Yang has served as the supervisor of Shandong Caiting Lighting Technology Co., Ltd. Mr. Yang holds a Diploma in economic management from Shandong University of Technology.

Yang Zou, Independent Director – Mr. Zou has served as a director of the Company since March 2011. Mr. Zou served as Vice Director of Beijing Zhongtianhuamao Accounting Firm (General Partnership) from July 1, 2017 to August 2018.  He is a Certified Public Accountant of China and holds the certificate of Certified Internal Auditor.  From March 2003 to September 2009, Mr. Zou was chief financial officer of Bohua Ziguang Zhiye Co., Ltd.  From July 2001 to January 2003, Mr. Zou was the audit department manager of financial center of Beijing Hengji Weiye Electronic Products Co., Ltd., where he was in charge of internal audit, financial budget management, and coordination with external audit. From July 1999 to June 2001, Mr. Zou was manager of finance and audit department of Zhonglian Online Information Development Co., Ltd. From September 1993 to June 1999, Mr. Zou had served as assistant auditor, auditor, and head of project audit of Hainan Zhongou Certified Public Accountants Co., Ltd. From July 1991 to August 1993, Mr. Zou was an accountant of department of finance of Hunan Department Store Co., Ltd.  Mr. Zou graduated from Beijing University with bachelor’s degree in finance.

Shitong Jiang, Independent Director – Mr. Jiang has served as a director of the Company since April 2008.  Mr. Jiang is Chief of the Shouguang City Audit Bureau, Shandong Province, has been with the Audit bureau since 1990. During his career at the Shouguang City Audit Bureau he has held multiple positions including, Auditing Officer and Audit Section Deputy Chief. The Shouguang City Audit Bureau is responsible for the independent audit supervision of the affairs of the government. From 1987 to 1990 Mr. Jiang attended Shandong Financial Institution.

Dongshan Wang, Independent Director – Mr. Yang has served as a director of the Company since November 2023. Mr. Wang has served as the vice president and the chief financial officer of Central China Headquarters of Anliang Holding Group since April 2018. Mr. Wang is an International Certified Public accountant, and he holds a national Chief accountant (CFO) qualification certificate. Mr. Wang graduated from Zhengzhou College of Light Industry majored in financial management in 1988.

Shengwei Ma, Independent Director – Mr. Ma has served as a director of the Company since December 2019. Mr. Ma has served as Department Manager of Shouguang City Urban Construction and Investment Group since March 2012.  Mr. Ma holds a Senior Accountant Certificate. Mr. Ma graduated from Central Broadcasting and Television University with bachelor’s degree in accounting in 2004.

Executive Officers and Significant Employees

Min Li, Chief Financial Officer – was appointed a director of the Company on October 30, 2007 and resigned from the position on June 22, 2009.  He has served as Chief Financial Officer since December 2006 and as Chief Financial Officer for Shouguang City Haoyuan Chemical Company Limited. From 2004 to 2006, Mr. Li served as Manager of Financial and Asset Management Department for Shouguang City Yuxin Chemical Company Limited. From 2000 to 2004, Mr. Li served as Manager of the Accounting Department for the Yang Kou Branch of the China Construction Bank.  From 1998 to 1999, Mr Li worked at China Construction Bank Shandong branch and in 2000 Mr. Li worked at the Yangkou Office as the accounting manager.  Mr. Li has a bachelor degree in accounting from Weifang College.

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

Director Independence

The Board of Directors has determined that Yang Zou, Shitong Jiang, Dongshan Wang and Shengwei Ma are independent under Rule 5605(a)(2) of the NASDAQ Listing Rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non independent directors and management. In addition, under applicable rules and regulations, and as determined by the Board, all of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees are “independent” directors.

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

Compensation Committee

The Compensation Committee is responsible for (a) reviewing and providing recommendations to the Board of Directors on matters relating to employee compensation and benefit plans, and (b) assisting the Board in determining the compensation of the Chief Executive Officer and making recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and independent directors. Each of Dongshan Wang, Shitong Jiang and Shengwei Ma are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Wang is the Chairman of Compensation Committee.

Nominating and Corporate Governance Committee

Our Board of Directors established a Nominating and Corporate Governance Committee in June 2009. The purpose of the Nominating and Corporate Governance Committee is to assist our Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess board effectiveness. Each of Dongshan Wang, Shitong Jiang and Yang Zou are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Jiang is the Chairman of Nominating and Corporate Governance Committee.

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

 Xiaobin Liu was appointed as Chief Executive Officer and Director on March 10, 2009, and as Chairman of the Board of Directors of the Company on November 30, 2023. Mr. Liu has years of experience in capital markets, financial and business management, and strategic planning and development.

Naihui Miao Since January 2006, Mr. Miao has served as Director, Secretary and Vice President of the Company. He is in charge of sales, human resource and business management. Mr. Miao has years of experience in the chemical industry, business operations and management, and strategic planning and development..

Yibo Yang was elected as a director on November 30, 2023. Mr. Yang has been in the chemical industry for more than ten years. Mr. Yang is expected to contribute the Board’s vision for the development of the Company.

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

Donghshan Wang was elected as a Director of the Company, and joined the Compensation Committee and the Nominating and Corporate Governance Committee, on November 30,2023. Mr. Whang has vast experience in management, finance, and accounting related matters.

Shengwei Ma was appointed as a Director on December 18, 2019. Mr. Ma holds a Senior Accountant Certificate. Mr. Ma has extensive experience in financial, accounting and management related matters.

Code of Ethics

The Board has adopted a code of ethics applicable to Company’s directors, officers, and employees.  The code of ethics is available at Company’s website, www.gulfresourcesinc.com.

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2023:

Board of Directors	3
Audit Committee	4
Compensation Committee	1
Nominating Committee	1

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by the Company’s executive officers and directors received by it, the Company believes that during 2023, all such reports were filed timely.

Board Diversity Matrix

The table below provides information regarding certain diversity attributes of our directors as of the date of this Annual Report, with categories as set forth by Nasdaq Listing Rule 5605(f).

Board Diversity Matrix

Total Number of Directors:	7

Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender

Directors		7

Part II: Demographic Background

African American or Black

Alaskan Native or American Indian

Asian		7

Hispanic or Latinx

Native Hawaiian or Pacific Islander

White

Two or More Races or Ethnicities

LGBTQ+

Did Not Disclose Demographic Background

We recognize the value of diversity at the Board level and believe that our Board currently comprises an appropriate mix of background, diversity and expertise. In particular, our directors, overall, have significant experience in a variety of industries and sectors, including, among others, the chemical industry, the financial industry, and political operations. Although we have no formal separate written policy, our Nominating and Corporate Governance Committee is required under its charter to recommend nominees that ensure sufficient diversity of backgrounds on our Board. We believe that the diversity of our directors enriches our Board by encouraging fresh perspectives and bringing new and valuable insights to the Board.

Item 11. Executive Compensation

Set forth below is information regarding the compensation paid during the year ended December 31, 2022 and 2023 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

FISCAL YEAR 2023 COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)		Option Awards$(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaobin Liu	2022	—	—	66,800	(1)	—	—	—	—	66,800
CEO	2023	—	—	61,200	(1)	—	—	—	—	61,200

Min Li	2022	17,230	—	66,800	(1)	—	—	—	—	84,030
CFO	2023	16,943	—	61,200	(1)	—	—	—	—	78,143

Naihui Miao	2022	17,230	—	66,800	(1)	—	—	—	—	84,030
COO	2023	16,943	—	61,200	(1)	—	—	—	—	78,143

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

Grants of Plan-Based Awards

The Company granted 100,000 shares of our Common Stock to each of our named executive officers, under Company’s 2019 Omnibus Equity Incentive Plan, as amended, during fiscal year 2023.

FISCAL YEAR 2023 GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stocks or Units	Underlying Options	Option Award($)	and Options ($)
Xiaobin Liu, CEO	Dec 27,2023	—	—	—	—	—	—	40,000	—	—	61,200
Min Li, CFO	Dec 27,2023	—	—	—	—	—	—	40,000	—	—	61,200
Naihui Miao, COO	Dec 27,2023	—	—	—	—	—	—	40,000	—	—	61,200

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

Min Li

The employment agreement for Min Li to serve as Chief Financial Officer of the Company was renewed on January 1, 2024 with a term of one year. Pursuant to the agreement, Mr. Li shall receive annual cash compensation equal to approximately $18,500 subject to changes in the foreign exchange rate and market conditions and be compensated in the Company’s shares under the Company’s equity incentive plan.

Naihui Miao

The employment agreement for Naihui Miao to serve as Chief Operating Officer of the Company was renewed on June 1, 2022 with a term of three years. Mr. Miao is also a member of the Board of Directors. Pursuant to the agreement, Mr. Miao shall receive annual cash compensation equal to approximately $18,500 subject to changes in the foreign exchange rate and market conditions, and be compensated in the Company’s shares under the Company’s equity incentive plan.

In addition, each of our named executive officers is entitled to participate in any and all benefit plans from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.

Assuming the employment of the Company’s named executive officers was to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2023, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Payment
Xiaboin Liu	$0
Min Li	$0
Naihui Miao	$0

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2023.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR END

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

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding the exercise of stock options, stock appreciation rights, and similar instruments and the vesting of restricted stock, restricted stock units and similar instruments, for fiscal year 2023.

FISCAL YEAR 2023 OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Xiaobin Liu, CEO	—	—	40,000	61,200
Min Li, CFO	—	—	40,000	61,200
Naihui Miao, COO	—	—	40,000	61,200

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive directors, Xiaobin Liu and Naihui Miao, who do not receive compensation in their capacity as executive directors, for fiscal year 2023.

FISCAL YEAR 2023 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards $	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ming Yang	$—	—	—	—	—	—	$—
Yibo Yang	10,049	—	—	—	—	—	10,049
Shitong Jiang	—	1,530	—	—	—	—	1,530
Yang Zou	—	1,530	—	—	—	—	1,530
Tengfei Zhang	—	—	—	—	—	—	—
Shengwei Ma	—	1,530	—	—	—	—	1,530
Dongshan Wang		1,530					1,530

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of the date of this annual report, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of the date of this annual report, there were 10,726,924 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class
Xiaobin Liu (CEO and Chairman)	58,115	(2)	*
Yibo Yang (Director)	—		—
Min Li (CFO)	58,115	(2)	*
Naihui Miao (COO)	58,115	(2)	*
Shengwei Ma (Director)	2,000	(3)	*
Yang Zou (Director)	4,000	(4)	*
Shitong Jiang (Director)	4,000	(5)	*
Dongshan Wang (Director)	1,000	(6)	*
All Directors and Executive Officers as a Group (eight persons)	184,345		1.7%
Wenxiang Yu	1,015,945	(7)	9.5%
Shandong Haoyuan Industry Group Ltd.	824,947	(7)	7.7%
Ming Yang	1,985,675	(8)	18.5%

_____________

*     Less than 1%.

(1) The address of each director and executive officer is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong Province, 262700, the People’s Republic of China.

(2) Consists of 58,115 shares held by each individual.

(3) Consists of 2,000 shares held by Mr. Ma.

(4) Consists of 4,000 shares held by Mr. Zou.

(5) Consists of 4,000 shares held by Mr. Jiang.

(6) Consists of 1,000 shares held by Mr. Wang.

(7) The address of the shareholder is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong Province, 262700, the People’s Republic of China. Chen Yang serves as the General Manager, and owns 82% equity interest, of Shandong Haoyuan Industry Group Ltd.

(8) Consists of 634,770 shares owned by Ming Yang, 1,015,945 shares owned by Ms. Wenxiang Yu, the wife of Mr. Yang, 334,960 shares owned by Mr. Zhi Yang, Mr. Yang’s son.  Mr. Yang disclaims beneficial ownership of the shares owned by his wife and son.

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

For details of the related transactions, see “Notes to Consolidated Financial Statements, Note 9 – Related Party Transactions” contained in this Annual Report.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transaction whether or not such transactions exceed $120,000. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Item 14. Principal Accounting Fees and Services

Audit Fees

Our independent public accounting firm is GGF CPA LTD. , Level 3, Shop 119 No. 20, Jingang Avenue, Nansha District, Guangzhou, Guangdong , PCAOB Auditor ID 2729 .

The aggregate fees billed to the Company by its principal accountant for the last two fiscal years were as follows:

Fees	2022	2023
Audit Fees	$170,000	$188,000
Audit Related Fees	—	—
Tax Fees	$5,500	—
All Other Fees	—	—
Total	175,500	188,000

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

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. There were no such fees incurred by the Company in the years ended December 31, 2023 and 2022.

Tax Fees

The tax fee of $nil and $5,500 relate to tax compliance services rendered in each of the years ended December 31, 2023 and 2022.

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b) Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.4	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020.

4.1	Description of Securities, incorporated herein by reference to Exhibit 4.1 to the Registration’s Annual Report on Form 10-K filed on April 14, 2020.

10.1	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

10.2	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Xiaobin Liu, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.3	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Min Li, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.4	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Naihui Miao, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.5	Crude Salt Field Acquisition Agreement dated as of June 26, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang Qingshuibo Farm Co., LTD., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.6	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.7	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.8	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.9	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

16.1	Letter from Morison Cogen LLP, dated July 7, 2021, incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K, filed on July 7, 2021.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on March 16, 2018.

23.1	Consent of WWC, P.C. Certified Public Accountants, an independent registered public accounting firm.*

23.2	Consent of GGF CPA LIMITED, Certified Public Accountants, an independent registered public accounting firm.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Clawback Policy*

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)*

* Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 27, 2024	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: Chief Executive Officer

By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		September 27, 2024
Xiaobin Liu	Chief Executive Officer and Director

/s/ Min Li		September 27, 2024
Min Li	Chief Financial Officer

/s/ Yibo Yang		September 27, 2024
Yibo Yang	Director

/s/ Naihui Miao		September 27, 2024
Naihui Miao	Director

/s/ Dongshan Wang		September 27, 2024
Dongshan Wang	Director

/s/ Yang Zou		September 27, 2024
Yang Zou	Director

/s/ Sheng Wei Ma		September 27, 2024
Sheng Wei Ma	Director

/s/ Shi Tong Jiang		September 27, 2024
Shi Tong Jiang	Director