Form 10-Q
period 2024-03-31
GULF RESOURCES, INC.
filed 2024-10-11
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐  No ☒

As of March 31, 2024, the registrant had outstanding 10,726,924 shares of common stock, excluding 285,830 shares of treasury stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Current Assets
Cash	$70,761,796	$72,223,894
Accounts receivable, net	5,260,054	4,865,696
Inventories, net	634,127	577,229
Prepayments and deposits	8,425,376	8,395,290
Other receivable	8,244	7,482
Total Current Assets	85,089,597	86,069,591
Non-Current Assets
Property, plant and equipment, net	117,237,390	122,188,023
Finance lease right-of use assets	81,692	83,115
Operating lease right-of-use assets	6,560,963	6,699,784
Prepaid land leases, net of current portion	9,751,590	9,772,170
Deferred tax assets, net	3,106,183	1,859,025
Total non-current assets	136,737,818	140,602,117
Total Assets	$221,827,415	$226,671,708

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$8,800,428	$8,833,936
Taxes payable-current	216,747	475,630
Advance from customer	6,369	42,705
Amount due to related parties	2,584,668	2,586,658
Finance lease liability, current portion	175,208	172,625
Operating lease liabilities, current portion	478,808	473,653
Total Current Liabilities	12,262,228	12,585,207
Non-Current Liabilities
Finance lease liability, net of current portion	1,332,594	1,312,950
Operating lease liabilities, net of current portion	7,370,296	7,525,255
Total Non-Current Liabilities	8,702,890	8,838,205
Total Liabilities	$20,965,118	$21,423,412

Commitment and Loss Contingencies	$—	$—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 11,012,754 shares issued; and 10,726,924 shares outstanding as of March 31, 2024 and December 31, 2023	24,623	24,623
Treasury stock; 285,830 shares as of March 31, 2024 and December 31, 2023 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,688,262	101,688,262
Retained earnings unappropriated	92,302,124	96,294,256
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive income	(18,447,136)	(18,053,269)
Total Stockholders’ Equity	200,862,297	205,248,296
Total Liabilities and Stockholders’ Equity	$221,827,415	$226,671,708

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2024	2023

NET REVENUE	$1,307,062	$9,302,007

OPERATING COSTS AND EXPENSE
Cost of net revenue	(2,119,845)	(6,769,074)
Sales and marketing expenses	(4,491)	(13,704)
Direct labor and factory overheads incurred during plant shutdown	(3,734,689)	(2,408,736)
General and administrative expenses	(717,456)	(910,051)
Other operating income	—	—
TOTAL OPERATING COSTS AND EXPENSE	(6,576,481)	(10,101,565)

LOSS FROM OPERATIONS	(5,269,419)	(799,558)

OTHER INCOME (EXPENSE)
Interest expense	(24,830)	(29,630)
Interest income	36,060	70,885
Other expense	(4,003)	—

LOSS BEFORE INCOME TAXES	(5,262,192)	(758,303)

INCOME TAX (EXPENSE) BENEFIT	1,270,060	200,556
NET LOSS	$(3,992,132)	$(557,747)

COMPREHENSIVE LOSS:
NET LOSS	$(3,992,132)	$(557,747)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	(393,867)	3,779,502

TOTAL COMPREHENSIVE (LOSS) INCOME	$(4,385,999)	$3,221,755

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.37)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	10,726,924	10,431,924

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2024 AND 2023
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2023 (Audited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Translation adjustment	—	—	—	—	—	—	—	—	(393,867)	(393,867)
Net loss for three-month period ended March 31, 2024	—	—	—	—	—	—	(3,992,132)	—	—	(3,992,132)
BALANCE AT MARCH 31, 2024(Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$92,302,124	$26,667,097	$(18,447,136)	$200,862,297

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2022 (Audited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Translation adjustment	—	—	—	—	—	—	—	—	3,779,502	3,779,502
Net loss for three-month period ended March 31, 2023	—	—	—	—	—	—	(557,747)	—	—	(557,747)
BALANCE AT MARCH 31, 2023(Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$157,531,788	$26,667,097	$(9,247,787)	$274,839,960

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,992,132)	$(557,747)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization on capital lease	24,830	28,560
Depreciation and amortization	4,733,475	5,360,224
Unrealized translation difference	—	(32,352)
Deferred tax asset	(1,270,060)	(200,556)
Amortization of right-of-use asset	217,345	—
Changes in assets and liabilities
Accounts receivable	(402,545)	211,870
Inventories	(57,859)	1,035,921
Prepayments and deposits	(44,903)	(109,604)
Advance from customers	(36,222)	—
Other receivables	(774)	(527)
Accounts and Other payable and accrued expenses	(17,847)	(772,506)
Amount due to related Parties	—	—
Taxes payable	(257,766)	282,007
Lease liabilities	(226,018)	(413,737)
Net cash (used in) provided by operating activities	(1,330,476)	4,831,553

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(32,742)
Net cash used in investing activities	—	(32,742)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(131,622)	2,746,808
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,462,098)	7,545,619
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	72,223,894	108,226,214
CASH AND CASH EQUIVALENTS - END OF PERIOD	$70,761,796	$115,771,833

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the three-month period ended March 31, 2024 for:
Paid for taxes	$481,153	$1,670,428
Interest on finance lease obligation	$24,830	$28,560
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019 to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by thelocal governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020. The Company received verbal notification from the government regarding Factory No. 8, allowing it to recommence production in August 2022. Factory No. 8 began contributing revenue in the fourth quarter 2022.

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

The Company estimates this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, purchase of plant and equipment and construction costs and installation costs incurred for the new chemical factory in the amount of $45,584,344 and $45,584,344, which were recorded in the Property, plant and equipment in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

(iii) Natural Gas Segment

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province, China, and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection,environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management(Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments until the governmental planning has been finalized.

(c)          Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The most significant accounting estimates with regard to these consolidated financial statements that require the most significant and subjective judgments include, but are not limited to, useful lives of property, plant and equipment,recoverability of long-lived assets, determination of impairment losses, assessment of market value of inventories and provision for inventory obsolescence, allowance for doubtful accounts, recognition and measurement of deferred income taxes, valuation allowance for deferred tax assets, and assumptions used for the valuation of share based payments. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

(d)          Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less. Because of short maturity of these investments, the carrying amounts approximate their fair values.

(e)           Allowance for Doubtful Accounts

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

 (f)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $70,761,796 and $72,223,894 with these institutions as of March 31, 2024 and December 31, 2023, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(g)           Property, Plant and Equipment

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

(h)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $123,123 and $154,184 for the three-month periods ended March 31, 2024 and 2023, respectively.

(i)           Revenue Recognition

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

MARCH 31, 2024

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

For the three-month period ended March 31, 2024 and 2023, the Company determined that there were no events or circumstances indicating possible additional impairment of its long-lived assets.

(k)           Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the three-month periods ended March 31, 2024 and 2023, respectively.

Because the Company reported a net loss for the three-month periods ended March 31, 2024 and 2023, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(l)           Reporting Currency and Translation

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

(m)           Foreign Operations

All of the Company’s operations and assets are located in PRC.  The Company may be adversely affected by possible political or economic events in this country.  The effect of these factors cannot be accurately predicted.

(n)           Inventories

Inventories are stated at the lower of cost, determined on a first-in first-out cost basis, or net realizable value. Costs of work-in-progress and finished goods comprise direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less costs to complete and selling expenses.

(o)       Leases

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

MARCH 31, 2024

(Expressed in U.S. dollars)

(UNAUDITED)

 NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(p)        Stock-based Compensation

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

(q)        Loss Contingencies

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

(r)        Income Tax

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

(s)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

(t)      Fair Value Measurement

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of March 31, 2024 and 2023.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

	March 31, 2024	December 31, 2023

Accounts receivable	$5,285,069	$4,890,756
Allowance for doubtful debt	(25,015)	(25,060)
	$5,260,054	$4,865,696

The overall accounts receivable balance as of March 31, 2024 increased by $394,358 compared to those of December 31, 2023. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	March 31, 2024	December 31, 2023

Raw materials	$30,829	$32,840
Finished goods	862,495	804,046
Less: impairment	(259,197)	(259,657)
Inventory, net	$634,127	$577,229

As of March 31, 2024 and December 31, 2023, the reserve for inventory impairment was due to exchange rate changes.

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

In December 2017, the Company paid a one lump sum upfront amount of $8,962,655 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of March 31 2024 and December 31, 2023. As of March 31, 2024, the prepaid land lease increased to $9,325,634 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2024	December 31, 2023
At cost:
Mineral rights	$2,718,176	$2,722,997
Buildings	29,810,323	29,863,200
Plant and machinery	185,410,025	185,738,906
Furniture, fixtures and office equipment	1,453,968	1,456,547
Motor vehicles	125,849	126,072
Construction in process	10,289,240	10,307,491
Total	229,807,581	230,215,213
Less: Accumulated depreciation and amortization	(112,570,191)	(108,027,190)
Impairment	—	—
Net book value	$117,237,390	$122,188,023

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $8,067,740 and $8,346,742 as at March 31, 2024 and December 31, 2023, respectively.

During the three-month period ended March 31, 2024, depreciation and amortization expense totaled $4,729,242, of which $3,106,788, $201,504 and $1,420,950 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue, respectively.

During the three-month period ended March 31, 2023, depreciation and amortization expense totaled $5,358,871, of which $1,949,836, $429,955 and $2,979,080 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue, respectively.

NOTE 6 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance lease, net consist of the following:

	March 31, 2024	December 31, 2023
At cost:
Buildings	$211,215	$211,590
Plant and machinery	—	—
Total	211,215	211,590
Less: Accumulated depreciation and amortization	(129,523)	(128,475)
Net book value	$81,692	$83,115

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2024, depreciation and amortization expense totaled $1,270, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three-month period ended March 31, 2023, depreciation and amortization expense totaled $1,353, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 7 – OPERATING LEASE RIGHT-OF USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 29.8 square kilometers with an aggregate operating lease right-of-use assets amount of $7,821,687 as at March 31, 2024.

As of March 31, 2024, the total operating lease ROU assets was $6,560,963.

The total operating lease cost for the three-month period ended March 31, 2024 and 2023 was $217,345 and $241,021.

NOTE 8 –PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Accounts payable	$208,416	$206,984
Salary payable	215,822	216,253
Social security insurance contribution payable	173,502	172,398
Other payable-related party	—	88,086
Accrued expense for construction	5,379,894	5,389,437
Accrued expense-others	2,822,794	2,760,778
Total	$8,800,428	$8,833,936

Accrued expense-others mainly include the quality guarantee of water conservancy projects of $2,552,044 and others.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $87,927 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the three months ended March 31, 2024 and 2023 was approximately $21,982 and $22,696.

NOTE 9 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Chairman Of the Board
Liu XiaoBin	Chief Executive Officer
Li Min	Chief Financial Officer
Miao NaiHui	Chief Operating Officer

b)

	March 31,	December 31,
	2024	2023
Amount due to related parties:
Yang Ming	$415,748	$416,484
Liu XiaoBin	887,214	887,214
Li Min	640,853	641,480
Miao NaiHui	640,853	641,480
Total	$2,584,668	$2,586,658

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and to returned all, or a portion of their cash compensation earned for their services with the Company, which may be considered for future compensation should the Company improve its results of operations.

NOTE 10 – TAXES PAYABLE

	March 31,	December 31,
	2024	2023
Land use tax payable	19,571	24,689
Value added tax and other taxes payable	197,176	450,941
Total	$216,747	$475,630

NOTE 11 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	March 31,	December 31,
	Interest rate	2024	2023
Total finance lease liability	6.7%	$1,507,802	$1,485,575
Less: Current portion		(175,208)	(172,625)
Finance lease liability, net of current portion		$1,332,594	$1,312,950

Interest expenses from a finance lease liability amounted to $24,830 and $28,560 for the three-month periods ended March 31, 2024 and 2023, respectively, were charged to the condensed consolidated statement of loss.

The components of operating lease liabilities as follows:

	Imputed	March 31,	December 31,
	Interest rate	2024	2023
Total operating lease liabilities	4.89%	$7,849,104	$7,998,908
Less: Current portion		(478,808)	(473,653)
Operating lease liabilities, net of current portion		$7,370,296	$7,525,255

The weighted average remaining operating lease term at March 31, 2024 was 18 years and the weighted average discounts rate was 4.89%. This discount rates used are based on the base rate quoted by the People's Bank of China and vary with the remaining term of the lease. Lease payment in the three-months ended March 31, 2024 and 2023 was $226,259 and $239,898.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$264,544	$826,748
the next 13 to 24 months	264,544	832,318
the next 25 to 36 months	264,544	838,248
the next 37 to 48 months	264,544	844,217
the next 49 to 60 months	264,544	850,571
thereafter	529,089	9,014,897
Total	1,851,809	13,206,999
Less: Amount representing interest	(344,007)	(5,357,895)
Present value of net minimum lease payments	1,507,802	$7,849,104

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

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As at 31 March, 2024, GULF RESOURCES 'statutory provident fund stood at $26.67 million.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – TREASURY STOCK

As of March 31, 2024 and December 31, 2023, the number of treasury stock of the Company was 285,830 and 285,830, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of March 31, 2024, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan was 561,801 shares.

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

For the three months ended March 31, 2024 and 2023, total compensation costs for options issued recorded in the consolidated statement of loss were $0. There were no related tax benefits as a full valuation allowance was recorded in the three months ended March 31, 2024 and 2023.

The following table summarizes all Company stock option transactions between January 1, 2024 and March 31, 2024.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2024	—	$—	$—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, March 31, 2024	—	$—	$—

Stock Options and Warrants Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at March 31, 2024	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding at March 31, 2024 are fully vested. As of March 31, 2024 there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2024 and 2023 was $0.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)           United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2024 and 2023, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2024 and 2023.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month periods ended March 31, 2024 and 2023.  The applicable statutory tax rates for the three-month periods ended March 31, 2024 and 2023 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of March 31, 2024 and December 31, 2023, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $81,618,519 and $87,160,228, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2024 and December 31, 2023, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of March 31, 2024 and December 31, 2023, the unrecognized WHT are $3,120,996 and $3,396,379, respectively.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Three-Month Period Ended March 31,
	2024	2023

Current taxes – PRC	$—	$—
Deferred tax – PRC entities	(1,270,060)	(200,556)
Total Income tax (expenses) benefits	$(1,270,060)	$(200,556)

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,754,703	1,757,816
PRC tax losses	13,191,313	11,941,045
US federal net operating loss	1,708,489	1,694,013
Total deferred tax assets	16,654,505	15,392,874
Valuation allowance	(13,548,322)	(13,533,849)
Net deferred tax asset	$3,106,183	$1,859,025

Deferred tax assets consist of future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences. As of March 31, 2024 and 2023, valuation allowances were mainly provided against deferred tax assets caused by exploration costs and net operating loss where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized due to their continuous losses.

The increase in valuation allowance for the three-month period ended March 31, 2024 is $14,473.

The decrease in valuation allowance for the three-month period ended March 31, 2023 is $206,671.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2024 and December 31, 2023 and no amounts accrued for penalties and interest for the three months ended March 31, 2024 and 2023.

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

Three-Month Period Ended March 31, 2024	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,146,197	$116,671	$—	$44,194	$1,307,062	$—	$1,307,062
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income expense	(4,782,815)	(75,092)	(314,824)	(27,709)	(5,200,440)	(68,979)	(5,269,419)
Income tax (expense) benefit	1,198,071	—	71,989	—	1,270,060	—	1,270,060
Loss from operations after income taxes(expense) benefit	(3,584,744)	(75,092)	(242,835)	(27,709)	(3,930,380)	(68,979)	(3,999,359)
Total assets	100,370,933	11,517,576	107,776,242	1,912,377	221,577,128	250,287	221,827,415
Depreciation and amortization	4,449,468	181,891	68,357	33,759	4,733,475	—	4,733,475
Capital expenditures	—	—	—	—	—	—	—

Three-Month Period Ended March 31, 2023	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$8,470,372	$748,681	$—	$82,954	$9,302,007	$—	$9,302,007
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income benefit	(409,692)	42,930	(417,873)	12,685	(771,950)	(27,608)	(799,558)
Income tax benefit	94,593	(11,323)	117,286	—	200,556	—	200,556
Loss from operations after income taxes(benefit)	(315,099)	31,607	(300,587)	12,685	(571,394)	(27,608)	(599,002)
Total assets	171,616,991	11,738,247	110,666,925	1,369,522	295,391,685	347,851	295,739,536
Depreciation and amortization	5,065,606	188,687	70,911	35,020	5,360,224	—	5,360,224
Capital expenditures	32,742	—	—	—	32,742	—	32,742

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2024	2023
Total segment operating loss	$(5,200,440)	$(771,950)
Corporate costs	(68,979)	(59,960)
Unrealized gain (loss) on translation of intercompany balance	—	32,352
Loss from operations	(5,269,419)	(799,558)
Other income	11,230	41,255
Other Expenses	(4,003)	—
Loss before taxes	$(5,262,192)	$(758,303)

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$134	$63	$—	$197	15.1%
2	Shouguang Weidong Chemical Company Limited	135	26	—	161	12.3%
3	Shandong Brother Technology Limited	133	28	—	161	12.3%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$135	$—	$—	$135	10.3%

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2023.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Brother Technology Limited	$1,182	$285	$—	$1,467	15.9%
2	Shandong Morui Chemical Company Limited	1,177	260	—	1,437	15.6%
3	Shouguang Weidong Chemical Company Limited	1,186	202	—	1,388	15.1%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$963	$—	$—	$963	10.4%

NOTE 17 – CUSTOMER CONCENTRATION

During the three-month period ended March 31, 2024, the Company sold 55% of its products to its top five customers. As of March 31, 2024, amounts due from these customers were $2,803,534.

During the three-month period ended March 31, 2023, the Company sold 64% of its products to its top five customers. As of March 31, 2023, amounts due from these customers were $3,492,933.

NOTE 18 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2024, the Company purchased 100% of its raw materials from its top three suppliers.  As of March 31, 2024, amounts due to those suppliers were $207,431.

During the three-month period ended March 31, 2023, the Company purchased 100% of its raw materials from its top three suppliers.  As of March 31, 2023, amounts due to those suppliers were $411,554.

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of March 31, 2024.

NOTE 20 - SUBSEQUENT EVENT

In June 2024, the Company retired some fixed assets including aqueducts and wells for a total amount approximately $29,169,008. This decision was made due to the following reasons: (1) the aqueducts exhibits serious water seepage, posed potential damage, and could lead to environmental pollution; (2) the wells were found to have reduced water flow, low brine content and high energy consumption.

In June 2024, SHSI, a wholly owned subsidiary of the Company, signed acquisition agreements with each of several sellers. Under these agreements, each seller agrees to transfer to SHSI, and SHSI agrees to purchase from each seller, a parcel of crude salt field located in Shouguang city Yangkou town. The total of aggregate price for these acquisitions is RMB 280,762,000 (approximately US$38,619,257 based on the exchange rate on July 3, 2024.

Shandong Shouguang Vegetable Industry Group Co., Ltd. and Shandong Shouguang Vegetable Seed Group Co., Ltd. owe RMB15.0million (Approximate $2.12 million) and RMB10.0 million (Approximate $1.41 million) to Shandong Deepin City InvestmentEmergency Lending Fund, respectively. A total of nine companies and individuals provided guarantee to these loans, includingShouguang Haoyuan Chemical Co., Ltd. and Shouguang Yuxin Chemical Co., LTD. However, considering the number of guarantors,the total amount of available fund indicated by Shandong Shouguang Vegetable Industry Group Co., Ltd. and legal advice, GulfResources believes that this guaranteed loan has limited impact on the company.

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

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park.Chemical companies that are not being asked to move into the park are being permanently closed.  Since our factories closed, the Company has secured from the government the land use rights for its chemical plant. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. The construction was expected to take approximately one year and an additional six months to complete the equipment installation and testing, however due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been delayed. The Company has received the refrigeration and air compressor units.  The rest equipment is expected to be delivered by the second quarter of 2023. The Company intends to start installation of equipment and may start testing andtrial production by the end of 2023 or beginning of 2024.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2024 and 2023.

Comparison of the Three-Month Periods Ended March 31, 2024 and 2023

	Three-Month Period Ended March 31, 2024	Three-Month Period Ended March 31, 2023	Percent Change Increase/ (Decrease)
Net revenue	$1,307,062	$9,302,007	(86%)
Cost of net revenue	$(2,119,845)	$(6,769,074)	(69%)
Gross profit (loss)	$(812,783)	$2,532,933	(132%)
Sales and marketing expenses	$(4,491)	$(13,704)	(67%)
Direct labor and factory overheads incurred during plant shutdown	$(3,734,689)	(2,408,736)	55%
General and administrative expenses	$(717,456)	$(910,051)	(21%)
Other Operating Income	$—	$—	—
Loss from operations	$(5,269,419)	$(799,558)	559%
Other income, net	$11,230	$41,255	(73%)
Other expense	$(4,003)	$—	—
Loss before taxes	$(5,262,192)	$(758,303)	594%
Income tax benefit	$1,270,060	$200,556	533%
Net loss	$(3,992,132)	$(557,747)	616%

Net revenue The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended March 31, 2024 compared to the same period in 2023:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change
	March 31, 2024		March 31, 2023		Increase
Segment		% of total		% of total
Bromine	$1,146,197	88%	$8,470,372	91%	(86%)
Crude Salt	$116,671	9%	$748,681	8%	(84%)
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	$—	—	—
Total	$1,262,868	97%	$9,219,053	99%	(86%)
Equipment Lease	$44,194	3%	$82,954	1%	(47%)
Total sales	$1,307,062	100%	$9,302,007	100%	(86%)

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2024	March 31, 2023	Increase
Bromine (excluded volume sold to SYCI)	451	2,020	(78%)
Crude Salt	4,071	20,360	(80%)

Bromine segment

For the three-month periods ended March 31, 2024 and 2023, the net revenue for the bromine segment was $1,146,197 and $8,470,372. This decrease was due to the 78% decrease in tonnes sold and a 39% decrease in average selling price.

Crude salt segment

For the three-month periods ended March 31, 2024 and 2023, the net revenue for the crude salt was $116,671 and $748,681. This decrease was due to the 80% decrease in tonnes sold and a 22% decrease in average selling price.

Chemical products segment

For the three-month periods ended March 31, 2024 and 2023, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month period ended March 31, 2024 and 2023, the net revenue for the natural gas production was $0.

Equipment Lease

For the three-month period ended March 31, 2024 and 2023, the net revenue for the equipment lease was $44,194 and $82,954.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2024		March 31, 2023		Net Revenue
Segment		% of total		% of total
Bromine	$2,072,752	97.8%	$6,148,443	90.8%	(66%)
Crude Salt	$46,894	2.2%	$620,258	9.2%	(92%)
Chemical Products	$—	—	$—	—	—
Natural Gas	$199	—	$373	—	(47%)
Total	$2,119,845	100%	$6,769,074	100%	(69%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $2,119,845 for the three-month period ended March 31, 2024, an decrease of $4,649,229 (or 69%) as compared to the same period in 2023 due to the decrease of net revenue by 86% for the three-month period ended March 31, 2024 as compared to the same period in 2023 .

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Three-month period ended March 31, 2023	31,506	—	39%
Three-month period ended March 31, 2024	31,506	—	17%
Variance of the three-month periods ended March 31, 2024 and 2023	—		(22%)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the three-month period ended March 31, 2024 the cost of net revenue for the bromine segment was $2,072,752.

For the three-month period ended March 31, 2023 the cost of net revenue for the bromine segment was $6,148,443.

Crude salt segment

For the three-month period ended March 31, 2024 the cost of net revenue for the crude salt segment was $46,894.

For the three-month period ended March 31, 2023 the cost of net revenue for the crude salt segment was $620,258.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2024 and 2023 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended March 31, 2024 and 2023 was $199 and $373.

Gross Profit (Loss) Gross loss was $812,783, or 62%, of net revenue for three-month period ended March 31, 2024 compared to $2,532,933, or 27% of net revenue for three-month period ended March 31, 2023.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2024		March 31, 2023		Profit (Loss) Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$(926,555)	(81%)	$2,321,929	27%	(108%)
Crude Salt	$69,777	60%	$128,423	17%	(43%)
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	$—	—	—
Equipment Lease	$43,995	100%	$82,581	100%	0%
Total Gross Profit (Loss)	$(812,783)	(62%)	$2,532,933	27%	(89%)

Bromine segment

For the three-month period ended March 31, 2024, the gross loss margin for our bromine segment was 81%, compared to 27% in the three-month period ended March 31, 2023. The decrease in gross loss margin was primarily attributable to the higher average selling price of bromine of $2,541 per ton in the three-month period ended March 31, 2024 compared to $4,193 per ton in the three-month period ended March 31, 2023. Bromine tonnes sales also decreased from 2,020 tonnes for the three month period ended March 31, 2023 to 451 tonnes for the three month period ended March 31, 2024.

For the three-month period ended March 31, 2023, the gross profit margin for our bromine segment was 27%.

Crude salt segment

For the three-month period ended March 31, 2024, the gross profit margin for our crude salt segment was 60%.

For the three-month period ended March 31, 2023, the gross profit margin for our crude salt segment was 17%.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $3,734,689 and $2,408,736 incurred for the three-month periods ended March 31, 2024 and 2023, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses General and administrative expenses were $717,456 for the three-month period ended March 31, 2024, an decrease of $192,595 (or 21%) as compared to $910,051 for the same period in 2023.

Loss from Operations Loss from operations was $5,269,419 the three-month period ended March 31, 2024, compared to loss from operation of $799,558 in the same period in 2023.

	Loss from Operations by Segment
	Three-Month Period Ended March 31, 2024		Three-Month Period Ended March 31, 2023
Segment:		% of total		% of total
Bromine	$(4,782,815)	92%	$(409,692)	53%
Crude Salt	(75,092)	1%	42,930	(6%)
Chemical Products	(314,824)	6%	(417,873)	54%
Natural Gas	(27,709)	1%	12,685	(1%)
Loss from operations before corporate costs	(5,200,440)	100%	(771,950)	100%
Corporate cost	(68,979)		(59,960)
Unrealized gain (loss) on translation of intercompany balance	—		32,352
Loss from operations	$(5,269,419)		$(799,558)

Bromine segment

Loss from operations from our bromine segment was $4,782,815 for the three-month period ended March 31, 2024, compared to loss from operations of $409,692 in the same period in 2023. This decrease was due to the 78% decrease in tonnes sold and a 39% decrease in average selling price.

Crude salt segment

Loss from operations from our crude salt segment was $75,092 for the three-month period ended March 31, 2024, compared toincome from operations of $42,930 in the same period in 2023.

Chemical products segment

Loss from operations from our chemical products segment was $314,824 for the three-month period ended March 31, 2024, compared to loss from operations of $417,873 in the same period in 2023.

Natural gas segment

Loss from operations from our natural gas segment was $27,709 for the three -month period ended March 31, 2024, compared to a income of $12,685 in the same period in 2023.

Other Income Net Other income, net of $11,230 represented bank interest income, net of finance lease interest expense for the three -month period ended March 31, 2024, a decrease of $30,025 (or approximately 73%) as compared to the same period in 2023.

Net Loss Net loss was $3,992,132 for the three-month period ended March 31, 2024, compared to a net loss of $557,747 in the same period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, cash and cash equivalents were $70,761,796 as compared to $72,223,894 as of December 31, 2023. The components of this decrease of $1,462,098 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(1,330,476)	$4,831,553
Net cash used in investing activities	$—	$(32,742)
Effects of exchange rate changes on cash and cash equivalents	$(131,622)	$2,746,808
Net increase(decrease) in cash and cash equivalents	$(1,462,098)	$7,545,619

For the three-month period ended March 31, 2024, we met our working capital and capital investment requirements mainly by using cash on hand.

Net Cash Provided by Operating Activities

During the three-month period ended March 31, 2024, cash flow used in operating activities of approximately $1.33 million was mainly due to a net loss of $3.99 million, an increase in accounts receivable of $0.4 million, a non-cash adjustment related to deferred taxes of $1.27 million, offset by depreciation and amortization expenses of $4.73 million.

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

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
		% of total		% of total
Aged 1-30 days	$1,421,801	27%	$2,040,377	42%
Aged 31-60 days	—	—%	2,460,233	51%
Aged 61-90 days	—	—	365,086	7%
Aged 91-120 days	1,853,768	35%	—	—
Aged 121-150 days	1,619,904	31%	—	—
Aged 151-180 days	364,581	7%	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$5,260,054	100%	$4,865,696	100%

The overall accounts receivable balance as of March 31, 2024 increased by $394,358, as compared to those of December 31, 2023. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month period ended March 31, 2024 is required.

Inventory

Our inventory consists of the following:

	March 31, 2024		December 31, 2023
		% of total		% of total
Raw materials	$30,829	4%	$32,840	5%
Finished goods	603,298	96%	544,389	95%
Total	$634,127	100%	$577,229	100%

The net inventory level as of March 31, 2024 increased by $56,898(or 10%), as compared to the net inventory level as of December 31, 2023.

Raw materials decreased by $2,011 as of March 31, 2024 as compared to December 31, 2023.

Our finished goods increased by $58,909 as of March 31, 2024 as compared to December 31, 2023.

Net Cash Used in Investing Activities

For the three-month period ended March 31, 2024, we did not acquire property, plant and equipment.

For the three-month period ended March 31, 2023, we used approximately $0.04 million to acquire property, plant and equipment.

Net Cash Used in Financing Activities

We have no financing activities for the three-month periods ended March 31, 2024 and 2023.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $70.76 million at March 31, 2024, most of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2024 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 18– Capital Commitment and Other Service Contractual Obligations”.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, inventories and allowance for obsolescence, assets retirement obligation, property, plant and equipment, recoverability of long-lived assets, mineral rights, leases, revenue recognition, income taxes, and loss contingencies. These policies and estimates are described in the Company’s Form 10-Q for the three months ended March 31, 2024.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully review our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Readers should carefully review risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

GULF RESOURCES, INC.

Dated: October 11, 2024	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: October 11, 2024	By:	/s/ Min Li
Min Li
Chief Financial Officer