Form 10-Q
period 2024-06-30
GULF RESOURCES, INC.
filed 2024-10-11
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of October 11, 2024, the registrant had outstanding 10,726,924 shares of common stock, excluding 285,830 shares of treasury stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2024 Unaudited	December 31, 2023 Audited
Current Assets
Cash	$10,367,539	$72,223,894
Accounts receivable ,net	1,736,295	4,865,696
Inventories, net	413,760	577,229
Prepayments and deposits	8,274,872	8,395,290
Other receivable	2,597	7,482
Total Current Assets	20,795,063	86,069,591
Non-Current Assets
Property, plant and equipment, net	152,673,899	122,188,023
Finance lease right-of use assets	80,068	83,115
Operating lease right-of-use assets	6,407,509	6,699,784
Prepaid land leases, net of current portion	9,691,071	9,772,170
Deferred tax assets ,net	4,278,416	1,859,025
Total non-current assets	173,130,963	140,602,117
Total Assets	$193,926,026	$226,671,708

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$15,608,873	$8,833,936
Taxes payable-current	157,869	475,630
Advance from customer	15,523	42,705
Amount due to related parties	2,579,729	2,586,658
Finance lease liability, current portion	177,313	172,625
Operating lease liabilities, current portion	482,129	473,653
Total Current Liabilities	19,021,436	12,585,207
Non-Current Liabilities
Finance lease liability, net of current portion	1,085,223	1,312,950
Operating lease liabilities, net of current portion	6,904,242	7,525,255
Total Non-Current Liabilities	7,989,465	8,838,205
Total Liabilities	$27,010,901	$21,423,412

Commitment and Loss Contingencies	$—	$—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 11,012,754 shares issued; and 10,726,924 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	24,623	24,623
Treasury stock; 285,830 shares as of June 30, 2024 and December 31, 2023 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,688,262	101,688,262
Retained earnings unappropriated	59,204,206	96,294,256
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(19,296,390)	(18,053,269)
Total Stockholders’ Equity	166,915,125	205,248,296
Total Liabilities and Stockholders’ Equity	$193,926,026	$226,671,708

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023

NET REVENUE	$2,383,169	$8,005,782	$3,690,231	$17,307,789

OPERATING INCOME (EXPENSE)
Cost of net revenue	(5,112,058)	(7,321,442)	(7,231,903)	(14,090,516)
Sales and marketing expenses	(13,633)	(14,718)	(18,124)	(28,422)
Direct labor and factory overheads incurred during plant shutdown	(1,714,503)	(1,055,529)	(5,449,192)	(3,464,265)
General and administrative expenses	(689,972)	(593,325)	(1,407,428)	(1,503,376)
Other operating income	—	60,134	—	60,134
TOTAL OPERATING COSTS AND EXPENSE	(7,530,166)	(8,924,880)	(14,106,647)	(19,026,445)

PROFIT (LOSS) FROM OPERATIONS	(5,146,997)	(919,098)	(10,416,416)	(1,718,656)

OTHER INCOME (EXPENSE)
Interest expense	(24,814)	(27,901)	(49,644)	(57,531)
Interest income	34,791	72,484	70,851	143,369
Other expense	(29,169,008)	—	(29,173,011)	—

Income (Loss) before taxes	(34,306,028)	(874,515)	(39,568,220)	(1,632,818)

INCOME TAX BENEFIT (EXPENSE)	1,208,110	192,699	2,478,170	393,255
NET PROFIT (LOSS)	$(33,097,918)	$(681,816)	$(37,090,050)	$(1,239,563)

COMPREHENSIVE INCOME (LOSS)
NET PROFIT (LOSS)	$(33,097,918)	$(681,816)	$(37,090,050)	$(1,239,563)
- Foreign currency translation adjustments	(849,254)	(13,906,993)	(1,243,121)	(10,127,491)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(33,947,172)	$(14,588,809)	$(38,333,171)	$(11,367,054)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(3.09)	$(0.07)	$(3.46)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	10,726,924	10,431,924	10,726,924	10,431,924

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED JUNE 30, 2024

(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2024 (Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$92,302,124	$26,667,097	$(18,447,136)	$200,862,297
Translation adjustment	—	—	—	—	—	—	—	—	(849,254)	(849,254)
Net loss for three-month period ended June 30, 2024	—	—	—	—	—	—	(33,097,918)	—	—	(33,097,918)
BALANCE AT JUNE 30, 2024(Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2023 (Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$157,531,788	$26,667,097	$(9,247,787)	$274,839,960
Translation adjustment	—	—	—	—	—	—	—	—	(13,906,993)	(13,906,993)
Net loss for three-month period ended June 30, 2023	—	—	—	—	—	—	(681,816)	—	—	(681,816)
BALANCE AT JUNE 30, 2023(Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$156,849,972	$26,667,097	$(23,154,780)	$260,251,151

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2023 (Audited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Translation adjustment	—	—	—	—	—	—	—	—	(1,243,121)	(1,243,121)
Net loss for six-month period ended June 30, , 2024	—	—	—	—	—	—	(37,090,050)	—	—	(37,090,050)
BALANCE AT JUNE 30, 2024(Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2022 (Audited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Translation adjustment	—	—	—	—	—	—	—	—	(10,127,491)	(10,127,491)
Net loss for six-month period ended June 30, , 2023	—	—	—	—	—	—	(1,239,563)	—	—	(1,239,563)
BALANCE AT JUNE 30, 2023(Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$156,849,972	$26,667,097	$(23,154,780)	$260,251,151

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(UNAUDITED)

	Six-Month Period Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(37,090,050)	$(1,239,563)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization on capital lease	49,644	56,461
Depreciation and amortization	9,467,311	10,596,765
Unrealized exchange (gain) loss on translation of inter-company balances	—	(26,708)
Deferred tax asset	(2,511,394)	(393,255)
Amortization of right-of-use asset	440,030	—
Loss on disposal of equipment	29,169,008	—
Changes in assets and liabilities:
Accounts receivable	3,108,788	3,152,419
Inventories	160,396	791,146
Prepayments and deposits	68,895	52,136
Advance from customers	(27,000)	—
Other receivables	4,854	(1,222)
Accounts and Other payable and accrued expenses	(2,583,610)	(1,518,073)
Amount due to related Parties	—	—
Taxes payable	(315,782)	(288,429)
Operating lease	(753,231)	(170,121)
Net cash (used in) provided by operating activities	(812,141)	11,011,556

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(60,526,213)	(48,352)
Net cash used in investing activities	(60,526,213)	(48,352)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(264,094)	(267,810)
Net cash used in financing activities	(264,094)	(267,810)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(253,907)	(3,648,129)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,856,355)	7,047,265
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	72,223,894	108,226,214
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,367,539	$115,273,479

	Years Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the six-month period ended June 30, 2024 for:
Paid for taxes	$886,928	$3,761,055
Interest on finance lease obligation	$49,644	$56,461
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company believes this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of June 30, 2024 and December 31, 2023. The Company does not believe the delay in opening the factory will materially impact the overall cost of the project.

(iii) Natural Gas Segment

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in SichuanProvince, China, and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection,environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management(Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments until the governmental planning has been finalized.

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

(f)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $10,367,539 and $72,223,894 with these institutions as of June 30, 2024 and December 31, 2023, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

(h)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $100,290 and $129,539 for the three-month period ended June 30, 2024 and 2023, respectively, and totaled $223,413 and $283,723 for the six-month period ended June 30, 2024 and 2023, respectively.

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

JUNE 30, 2024

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

For the three and six months period ended June 30, 2024 and 2023, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(k)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the three-month periods ended June 30, 2024 and 2023, respectively.

Because the Company reported a net loss for the three-month periods ended June 30, 2024 and 2023, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

There were no recent accounting pronouncements adopted during the six months ended June 30, 2024.

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of June 30, 2024 and 2023.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	June 30, 2024	December 31, 2023

Accounts receivable	$1,761,200	$4,890,756
Allowance for doubtful debt	(24,905)	(25,060)
Accounts receivable, net	$1,736,295	$4,865,696

The overall accounts receivable balance as of June 30, 2024 decreased by $3,129,401 compared to those of December 31, 2023. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	June 30, 2024	December 31, 2023

Raw materials	$34,159	$32,840
Finished goods	637,658	804,046
Less: impairment	(258,057)	(259,657)
Inventory, net	$413,760	$577,229

As of June 30, 2024 and December 31, 2023, the reserve for inventory impairment was due to exchange rate change.

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

In December 2017, the Company paid a one lump sum upfront amount of $8,923,228 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of June 30 2024 and December 31, 2023. As of June 30, 2024, the prepaid land lease increased to $9,284,611 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is completed and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2024	December 31, 2023
At cost:
Mineral rights	$2,706,218	$2,722,997
Buildings	69,072,490	29,863,200
Plant and machinery	145,090,557	185,738,906
Furniture, fixtures and office equipment	1,447,572	1,456,547
Motor vehicles	125,295	126,072
Construction in process	10,243,977	10,307,491
Total	228,686,109	230,215,213
Less: Accumulated depreciation and amortization	(76,012,210)	(108,027,190)
Impairment	—	—
Net book value	$152,673,899	$122,188,023

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $7,943,149 and $8,346,742 as at June 30, 2024 and December 31, 2023, respectively.

During the three-month period ended June 30, 2024, depreciation and amortization expense totaled $4,728,984 of which $1,283,308, $201,197 and $3,244,479 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the six-month period ended June 30, 2024, depreciation and amortization expense totaled $9,458,227, of which $4,390,097, $402,701 and $4,665,429 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

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

NOTE 6 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	June 30, 2024	December 31, 2023
At cost:
Buildings	$210,286	$211,590
Total	210,286	211,590
Less: Accumulated depreciation and amortization	(130,218)	(128,475)
Net book value	$80,068	$83,115

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and six months period ended June 30, 2024, depreciation and amortization expense totaled $1,269 and $2,540, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and six months period ended June 30, 2023, depreciation and amortization expense totaled $1,322 and $2,675, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 7 – OPERATING LEASE RIGHT– OF USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.95 square kilometers with an aggregate operating lease right-of-use assets amount of $7,653,236 as at June 30, 2024.

As of June 30, 2024, the total operating lease ROU assets was $6,407,509.

The total operating lease cost for the six-month period ended June 30, 2024 and 2023 was $440,030 and $476,367.

NOTE 8 – PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Accounts payable	$133,587	$206,984
Salary payable	226,282	216,253
Social security insurance contribution payable	172,738	172,398
Other payable-related party	—	88,086
Accrued expense for construction	5,356,228	5,389,437
Accrued expense-others	9,720,038	2,760,778
Total	$15,608,873	$8,833,936

Accrued expense-others mainly include of the shares to be paid for the acquisition of salt plant $7,878,182 and others.

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $87,927 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the three and six months ended June 30, 2024 was approximately $21,885 and $43,867. The expense associated with this agreement for the three and six months ended June 30, 2023 was approximately $21,584 and $44,280.

NOTE 9 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Chairman Of the Board
Liu XiaoBin	Chief Executive Officer
Li Min	Chief Financial Officer
Miao NaiHui	Chief Operating Officer

b)

	June 30,	December 31,
	2024	2023
Amount due to related parties:
Yang Ming	$413,919	$416,484
Liu Xiao Bin	887,214	887,214
Li Min	639,298	641,480
Miao Nai Hui	639,298	641,480
Total	$2,579,729	$2,586,658

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and to returned all, or a portion of their cash compensation earned for their services with the Company, which may be considered for future compensation should the Company improve its results of operations.

NOTE 10 – TAXES PAYABLE

	June 30,	December 31,
	2024	2023
Land use tax payable	$19,486	24,689
Value added tax and other taxes payable	138,383	450,941
Total	$157,869	$475,630

NOTE 11 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	June 30,	December 31,
	Interest rate	2024	2023
Total finance lease liability	6.7%	$1,262,536	$1,485,575
Less: Current portion		(177,313)	(172,625)
Finance lease liability, net of current portion		$1,085,223	$1,312,950

Interest expenses from capital lease obligations amounted to $24,814 and 27,901 for the three-month period ended June 30, 2024 and 2023, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $49,644 and $56,461 for the six-month period ended June 30, 2024 and 2023, respectively, which were charged to the condensed consolidated statement of income (loss).

The components of operating lease liabilities as follows:

	Imputed	June 30,	December 31,
	Interest rate	2024	2023
Total operating lease liabilities	4.89%	$7,386,371	$7,998,908
Less: Current portion		(482,129)	(473,653)
Operating lease liabilities, net of current portion		$6,904,242	$7,525,255

The weighted average remaining operating lease term at June 30, 2024 was 18 years and the weighted average discounts rate was 4.89%. Lease payments for the three-month period ended June 30, 2024 and 2023, respectively, were $530,962 and $519,808. Lease payments for the six-month period ended June 30, 2024 and 2023, respectively, were $757,221 and $759,706.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$263,381	$825,392
the next 13 to 24 months	263,381	832,871
the next 25 to 36 months	263,381	837,076
the next 37 to 48 months	263,381	845,054
the next 49 to 60 months	263,381	809,505
thereafter	263,381	8,468,037
Total	1,580,286	12,617,935
Less: Amount representing interest	(317,750)	(5,231,564)
Present value of net minimum lease payments	$1,262,536	$7,386,371

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As at June 30, 2024, GULF RESOURCES 'statutory provident fund stood at $26.67 million.

NOTE 13 – TREASURY STOCK

As of June 30, 2024 and December 31, 2023, the number of treasury stock of the Company was 285,830 and 285,830, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of June 30, 2024, the number of shares of the Company’s common stock available for grant of awards under the 2019 Plan was 561,801 shares.

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

For the three months ended June 30, 2024 and 2023, total compensation costs for options issued recorded in the consolidated statement of loss were $0. There were no related tax benefits as a full valuation allowance was recorded in the three months ended June 30, 2024 and 2023.

The following table summarizes all Company stock option transactions between January 1, 2024 and June 30, 2024.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2024	—	$—	$—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, June 30, 2024	—	$—	$—

Stock Options Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at June 30, 2024	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding at June 30, 2024 are fully vested. As of June 30, 2024 there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2024 was $0.

During the three and six months ended June 30, 2024 and 2023, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – OTHER EXPENSES

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

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2024 and 2023, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2024 and 2023.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and six-month periods ended June 30, 2024 and 2023.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2024 and 2023 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of June 30, 2024 and December 31, 2023, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT were $50,171,573 and $87,160,228, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2024 and December 31, 2023, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of June 30, 2024 and December 31, 2023, the unrecognized WHT were $1,552,871 and $3,396,379, respectively.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
Current taxes – PRC	$33,224	$—	$33,224	$—
Deferred tax – PRC entities	(1,241,334)	(192,699)	(2,511,394)	(393,255)
Total Income tax (expenses) benefits	$(1,208,110)	$(192,699)	$(2,478,170)	$(393,255)

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,746,984	1,757,816
PRC tax losses	14,371,266	11,941,045
US federal net operating loss	1,751,043	1,694,013
Total deferred tax assets	17,869,293	15,392,874
Valuation allowance	(13,590,877)	(13,533,849)
Net deferred tax asset	$4,278,416	$1,859,025

The decrease in valuation allowance for the three-month period ended June 30, 2024 is $42,555.

The increase in valuation allowance for the three-month period ended June 30, 2023 is $13,567.

The decrease in valuation allowance for the six-month period ended June 30, 2024 is $57,028.

The increase in valuation allowance for the six-month period ended June 30, 2023 is $220,238.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2024 and December 31, 2023 and no amounts accrued for penalties and interest for the three and six months ended June 30, 2024 and 2023.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – BUSINESS SEGMENTS

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

Three-Month Period Ended June 30, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,859,234	$523,935	$—	$—	$2,383,169	$—	$2,383,169
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(4,662,586)	130,024	(339,254)	(73,773)	(4,945,589)	(201,408)	(5,146,997)
Income tax benefit (expense)	1,162,252	(33,224)	79,082	—	1,208,110	—	1,208,110
Income (loss) from operations after income tax benefit (expense)	(3,500,334)	96,800	(260,172)	(73,773)	(3,737,479)	(201,408)	(3,938,887)
Total assets	90,430,154	47,346,898	54,185,082	1,837,520	193,799,654	126,372	193,926,026
Depreciation and amortization	4,446,605	181,775	68,314	33,560	4,730,254	—	4,730,254
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

Three-Month Period Ended June 30, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$7,356,347	$649,435	$—	$—	$8,005,782	$—	$8,005,782
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(787,509)	361,083	(416,019)	(2,830)	(845,275)	(73,823)	(919,098)
Income tax benefit (expense)	188,650	(90,948)	94,997	—	192,699	—	192,699
Income (loss) from operations after income tax benefit (expense)	(598,859)	270,135	(321,022)	(2,830)	(652,576)	(73,823)	(726,399)
Total assets	160,263,878	11,461,786	104,995,852	1,278,027	277,999,543	307,923	278,307,466
Depreciation and amortization	4,948,721	184,333	69,275	34,212	5,236,541	—	5,236,541
Capital expenditures	15,610	—	—	—	15,610	—	15,610

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

NOTE 17 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$3,005,431	$640,606	$—	$44,194	$3,690,231	$—	$3,690,231
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax benefit (expense)	(9,445,401)	54,932	(654,078)	(101,482)	(10,146,029)	(270,387)	(10,416,416)
Income tax benefit (expense)	2,360,323	(33,224)	151,071	—	2,478,170	—	2,478,170
Loss from operations after income tax benefit (expense)	(7,085,078)	21,708	(503,007)	(101,482)	(7,667,859)	(270,387)	(7,938,246)
Total assets	90,430,154	47,346,898	54,185,082	1,837,520	193,799,654	126,372	193,926,026
Depreciation and amortization	8,899,655	363,666	136,671	67,319	9,467,311		9,467,311
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

Six-Month Period Ended June 30, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$15,826,719	$1,398,116	$—	$82,954	$17,307,789	$—	$17,307,789
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax benefit (expense)	(1,197,201)	404,013	(833,892)	9,855	(1,617,225)	(101,431)	(1,718,656)
Income tax benefit (expense)	283,243	(102,271)	212,283	—	393,255	—	393,255
Loss from operations after income tax benefit (expense)	(913,958)	301,742	(621,609)	9,855	(1,223,970)	(101,431)	(1,325,401)
Total assets	160,263,878	11,461,786	104,995,852	1,278,027	277,999,543	307,923	278,307,466
Depreciation and amortization	10,014,327	373,020	140,186	69,232	10,596,765		10,596,765
Capital expenditures	48,352	—	—	—	48,352	—	48,352

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

NOTE 17 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2024	2023	2024	2023
Total segment operating Income (loss)	$(4,945,589)	$(845,275)	$(10,146,029)	$(1,617,225)
Corporate costs	(201,408)	(68,179)	(270,387)	(128,139)
Unrealized gain on translation of intercompany balance	—	(5,644)	—	26,708
Income (loss) from operations	(5,146,997)	(919,098)	(10,416,416)	(1,718,656)
Other income, net of expense	9,977	44,583	21,207	85,838
Other Expenses	(29,169,008)	—	(29,173,011)	—
Income (loss) before taxes	$(34,306,028)	$(874,515)	$(39,568,220)	$(1,632,818)

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Brother Technology Limited	$192	$186	$—	$378	15.8%
2	Shandong Morui Chemical Company Limited	$221	$156	$—	$377	15.8%
3	Shouguang Weidong Chemical Company Limited	$192	$182	$—	$374	15.7%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$355	$219	$—	$574	15.5%
2	Shandong Brother Technology Limited	$325	$214	$—	$539	14.6%
3	Shouguang Weidong Chemical Company Limited	$327	$208	$—	$535	14.5%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2023.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,221	$283	$—	$1,504	18.8%
2	Shouguang Weidong Chemical Company Limited	$1,130	$192	$—	$1,322	16.5%
3	Shandong Brother Technology Limited	$1,129	$174	$—	$1,303	16.3%
4	Shandong Shouguang God Runfa Marine Chemical Company Limited	$1,052	$—	$—	$1,052	13.1%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2023.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,397	$544	$—	$2,941	17.1%
2	Shandong Brother Technology Limited	$2,311	$459	$—	$2,770	16.1%
3	Shouguang Weidong Chemical Company Limited	$2,315	$395	$—	$2,710	15.7%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$2,015	$—	$—	$2,015	11.7%

NOTE 18 – CUSTOMER CONCENTRATION

During the six-month period ended June 30, 2024, the Company sold 60% of its products to its top five customers, respectively. As of June 30, 2024, amounts due from these customers were $1,063,926.

During the six-month period ended June 30, 2023, the Company sold 69.9% of its products to its top five customers, respectively. As of June 30, 2023, amounts due from these customers were $1,514,987.

NOTE 19 – MAJOR SUPPLIERS

During the six-month period ended June 30, 2024 the Company purchased 100% of its raw materials from its top three suppliers.  As of June 30, 2024, amounts due to those suppliers were $132,606.

During the six-month period ended June 30, 2023 the Company purchased 100% of its raw materials from its top three suppliers.  As of June 30, 2023, amounts due to those suppliers were $221,315.

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of June 30, 2024.

NOTE 21 - SUBSEQUENT EVENT

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2024 and 2023.

Comparison of the Three-Month Period Ended June 30, 2024 and 2023

	Three-Month Period Ended June 30, 2024	Three-Month Period Ended June 30, 2023	Percent Change Increase/ (Decrease)
Net revenue	$2,383,169	$8,005,782	(70%)
Cost of net revenue	(5,112,058)	(7,321,442)	(30%)
Gross profit	(2,728,889)	684,340	(499%)
Sales and marketing expenses	(13,633)	(14,718)	(7%)
Direct labor and factory overheads incurred during plant shutdown	(1,714,503)	(1,055,529)	(62%)
General and administrative expenses	(689,972)	(593,325)	16%
Other Operating income (expense)	—	60,134	—
Income (loss) from operations	(5,146,997)	(919,098)	(426%)
Other income	9,977	44,583	(78%)
Other expense	(29,169,008)	—	—
Income (loss) before taxes	(34,306,028)	(874,515)	(3823%)
Income tax benefit	1,208,110	192,699	(527%)
Net Income (loss)	$(33,097,918)	$(681,816)	(4754%)

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2024 as compared to the same period in 2023:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	June 30, 2024		June 30, 2023		of Net Revenue
Segment		% of total		% of total
Bromine	$1,859,234	78%	$7,356,347	92%	(75%)
Crude Salt	523,935	22%	649,435	8%	(19%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	2,383,169	100%	8,005,782	100%	(70%)
Equipment Lease	—	—	—	—	—
Total sales	$2,383,169	100%	$8,005,782	100%	(70%)

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	June 30, 2024	June 30, 2023	Increase (Decrease)
Bromine	782	2,400	(67%)
Crude Salt	24,852	20,659	20%

Bromine segment

For the three-month periods ended June 30, 2024 and 2023, the net revenue for the bromine segment was $1,859,234 and $7,356,347, respectively. The decrease of the net revenue of bromine was due to a decrease in selling prices and tonnes sold of bromine in the second quarter of 2023. The sale price of bromine in the second quarter of 2024 was 22% lower than in the second quarter of 2023, and the quantity sold was 67% lower than in the second quarter of 2023.

Crude salt segment

For the three-month periods ended June 30, 2024 and 2023, the net revenue for the crude salt was $523,935 and $649,435, respectively. The decrease of net revenue of crude salt was mainly due to 33% decrease in average selling price of crude salt for the three-month period ended June 30, 2024.

Chemical products segment

For the three-month periods ended June 30, 2024 and 2023, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month period ended June 30, 2024 and 2023, the net revenue for the natural gas was $0.

Equipment Lease

For the three-month period ended June 30, 2024 and 2023, the net revenue for the equipment lease was $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2024		June 30, 2023		Net Revenue
Segment		% of total		% of total
Bromine	$4,729,059	93%	$7,043,681	96%	(33%)
Crude Salt	382,999	7%	277,761	4%	38%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$5,112,058	100%	$7,321,442	100%	(30%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $5,112,058 for the three-month period ended June 30, 2024, an decrease of $2,209,384 (or 30%) as compared to the same period in 2023 due to the decrease of net revenue by 70% for the three-month period ended June 30, 2024 as compared to the same period in 2023 .

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2023	31,506	31%
Three-month period ended June 30, 2024	31,506	9%
Variance of the three-month period ended June 30, 2024 and 2023	—	(22%)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the three-month period ended June 30, 2024, the cost of net revenue for the bromine segment was $4,729,059.

For the three-month period ended June 30, 2023, the cost of net revenue for the bromine segment was $7,043,681.

Crude salt segment

For the three-month period ended June 30, 2024 the cost of net revenue for the crude salt segment was $382,999.

For the three-month period ended June 30, 2023 the cost of net revenue for the crude salt segment was $277,761.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2024 and 2023 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended June 30, 2024 and 2023 was $0.

Gross Profit. Gross loss was $2,728,889, or 115%, of net revenue for the three-month period ended June 30, 2024, representing a decrease of $3,413,229, as compared to a gross profit of $684,340, or 9%, of net revenue for the same period in 2023.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2024		June 30, 2023		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$(2,869,825)	(154%)	$312,666	4%	(158%)
Crude Salt	140,936	27%	371,674	57%	(30%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Equipment Lease	—	—	—	—	—
Total Gross Profit	$(2,728,889)	(115%)	$684,340	9%	(124%)

Bromine segment

For the three-month period ended June 30, 2024, the gross loss margin for our bromine segment was 154%, compared to 4% in the three-month period ended June 30, 2023. The decrease in gross profit margin was primarily attributable to the lower average selling price of bromine of $2,379 per ton in the three-month period ended June 30, 2024 compared to $3,065 per ton in the three-month period ended June 30, 2023 and the number of sales was down 67% from the second quarter of 2023.

For the three-month period ended June 30, 2023, the gross profit margin for our bromine segment was 4%.

Crude salt segment

For the three-month period ended June 30, 2024, the gross profit margin for our crude salt segment was 27%.

For the three-month period ended June 30, 2023, the gross loss margin for our crude salt segment was 57%.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,714,503 and $1,055,529 incurred for the three-month periods ended June 30, 2024 and 2023, respectively, for the factories that have not resumed production were presented as part of the operating expenses.

General and Administrative Expenses General and administrative expenses were $689,972 for the three-month period ended June 30, 2024, representing an increase of $96,647 as compared to $593,325 for the same period in 2023.

Income (loss) from Operations Loss from operations was $5,146,997 for the three-month period ended June 30, 2024, compared to loss from operations of $919,098 in the same period in 2023.

	Income (loss) from Operations by Segment
	Three-Month Period Ended June 30, 2024		Three-Month Period Ended June 30, 2023
Segment:		% of total		% of total
Bromine	$(4,662,586)	94%	$(787,509)	93%
Crude Salt	130,024	(3%)	361,083	(42%)
Chemical Products	(339,254)	7%	(416,019)	49%)
Natural Gas	(73,773)	2%	(2,830)	0%)
Income (loss) from operations before corporate costs	(4,945,589)	100%	(845,275)	100%
Corporate costs	(201,408)		(68,179)
Unrealized gain on translation of Intercompany balance	-		(5,644)
Income (loss) from operations	$(5,146,997)		$(919,098)

Bromine segment

Loss from operations from our bromine segment was $4,662,586 for the three-month period ended June 30, 2024, compared to income from operations of $787,509 in the same period in 2023. This decrease was due to a 67% decrease in tonnes sold and a 22% decrease in average selling price.

Crude salt segment

Income from operations from our crude salt segment was $130,024 for the three-month period ended June 30, 2024, compared to income from operations of $361,083 in the same period in 2023.

Chemical products segment

Loss from operations from our chemical products segment was $339,254 for the three-month period ended June 30, 2024, compared to loss from operations of $416,019 in the same period in 2023.

Natural gas segment

Loss from operations from our natural gas segment was $73,773 for the three -month period ended June 30, 2024, compared to a loss from operations of $2,830 in the same period in 2023.

Other Income, Net Other income, net of 9,977 represented bank interest income, net of capital lease interest expense for the three-month period ended June 30, 2024, an decrease of $34,606 (or approximately 78%) as compared to the same period in 2023.

Net Income (loss) Net loss was $33,097,918 for the three-month period ended June 30, 2024, compared to a net income of $681,816 in the same period in 2023.

Comparison of the Six-Month Period Ended June 30, 2024 and 2023

	Six-Month Period Ended June 30, 2024	Six-Month Period Ended June 30, 2023	Percent Change Increase/ (Decrease)
Net revenue	$3,690,231	$17,307,789	(79%)
Cost of net revenue	(7,231,903)	(14,090,516)	(49%)
Gross profit	(3,541,672)	3,217,273	(210%)
Sales and marketing expenses	(18,124)	(28,422)	(36%)
Direct labor and factory overheads incurred during plant shutdown	(5,449,192)	(3,464,265)	57%
General and administrative expenses	(1,407,428)	(1,503,376)	(6%)
Other Operating income (expense)	—	60,134	—
Income (loss) from operations	(10,416,416)	(1,718,656)	506%
Other income	21,207	85,838	(75%)
Other expense	(29,173,011)	—	—
Income (loss) before taxes	(39,568,220)	(1,632,818)	2323%
Income (loss) tax benefit	2,478,170	393,255	530%
Net Income (loss)	$(37,090,050)	$(1,239,563)	2892%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2024 as compared to the same period in 2023:

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase
	June 30, 2024		June 30, 2023		of Net Revenue
Segment		% of total		% of total
Bromine	$3,005,431	81%	$15,826,719	91%	(81%)
Crude Salt	640,606	18%	1,398,116	8%	(54%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	3,646,037	99%	17,224,835	99%	(79%)
Equipment Lease	44,194	1%	82,954	1%	(47%)
Total sales	$3,690,231	100%	$17,307,789	100%	(79%)

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2024	June 30, 2023	Increase
Bromine (excluding volume sold to SYCI)	1,233	4,420	(72%)
Crude Salt	28,924	41,020	(29%)

Bromine segment

Net revenue from our bromine segment decreased to $3,005,431 for the six-month period ended June 30, 2024 compared to $15,826,719 for the same period in 2023 due to the lower selling price of bromine and tonnes of bromine .

Crude salt segment

Net revenue from our crude salt segment decreased to $640,606 for the six-month period ended June 30, 2024 compared $1,398,116 for the same period in 2023 due to the lower selling tonnes of crude salt.

Chemical products segment

For the six-month period ended June 30, 2024 and 2023, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the six-month period ended June 30, 2024 and 2023, the net revenue was $0.

Equipment Lease

For the six-month period ended June 30, 2024 and 2023, the net revenue for the equipment lease was $44,194 and $82,954.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2024		June 30, 2023		Net Revenue
Segment		% of total		% of total
Bromine	$6,801,811	94.0%	$13,192,124	93.6%	(48%)
Crude Salt	429,893	5.9%	898,019	6.3%	(52%)
Chemical Products	—	—	—	—	—
Natural Gas	199	0.1%	373	0.1%	(47%)
Total	$7,231,903	100.0%	$14,090,516	100.0%	(49%)

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2023	31,506	34%
Six-month period ended June 30, 2024	31,506	4%
Variance of the six-month period ended June 30, 2024 and 2023	—	(30%)

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the six-month period ended June 30, 2024, the cost of net revenue for the bromine segment was $6,801,811.

For the six-month period ended June 30, 2023, the cost of net revenue for the bromine segment was $13,192,124.

Crude salt segment

For the six-month period ended June 30, 2024, the cost of net revenue for the crude salt segment was $429,893.

For the six-month period ended June 30, 2023, the cost of net revenue for the crude salt segment was $898,019.

Natural gas segment

Cost of net revenue for our natural gas segment for the six-month period ended June 30, 2024 and 2023 was $199 and $373, respectively.

Gross Profit. Gross loss was $3,541,672, or 96%, of net revenue for six-month period ended June 30, 2024 compared to $3,217,273, or 19%, of net revenue for the same period in 2023.

	Gross Profit (Loss) by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2024		June 30, 2023		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$(3,796,380)	(126.0%)	$2,634,595	17%	(143%)
Crude Salt	210,713	33.0%	500,097	35%	(3%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Equipment Lease	43,995	99.6%	82,581	99%	0%
Total Gross Profit	$(3,541,672)	(96.0%)	$3,217,273	19%	(115%)

Bromine segment

For the six-month period ended June 30, 2024, the gross loss for our bromine segment was 126%, compared to 17% in the six-month period ended June 30, 2023. The decrease in gross profit margin was primarily attributable to the higher average selling price of bromine of $2,438 per ton in the six-month period ended June 30, 2024 compared to $3,580 per ton in the six-month period ended June 30, 2023.

For the six-month period ended June 30, 2023, the gross profit margin for our bromine segment was 17%.

Crude salt segment

For the six-month period ended June 30, 2024, the gross profit margin for our crude salt segment was 33%.

For the six-month period ended June 30, 2023 the gross profit margin for our crude salt segment was 35%.

Chemical products segment

For the six-month period ended June 30, 2024, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement. As a result, there were no chemical products for sale for the six-month period ended June 30, 2024.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $5,449,192 and $3,464,265 incurred for the three-month periods ended June 30, 2024 and 2023, respectively, for the factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $1,407,428 for the six-month period ended June 30, 2024, a decrease of $95,948 (or 6%) as compared to $1,503,376 for the same period in 2023.

Income (Loss) from Operations. Loss from operations was $10,416,416 for the six-month period ended June 30, 2024, compared to income from operations of $1,718,656 in the same period in 2023.

	Income(loss) from Operations by Segment
	Six-Month Period Ended June 30, 2024		Six-Month Period Ended June 30, 2023
Segment:		% of total		% of total
Bromine	$(9,445,401)	93%	$(1,197,201)	74%
Crude Salt	54,932	(0.5%)	404,013	(25%)
Chemical Products	(654,078)	6.5%	(833,892)	52%
Natural Gas	(101,482)	1%	9,855	(1%)
Income(loss) from operations before corporate costs	(10,146,029)	100%	(1,617,225)	100%
Corporate costs	(270,387)		(128,139)
Unrealized gain on translation of intercompany balance	—		26,708
Income(loss) from operations before taxes	$(10,416,416)		$(1,718,656)

Bromine segment

Loss from operations from our bromine segment was $9,445,401 for the six-month period ended June 30, 2024, compared to an loss from operations of $1,197,201 in the same period in 2023. This decrease was due to a 72% decrease in tonnes sold and a 32% decrease in average selling price.

Crude salt segment

Income from operations from our crude salt segment was $54,932 for the six-month period ended June 30, 2024, compared to a loss from operations of $404,013 in the same period in 2023.

Chemical products segment

Loss from operations from our chemical products segment was $654,078 for the six-month period ended June 30, 2024, compared to a loss from operations of $833,892 in the same period in 2023.

Natural gas segment

Loss from operations from our natural gas segment by equipment lease was $101,482 for the six-month period ended June 30, 2024, compared to a income from operations of $9,855 in the same period in 2023.

Other Income, Net. Other income, net of $21,207 represented bank interest income, net of capital lease interest expense for the six -month period ended June 30, 2024, an decrease of $64,631 (or approximately 75%) as compared to the same period in 2023.

Net Income (Loss). Net loss was $37,090,050 for the six-month period ended June 30, 2024, compared to a net loss of $1,239,563 in the same period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, cash and cash equivalents were $10,367,539 as compared to $72,223,894 as of December 31, 2023. The components of this decrease of $61,856,355 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(812,141)	$11,011,556
Net cash used in investing activities	(60,526,213)	(48,352)
Net cash used in financing activities	(264,094)	(267,810)
Effects of exchange rate changes on cash and cash equivalents	(253,907)	(3,648,129)
Net increase (decrease) in cash and cash equivalents	$61,856,355	$7,047,265

For the six-month period ended June 30, 2024, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the six-month period ended June 30, 2024, cash flow used in operating activities of approximately $0.8 million was mainly due to a net loss of $37.09 million, offset by depreciation and amortization expenses of $9.47 million and loss on disposal of equipment of $29.17 million.

During the six-month period ended June 30, 2023, cash flow provided by operating activities of approximately $11 million was mainly due to a net loss of $1.24 million, a decrease in accounts receivable of $3.15 million, a decrease in accounts payable of $1.56 million, a decrease in deferred taxes of $0.4 million, and a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $10.6 million, offset by increases in operating leases, and prepayments.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
		% of total		% of total
Aged 1-30 days	$896,412	52%	$2,040,377	42%
Aged 31-60 days	839,883	48%	2,460,233	51%
Aged 61-90 days	—	—	365,086	7%
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$1,736,295	100%	$4,865,696	100%

The overall accounts receivable balance as of June 30, 2024 decreased by $3,129,401, as compared to those of December 31, 2023. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month and six-month periods ended June 30, 2024 is required.

Inventory

Our inventory consists of the following:

	June 30, 2024		December 31, 2023
		% of total		% of total
Raw materials	$34,159	8%	$32,840	5%
Finished goods	379,601	92%	544,389	95%
Total	$413,760	100%	$577,229	100%

The net inventory level as of June 30, 2024 decreased by $163,469 (or 28%), as compared to the net inventory level as of December 31, 2023.

Raw materials increased by $1,319 as of June 30, 2024 as compared to December 31, 2023.

Our finished goods decreased by $164,788 as of June 30, 2024 as compared to December 31, 2023.

Net Cash Used in Investing Activities

During the six months ended June 30, 2024, we used approximately $60.5 million to acquire property, plant and equipment, which primarily included the cost of bromine wells and the installation of high and low voltage lines for these bromine wells, as well as the purchase of salt plants.

For the six-month period ended June 30, 2023, we used approximately $0.05 million to acquire property, plant and equipment.

Net Cash Used in Financing Activities.

For the six-month period ended June 30, 2024 and 2023, we used $0.3 million to fulfil finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $10.37 million at June 30, 2024, all which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2024 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 17 – Capital Commitment and Operating Lease Commitments”.

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, leases, property, plant and equipment, recoverability of long lived assets, revenue recognition, income taxes, loss contingencies, and stock-based compensation. These policies and estimates are described in the Company’s 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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