Form 10-Q
period 2024-09-30
GULF RESOURCES, INC.
filed 2024-11-19
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of November 19, 2024, the registrant had outstanding 10,726,924 shares of common stock, excluding 285,830 shares of treasury stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	September 30, 2024 Unaudited	December 31, 2023 Audited
Current Assets
Cash	$11,237,493	$72,223,894
Accounts receivable ,net	1,186,880	4,865,696
Inventories, net	427,839	577,229
Prepayments and deposits	8,311,871	8,395,290
Other receivable	95,245	7,482
Total Current Assets	21,259,328	86,069,591
Non-Current Assets
Property, plant and equipment, net	150,680,984	122,188,023
Finance lease right-of use assets	80,144	83,115
Operating lease right-of-use assets	6,385,605	6,699,784
Prepaid land leases, net of current portion	9,823,607	9,772,170
Deferred tax assets ,net	5,655,626	1,859,025
Total non-current assets	172,625,966	140,602,117
Total Assets	$193,885,294	$226,671,708

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$15,775,145	$8,833,936
Taxes payable-current	145,642	475,630
Advance from customer	—	42,705
Amount due to related parties	2,598,765	2,586,658
Finance lease liability, current portion	201,855	172,625
Operating lease liabilities, current portion	498,580	473,653
Total Current Liabilities	19,219,987	12,585,207
Non-Current Liabilities
Finance lease liability, net of current portion	1,103,707	1,312,950
Operating lease liabilities, net of current portion	7,036,482	7,525,255
Total Non-Current Liabilities	8,140,189	8,838,205
Total Liabilities	$27,360,176	$21,423,412

Commitment and Loss Contingencies	$—	$—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 11,012,754 shares issued; and 10,726,924 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	24,623	24,623
Treasury stock; 285,830 shares as of September 30, 2024 and December 31, 2023 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,688,262	101,688,262
Retained earnings unappropriated	55,711,323	96,294,256
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(16,193,514)	(18,053,269)
Total Stockholders’ Equity	166,525,118	205,248,296
Total Liabilities and Stockholders’ Equity	$193,885,294	$226,671,708

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended September 30,		Nine -Month Period Ended September 30,
	2024	2023	2024	2023

NET REVENUE
Net revenue	$2,242,365	$5,865,615	$5,932,596	$23,173,404

OPERATING INCOME (EXPENSE)
Cost of net revenue	(4,071,616)	(6,373,902)	(11,303,519)	(20,464,418)
Sales and marketing expenses	(13,484)	(14,428)	(31,608)	(42,850)
Direct labor and factory overheads incurred during plant shutdown	(1,736,345)	(1,007,689)	(7,185,537)	(4,471,954)
General and administrative expenses	(1,002,529)	(762,884)	(2,409,957)	(2,266,260)
Other operating income (loss)	—	—	—	60,134
TOTAL OPERATING COSTS AND EXPENSE	(6,823,974)	(8,158,903)	(20,930,621)	(27,185,348)

PROFIT (LOSS) FROM OPERATIONS	(4,581,609)	(2,293,288)	(14,998,025)	(4,011,944)

OTHER INCOME (EXPENSE)
Interest expense	(21,191)	(23,791)	(70,835)	(81,322)
Interest income	6,220	57,758	77,071	201,127
Other expenses (income)	—	—	(29,173,011)	—
INCOME(LOSS) BEFORE TAXES	(4,596,580)	(2,259,321)	(44,164,800)	(3,892,139)

INCOME TAX BENEFIT (EXPENSE)	1,103,697	483,524	3,581,867	876,779
NET PROFIT (LOSS)	$(3,492,883)	$(1,775,797)	$(40,582,933)	$(3,015,360)

COMPREHENSIVE INCOME (LOSS)
NET PROFIT (LOSS)	$(3,492,883)	$(1,775,797)	$(40,582,933)	$(3,015,360)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	3,102,876	2,247,978	1,859,755	(7,879,513)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(390,007)	$472,181	$(38,723,178)	$(10,894,873)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:	$(0.33)	$(0.17)	$(3.78)	$(0.29)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	10,726,924	10,431,924	10,726,924	10,431,924

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2024
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2024 (Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125
Translation adjustment	—	—	—	—	—	—	—	—	3,102,876	3,102,876
Net loss for three-month period ended September 30, 2024	—	—	—	—	—	—	(3,492,883)	—	—	(3,492,883)
BALANCE AT SEPTEMBER 30, 2024 (Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$55,711,323	$26,667,097	$(16,193,514)	$166,525,118

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2023 (Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$156,849,972	$26,667,097	$(23,154,780)	$260,251,151
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	2,247,978	2,247,978
Net income for three-month period ended September 30, 2023	—	—	—	—	—	—	(1,775,797)	—	—	(1,775,797)
BALANCE AT SEPTEMBER 30, 2023 (Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$155,074,175	$26,667,097	$(20,906,802)	$260,723,332

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2023 (Audited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Translation adjustment	—	—	—	—	—	—	—	—	1,859,755	1,859,755
Net income for nine-month period ended September 30, 2024	—	—	—	—	—	—	(40,582,933)	—	—	(40,582,933)
BALANCE AT SEPTEMBER 30, 2024 (Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$55,711,323	$26,667,097	$(16,193,514)	$166,525,118

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2022 (Audited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Restricted shares	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(7,879,513)	(7,879,513)
Net income for nine-month period ended September 30, 2023	—	—	—	—	—	—	(3,015,360)	—	—	(3,015,360)
BALANCE AT SEPTEMBER 30, 2023 (Unaudited)	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$155,074,175	$26,667,097	$(20,906,802)	$260,723,332

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(40,582,933)	$(3,015,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization on capital lease	70,835	80,252
Depreciation and amortization	14,037,554	15,385,624
Unrealized translation difference	—	165,444
Deferred tax asset	(3,615,091)	(1,002,511)
Amortization of right-of-use asset	659,509	—
Loss on disposal of equipment	29,169,008	—
Changes in assets and liabilities:
Accounts receivable	3,677,653	3,132,796
Inventories	153,371	718,994
Prepayments and deposits	171,305	(3,947,311)
Advance from customers	(42,545)	—
Other receivables	(86,423)	—
Accounts and Other payable and accrued expenses	(2,685,766)	(1,503,845)
Amount due to related Parties	—	—
Taxes payable	(330,299)	(229,600)
Operating lease	(889,641)	85,129
Net cash (used in) provided by operating activities	(293,463)	9,869,612

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(60,526,213)	(15,197,648)
Net cash from investing activities	(60,526,213)	(15,197,648)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of finance lease obligation	(264,094)	(267,810)
Net cash used in financing activities	(264,094)	(267,810)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	97,369	1,144,609
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,986,401)	(4,451,237)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	72,223,894	108,226,214
CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,237,493	$103,774,977

	Periods Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the nine-month period ended September 30, 2024 for:
Paid for taxes	$1,013,382	$4,930,601
Interest on finance lease obligation	$70,835	$80,252
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

(b)        Nature of Business

The Company manufactures and trades bromine through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”); manufactures and trades crude salt through its wholly-owned subsidiary, SHSI; and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business commenced trial operation in January 2019 but has temporarily suspended production insince May 2019 as required by the government to obtain project approval (see Note 1 (b)(iii)).

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic. While not fully quantifiable, the Company believes this situation did not have a material adverse impact on its operating results in the year of 2021. In 2022, COVID may have had a slightly more effect. The government conducted frequent unannounced inspections, which caused some disruption to production. In addition, the Company believes the government’s focusing on COVID may have slightly delayed the approval process for one or more of the closed factories. The virus outbreak and resulting supply chain issues has impacted the overall Chinese economy and thus impacted demand from end customers. It has delayed the delivery of machinery and other equipment for the Company’s Yuxin Chemical factory causing a postponement in its completion and opening. The Company believes the virus outbreak has delayed the finalization of the Sichuan Province environmental plan, causing a further delay for the Company’s project in Sichuan Province.

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 10, 2022 until February 1, 2023 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February, 2023.

In April 2022, Shouguang Hengde Salt Industry Co. Ltd, our subsidiary, was incorporated in Shandong Province, China, for crude salt production and trading. This subsidiary was created in response to a new government policy that requires bromine and crude salt companies to have separate registrations. The creation of this subsidiary and the separation of bromine and crude salt does not impact sales or overall profits. However, the establishment of this subsidiary has resulting in a reallocation of costs between bromine and crude salt.

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

The COVID restrictions and resulting national and international supply chain issues as well as governmental permit issues have caused delays in receiving some previously ordered machinery and equipment. The Company is working with its existing suppliers and may identify new suppliers so that it can complete construction of its factory based on accelerated delivery. Currently, the Company is unable to estimate when the construction can be completed and the production can begin.

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

On July 26, 2023, the Company announced that the delivery of the remaining equipment for its Yuxin chemical factory has been temporarily delayed and the Company will re-evaluate its chemical products strategy.

The Company believes the relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of September 30, 2024 and December 31, 2023. The Company does not believe the delay in opening the factory will materially impact the overall cost of the project.

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

(d)           Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less.Because of short maturity of these investments, the carrying amounts approximate their fair values.

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

(f)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $11,237,493 and $72,223,894 with these institutions as of September 30, 2024 and December 31, 2023, respectively.  The Company has not experienced any losses in such accounts in the PRC.

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

(h)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $99,035 and $121,941 for the three-month period ended September 30, 2024 and 2023, respectively, and totaled $322,448 and $405,664 for the nine-month period ended September 30, 2024 and 2023, respectively.

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

SEPTEMBER 30, 2024

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

For the three and nine months period ended September 30, 2024 and 2023, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(k)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the three-month periods ended September 30, 2024 and 2023, respectively.

Because the Company reported a net loss for the three-month periods ended September 30, 2024 and 2023, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

(n)           Inventories.

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

(s)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the nine months ended September 30, 2024.

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of September 30, 2024 and 2023.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable net consist of:

	September 30, 2024	December 31, 2023

Accounts receivable	$1,212,209	$4,890,756
Allowance for doubtful debt	(25,329)	(25,060)
	$1,186,880	$4,865,696

The overall accounts receivable balance as of September 30, 2024 decreased by $3,678,816, as compared to those of December 31, 2023. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	September 30, 2024	December 31, 2023

Raw materials	$29,833	$32,840
Finished goods	660,458	804,046
Less: impairment	(262,452)	(259,657)
Inventory, net	$427,839	$577,229

As of September 30, 2024 and December 31, 2023, the reserve for inventory impairment was due to exchange rate change.

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

In December 2017, the Company paid a one lump sum upfront amount of $ 9,075,213 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of September 30 2024 and December 31, 2023. As of September 30, 2024, the prepaid land lease increased to $9,442,751 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is completed and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2024	December 31, 2023
At cost:
Mineral rights	$2,752,312	$2,722,997
Buildings	70,248,967	29,863,200
Plant and machinery	147,561,812	185,738,906
Furniture, fixtures and office equipment	1,472,228	1,456,547
Motor vehicles	127,430	126,072
Construction in process	10,418,458	10,307,491
Total	232,581,207	230,215,213
Less: Accumulated depreciation and amortization	(81,900,223)	(108,027,190)
Impairment	—	—
Net book value	$150,680,984	$122,188,023

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $7,870,846 and $8,346,742 as at September 30, 2024 and December 31, 2023, respectively.

During the three-month period ended September 30, 2024, depreciation and amortization expense totaled $4,522,525 ,of which $1,211,694, $203,244 and $3,107,587 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the nine-month period ended September 30, 2024,depreciation and amortization expense totaled $13,980,751 of which $5,601,791, $605,945 and $7,773,015 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

During the three-month period ended September 30, 2023, depreciation and amortization expense totaled $4,787,568 .of which $760,400, $166,042 and $3,861,126 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the nine-month period ended September 30, 2023,depreciation and amortization expense totaled $15,381,658, of which $3,502,188, $765,921 and $11,113,549 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

NOTE 6 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	September 30, 2024	December 31, 2023
At cost:
Buildings	$213,868	$211,590
Total	213,868	211,590
Less: Accumulated depreciation and amortization	(133,724)	(128,475)
Net book value	$80,144	$83,115

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and nine months period ended September 30, 2024, depreciation and amortization expense totaled $1,268 and $3,808, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and nine months period ended September 30, 2023, depreciation and amortization expense totaled $1,291 and $3,966, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 7 – OPERATING LEASE RIGHT–OF USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.95 square kilometers with an aggregate operating lease right-of-use assets amount of $7,642,937 as at September 30, 2024.

As of September 30, 2024, the total operating lease ROU assets was $6,385,605.

The total operating lease cost for the nine-month period ended September 30, 2024 and 2023 was $659,509 and $706,033.

NOTE 8 – PAYABLE AND ACCRUED EXPENSES

Accounts payable, other payable and accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$128,696	$206,984
Salary payable	215,711	216,253
Social security insurance contribution payable	174,253	172,398
Other payable-related party	—	88,086
Accrued expense for construction	5,447,458	5,389,437
Accrued expense-others	9,809,027	2,760,778
Total	$15,775,145	$8,833,936

Accrued expense-others mainly include of the shares to be paid for the acquisition of salt plant $7,878,182 and others

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the former chairman of the board of directors of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $87,927 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the three and nine months ended September 30, 2024 was approximately $22,258 and $66,125. The expense associated with this agreement for the three and nine months ended September 30, 2023 was approximately $21,748 and $66,028.

NOTE 9 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Former Chairman Of the Board
Liu Xiaobin	Chief Executive Officer and Chairman of the Board
Li Min	Chief Financial Officer
Miao Naihui	Chief Operating Officer,Director

b)

	September 30,	December 31,
	2024	2023
Amount due to related parties:
Yang Ming	$420,969	$416,484
Liu Xiaobin	887,214	887,214
Li Min	645,291	641,480
Miao Naihui	645,291	641,480
Total	$2,598,765	$2,586,658

Considering that the Company has not performed well in recent years, the Company and its executive officers mutually agreed and to returned all, or a portion of their cash compensation earned for their services with the Company, which may be considered for future compensation should the Company improve its results of operations.

NOTE 10 – TAXES PAYABLE

	September 30,	December 31,
	2024	2023
Land use tax payable	$19,817	$24,689
Value added tax and other taxes payable	125,825	450,941
Total	$145,642	$475,630

NOTE 11 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	September 30,	December 31,
	Interest rate	2024	2023
Total finance lease liability	6.7%	$1,305,562	$1,485,575
Less: Current portion		(201,855)	(172,625)
Finance lease liability, net of current portion		$1,103,707	$1,312,950

Interest expenses from capital lease obligations amounted to $21,191 and $23,791 for the three-month period ended September 30, 2024 and 2023, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from capital lease obligations amounted to $70,835 and $80,252 for the nine-month period ended September 30, 2024 and 2023, respectively, which were charged to the condensed consolidated statement of income (loss).

The components of operating lease liabilities as follows:

	Imputed	September 30,	December 31,
	Interest rate	2024	2023
Total Operating lease liabilities	4.89%	$7,535,062	$7,998,908
Less: Current portion		(498,580)	(473,653)
Operating lease liabilities, net of current portion		$7,036,482	$7,525,255

The weighted average remaining operating lease term at September 30, 2024 was 18 years and the weighted average discounts rate was 4.89%. Lease payments for the three-month period ended September 30, 2024 and 2023, respectively, were $66,387 and $64,866. Lease payments for the nine-month period ended September 30, 2024 and 2023, respectively, were $823,608 and $824,572.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$267,867	$842,770
the next 13 to 24 months	267,867	847,056
the next 25 to 36 months	267,867	854,820
the next 37 to 48 months	267,867	859,449
the next 49 to 60 months	267,867	826,953
thereafter	267,867	8,535,418
Total	1,607,202	12,766,466
Less: Amount representing interest	(301,640)	(5,231,404)
Present value of net minimum lease payments	$1,305,562	$7,535,062

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As at September 30, 2024 GULF RESOURCES 'statutory provident fund stood at $26.67 million.

NOTE 13 – TREASURY STOCK

As of September 30, 2024 and December 31, 2023, the number of treasury stock of the Company was 285,830 and 285,830, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of September 30, 2024, the number of shares of the Company’s common stock available for grant of awards under the 2019 Plan was 561,801 shares.

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

For the three months ended September 30, 2024 and 2023, total compensation costs for options issued recorded in the consolidated statement of loss were $0. There were no related tax benefits as a full valuation allowance was recorded in the three months ended September 30, 2024 and 2023.

 The following table summarizes all Company stock option transactions between January 1, 2024 and September 30, 2024.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2024	—	$—	—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, September 30, 2024	—	$—	—

Stock Options and Warrants Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at September 30, 2024	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding at September 30, 2024 are fully vested. As of September 30, 2024 there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2024 was $0.

During the three and nine months ended September 30, 2024 and 2023, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – OTHER EXPENSES

In September 2024, the Company retired some fixed assets including aqueducts and wells for a total amount approximately $29,169,008. This decision was made due to the following reasons: (1) the aqueducts exhibits serious water seepage, posed potential damage, and could lead to environmental pollution; (2) the wells were found to have reduced water flow, low brine content and high energy consumption.

NOTE 16 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2024 and 2023, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2024 and 2023.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and nine-month periods ended September 30, 2024 and 2023.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2024 and 2023 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of September 30, 2024 and December 31, 2023, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $46,286,602 and $87,160,228, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2024 and December 31, 2023, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of September 30, 2024 and December 31, 2023, the unrecognized WHT are $1,342,345 and $3,396,379, respectively.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
Current taxes – PRC	$—	$—	$(33,224)	$—
Deferred tax – PRC entities	1,103,697	483,524	3,615,091	876,779
Total Income tax (expenses) benefits	$1,103,697	$483,524	$3,581,867	$876,779

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,776,740	1,757,816
PRC tax losses	15,718,721	11,941,045
US federal net operating loss	1,765,251	1,694,013
Total deferred tax assets	19,260,712	15,392,874
Valuation allowance	(13,605,086)	(13,533,849)
Net deferred tax asset	$5,655,626	$1,859,025

The decrease in valuation allowance for the three-month period ended September 30, 2024 is $14,209.

The decrease in valuation allowance for the three-month period ended September 30, 2023 is $12,974.

The decrease in valuation allowance for the nine-month period ended September 30, 2024 is $71,237.

The decrease in valuation allowance for the nine-month period ended September 30, 2023 is $233,212.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2024 and December 31, 20232 and no amounts accrued for penalties and interest for the three and nine months ended September 30, 2024 and 2023.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – BUSINESS SEGMENTS

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

Three-Month Period Ended September 30, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,571,313	$654,039	$—	$17,013	$2,242,365	$—	$2,242,365
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(4,029,999)	(102,657)	(339,038)	(39,072)	(4,510,766)	(70,843)	(4,581,609)
Income tax benefit (expense)	1,001,067	18,020	84,610	—	1,103,697	—	1,103,697
Income (loss) from operations after income tax benefit (expense)	(3,028,932)	(84,637)	(254,428)	(39,072)	(3,407,069)	(70,843)	(3,477,912)
Total assets	89,030,860	48,060,437	54,871,374	1,812,636	193,775,307	109,987	193,885,294
Depreciation and amortization	3,818,547	649,997	68,221	33,478	4,570,243	—	4,570,243
Capital expenditures	—	—	—	—	—	—	—

Three-Month Period Ended September 30, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,908,152	$889,556	$—	$67,907	$5,865,615	$—	$5,865,615
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(2,143,203)	500,469	(397,410)	4,156	(2,035,988)	(257,300)	(2,293,288)
Income tax benefit (expense)	516,927	(125,731)	92,328	—	483,524	—	483,524
Income (loss) from operations after income tax benefit (expense)	(1,626,276)	374,738	(305,082)	4,156	(1,552,464)	(257,300)	(1,809,764)
Total assets	159,846,002	11,983,765	105,533,526	1,244,427	278,607,720	285,157	278,892,877
Depreciation and amortization	4,507,616	180,121	67,692	33,430	4,788,859	—	4,788,859
Capital expenditures	15,149,296	—	—	—	15,149,296	—	15,149,296

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,576,744	$1,294,645	$—	$61,207	$5,932,596	$—	$5,932,596
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(13,475,400)	(47,725)	(993,116)	(140,554)	(14,656,795)	(341,230)	(14,998,025)
Income tax benefit (expense)	3,361,390	(15,204)	235,681	—	3,581,867	—	3,581,867
Income (loss) from operations after income tax benefit (expense)	(10,114,010)	(62,929)	(757,435)	(140,554)	(11,074,928)	(341,230)	(11,416,158)
Total assets	89,030,860	48,060,437	54,871,374	1,812,636	193,775,307	109,987	193,885,294
Depreciation and amortization	12,718,202	1,013,663	204,892	100,797	14,037,554	—	14,037,554
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

Nine-Month Period Ended September 30, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$20,734,871	$2,287,672	$—	$150,861	$23,173,404	$—	$23,173,404
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(3,340,404)	904,482	(1,231,302)	14,011	(3,653,213)	(358,731)	(4,011,944)
Income tax benefit (expense)	800,170	(228,002)	304,611	—	876,779	—	876,779
Income (loss) from operations after income tax benefit (expense)	(2,540,234)	676,480	(926,691)	14,011	(2,776,434)	(358,731)	(3,135,165)
Total assets	159,846,002	11,983,765	105,533,526	1,244,427	278,607,720	285,157	278,892,877
Depreciation and amortization	14,521,943	553,141	207,878	102,662	15,385,624	—	15,385,624
Capital expenditures	15,197,648	—	—	—	15,197,648	—	15,197,648

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2024	2023	2024	2023
Total segment operating Income (loss)	$(4,510,766)	$(2,035,988)	$(14,656,795)	$(3,653,213)
Corporate costs	(70,843)	(65,148)	(341,230)	(193,287)
Unrealized gain on translation of intercompany balance	—	(192,152)	—	(165,444)
Income (loss) from operations	(4,581,609)	(2,293,288)	(14,998,025)	(4,011,944)
Other income, net of expense	(14,971)	33,967	6,236	119,805
Other Expenses	—	—	(29,173,011)	—
Income (loss) before taxes	$(4,596,580)	$(2,259,321)	$(44,164,800)	$(3,892,139)

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$188	$243	$—	$431	19.2%
2	Shandong Brother Technology Limited	$190	$233	$—	$423	18.9%
3	Shouguang Weidong Chemical Company Limited	$189	$178	$—	$367	16.4%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$543	$462	$—	$1,005	16.9%
2	Shandong Brother Technology Limited	$515	$447	$—	$962	16.2%
3	Shouguang Weidong Chemical Company Limited	$516	$386	$—	$902	15.2%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2023.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Brother Technology Limited	$766	$309	$—	$1,075	18.5%
2	Shandong Morui Chemical Company Limited	$769	$298	$—	$1,067	18.4%
3	Shouguang Weidong Chemical Company Limited	$772	$282	$—	$1,054	18.2%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2023.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,166	$842	$—	$4,008	17.4%
2	Shandong Brother Technology Limited	$3,077	$768	$—	$3,845	16.7%
3	Shouguang Weidong Chemical Company Limited	$3,087	$677	$—	$3,764	16.4%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$2,532	$—	$—	$2,532	11%

NOTE 18 – CUSTOMER CONCENTRATION

During the nine-month period ended September 30, 2024, the Company sold 62.9% of its products to its top five customers. As of September 30, 2024, amounts due from these customers were $948,003.

During the nine-month period ended September 30, 2023, the Company sold 68.4% of its products to its top five customers. As of September 30, 2023, amounts due from these customers were $1,485,777.

NOTE 19 – MAJOR SUPPLIERS

During the nine-month period ended September 30, 2024 the Company purchased 100% of its raw materials from its top four suppliers.  As of September 30, 2024, amounts due to those suppliers were $127,698.

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of September 30, 2024.

NOTE 21 - SUBSEQUENT EVENT

Not Applicable

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 10, 2022 until February 1, 2023. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February, 2023.

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

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park.  Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Chemical companies that are not being asked to move into the park are being permanently closed.  Since our factories closed, the Company has secured from the government the land use rights for its chemical plant. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. The construction was expected to take approximately one year and an additional six months to complete the equipment installation and testing, however due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been delayed. The  Company has received the refrigeration and air compressor units. On July 26, 2023, the Company announced that the delivery of the remaining equipment for its Yuxin chemical factory has been temporarily delayed and the Company will re-evaluate its chemical products strategy.

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

On June 26, 2024, the Company received a letter from Nasdaq indicating that, based on its further review and the plan of compliance submitted by the Company on June 14, 2024, Nasdaq has determined to grant an exception to enable the Company to regain compliance with the Rule. The terms of the exception were as follows: on or before October 14, 2024, the Company must file the Delinquent Reports, as required by the Rule. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a hearings panel.

Subsequently, on August 20, 2024, the Company received a notice (the “August Notice”) from Nasdaq indicating that, because the Company is delinquent in filing its quarterly report on Form 10-Q for the period ended June 30, 2024, the Company was not in compliance with the Rule. The Notice also indicates that as a result of this additional delinquency, the Company must submit an update to its original plan to regain compliance with respect to the filing requirements. The Company has until September 4, 2024 to submit such update to Nasdaq. On October 15, 2024, the Company received written notice from the Staff that, as a result of the Company filing the Delinquent Filings with the SEC, the Staff has determined that the Company complies with the Rule and considers the matter to be closed.

 On November 5, 2024, the Company received a notice in the form of a letter (“Price Deficiency Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 34 consecutive business days (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until May 5, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before May 5, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify for the additional compliance period, the Company will be required to (i) submit, no later than the expiration date, an on-line Transfer Application, (ii) submit a non-refundable $5,000 application fee, (iii) meet the continued listing requirement for the market value of its publicly held shares and all other continued listing standards for The Nasdaq Stock Market, with the exception of the bid price requirement, and (iv) will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. As part of its review process, the Staff will make a determination of whether they believe the Company will be able to cure this deficiency. Should the Staff conclude that the Company will not be able to cure the deficiency, or should the Company determine not to submit a transfer application or make the required representation, the Staff will provide notice that the Company’s securities will be subject to delisting.

The Nasdaq Price Deficiency Letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Global Select Market, subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Stock Market.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2024 and 2023.

Comparison of the Three-Month Period Ended September 30, 2024 and 2023

	Three-Month Period Ended September 30, 2024	Three-Month Period Ended September 30, 2023	Percent Change Increase/ (Decrease)
Net revenue	$2,242,365	$5,865,615	(62%)
Cost of net revenue	(4,071,616)	(6,373,902)	(36%)
Gross profit	(1,829,251)	(508,287)	260%
Sales and marketing expenses	(13,484)	(14,428)	(7%)
Direct labor and factory overheads incurred during plant shutdown	(1,736,345)	(1,007,689)	72%
General and administrative expenses	(1,002,529)	(762,884)	31%
Income(Loss) from operations	(4,581,609)	(2,293,288)	100%
Other income	(14,971)	33,967	(144%	)
Income(Loss) before taxes	(4,596,580)	(2,259,321)	103%
Income tax benefit	1,103,697	483,524	128%
Net income(loss)	$(3,492,883)	$(1,775,797)	97%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended September 30, 2024 as compared to the same period in 2023:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	September 30, 2024		September 30, 2023		of Net Revenue
Segment		% of total		% of total
Bromine	$1,571,313	70%	$4,908,152	84%	(68%)
Crude Salt	654,039	29%	889,556	15%	(26%)
Chemical Products	—	—	—	—
Natural Gas	—	—	—	—	—
Total	2,225,352	99%	5,797,708	99%	(62%)
Equipment Lease	17,013	1%	67,907	1%	(75%)
Total sales	$2,242,365	100%	$5,865,615	100%	(62%)

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2024	September 30, 2023	Increase (Decrease)
Bromine	656	1,516	(57%)
Crude Salt	24,249	30,334	(20%)

Bromine segment

For the three-month periods ended September 30, 2024 and 2023, the net revenue for the bromine segment was $1,571,313 and $4,908,152, respectively. The decrease of the net revenue of bromine was due to the 57% decrease in tonnes sold and the 26% decrease in average selling price of bromine in the third quarter of 2024. The average selling price of bromine in the third quarter of 2024 was $2,396 compared to the average selling price of bromine in the third quarter of 2023 of $3,237 (calculated by dividing revenue by tonnes).

Crude salt segment

For the three-month periods ended September 30, 2024 and 2023, the net revenue for the crude salt was $654,039 and $889,556, respectively. The decrease of net revenue of crude salt was mainly due to the 20% decrease in tonnes sold and the 8% decrease in average selling price of crude salt for the three-month period ended September 30, 2024.

Chemical products segment

For the three-month periods ended September 30, 2024 and 2023, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month period ended September 30, 2024 and 2023, the net revenue was $0.

For the three-month period ended September 30, 2024 and 2023, the net revenue for the equipment lease was $17,013 and $67,907.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2024		September 30, 2023		Net Revenue
Segment		% of total		% of total
Bromine	$3,794,088	93.18%	$5,995,496	94.06%	(37%)
Crude Salt	277,451	6.81%	378,100	5.93%	(27%)
Chemical Products	—	—	—	—	—
Natural Gas	77	0.01%	306	0.01%	(75%)
Total	$4,071,616	100%	$6,373,902	100%	(36%)

Cost of net revenue reflects mainly the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2023	31,506	19%
Three-month period ended September 30, 2024	31,506	8%
Variance of the three-month period ended September 30, 2024 and 2023	—	(11%	)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes of all the seven factories including those that have not commenced operations.

Bromine segment

For the three-month period ended September 30, 2024, the bromine segment had a net cost of revenue of $3,794,088.

For the three-month period ended September 30, 2023 the cost of net revenue for the bromine segment was $5,995,496.

Crude salt segment

For the three-month period ended September 30, 2024 the cost of net revenue for the crude salt segment was $277,451.

For the three-month period ended September 30, 2023 the cost of net revenue for the crude salt segment was $378,100.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2024 and 2023 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended September 30, 2024 and 2023 was $77 and 306, respectively.

Gross Profit. Gross loss was $1,829,251 or 82%, of net revenue for three-month period ended September 30, 2024, representing an decrease of $1,320,964, as compared to a gross profit of $508,287 or 9%, of net revenue for the same period in 2023.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2024		September 30, 2023		Profit Margin
Segment		Gross Profit(loss) Margin		Gross Profit (loss) Margin
Bromine	$(2,222,775)	(141%)	$(1,087,344)	(22%)	(119%)
Crude Salt	376,588	58%	511,456	57%	1%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Equipment Lease	16,936	100%	67,601	100%	0%
Total Gross Profit (Loss)	$(1,829,251)	(82%)	$(508,287)	(9%)	(73%)

Bromine segment

For the three-month period ended September 30, 2024, the gross loss for our bromine segment was 141%, compared to 22% in the three-month period ended September 30, 2023. The increase in gross loss margin was primarily attributable to the lower average selling price of bromine of $2,396 per ton in the three-month period ended September 30, 2024 compared to $3,237 per ton in the three-month period ended September 30, 2023.

For the three-month period ended September 30, 2023, the gross loss margin for our bromine segment was 22%.

Crude salt segment

For the three-month period ended September 30, 2024, the gross profit margin for our crude salt segment was 58%.

For the three-month period ended September 30, 2023, the gross profit margin for our crude salt segment was 57%.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $1,736,345 and $1,007,689 incurred for the three-month periods ended September 30, 2024 and 2023, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses General and administrative expenses were $1,002,529 for the three-month period ended September 30, 2024, representing an increase of $239,645 as compared to $762,884 for the same period in 2023.

Income (loss) from Operations loss from operations was $4,581,609 for the three-month period ended September 30, 2024, compared to income of $2,293,288 in the same period in 2023.

	Loss from Operations by Segment
	Three-Month Period Ended September 30, 2024		Three-Month Period Ended September 30, 2023
Segment:		% of total		% of total
Bromine	$(4,029,999)	89.34%	$(2,143,203)	105.27%
Crude Salt	(102,657)	2.27%	500,469	(24.58%)
Chemical Products	(339,038)	7.52%	(397,410)	19.52%
Natural Gas	(39,072)	0.87%	4,156	(0.21%)
Income(loss) from operations before corporate costs	(4,510,766)	100%	(2,035,988)	100%
Corporate costs	(70,843)		(65,148)
Unrealized gain (loss) on translation of Intercompany balance	—		(192,152)
Income (loss) from operations	$(4,581,609)		$(2,293,288)

Bromine segment

Loss from operations from our bromine segment was $4,029,999 for the three-month period ended September 30, 2024, compared to loss from operations of $2,143,203 in the same period in 2023. The decrease of the net revenue of bromine was due to the 57% decrease in tonnes sold and the 26% decrease in average selling price of bromine in the third quarter of 2024.

Crude salt segment

Loss from operations from our crude salt segment was $102,657 for the three-month period ended September 30, 2024, compared to income from operations of $500,469 in the same period in 2023. The decrease of net revenue of crude salt was mainly due to the 20% decrease in tonnes sold and the 8% decrease in average selling price of crude salt for the three-month period ended September 30, 2024.

Chemical products segment

Loss from operations from our chemical products segment was $339,038 for the three-month period ended September 30, 2024, compared to loss from operations of $397,410 in the same period in 2023.

Natural gas segment

Loss from operations from our natural gas segment was $39,072 for the three -month period ended September 30, 2024, compared to an income of $4,156 in the same period in 2023.

Other Income(loss), Net Other loss, net of $14,971 represented bank interest income, net of capital lease interest expense for the three -month period ended September 30, 2024, a decrease of $48,938 as compared to the same period in 2023.

Net Income (loss) Net loss was $3,492,883 for the three-month period ended September 30, 2024, compared to a net loss of $1,775,797 in the same period in 2023.

Comparison of the Nine-Month Period Ended September 30, 2024 and 2023

	Nine-Month Period Ended September 30, 2024	Nine-Month Period Ended September 30, 2023	Percent Change Increase/ (Decrease)
Net revenue	$5,932,596	$23,173,404	(74%)
Cost of net revenue	(11,303,519)	(20,464,418)	(45%)
Gross profit	(5,370,923)	2,708,986	(298%)
Sales, marketing and other operating expenses	(31,608)	(42,850)	(26%)
Direct labor and factory overheads incurred during plant shutdown	(7,185,537)	(4,471,954)	61%
Other operating loss	—	60,134
General and administrative expenses	(2,409,957)	(2,266,260)	6%
Income(Loss) from operations	(14,998,025)	(4,011,944)	274%
Other income	6,236	119,805	(95%)
Other Expenses	(29,173,011)	—	—
Income(Loss) before taxes	(44,164,800)	(3,892,139)	1035%
Income tax benefit (expense)	3,581,867	876,779	309%
Net income(loss)	$(40,582,933)	$(3,015,360)	1245%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the nine-month period ended September 30, 2024 as compared to the same period in 2023:

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent Increase
	September 30, 2024		September 30, 2023		of Net Revenue
Segment		% of total		% of total
Bromine	$4,576,744	77.15%	$20,734,871	89.48%	(78%)
Crude Salt	1,294,645	21.82%	2,287,672	9.87%	(43%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	5,871,389	98.97%	23,022,543	99.35%	(75%)
Equipment Lease	61,207	1.03%	150,861	0.65%	(59%)
Total sales	$5,932,596	100%	$23,173,404	100%	(74%)

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2024	September 30, 2023	Increase
Bromine (excluding volume sold to SYCI)	1,889	5,937	(68%)
Crude Salt	53,172	71,354	(25%)

Bromine segment

Net revenue from our bromine segment decreased to $4,576,744 for the nine-month period ended September 30, 2024 compared to $20,734,871 for the same period in 2023 respectively, due to the lower selling price and selling quantity.

Crude salt segment

Net revenue from our crude salt segment decreased to $1,294,645 for the nine-month period ended September 30, 2024 compared $2,287,672 for the same period in 2023, respectively, due to the lower selling price and selling quantity.

Chemical products segment

For the nine-month period ended September 30, 2024 and 2023, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the nine-month period ended September 30, 2024 and 2023, the net revenue for the natural gas was $0.

Equipment Lease

For the nine-month period ended September 30, 2024 and 2023, the net revenue for the equipment lease was $61,207 and $150,861.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2024		September 30, 2023		Net Revenue
Segment		% of total		% of total
Bromine	$10,595,899	94%	$19,187,620	94%	(45%)
Crude Salt	707,344	6%	1,276,119	6%	(45%)
Chemical Products	—	—	—	—	—
Natural Gas	276	0%	679	0%	(59%)
Total	$11,303,519	100%	$20,464,418	100%	(45%)

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2023	31,506	29%
Nine-month period ended September 30, 2024	31,506	8%
Variance of the nine-month period ended September 30, 2024 and 2023	—	(21%)

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the nine-month period ended September 30, 2024 the cost of net revenue for the bromine segment was $10,595,899.

For the nine-month period ended September 30, 2023 the cost of net revenue for the bromine segment was $19,187,620.

Crude salt segment

For the nine-month period ended September 30, 2024 the cost of net revenue for the crude salt segment was $707,344. The cost of net revenue for our crude salt segment for the nine-month period ended September 30, 2023 was $1,276,119.

The reason for the decrease is that there is that with the creation of SHSI, some costs formerly allocated to crude sale were allocated to bromine.

Natural gas segment

Cost of net revenue for our natural gas segment for the nine-month period ended September 30, 2024 and 2023 was $276 and $679.

Gross Profit. Loss profit was $5,370,923, or 91%, of net revenue for nine-month period ended September 30, 2024 compared to $2,708,986, or 12%, of net revenue for the same period in 2023.

	Gross Profit (Loss) by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2024		September 30, 2023		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit Margin
Bromine	$(6,019,155)	(132%)	$1,547,251	7%	139%
Crude Salt	587,301	45%	1,011,553	44%	1%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Equipment Lease	60,931	100%	150,182	100%	—
Total Gross Profit(Loss)	$(5,370,923)	(91%)	$2,708,986	12%	(102%)

Bromine segment

For the nine-month period ended September 30, 2024, the gross loss margin for our bromine segment was 132%, compared to 7% in the nine-month period ended September 30, 2023. The increase in gross loss margin was primarily attributable to the lower average selling price of bromine of $2,423 per ton in the nine-month period ended September 30, 2024 compared to $3,493 per ton in the nine-month period ended September 30, 2023.

For the nine-month period ended September 30, 2023, the gross profit margin for our bromine segment was 7%.

Crude salt segment

For the nine-month period ended September 30, 2024, the gross profit margin for our crude salt segment was 45%.

For the nine-month period ended September 30, 2023 the gross profit margin for our crude salt segment was 44%.

Chemical products segment

For the nine-month period ended September 30, 2024, the gross profit margin for our chemical segment was 0% due to the closure of our chemical products plant. As a result of the closure, there were no chemical products for sale for the nine-month period ended September 30, 2024.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $7,185,537 and $4,471,954 incurred for the nine-month periods ended September 30, 2024 and 2023, respectively, for the factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $2,409,957 for the nine-month period ended September 30, 2024, a increase of $143,697 (or 6%) as compared to $2,266,260 for the same period in 2023. The increase was mainly due to the unrealized foreign currency transaction loss on intercompany balance recorded in nine-month period ended September 30, 2024 compared to an unrealized foreign currency transaction gain on intercompany balance recorded in the same period in the previous year.

Income (Loss) from Operations. Loss from operations was $14,998,025 for the nine-month period ended September 30, 2024, compared to an income of $4,011,944 in the same period in 2023.

	Income(Loss) from Operations by Segment
	Nine-Month Period Ended September 30, 2024		Nine-Month Period Ended September 30, 2023
Segment:		% of total		% of total
Bromine	$(13,475,400)	91.94%	$(3,340,404)	91.43%
Crude Salt	(47,725)	0.32%	904,482	(24.76%)
Chemical Products	(993,116)	6.78%	(1,231,302)	33.7%
Natural Gas	(140,554)	0.96%	14,011	(0.37%)
Income (Loss) from operations before corporate costs	(14,656,795)	100%	(3,653,213)	100%
Corporate costs	(341,230)		(193,287)
Unrealized gain on translation of intercompany balance	—		(165,444)
Income (Loss) from operations before taxes	$(14,998,025)		$(4,011,944)

Bromine segment

Loss from operations from our bromine segment was $13,475,400 for the nine-month period ended September 30, 2024, compared to a loss of $3,340,404 in the same period in 2023. The increase in gross loss margin was primarily attributable to the lower average selling price of bromine of $2,423 per ton in the nine-month period ended September 30, 2024 compared to $3,493 per ton in the nine-month period ended September 30, 2023.

Crude salt segment

Loss from operations from our crude salt segment was $47,725 for the nine-month period ended September 30, 2024, compared to an income of $904,482 in the same period in 2023.

Chemical products segment

Loss from operations from our chemical products segment was $993,116 for the nine-month period ended September 30, 2024, compared to a loss of $1,231,302 in the same period in 2023.

Natural gas segment

Loss from operations from our natural gas segment was $140,554 for the nine-month period ended September 30, 2024, compared to an income of $14,011 in the same period in 2023.

Other Income, Net. Other income, net of $6,236 represented bank interest income, net of capital lease interest expense for the nine -month period ended September 30, 2024, a decrease of $113,569, (or approximately 95%) as compared to the same period in 2023.

Net Income (Loss). Net loss was $40,582,933 for the nine-month period ended September 30, 2024, compared to a net loss of $3,015,360 in the same period in 2023.

Net Income Per Share

For the nine months ended September 30, 2024, net loss per share was $3.78 compared to a loss of $0.29 in the period ending September 30, 2023. There were 10,726,924 shares outstanding compared to 10,431,924 shares.

Foreign Currency Translation Adjustment

For the nine months ending September 30, 2024, the Company had a positive foreign currency translation adjustment of $1,859,755 versus a positive adjustment of $7,879,513 in the previous year. This adjustment impacts all balance sheet translations into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, cash and cash equivalents were $11,237,493 as compared to $72,223,894 as of December 31, 2023. The components of this decrease of $60,986,401 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(293,463)	$9,869,612
Net cash used in investing activities	(60,526,213)	(15,197,648)
Net cash used in financing activities	(264,094)	(267,810)
Effects of exchange rate changes on cash and cash equivalents	97,369	1,144,609)
Net increase (decrease) in cash and cash equivalents	$(60,986,401)	$(4,451,237)

For the nine-month period ended September 30, 2024, we met our working capital and capital investment requirements by using cash on hand.

Net Cash (used in) Provided by Operating Activities

During the six-month period ended September 30, 2024, cash flow used in by operating activities of approximately $0.29 million was mainly due to a net loss of $40.58 million, a decrease in deferred taxes of $3.62 million and offset by depreciation and amortization expense of $14.04 million and loss on disposal of equipment of $29.17 million.

During the nine-month period ended September 30, 2023, cash flow provided by operating activities of approximately $9.9 million was mainly due to a non-cash adjustment for depreciation and amortization expense of $15.4 million and offset by a net loss of $3.02 million and an increase in prepayments and deposits of $3.95 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
		% of total		% of total
Aged 1-30 days	$895,402	75%	$2,040,377	42%
Aged 31-60 days	291,478	25%	2,460,233	51%
Aged 61-90 days	—	—	365,086	7%
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$1,186,880	100%	$4,865,696	100%

The overall accounts receivable balance as of September 30, 2024 decreased by $3,678,816, as compared to those of December 31, 2023. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers. No allowance for doubtful accounts for the three-month and nine-month periods ended September 30, 2024 is required.

Inventory

Our inventory consists of the following:

	September 30, 2024		December 31, 2023
		% of total		% of total
Raw materials	$29,833	7%	$32,840	5%
Finished goods	398,006	93%	544,389	95%
Total	$427,839	100%	$577,229	100%

The net inventory level as of September 30, 2024 decreased by $149,390, as compared to the net inventory level as of December 31, 2023.

Raw materials decreased by $3,007 as of September 30, 2024 as compared to December 31, 2023.

Our finished goods decreased by $146,383 as of September 30, 2024 as compared to December 31, 2023.

Net Cash Used in Investing Activities

During the six months ended September 30, 2024, we used approximately $60.5 million to acquire property, plant and equipment, which primarily included the cost of bromine wells and the installation of high and low voltage lines for these bromine wells, as well as the purchase of salt plants.

For the nine-month period ended September 30, 2023, we used approximately $15.2 million to the flood prevention project aiming to prevent flooding that could harm the wells, aqueducts and crude salt pans at our plant.

Net Cash Used in Financing Activities

For the nine-month period ended September 30, 2024 and 2023, we used $0.3 million to repay finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $11.24 million at September 30, 2024, all of which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

On November 5, 2024, the Company received a notice in the form of a letter (“Price Deficiency Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 34 consecutive business days (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until May 5, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before May 5, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify for the additional compliance period, the Company will be required to (i) submit, no later than the expiration date, an on-line Transfer Application, (ii) submit a non-refundable $5,000 application fee, (iii) meet the continued listing requirement for the market value of its publicly held shares and all other continued listing standards for The Nasdaq Stock Market, with the exception of the bid price requirement, and (iv) will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. As part of its review process, the Staff will make a determination of whether they believe the Company will be able to cure this deficiency. Should the Staff conclude that the Company will not be able to cure the deficiency, or should the Company determine not to submit a transfer application or make the required representation, the Staff will provide notice that the Company’s securities will be subject to delisting.

The Nasdaq Price Deficiency Letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Global Select Market, subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Stock Market.

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from Nasdaq, and if our common stock is delisted, our warrants will also be delisted. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

·	we may be unable to raise equity capital on acceptable terms or at all;
·	we may lose the confidence of our customers, which would jeopardize our ability to continue our business as currently conducted;
·	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
·	holders may be unable to sell or purchase our securities when they wish to do so;
·	we may become subject to stockholder litigation;
·	we may lose the interest of institutional investors in our common stock;
·	we may lose media and analyst coverage;
·	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
·	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K

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

GULF RESOURCES, INC.

Dated: November 19, 2024	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 19, 2024	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)