Form 10-K
period 2024-12-31
GULF RESOURCES, INC.
filed 2025-04-11
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

Securities registered pursuant to section 12(g) of the Act:None.

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

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $8.0 million based upon a closing sale price of $1.03 on June 28, 2024.

As of April 10, 2025, the Registrant had outstanding 11,346,618 shares of common stock, excluding 285,830 shares of common stock of treasury stock.

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

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.14204 and $0.14042 during fiscal years 2023 and 2024, respectively, the reporting currency of the Company is the United States dollar (“USD” or $”).

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

On December 12, 2006, our Company, then known as Diversifax, Inc., a public “shell” company, acquired Upper Class Group Limited and SCHC. Under the terms of the agreement, the stockholders of Upper Class Group Limited received 13,250,000 (restated for the 2- for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of our voting common stock in exchange for all outstanding shares of Upper Class Group Limited. Members of the Yang family received approximately 62% of our common stock as a result of the acquisition. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Upper Class Group Limited for the net assets of Gulf Resources, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical consolidated financial statements of the legal acquirer, Diversifax, Inc., are those of the legal acquiree, Upper Class Group Limited. Share and per share amounts stated have been retroactively adjusted to reflect the share exchange. On February 20, 2007, we changed our corporate name to Gulf Resources, Inc.

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

Recent Developments

Acquisition Agreements

In June 2024, a wholly owned subsidiary of the Company, Shouguang Hengde Salt Industry Co. Ltd ( “SHSI”) entered into crude salt field acquisition agreements with Shouguang Qingshuibo Farm Co., LTD. (“Seller A”), Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative (“Seller B”), Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative (“Seller C”), Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative (“Seller D”), and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative (“Seller E”), respectively, as amended in December 2024. A summary of these agreements are set forth below:

On June 26, 2024, SHSI entered into an acquisition agreement with Seller A, pursuant to which Seller A agrees to transfer to SHSI, and SHSI agrees to purchase, 2,380,000 square meters of crude salt field (including the land lease fee) for RMB54.40 per square meter, with the total transfer price of RMB129,472,000. The term of transfer is from June 29, 2024 to June 28, 2044. 80% of the transfer price shall be paid upon the execution of the agreement, and the remaining 20% shall be paid in shares of common stock of the Company within three months from the date of the agreement after SHSI has inspected the and accepted the crude salt field in writing. Subsequently, on December 17, 2024, the parties entered into an amendment to the agreement, pursuant to which the Article 2. 2 of the agreement has been amended as follows: eighty percent (80%) of the total amount, equaling RMB103,577,600 had been paid on the date of signing the contract by both parties. The remaining RMB25,894,400 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB10,357,800 shall be paid in shares, calculated on a per share price of US$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller A or Seller A's designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

On June 27, 2024, SHSI entered into an acquisition agreement with each Seller B, Seller C, Seller D and Seller E, respectively, pursuant to which the sellers agreed to transfer to SHSI, and SHSI agrees to purchase from the sellers, 750,000, 804,000, 385,000, and 822,000 square meters of crude salt field (including the land lease fee) for RMB54.10, RMB54.90, RMB54.00, and RMB55.70 per square meter, respectively, with the total transfer price of RMB40,575,000, RMB44,139,600, RMB20,790,000, and RMB45,785,400, respectively. The term of transfers is from June 29, 2024 to June 28, 2044. 80% of the transfer price shall be paid upon the execution of the agreements, and the remaining 20% shall be paid in shares of common stock of the Company within three months from the date of the agreements after SHSI has inspected the and accepted the crude salt fields in writing.

On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller B, pursuant to which the Article 2. 2 of the agreement has been amended as follows: (80%) of the total amount, equaling RMB32,460,000 had been paid on the date of signing the contract by both parties. The remaining RMB8,115,000 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB3,246,000 shall be paid in shares, calculated on a per share price of US$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller B or Seller B’s designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller C, pursuant to which the Article 2. 2 of the agreement has been amended as follows: Eighty percent (80%) of the total amount, equaling RMB35,311,680 had been paid on the date of signing the contract by both parties. The remaining RMB8,827,920 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB3,531,168 shall be paid in shares, calculated on a per share price of US$1.5 per, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller C or Seller C's designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

 On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller D, pursuant to which the Article 2. 2 of the agreement has been amended as follows: Eighty percent (80%) of the total amount, equaling RMB 16,632,000 had been paid on the date of signing the contract by both parties. The remaining RMB 4,158,000 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB1,663,200 shall be paid in shares, calculated on a per share price ofUS$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller D or Seller D's designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller E, pursuant to which the Article 2. 2 of the agreement has been amended as follows: Eighty percent (80%) of the total amount, equaling RMB36,628,320 had been paid on the date of signing the contract by both parties. The remaining RMB9,157,080 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB3,662,832 shall be paid in shares, calculated on a per share price of US$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller E or Seller E's designated party within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash by SHSI to Seller E before December 31, 2028.

In accordance to each amendment, the parties also acknowledged and agreed that, in compliance with the Nasdaq Listing Rule 5635, the issuance of shares pursuant to the agreement may not exceed 19.9% of the total outstanding shares of common stock of the Company prior to the issuance of the shares (the “19.9% Threshold”), unless such issuance is approved by the shareholders of the Company in accordance with the Nasdaq rules and regulations. SHSI shall cause the Company to take all necessary steps to obtain such shareholder approval if the issuance of shares under the agreement exceeds the 19.9% Threshold.

On December 30, 2024, SHSI and each of the sellers mutually acknowledged and confirmed that the salt land provided by each seller meets the acquisition criteria, is in the anticipated usable condition, and has been accepted and handed over to SHSI.

On February 28, 2025, the transactions as contemplated by the acquisition agreements were closed. On the closing date, the Company issued a total of 2,059,694 shares of the Company’s common stock at a price of $1.50 per share, to five individuals, who are citizens residing in the People’s Republic of China, designated by each seller.

 Nasdaq Compliance

The Company received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) on April 18, 2024 notifying the Company that due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), with the SEC, the Company was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule 5250(c)(1) Rule”), which requires the timely filing of all required periodic reports with the SEC, and the Company subsequently received a notice (the “May Notice”) from Nasdaq on May 21, 2024 due to the Company’s non-compliance with the Listing Rule 5250(c)(1) Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “First Quarter Form 10-Q”, together with the Form 10-K, the “Delinquent Reports”). The May Notice states that the Company had until June 17, 2024 to submit to Nasdaq a plan to regain compliance with the Rule.

On June 26, 2024, the Company received a letter from Nasdaq indicating that, based on its further review and the plan of compliance submitted by the Company on June 14, 2024, Nasdaq determined to grant an exception to enable the Company to regain compliance with the Listing Rule 5250(c)(1) Rule. The terms of the exception were as follows: on or before October 14, 2024, the Company must file the Delinquent Reports, as required by the Listing Rule 5250(c)(1) Rule. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a hearings panel.

Subsequently, on August 20, 2024, the Company received a notice (the “August Notice”) from Nasdaq indicating that, because the Company is delinquent in filing its quarterly report on Form 10-Q for the period ended June 30, 2024 (the “Second Quarter Form 10-Q”), the Company was not in compliance with the Rule. The August Notice also indicates that as a result of this additional delinquency, the Company must submit an update to its original plan to regain compliance with respect to the filing requirements. The Company had until September 4, 2024 to submit such update to Nasdaq.

On October 15, 2024, the Company received written notice from Nasdaq that, as a result of the Company filing the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q with the SEC, the Staff has determined that the Company complies with the Listing Rule 5250(c)(1) Rule and considers the matter to be closed.

On November 5, 2024, the Company received a notice (“Price Deficiency Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 34 consecutive business days (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until May 5, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before May 5, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that the Company has achieved compliance. In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify for the additional compliance period, the Company will be required to (i) submit, no later than the expiration date, an on-line Transfer Application, (ii) submit a non-refundable $5,000 application fee, (iii) meet the continued listing requirement for the market value of its publicly held shares and all other continued listing standards for The Nasdaq Stock Market, with the exception of the bid price requirement, and (iv) will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. As part of its review process, Nasdaq will make a determination of whether they believe the Company will be able to cure this deficiency. Should Nasdaq conclude that the Company will not be able to cure the deficiency, or should the Company determine not to submit a transfer application or make the required representation, the Staff will provide notice that the Company’s securities will be subject to delisting.

The Nasdaq Price Deficiency Letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Global Select Market, subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Stock Market.

Corporate Structure

Our current corporate structure chart is set forth in the following diagram:

Currently, we operate our business through our wholly-owned subsidiaries in China, including (i) Shouguang City Haoyuan Chemical Company Limited, or SCHC; (ii) Shouguang Yuxin Chemical Industry Co., Limited, or SYCI; (iii) Daying County Haoyuan Chemical Co., Ltd., or DCHC; and (iv) Shouguang Hengde Salt Industry Co. Limited, or SHSI, each a PRC company.

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

In the reporting periods presented in this annual report, no cash and other asset transfers have occurred among the Company and its subsidiaries; and no dividends or distributions of a subsidiary has been made to the Company or to the shareholders from the Company. For the foreseeable future, the Company does not expect to pay any cash dividends.

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

Please see “Risk Factors” beginning on page 20 of this annual report for additional information.

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

Pursuant to a notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 15, 2024 until February 12, 2025. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed operations at the bromine and crude salt factories as scheduled in February 2025.

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

We secured the land for our upcoming chemical factory and obtained the final approval regarding environmental protection assessment. Construction of the new chemical facilities located at Bohai Marine Fine Chemical Industrial Park, commenced in June 2020. Initially, the construction was projected to last around one year, with an additional six months for equipment installation and testing, However, due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been postponed. The Company has received the refrigeration and air compressor units. The estimated total cost for the relocation process is approximately $69 million. As of December 31, 2024 and 2023, the Company incurred relocation costs in the amount of $45,584,344 and $45,584,344, respectively. Additionally, the procurement of the final equipment for our chemical factory has been postponed until we have a better understanding of the potential for derivative bromine products. We anticipate proceeding with the completion of its chemical factory in due course. However, in the event that the Chinese economy persists in its weakness and if we perceives this trend to be ongoing, there is a possibility that the chemical factory could be repurposed for the production of Sodium-Ion batteries.

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

As of the date of this annual report, the Company is awaiting governmental approval for Factories No. 2 and No. 10.

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI. At the present time, SYCI is closed pursuant to the letter from government dated on November 24, 2017. It is being relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City. SYCI paid $8,846,282 for a 50-year lease of a piece of land for its new factories at Bohai Marine Fine Chemical Industrial Park in December 2017 and leased another piece of land from the third party for its new chemical factory. We received the final approval for our new chemical factory and started construction in June 2020.

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

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers. Our principal customers during 2024 were Shandong Morui Chemical Company Limited, Shandong Brother Technology Limited, and Shouguang Weidong Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy.

During the year ended December 31, 2024, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $1,969,624 or approximately 35% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 12%, respectively, of total net revenue from the sale of bromine.

During the year ended December 31, 2023, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $10,866,228 or approximately 40% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 14%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2024 and 2023, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $2,049,988 and $2,971,467, respectively, or approximately 100% and 100% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 38% and 38%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2024 and 2023, the net revenue for the chemical products was $0.

During each of the years ended December 31, 2024 and 2023, the net revenue for the natural gas was $61,207 and $150,861.

Principal Suppliers

Our principal external suppliers are Laizhou Shengfu Chemical Company Limited, Weifang Wanhong Chemical Company Limited, Shandong Xinlong International Trade Company Limited, Shouguang Runfeng trading Company Limited.

During the year ended December 31, 2024 and 2023, we purchased 100% of raw materials for our bromine and crude production from our top four suppliers.

During the year ended December 31, 2024 and 2023, we did not purchase any raw materials for chemical products production. This supplier concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 15, 2024 until February 12, 2025. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed preparation operations at the bromine and crude salt factories as scheduled in February 2025.

▼ Chemical Products

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (the “November 2017 Letter”). Since then, our chemical factory has been shut down. We believe this is part of the country’s efforts to improve the development of the chemical industry, facilitate safe production and curb environmental pollution, and ensure the quality of living environment of residents. The Company expects to cost approximately $69 million in total in connection with the relocation. The Company incurred relocation costs in the amount of $45,584,344 as of December 31, 2024.

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

Human Capital Resources

Employee Profiles

As of December 31, 2024, we employed approximately 367 full-time employees, of whom approximately 77% are with SCHC、SHSI and DCHC, and 23% are with SYCI. Approximately 28% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

Total Rewards

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 16% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $535,475 for fiscal year 2024.

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

On November 5, 2024, the Company received a notice in the form of a letter (“Price Deficiency Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 34 consecutive business days (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until May 5, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before May 5, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff Nasdaq will provide written confirmation that the Company has achieved compliance. In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify for the additional compliance period, the Company will be required to (i) submit, no later than the expiration date, an on-line Transfer Application, (ii) submit a non-refundable $5,000 application fee, (iii) meet the continued listing requirement for the market value of its publicly held shares and all other continued listing standards for The Nasdaq Stock Market, with the exception of the bid price requirement, and (iv) will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. As part of its review process, the Nasdaq will make a determination of whether they believe the Company will be able to cure this deficiency. Should the Nasdaq conclude that the Company will not be able to cure the deficiency, or should the Company determine not to submit a transfer application or make the required representation, the Staff will provide notice that the Company’s securities will be subject to delisting.

The Nasdaq Price Deficiency Letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Global Select Market, subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Stock Market.

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from Nasdaq We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

Information technology systems are important to our business and operations. We are subject to attempts to compromise our security and information systems, including denial of service attacks, viruses, malicious software or ransomware, and exploitations of system flaws or weaknesses. Error or malfeasance or other irregularities may also result in the failure of our or our third-party service providers' cybersecurity measures and may give rise to a cybersecurity incident. The techniques used to conduct security breaches and cyber-attacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until launched against us or our third-party service providers. We or our third-party service providers may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. The primary risks that could directly result from the occurrence of security breaches and cyber-attacks include operational interruption, financial losses, personal information leakage and non- compliance. The occurrence of such incidents could negatively impact our business operations and our relationships with customers and employees, and damage our reputation. If we or our third-party service providers are unable to avert security breaches and cyber- attacks, we could incur significantly higher costs, including remediation costs to repair damage caused by the breach, costs to deploy additional personnel and network protection technologies, train employees and engage third-party experts and consultants, as well as litigation costs resulting from the incident. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

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

Any funds we transfer to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign- invested enterprises, or FIEs, in China, capital contributions to our PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce, or MOFCOM or its local branches and registration with a local bank authorized by the State Administration of Foreign Exchange, or SAFE. In addition, (i) a foreign loan of less one year duration procured by our PRC subsidiaries is required to be registered with SAFE or its local branches and (ii) a foreign loan of one year duration or more procured by our PRC subsidiaries is required to be applied to the National Development and Reform Commission, or NDRC, in advance for undergoing recordation registration formalities. Any medium or long-term loan to be provided by us to our PRC operating subsidiaries, must be registered with the NDRC and the SAFE or its local branches. We may not be able to complete such registrations on a timely basis, with respect to future capital contributions or foreign loans by us to our PRC Subsidiary. If we fail to complete such registrations, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

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

As part of our approach to cyber risk management, we regularly perform internal audits of internal processes and controls relating to cybersecurity. >From time to time, as appropriate under our overall cybersecurity program, we engage third-party experts to support the assessment of cyber related risks, including to conduct cyber penetration testing.

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

The following is a description of the land use and mineral rights related to each of the nine properties held by SCHC as of December 31, 2024.

All of the bromine factories are under rectification process without production.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2024	29.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 4 (originally named as Subdivision of Factory No. 1) – State-owned Shouguang Qinshuibo Farm
Area	0.79 acres
Date of Factory lease	January 1, 2011
Factory Lease Term	Twenty Years
Factory lease Expiration Date	2030
The number of remaining years to expiration of the of the factory lease as of December 31, 2024	6.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB5,000,000
Mining Permit No.:	Under application

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2024	28 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2021, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 2 – State Operated Shouguang Qingshuibo Farm
Area	568 acres
Date of Acquisition	December 30, 2010
Land Use Rights Lease Term	Thirty Years
Land Use Rights Expiration Date	2040
The number of remaining years to expiration of the of the land lease as of December 31, 2024	16.7 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB172,500 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 7 (originally named as No. 5)– Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2024	30 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2024	34.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150 (increase 5% per two years)
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three year

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2024	34.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2024	35.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,200 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 13, 2021
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2031
The number of remaining years to expiration of the of the land lease as of December 31, 2024	7.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB1,376,000
Mining Permit No.:	Under application

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

			Annual
	Facility		Production Capacity #	2024 Utilization	2023 Utilization
Bromine Property	Acquisition Date	Acres	(in tons)	Ratio	Ratio
Factory No. 1	—	6,442	6,681	11%	33%
Factory No. 2	April 7, 2007	1,846	4,844	—	—

Factory No. 7* (originally named as No. 5 and	October 25, 2007/
No. 7)	January 7, 2009	3,776	6,986	11%	34%

Factory No. 8	September 7, 2009	2,723	4,016	4%	33%
Factory No. 9	June 7, 2010	759	2,793	16%	41%
Factory No.4 (originally named as Subdivision
of Factory No. 1)	January 1, 2011	1	3,186	3%	28%
Factory No. 10	December 22, 2011	1,700	3,000	—	—

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

		2024			2023
Bromine	Produced	Sold	Selling price	Produced	Sold	Selling price
Facility	(in tons)	(in tons)	(RMB/ton)	(in tons)	(in tons)	(RMB/ton)
Factory No. 1	721	728	17,633	2,223	2,220	23,760
Factory No. 2	—	—	—	—	—	—
Factory No. 3**	—	—	—	—	—	—
Factory No. 4**	—	—	—	—	—	—
Factory No. 7* (originally named as No. 5 and No. 7) *	791	792	17,640	2,403	2,405	23,783

Factory No. 8	145	168	16,906	1,314	1,300	23,574
Factory No. 9	459	465	17,571	1,142	1,147	23,715
Factory No. 4 (originally know Subdivision of Factory No. 1)	80	97	17,462	879	879	24,072
Factory No. 10	—	—	—	—	—	—
Factory No. 11**	—	—	—	—	—	—
Total	2,196	2,250		7,961	7,951

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

**	Factory No. 3, 4 and 11 were demolished in September 2018.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

		2024			2023
Crude Salt	Produced	Sold	Selling price	Produced	Sold	Selling price
Facility	(in tons)	(in tons)	(RMB/ton)	(in tons)	(in tons)	(RMB/ton)
Factory No. 1	1,090	1,090	214	1,750	3,250	216
Factory No. 2	3,850	6,153	194	5,930	6,650	238
Factory No. 7* (Originally Named as No. 5 and No. 7) *	28,960	31,694	185	42,160	41,280	215

Factory No. 8	20,000	20,000	200	23,900	23,900	205
Factory No. 9	15,380	18,353	181	20,440	22,021	221
Total	69,280	77,290		94,180	97,101

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019

Our SYCI’s production facilities did not produce or sold any chemical products for the last two years.

Item 3. Legal Proceedings.

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects other than the legal proceeding disclosed below. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business, other than the following:

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

According to a Civil Mediation Statement (No. (2025) Lu 0783 Min Chu 2607) issued by the Shouguang People's Court of Shandong Province on March 17, 2025, Shouguang City Haoyuan Chemical Company Limited ("SCHC"), a wholly owned subsidiary of the Company, owes the plaintiff, Shouguang Chengyu Trading Co., Ltd., a total of RMB 226,825.44 for goods. SCHC is also obligated to make monthly payments of RMB 50,000 to the plaintiff by the 15th of each month, starting in April 2025, until the debt is fully paid off.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is listed for trading on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GURE”.

Holders

As of April 10, 2025, there were 39 record holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ” for the aggregate information regarding our equity compensation plans in effect on December 31, 2024.

holders

security holders

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Any previous sales of unregistered securities by the Company have been previously disclosed in our reports on Form 10-Q or Form 8-K, as applicable, filed with the SEC.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a Nevada holding company which conducts operations through our wholly-owned China-based subsidiaries. Our business is conducted and reported in four segments, namely, bromine, crude salt, chemical products and natural gas.

Through our wholly-owned subsidiary, SCHC, we produce and trade bromine and SHSI for crude salt production and trading. crude salt. We are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine also is used to form intermediary chemical compounds such as Tetramethylbenzidine. Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants. Crude salt is the principal material in alkali production as well as chlorine alkali production and is widely used in the chemical, food and beverage, and other industries.

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 15, 2024 until February 12, 2025. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed preparation operations at the bromine and crude salt factories as scheduled in February 2025.

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

Natural Gas

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

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC、SYCI and DCHC, the consolidated financial statements and the information presented below as of and for the year ended December 31, 2024. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

RESULTS OF OPERATIONS.

Year ended December 31, 2024 as compared to year ended December 31, 2023

	Years ended
	December 31, 2024	December 31, 2023	Percent Change Increase/ (Decrease)
Net Revenue	$7,661,010	$30,043,790	(75%)
Cost of Net Revenue	$(14,746,741)	$(28,089,953)	(48%)
Gross Profit	$(7,085,731)	$1,953,837	(463%)
Sales, Marketing and Other Operating Expense	$(46,264)	$(59,055)	(22%)
Direct labor and factory overheads incurred during plant shutdown	$(8,880,643)	$(9,544,675)	(7%)
General and Administrative Expenses	$(5,271,011)	$(4,240,832)	24%
Loss from Operations	$(21,283,649)	$(11,890,725)	79%
Other Income, Net	$(62,113)	$144,919	(143%)
Expenditure on water pollution treatment	$—	$(46,510,856)	(100%)
Loss on disposal of property, plant and equipment	$(29,169,008)	$—	N/A
Impairment of Property, plant and equipment	$(6,772,500)	$—	N/A
Loss before Taxes	$(57,287,270)	$(58,256,662)	(2%)
Income Tax Expense (Benefit)	$(1,648,182)	$(3,538,617)	(53%)
Net Loss	$(58,935,452)	$(61,795,279)	(5%)

Net Loss of $58,935,452 for year 2024 was mainly attributable to decreased sales and reduced margins. The company also suffered a loss of $29,169,008 and $6,772,500 on retirement of fixed assets and impairment of fixed assets. Additionally, the compensation expenses amounted to $194,700 for shares issued to company employees, officers and consultant for the year 2024.

Net Loss of $61,795,279 for year 2023 was mainly attributable to decreased sales and reduced margins. Additionally, the compensation expenses amounted to $451,350 for shares issued to company employees, officers and consultant for the year 2023. The Company also incurred losses of $46,510,856 on a flood prevention project.

Net Revenue The table below shows the changes in net revenue in the respective segment of the Company for the fiscal year 2024 compared to the same period in 2023:

	Net Revenue by Segment
Segment	Year Ended December 31, 2024 % of total		Year Ended December 31, 2023 % of total		Percent Increase (Decrease) of Net Revenue
Bromine	$5,549,815	72.4%	$26,921,462	89.6%	(79.4%)
Crude Salt	2,049,988	26.8%	2,971,467	9.9%	(31.0%)
Chemical Products	—	—	—	—	—
Natural Gas	61,207	0.8%	150,861	0.5%	(59.4%)
Total sales	$7,661,010	100.0%	$30,043,790	100.0%	(74.5%)

	Years Ended December 31		Percent Change
Bromine and crude salt segments product sold in tonnes	2024	2023	Increase
Bromine (excluded volume sold to SYCI)	2,250	7,951	(72%)
Crude Salt	77,289	97,101	(20%)

Bromine segment

Net revenue from our bromine segment decreased by 79.4% to $5,549,815 for the year ended December 31, 2024, compared to $26,921,462 for the year ended December 31, 2023. This decrease was due to a decrease in bromine unit price of 27% and a decrease in volume of 72%.

Crude salt segment

Net revenue from our crude salt segment decreased by 31.0% to $2,049,988 for the year ended December 31, 2024, compared to $2,971,467 for the last year. This decrease was due to a decrease in crude salt unit price of 13% and a decrease in volume of 20%.

Chemical products segment

For the years ended December 31, 2024 and December 31, 2023, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural Gas segment

For the year ended December 31, 2024, and December 31, 2023, the net revenue for the natural gas segment was $61,207 and $150,861. The 59.4% decrease in revenue was primarily due to the expiration of contracts.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Year Ended		Year Ended		of Cost of
	December 31, 2024		December 31, 2023		Net Revenue
Segment	% of total		% of total
Bromine	$13,750,051	93%	$26,521,281	94%	(48%)
Crude Salt	996,396	7%	1,567,993	6%	(37%)
Chemical Products	—	—	—	—	—
Natural Gas	294	—	679	—	(57%)
Total	$14,746,741	100%	$28,089,953	100%	(48%)

Cost of net revenue primarily includes costs of the raw materials consumed, the direct salaries and benefits for production staff, electricity costs, depreciation and amortization of manufacturing plant and machinery, and other manufacturing-related costs. Our cost of net revenue was $14,746,741 for the year ended December 31, 2024, representing a $13,343,212 (or 48%) decrease compared to the preceding year. The decrease in costs was mainly due to a significant decrease in sales volume.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2024	31,506	7%
Fiscal year 2023	31,506	25%
Variance of the fiscal year 2024 and 2023	0	(18%)

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the year ended December 31, 2024, the cost of net revenue for the bromine segment was $13,750,051. For the year ended December 31, 2023, the cost of net revenue for the bromine segment was $26,521,281.

Crude salt segment

For the year ended December 31, 2024, the cost of net revenue for the crude salt segment was $996,396. The cost of net revenue for our crude salt segment for the year ended December 31, 2023 was $1,567,993.

Chemical products segment

Cost of net revenue for our chemical products segment for the fiscal year 2024 and 2023 was $0.

Natural Gas segment

Cost of net revenue for our natural gas segment for the year ended December 31, 2024 and 2023 was $294 and $679.

Gross (Loss) Profit. Gross (loss) was $7,085,731or 93%, of net revenue for the year ended December 31, 2024, compared to $1,953,837, or 7%, of net revenue for the same period in 2023.

	Gross Profit (Loss) by Segment
	Year Ended December 31, 2024		Year Ended December 31, 2023		% Point Change of Gross Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit (loss) Margin
Bromine	$(8,200,236)	(147%)	$400,181	2%	(145%)
Crude Salt	1,053,592	51%	1,403,474	47%	4%
Chemical Products	—	—	—	—	—
Natural Gas	60,913	100%	150,182	100%	0%
Total Gross (Loss) Profit	$(7,085,731)	(93%)	$1,953,837	7%	(86%)

Bromine segment

For the year ended December 31, 2024, the gross loss margin for our bromine segment was 147% compared to the gross profit of 2% in the previous year. This decrease was due to a decrease in bromine unit price of 27% and a decrease in volume of 72%.

Crude salt segment

For the year ended December 31, 2024, the gross profit margin for our crude salt segment was 51%, compared to 47% in the preceding year, representing a 4% increase.

Direct labor and factory overheads incurred during plant shutdown. On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC stating that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) amounted $8,880,643 and $9,544,675 for fiscal years 2024 and 2023, which were presented as operating expenses instead of in cost of revenue. The decrease in direct labor and factory overhead costs was primarily attributable to the factories operation status during the fiscal year 2024 and year 2023, respectively. These five factories (including No.1,No.4,No.7,No.8 and No.9)were in production during the year 2024.

General and Administrative Expenses. General and administrative expenses were $5,271,011 for the year ended December 31, 2024, representing an increase of $1,030,179 (or 24%) as compared to $4,240,832 for the same period in 2023.

Loss from Operations. Operating loss was $21,283,649 for the fiscal year 2024, compared to a loss of $11,890,725 in the same period in 2023.

	Income (loss) from Operations by Segment
	Year ended December 31, 2024		Year ended December 31, 2023
Segment:		% of total		% of total
Bromine	$(17,238,619)	83.9%	$(10,005,755)	90.1%
Crude Salt	$(76,694)	0.4%	$640,309	(5.8%)
Chemical Products	$(3,028,479)	14.7%	$(1,653,349)	14.9%
Natural Gas	$(195,364)	1%	$(86,284)	0.7%
(Loss from operations before corporate costs	$(20,539,156)	100%	$(11,105,079)	100%
Corporate costs	$(744,493)		$(785,646)
Loss from operations before taxes	$(21,283,649)		$(11,890,725)

Bromine segment

Loss from operations from our bromine segment was $17,238,619 for the fiscal year 2024, compared to a loss of $10,005,755 in the same period in 2023. This decrease was due to a decrease in bromine unit price of 27% and a decrease in volume of 72%.

Crude salt segment

Loss from operations from our crude salt segment was $76,694 for fiscal year 2024 compared to an income of $640,309 in the same period in 2023. The main reason for the decline in crude salt in 2024 compared with 2023 is that the unit price of sales is down by 13%, and the sales volume is also down by 20%.

Chemical products segment

Loss from operations from our chemical products segment was $3,028,479 for the fiscal year 2024, compared to a loss of $1,653,349 in the same period in 2023.

Natural Gas segment

Loss from operations from our natural gas segment was $195,364 for the fiscal year 2024, compared to a loss of $86,284 in the same period in 2023.

Other (Expense)/Income, Net. Other income, net, which represent bank interest income, net of finance lease interest expense and $50,470 of non-operating expenses was $62,113 for the fiscal year 2024, representing a decrease of $207,032 (or approximately 143% as compared to the preceding year.

Loss on disposal of property, plant and equipment. Loss on disposal of property, plant and equipment was $29,169,008 in the fiscal year 2024. In June 2024, considered the bromide well and transmission channel have been in use for many years, the Company conducted a site inspection and found that some wells and channels were seriously damaged by water seepage which in turn required write-off or new construction, and the write-off amount is $29,169,008.

Impairment of Property, plant and equipment. Impairment of property, plant and equipment was $6,772,500 in the fiscal year 2024. In December 2024, due to the delayed completion of some machinery and equipment of Yuxin Chemical's new plant resulting from the impact of the current market environment, our company hired professional evaluators to perform impairment test on these assets. The latter determined impairment was $6,772,500.

Net Loss. Net loss was $58,935,452 for the fiscal year 2024, compared to net loss of $61,795,279 in the preceding year.

Net Loss Per Share

For the fiscal year 2024, net loss per share was $5.49 compared to net loss per share of $5.92 in the preceding year. There were 10,726,924 shares outstanding compared to 10,726,924 shares.

Foreign Currency Translation Adjustment

For the fiscal year 2024, the Company had a negative foreign currency translation adjustment of $2,800,874 versus a negative adjustment of $5,025,980 in the previous year. This adjustment impacts all balance sheet translations into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, cash and cash equivalents were $10,075,162 as compared to $72,223,894 as of December 31, 2023. The components of this decrease of $62,148,732 are reflected below.

Statement of Cash Flows

	Years Ended December 31
	2024	2023
Net cash provided by (used in) operating activities	$675,068	$(32,751,851)
Net cash used in investing activities	$(60,551,488)	$—
Net cash used in financing activities	$(249,240)	$(267,810)
Effects of exchange rate changes on cash and cash equivalents	$(2,023,072)	$(2,982,659)
Net decrease in cash and cash equipment	$(62,148,732)	$(36,002,320)

For the fiscal years 2024 and 2023, we met our working capital and capital investment requirements by using cash flows from operations and cash on hand.

Net Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2024, cash flow used in operating activities of approximately $0.68 million was mainly due to a net loss of $58.9 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $18 million, impairment of property, gain on disposal of equipment of $29 million, plant and equipment of $6.8 million and an increase in account receivable of $4.26 million.

During the year ended December 31, 2023, cash flow used in operating activities of approximately $32.75 million was mainly due to a net loss of $61.8 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $27.13 million and an increase in accounts and other payable and accrued expenses of $1.11 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
		% of total		% of total
Aged 1-30 days	$419,581	74%	$2,040,377	42%
Aged 31-60 days	144,942	26%	2,460,233	51%
Aged 61-90 days	—	—	365,086	7%
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$564,523	100%	$4,865,696	100%

The overall accounts receivable balance as of December 31, 2024 decreased by $4,301,173, compared to those of December 31, 2023. The decrease was mainly due to the decrease in the amount of accounts receivable in the current period as a result of the decrease in sales revenue. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	December 31, 2024		December 31, 2023
		% of total		% of total
Raw materials	$10,610	3%	$32,840	5%
Finished goods	304,761	97%	544,389	95%
Total	$315,371	100%	$577,229	100%

The net inventory level as of December 31, 2024 decreased by $261,858, as compared to the net inventory level as of December 31, 2023, one of the main reasons for the reduction in inventories was the decline in sales.

Raw materials decreased by $22,230 as of December 31, 2024, as compared to December 31, 2023.

Finished goods decreased by $239,628 as of December 31, 2024, as compared to December 31, 2023.

Net Cash Used In Investing Activities

For the fiscal year 2024, we used approximately $60.5 million for purchase of fixed assets.

For the fiscal year 2023, we used $0 for investing activities.

Net Cash Used In Financing Activities

For the fiscal year 2024 and 2023, we used $0.3 million to repay finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

As of December 31, 2024, we had approximately $10 million in available cash, all of which is in highly liquid current deposits yielding minimal or no interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Going Concern Consideration

The consolidated financial statements are prepared on the going concern basis, meaning that the enterprise is expected to realize the assets and settle the liabilities through normal business operations. However, the going concern of the enterprise relies on many factors, such as profitable operations, generating operating cash flows, obtaining financing, etc.

The company assesses its liquidity by monitoring cash and cash equivalents, as well as operating and capital expenditure commitments. As of December 31, 2024, As of Dec 31, 2024, the Company had current assets of $17.45 million and current liabilities of $17.73 million. As a result, the deficit was $0.28 million, and it has suffered losses in both the fiscal years of 2024 and 2023 as well. If it is unable to raise additional funds, it may need to take measures such as cutting administrative and operational cost and save funds.

If there are significant doubts regarding the company's ability to continue operations, the company is attempting to alleviate such concerns through measures such as controlling operating expenses, shifting business focus to revenue-generating activities, obtaining authorization from domestic banks and other financial institutions, and seeking equity or debt financing. Additionally, the company will also obtain financial support commitments from related parties. However, these situations still pose significant doubts regarding the company's ability to continue operations. The financial statements do not consider the potential impact on the recoverability of assets, classification, and amounts and classification of liabilities if the company is unable to continue operations.

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at December 31, 2024 is provided in the notes to our consolidated financial statements.

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

Impairment of Long Lived Assets

We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long- lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

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

Stock-based compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of U.S. GAAP. We use the Black- Scholes model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. The assumptions for expected volatility and expected term are the two assumptions that significantly affect the grant date fair value. Changes in expected risk-free rate of return do not significantly impact the calculation of fair value, and determining this input is not highly subjective.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gulf Resources, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2024, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2024, the related notes, and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GGF CPA LTD

We have served as the Company’s auditor since 2024.

Guangzhou, Guangdong, China

PCAOB NO: 2729

April 11, 2025

GULF RESOURCES, INC.

AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31, 2024	December 31, 2023
Current Assets
Cash	$10,075,162	$72,223,894
Accounts receivable, net	564,523	4,865,696
Inventories, net	315,371	577,229
Prepayments and deposits	6,376,656	8,395,290
Amount due from related parties	25,040	—
Other receivables	94,074	7,482
Total current assets	17,450,826	86,069,591
Non-Current Assets
Property, plant and equipment, net	136,143,177	122,188,023
Finance lease right-of use assets	76,868	83,115
Operating lease right-of-use assets	6,169,855	6,699,784
Prepaid land leases, net of current portion	9,615,269	9,772,170
Deferred tax assets, net	—	1,859,025
Total non-current assets	152,005,169	140,602,117
Total Assets	169,455,995	226,671,708

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$14,323,458	$8,833,936
Taxes payable-current	113,999	475,630
Advance from customer	—	42,705
Amount due to related parties	2,584,808	2,586,658
Finance lease liability, current portion	217,743	172,625
Operating lease liabilities, current portion	491,850	473,653
Total current liabilities	17,731,858	12,585,207
Non-Current Liabilities
Finance lease liability, net of current portion	1,075,865	1,312,950
Operating lease liabilities, net of current portion	6,941,602	7,525,255
Total non-current liabilities	8,017,467	8,838,205
Total Liabilities	25,749,325	21,423,412

Commitment and Contingencies	—	—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 11,012,754 and 11,012,754 shares issued; and 10,726,924 and 10,726,924 shares outstanding as of December 31, 2024 and 2023	24,623	24,623
Treasury stock; 285,830 shares as of December 31, 2024 and 2023 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,688,262	101,688,262
Share to be issued	194,700	—
Retained earnings unappropriated	37,358,804	96,294,256
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(20,854,143)	(18,053,269)
Total Stockholders’ Equity	143,706,670	205,248,296
Total Liabilities and Stockholders’ Equity	$169,455,995	$226,671,708

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

	Years Ended December 31,
	2024	2023

NET REVENUE	$7,661,010	$30,043,790

OPERATING COSTS AND EXPENSE
Cost of revenues	(14,746,741)	(28,089,953)
Sales and marketing expenses	(46,264)	(59,055)
Direct labor and factory overheads	(8,880,643)	(9,544,675)
General and administrative expenses	(5,271,011)	(4,240,832)
	(28,944,659)	(41,934,515)

LOSS FROM OPERATIONS	(21,283,649)	(11,890,725)

OTHER INCOME (EXPENSE)
Interest expense	(91,901)	(105,209)
Interest income	80,258	250,128
Other expenses, net	(50,470)	—
Loss on disposal of property, plant and equipment	(29,169,008)	—
Impairment of property, plant and equipment	(6,772,500)	—
Expenditure on water pollution treatment	—	(46,510,856)
INCOME BEFORE INCOME TAXES	(57,287,270)	(58,256,662)

INCOME TAX EXPENSE	(1,648,182)	(3,538,617)
NET LOSS	$(58,935,452)	$(61,795,279)

COMPREHENSIVE INCOME (LOSS):
NET LOSS	$(58,935,452)	$(61,795,279)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	(2,800,874)	(5,025,980)
TOTAL COMPREHENSIVE LOSS	$(61,736,326)	$(66,821,259)

BASIC AND DILUTED LOSS PER SHARE	$(5.49)	$(5.92)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	10,726,924	10,435,965

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in U.S. dollars)

	Common stock
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT JANUARY 1, 2023	10,717,754	10,431,924	285,830	24,476	(1,372,673)	101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Restricted shares issued for services	295,000	295,000	—	147	—	451,203	—	—	—	451,350
Currency translation adjustment	—	—	—	—	—	—	—	—	(5,025,980)	(5,025,980)
Net loss for year ended December 31, 2023	—	—	—	—	—	—	(61,795,279)	—	—	(61,795,279)
BALANCE AT DECEMBER 31, 2023	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296

	Common stock									Accumulated
	Number	Number	Number				Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Share to	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	be issued	capital	unappropriated	appropriated	Income(loss)	Total
BALANCE AT JANUARY 1, 2024	11,012,754	10,726,924	285,830	24,623	(1,372,673)	—	101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Restricted shares to be issued for service	—	—	—	—	—	194,700	—	—	—	—	194,700
Currency translation adjustment		—	—	—	—	—	—	—	—	(2,800,874)	(2,800,874)
Net loss for year ended December 31, 2024	—	—	—	—	—	—	—	(58,935,452)	—	—	(58,935,452)
BALANCE AT DECEMBER 31, 2024	11,012,754	10,726,924	285,830	24,623	(1,372,673)	194,700	101,688,262	$37,358,804	$26,667,097	$(20,854,143)	$143,706,670

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,935,452)	$(61,795,279)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization on capital lease	91,901	96,914
Depreciation and amortization	18,007,875	27,139,589
Deferred tax asset	1,632,978	3,215,727
Stock-based compensation expense	194,700	451,350
Bad debt expense	1,669,002	431
Impairment of inventory	989,035	230,776
Impairment of property plant and equipment	6,772,500	—
Amortization of right-of-use asset	877,809	887,603
Loss on disposal of property, plant and equipment	29,169,008	—
Changes in assets and liabilities
Accounts receivable	4,264,140	410,057
Inventories	(733,302)	769,543
Prepayment and deposits	248,817	(4,268,797)
Advance from customers	(42,471)	42,945
Other receivables	(87,515)	(6,849)
Accounts and Other payable and accrued expenses	(2,191,652)	1,114,904
Taxes payable	(357,954)	(213,480)
Lease liabilities	(894,351)	(827,285)
Net cash provided by (used in) operating activities	675,068	(32,751,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(60,526,213)	—
Interest-free loan lent to related parties	(25,275)	—
Net cash used in investing activities	(60,551,488)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance leases obligation	(264,094)	(267,810)
Proceeds from interest-free loan from a related party	14,854	—
Net cash used in financing activities	(249,240)	(267,810)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,023,072)	(2,982,659)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(62,148,732)	(36,002,320)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	72,223,894	108,226,214
CASH AND CASH EQUIVALENTS - END OF YEAR	$10,075,162	$72,223,894

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Expressed in U.S. dollars)

	Years Ended December 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$1,520,292	$6,413,065
Interest on finance lease obligation	$91,901	$96,914
Paid for Flood Prevention Project	$—	$48,384,711
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

(b)      Going Concern Consideration

The consolidated financial statements are prepared on the going concern basis, meaning that the enterprise is expected to realize the assets and settle the liabilities through normal business operations. However, the going concern of the enterprise relies on many factors, such as profitable operations, generating operating cash flows, obtaining financing, etc.

The company assesses its liquidity by monitoring cash and cash equivalents, as well as operating and capital expenditure commitments. As of December 31, 2024, As of Dec 31, 2024, the Company had current assets of $17.45 million and current liabilities of $17.73 million. As a result, the deficit was $0.28 million, and it has suffered losses in both the fiscal years of 2024 and 2023 as well. If it is unable to raise additional funds, it may need to take measures such as cutting administrative and operational cost and save funds.

If there are significant doubts regarding the company's ability to continue operations, the company is attempting to alleviate such concerns through measures such as controlling operating expenses, shifting business focus to revenue-generating activities, obtaining authorization from domestic banks and other financial institutions, and seeking equity or debt financing. Additionally, the company will also obtain financial support commitments from related parties. However, these situations still pose significant doubts regarding the company's ability to continue operations. The financial statements do not consider the potential impact on the recoverability of assets, classification, and amounts and classification of liabilities if the company is unable to continue operations.

(c)      Nature of Business

The Company manufactures and trades bromine through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) manufactures and trades crude salt through its wholly owned subsidiary, SHSI; and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly- owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (c)(iii)).

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

DECEMBER 31, 2024

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

The Company believes this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payments and deposits for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases, prepayments and deposits and property, plant and equipment in the consolidated balance sheets as of December 31, 2024 and 2023.

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

GULF RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(e)      Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less. Because of short maturity of these investments, the carrying amounts approximate their fair values.

(f)      Accounts receivable and Allowance for Doubtful Accounts

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

As of December 31, 2024 and December 31, 2023, the provision for doubtful debts was $29,711 and $25,060. The provision for doubtful accounts in the consolidated statements of comprehensive (loss) income for the years ended December 31, 2024 is $5,069.

(g)      Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $10,075,162 and $72,223,894 with these institutions as of December 31, 2024 and 2023, respectively. The Company has not experienced any losses in such accounts in the PRC.

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

(i)      Advances to suppliers, net

Advances to suppliers are stated at the original amount less an allowance for doubtful account.

Advances to supplier primarily consists of prepayments for purchase of cryptocurrency mining machines and standardized computing equipment. The Company reviews its advance to suppliers on a periodic basis and determines the adequacy of provision when amounts outstanding are not likely to be collected in cash or utilized against receive of products. An allowance for doubtful is recorded in the period in which the Company cash collection or receipts of products is remote.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(j)      Property, Plant and Equipment

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

(k)      Asset Retirement Obligation

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

DECEMBER 31, 2024

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

(l)      Recoverability of Long-lived Assets

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

For the year ended December 31, 2024 and 2023, the Company determined that the impairment of long-lived assets was $6,772,500 and $nil.

(m)      Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $535,475 and $691,033 for the years ended December 31, 2024 and 2023, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(n)      Mineral Rights

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

(p)      Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the years ended December 31, 2024 and 2023, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

(q)      Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

(r)      Revenue Recognition

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized at a point time when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Customers typically pay after the Company delivers and transfers the products to them in accordance to terms set forth in their contract. Revenue from contracts with customers is disaggregated in Note 18.

(s)      Income Taxes

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

(t)      Exploration Costs

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

DECEMBER 31, 2024

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

(u)      Fair Value Measurement

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of December 31, 2024 and 2023.

(v)      Loss Contingencies

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

(w)      Stock-based Compensation

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

(x)      New Accounting Pronouncements

Recent accounting pronouncements adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the Company which is a smaller reporting company, ASU No. 2019-10 extends the effective dates for two years. The Company had evaluated the effect of the adoption of this standard on the consolidated financial statements and related disclosures. And the Company had adopted this standard beginning January 1, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no recently issued accounting pronouncements not yet adopted for the year ended December 31, 2024.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2024	December 31, 2023

Accounts receivable	$594,234	$4,890,756
Allowance for doubtful debt	(29,711)	(25,060)
	$564,523	$4,865,696

The overall accounts receivable balance as of December 31, 2024 decreased by $4,301,173 compared to those of December 31, 2023. The decrease in accounts receivable is due to the decrease in sales revenue. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	December 31, 2024	December 31, 2023

Raw materials	$10,610	$32,840
Finished goods	1,545,521	804,046
Less: impairment	(1,240,760)	(259,657)
Inventory, net	$315,371	$577,229

The Company recorded impairment charges for slow moving inventory in the amounts of $989,035 and $230,776 for the years ended December 31, 2024 and 2023.

NOTE 4 – PREPAYMENTS AND DEPOSITS, NET

Prepayments and deposits consisted of the following:

	December 31, 2024	December 31, 2023
Prepayments and deposits	$8,025,110	$8,395,290
Provision for impairment	(1,648,454)	-
	$6,376,656	$8,395,290

For the year December 31, 2024 and 2023, the Company recorded provision of $1,663,933 and nil for the prepayments and deposits.

NOTE 5 – PREPAID LAND LEASES

The Company has the rights to use certain parcels of land located in Shouguang, Shandong, PRC, through lease agreements signed with local townships or the government authority. The production facilities and warehouses of the Company are located on these parcels of land. The lease term ranges from ten to fifty years. Some of the lease contracts were paid in one lump sum upfront and some are paid annually at the beginning of each anniversary date. These leases have no purchase option at the end of the lease term and were classified as operating leases prior to and as of January 1, 2019 when the new lease standard was adopted. Prior to January 2019, the prepaid land lease was amortized on a straight line basis. As of January 1, 2019, all the leases in which term has commenced and were in use were classified as operating lease right-of-use assets (“ROU”). See Note 7.

In December 2017, the Company paid a one lump sum upfront amount of $8,846,282 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of December 31 2024 and 2023. As of December 31, 2024, the prepaid land lease increased to $9,204,556 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2024	December 31, 2023
At cost:
Mineral rights	$2,682,882	$2,722,997
Buildings	68,476,868	29,863,200
Plant and machinery	143,839,420	185,738,906
Furniture, fixtures and office equipment	1,435,090	1,456,547
Motor vehicles	124,215	126,072
Construction in process	10,155,642	10,307,491
Total	226,714,117	230,215,213
Less: Accumulated depreciation and amortization	(83,826,560)	(108,027,190)
Impairment	(6,744,380)	—
Net book value	$136,143,177	$122,188,023

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $50,219,026 and $8,346,742 as at December 31, 2024 and December 31, 2023, respectively.

During the year ended December 31, 2024, depreciation and amortization expense totaled $17,989,747 of which $10,864,807, $6,806,372 and $318,568 were recorded in direct labor and factory overheads incurred cost of net revenue, during plant shutdown, and administrative expenses respectively.

During the year ended December 31, 2023, depreciation and amortization expense totaled $27,064,404 of which $15,626,277, $4,113,962 and $7,324,165 were recorded in direct labor and factory overheads incurred cost of net revenue, during plant shutdown, and administrative expenses respectively.

NOTE 7 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	December 31, 2024	December 31, 2023
At cost:
Buildings	$208,473	$211,590
Total	208,473	211,590
Less: Accumulated depreciation and amortization	(131,605)	(128,475)
Net book value	76,868	83,115

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2024, depreciation and amortization expense totaled $5,068, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the year ended December 31, 2023, depreciation and amortization expense totaled $61,981, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

NOTE 8 – OPERATING LEASE RIGHT–OF-USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.95 square kilometers with an aggregate operating lease right-of-use assets amount of $7,318,031 as at December 31, 2024.

As of December 31, 2024, the total operating lease ROU assets was $6,169,855.

The total operating lease cost for the years ended December 31, 2024 and 2023 was $877,809 and $887,603.

NOTE 9 – PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
Accounts payable	$30,003	$206,984
Salary payable	323,655	216,253
Social security insurance contribution payable	169,858	172,398
Other payable-related party	—	88,086
Accrued expense for construction	5,310,040	5,389,437
Accrued expense-others	8,489,902	2,760,778
Total	$14,323,458	$8,833,936

Accrued expense-others mainly include the purchase of the unpaid portion of salt Pans of $7,878,182, and others.

NOTE 10 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller that time. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $87,927 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the year ended December 31, 2024 was $87,821. The expense associated with this agreement for the year ended December 31, 2023 was $88,049.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 10 – RELATED PARTY TRANSACTIONS – Continued

a)       Related parties

Name of related parties	Position
Yang Ming	Shareholder
LiuXiaoBin	Chief Executive Officer
LiMin	Chief Financial Officer
MiaoNaiHui	Chief Operating Officer
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	December 31, 2024	December 31, 2023
Amount due to related parties:
Yang Ming	$410,350	$416,484
LiuXiaoBin	887,214	887,214
LiMin	636,264	641,480
MiaoNaiHui	650,980	641,480
Total	2,584,808	2,586,658

c)

	December 31, 2024	December 31, 2023
Due from related party:
Chengdu Dianjinshi Culture media Co., LTD	$25,040	—
Total	$25,040	$—

NOTE 11 – TAXES PAYABLE

	December 31, 2024	December 31, 2023
Land use tax payable	$19,318	$24,689
Value added tax and other taxes payable	94,681	450,941
	$113,999	$475,630

NOTE 12 – LEASE LIABILITIES - FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed Interest rate	December 31, 2024	December 31, 2023
Total finance lease liability	6.7%	$1,293,608	$1,485,575
Less: Current portion		(217,743)	(172,625)
Finance lease liability, net of current portion		$1,075,865	$1,312,950

Interest expenses from capital lease obligations amounted to $91,901 and $96,914 for the years ended December 31, 2024 and 2023, respectively, which were charged to the consolidated statement of comprehensive income (loss).

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The components of operating lease liabilities as follows:

	Discount rate	December 31, 2024	December 31, 2023
Total Operating lease liabilities	4.89%	$7,433,452	$7,998,908
Less: Current portion		(491,850)	(473,653)
Operating lease liabilities, net of current portion		$6,941,602	$7,525,255

The weighted average remaining operating lease term at December 31, 2024 was 17.3 years and the weighted average discounts rate was 4.89%, This discount rates used are based on the base rate quoted by the People’s Bank of China and vary with the remaining term of the lease. Lease payments for the years ended December 31, 2024 and 2023, respectively, were $823,608 and $824,572.

Maturities of lease liabilities were as follows:

	Finance lease	Operating Lease
Payable within:
the next 12 months	$261,109	$821,511
the next 13 to 24 months	261,109	825,689
the next 25 to 36 months	261,109	833,255
the next 37 to 48 months	261,109	837,767
the next 49 to 60 months	261,109	845,843
thereafter	261,109	8,280,354
Total	1,566,654	12,444,419
Less: Amount representing interest	(273,046)	(5,010,967)
Present value of net minimum lease payments	$1,293,608	$7,433,452

NOTE 13 –– EQUITY

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

During the year ended December 31, 2023, the Company granted in the aggregate, 295,000 restricted shares of common stock to a consultant, the company's directors, officers and an employee. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan (See Note 15) and vested immediately. The fair value of the award on the date of grant was $451,350 which was expensed in full during the year ended December 31, 2023.

The Company granted an aggregate of 295,000 restricted shares of common stock in January 2025 to a consultant, the Company's directors, officers, and an employee as compensation for services rendered for the year ended December 31, 2024. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan (See Note 15) and vested immediately. The fair value of the award on the date of grant was $194,700 which was expensed in full during the year ended December 31, 2024.

Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Reserve

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Reserve until the balance reaches 50% of the registered share capital. This reserve can be used to make up any loss incurred or to increase share capital. Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As of December 31, 2024, the Company’s statutory provident fund stood at $26.67 million.

NOTE 14 – TREASURY STOCK

As of December 31, 2024 and December 31, 2023, the number of treasury stock of the Company was 285,830 and 285,830, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of December 31, 2024, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan is 561,801 shares.

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

For the year ended December 31, 2024 and 2023, total compensation costs for options issued recorded in the consolidated statement of comprehensive income (loss) were $0 and $0. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2024 and 2023.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 15 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2024 and December 31, 2024.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2024	—	$—	$—
Exercised	—	$—	$—
Expired	—	—	—
Balance, December 31, 2024	—	—	—

Stock and Warrants Options Exercisable and Outstanding

	Outstanding at December 31, 2024	Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)

Exercisable and outstanding	—	—	—

All options exercisable and outstanding at December 31, 2024 are fully vested. As of December 31, 2024, there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024 and 2023 was $0 and $0.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 16– EXPENDITURE ON WATER POLLUTION TREATMENT

	December 31, 2024	December 31, 2023

Expenditure on water pollution treatment	$—	$46,510,856
Total	$—	$46,510,856

The Company had done the flood prevention project which involved the renovation of the channels of four major rivers within our mining area, encompassing the tributary of the Mihe River. The aim is to prevent flooding that could harm the wells, aqueducts and crude salt pans at our plant. This Project incurred total expense of $46,510,856 in the fiscal year 2023.

NOTE 17 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2024 and 2023, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended December 31, 2024 and 2023.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income tax has been made as it has no taxable income for the years ended December 31, 2024 and 2023. The applicable statutory tax rates for the years ended December 31, 2024 and 2023 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of December 31, 2024 and 2023, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $40,524,183 and $87,160,228, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2024 and December 31, 2023, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of December 31, 2024 and December 31, 2023, the unrecognized WHT are $1,078,743 and $3,396,379, respectively.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The components of the provision for income tax benefit (expense) from continuing operations are:

	Years Ended December 31,
	2024	2023
Current taxes – PRC	$(15,204)	$(322,890)
Deferred taxes – PRC entities	(1,632,978)	(3,215,727)
Total Income tax (expenses) benefits	$(1,648,182)	$(3,538,617)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and December 31, 2023 are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Exploration costs	$1,731,920	$1,757,816
Allowance	729,731	—
Impairment of property plant and equipment	1,686,095	—
PRC tax losses	9,125,871	11,941,045
US federal net operating loss	1,661,464	1,694,013
Total deferred tax assets	14,935,081	15,392,874
Valuation allowance	(14,935,081)	(13,533,849)
Net deferred tax asset	$—	$1,859,025

Deferred tax assets consist of future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences. As of December 31, 2024 and 2023, valuation allowances were mainly provided against deferred tax assets caused by exploration costs, Impairment of property plant and equipment, Allowance and net operating loss where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized due to their continuous losses.

The increase in valuation allowance for the year ended December 31, 2024 is $1,401,232.

The increase in valuation allowance for the year ended December 31, 2023 is $3,516,915.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2024 and 2023. There were no amounts accrued for penalties and interest for the years ended December 31, 2024 and 2023.

There were no change in unrecognized tax benefits during the years ended December 31, 2024 and 2023.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 18 – BUSINESS SEGMENTS

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

Year Ended December 31, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$5,549,815	$2,049,988	$—	$61,207	$7,661,010	$—	$7,661,010
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	(17,238,619)	(76,694)	(3,028,479)	(195,364)	(20,539,156)	(744,493)	(21,283,649)
Income tax (expense) benefit	(1,632,978)	(15,204)	—	—	(1,648,182)	—	(1,648,182)
Loss from operations after income tax (expense) benefit	(18,871,597)	(91,898)	(3,028,479)	(195,364)	(22,187,338)	(744,493)	(22,931,831)
Total assets	73,137,911	46,843,471	46,020,977	1,673,535	167,675,894	1,755,061	169,455,995
Depreciation and amortization	15,941,214	1,659,865	272,716	134,080	18,007,875	—	18,007,875
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

Year Ended December 31, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$26,921,462	$2,971,467	$—	$150,861	$30,043,790	$—	$30,043,790
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	(10,005,755)	640,309	(1,653,349)	(86,284)	(11,105,079)	(785,646)	(11,890,725)
Income tax (expense) benefit	(3,214,629)	(323,988)	—	—	(3,538,617)	—	(3,538,617)
Loss from operations after income tax (expense) benefit	(13,220,384)	316,321	(1,653,349)	(86,284)	(14,643,696)	(785,646)	(15,429,342)
Total assets	104,414,525	11,747,999	108,259,342	1,983,126	226,404,992	266,716	226,671,708
Depreciation and amortization	25,354,200	1,369,812	313,735	101,842	27,139,589	—	27,139,589
Capital expenditures	—	—	—	—	—	—	—

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

	Years Ended December 31,
Reconciliations	2024	2023
Total segment operating loss	$(20,539,156)	$(11,105,079)
Corporate costs	(744,493)	(785,646)
Unrealized gain (loss) on translation of intercompany balance	—	—
Loss from operations	(21,283,649)	(11,890,725)
Other expense, net	(62,113)	144,919
Expenditure on water pollution treatment	—	(46,510,856)
Loss on disposal of property, plant and equipment	(29,169,008)	—
Impairment of Property, plant and equipment	(6,772,500)	—
Loss before taxes	$(57,287,270)	$(58,256,662)

The following table shows the major customers (10% or more) for the year ended December 31, 2024

		Bromine	Crude Salt	Chemical Products	Total Revenue	Percentage of Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shandong Morui Chemical Company Limited	$677	$770	$—	$1,447	18.9%
2	Shandong Brother Technology Limited	$646	$702	$—	$1,348	17.6%
3	Shouguang Weidong Chemical Company Limited	$646	$578	$—	$1,224	16.0%

The following table shows the major customers (10% or more) for the year ended December 31, 2023

		Bromine	Crude Salt	Chemical Products	Total Revenue	Percentage of Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,735	$1,137	$—	$4,872	16.3%
2	Shandong Brother Technology Limited	$3,639	$998	$—	$4,637	15.5%
3	Shouguang Weidong Chemical Company Limited	$3,492	$837	$—	$4,329	14.5%
4	Shandong Shouguang Shenrunfa Marine Chemical Company Limited	$3,018	$—	$—	$3,018	10.1%

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 19 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2024, the Company sold 66.05% of its products to its top five customers, respectively. As of December 31, 2024, amounts due from these customers were $594,234.

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2023, the Company sold 61.8% of its products to its top five customers, respectively. As of December 31, 2023, amounts due from these customers were $2,082,217.

NOTE 20 – MAJOR SUPPLIERS

During the year ended December 31, 2024, the Company purchased 100% of its raw materials from its top four suppliers. As of December 31, 2024, amounts due to those suppliers were $30,003.

During the year ended December 31, 2023, the Company purchased 100% of its raw materials from its top four suppliers. As of December 31, 2023, amounts due to those suppliers were $206,984.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of December 31, 2024.

NOTE 22 - SUBSEQUENT EVENT

On January 20, 2025, the company issued total 295,000 shares to its employees, officers and consultant for the services rendered for the year ended December 31, 2024.

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 15, 2024 until February 12, 2025. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed preparation operations at the bromine and crude salt factories as scheduled in February 2025.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

On February 28, 2025 (the “Closing Date”), a wholly owned subsidiary of the Company, SHSI, closed the transactions contemplated by the Acquisition Agreements (the “Agreements”) dated June 26, 2024 by and between SHSI, and Shouguang Qingshuibo Farm Co., LTD. (“Seller 1”), dated June 27, 2024 by and between SHSI and each of Shouguang city Yangkou Town Dingjia Zhuangzi Village Stock Economic Cooperative (“Seller 2”), Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative (“Seller 3”), Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative (“Seller 4”), Shouguang city Yangkou town Zhengjia Zhuangzi village stock economic cooperative (“Seller 5”), respectively, as amended on December 17, 2024. Pursuant to the Agreements, SHSI acquired the crude salt field owned by each seller located in Shandong province, China. On the Closing Date, the Company issued a total of 2,059,694 shares of the Company’s common stock, par value $0.0005 per share (the “Shares”), at a price of $1.50 per share, to five individuals, who are citizens residing in the People’s Republic of China, designated by each the Seller 1, the Seller 2, the Seller 3, the Seller 4 and the Seller 5. The issuance of the Shares was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

Determined by the civil mediation document issued by Shouguang People's Court on March 17, 2025, SCHC owed Shouguang Chengyu Trading Co., Ltd. a sum of RMB 226,825.44 for goods. SCHC is required to pay RMB 50,000 to Shouguang Chengyu Trading Co., Ltd. before the 15th day of each month starting from April 2025 until the debt is fully repaid.

On March 21, 2025, the company issued total 265,000 shares to its employees, officers and consultant for the service rendered in the year ended December 31, 2025.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2024	2023
Current Assets
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	83,755,560	144,749,406
Amounts due from group companies	69,821,271	62,288,744
Deferred tax assets, net	—	—
Total non-current assets	153,576,831	207,038,150
Total Assets	$153,576,831	$207,038,150

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$8,265,349	$185,042
Amounts due to related parties	1,462,110	1,462,110
Amounts due to group companies	142,702	142,702
Total Current Liability	9,870,161	1,789,854

Total Liabilities	$9,870,161	$1,789,854

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 11,012,754 shares issued; and 10,726,924 shares outstanding as of December 31, 2024 and December 31, 2023	24,623	24,623
Treasury stock; 285,830 shares as of December 31, 2024 and December 31, 2023 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,688,262	101,688,262
Share to be issued	194,700	—
Retained earnings unappropriated	37,358,804	96,294,256
Retained earnings appropriated	26,667,097	26,667,097
Cumulative translation adjustment	(20,854,143)	(18,053,269)
Total Stockholders’ Equity	143,706,670	205,248,296
Total Liabilities and Stockholders’ Equity	$153,576,831	$207,038,150

Condensed Statements of Comprehensive Loss

	Years Ended December 31,
	2024	2023
OPERATING EXPENSES
General and administrative expenses	$(742,480)	$(780,379)
TOTAL OPERATING EXPENSES	(742,480)	(780,379)
OTHER EXPENSES
Interest expense	—	—
TOTAL OTHER EXPENSES	—	—
TOTAL EXPENSES	(742,480)	(780,379)
Equity in net Loss of subsidiaries	(59,841,154)	(61,014,900)
LOSS BEFORE INCOME TAXES	(58,935,452)	(61,795,279)
INCOME TAXES	—	—
NET LOSS	$(58,935,452)	$(61,795,279)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(58,935,452)	$(61,795,279)
Adjustments to reconcile net Loss to net cash provided by (used in) operating activities:
Equity Loss in unconsolidated subsidiaries	59,841,154	61,014,900
Stock-based compensation expense-options	—	451,350
Shares issued from treasury stock for services	—	—
Changes in assets and liabilities:	—	—
Other payables and accrued expenses	1,251,357	(23,152)
Net cash used in operating activities	(345,655)	(352,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	345,655	352,181
Net cash provided by financing activities	345,655	352,181
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—

(i)	Basis of presentation

In the condensed parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net loss of its subsidiaries is included in condensed statements of comprehensive loss using the equity method. These condensed parent- company-only financial statements should be read in connection with the consolidated financial statements and notes thereto.

As of December 31, 2024, the Company itself has no purchase commitment, capital commitment and operating lease commitment.

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

(a) Dismissal of Independent Registered Public Accounting Firm.

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

(b) Appointment of New Independent Registered Public Accounting Firm.

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

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective.

The Company’s management took all necessary steps to make its disclosure controls to be more efficient by, including, not limited to, (i) more closely monitoring the application of the Company’s comprehensive disclosure policy implementing procedures to strengthen disclosure controls, (ii) enhancing the identification, analysis and control of risks relevant to accurate and timely disclosure, and (iii) ensuring more timely transmission of information and communication within the organization during 2024. Specifically, (i) the Company held weekly meetings with its business units heads and investor relations officers to identify and discuss information that may require public disclosure; (ii) the Company’s management required all business units to report information that may require public disclosure to the Company’s investor relations officers immediately; (iii) the Company’s management consulted with the Company’s outside securities counsel to the extent they deemed necessary; (iv) the Company’s management designated the Company’s investor relations officers as disclosure coordinator to perform functions of collecting information, preparing disclosure, distributing disclosure for review and comment to business units and obtaining comment from each reviewing person and their confirmation that the portions of such disclosure relevant to such person’s areas of responsibility were fairly and accurately presented and did not omit any material information required to be disclosed.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2024, our internal controls over financial reporting were effective.

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

(d) Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, the management’s report is not subject to attestation by our registered public accounting firm.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Position/Title	Has served as company director since
Xiaobin Liu	57	Chairman, Chief Executive Officer and Director	March 2009
Naihui Miao	57	Secretary, Chief Operating Officer and Director	January 2006
Min Li	48	Chief Financial Officer	N/A
Yibo Yang	46	Director	November 2023
Yang Zou (1)(3)	54	Independent Director	March 2011
Shengwei Ma (1)(2)	57	Independent Director	December 2019
Shitong Jiang (1)(2)(3)	57	Independent Director	April 2008
Dongshan Wang (2)(3)	59	Independent Director	November 2023

(1)	Serves as a member of the Audit Committee.

(2)	Serves as a member of the Compensation Committee.

(3)	Serves as a member of the Nominating and Corporate Governance Committee.

Xiaobin Liu, Chairman,Chief Executive Officer and Director – Mr. Liu has served as Chairman of the Board of Directors of the Company since November 2023. Mr. Liu was appointed as Chief Executive Officer and Director on March 10, 2009. Mr. Liu joined the Company as Vice President in December 2007. He has served as the Director of Sanya Kangyangnian Health Management Co. LTD since March, 2021. He has served as Chairman of Chengdu Philosopher's Stone Culture Media Co. LTD since August 2018. He served as Chairman of China Shouguang Vegetable Industry Group (Cayman) Inc. from 2011 to 2017. He currently serves as a director of China Shouguang Vegetable Industry Group (Cayman) Inc. Before he joined the Company, Mr. Liu served as project manager of Shenzhen Guangshen Accounting Firm from January 2007 to November 2007; the department manager of Hainan Zhongou Accounting Firm from January 2003 to December 2006; the CFO (equivalent of Vice President) of Dasheng Real Estate Development Company, which is the subsidiary of Saige Dasheng Co., Ltd from May 2002 to November 2002; the CFO of Shenzhen Securities Department of Hainan Saige International Trust Investment Company from May 2000 to August 2004; and the financial manager of Hainan Wanquanyuan Hot Spring Tourism Development Co., Ltd from 1995 to 2000. During this time, he also was the CFO of Qionghai City Guantang Hotspring Leisure Center, the CFO of Qionghai City Wanquanhe Agricultural Development Co., Ltd, the CFO of Qionghai Wanquanhe Hotspring Tourist Development Property Management Co., Ltd, and the CFO of Qionghai Guantangyuzhuang Resort Co., Ltd. Prior to that, Mr. Liu worked in the financial department of Hainan Jinyuan Industrial Co., Ltd, which is a subsidiary of Chinese Black Metal Limited Company Northwest Branch from 1992 to 1995, and the financial department of Shanxi Aircraft Manufacturing Company from 1988 to 1992. Mr. Liu earned a master degree from the Economic and Management School at Hong Kong City University.

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

Yang Zou, Independent Director – Mr. Zou has served as a director of the Company since March 2011. Mr. Zou served as Vice Director of Beijing Zhongtianhuamao Accounting Firm (General Partnership) from July 1, 2017 to August 2018. He is a Certified Public Accountant of China and holds the certificate of Certified Internal Auditor. From March 2003 to September 2009, Mr. Zou was chief financial officer of Bohua Ziguang Zhiye Co., Ltd. >From July 2001 to January 2003, Mr. Zou was the audit department manager of financial center of Beijing Hengji Weiye Electronic Products Co., Ltd., where he was in charge of internal audit, financial budget management, and coordination with external audit. From July 1999 to June 2001, Mr. Zou was manager of finance and audit department of Zhonglian Online Information Development Co., Ltd. From September 1993 to June 1999, Mr. Zou had served as assistant auditor, auditor, and head of project audit of Hainan Zhongou Certified Public Accountants Co., Ltd. From July 1991 to August 1993, Mr. Zou was an accountant of department of finance of Hunan Department Store Co., Ltd. Mr. Zou graduated from Beijing University with bachelor’s degree in finance.

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

Executive Officers and Significant Employees

Min Li, Chief Financial Officer – was appointed a director of the Company on October 30, 2007 and resigned from the position on June 22, 2009. He has served as Chief Financial Officer since December 2006 and as Chief Financial Officer for Shouguang City Haoyuan Chemical Company Limited. From 2004 to 2006, Mr. Li served as Manager of Financial and Asset Management Department for Shouguang City Yuxin Chemical Company Limited. >From 2000 to 2004, Mr. Li served as Manager of the Accounting Department for the Yang Kou Branch of the China Construction Bank. From 1998 to 1999, Mr Li worked at China Construction Bank Shandong branch and in 2000 Mr. Li worked at the Yangkou Office as the accounting manager. Mr. Li has a bachelor degree in accounting from Weifang College.

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

Board Operations

Mr. Xiaobin Liu holds the positions of chief executive officer and chairman of the Board of the Company. The Board believes that Mr. Liu’s services as both chief executive officer and chairman of the Board is in the best interest of the Company and its shareholders. Mr. Liu possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its industries and businesses and is thus best positioned to develop agendas that ensure the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

The Board has not designated a lead director. Given the limited number of directors comprising the Board, the independent directors call and plan their executive sessions collaboratively and, between meetings of the Board, communicate with management and one another directly. Under these circumstances, the directors believe designating a lead director to take on responsibility for functions in which they all currently participate might detract from rather than enhance performance of their responsibilities as directors.

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

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”), which applies to all directors, officers, employees, independent contractors, and consultants of the Company and its subsidiaries, as well as certain other persons. The Insider Trading Policy is designed to promote compliance with U.S. federal and state securities laws, rules and regulations and the applicable rules and regulations of Nasdaq, with respect to the purchase, sale and/or disposition of the Company’s securities. The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities for Company insiders. A copy of the Insider Trading Policy is filed as Exhibit 19 to this 2024 Form 10-K.

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2024:

Board of Directors	4
Audit Committee	4
Compensation Committee	1
Nominating Committee	1

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

●	been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Stockholder Communications

Stockholders can mail communications to the Board, c/o CEO, Gulf Resources Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong Province, 262700, the People’s Republic of China, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.

Item 11. Executive Compensation

Set forth below is information regarding the compensation paid during the year ended December 31, 2023 and 2024 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

FISCAL YEAR 2024 COMPENSATION TABLE

Name and Principal				Stock		Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
Position	Year	Salary ($)	Bonus($)	Awards($)		Awards$(1)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Xiaobin Liu	2023	—	—	61,200	(1)	—	—	—	—	61,200
CEO	2024	—	—	—	(1)	—	—	—	—	—

Min Li	2023	16,943	—	61,200	(1)	—	—	—	—	78,143
CFO	2024	16,693	—	—	(1)	—	—	—	—	16,693

Naihui Miao	2023	16,943	—	61,200	(1)	—	—	—	—	78,143
COO	2024	16,693	—	—	(1)	—	—	—	—	16,693

(1)   Represents the dollar amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 718 – “Compensation - Stock Compensation.”

Except as disclosed below under the caption “Compensation of Directors,” we have not paid or accrued any fees to any of our executive directors for serving as a member of our Board of Directors. We do not have any retirement, pension, profit sharing or insurance or medical reimbursement plans covering our officers and directors. Our executive officers are reimbursed by us for any out- of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Grants of Plan-Based Awards

The Company did not grant any shares of our Common Stock to each of our named executive officers, under Company’s 2019 Omnibus Equity Incentive Plan, as amended, during fiscal year 2024.

FISCAL YEAR 2023 GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stocks or Units	Underlying Options	Option Award($)	and Options ($)
Xiaobin Liu, CEO	—	—	—	—	—	—	—	—	—	—	—
Min Li, CFO	—	—	—	—	—	—	—	—	—	—	—
Naihui Miao, COO	—	—	—	—	—	—	—	—	—	—	—

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

Min Li

The employment agreement for Min Li to serve as Chief Financial Officer of the Company was renewed on January 1, 2025 with a term of one year. Pursuant to the agreement, Mr. Li shall receive annual cash compensation equal to approximately $18,500 subject to changes in the foreign exchange rate and market conditions and be compensated in the Company’s shares under the Company’s equity incentive plan.

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

Potential payments upon termination or change-in-control

Assuming the employment of the Company’s named executive officers was to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2024, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Payment
Xiaboin Liu	$0
Min Li	$0
Naihui Miao	$0

Recovery of Erroneously Awarded Compensation

 None.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2024.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

OUTSTANDING EQUITY AWARDS AT 2024 FISCAL YEAR END

OPTION AWARDS					STOCK AWARDS
			Equity Incentive						Equity Incentive
			Plan Awards:					Equity Incentive	Plan Awards:
	Number of	Number of	Number of					Plan Awards:	Market or Payout
	Securities	Securities	Securities					Number of	Value of Unearned
	Underlying	Underlying	Underlying			Number of Shares	Market Value of	Unearned Shares,	Shares, Units or
	Unexercised	Unexercised	Unexercised			or Units of Stock	Shares or Units of	Units or Other	Other Rights That
	Options (#)	Options (#)	Unearned Options	Option Exercise	Option Expiration	That Have Not	Stock That Have	Rights That Have	Have Not Vested
Name	Exercisable	Unexercisable	(#)	Price ($)	Date	Vested (#)	Not Vested ($)	Not Vested (#)	($)
Xiaobin Liu, CEO	—	—	—	—	—	0 (1)	—	—	—
Min Li, CFO	—	—	—	—	—	0 (1)	—	—	—
Naihui Miao, COO	—	—	—	—	—	0 (1)	—	—	—

(1) Represents the shares of Common Stock granted, which are subject to the Awardee’s continued service with the Company, the shares of Restricted Stock shall vest immediately, no longer be subject to restrictions and become transferable pursuant to the terms of the Plan.

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding the exercise of stock options, stock appreciation rights, and similar instruments and the vesting of restricted stock, restricted stock units and similar instruments, for fiscal year 2024.

FISCAL YEAR 2024 OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
	Number of Shares		Number of Shares
	Name Acquired on Exercise (#)	Value Realized on Exercise ($)	Acquired on Vesting (#)	Value Realized onVesting ($)
Xiaobin Liu, CEO	—	—	—	—
Min Li, CFO	—	—	—	—
Naihui Miao, COO	—	—	—	—

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive directors, Xiaobin Liu and Naihui Miao, who do not receive compensation in their capacity as executive directors, for fiscal year 2024.

FISCAL YEAR 2024 DIRECTOR COMPENSATION

Change in
Pension Value
and
				Non-Equity	Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)(1)	$	($)	Earnings ($)	($) Total ($)
Ming Yang	$—	—	—	—	—	$—
Yibo Yang	10,016	—	—	—	—	10,016
Shitong Jiang	—	—	—	—	—	—
Yang Zou	—	—	—	—	—	—
Tengfei Zhang	—	—	—	—	—	—
Shengwei Ma	—	—	—	—	—	—
Dongshan Wang		—	—	—	—	—

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

Certain Relationships and Related Transactions

It is our policy to not enter any transaction (other than compensation arrangements in the ordinary course) with any director, executive officer, employee, or principal stockholder or party related to them, unless authorized by a majority of the directors having no interest in the transaction, upon a favorable recommendation by the Audit Committee (or a majority of its disinterested members).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of the date of this annual report, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares. As of the date of this annual report, there were 13,346,618 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class
Xiaobin Liu (CEO and Chairman)	138,115	(2)	1%
Yibo Yang (Director)	—		—
Min Li (CFO)	138,115	(2)	1%
Naihui Miao (COO)	138,115	(2)	1%
Shengwei Ma (Director)	4,000	(3)	*
Yang Zou (Director)	6,000	(4)	*
Shitong Jiang (Director)	6,000	(5)	*
Dongshan Wang (Director)	3,000	(6)	*
All Directors and Executive Officers as a Group (eight persons)	433,345		3.2%
Wenxiang Yu	1,015,945	(7)	7.6%
Shandong Haoyuan Industry Group Ltd.	824,947	(7)	6.2%
Ming Yang	1,985,675	(8)	14.9%

*       Less than 1%.

(1)	The address of each director and executive officer is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong Province, 262700, the People’s Republic of China.

(2)	Consists of 138,115 shares held by each individual.

(3)	Consists of 4,000 shares held by Mr. Ma.

(4)	Consists of 6,000 shares held by Mr. Zou.

(5)	Consists of 6,000 shares held by Mr. Jiang.

(6)	Consists of 3,000 shares held by Mr. Wang.

(7)	The address of the shareholder is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong Province, 262700, the People’s Republic of China. Chen Yang serves as the General Manager, and owns 82% equity interest, of Shandong Haoyuan Industry Group Ltd.

(8)	Consists of 634,770 shares owned by Ming Yang, 1,015,945 shares owned by Ms. Wenxiang Yu, the wife of Mr. Yang, 334,960 shares owned by Mr. Zhi Yang, Mr. Yang’s son. Mr. Yang disclaims beneficial ownership of the shares owned by his wife and son.

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

As of December 31, 2024, there is no shares under the 2019 Plan have been issued, and 561,801 shares remained for future issuance under the 2019 Plan.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, our 2019 Equity Incentive Plan was in effect.

The following table provides information as of December 31, 2024 about our equity compensation plans and arrangements.

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
(a)		(b)	(c)
Equity compensation plans approved by security	--	--	561,801
Equity compensation plans not approved by	--	--	--
Total	--	--	561,801

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

We had not entered into any transactions with any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation") and the amount involved exceeded or exceeds the lesser of $120,000 and 1% of the average of our total assets at December 31, 2023 and 2024.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transaction whether or not such transactions exceed $120,000. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Board has determined that Yang Zou, Shengwei Ma, Shitong Jiang and Dongshan Wang are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, LLC and meet the criteria set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services Audit Fees

Our independent public accounting firm is GGF CPA LTD. , Level 3, Shop 119 No. 20, Jingang Avenue, Nansha District, Guangzhou, Guangdong , PCAOB Auditor ID 2729.

The aggregate fees billed to the Company by its principal accountant for the last two fiscal years were as follows:

Fees	2023	2024
Audit Fees	$ 188,000	$ 188,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	188,000	188,000

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

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. There were no such fees incurred by the Company in the years ended December 31, 2024 and 2023.

Tax Fees

The tax fee of $5,500 and $5,500 relate to tax compliance services rendered in each of the years ended December 31, 2024 and 2023.

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services. The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b)	Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8- K filed on December 1, 2015.

3.4	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020.

4.1	Description of Securities, incorporated herein by reference to Exhibit 4.1 to the Registration’s Annual Report on Form 10-K filed on April 14, 2020.

10.1	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

10.2	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Xiaobin Liu, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.3	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Min Li, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.4	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Naihui Miao, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.5	Crude Salt Field Acquisition Agreement dated as of June 26, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang Qingshuibo Farm Co., LTD., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.6	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.7	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.8	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.9	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.10	Amendment to Crude Salt Field Acquisition Agreement dated as of June 26, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang Qingshuibo Farm Co., LTD., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.11	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.12	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.13	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.14	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

16.1	Letter from Morison Cogen LLP, dated July 7, 2021, incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K, filed on July 7, 2021.

16.2	Letter from WWC, P.C., dated April 16, 2024, incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K, filed on April 16, 2024.

19.	Insider Trading Policy. *

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on March 16, 2018.

23.1	Consent of GGF CPA LIMITED, Certified Public Accountants, an independent registered public accounting firm.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Clawback Policy, incorporated by reference to Exhibit 97.1 to the Registrant’s annual report on Form 10-K, filed on September 27, 2024.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)*

* Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 11,2025	By:	/s/ Xiaobin Liu
		By:	Xiaobin Liu
		Title:	Chief Executive Officer

	By:	/s/ Min Li
		By:	Min Li
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Xiaobin Liu		April 11,2025
Xiaobin Liu /s/ Min Li	Chief Executive Officer and Director	April 11,2025
Min Li /s/ Yibo Yang	Chief Financial Officer	April 11,2025
Yibo Yang /s/ Naihui Miao	Director	April 11,2025
Naihui Miao /s/ Dongshan Wang	Director	April 11,2025
Dongshan Wang /s/ Yang Zou	Director	April 11,2025
Yang Zou /s/ Sheng Wei Ma	Director	April 11,2025
Sheng Wei Ma /s/ Shi Tong Jiang	Director	April 11,2025
Shi Tong Jiang	Director