Form 10-Q
period 2025-03-31
GULF RESOURCES, INC.
filed 2025-05-13
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not Applicable.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.0005 par value	GURE	NASDAQ Capital Market

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

Yes ☐  No ☒

As of May 12, 2025, the registrant had outstanding 13,346,618 shares of common stock, excluding 285,830 shares of treasury stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
Current Assets
Cash	$8,523,045	$10,075,162
Accounts receivable, net	2,114,222	564,523
Inventories, net	455,059	315,371
Prepayments and deposits	6,393,161	6,376,656
Amount due from related parties	25,076	25,040
Other receivable	126,050	94,074
Total Current Assets	17,636,613	17,450,826
Non-Current Assets
Property, plant and equipment, net	132,341,321	136,143,177
Finance lease right-of use assets	75,721	76,868
Operating lease right-of-use assets	6,050,429	6,169,855
Prepaid land leases, net of current portion	9,625,855	9,615,269
Deferred tax assets, net	—	—
Total non-current assets	148,093,326	152,005,169
Total Assets	$165,729,939	$169,455,995

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$11,656,665	$14,323,458
Taxes payable-current	276,516	113,999
Advance from customer	—	—
Amount due to related parties	2,586,422	2,584,808
Finance lease liability, current portion	239,771	217,743
Operating lease liabilities, current portion	498,483	491,850
Total Current Liabilities	15,257,857	17,731,858
Non-Current Liabilities
Finance lease liability, net of current portion	1,077,412	1,075,865
Operating lease liabilities, net of current portion	6,809,843	6,941,602
Total Non-Current Liabilities	7,887,255	8,017,467
Total Liabilities	$23,145,112	$25,749,325

Commitment and Loss Contingencies	$—	$—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 13,632,448 and 11,012,754 shares issued; and 13,346,618 and 10,726,924 shares outstanding as of March 31, 2025 and December 31, 2024	25,934	24,623
Treasury stock; 285,830 shares as of March 31, 2025 and December 31, 2024 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	105,167,292	101,688,262
Share to be issued	—	194,700
Retained earnings unappropriated	32,729,304	37,358,804
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive income	(20,632,127)	(20,854,143)
Total Stockholders’ Equity	142,584,827	143,706,670
Total Liabilities and Stockholders’ Equity	$165,729,939	$169,455,995

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2025	2024

NET REVENUE	$1,604,447	$1,307,062

OPERATING COSTS AND EXPENSE
Cost of net revenue	(1,594,270)	(2,119,845)
Sales and marketing expenses	(5,053)	(4,491)
Direct labor and factory overheads incurred during plant shutdown	(3,225,808)	(3,734,689)
General and administrative expenses	(1,389,523)	(717,456)
TOTAL OPERATING COSTS AND EXPENSE	(6,214,654)	(6,576,481)

LOSS FROM OPERATIONS	(4,610,207)	(5,269,419)

OTHER INCOME (EXPENSE)
Interest expense	(21,722)	(24,830)
Interest income	2,429	36,060
Other expense	—	(4,003)

LOSS BEFORE INCOME TAXES	(4,629,500)	(5,262,192)

INCOME TAX (EXPENSE) BENEFIT	—	1,270,060
NET LOSS	$(4,629,500)	$(3,992,132)

COMPREHENSIVE LOSS:
NET LOSS	$(4,629,500)	$(3,992,132)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	222,016	(393,867)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(4,407,484)	$(4,385,999)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:	$(0.40)	$(0.37)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	11,685,431	10,726,924

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2025 AND 2024
(Expressed in U.S. dollars)

	Common stock									Accumulated
	Number	Number	Number				Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Share to be	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	issued	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2024 (Audited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	194,700	101,688,262	$37,358,804	$26,667,097	$(20,854,143)	$143,706,670
Restricted shares issued for services	2,619,694	2,619,694		1,311		(194,700)	3,479,030				3,285,641
Currency translation adjustment	—	—	—	—	—	—	—	—	—	222,016	222,016
Net loss for three-month period ended March 31, 2025	—	—	—	—	—	—	—	(4,629,500)	—	—	(4,629,500)
BALANCE AT MARCH 31, 2025(Unaudited)	13,632,448	13,346,618	285,830	25,934	(1,372,673)	—	105,167,292	$32,729,304	$26,667,097	$(20,632,127)	$142,584,827

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2023 (Audited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Currency translation adjustment	—	—	—	—	—	—	—	—	(393,867)	(393,867)
Net loss for three-month period ended March 31, 2024	—	—	—	—	—	—	(3,992,132)	—	—	(3,992,132)
BALANCE AT MARCH 31, 2024(Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$92,302,124	$26,667,097	$(18,447,136)	$200,862,297

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars) (UNAUDITED)

	Three-Month Period Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,629,500)	$(3,992,132)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization on capital lease	21,722	24,830
Depreciation and amortization	4,003,524	4,733,475
Deferred tax asset	—	(1,270,060)
Stock-based compensation expense	196,100	—
Amortization of right-of-use asset	217,801	217,345
Changes in assets and liabilities
Accounts receivable	(1,549,443)	(402,545)
Inventories	(139,285)	(57,859)
Prepayments and deposits	(7,340)	(44,903)
Advance from customers	—	(36,222)
Other receivables	(31,987)	(774)
Accounts and Other payable and accrued expenses	401,190	(17,847)
Taxes payable	162,411	(257,766)
Lease liabilities	(225,321)	(226,018)
Net cash used in operating activities	(1,580,128)	(1,330,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	—
Net cash from investing activities	—	—

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	28,011	(131,622)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,552,117)	(1,462,098)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,075,162	72,223,894
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,523,045	$70,761,796

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)
	Years Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the three-month period ended March 31, for:
Paid for taxes	$77,386	$481,153
Interest on finance lease obligation	$21,722	$24,830
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The company assesses its liquidity by monitoring cash and cash equivalents, as well as operating and capital expenditure commitments. As of March 31, 2025, As of March 31, 2025, the Company had current assets of $17.64 million and current liabilities of $15.26 million. As a result, the surplus was $2.38 million, and it has suffered losses in both the fiscal years of 2025 and 2024 as well. If it is unable to raise additional funds, it may need to take measures such as cutting administrative and operational cost and save funds.

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

(b) Nature of the Business

The Company manufactures and trades bromine through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) ;manufactures and trades crude salt through its wholly-owned subsidiary, Shouguang Hengde Salt Industry Co. Ltd (“SHSI”); and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) in the People’s Republic of China (“PRC”). Daying County Haoyuan Chemical Company Limited (“DCHC”) was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (b)(iii)).

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

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by thelocal governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in midMarch 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May6, 2020. The Company received verbal notification from the government regarding Factory No. 8, allowing it to recommence production in August 2022. Factory No. 8 began contributing revenue in the fourth quarter 2022.The Company is still waiting for governmental approval for Factories No. 2 and No. 10. To our knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, we may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government's requirements.

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

The Company estimates this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, purchase of plant and equipment and construction costs and installation costs incurred for the new chemical factory in the amount of $45,584,344 and $45,584,344, which were recorded in the Property, plant and equipment in the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The Company suspended the construction in the chemical factory until it decide what products can be produced most profitably.

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

(e) Allowance for Doubtful Accounts

We make estimates of the uncollectability of accounts receivable, especially analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

 (f) Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $8,523,045 and $10,075,162 with these institutions as of March 31, 2025 and December 31, 2024, respectively.  The Company has not experienced any losses in such accounts in the PRC.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

(h) Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of income on an accrual basis when they are due. The Company’s contributions totaled $173,485 and $123,123 for the three-month periods ended March 31, 2025 and 2024, respectively.

(i) Revenue Recognition

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Revenue from contracts with customers is disaggregated in Note 17.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

For the three-month period ended March 31, 2025 and 2024, the Company determined that there were no events or circumstances indicating possible additional impairment of its long-lived assets.

(k) Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the three-month periods ended March 31, 2025 and 2024, respectively.

Because the Company reported a net loss for the three-month periods ended March 31, 2025 and 2024, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

MARCH 31, 2025

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

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the three months ended March 31, 2025.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of March 31, 2025 and 2024.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

	March 31, 2025	December 31, 2024

Accounts receivable	$2,143,976	$594,234
Allowance for doubtful debt	(29,754)	(29,711)
	$2,114,222	$564,523

The overall accounts receivable balance as of March 31, 2025 increased by $1,549,699 compared to those of December 31, 2024. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	March 31, 2025	December 31, 2024

Raw materials	$41,865	$10,610
Finished goods	413,194	1,545,521
Less: impairment	—	(1,240,760)
Inventory, net	$455,059	$315,371

The Company recorded impairment charges for slow moving inventory in the amounts of $nil and $989,035 for the years ended March 31, 2025 and December 31, 2024.

NOTE 4 – PREPAYMENTS AND DEPOSITS, NET

Prepayments and deposits consisted of the following:

	March 31, 2025	December 31, 2024
Prepayments and deposits	$8,043,985	$8,025,110
Provision for impairment	(1,650,824)	(1,648,454)
	$6,393,161	$6,376,656

As of March 31, 2025 , the Company recorded the total prepayments and deposits, and the provision for impairment was $6,393,161.

NOTE 5– PREPAID LAND LEASES

The Company has the rights to use certain parcels of land located in Shouguang, Shandong , PRC, through lease agreements signed with local townships or the government authority. The production facilities and warehouses of the Company are located on these parcels of land. The lease term ranges from ten to fifty years. Some of the lease contracts were paid in one lump sum upfront and some are paid annually at the beginning of each anniversary date. These leases have no purchase option at the end of the lease term and were classified as operating leases prior to and as of January 1, 2019 when the new lease standard was adopted. Prior to January 2019, the prepaid land lease was amortized on a straight-line basis. As of January 1, 2019, all the leases in which term has commenced and were in use were classified as operating lease right-of-use assets (“ROU”). See Note 8.

In December 2017, the Company paid a one lump sum upfront amount of $8,859,000 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of March 31 2025 and December 31, 2024. As of March 31, 2025, the prepaid land lease increased to $9,217,790 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2025	December 31, 2024
At cost:
Mineral rights	$2,686,739	$2,682,882
Buildings	68,575,318	68,476,868
Plant and machinery	144,046,220	143,839,420
Furniture, fixtures and office equipment	1,437,153	1,435,090
Motor vehicles	124,394	124,215
Construction in process	10,170,243	10,155,642
Total	227,040,067	226,714,117
Less: Accumulated depreciation and amortization	(87,944,670)	(83,826,560)
Impairment	(6,754,076)	(6,744,380)
Net book value	$132,341,321	$136,143,177

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $49,444,325 and $50,219,026 as at March 31, 2025 and December 31, 2024, respectively.

During the three-month period ended March 31, 2025, depreciation and amortization expense totaled $3,999,026, of which $2,469,771, $783,472 and $745,783 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue, respectively.

During the three-month period ended March 31, 2024, depreciation and amortization expense totaled $4,729,242, of which $3,106,788, $201,504 and $1,420,950 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue, respectively.

NOTE 7 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance lease, net consist of the following:

	March 31, 2025	December 31, 2024
At cost:
Buildings	$208,772	$208,473
Total	208,772	208,473
Less: Accumulated depreciation and amortization	(133,051)	(131,605)
Net book value	$75,721	$76,868

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2025, depreciation and amortization expense totaled $1,258, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three-month period ended March 31, 2024, depreciation and amortization expense totaled $1,270, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 8 – OPERATING LEASE RIGHT-OF USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.95 square kilometers with an aggregate operating lease right-of-use assets amount of $7,190,872 as of March 31, 2025.

As of March 31, 2025, the total operating lease ROU assets was $6,050,429.

The total operating lease cost for the three-month period ended March 31, 2025 and 2024 was $217,801 and $217,345.

NOTE 9 –PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$390,250	$30,003
Salary payable	231,442	323,655
Social security insurance contribution payable	286,083	169,858
Other payable-related party	—	—
Accrued expense for construction	5,317,674	5,310,040
Accrued expense-others	5,431,216	8,489,902
Total	$11,656,665	$14,323,458

Accrued expense-others mainly include the purchase of the unpaid portion of salt Pans of $4,788,641, and others.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 10 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, who was the Chairman of the Company then, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $86,911 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the three months ended March 31, 2025 and 2024 was approximately $21,728 and $21,982.

NOTE 10 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Chairman Of the Board
Liu XiaoBin	Chief Executive Officer
Li Min	Chief Financial Officer
Miao NaiHui	Chief Operating Officer
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	March 31,	December 31,
	2025	2024
Amount due to related parties:
Yang Ming	$410,940	$410,350
Liu XiaoBin	887,214	887,214
Li Min	651,502	636,264
Miao NaiHui	636,766	650,980
Total	$2,586,422	$2,584,808

c)

	March 31, 2025	December 31, 2024
Due from related party:
Chengdu Dianjinshi Culture media Co., LTD	$25,076	$25,040
Total	$25,076	$25,040

NOTE 11 – TAXES PAYABLE

	March 31,	December 31,
	2025	2024
Land use tax payable	19,345	19,318
Value added tax and other taxes payable	257,171	94,681
Total	$276,516	$113,999

NOTE 12 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	March 31,	December 31,
	Interest rate	2025	2024
Total finance lease liability	6.7%	$1,317,183	$1,293,608
Less: Current portion		(239,771)	(217,743)
Finance lease liability, net of current portion		$1,077,412	$1,075,865

Interest expenses from a finance lease liability amounted to $21,722 and $24,830 for the three-month periods ended March 31, 2025 and 2024, respectively, were charged to the condensed consolidated statement of loss.

The components of operating lease liabilities as follows:

	Imputed	March 31,	December 31,
	Interest rate	2025	2024
Total operating lease liabilities	4.89%	$7,308,326	$7,433,452
Less: Current portion		(498,483)	(491,850)
Operating lease liabilities, net of current portion		$6,809,843	$6,941,602

The weighted average remaining operating lease term on March 31, 2025 was 17 years and the weighted average discount rates was 4.89%. This discount rates used are based on the base rate quoted by the People's Bank of China and vary with the remaining term of the lease. Lease payment in the three-months ended March 31, 2025 and 2024 was $225,321 and $226,259.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$261,485	$822,692
the next 13 to 24 months	261,485	828,555
the next 25 to 36 months	261,485	834,455
the next 37 to 48 months	261,485	840,733
the next 49 to 60 months	261,485	847,059
thereafter	261,485	8,063,578
Total	1,568,910	12,237,072
Less: Amount representing interest	(251,727)	(4,928,746)
Present value of net minimum lease payments	1,317,183	$7,308,326

NOTE 13 – EQUITY

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

During the three months ended March 31, 2025, the Company granted in the aggregate, 265,000 restricted shares of common stock on March 21, 2025 to a consultant, the company's directors, officers and an employee as compensation for services rendered for the current year. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $196,100 which was expensed in full during the three months period ended March 31, 2025.

Retained Earnings – Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve.:

Statutory Reserve

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As of March 31, 2025, the Company’s statutory provident fund stood at $26.67 million.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 – TREASURY STOCK

As of March 31, 2025 and December 31, 2024, the number of treasury stock of the Company was 285,830 and 285,830, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of March 31, 2025, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2019 Plan was 1,801 shares.

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

For the three months ended March 31, 2025 and 2024, total compensation costs for options issued recorded in the consolidated statement of loss were $0. There were no related tax benefits as a full valuation allowance was recorded in the three months ended March 31, 2025 and 2024.

The following table summarizes all Company stock option transactions between January 1, 2025 and March 31, 2025.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2025	—	$—	$—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, March 31, 2025	—	$—	$—

Stock Options and Warrants Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at March 31, 2025	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding at March 31, 2025 are fully vested. As of March 31, 2025 there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2025 and 2024 was $0.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a) United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2025 and 2024, and management believes that its earnings are permanently invested in the PRC.

(b) British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month periods ended March 31, 2025 and 2024.

(c) Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month periods ended March 31, 2025 and 2024.  The applicable statutory tax rates for the three-month periods ended March 31, 2025 and 2024 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of March 31, 2025 and December 31, 2024, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $35,315,678 and $40,524,183, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2025 and December 31, 2024, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of March 31, 2025 and December 31, 2024, the unrecognized WHT are $816,956 and $1,078,743, respectively.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Three-Month Period Ended March 31,
	2025	2024

Current taxes – PRC	$—	$—
Deferred tax – PRC entities	—	(1,270,060)
Total Income tax (expenses) benefits	$—	$(1,270,060)

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,734,410	1,731,920
Allowance	420,144	729,731
Impairment of property plant and equipment	1,688,519	1,686,095
PRC tax losses	10,455,188	9,125,871
US federal net operating loss	1,720,637	1,661,464
Total deferred tax assets	16,018,898	14,935,081
Valuation allowance	(16,018,898)	(14,935,081)
Net deferred tax asset	$—	$—

Deferred tax assets consist of future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences. As of March 31, 2025 and 2024, valuation allowances were mainly provided against deferred tax assets caused by exploration costs and net operating loss where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized due to their continuous losses.

The increase in valuation allowance for the three-month period ended March 31, 2025 is $1,083,817.

The increase in valuation allowance for the three-month period ended March 31, 2024 is $14,473.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2025 and December 31, 2024 and no amounts accrued for penalties and interest for the three months ended March 31, 2025 and 2024.

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

Three-Month Period Ended March 31, 2025	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,481,869	$122,578	$—	$—	$1,604,447	$—	$1,604,447
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income expense	(3,370,836)	(554,062)	(358,629)	(44,844)	(4,328,371)	(281,836)	(4,610,207)
Income tax (expense) benefit	—	—	—	—	—	—	—
Loss from operations after income taxes(expense) benefit	(3,370,836)	(554,062)	(358,629)	(44,844)	(4,328,371)	(281,836)	(4,610,207)
Total assets	79,995,961	46,300,814	38,410,493	929,031	165,636,299	93,640	165,729,939
Depreciation and amortization	3,258,222	644,677	67,663	32,962	4,003,524	—	4,003,524
Capital expenditures	—	—	—	—	—	—	—

Three-Month Period Ended March 31, 2024	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,146,197	$116,671	$—	$44,194	$1,307,062	$—	$1,307,062
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income expense	(4,782,815)	(75,092)	(314,824)	(27,709)	(5,200,440)	(68,979)	(5,269,419)
Income tax (expense) benefit	1,198,071	—	71,989	—	1,270,060	—	1,270,060
Loss from operations after income taxes(expense) benefit	(3,584,744)	(75,092)	(242,835)	(27,709)	(3,930,380)	(68,979)	(3,999,359)
Total assets	100,370,933	11,517,576	107,776,242	1,912,377	221,577,128	250,287	221,827,415
Depreciation and amortization	4,449,468	181,891	68,357	33,759	4,733,475	—	4,733,475
Capital expenditures	—	—	—	—	—	—	—

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2025	2024
Total segment operating loss	$(4,328,371)	$(5,200,440)
Corporate costs	(281,836)	(68,979)
Unrealized gain (loss) on translation of intercompany balance	—	—
Loss from operations	(4,610,207)	(5,269,419)
Other income	(19,293)	11,230
Other Expenses	—	(4,003)
Loss before taxes	$(4,629,500)	$(5,262,192)

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2025.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$196	$58	$—	$254	15.8%
2	Shandong Brother Technology Limited	193	36	—	229	14.3%
3	Shouguang Weidong Chemical Company Limited	197	28	—	225	14.0%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$195	$—	$—	$195	12.1%

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$134	$63	$—	$197	15.1%
2	Shouguang Weidong Chemical Company Limited	135	26	—	161	12.3%
3	Shandong Brother Technology Limited	133	28	—	161	12.3%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$135	$—	$—	$135	10.3%

NOTE 18 – CUSTOMER CONCENTRATION

During the three-month period ended March 31, 2025, the Company sold 62.4% of its products to its top five customers. As of March 31, 2025, amounts due from these customers were $1,462,756.

During the three-month period ended March 31, 2024, the Company sold 55% of its products to its top five customers. As of March 31, 2024, amounts due from these customers were $2,803,534.

NOTE 19 – MAJOR SUPPLIERS

During the three-month period ended March 31, 2025, the Company purchased 100% of its raw materials from its top three suppliers.  As of March 31, 2025, amounts due to those suppliers were $390,250.

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of March 31, 2025.

NOTE 21 - SUBSEQUENT EVENT

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

On November 24, 2017, Gulf Resources received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park. Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Chemical companies that are not being asked to move into the park are being permanently closed. Since our factories closed, the Company has secured from the government the land use rights for its chemical plant. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020. The construction was expected to take approximately one year and an additional six months to complete the equipment installation and testing, however due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been delayed. The Company has received the refrigeration and air compressor units. The company decided to delay the delivery of the rest undelivered equipment and the opening of the factory until financial conditions in China improved and until it had visibility as to which products would produce the best returns.

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town ,Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has had to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in the natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments after the governmental planning has finalized the land and resource planning for Sichuan Province.

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

Recent Developments

Nasdaq Compliance

On May 6, 2025, the Company was notified by the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Staff granted the Company’s request to transfer the listing of its common stock, par value $0.0005 per share (the “Common Shares”), from The Nasdaq Global Select Market tier to The Nasdaq Capital Market tier, and that the Staff granted the Company’s request for a second 180-calendar day period, or until November 3, 2025 (the “Second Compliance Period”), to regain compliance with the $1.00 bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). To regain compliance with such minimum price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. The transfer of the listing of the Common Shares from The Nasdaq Global Select Market to The Nasdaq Capital Market took effect with the open of business on May 8, 2025. The transfer is not expected to impact trading in the Common Shares, which will continue to trade on Nasdaq under the symbol “GURE.”

As previously announced, on November 5, 2024, the Staff notified the Company that the bid price for the Common Shares had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company no longer satisfied Nasdaq Listing Rule 5450(a)(1), the minimum bid price requirement applicable to The Nasdaq Global Select Market issuers. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded an initial 180-calendar day grace period, through May 5, 2025, to regain compliance with the minimum bid price requirement.

Issuers listed on The Nasdaq Global Select Market are not eligible for a second 180-day grace period under the Nasdaq Listing Rules. However, based upon the Company’s compliance with the various criteria required under Nasdaq Listing Rule 5810(c)(3)(A)(ii) to obtain a second 180-day grace period applicable to issuers listed on The Nasdaq Capital Market, the Company applied to transfer the listing of its Common Shares to The Nasdaq Capital Market. As noted above, the Staff approved the Company’s transfer application on May 6, 2025.

The Company intends to closely monitor the closing bid price for its Common Shares and consider all available options to timely remedy the bid price deficiency. If at any time during the Second Compliance Period, the closing bid price of the Common Shares is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide the Company with written confirmation of compliance and the matter will be closed, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

The Company can give no assurance that it will regain or demonstrate compliance during the Second Compliance Period. If the Company is not able to demonstrate compliance with the minimum bid price requirement by November 3, 2025, or the Company does not comply with the terms of the extension, the Staff will provide written notification to the Company that the Common Shares will be delisted. At that time, the Company may appeal the Staff’s determination to the Nasdaq Hearings Panel (the “Panel”). The Company’s appeal request would stay any delisting action by the Staff at least pending a hearing before the Panel and the expiration of any extension that may be granted by the Panel to the Company following the hearing.

The Company has provided written notice to Nasdaq of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2025 and 2024.

Comparison of the Three-Month Periods Ended March 31, 2025 and 2024

	Three-Month Period Ended March 31, 2025	Three-Month Period Ended March 31, 2024	Percent Change Increase/ (Decrease)
Net revenue	$1,604,447	$1,307,062	23%
Cost of net revenue	$(1,594,270)	$(2,119,845)	(25%)
Gross profit (loss)	$10,177	$(812,783)	101%
Sales and marketing expenses	$(5,053)	$(4,491)	13%
Direct labor and factory overheads incurred during plant shutdown	$(3,225,808)	(3,734,689)	(14%)
General and administrative expenses	$(1,389,523)	$(717,456)	94%
Loss from operations	$(4,610,207)	$(5,269,419)	(13%)
Other income, net	$(19,293)	$11,230	(272%)
Other expense	$—	$(4,003)	—
Loss before taxes	$(4,629,500)	$(5,262,192)	(12%)
Income tax benefit	$—	$1,270,060	—
Net loss	$(4,629,500)	$(3,992,132)	16%

Net revenue The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended March 31, 2025 compared to the same period in 2024:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change
	March 31, 2025		March 31, 2024		Increase
Segment		% of total		% of total
Bromine	$1,481,869	92%	$1,146,197	88%	29%
Crude Salt	$122,578	8%	$116,671	9%	5%
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	$44,194	3%	—
Total sales	$1,604,447	100%	$1,307,062	100%	23%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2025	March 31, 2024	Increase
Bromine (excluded volume sold to SYCI)	402	451	(11%)
Crude Salt	4,733	4,071	16%

Bromine segment

For the three-month periods ended March 31, 2025 and 2024, the net revenue for the bromine segment was $1,481,869 and $1,146,197. This increase was due to the 11% decrease in tonnes sold and a 45% increase in average selling price.

Crude salt segment

For the three-month periods ended March 31, 2025 and 2024, the net revenue for the crude salt was $122,578 and $116,671. This increase was due to the 16% increase in tonnes sold and a 10% decrease in average selling price.

Chemical products segment

For the three-month periods ended March 31, 2025 and 2024, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month period ended March 31, 2025 and 2024, the net revenue for the natural gas production was $0 and $44,194, respectively.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2025		March 31, 2024		Net Revenue
Segment		% of total		% of total
Bromine	$1,533,128	96%	$2,072,752	97.8%	(26%)
Crude Salt	$61,142	4%	$46,894	2.2%	(30%)
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	$199	—	—
Total	$1,594,270	100%	$2,119,845	100%	(25%)

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $1,594,270 for the three-month period ended March 31, 2025, representing a $525,575 (or 25%) decrease compared to the preceding year.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)		Utilization Ratio (i)
Three-month period ended March 31, 2024	31,506	—	17%
Three-month period ended March 31, 2025	31,506	—	11%
Variance of the three-month periods ended March 31, 2025 and 2024	—		(6%)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

Cost of net revenue for our bromine segment for the three-month period ended March 31, 2025 and 2024 was $1,533,128 and $2,072,752.

Crude salt segment

Cost of net revenue for our crude salt segment for the three-month period ended March 31, 2025 and 2024 was $61,142 and $46,894.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended March 31, 2025 and 2024 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended March 31, 2025 and 2024 was $0 and $199.

Gross Profit (Loss) Gross profit was $10,177, or 0.6%, of net revenue for three-month period ended March 31, 2025 compared to loss $812,783, or 62% of net revenue for three-month period ended March 31, 2024.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2025		March 31, 2024		Profit (Loss) Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$(51,259)	(3.5%)	$(926,555)	(81%)	77.5%
Crude Salt	$61,436	50.0%	$69,777	60%	(10%)
Chemical Products	$—	—	$43,995	100%	—
Natural Gas	$—	—	$—	—	—
Total Gross Profit (Loss)	$10,177	0.6%	$(812,783)	(62%)	62.6%

Bromine segment

For the three-month period ended March 31, 2025, the gross loss margin for our bromine segment was 3.5%, compared to 81% in the three-month period ended March 31, 2024. The decrease in gross loss margin was primarily attributable to the higher average selling price of bromine of $3,684 per ton in the three-month period ended March 31, 2025 compared to $2,541 per ton in the three-month period ended March 31, 2024. Bromine tonnes sales also decreased from 451 tonnes for the three month period ended March 31, 2024 to 402 tonnes for the three month period ended March 31, 2025.

Crude salt segment

For the three-month period ended March 31, 2025, the gross profit margin for our crude salt segment was 50%, compared to 60% in the same period in 2024, representing a 10% decrease.

Natural gas segment

For the three-month period ended March 31, 2025, the gross profit margin for our crude salt segment was 0%, compared to 100% in the same period in 2024.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $3,225,808 and $3,734,689 incurred for the three-month periods ended March 31, 2025 and 2024, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses General and administrative expenses were $1,389,523 for the three-month period ended March 31, 2025, an increase of $672,067 (or 94%) as compared to $717,456 for the same period in 2024.

Loss from Operations Loss from operations was $4,610,207 the three-month period ended March 31, 2025, compared to loss from operation of $5,269,419 in the same period in 2024.

	Loss from Operations by Segment
	Three-Month Period Ended March 31, 2025		Three-Month Period Ended March 31, 2024
Segment:		% of total		% of total
Bromine	$(3,370,836)	77.9%	$(4,782,815)	92%
Crude Salt	(554,062)	12.8%	(75,092)	1%
Chemical Products	(358,629)	8.3%	(314,824)	6%
Natural Gas	(44,844)	1%	(27,709)	1%
Loss from operations before corporate costs	(4,328,371)	100%	(5,200,440)	100%
Corporate cost	(281,836)		(68,979)
Unrealized gain (loss) on translation of intercompany balance	—		—
Loss from operations	$(4,610,207)		$(5,269,419)

Bromine segment

Loss from operations from our bromine segment was $3,370,836 for the three-month period ended March 31, 2025, compared to loss from operations of $4,782,815 in the same period in 2024. This decrease was due to the a 45% increase in average selling price partially offset by a decrease of 11% in tonnes sold.

Crude salt segment

Loss from operations from our crude salt segment was $554,062 for the three-month period ended March 31, 2025, compared to loss from operations of $75,092 in the same period in 2024. The main reason for the increase in raw salt in 2024 compared to 2023 is that sales also rose by 16%.

Chemical products segment

Loss from operations from our chemical products segment was $358,629 for the three-month period ended March 31, 2025, compared to loss from operations of $314,824 in the same period in 2024.

Natural gas segment

Loss from operations from our natural gas segment was $44,844 for the three -month period ended March 31, 2025, compared to loss from operations of $27,709 in the same period in 2024.

Other Income(Expense) Net Other expense, net of $19,293 represented bank interest income, net of finance lease interest expense for the three -month period ended March 31, 2025, an increase of $26,520 (or approximately 367%) as compared to the same period in 2024.

Net Loss Net loss was $4,629,500 for the three-month period ended March 31, 2025, compared to a net loss of $3,992,132 in the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, cash and cash equivalents were $8,523,045 as compared to $10,075,162 as of December 31, 2024. The components of this decrease of $1,552,117 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,580,128)	$(1,330,476)
Net cash used in investing activities	$—	$—
Effects of exchange rate changes on cash and cash equivalents	$28,011	$(131,622)
Net increase(decrease) in cash and cash equivalents	$(1,552,117)	$(1,462,098)

For the three-month period ended March 31, 2025, we met our working capital and capital investment requirements mainly by using cash on hand.

Net Cash Provided by (Used in) Operating Activities

During the three -month period ended March 31, 2025, cash flow used in operating activities of approximately $1.58 million was mainly due to a net loss of $4.62 million, an increase in accounts receivable of $1.5 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $4 million.

During the three-month period ended March 31, 2024, cash flow used in operating activities of approximately $1.33 million was mainly due to a net loss of $3.99 million, an increase in accounts receivable of $0.4 million, a non-cash adjustment related to deferred taxes of $1.27 million, offset by depreciation and amortization expenses of $4.73 million.

 Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
		% of total		% of total
Aged 1-30 days	$1,787,222	85%	$419,581	74%
Aged 31-60 days	—	—	144,942	26%
Aged 61-90 days	—	—	—	—
Aged 91-120 days	327,000	15%	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$2,114,222	100%	$564,523	100%

The overall accounts receivable balance as of March 31, 2025 increased by $1,549,699, as compared to those of December 31, 2024. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	March 31, 2025		December 31, 2024
		% of total		% of total
Raw materials	$41,865	8%	$10,610	3%
Finished goods	413,194	92%	304,761	97%
Total	$455,059	100%	$315,371	100%

The net inventory level as of March 31, 2025 increased by $139,688(or 44%), as compared to the net inventory level as of December 31, 2024. The increase in inventory goods is an estimate that market demand may rise .

Raw materials increased by $31,255 as of March 31, 2025 as compared to December 31, 2024.

Our finished goods increased by $108,433 as of March 31, 2025 as compared to December 31, 2024.

Net Cash Provided by (Used in) Investing Activities

We have no investing activities for the three-month periods ended March 31, 2025 and 2024.

Net Cash Provided by (Used in) Financing Activities

We have no financing activities for the three-month periods ended March 31, 2025 and 2024.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $8.52 million at March 31, 2025, most of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments at March 31, 2025 is provided in the notes to our condensed consolidated financial statements.

Material Off-Balance Sheet Arrangements

We do not currently have any off -balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, inventories and allowance for obsolescence, assets retirement obligation, property, plant and equipment, recoverability of long-lived assets, mineral rights, leases, revenue recognition, income taxes, and loss contingencies. These policies and estimates are described in the Company’s Form 10-Q for the three months ended March 31, 2025.

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

For more details and information related to the Written Decisions, please see “Note 20 – Loss Contingencies, Notes to Condensed Consolidated Financial Statement” contained in this quarterly report.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully review our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Readers should carefully review risks described in other documents we file from time to time with the Securities and Exchange Commission.

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On May 6, 2025, the Company was notified by the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Staff granted the Company’s request to transfer the listing of its common stock, par value $0.0005 per share (the “Common Shares”), from The Nasdaq Global Select Market tier to The Nasdaq Capital Market tier, and that the Staff granted the Company’s request for a second 180-calendar day period, or until November 3, 2025 (the “Second Compliance Period”), to regain compliance with the $1.00 bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). To regain compliance with such minimum price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. The transfer of the listing of the Common Shares from The Nasdaq Global Select Market to The Nasdaq Capital Market took effect with the open of business on May 8, 2025. The transfer is not expected to impact trading in the Common Shares, which will continue to trade on Nasdaq under the symbol “GURE.”

As previously announced, on November 5, 2024, the Staff notified the Company that the bid price for the Common Shares had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company no longer satisfied Nasdaq Listing Rule 5450(a)(1), the minimum bid price requirement applicable to The Nasdaq Global Select Market issuers. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded an initial 180-calendar day grace period, through May 5, 2025, to regain compliance with the minimum bid price requirement.

Issuers listed on The Nasdaq Global Select Market are not eligible for a second 180-day grace period under the Nasdaq Listing Rules. However, based upon the Company’s compliance with the various criteria required under Nasdaq Listing Rule 5810(c)(3)(A)(ii) to obtain a second 180-day grace period applicable to issuers listed on The Nasdaq Capital Market, the Company applied to transfer the listing of its Common Shares to The Nasdaq Capital Market. As noted above, the Staff approved the Company’s transfer application on May 6, 2025.

The Company intends to closely monitor the closing bid price for its Common Shares and consider all available options to timely remedy the bid price deficiency. If at any time during the Second Compliance Period, the closing bid price of the Common Shares is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide the Company with written confirmation of compliance and the matter will be closed, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

The Company can give no assurance that it will regain or demonstrate compliance during the Second Compliance Period. If the Company is not able to demonstrate compliance with the minimum bid price requirement by November 3, 2025, or the Company does not comply with the terms of the extension, the Staff will provide written notification to the Company that the Common Shares will be delisted. At that time, the Company may appeal the Staff’s determination to the Nasdaq Hearings Panel (the “Panel”). The Company’s appeal request would stay any delisting action by the Staff at least pending a hearing before the Panel and the expiration of any extension that may be granted by the Panel to the Company following the hearing.

The Company has provided written notice to Nasdaq of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

GULF RESOURCES, INC.

Dated: May 13, 2025	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: May 13, 2025	By:	/s/ Min Li
Min Li
Chief Financial Officer