Form 10-Q
period 2025-06-30
GULF RESOURCES, INC.
filed 2025-08-13
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of August 12, 2025, the registrant had outstanding 13,346,618 shares of common stock, excluding 285,830 shares of treasury stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Current Assets
Cash	$7,736,081	$10,075,162
Accounts receivable, net	3,150,850	564,523
Inventories, net	515,013	315,371
Prepayments and deposits	8,743,324	6,376,656
Amount due from related parties	25,144	25,040
Other receivable	105,564	94,074
Total Current Assets	20,275,976	17,450,826
Non-Current Assets
Property, plant and equipment, net	128,694,551	136,143,177
Finance lease right-of use assets	74,668	76,868
Operating lease right-of-use assets	5,937,515	6,169,855
Prepaid land leases, net of current portion	9,648,863	9,615,269
Deferred tax assets, net	—	—
Total non-current assets	144,355,597	152,005,169
Total Assets	$164,631,573	$169,455,995

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$11,551,878	$14,323,458
Taxes payable-current	298,037	113,999
Advance from customer	—	—
Amount due to related parties	2,589,489	2,584,808
Finance lease liability, current portion	188,550	217,743
Operating lease liabilities, current portion	162,134	491,850
Total Current Liabilities	14,790,088	17,731,858
Non-Current Liabilities
Finance lease liability, net of current portion	891,801	1,075,865
Operating lease liabilities, net of current portion	6,734,859	6,941,602
Total Non-Current Liabilities	7,626,660	8,017,467
Total Liabilities	$22,416,748	$25,749,325

Commitment and Loss Contingencies	$—	$—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 13,632,448 and 11,012,754 shares issued; and 13,346,618 and 10,726,924 shares outstanding as of June 30, 2025 and December 31, 2024	25,934	24,623
Treasury stock; 285,830 shares as of June 30, 2025 and December 31, 2024 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	105,167,292	101,688,262
Share to be issued	—	194,700
Retained earnings unappropriated	31,955,527	37,358,804
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive income	(20,228,352)	(20,854,143)
Total Stockholders’ Equity	142,214,825	143,706,670
Total Liabilities and Stockholders’ Equity	$164,631,573	$169,455,995

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024

NET REVENUE	$8,343,785	$2,383,169	$9,948,232	$3,690,231

OPERATING COSTS AND EXPENSE
Cost of net revenue	(7,357,130)	(5,112,058)	(8,951,400)	(7,231,903)
Sales and marketing expenses	(14,802)	(13,633)	(19,855)	(18,124)
Direct labor and factory overheads incurred during plant shutdown	(727,774)	(1,714,503)	(3,953,582)	(5,449,192)
General and administrative expenses	(994,765)	(689,972)	(2,384,288)	(1,407,428)

TOTAL OPERATING COSTS AND EXPENSE	(9,094,471)	(7,530,166)	(15,309,125)	(14,106,647)

LOSS FROM OPERATIONS	(750,686)	(5,146,997)	(5,360,893)	(10,416,416)

OTHER INCOME (EXPENSE)
Interest expense	(21,674)	(24,814)	(43,396)	(49,644)
Interest income	1,795	34,791	4,224	70,851
Other expense, net	(3,212)	—	(3,212)	(4,003)
Loss on disposal of property, plant and equipment	—	(29,169,008)	—	(29,169,008)

Loss before taxes	(773,777)	(34,306,028)	(5,403,277)	(39,568,220)

INCOME TAX BENEFIT (EXPENSE)	—	1,208,110	—	2,478,170
NET LOSS	$(773,777)	$(33,097,918)	$(5,403,277)	$(37,090,050)

COMPREHENSIVE LOSS
NET LOSS	$(773,777)	$(33,097,918)	$(5,403,277)	$(37,090,050)
- Foreign currency translation adjustments	403,775	(849,254)	625,791	(1,243,121)
TOTAL COMPREHENSIVE LOSS	$(370,002)	$(33,947,172)	$(4,777,486)	$(38,333,171)

BASIC AND DILUTED LOSS PER SHARE:	$(0.06)	$(3.09)	$(0.43)	$(3.46)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	13,346,618	10,726,924	12,520,613	10,726,924

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED JUNE 30, 2025

(Expressed in U.S. dollars)

	Common stock									Accumulated
	Number	Number	Number				Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Share to be	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	issued	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2025 (Unaudited)	13,632,448	13,346,618	285,830	25,934	(1,372,673)	—	105,167,292	$32,729,304	$26,667,097	$(20,632,127)	$142,584,827
Currency translation adjustment	—	—	—	—	—	—	—	—	—	403,775	403,775
Net loss for three-month period ended JUNE 30, 2025	—	—	—	—	—	—	—	(773,777)	—	—	(773,777)
BALANCE AT JUNE 30, 2025(Unaudited)	13,632,448	13,346,618	285,830	25,934	(1,372,673)	—	105,167,292	$31,955,527	$26,667,097	$(20,228,352)	$142,214,825

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT MARCH 31, 2024 (Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$92,302,124	$26,667,097	$(18,447,136)	$200,862,297
Currency translation adjustment	—	—	—	—	—	—	—	—	(849,254)	(849,254)
Net loss for three-month period ended June 30, 2024	—	—	—	—	—	—	(33,097,918)	—	—	(33,097,918)
BALANCE AT JUNE 30, 2024(Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125

	Common stock									Accumulated
	Number	Number	Number				Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Share to be	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	issued	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2024 (Audited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	194,700	101,688,262	$37,358,804	$26,667,097	$(20,854,143)	$143,706,670
Restricted shares issued for services	2,619,694	2,619,694	—	1,311	—	(194,700)	3,479,030	—	—	—	3,285,641
Currency translation adjustment	—	—	—	—	—	—	—	—	—	625,791	625,791
Net loss for three-month period ended JUNE 30, 2025	—	—	—	—	—	—	—	(5,403,277)	—	—	(5,403,277)
BALANCE AT JUNE 30, 2025(Unaudited)	13,632,448	13,346,618	285,830	25,934	(1,372,673)	—	105,167,292	$31,955,527	$26,667,097	$(20,228,352)	$142,214,825

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2023 (Audited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Currency translation adjustment	—	—	—	—	—	—	—	—	(1,243,121)	(1,243,121)
Net loss for six-month period ended June 30, 2024	—	—	—	—	—	—	(37,090,050)	—	—	(37,090,050)
BALANCE AT JUNE 30, 2024(Unaudited)	11,012,754	10,726,924	285,830	24,623	(1,372,673)	101,688,262	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(UNAUDITED)

	Six-Month Period Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,403,277)	$(37,090,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization on capital lease	43,396	49,644
Depreciation and amortization	7,997,410	9,467,311
Deferred tax asset	—	(2,511,394)
Stock-based compensation expense	196,100	—
Amortization of right-of-use asset	435,102	440,030
Loss on disposal of equipment	—	29,169,008
Changes in assets and liabilities:
Accounts receivable	(2,574,907)	3,108,788
Inventories	(197,631)	160,396
Prepayments and deposits	(2,331,871)	68,895
Advance from customers	—	(27,000)
Other receivables	(11,447)	4,854
Accounts and Other payable and accrued expenses	268,175	(2,583,610)
Amount due to related Parties	—	—
Taxes payable	182,919	(315,782)
Lease Liabilities	(743,404)	(753,231)
Net cash used in operating activities	(2,139,435)	(812,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(60,526,213)
Net cash provided by (used in) investing activities	—	(60,526,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(260,997)	(264,094)
Net cash used in financing activities	(260,997)	(264,094)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	61,351	(253,907)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,339,081)	(61,856,355)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,075,162	72,223,894
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,736,081	$10,367,539

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Expressed in U.S. dollars)

	Years Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the six-month period ended June 30, 2025 for:
Paid for taxes	$811,828	$886,928
Interest on finance lease obligation	$43,396	$49,644
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The company assesses its liquidity by monitoring cash and cash equivalents, as well as operating and capital expenditure commitments. As of June 30, 2025, the Company had current assets of $20.28 million and current liabilities of $14.79 million. As a result, the surplus was $5.49 million, and it has suffered losses for the six months ended by June 30, 2025. If it is unable to raise additional funds, it may need to take measures such as cutting administrative and operational cost and save funds.

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

(i) Bromine and Crude Salt Segments

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No. 4, No. 7 and No. 9 passed inspection and could resume operations. In April 2019, Factory No. 1, and Factory No. 7 resumed operation.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

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

The Company estimates this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, purchase of plant and equipment and construction costs and installation costs incurred for the new chemical factory in the amount of $45,584,344 and $45,584,344, which were recorded in the Property, plant and equipment in the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

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

(f)  Allowance for Doubtful Accounts

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

(g)  Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $7,736,081 and $10,075,162 with these institutions as of June 30, 2025 and December 31, 2024, respectively.  The Company has not experienced any losses in such accounts in the PRC.

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

JUNE 30, 2025

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

(i)  Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $123,099 and $100,290 for the three-month period ended June 30, 2025 and 2024, respectively, and totaled $296,584 and $223,413 for the six-month period ended June 30, 2025 and 2024, respectively.

(j)  Revenue Recognition

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

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(k)  Recoverability of Long-lived Assets

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

For the three and six months period ended June 30, 2025 and 2024, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

(l)  Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the six-month periods ended June 30, 2025 and 2024, respectively.

Because the Company reported a net loss for the six-month periods ended June 30, 2025 and 2024, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

(o)  Inventories

Inventories are stated at the lower of cost, determined on a first-in first-out cost basis, or net realizable value. Costs of work-in-progress and finished goods comprise direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less costs to complete and selling expenses.

(p)  Leases

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

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

(q)  Stock-based Compensation

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

(r)  Loss Contingencies

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

(s)  Income Tax

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

(t)  New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the six months ended June 30, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no recently issued accounting pronouncements not yet adopted during the six months ended June 30, 2025.

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of June 30, 2025 and 2024.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	June 30, 2025	December 31, 2024

Accounts receivable	$3,180,685	$594,234
Allowance for doubtful debt	(29,835)	(29,711)
	$3,150,850	$564,523

The overall accounts receivable balance as of June 30, 2025 increased by $2,586,327 compared to those of December 31, 2024. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	June 30, 2025	December 31, 2024

Raw materials	$37,545	$10,610
Finished goods	477,468	1,545,521
Less: impairment	—	(1,240,760)
Inventory, net	$515,013	$315,371

The Company recorded impairment charges for slow moving inventory in the amounts of $nil and $989,035 for the years ended June 30, 2025 and December 31, 2024.

NOTE 4 – PREPAYMENTS AND DEPOSITS, NET

Prepayments and deposits consisted of the following:

	June 30, 2025	December 31, 2024
Prepayments and deposits	$10,398,651	$8,025,110
Provision for impairment	(1,655,327)	(1,648,454)
	$8,743,324	$6,376,656

As of June 30, 2025, the total amount of advance payments and deposits recorded by the company, net of impairment provisions was $8,743,324.

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

In December 2017, the Company paid a one lump sum upfront amount of $8,883,165 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of June 30 2025 and December 31, 2024. As of June 30, 2025, the prepaid land lease increased to $9,242,933 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is completed and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2025	December 31, 2024
At cost:
Mineral rights	$2,694,068	$2,682,882
Buildings	29,542,729	68,476,868
Plant and machinery	144,439,139	143,839,420
Furniture, fixtures and office equipment	1,441,073	1,435,090
Motor vehicles	124,733	124,215
Construction in process	47,554,695	10,155,642
Total	225,796,437	226,714,117
Less: Accumulated depreciation and amortization	(90,329,386)	(83,826,560)
Impairment	(6,772,500)	(6,744,380)
Net book value	$128,694,551	$136,143,177

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $48,765,141 and $50,219,026 as at June 30, 2025 and December 31, 2024, respectively.

During the three-month period ended June 30, 2025, depreciation and amortization expense totaled $3,989,399, of which $430,283, $197,636 and $3,361,480 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the six-month period ended June 30, 2025, depreciation and amortization expense totaled $7,988,425, of which $2,900,054, $981,108 and $4,107,263 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

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

NOTE 7 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	June 30, 2025	December 31, 2024
At cost:
Buildings	$209,342	$208,473
Total	209,342	208,473
Less: Accumulated depreciation and amortization	(134,674)	(131,605)
Net book value	$74,668	$76,868

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and six months period ended June 30, 2025, depreciation and amortization expense totaled $1,255 and $2,512, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and six months period ended June 30, 2024, depreciation and amortization expense totaled $1,269 and $2,540, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 8 – OPERATING LEASE RIGHT– OF USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.95 square kilometers with an aggregate operating lease right-of-use assets amount of $7,071,659 as at June 30, 2025.

As of June 30, 2025, the total operating lease ROU assets was $5,937,515.

The total operating lease cost for the six-month period ended June 30, 2025 and 2024 was $435,102 and $440,030.

NOTE 9 –PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$380,812	$30,003
Salary payable	269,071	323,655
Social security insurance contribution payable	286,865	169,858
Other payable-related party	—	—
Accrued expense for construction	5,332,180	5,310,040
Accrued expense-others	5,282,950	8,489,902
Total	$11,551,878	$14,323,458

Accrued expense-others mainly include the purchase of the unpaid portion of salt Pans of $4,788,641, and others.

NOTE 10 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $86,911 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the three and six months ended June 30, 2025 was approximately $21,787 and $43,515. The expense associated with this agreement for the three and six months ended June 30, 2024 was approximately $21,885 and $43,867.

NOTE 10 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Chairman Of the Board
Liu XiaoBin	Chief Executive Officer
Li Min	Chief Financial Officer
Miao NaiHui	Chief Operating Officer
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	June 30,	December 31,
	2025	2024
Amount due to related parties:
Yang Ming	$412,062	$410,350
Liu Xiao Bin	887,214	887,214
Li Min	652,495	636,264
Miao Nai Hui	637,718	650,980
Total	$2,589,489	$2,584,808

c)

	June 30, 2025	December 31, 2024
Due from related party:
Chengdu Dianjinshi Culture media Co., LTD	$25,144	$25,040
Total	$25,144	$25,040

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 11 – TAXES PAYABLE

	June 30,	December 31,
	2025	2024
Land use tax payable	$19,398	19,318
Value added tax and other taxes payable	278,639	94,681
Total	$298,037	$113,999

NOTE 12 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	June 30,	December 31,
	Interest rate	2025	2024
Total finance lease liability	6.7%	$1,080,351	$1,293,608
Less: Current portion		(188,550)	(217,743)
Finance lease liability, net of current portion		$891,801	$1,075,865

Interest expenses from finance lease obligations amounted to $21,674 and $24,814 for the three-month period ended June 30, 2025 and 2024, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from finance lease obligations amounted to $43,396 and $49,644 for the six-month period ended June 30, 2025 and 2024, respectively, which were charged to the condensed consolidated statement of income (loss).

The components of operating lease liabilities as follows:

	Imputed	June 30,	December 31,
	Interest rate	2025	2024
Total operating lease liabilities	4.89%	$6,896,993	$7,433,452
Less: Current portion		(162,134)	(491,850)
Operating lease liabilities, net of current portion		$6,734,859	$6,941,602

The weighted average remaining operating lease term at June 30, 2025 was 17 years and the weighted average discounts rate was 4.89%. Lease payments for the three-month period ended June 30, 2025 and 2024, respectively, were $520,167 and $530,962. Lease payments for the six-month period ended June 30, 2025 and 2024, respectively, were $745,488 and $757,221.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$262,198	$829,131
the next 13 to 24 months	262,198	833,318
the next 25 to 36 months	262,198	841,261
the next 37 to 48 months	262,198	845,788
the next 49 to 60 months	262,198	854,266
thereafter	—	7,535,834
Total	1,310,990	11,739,598
Less: Amount representing interest	(230,639)	(4,842,605)
Present value of net minimum lease payments	$1,080,351	$6,896,993

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

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

During the six months ended June 30, 2025, the Company granted in the aggregate, 265,000 restricted shares of common stock on March 21, 2025 to a consultant, the company's directors, officers and an employee as compensation for services rendered for the current year. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $196,100 which was expensed in full during the six months period ended June 30, 2025.

Retained Earnings – Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As at June 30, 2025, GULF RESOURCES 'statutory provident fund stood at $26.67 million.

NOTE 14 – TREASURY STOCK

As of June 30, 2025 and December 31, 2024, the number of treasury stock of the Company was 285,830 and 285,830, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 15 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of June 30, 2025, the number of shares of the Company’s common stock available for grant of awards under the 2019 Plan was 1,801 shares.

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

For the three and six months ended June 30, 2025 and 2024, total compensation costs for options issued recorded in the consolidated statement of loss were $0. There were no related tax benefits as a full valuation allowance was recorded in the three and six months ended June 30, 2025 and 2024.

The following table summarizes all Company stock option transactions between January 1, 2025 and June 30, 2025.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2025	—	$—	$—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, June 30, 2025	—	$—	$—

Stock Options Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at June 30, 2025	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding at June 30, 2025 are fully vested. As of June 30, 2025 there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2025 was $0.

During the three and six months ended June 30, 2025 and 2024, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and six-month periods ended June 30, 2025 and 2024, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and six-month periods ended June 30, 2025 and 2024.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and six-month periods ended June 30, 2025 and 2024.  The applicable statutory tax rates for the three-month and six-month periods ended June 30, 2025 and 2024 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

As of June 30, 2025 and December 31, 2024, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT were $70,523,755 and $40,524,183, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2025 and December 31, 2024, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of June 30, 2025 and December 31, 2024, the unrecognized WHT were $4,477,604 and $1,078,743, respectively.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
Current taxes – PRC	$—	$33,224	$—	$33,224
Deferred tax – PRC entities	—	(1,241,334)	—	(2,511,394)
Total Income tax benefits	$—	$(1,208,110)	$—	$(2,478,170)

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,739,141	1,731,920
Allowance	421,291	729,731
Impairment of property plant and equipment	1,693,125	1,686,095
PRC tax losses	10,696,174	9,125,871
US federal net operating loss	1,737,880	1,661,464
Total deferred tax assets	16,287,611	14,935,081
Valuation allowance	(16,287,611)	(14,935,081)
Net deferred tax asset	$—	$—

Deferred tax assets consist of future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences. As of June 30, 2025 and 2024, valuation allowances were mainly provided against deferred tax assets caused by exploration costs and net operating loss where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized due to their continuous losses.

The increase in valuation allowance for the three-month period ended June 30, 2025 is $268,713.

The decrease in valuation allowance for the three-month period ended June 30, 2024 is $42,555.

The increase in valuation allowance for the six-month period ended June 30, 2025 is $1,352,530.

The decrease in valuation allowance for the six-month period ended June 30, 2024 is $57,028.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2025 and December 31, 2024 and no amounts accrued for penalties and interest for the three and six months ended June 30, 2025 and 2024.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Three-Month Period Ended June 30, 2025	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$7,676,374	$667,411	$—	$—	$8,343,785	$—	$8,343,785
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(130,381)	(147,489)	(344,947)	(43,255)	(666,072)	(84,614)	(750,686)
Income tax benefit (expense)	—	—	—	—	—	—	—
Income (loss) from operations after income tax benefit (expense)	(130,381)	(147,489)	(344,947)	(43,255)	(666,072)	(84,614)	(750,686)
Total assets	78,553,223	46,309,626	38,761,589	890,176	164,514,614	116,959	164,631,573
Depreciation and amortization	3,250,589	643,242	67,512	32,543	3,993,886	—	3,993,886
Capital expenditures	—	—	—	—	—	—	—

Three-Month Period Ended June 30, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,859,234	$523,935	$—	$—	$2,383,169	$—	$2,383,169
Net revenue (intersegment)	—	—	—	—	—	—	—
Income(loss) from operations before income tax benefit	(4,662,586)	130,024	(339,254)	(73,773)	(4,945,589)	(201,408)	(5,146,997)
Income tax benefit (expense)	1,162,252	(33,224)	79,082	—	1,208,110	—	1,208,110
Income (loss) from operations after income tax benefit (expense)	(3,500,334)	96,800	(260,172)	(73,773)	(3,737,479)	(201,408)	(3,938,887)
Total assets	90,430,154	47,346,898	54,185,082	1,837,520	193,799,654	126,372	193,926,026
Depreciation and amortization	4,446,605	181,775	68,314	33,560	4,730,254	—	4,730,254
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2025	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$9,158,243	$789,989	$—	$—	$9,948,232	$—	$9,948,232
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax benefit (expense)	(3,501,217)	(701,551)	(703,576)	(88,099)	(4,994,443)	(366,450)	(5,360,893)
Income tax benefit (expense)	—	—	—	—	—	—	—
Loss from operations after income tax benefit (expense)	(3,501,217)	(701,551)	(703,576)	(88,099)	(4,994,443)	(366,450)	(5,360,893)
Total assets	78,553,223	46,309,626	38,761,589	890,176	164,514,614	116,959	164,631,573
Depreciation and amortization	6,508,811	1,287,919	135,175	65,505	7,997,410	—	7,997,410
Capital expenditures	—	—	—	—	—	—	—

Six-Month Period Ended June 30, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$3,005,431	$640,606	$—	$44,194	$3,690,231	$—	$3,690,231
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax benefit (expense)	(9,445,401)	54,932	(654,078)	(101,482)	(10,146,029)	(270,387)	(10,416,416)
Income tax benefit (expense)	2,360,323	(33,224)	151,071	—	2,478,170	—	2,478,170
Loss from operations after income tax benefit (expense)	(7,085,078)	21,708	(503,007)	(101,482)	(7,667,859)	(270,387)	(7,938,246)
Total assets	90,430,154	47,346,898	54,185,082	1,837,520	193,799,654	126,372	193,926,026
Depreciation and amortization	8,899,655	363,666	136,671	67,319	9,467,311	—	9,467,311
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2025	2024	2025	2024
Total segment operating Loss	$(666,072)	$(4,945,589)	$(4,994,443)	$(10,146,029)
Corporate costs	(84,614)	(201,408)	(366,450)	(270,387)
Unrealized gain on translation of intercompany balance	—	—	—	—
Loss from operations	(750,686)	(5,146,997)	(5,360,893)	(10,416,416)
Interest income, net of expense	(19,879)	9,977	(39,172)	21,207
Other Expenses,net	(3,212)	—	(3,212)	(4,003)
Loss on disposal of property, plant and equipment	—	(29,169,008)	—	(29,169,008)
Loss before taxes	$(773,777)	$(34,306,028)	$(5,403,277)	$(39,568,220)

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2025.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,132	$236	$—	$1,368	16.4%
2	Shandong Brother Technology Limited	$1,016	$230	$—	$1,246	14.9%
3	Shouguang Weidong Chemical Company Limited	$1,029	$202	$—	$1,231	14.7%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$1,032	$—	$—	$1,032	12.4%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2025.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,328	$294	$—	$1,622	16.3%
2	Shandong Brother Technology Limited	$1,209	$266	$—	$1,475	14.8%
3	Shouguang Weidong Chemical Company Limited	$1,226	$230	$—	$1,456	14.6%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$1,227	$—	$—	$1,227	12.3%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Brother Technology Limited	$192	$186	$—	$378	15.8%
2	Shandong Morui Chemical Company Limited	$221	$156	$—	$377	15.8%
3	Shouguang Weidong Chemical Company Limited	$192	$182	$—	$374	15.7%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$355	$219	$—	$574	15.5%
2	Shandong Brother Technology Limited	$325	$214	$—	$539	14.6%
3	Shouguang Weidong Chemical Company Limited	$327	$208	$—	$535	14.5%

NOTE 18 – CUSTOMER CONCENTRATION

During the six-month period ended June 30, 2025, the Company sold 65.2% of its products to its top five customers, respectively. As of June 30, 2025, amounts due from these customers were $2,207,307.

During the six-month period ended June 30, 2024, the Company sold 60% of its products to its top five customers, respectively. As of June 30, 2024, amounts due from these customers were $1,063,926.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 19 – MAJOR SUPPLIERS

During the six-month period ended June 30, 2025 the Company purchased 100% of its raw materials from its top three suppliers.  As of June 30, 2025, amounts due to those suppliers were $380,812.

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of June 30, 2025.

NOTE 21 - SUBSEQUENT EVENT

On July 3, 2025, the Company filed with the SEC a Form S-3 (Registration Statement No. 333- 168591), to register the Company's common stock, preferred stock and warrants with an aggregate offering price not to exceed $10,000,000, to be sold by us under a “shelf” registration process ("Shelf Registration"). Specific terms of such sales will be provided in the relevant prospectus supplement. Any prospectus supplements also will describe the specific manner in which these securities will be offered and may supplement, update or amend information contained in the registration Form S-3.

As of the date of this report, the registration statement on Form S-3 has not been declared effective and we have not entered into any agreement in relation to the Shelf Registration.

[Not applicable.]

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

In April 2022, Shouguang Hengde Salt Industry Co. Ltd (“SHSI”), our subsidiary, was incorporated in Shandong Province, China, for crude salt production and trading.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and six-month periods ended June 30, 2025 and 2024.

Comparison of the Three-Month Period Ended June 30, 2025 and 2024

	Three-Month Period Ended June 30, 2025	Three-Month Period Ended June 30, 2024	Percent Change Increase/ (Decrease)
Net revenue	$8,343,785	$2,383,169	250%
Cost of net revenue	(7,357,130)	(5,112,058)	44%
Gross profit (loss)	986,655	(2,728,889)	136%
Sales and marketing expenses	(14,802)	(13,633)	9%
Direct labor and factory overheads incurred during plant shutdown	(727,774)	(1,714,503)	(58%)
General and administrative expenses	(994,765)	(689,972)	44%
Loss from operations	(750,686)	(5,146,997)	(85%)
Interest income, net	(19,879)	9,977	(299%)
Other expense, net	(3,212)	—	N/A
Loss on disposal of property, plant and equipment	—	(29,169,008)	(100%)
Loss before taxes	(773,777)	(34,306,028)	(98%)
Income tax benefit	—	1,208,110	—
Net Loss	$(773,777)	$(33,097,918)	(98%)

Net Loss of $773,777 for the three-month periods ended June 30, 2025 was mainly attributable to increased General and administrative expenses.

Net Loss of $33,097,918 for the three-month periods ended June 30, 2024 was mainly attributable to decreased sales and reduced margins. The company also suffered a loss of $29,169,008 on retirement of fixed assets .

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2025 as compared to the same period in 2024:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	June 30, 2025		June 30, 2024		of Net Revenue
Segment		% of total		% of total
Bromine	$7,676,374	92%	$1,859,234	78%	313%
Crude Salt	667,411	8%	523,935	22%	27%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	8,343,785	100%	2,383,169	100%	250%
Total sales	$8,343,785	100%	$2,383,169	100%	250%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	June 30, 2025	June 30, 2024	Increase (Decrease)
Bromine	1,972	782	152%
Crude Salt	25,934	24,852	4%

Bromine segment

For the three-month periods ended June 30, 2025 and 2024, the net revenue for the bromine segment was $7,676,374 and $1,859,234, respectively. The increase of the net revenue of bromine was due to a increase in selling prices and tonnes sold of bromine in the second quarter of 2025. The sale price of bromine in the second quarter of 2025 was 64% higher than in the second quarter of 2024, and the quantity sold was 152% higher than in the second quarter of 2024.

Crude salt segment

For the three-month periods ended June 30, 2025 and 2024, the net revenue for the crude salt was $667,411 and $523,935, respectively. The increase of net revenue of crude salt was mainly due to 22% increase in average selling price of crude salt for the three-month period ended June 30, 2025.

Chemical products segment

For the three-month periods ended June 30, 2025 and 2024, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month period ended June 30, 2025 and 2024, the net revenue for the natural gas production was $0.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	June 30, 2025		June 30, 2024		Net Revenue
Segment		% of total		% of total
Bromine	$7,016,815	95%	$4,729,059	93%	48%
Crude Salt	340,315	5%	382,999	7%	(11%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$7,357,130	100%	$5,112,058	100%	44%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $7,357,130 for the three-month period ended June 30, 2025, an increase of $2,245,072 (or 44%) as compared to the same period in 2024 due to the increase of net revenue by 250% for the three-month period ended June 30, 2025 as compared to the same period in 2024 .

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2024	31,506	9%
Three-month period ended June 30, 2025	31,506	26%
Variance of the three-month period ended June 30, 2025 and 2024	—	17%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the three-month period ended June 30, 2025, the cost of net revenue for the bromine segment was $7,016,815.

For the three-month period ended June 30, 2024, the cost of net revenue for the bromine segment was $4,729,059.

Crude salt segment

For the three-month period ended June 30, 2025 the cost of net revenue for the crude salt segment was $340,315.

For the three-month period ended June 30, 2024 the cost of net revenue for the crude salt segment was $382,999.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended June 30, 2025 and 2024 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended June 30, 2025 and 2024 was $0.

Gross Profit (Loss). Gross profit was $986,655, or 115%, of net revenue for the three-month period ended June 30, 2025, representing a increase of $3,715,544, as compared to a gross loss of $2,728,889, or 115%, of net revenue for the same period in 2024.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2025		June 30, 2024		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$659,559	9%	$(2,869,825)	(154%)	123%
Crude Salt	327,096	49%	140,936	27%	132%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total Gross Profit	$986,655	12%	$(2,728,889)	(115%)	136%

Bromine segment

For the three-month period ended June 30, 2025, the gross profit margin for our bromine segment was 9%, compared to gross loss margin of 154% in the three-month period ended June 30, 2024. The increase in gross profit margin was primarily attributable to the higher average selling price of bromine of $3,892 per ton in the three-month period ended June 30, 2025 compared to $2,379 per ton in the three-month period ended June 30, 2024 and the number of sales was up 152% from the second quarter of 2024.

Crude salt segment

For the three-month period ended June 30, 2025, the gross profit margin for our crude salt segment was 49%.

For the three-month period ended June 30, 2024, the gross profit margin for our crude salt segment was 27%.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $727,774 and $1,714,503 incurred for the three-month periods ended June 30, 2025 and 2024, respectively, for the factories that have not resumed production were presented as part of the operating expenses.

General and Administrative Expenses General and administrative expenses were $994,765 for the three-month period ended June 30, 2025, representing an increase of $304,793 as compared to $689,972 for the same period in 2024.

Loss from Operations Loss from operations was $750,686 for the three-month period ended June 30, 2025, compared to loss from operations of $5,146,997 in the same period in 2024.

	Income (loss) from Operations by Segment
	Three-Month Period Ended June 30, 2025		Three-Month Period Ended June 30, 2024
Segment:		% of total		% of total
Bromine	$(130,381)	20%	$(4,662,586)	94%
Crude Salt	(147,489)	22%	130,024	(3%)
Chemical Products	(344,947)	52%	(339,254)	7%
Natural Gas	(43,255)	6%	(73,773)	2%
loss from operations before corporate costs	(666,072)	100%	(4,945,589)	100%
Corporate costs	(84,614)		(201,408)
Loss from operations	$(750,686)		$(5,146,997)

Bromine segment

Loss from operations from our bromine segment was $130,381 for the three-month period ended June 30, 2025, compared to loss from operations of $4,662,586 in the same period in 2024. This decrease was due to a 152% increase in tonnes sold and a 64% increase in average selling price.

Crude salt segment

Loss from operations from our crude salt segment was $147,489 for the three-month period ended June 30, 2025, compared to income from operations of $130,024 in the same period in 2024.

Chemical products segment

Loss from operations from our chemical products segment was $344,947 for the three-month period ended June 30, 2025, compared to loss from operations of $339,254 in the same period in 2024.

Natural gas segment

Loss from operations from our natural gas segment was $43,225 for the three -month period ended June 30, 2025, compared to a loss from operations of $73,773 in the same period in 2024.

Interest Income (Loss), Net Other loss, net of 19,879 represented bank interest income, net of finance lease interest expense for the three-month period ended June 30, 2025, a decrease of $29,856 as compared to the same period in 2024.

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

Net Income (loss) Net loss was $773,777 for the three-month period ended June 30, 2025, compared to a net loss of $33,097,918 in the same period in 2024.

Comparison of the Six-Month Period Ended June 30, 2025 and 2024

	Six-Month Period Ended June 30, 2025	Six-Month Period Ended June 30, 2024	Percent Change Increase/ (Decrease)
Net revenue	$9,948,232	$3,690,231	170%
Cost of net revenue	(8,951,400)	(7,231,903)	24%
Gross profit (loss)	996,832	(3,541,672)	(128%)
Sales and marketing expenses	(19,855)	(18,124)	10%
Direct labor and factory overheads incurred during plant shutdown	(3,953,582)	(5,449,192)	(27%)
General and administrative expenses	(2,384,288)	(1,407,428)	69%
Loss from operations	(5,360,893)	(10,416,416)	(49%)
Interest income ,net	(39,172)	21,207	(285%)
Other expense,net	(3,212)	(4,003)	(20%)
Loss on disposal of property, plant and equipment	—	(29,169,008)	(100%)
Loss before taxes	(5,403,277)	(39,568,220)	(86%)
Income tax benefit	—	2,478,170	—
Net Loss	$(5,403,277)	$(37,090,050)	(85%)

Net Loss of $5,403,277 for the six-month periods ended June 30, 2025 was mainly attributable to increased General and administrative expenses.

Net Loss of $37,090,050 for the six-month periods ended June 30, 2024 was mainly attributable to decreased sales and reduced margins. The company also suffered a loss of $29,169,008 on retirement of fixed assets .

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2025 as compared to the same period in 2024:

	Net Revenue by Segment
	Six-Month Period Ended		Six-Month Period Ended		Percent Increase
	June 30, 2025		June 30, 2024		of Net Revenue
Segment		% of total		% of total
Bromine	$9,158,243	92%	$3,005,431	81%	205%
Crude Salt	789,989	8%	640,606	18%	23%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	44,194	1%	—
Total sales	$9,948,232	100%	$3,690,231	100%	170%

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change
product sold in tonnes	June 30, 2025	June 30, 2024	Increase
Bromine (excluding volume sold to SYCI)	2,375	1,233	93%
Crude Salt	30,667	28,924	6%

Bromine segment

Net revenue from our bromine segment increased to $9,158,243 for the six-month period ended June 30, 2025 compared to $3,005,431 for the same period in 2024 due to the higher selling price of bromine and tonnes sold of bromine.

Crude salt segment

Net revenue from our crude salt segment increased to $789,989 for the six-month period ended June 30, 2025 compared $640,606 for the same period in 2024 due to the higher selling tonnes of crude salt.

Chemical products segment

For the six-month period ended June 30, 2025 and 2024, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the six-month period ended June 30, 2025 and 2024, the net revenue for the natural gas production was $0 and $44,194, respectively. The 100% decrease in revenue was primarily due to the expiration of contracts.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2025		June 30, 2024		Net Revenue
Segment		% of total		% of total
Bromine	$8,549,943	95.5%	$6,801,811	94.0%	26%
Crude Salt	401,457	4.5%	429,893	5.9%	(7%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	199	0.1%	—
Total	$8,951,400	100%	$7,231,903	100%	24%

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $8,951,400 for six-month period ended June 30, 2025, representing a $1,719,497 (or 24%) increase compared to the six-month period ended June 30, 2024. The increase in costs was mainly due to a significant increase in sales volume.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2024	31,506	4%
Six-month period ended June 30, 2025	31,506	8%
Variance of the six-month period ended June 30, 2025 and 2024	—	4%

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the six-month period ended June 30, 2025, the cost of net revenue for the bromine segment was $8,549,943.

For the six-month period ended June 30, 2024, the cost of net revenue for the bromine segment was $6,801,811.

Crude salt segment

For the six-month period ended June 30, 2025, the cost of net revenue for the crude salt segment was $401,457.

For the six-month period ended June 30, 2024, the cost of net revenue for the crude salt segment was $429,893.

Chemical products segment

Cost of net revenue for our chemical products segment for the six-month period ended June 30, 2025 and 2024 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the six-month period ended June 30, 2025 and 2024 was $0 and $199, respectively.

Gross Profit (Loss). Gross profit was $996,832, or 10%, of net revenue for six-month period ended June 30, 2025 compared to a loss of $3,541,672, or 96%, of net revenue for the same period in 2024.

	Gross Profit (Loss) by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2025		June 30, 2024		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit (Loss) Margin
Bromine	$608,300	6.7%	$(3,796,380)	(126%)	132.7%
Crude Salt	388,532	49.2%	210,713	33%	16.2%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	43,995	99.6%	—
Total Gross Profit	$996,832	10.0%	$(3,541,672)	(96.0%)	106%

Bromine segment

For the six-month period ended June 30, 2025, the gross profit margin for our bromine segment was 6.7%, compared to gross loss margin of 126% in the six-month period ended June 30, 2024. The increase in gross profit margin was primarily attributable to the higher average selling price of bromine of $3,857 per ton in the six-month period ended June 30, 2025 compared to $2,438 per ton in the six-month period ended June 30, 2024.

Crude salt segment

For the six-month period ended June 30, 2025, the gross profit margin for our crude salt segment was 49.2%.

For the six-month period ended June 30, 2024 the gross profit margin for our crude salt segment was 33%.

Chemical products segment

For the six-month period ended June 30, 2025, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement. As a result, there were no chemical products for sale for the six-month period ended June 30, 2025.

Natural gas segment

Gross profit for our natural gas segment for the six-month period ended June 30, 2025 and 2024 was $0 and $43,995 respectively.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $3,953,582 and $5,449,192 incurred for the three-month periods ended June 30, 2025 and 2024, respectively, for the factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $2,384,288 for the six-month period ended June 30, 2025, a increase of $976,860 (or 69%) as compared to $1,407,428 for the same period in 2024.

Loss from Operations. Loss from operations was $5,360,893 for the six-month period ended June 30, 2025, compared to loss from operations of $10,416,416 in the same period in 2024.

	Income(loss) from Operations by Segment
	Six-Month Period Ended June 30, 2025		Six-Month Period Ended June 30, 2024
Segment:		% of total		% of total
Bromine	$(3,501,217)	70%	$(9,445,401)	93%
Crude Salt	(701,551)	14%	54,932	(0.5%)
Chemical Products	(703,576)	14%	(654,078)	6.5%
Natural Gas	(88,099)	2%	(101,482)	1%
Loss from operations before corporate costs	(4,994,443)	100%	(10,146,029)	100%
Corporate costs	(366,450)		(270,387)
Loss from operations before taxes	$(5,360,893)		$(10,416,416)

Bromine segment

Loss from operations from our bromine segment was $3,501,217 for the six-month period ended June 30, 2025, compared to an loss from operations of $9,445,401 in the same period in 2024. This decrease was due to a 93% increase in tonnes sold and a 58% increase in average selling price.

Crude salt segment

Loss from operations from our crude salt segment was $701,551 for the six-month period ended June 30, 2025, compared to an income from operations of $54,932 in the same period in 2024. The increase in operating losses was mainly due to the depreciation resulting from the new acquisition of crude salt assets in 2024.

Chemical products segment

Loss from operations from our chemical products segment was $703,576 for the six-month period ended June 30, 2025, compared to a loss from operations of $654,078 in the same period in 2024.

Natural gas segment

Loss from operations from our natural gas segment was $88,099 for the six-month period ended June 30, 2025, compared to a loss from operations of $101,482 in the same period in 2024.

Interest Income (Loss), Net. Other loss, net of $39,172 represented bank interest income, net of finance lease interest expense for the six -month period ended June 30, 2025, a decrease of $60,374 as compared to the same period in 2024.

Net Income (Loss). Net loss was $5,403,277 for the six-month period ended June 30, 2025, compared to a net loss of $37,090,050 in the same period in 2024.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, cash and cash equivalents were $7,736,081 as compared to $10,075,162 as of December 31, 2024. The components of this decrease of $2,339,081 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2025	2024
Net cash used in provided by operating activities	$(2,139,435)	$(812,141)
Net cash provided by (used in) investing activities	—	(60,526,213)
Net cash used in financing activities	(260,997)	(264,094)
Effects of exchange rate changes on cash and cash equivalents	61,351	(253,907)
Net increase (decrease) in cash and cash equivalents	$2,339,081	$61,856,355

For the six-month period ended June 30, 2025, we met our working capital and capital investment requirements by using cash on hand.

Net Cash used in Operating Activities

During the six-month period ended June 30, 2025, cash flow used in operating activities of approximately $2.14 million was mainly due to a net loss of $5.4 million, a decrease in accounts receivable of $2.58 million, and offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $8 million, adecreases in prepayment and deposits of $2.33 million.

During the six-month period ended June 30, 2024, cash flow used in operating activities of approximately $0.8 million was mainly due to a net loss of $37.09 million, offset by depreciation and amortization expenses of $9.47 million and loss on disposal of equipment of $29.17 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
		% of total		% of total
Aged 1-30 days	$3,150,850	100%	$419,581	74%
Aged 31-60 days	—	—	144,942	26%
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$3,150,850	100%	$564,523	100%

The overall accounts receivable balance as of June 30, 2025 increased by $2,586,327, as compared to those of December 31, 2024. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	June 30, 2025		December 31, 2024
		% of total		% of total
Raw materials	$37,545	7%	$10,610	3%
Finished goods	477,468	93%	304,761	97%
Total	$515,013	100%	$315,371	100%

The net inventory level as of June 30, 2025 increased by $199,642 (or 63%), as compared to the net inventory level as of December 31, 2024. The increase in inventory is due to the growth in current sales volume.

Raw materials increased by $26,935 as of June 30, 2025 as compared to December 31, 2024.

Our finished goods increased by $172,707 as of June 30, 2025 as compared to December 31, 2024.

Net Cash Used in Investing Activities

During the six-month period ending on June 30, 2025, we spent approximately $0.

During the six months ended June 30, 2024, we used approximately $60.5 million to acquire property, plant and equipment, which primarily included the cost of bromine wells and the installation of high and low voltage lines for these bromine wells, as well as the purchase of salt plants.

Net Cash Used in Financing Activities.

For the six-month period ended June 30, 2025 and 2024, we used $0.3 million to fulfil finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $7.74 million at June 30, 2025, all which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at June 30, 2025 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements.

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, inventories and allowance for obsolescence, assets retirement obligation, property, plant and equipment, recoverability of long-lived assets, mineral rights, leases, revenue recognition, income taxes, and loss contingencies. These policies and estimates are described in the Company’s Form 10-Q for the six months ended June 30, 2025.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: August 13, 2025	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: August 13, 2025	By:	/s/ Min Li
Min Li
Chief Financial Officer