Form 10-Q
period 2025-09-30
GULF RESOURCES, INC.
filed 2025-11-19
CIK 885462

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of November 18, 2025, the registrant had outstanding 1,382,114 shares of common stock, excluding 28,583 shares of treasury stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(UNAUDITED)

	September 30, 2025 Unaudited	December 31, 2024 Audited
Current Assets
Cash	$5,820,083	$10,075,162
Accounts receivable ,net	3,422,564	564,523
Inventories, net	482,712	315,371
Prepayments and deposits	5,916,171	6,376,656
Amount due from related parties	25,333	25,040
Other receivable	2,222	94,074
Total Current Assets	15,669,085	17,450,826
Non-Current Assets
Property, plant and equipment, net	109,911,438	136,143,177
Finance lease right-of use assets	73,959	76,868
Operating lease right-of-use assets	5,847,348	6,169,855
Prepaid land leases, net of current portion	405,717	9,615,269
Deferred tax assets ,net	—	—
Total non-current assets	116,238,462	152,005,169
Total Assets	$131,907,547	$169,455,995

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$12,183,011	$14,323,458
Accrued liabilities	968,113	—
Taxes payable-current	635,558	113,999
Amount due to related parties	2,597,963	2,584,808
Finance lease liability, current portion	208,212	217,743
Operating lease liabilities, current portion	518,214	491,850
Total Current Liabilities	17,111,071	17,731,858
Non-Current Liabilities
Finance lease liability, net of current portion	898,504	1,075,865
Operating lease liabilities, net of current portion	6,436,276	6,941,602
Total Non-Current Liabilities	7,334,780	8,017,467
Total Liabilities	$24,445,851	$25,749,325

Commitment and Loss Contingencies	$—	$—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,382,114 and 1,120,145 shares issued; and 1,353,531 and 1,091,562 shares outstanding as of September 30, 2025 and December 31, 2024, respectively (1)	691	560
Treasury stock; 28,583 shares as of September 30, 2025 and December 31, 2024 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	105,192,535	101,712,325
Share to be issued	—	194,700
Retained earnings unappropriated	(3,708,985)	37,358,804
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(19,316,969)	(20,854,143)
Total Stockholders’ Equity	107,461,696	143,706,670
Total Liabilities and Stockholders’ Equity	$131,907,547	$169,455,995

(1) The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended September 30,		Nine -Month Period Ended September 30,
	2025	2024	2025	2024

NET REVENUE	$9,044,581	$2,242,365	$18,992,813	$5,932,596

OPERATING COSTS AND EXPENSES
Cost of net revenue	(7,996,785)	(4,071,616)	(16,948,185)	(11,303,519)
Sales and marketing expenses	(16,013)	(13,484)	(35,868)	(31,608)
Direct labor and factory overheads incurred during plant shutdown	(580,178)	(1,736,345)	(4,533,760)	(7,185,537)
General and administrative expenses	(785,533)	(1,002,529)	(3,169,821)	(2,409,957)
TOTAL OPERATING COSTS AND EXPENSE	(9,378,509)	(6,823,974)	(24,687,634)	(20,930,621)

LOSS FROM OPERATIONS	(333,928)	(4,581,609)	(5,694,821)	(14,998,025)

OTHER INCOME (EXPENSE)
Interest expense	(18,184)	(21,191)	(61,580)	(70,835)
Interest income	978	6,220	5,202	77,071
Other expense, net	(3,521,613)	—	(3,524,825)	(4,003)
Loss on disposal of long-lived assets	(2,008,853)	—	(2,008,853)	(29,169,008)
Impairment of long-lived assets	(29,782,912)	—	(29,782,912)	—
LOSS BEFORE TAXES	(35,664,512)	(4,596,580)	(41,067,789)	(44,164,800)

INCOME TAX BENEFIT (EXPENSE)	—	1,103,697	—	3,581,867
NET LOSS	$(35,664,512)	$(3,492,883)	$(41,067,789)	$(40,582,933)

COMPREHENSIVE LOSS
NET LOSS	$(35,664,512)	$(3,492,883)	$(41,067,789)	$(40,582,933)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	911,383	3,102,876	1,537,174	1,859,755
TOTAL COMPREHENSIVE LOSS	$(34,753,129)	$(390,007)	$(39,530,615)	$(38,723,178)

BASIC AND DILUTED LOSS PER SHARE(1):	$(26.35)	$(3.20)	$(31.62)	$(37.18)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES(1):	1,353,532	1,091,562	1,298,766	1,091,562

(1) The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2025
(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued(1)	outstanding(1)	stock(1)	Amount(1)	stock(1)	capital(1)	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2025 (Unaudited)	1,382,114	1,353,531	28,583	691	(1,372,673)	105,192,535	$31,955,527	$26,667,097	$(20,228,352)	$142,214,825
Translation adjustment	—	—	—	—	—	—	—	—	911,383	911,383
Net loss for three-month period ended September 30, 2025	—	—	—	—	—	—	(35,664,512)	—	—	(35,664,512)
BALANCE AT SEPTEMBER 30, 2025 (Unaudited)	1,382,114	1,353,531	28,583	691	(1,372,673)	105,192,535	$(3,708,985)	$26,667,097	$(19,316,969)	$107,461,696

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued(1)	outstanding(1)	stock(1)	Amount(1)	stock(1)	capital(1)	unappropriated	appropriated	Income(loss)	Total

BALANCE AT JUNE 30, 2024 (Unaudited)	1,120,145	1,091,562	28,583	560	(1,372,673)	101,712,325	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125
Translation adjustment	—	—	—	—	—	—	—	—	3,102,876	3,102,876
Net income for three-month period ended September 30, 2024	—	—	—	—	—	—	(3,492,883)	—	—	(3,492,883)
BALANCE AT SEPTEMBER 30, 2024 (Unaudited)	1,120,145	1,091,562	28,583	560	(1,372,673)	101,712,325	$55,711,323	$26,667,097	$(16,193,514)	$166,525,118

	Common stock									Accumulated
	Number	Number	Number				Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Share to be	paid-in	earnings	earnings	comprehensive
	issued(1)	outstanding(1)	stock(1)	Amount(1)	stock(1)	issued(1)	capital(1)	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2024 (Audited)	1,120,145	1,091,562	28,583	560	(1,372,673)	194,700	101,712,325	$37,358,804	$26,667,097	$(20,854,143)	$143,706,670
Restricted shares issued for services	56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of Assets	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	—	—	—	—	—	—	—	—	—	1,537,174	1,537,174
Net loss for nine-month period ended September 30, 2025	—	—	—	—	—	—	—	(41,067,789)	—	—	(41,067,789)
BALANCE AT September 30, 2025(Unaudited)	1,382,114	1,353,531	28,583	691	(1,372,673)	—	105,192,535	$(3,708,985)	$26,667,097	$(19,316,969)	$107,461,696

	Common stock								Accumulated
	Number	Number	Number			Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	issued(1)	outstanding(1)	stock(1)	Amount(1)	stock(1)	capital(1)	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2023 (Audited)	1,120,145	1,091,562	28,583	560	(1,372,673)	101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Translation adjustment	—	—	—	—	—	—	—	—	1,859,755	1,859,755
Net loss for nine-month period ended September 30, 2024	—	—	—	—	—	—	(40,582,933)	—	—	(40,582,933)
BALANCE AT SEPTEMBER 30, 2024(Unaudited)	1,120,145	1,091,562	28,583	560	(1,372,673)	101,712,325	$55,711,323	$26,667,097	$(16,193,514)	$166,525,118

(1) The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(41,067,789)	$(40,582,933)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization on capital lease	61,580	70,835
Depreciation and amortization	11,749,130	14,037,554
Deferred tax asset	—	(3,615,091)
Amortization of right-of-use asset	654,450	659,509
Stock-based compensation expense	196,100	—
Loss on disposal of long-lived assets	2,008,853	29,169,008
Impairment of long-lived assets	29,782,912	—
Accrued Liabilities	3,521,613	—
Changes in assets and liabilities:
Accounts receivable	(2,827,988)	3,677,653
Inventories	(162,301)	153,371
Prepayments and deposits	530,803	171,305
Advance from customers	—	(42,545)
Other receivables	91,867	(86,423)
Accounts and Other payable and accrued expenses	343,741	(2,685,766)
Amount due to related Parties	—	—
Taxes payable	515,947	(330,299)
Operating lease	(824,305)	(889,641)
Net cash provided by (used in) operating activities	4,574,613	(293,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,673,384)	(60,526,213)
Net cash used in investing activities	(8,673,384)	(60,526,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(260,997)	(264,094)
Net cash used in financing activities	(260,997)	(264,094)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	104,689	97,369
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,255,079)	(60,986,401)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,075,162	72,223,894
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,820,083	$11,237,493

	Periods Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the nine-month period ended September 30, 2025 for:
Paid for taxes	$1,662,154	$1,013,382
Interest on finance lease obligation	$61,580	$70,835
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The company assesses its liquidity by monitoring cash and cash equivalents, as well as operating and capital expenditure commitments. As of September 30, 2025, the Company had current assets of $15.67 million and current liabilities of $17.11 million. As a result, the deficit was $1.44 million, and it has suffered losses for the nine months ended by September 30, 2025. If it is unable to raise additional funds, it may need to take measures such as cutting administrative and operational cost and save funds.

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

The Company believes the relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payment and deposit for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases and property, plant and equipment in the consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Company does not believe the delay in opening the factory will materially impact the overall cost of the project.

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

(g)           Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited, Bank of China Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $5,820,083 and $10,075,162 with these institutions as of September 30, 2025 and December 31, 2024, respectively.  The Company has not experienced any losses in such accounts in the PRC.

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

SEPTEMBER 30, 2025

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

(i)           Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of loss on an accrual basis when they are due. The Company’s contributions totaled $121,872 and $99,035 for the three-month period ended September 30, 2025 and 2024, respectively, and totaled $418,457 and $322,448 for the nine-month period ended September 30, 2025 and 2024, respectively.

(j)           Revenue Recognition

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Revenue from contracts with customers is disaggregated in Note 18.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

For the three-month and nine-month periods ending September 30, 2025, the impairment of the company's long-term assets was $29,782,912. For the three-month and nine-month periods ending September 30, 2024, there was no impairment of the company's long-term assets.

(l)           Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the nine-month periods ended September 30, 2025 and 2024, respectively.

Because the Company reported a net loss for the nine-month periods ended September 30, 2025 and 2024, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

(o)       Inventories.

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

(t)        New Accounting Pronouncements

Recent accounting pronouncements adopted

There were no recent accounting pronouncements adopted during the nine months ended September 30, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no recently issued accounting pronouncements not yet adopted during the nine months ended September 30, 2025.

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of September 30, 2025 and 2024.

The Company determines the fair value with the help from independent third party professional valuation specialists, and the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There are Base land price coefficient correction method and market comparison method for Prepaid land leases, and cost method for Property, Plant and equipment are used in the valuation, which are all classified in Level 3 of the valuation hierarchy.

The following table presents the Company’s assets measured at fair value on a non-recurring basis for the years ended September 30, 2025:

			Fair Value Measurements at Reporting Date Using
	Description	Fair Value as of September 30,2025 US$	Quoted Prices in Active Markets for Identical Assets (Level 1) US$	Significant Other Observable Inputs (Level 2) US$	Significant Unobservable Inputs (Level 3) US$	Total Gain(Loss) for the Year Ended September 30,2025 US$
As of September 30, 2025	Prepaid land leases	2,297,061	—	—	2,297,061	6,991,921
As of September 30, 2025	Property, Plant and equipment	2,283,831	—	—	2,283,831	22,790,991

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable net consist of:

	September 30, 2025	December 31, 2024

Accounts receivable	$3,452,624	$594,234
Allowance for doubtful debt	(30,060)	(29,711)
	$3,422,564	$564,523

The overall accounts receivable balance as of September 30, 2025 increased by $2,858,041, as compared to those of December 31, 2024. The increase was due to the rise in sales. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	September 30, 2025	December 31, 2024

Raw materials	$30,870	$10,610
Finished goods	451,842	1,545,521
Less: impairment	—	(1,240,760)
Inventory, net	$482,712	$315,371

The Company recorded impairment charges for slow moving inventory in the amounts of nil and $989,035 for the years ended September 30, 2025 and December 31, 2024.

NOTE 4 – PREPAYMENTS AND DEPOSITS, NET

Prepayments and deposits consisted of the following:

	September 30, 2025	December 31, 2024
Prepayments and deposits	$7,583,940	$8,025,110
Provision for impairment	(1,667,769)	(1,648,454)
	$5,916,171	$6,376,656

As of September 30, 2025, the total amount of advance payments and deposits recorded by the company, net of impairment provisions was $5,916,171.

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

In December 2017, the Company paid a one lump sum upfront amount of $ 8,883,165 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory under construction. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of September 30 2025 and December 31, 2024. As of September 30, 2025, the prepaid land lease increased to $9,242,933 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is completed and placed in service.

The above leased-land had done the impairment of $6,991,921 based on the independent third party evaluation report , and further been auctioned by the court due to the compulsory execution related to litigation. Please see note 16 for more details.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2025	December 31, 2024
At cost:
Mineral rights	$2,714,318	$2,682,882
Buildings	76,562,769	68,476,868
Plant and machinery	123,824,882	143,839,420
Furniture, fixtures and office equipment	1,451,905	1,435,090
Motor vehicles	125,670	124,215
Construction in process	—	10,155,642
Total	204,679,544	226,714,117
Less: Accumulated depreciation and amortization	(94,768,106)	(83,826,560)
Impairment	—	(6,744,380)
Net book value	$109,911,438	$136,143,177

The Company has certain buildings and salt pans erected on parcels of land located in Shouguang, PRC, and such parcels of land are collectively owned by local townships or the government authority. The Company has not been able to obtain property ownership certificates over these buildings and salt pans. The aggregate carrying values of these properties situated on parcels of the land are $57,674,442 and $50,219,026 as at September 30, 2025 and December 31, 2024, respectively. The increase in this amount is mainly due to the renovation project of crude salt pans.

During the three-month period ended September 30, 2025, depreciation and amortization expense totaled $3,747,191 ,of which $353,924, $193,767 and $3,199,500 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the nine-month period ended September 30, 2025,depreciation and amortization expense totaled $11,735,615 of which $3,253,978, $1,174,875 and $7,306,762 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

During the three-month period ended September 30, 2024, depreciation and amortization expense totaled $4,522,525, of which $1,211,694, $203,244 and $3,107,587 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue. During the nine-month period ended September 30, 2024,depreciation and amortization expense totaled $13,980,751 of which $5,601,791, $605,945 and $7,773,015 were recorded in direct labor and factory overheads incurred during plant shutdown, administrative expenses and cost of net revenue.

The company had done the impairment of $22,790,991 for these assets based on the independent third party evaluation report, and further been auctioned by the court due to the compulsory execution related to litigation. Please see note 16 for more details.

For those acquired crude salt assets bought back in year 2024. The company carried out and completed an update and renovation on them during year 2025, with a total cost of $8,673,384.

NOTE 7 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	September 30, 2025	December 31, 2024
At cost:
Buildings	$210,916	$208,473
Total	210,916	208,473
Less: Accumulated depreciation and amortization	(136,957)	(131,605)
Net book value	$73,959	$76,868

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships.  The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and nine months period ended September 30, 2025, depreciation and amortization expense totaled $1,266 and $3,778, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

During the three and nine months period ended September 30, 2024, depreciation and amortization expense totaled $1,268 and $3,808, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 8 – OPERATING LEASE RIGHT–OF USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.95 square kilometers with an aggregate operating lease right-of-use assets amount of $6,980,537 as at September 30, 2025.

As of September 30, 2025, the total operating lease ROU assets was $5,847,348.

The total operating lease cost for the nine-month period ended September 30, 2025 and 2024 was $654,450 and $659,509.

NOTE 9 –PAYABLE AND ACCRUED EXPENSES

Payables and accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$379,806	$30,003
Salary payable	292,402	323,655
Social security insurance contribution payable	289,019	169,858
Accrued expense for construction	5,372,260	5,310,040
Accrued expense-others	5,849,524	8,489,902
Total	$12,183,011	$14,323,458

Accrued expense-others mainly include the purchase of the unpaid portion of salt Pans of $4,788,641, and others.

NOTE 10– RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the former chairman of the board of directors of the Company, had a 99% equity interest in the Seller. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $86,911 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the three and nine months ended September 30, 2025 was approximately $21,877 and $65,300. The expense associated with this agreement for the three and nine months ended September 30, 2024 was approximately $22,258 and $66,125.

NOTE 10 – RELATED PARTY TRANSACTIONS – Continued

a)	Related parties

Name of related parties	Position
Yang Ming	Former Chairman Of the Board
Liu Xiaobin	Chief Executive Officer and Chairman of the Board
Li Min	Chief Financial Officer
Miao Naihui	Chief Operating Officer,Director
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	September 30,	December 31,
	2025	2024
Amount due to related parties:
Yang Ming	$415,158	$410,350
Liu Xiaobin	887,214	887,214
Li Min	655,240	636,264
Miao Naihui	640,351	650,980
Total	$2,597,963	$2,584,808

c)

	September 30, 2025	December 31, 2024
Due from related party:
Chengdu Dianjinshi Culture media Co., LTD	$25,333	$25,040
Total	$25,333	$25,040

NOTE 11– TAXES PAYABLE

	September 30,	December 31,
	2025	2024
Land use tax payable	$36,663	19,318
Value added tax and other taxes payable	598,895	94,681
Total	$635,558	$113,999

NOTE 12 –LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	Imputed	September 30,	December 31,
	Interest rate	2025	2024
Total finance lease liability	6.7%	$1,106,716	$1,293,608
Less: Current portion		(208,212)	(217,743)
Finance lease liability, net of current portion		$898,504	$1,075,865

Interest expenses from finance lease obligations amounted to $18,184 and $21,191 for the three-month period ended September 30, 2025 and 2024, respectively, which were charged to the condensed consolidated statement of income (loss). Interest expenses from finance lease obligations amounted to $61,580 and $70,835 for the nine-month period ended September 30, 2025 and 2024, respectively, which were charged to the condensed consolidated statement of income (loss).

The components of operating lease liabilities as follows:

		September 30,	December 31,
	Discount rate	2025	2024
Total Operating lease liabilities	4.89%	$6,954,490	$7,433,452
Less: Current portion		(518,214)	(491,850)
Operating lease liabilities, net of current portion		$6,436,276	$6,941,602

The weighted average remaining operating lease term at September 30, 2025 was 17 years and the weighted average discounts rate was 4.89%. Lease payments for the three-month period ended September 30, 2025 and 2024, respectively, were $79,507 and $66,387. Lease payments for the nine-month period ended September 30, 2025 and 2024, respectively, were $824,305 and $823,608.

Maturities of lease liabilities were as follows:

	Financial lease	Operating Lease
Payable within:
the next 12 months	$264,169	$835,363
the next 13 to 24 months	264,169	843,018
the next 25 to 36 months	264,169	847,583
the next 37 to 48 months	264,169	855,754
the next 49 to 60 months	264,169	860,686
thereafter	—	7,516,688
Total	1,320,845	11,759,092
Less: Amount representing interest	(214,129)	(4,804,602)
Present value of net minimum lease payments	$1,106,716	$6,954,490

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 ––EQUITY

Reverse Stock Split and Authorized Shares

On October 27, 2025, the Company completed a 1-for-10 reverse stock split of the company’s common stock, such that for each ten shares outstanding prior to the stock split there was one share outstanding after the reverse stock split. All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.

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

During the nine months ended September 30, 2025, the Company granted in the aggregate, 265,000 restricted shares of common stock on March 21, 2025 to a consultant, the company's directors, officers and an employee as compensation for services rendered for the current year. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $196,100 which was expensed in full during the nine months period ended September 30, 2025.

Retained Earnings – Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Common Reserve Funds

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As at September 30, 2025 GULF RESOURCES 'statutory provident fund stood at $26.67 million.

NOTE 14 – TREASURY STOCK

As of September 30, 2025 and December 31, 2024, the number of treasury stock of the Company was 28,583 and 28,583, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2019 Omnibus Equity Incentive Plan adopted and approved in 2019 (“2019 Plan”), awards under the 2019 Plan is limited in the aggregate to 2,068,398 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”). Upon adoption and approval of the 2019 Plan, the 2007 Plan was frozen, no new awards will be granted under the 2007 Plan, and outstanding awards under the 2007 Plan will continue to be governed by the terms and condition of the 2007 Plan and applicable award agreement. As of September 30, 2025, the number of shares of the Company’s common stock available for grant of awards under the 2019 Plan was 1,801 shares.

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

For the three and nine months ended September 30, 2025 and 2024, total compensation costs for options issued recorded in the consolidated statement of loss were $0. There were no related tax benefits as a full valuation allowance was recorded in the three and nine months ended September 30, 2025 and 2024.

 The following table summarizes all Company stock option transactions between January 1, 2025 and September 30, 2025.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2025	—	$—	—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, September 30, 2025	—	$—	—

Stock Options and Warrants Outstanding and Exercisable
Weighted Average
Remaining
	Outstanding at September 30, 2025	Range of Exercise Prices	Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding at September 30, 2025 are fully vested. As of September 30, 2025 there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2025 was $0.

During the three and nine months ended September 30, 2025 and 2024, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – ACCRUED LIABILITIES

On September 18, 2023, Shandong Shouguang Vegetable Industry Group Co., Ltd. and Shandong Shouguang Vegetable Seed Group Co., Ltd. entered into loan agreements with Shandong Deepin City Emergency Loan Fund Co., Ltd.. A total of nine companies and individuals providing guarantee to these loans, including SCHC and SYCI. As of July 2024, Shangdong Shouguang Vegetable Industry Group Co., Ltd. and Shandong Shouguang Vegetable Seed Group Co., Ltd. owed a principal of $2,104,050 and RMB $1,402,700 to Shandong Deepin City Emergency Loan Fund Co., Ltd., respectively.

Mediated by the Local Arbitration Commission and documented in mediation documents No. 1358 and 1357, Shandong Shouguang Vegetable Industry Group Co., Ltd. and Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. were to repay $2,104,050 and $1,402,700 to Shandong Deepin City Emergency Loan Fund Co., Ltd. before May 8, 2024, respectively. In addition, they were required to pay interests every ten days starting from January 1, 2024. SCHC and SYCI are jointly and severally liable for both the principal and interests.

Shandong Deepin City Emergency Loan Fund Co., Ltd. sought court action as Shandong Shouguang Vegetable Industry Group Co., Ltd. and Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. were unable to pay principal before deadline or interests as scheduled. Pursuant to court orders (2024) Lu 07 Exec 640 and (2024) Lu 07 Exec 641, SCHC and SYCI, as guarantors, are required to repay the principal and interests. The Shandong Weifang Intermediate People's Court ruled to auction the land at Xiangjiang road, Yangkou town, Shouguang City and the attached properties on it, and the auction proceeds would be used to repay Shandong Deepin City Emergency Loan Fund Co., Ltd.

The court engaged a third-party valuer for evaluation of the land at Xiangjiang road, Yangkou town ,Shouguang city and its attached properties. The valuation report returned a fair value of $4,580,892. The Company recognized an impairment loss of $29,782,912 accordingly.

The court imposed a forced auction of the land and its attached properties in July, 2025 however the auction was filed. A second auction was held on August 15, 2025. The land and its attached properties were sold at $2,556,733. As the selling price was lower than the fair value, the Company recognized a loss on disposal of long-term assets of $2,008,853.

As of September 30, 2025, as SCHC and SYCI were liable for a sum of principal and interests of $3,521,613, net of auction proceeds, the Company recognized accrued liabilities of $968,113 accordingly.

NOTE 17 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)          United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month and nine-month periods ended September 30, 2025 and 2024, and management believes that its earnings are permanently invested in the PRC.

(b)           British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month and nine-month periods ended September 30, 2025 and 2024.

(c)           Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income tax has been made as it has no taxable income for the three-month and nine-month periods ended September 30, 2025 and 2024.  The applicable statutory tax rates for the three-month and nine-month periods ended September 30, 2025 and 2024 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 will be exempted from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at 10% effective tax rate.

As of September 30, 2025 and December 31, 2024, the accumulated distributable earnings under the Generally Accepted Accounting Principles (GAAP”) of PRC that are subject to WHT are $12,985,585 and $40,524,183, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2025 and December 31, 2024, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of September 30, 2025 and December 31, 2024, the unrecognized WHT are $0 and $1,078,743, respectively.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2025	2024	2025	2024
Current taxes – PRC	$—	$—	$—	$(33,224)
Deferred tax – PRC entities	—	1,103,697	—	3,615,091
Total Income tax (expenses) benefits	$—	$1,103,697	$—	$3,581,867

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,752,213	1,731,920
Allowance	424,457	729,731
Impairment of long-lived assets	—	1,686,095
PRC tax losses	21,243,924	9,125,871
Accrued liabilities	242,028	—
US federal net operating loss	1,763,850	1,661,464
Total deferred tax assets	25,426,472	14,935,081
Valuation allowance	(25,426,472)	(14,935,081)
Net deferred tax asset	$—	$—

Deferred tax assets consist of future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences. As of September 30, 2025 and 2024, valuation allowances were mainly provided against deferred tax assets caused by exploration costs and net operating loss where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized due to their continuous losses.

The increase in valuation allowance for the three-month period ended September 30, 2025 is $9,138,862.

The decrease in valuation allowance for the three-month period ended September 30, 2024 is $14,209.

The increase in valuation allowance for the nine-month period ended September 30, 2025 is $10,491,391.

The decrease in valuation allowance for the nine-month period ended September 30, 2024 is $71,237.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of September 30, 2025 and December 31, 2024 and no amounts accrued for penalties and interest for the three and nine months ended September 30, 2025 and 2024.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 18 – BUSINESS SEGMENTS

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

Three-Month Period Ended September 30, 2025	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$8,052,331	$992,250	$—	$—	$9,044,581	$—	$9,044,581
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit	(274,496)	453,824	(352,371)	(39,781)	(212,824)	(121,104)	(333,928)
Income tax benefit (expense)	—	—	—	—	—	—	—
Loss from operations after income tax benefit (expense)	(274,496)	453,824	(352,371)	(39,781)	(212,824)	(121,104)	(333,928)
Total assets	74,250,761	52,514,527	4,276,746	859,069	131,901,103	6,444	131,907,547
Depreciation and amortization	3,279,111	377,279	64,302	31,028	3,751,720	—	3,751,720
Capital expenditures	—	8,673,384	—	—	8,673,384	—	8,673,384

Three-Month Period Ended September 30, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,571,313	$654,039	$—	$17,013	$2,242,365	$—	$2,242,365
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit	(4,029,999)	(102,657)	(339,038)	(39,072)	(4,510,766)	(70,843)	(4,581,609)
Income tax benefit (expense)	1,001,067	18,020	84,610	—	1,103,697	—	1,103,697
Loss from operations after income tax benefit (expense)	(3,028,932)	(84,637)	(254,428)	(39,072)	(3,407,069)	(70,843)	(3,477,912)
Total assets	89,030,860	48,060,437	54,871,374	1,812,636	193,775,307	109,987	193,885,294
Depreciation and amortization	3,818,547	649,997	68,221	33,478	4,570,243	—	4,570,243
Capital expenditures	—	—	—	—	—	—	—

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 18 – BUSINESS SEGMENTS – Continued

Nine-Month Period Ended September 30, 2025	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$17,210,574	$1,782,239	$—	$—	$18,992,813	$—	$18,992,813
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit	(3,775,713)	(247,727)	(1,055,947)	(127,880)	(5,207,267)	(487,554)	(5,694,821)
Income tax benefit (expense)	—	—	—	—	—	—	—
Loss from operations after income tax benefit (expense)	(3,775,713)	(247,727)	(1,055,947)	(127,880)	(5,207,267)	(487,554)	(5,694,821)
Total assets	74,250,761	52,514,527	4,276,746	859,069	131,901,103	6,444	131,907,547
Depreciation and amortization	9,787,922	1,665,198	199,478	96,532	11,749,130	—	11,749,130
Capital expenditures	—	8,673,384	—	—	8,673,384	—	8,673,384

Nine-Month Period Ended September 30, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$4,576,744	$1,294,645	$—	$61,207	$5,932,596	$—	$5,932,596
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit	(13,475,400)	(47,725)	(993,116)	(140,554)	(14,656,795)	(341,230)	(14,998,025)
Income tax benefit (expense)	3,361,390	(15,204)	235,681	—	3,581,867	—	3,581,867
Loss from operations after income tax benefit (expense)	(10,114,010)	(62,929)	(757,435)	(140,554)	(11,074,928)	(341,230)	(11,416,158)
Total assets	89,030,860	48,060,437	54,871,374	1,812,636	193,775,307	109,987	193,885,294
Depreciation and amortization	12,718,202	1,013,663	204,892	100,797	14,037,554	—	14,037,554
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

 (Expressed in U.S. dollars)

(UNAUDITED)

NOTE 18 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Reconciliations	2025	2024	2025	2024
Total segment operating Loss	$(212,824)	$(4,510,766)	$(5,207,267)	$(14,656,795)
Corporate costs	(121,104)	(70,843)	(487,554)	(341,230)
Loss from operations	(333,928)	(4,581,609)	(5,694,821)	(14,998,025)
Interest income, net of expense	(17,206)	(14,971)	(56,378)	6,236
Other expense, net	(3,521,613)	—	(3,524,825)	(4,003)
Loss on disposal of long-lived assets	(2,008,853)	—	(2,008,853)	(29,169,008)
Impairment of long-lived assets	(29,782,912)	—	(29,782,912)	—
Loss before taxes	$(35,664,512)	$(4,596,580)	$(41,067,789)	$(44,164,800)

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2025.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Brother Technology Limited	$1,160	$445	$—	$1,605	17.8%
2	Shandong Morui Chemical Company Limited	$1,158	$313	$—	$1,471	16.3%
3	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$1,350	$—	$—	$1,350	14.9%
4	Shouguang Weidong Chemical Company Limited	$962	$233	$—	$1,195	13.2%
5	Shandong Xurui New Materials Company Limited	$925	$—	$—	$925	10.2%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2025.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$2,487	$607	$—	$3,094	16.3%
2	Shandong Brother Technology Limited	$2,369	$712	$—	$3,081	16.2%
3	Shouguang Weidong Chemical Company Limited	$2,187	$464	$—	$2,651	14.0%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$2,577	$—	$—	$2,577	13.6%

The following table shows the major customer(s) (10% or more) for the three-month period ended September 30, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$188	$243	$—	$431	19.2%
2	Shandong Brother Technology Limited	$190	$233	$—	$423	18.9%
3	Shouguang Weidong Chemical Company Limited	$189	$178	$—	$367	16.4%

The following table shows the major customer(s) (10% or more) for the nine-month period ended September 30, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$543	$462	$—	$1,005	16.9%
2	Shandong Brother Technology Limited	$515	$447	$—	$962	16.2%
3	Shouguang Weidong Chemical Company Limited	$516	$386	$—	$902	15.2%

NOTE 19– CUSTOMER CONCENTRATION

During the nine-month period ended September 30, 2025, the Company sold 67.7% of its products to its top five customers. As of September 30, 2025, amounts due from these customers were $2,579,855.

During the nine-month period ended September 30, 2024, the Company sold 62.9% of its products to its top five customers. As of September 30, 2024, amounts due from these customers were $948,003.

NOTE 20– MAJOR SUPPLIERS

During the nine-month period ended September 30, 2025 the Company purchased 100% of its raw materials from its top four suppliers.  As of September 30, 2025, amounts due to those suppliers were $379,806.

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of September 30, 2025.

NOTE 22 - SUBSEQUENT EVENT

As previously disclosed, at the 2025 Annual Meeting of Stockholders of the Company held on September 9, 2025, the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors (the “Board”) to amend the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a reverse stock split of the outstanding shares of the Company’s common stock, par value $0.0005 (“Common Stock”) at a reverse split ratio of between 1-for-2 and 1-for-10 as determined by the Board.

On October 10, 2025, pursuant to the authority granted by the Company’s stockholders, the Board effectuated and approved a one-for-ten (1:10) reverse stock split ratio (the “Reverse Stock Split”) of the Common Stock. The Reverse Stock Split became effective at 12:01 am Eastern Time on October 27, 2025 (the “Effective Time”). When the Reverse Stock Split became effective, every ten (10) shares of the Company’s issued and outstanding Common Stock immediately prior to the Effective Time automatically be reclassified into one (1) share of Common Stock, without any change in the par value per share. The Reverse Stock Split reduced the number of issued and outstanding shares of Common stock from approximately 13.3 million to approximately 1.3 million. The Reverse Stock Split did not change the total number of authorized shares of Common Stock.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise be entitled to receive a fractional share in connection with the Reverse Stock Split received one full share of the post-reverse stock split Common Stock in lieu of such fractional share.

Commencing on October 27, 2025, trading of the Company’s Common Stock continues The Nasdaq Capital Market on a Reverse Stock Split-adjusted basis. The new CUSIP number for the Company’s Common Stock following the Reverse Stock Split is 40251W507.

On November 12, 2025, the Company issued a press release providing certain updates on its hearing scheduling process with the Nasdaq Hearings Panel. The Company has received a hearing notification letter from Nasdaq scheduling an oral hearing for December 9, 2025. As of November 10, 2025, the Company’s common stock had maintained the requisite closing bid price in compliance with Listing Rule 5550(a)(2). In light of the above and in accordance with the instructions provided by the hearing notification letter, the Company has submitted a request to cancel the hearing, subject to the Company’s Listing Analyst review and confirmation.

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

On October 27, 2025, we completed a 1-for-10 reverse stock split of our common stock, such that for each ten shares outstanding prior to the stock split there was one share outstanding after the reverse stock split. All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.

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

As previously announced, on November 5, 2024, the Staff notified the Company that the bid price for the Common Shares no longer satisfied Nasdaq Listing Rule 5450(a) (1), the minimum bid price requirement applicable to The Nasdaq Global Select Market issuers. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded an initial 180-calendar day grace period, through May 5, 2025, to regain compliance with the minimum bid price requirement.

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

On May 6, 2025, the Company was notified by the Nasdaq that the Company’s request to transfer the listing of its Common Stock, from The Nasdaq Global Select Market tier to The Nasdaq Capital Market tier has been granted, and that the Company was granted a second 180-calendar day period, or until November 3, 2025 (the “Second Compliance Period”), to regain compliance with the requisite bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). The transfer of the listing of the Common Shares from The Nasdaq Global Select Market to The Nasdaq Capital Market took effect with the open of business on May 8, 2025. The transfer is not expected to impact trading in the Common Shares, which will continue to trade on Nasdaq under the symbol “GURE.”

On November 12, 2025, the Company issued a press release providing certain updates on its hearing scheduling process with the Nasdaq Hearings Panel. The Company has received a hearing notification letter from Nasdaq scheduling an oral hearing for December 9, 2025. As of November 10, 2025, the Company’s common stock had maintained the requisite closing bid price in compliance with Listing Rule 5550(a)(2). In light of the above and in accordance with the instructions provided by the hearing notification letter, the Company has submitted a request to cancel the hearing, subject to the Company’s Listing Analyst review and confirmation.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders equity for the three-month and nine-month periods ended September 30, 2025 and 2024.

Comparison of the Three-Month Period Ended September 30, 2025 and 2024

	Three-Month Period Ended September 30, 2025	Three-Month Period Ended September 30, 2024	Percent Change Increase/ (Decrease)
Net revenue	$9,044,581	$2,242,365	303%
Cost of net revenue	(7,996,785)	(4,071,616)	96%
Gross profit(loss)	1,047,796	(1,829,251)	(157%)
Sales and marketing expenses	(16,013)	(13,484)	19%
Direct labor and factory overheads incurred during plant shutdown	(580,178)	(1,736,345)	(67%)
General and administrative expenses	(785,533)	(1,002,529)	(24%)
Loss from operations	(333,928)	(4,581,609)	(93%)
Interest income, net	(17,206)	(14,971)	15%
Other expense, net	(3,521,613)	—	—
Loss on disposal of long-lived assets	(2,008,853)	—	—
Impairment of long-lived assets	(29,782,912)	—	—
Loss before taxes	(35,664,512)	(4,596,580)	676%
Income tax benefit	—	1,103,697	(100%)
Net loss	$(35,664,512)	$(3,492,883)	921%

Net Loss of $35,664,512 for the three-month periods ended September 30, 2025.

The increase in net loss was mainly due to a rise of 2,008,853 in loss on disposal of long-lived assets, a rise of 29,782,912 in impairment of long-lived assets, and an increase of 3,521,613 in provision accrued liabilities.

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended September 30, 2025 as compared to the same period in 2024:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change Increase
	September 30, 2025		September 30, 2024		of Net Revenue
Segment		% of total		% of total
Bromine	$8,052,331	89%	$1,571,313	70%	412%
Crude Salt	992,250	11%	654,039	29%	52%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	17,013	1%	—
Total sales	$9,044,581	100%	$2,242,365	100%	303%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2025	September 30, 2024	Increase (Decrease)
Bromine	2,214	656	238%
Crude Salt	38,379	24,249	58%

Bromine segment

For the three-month periods ended September 30, 2025 and 2024, the net revenue for the bromine segment was $8,052,331 and $1,571,313, respectively. The increase of the net revenue of bromine was due to the 238% increase in tonnes sold and the 52% increase in average selling price of bromine in the third quarter of 2025. The average selling price of bromine in the third quarter of 2025 was $3,637 compared to the average selling price of bromine in the third quarter of 2024 of $2,396 (calculated by dividing revenue by tonnes).

Crude salt segment

For the three-month periods ended September 30, 2025 and 2024, the net revenue for the crude salt was $992,250 and $654,039, respectively. The increase of net revenue of crude salt was mainly due to the 58% increase in tonnes sold and the 4% decrease in average selling price of crude salt for the three-month period ended September 30, 2025.

Chemical products segment

For the three-month periods ended September 30, 2025 and 2024, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month period ended September 30, 2025 and 2024, the net revenue was $0 and $17,013.

The decrease in income was due to the fact that the relevant documents of the client were incomplete, which prevented us from continuing the cooperation.

Cost of Net Revenue

	Cost of Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	September 30, 2025		September 30, 2024		Net Revenue
Segment		% of total		% of total
Bromine	$7,666,463	96%	$3,794,088	93%	102%
Crude Salt	330,322	4%	277,451	7%	19%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	77	—	(100%)
Total	$7,996,785	100%	$4,071,616	100%	96%

Cost of net revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $7,996,785 for the three-month period ended September 30, 2025, an increase of $3,925,169 (or 96%) as compared to the same period in 2024 due to the increase of net revenue by 303% for the three-month period ended September 30, 2025 as compared to the same period in 2024.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended September 30, 2024	31,506	8%
Three-month period ended September 30, 2025	31,506	28%
Variance of the three-month period ended September 30, 2025 and 2024	—	20%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the three -month period ended September 30, 2025 and 2024 the cost of net revenue for the bromine segment was $7,666,463 and $3,794,088, respectively. The increase in costs is mainly due to the increase in sales volume.

Crude salt segment

For the three -month period ended September 30, 2025 and 2024 the cost of net revenue for the crude salt segment was $330,322 and $277,451, respectively. The increase in costs is mainly due to the increase in sales volume.

Chemical products segment

Cost of net revenue for our chemical products segment for the three-month period ended September 30, 2025 and 2024 was $0.

Natural gas segment

Cost of net revenue for our natural gas segment for the three-month period ended September 30, 2025 and 2024 was $0 and 77, respectively. The decrease in income was due to the fact that the relevant documents of the client were incomplete, which prevented us from continuing the cooperation.

Gross Profit (Loss). Gross profit was $1,047,796 or12%, of net revenue for three-month period ended September 30, 2025, representing an increase of $2,877,047, as compared to a gross loss of $1,829,251 or 82%, of net revenue for the same period in 2024.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	September 30, 2025		September 30, 2024		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit (loss) Margin
Bromine	$385,868	5%	$(2,222,775)	(141%)	146%
Crude Salt	661,928	67%	376,588	58%	9%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	16,936	100%	—
Total Gross Profit (Loss)	$1,047,796	12%	$(1,829,251)	(82%)	47%

Bromine segment

For the three-month period ended September 30, 2025, the gross profit for our bromine segment was 5%, compared to gross loss margin of 141% in the three-month period ended September 30, 2024. The increase in gross profit margin was primarily attributable to the higher average selling price of bromine of $3,637 per ton in the three-month period ended September 30, 2025 compared to $2,396 per ton in the three-month period ended September 30, 2024 and the number of sales was up 238% from the second quarter of 2024.

Crude salt segment

For the three-month period ended September 30, 2025, the gross profit margin for our crude salt segment was 67%. The increase of net revenue of crude salt was mainly due to the 58% increase in tonnes sold and the 4% decrease in average selling price of crude salt for the three-month period ended September 30, 2025.

For the three-month period ended September 30, 2024, the gross profit margin for our crude salt segment was 58%.

Natural gas segment

Gross profit for our natural gas segment for the three-month period ended September 30, 2025 and 2024 was $0 and $16,936 respectively. The decrease in income was due to the fact that the relevant documents of the client were incomplete, which prevented us from continuing the cooperation.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $580,178 and $1,736,345 incurred for the three-month periods ended September 30, 2025 and 2024, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses General and administrative expenses were $785,533 for the three-month period ended September 30, 2025, representing an decrease of $216,966 as compared to $1,002,529 for the same period in 2024.

Loss from Operations Loss from operations was $333,928 for the three-month period ended September 30, 2025, compared to loss from operations of $4,581,609 in the same period in 2024.

	Loss from Operations by Segment
	Three-Month Period Ended September 30, 2025		Three-Month Period Ended September 30, 2024
Segment:		% of total		% of total
Bromine	$(274,496)	128.98%	$(4,029,999)	89.34%
Crude Salt	453,824	(213.24%)	(102,657)	2.27%
Chemical Products	(352,371)	165.57%	(339,038)	7.52%
Natural Gas	(39,781)	18.69%	(39,072)	0.87%
Loss from operations before corporate costs	(212,824)	100%	(4,510,766)	100%
Corporate costs	(121,104)		(70,843)
Loss from operations	$(333,928)		$(4,581,609)

Bromine segment

Loss from operations from our bromine segment was $274,496 for the three-month period ended September 30, 2025, compared to loss from operations of $4,029,999 in the same period in 2024. The increase of the net revenue of bromine was due to the 238% increase in tonnes sold and the 52% increase in average selling price of bromine in the third quarter of 2025.

Crude salt segment

Income from operations from our crude salt segment was $453,824 for the three-month period ended September 30, 2025, compared to loss from operations of $102,657 in the same period in 2024. The increase of net revenue of crude salt was mainly due to the 58% increase in tonnes sold and the 4% decrease in average selling price of crude salt for the three-month period ended September 30, 2025.

Chemical products segment

Loss from operations from our chemical products segment was $352,371 for the three-month period ended September 30, 2025, compared to loss from operations of $339,038 in the same period in 2024.

Natural gas segment

Loss from operations from our natural gas segment was $39,781 for the three -month period ended September 30, 2025, compared to a loss of $39,072 in the same period in 2024.

Interest income, net Interest income, net of $17,206 represented bank interest income, net of finance lease interest expense for the three-month period ended September 30, 2025, an increase of $2,235 as compared to the same period in 2024.

Other Expenses, net

As the company was the joint guarantor party for the debts of Shandong Shouguang Vegetable Industry Group Co., Ltd. and Shandong Shouguang Vegetable Seed Group Co., Ltd. ("Vegetable Group"). Currently, the Vegetable Group is unable to repay the debt. As the joint liability party, our company has to accrue a provision of $3,521,613.

Loss on Disposal of Long-lived Assets

As the company was the joint responsible party for the debts of the Vegetable Group, the court auctioned the idle land and the attached properties on it of SYCI, resulting in a total asset disposal loss of $2,008,853.

Impairment of Long-lived Assets

The court engaged a third-party valuer for evaluation of the land at xiangjiang road, yangkou town ,shouguang city and its attached properties. The valuation report returned a fair value of $4,580,892. The Company recognized an impairment loss of $29,782,912 accordingly.

Net Loss Net loss was $35,664,512 for the three-month period ended September 30, 2025, compared to a net loss of

$3,492,883 in the same period in 2024.

Comparison of the Nine-Month Period Ended September 30, 2025 and 2024

	Nine-Month Period Ended September 30, 2025	Nine-Month Period Ended September 30, 2024	Percent Change Increase/ (Decrease)
Net revenue	$18,992,813	$5,932,596	220%
Cost of net revenue	(16,948,185)	(11,303,519)	50%
Gross profit (loss)	2,044,628	(5,370,923)	(138%)
Sales and marketing expenses	(35,868)	(31,608)	13%
Direct labor and factory overheads incurred during plant shutdown	(4,533,760)	(7,185,537)	(37%)
General and administrative expenses	(3,169,821)	(2,409,957)	32%
Loss from operations	(5,694,821)	(14,998,025)	(62%)
Interest income ,net	(56,378)	6,236	804%
Other expense,net	(3,524,825)	(4,003)	880%
Loss from asset disposal	(2,008,853)	(29,169,008)	(93%)
Impairment of long-lived assets	(29,782,912)	—	—
Loss before taxes	(41,067,789)	(44,164,800)	(7%)
Income tax benefit (expense)	—	3,581,867	(100%)
Net loss	$(41,067,789)	$(40,582,933)	1%

Net revenue.  The table below shows the changes in net revenue in the respective segment of the Company for the nine-month period ended September 30, 2025 as compared to the same period in 2024:

	Net Revenue by Segment
	Nine-Month Period Ended		Nine-Month Period Ended		Percent Increase
	September 30, 2025		September 30, 2024		of Net Revenue
Segment		% of total		% of total
Bromine	$17,210,574	91%	$4,576,744	77%	276%
Crude Salt	1,782,239	9%	1,294,645	22%	38%
Chemical Products	-	-	-		-
Natural Gas	-	-	61,207	1%	(100%)
Total sales	$18,992,813	100%	$5,932,596	100%	220%

Bromine and crude salt segments	Nine-Month Period Ended		Percentage Change
product sold in tonnes	September 30, 2025	September 30, 2024	Increase
Bromine (excluding volume sold to SYCI)	4,589	1,889	143%
Crude Salt	69,047	53,172	30%

Bromine segment

Net revenue from our bromine segment increased to $17,210,574 for the nine-month period ended September 30, 2025 compared to $4,576,744 for the same period in 2024 due to the higher selling price of bromine and tonnes sold of bromine.

Crude salt segment

Net revenue from our crude salt segment increased to $1,782,239 for the nine-month period ended September 30, 2025 compared $1,294,645 for the same period in 2024, respectively, due to the higher selling quantity.

Chemical products segment

For the nine-month period ended September 30, 2025 and 2024, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the nine-month period ended September 30, 2025 and 2024, the net revenue for the natural gas was $0 and $61,207,respectively. The decrease in income was due to the fact that the relevant documents of the client were incomplete, which prevented us from continuing the cooperation.

Cost of Net Revenue

	Cost of Net Revenue by Segment				% Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Cost of
	September 30, 2025		September 30, 2024		Net Revenue
Segment		% of total		% of total
Bromine	$16,216,406	96%	$10,595,899	94%	53%
Crude Salt	731,779	4%	707,344	6%	3%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	276	0%	(100%)
Total	$16,948,185	100%	$11,303,519	100%	50%

Cost of net revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of net revenue was $16,948,185 for nine-month period ended September 30, 2025, representing a $5,644,666 (or 50%) increase compared to the nine- month period ended September 30, 2025. The increase in costs was mainly due to a significant increase in sales volume.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Nine-month period ended September 30, 2024	31,506	8%
Nine-month period ended September 30, 2025	31,506	20%
Variance of the nine-month period ended September 30, 2025 and 2024	—	12%

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the nine-month period ended September 30, 2025 and 2024 the cost of net revenue for the bromine segment was $16,216,406 and $10,595,899, respectively. The increase in costs is mainly due to the increase in sales volume.

Crude salt segment

For the nine-month period ended September 30, 2025 and 2024 the cost of net revenue for the crude salt segment was $731,779 and $707,344, respectively. The increase in costs is mainly due to the increase in sales volume.

Natural gas segment

Cost of net revenue for our natural gas segment for the nine-month period ended September 30, 2025 and 2024 was $0 and $276, respectively. The decrease in income was due to the fact that the relevant documents of the client were incomplete, which prevented us from continuing the cooperation.

Gross Profit. Income profit was $2,044,628, or 10.8%, of net revenue for nine-month period ended September 30, 2025 compared to gross loss $5,370,923, or 91%, of net revenue for the same period in 2024.

	Gross Profit (Loss) by Segment				% Point Change
	Nine-Month Period Ended		Nine-Month Period Ended		of Gross
	September 30, 2025		September 30, 2024		Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit (loss) Margin
Bromine	$994,168	5.8%	$(6,019,155)	(132%)	137.8%
Crude Salt	1,050,460	58.9%	587,301	45%	13.9%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	60,931	100%	—
Total Gross Profit(Loss)	$2,044,628	10.8%	$(5,370,923)	(91%)	(101.8%)

Bromine segment

For the nine-month period ended September 30, 2025, the gross profit margin for our bromine segment was 6%, compared to gross loss margin of 132% in the nine-month period ended September 30, 2024. The increase in gross loss margin was primarily attributable to the higher average selling price of bromine of $3,751 per ton in the nine-month period ended September 30, 2025 compared to $2,423 per ton in the nine-month period ended September 30, 2024.

Crude salt segment

For the nine-month period ended September 30, 2025, the gross profit margin for our crude salt segment was 59%.

For the nine-month period ended September 30, 2024 the gross profit margin for our crude salt segment was 45%.

Chemical products segment

For the nine-month period ended September 30, 2025, the gross profit margin for our chemical segment was 0% due to the closure of our chemical products plant. As a result of the closure, there were no chemical products for sale for the nine-month period ended September 30, 2025.

Natural gas segment

Gross profit for our natural gas segment for the nine-month period ended September 30, 2025 and 2024 was $0 and $60,931 respectively. The decrease in income was due to the fact that the relevant documents of the client were incomplete, which prevented us from continuing the cooperation.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $4,533,760 and $7,185,537 incurred for the nine-month periods ended September 30, 2025 and 2024, respectively, for the factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $3,169,821 for the nine-month period ended September 30, 2025, an increase of $759,864 (or 32%) as compared to $2,409,957 for the same period in 2024. The increase in administrative expenses is mainly due to the increase in depreciation.

Loss from Operations. Loss from operations was $5,694,821 for the nine-month period ended September 30, 2025, compared to a loss of $14,998,025 in the same period in 2024.

	Loss from Operations by Segment
	Nine-Month Period Ended September 30, 2025		Nine-Month Period Ended September 30, 2024
Segment:		% of total		% of total
Bromine	$(3,775,713)	72.51%	$(13,475,400)	91.94%
Crude Salt	(247,727)	4.76%	(47,725)	0.32%
Chemical Products	(1,055,947)	20.28%	(993,116)	6.78%
Natural Gas	(127,880)	2.45%	(140,554)	0.96%
Loss from operations before corporate costs	(5,207,267)	100%	(14,656,795)	100%
Corporate costs	(487,554)		(341,230)
Loss from operations before taxes	$(5,694,821)		$(14,998,025)

Bromine segment

Loss from operations from our bromine segment was $3,775,713 for the nine-month period ended September 30, 2025, compared to a loss of $13,475,400 in the same period in 2024. The decrease in gross loss margin was primarily attributable to the higher average selling price of bromine of $3,751 per ton in the nine-month period ended September 30, 2025 compared to $2,423 per ton in the nine-month period ended September 30, 2024.

Crude salt segment

Loss from operations from our crude salt segment was $247,727 for the nine-month period ended September 30, 2025, compared to a loss of $47,725 in the same period in 2024. The increase in operating losses is mainly due to the increase in administrative expenses.

Chemical products segment

Loss from operations from our chemical products segment was $1,055,947 for the nine-month period ended September 30, 2025, compared to a loss of $993,116 in the same period in 2024.

Natural gas segment

Loss from operations from our natural gas segment was $127,880 for the nine-month period ended September 30, 2025, compared to a loss of $140,554 in the same period in 2024.

Interest Income (Loss), Net. interest income, net of $56,378 represented bank interest income, net of finance lease interest expense for the nine -month period ended September 30, 2025, a decrease of $62,614 as compared to the same period in 2024.

Other Expenses, net

As the company was the joint guarantor party for the debts of the Vegetable Group. Currently, the Vegetable Group is unable to repay the debt. As the joint liability party, our company has to accrue a provision of $3,524,825.

Loss on Disposal of Long-lived Assets

As the company was the joint responsible party for the debts of the Vegetable Group, the court auctioned the idle land and the attached properties on it of SYCI, resulting in a total asset disposal loss of $2,008,853.

Impairment of Long-lived Assets

The court engaged a third-party valuer for evaluation of the land at xiangjiang road, yangkou town ,shouguang city and its attached properties. The valuation report returned a fair value of $4,580,892. The Company recognized an impairment loss of $29,782,912 accordingly.

Net Loss. Net loss was $41,067,789 for the nine-month period ended September 30, 2025, compared to a net loss of $40,582,933 in the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, cash and cash equivalents were $5,820,083 as compared to $10,075,162 as of December 31, 2024. The components of this decrease of $4,255,079 are reflected below.

Statement of Cash Flows

	Nine-Month Period Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$4,574,613	$(293,463)
Net cash used in investing activities	(8,673,384)	(60,526,213)
Net cash used in financing activities	(260,997)	(264,094)
Effects of exchange rate changes on cash and cash equivalents	104,689	97,369
Net increase (decrease) in cash and cash equivalents	$(4,255,079)	$(60,986,401)

For the nine-month period ended September 30, 2025, we met our working capital and capital investment requirements by using cash on hand.

Net Cash provided by (used in) Operating Activities

During the nine-month period ended September 30, 2025, cash flow provided by operating activities of approximately $4.57 million was mainly due to a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $11.75 million, a loss on disposal of long-lived assets of $2 million, a impairment of long-lived assets of 29.78 million, and offset by a net loss of $41.07 million, a decrease in accounts receivable of $2.83 million.

During the nine-month period ended September 30, 2024, cash flow used in by operating activities of approximately $0.29 million was mainly due to a net loss of $40.58 million, a decrease in deferred taxes of $3.62 million and offset by depreciation and amortization expense of $14.04 million and loss on disposal of equipment of $29.17 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
		% of total		% of total
Aged 1-30 days	$3,422,564	100%	$419,581	74%
Aged 31-60 days	—	—	144,942	26%
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$3,422,564	100%	$564,523	100%

The overall accounts receivable balance as of September 30, 2025 increased by $2,858,041, as compared to those of December 31, 2024. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	September 30, 2025		December 31, 2024
		% of total		% of total
Raw materials	$30,870	6%	$10,610	3%
Finished goods	451,842	94%	304,761	97%
Total	$482,712	100%	$315,371	100%

The net inventory level as of September 30, 2025 increased by $167,341, as compared to the net inventory level as of December 31, 2024. The main reason for the increase in inventory is to ensure the timely demands of customers, thereby increasing the stock.

Raw materials increased by $20,260 as of September 30, 2025 as compared to December 31, 2024.

Our finished goods increased by $147,081 as of September 30, 2025 as compared to December 31, 2024.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2025, the Company carried out and completed an update and renovation on them during year 2025, with a total cost of $8,673,384.

For the nine-month period ended September 30, 2024, we used approximately $60.5 million to the flood prevention project aiming to prevent flooding that could harm the wells, aqueducts and crude salt pans at our plant.

Net Cash Used in Financing Activities

For the nine-month period ended September 30, 2025 and 2024, we used $0.3 million to repay finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they full due in the next twelve (12) months.

We had available cash of approximately $5.82 million at September 30, 2025, all of which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

We intend to continue to focus our efforts on the activities of SCHC, SYCI, SHSI and DCHC as these segments continue to expand within the Chinese market.

We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management’s attention, inability to retain key personnel, risks associated with unanticipated events, risks associated with the pandemic and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. We may effect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments at September 30, 2025 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements.

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, inventories and allowance for obsolescence, assets retirement obligation, property, plant and equipment, recoverability of long-lived assets, mineral rights, leases, revenue recognition, income taxes, and loss contingencies. These policies and estimates are described in the Company’s Form 10-Q for the nine months ended September 30, 2025.

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

For more details and information related to the Written Decisions, please see “Note 21 – Loss Contingencies, Notes to Condensed Consolidated Financial Statement” contained in this quarterly report.

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

According to the mediation document No. 1358 of the Local Arbitration Commission, the applicant, Shandong Deepin City Emergency Loan Fund Co., Ltd., and the respondent, Shandong Shouguang Vegetable Industry Group Co., Ltd., confirmed that the total amount of the debt was 15,000,000 yuan, as well as the interests to be paid in the future. Shouguang Yuxin Chemical Co., Ltd. and Shouguang Haoyuan Chemical Co., Ltd. are jointly and severally liable for the above payment contents. If the payment is not made on time, the applicant has the right to apply to the court for compulsory execution. According to the mediation document No. 1357 of the Local Arbitration Commission in 2023, the applicant, Shandong Deepin City Emergency Loan Fund Co., Ltd., and the respondent, Shandong Shouguang Vegetable Seed Industry Group Co., Ltd., confirmed that the total amount of the debt was 10,000,000 yuan, as well as the interests to be paid in the future. Shouguang Yuxin Chemical Co., Ltd. and Shouguang Haoyuan Chemical Co., Ltd. are jointly and severally liable for the above payment contents. If the payment is not made on time, the applicant has the right to apply to the court for compulsory execution. Reading these two mediation, in August 2025, the court auctioned the idle land and attached properties on the ground of Shouguang Yuxin Chemical Co., Ltd.

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

If we are unable to comply with the applicable continued listing requirements or standards of Nasdaq, there is a possibility that our common stock could be delisted. At present, we are not in compliance with certain Nasdaq continued listing requirements. Should we be unable to regain compliance, our securities may be subject to delisting, which could impact the market price and liquidity of our common stock and potentially limit our access to capital.

We have received a determination from Nasdaq regarding potential delisting and, while we have effected a reverse stock split and timely appealed against such determination. While these actions reflect our commitment to maintaining our listing, there can be no assurance that we will regain or maintain compliance with Nasdaq’s continued listing requirements. A delisting could have implications for the trading and liquidity of our common stock, as well as our capital-raising efforts.

On November 4, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we had not regained compliance with Nasdaq Listing Rule 5550(a)(2) (“Minimum Bid Price Requirement”) by the November 3, 2025 deadline. As a result, our securities would be scheduled for trading suspension. On November 7, 2025, we promptly appealed the Staff’s determination to the Nasdaq Hearings Panel (the “Panel a hearing before the Panel has been scheduled on December 9, 2025.

We are actively evaluating a range of available strategic and corporate actions that may assist in regaining compliance with the Minimum Bid Price Requirement. Apart from the reverse stock split which we have already implemented, we also intend to enhance investor engagement and pursue operational improvements, subject to board and shareholder approval.

While we are making every effort to address the listing requirements, there can be no assurance that the Panel will determine that we have achieved compliance with Listing Rule 5550(a)(2) within the prescribed period or that we will qualify for any additional compliance period that may be available or that we will ultimately satisfy all applicable Nasdaq listing standards. If our common stock is delisted, it could result in:

•	limited availability of market quotations for our securities;
•	reduced liquidity for the Company’s securities;
•	a determination that the Company’s common stock is a “penny stock” which may impose additional trading restrictions;
•	a limited amount of news and analyst coverage; and
•	challenges in raising capital or issuing additional securities in the future.

There can also be no assurance that the market price of the Company’s common stock will maintain the Minimum Bid Price Requirement.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if our holding company or subsidiaries were required to obtain approval or filing in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The Chinese government has exercised and can continue to exercise substantial control to intervene on virtually every sector of the Chinese economy through regulation and state ownership, and as a result, it can influence the manner in which we must conduct our business activities and effect material changes in our operations or the value of the common stock we are registering in this resale. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the U.S., with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-concept overseas listed companies. As of the date hereof, we have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with the Opinions.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

In early July 2021, regulatory authorities in China launched cybersecurity investigations with regard to several China-based companies that are listed in the United States. The Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 5,2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and Boss of KANZHUN LIMITED (Nasdaq: BZ). On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

On August 17, 2021, the State Council promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, or the Regulations, which took effect on September 1, 2021. The Regulations supplement and specify the provisions on the security of critical information infrastructure as stated in the Cybersecurity Review Measures. The Regulations provide, among others, that protection department of certain industry or sector shall notify the operator of the critical information infrastructure in time after the identification of certain critical information infrastructure.

On August 20, 2021, the SCNPC promulgated the Personal Information Protection Law of the PRC, or the Personal Information Protection Law, which took effect in November 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

On February 17, 2023, the CSRC promulgated Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023.According to the Overseas Listing Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. The Overseas Listing Trial Measures provides that an overseas listing or offering is explicitly prohibited, if any of the following: (1) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (2) the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) the domestic company intending to make the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (4) the domestic company intending to make the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (5) there are material ownership disputes over equity held by the domestic company’s controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

The Overseas Listing Trial Measures also provides that if the issuer meets both the following criteria, the overseas securities offering and listing conducted by such issuer will be deemed as indirect overseas offering by PRC domestic companies: (1) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (2) the issuer’s main business activities are conducted in China, or its main place(s) of business are located in China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in China. Where an issuer submits an application for initial public offering to competent overseas regulators, such issuer must file with the CSRC within three business days after such application is submitted. In addition, the Overseas Listing Trial Measures provide that the direct or indirect overseas listings of the assets of domestic companies through one or more acquisitions, share swaps, transfers or other transaction arrangements shall be subject to filing procedures in accordance with the Overseas Listing Trial Measures. The Overseas Listing Trial Measures also requires subsequent reports to be filed with the CSRC on material events, such as change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.

At a press conference held for these new regulations (“Press Conference”), officials from the CSRC clarified that the domestic companies that have already been listed overseas on or before March 31, 2023 shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filling procedures immediately, and they shall be required to file with the CSRC upon occurrences of certain subsequent matters such as follow-on offerings of securities. According to the Overseas Listing Trial Measures and the Press Conference, the existing domestic companies that have completed overseas offering and listing before March31, 2023, such as us, shall not be required to perform filing procedures for the completed overseas securities issuance and listing. However, from the effective date of the regulation, any of our subsequent securities offering in the same overseas market or subsequent securities offering and listing in other overseas markets shall be subject to the filing requirement with the CSRC within three working days after the offering is completed or after the relevant application is submitted to the relevant overseas authorities, respectively. If it is determined that any approval, filing or other administrative procedures from other PRC governmental authorities is required for any future offering or listing, we cannot assure you that we can obtain the required approval or accomplish the required filings or other regulatory procedures in a timely manner, or at all. If we fail to fulfill filing procedure as stipulated by the Trial Measures or offer and list securities in an overseas market in violation of the Trial Measures, the CSRC may order rectification, issue warnings to us, and impose a fine of between RMB1,000,000 and RMB10,000,000. Persons-in-charge and other persons that are directly liable for such failure shall be warned and each imposed a fine from RMB500,000 to RMB5,000,000. Controlling shareholders and actual controlling persons of us that organize or instruct such violations shall be imposed a fine from RMB1,000,000 and RMB10,000,000.

On February 24, 2023, the CSRC published the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Provisions on Confidentiality and Archives Administration”), which came into effect on March 31, 2023. The Provisions on Confidentiality and Archives Administration requires that, in the process of overseas issuance and listing of securities by domestic entities, the domestic entities, and securities companies and securities service institutions that provide relevant securities service shall strictly implement the provisions of relevant laws and regulations and the requirements of these provisions, establish and improve rules on confidentiality and archives administration. Where the domestic entities provide with or publicly disclose documents, materials or other items related to the state secrets and government work secrets to the relevant securities companies, securities service institutions, overseas regulatory authorities, or other entities or individuals, the companies shall apply for approval of competent departments with the authority of examination and approval in accordance with law and report the matter to the secrecy administrative departments at the same level for record filing. Where there is unclear or controversial whether or not the concerned materials are related to state secrets, the materials shall be reported to the relevant secrecy administrative departments for determination. However, there remain uncertainties regarding the further interpretation and implementation of the Provisions on Confidentiality and Archives Administration.

As of the date of this annual report, we and our PRC subsidiaries have obtain the requisite licenses and permits from the PRC government authorities that are material for the business operations of our PRC subsidiaries. In addition, as of the date of this annual report, we and our PRC subsidiaries are not required to obtain approval or permission from the CSRC or the CAC or any other entity that is required to approve our PRC subsidiaries’ operations or required for us to offer securities to foreign investors under any currently effective PRC laws, regulations, and regulatory rules. If it is determined that we are subject to filing requirements imposed by the CSRC under the Overseas Listing Regulations or approvals from other PRC regulatory authorities or other procedures, including the cybersecurity review under the revised Cybersecurity Review Measures, for our future offshore offerings, it would be uncertain whether we can or how long it will take us to complete such procedures or obtain such approval and any such approval could be rescinded. Any failure to obtain or delay in completing such procedures or obtaining such approval for our offshore offerings, or a rescission of any such approval if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to file with the CSRC or failure to seek approval from other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our common stock.

In addition, on December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and has replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas. Furthermore, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year. If the draft Regulations on Network Data Security Management are enacted in the current form, we, as an overseas listed company, will be required to carry out an annual data security review and comply with the relevant reporting obligations.

Because the majority of our operations are in mainland China and our auditor has been located in mainland China, a jurisdiction where the U.S. Public Company Accounting Oversight Board (“PCAOB”) is currently unable to conduct inspections without the approval of Chinese authorities, there have been concerns regarding oversight of the audits of our financial statements filed with the SEC. If the PCAOB continues to be unable to inspect our audit firm in the PRC for three consecutive years, the HFCAA requires the SEC to prohibit the trading of our securities on a national securities exchange, including Nasdaq, or on over-the-counter markets in the United States.

In addition, the U.S. Senate and U.S. House of Representatives have each passed bills, which, if enacted, would decrease the number of non-inspection years from three consecutive years to two, thus reducing the time period before our securities may be prohibited from trading on a U.S. securities exchange or delisted from Nasdaq. The foregoing could adversely affect the market price of our securities and our ability to raise capital effectively.

Auditors of companies that are registered with the SEC and traded publicly in the United States, including our independent registered public accounting firm, are required to be registered with the PCAOB and to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and applicable professional standards. Because our current auditor is located in mainland China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of Chinese authorities, our auditor is not currently inspected by the PCAOB.

PCAOB inspections of auditors located outside of mainland China and Hong Kong have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the PCAOB’s inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in mainland China and Hong Kong prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors are deprived of the benefits of PCAOB inspections, which could result in limitations or restrictions on our access to the U.S. capital markets.

Furthermore, in recent years, the U.S. Congress and regulatory authorities have continued to express concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. As part of this continued focus on access to audit and other information currently protected by national law, in particular under Chinese law, the United States enacted the HFCAA in December 2020. The HFCAA requires the SEC to identify issuers that have filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction (a “Commission-Identified Issuer”). Under the HFCAA, if the SEC conclusively identifies an issuer as a Commission-Identified Issuer for three consecutive years, the SEC is required to prohibit the trading of the issuer’s securities on a national securities exchange or through any other method that is within the jurisdiction of the SEC to regulate, including over-the counter markets in the United States. Our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our securities being delisted.

Furthermore, in June 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”),which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years (as opposed to the three years under the HFCAA). In February 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”), which similarly would amend the HFCAA to shorten the number of non-inspection years from three years to two years. The America COMPETES Act, however, includes a broader range of legislation than the AHFCA Act in response to the U.S. Innovation and Competition Act passed by the U.S. Senate in 2021. The U.S. House of Representatives and the U.S. Senate will need to agree on amendments to these respective bills to allow the legislature to pass their amended bills before the President can sign the bill into law. It is unclear if or when either of these bills will be signed into law.

In September 2021, the PCAOB adopted PCAOB Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act, which provides a framework for the PCAOB to use when determining whether the PCAOB is unable to inspect or investigate completely a registered public accounting firm located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction for the purposes of the HFCAA. PCAOB Rule 6100 establishes the manner of the PCAOB’s determinations; the factors the PCAOB will evaluate and the documents and information it will consider when assessing whether a determination is warranted; the form, public availability, effective date, and duration of such determinations; and the process by which the PCAOB will reaffirm, modify or vacate any such determinations. In November 2021, the SEC announced that it had approved Rule6100. In December 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements int he HFCAA for Commission-Identified Issuers, which became effective on January 10, 2022. In addition, the PCAOB issued a Determination Report, pursuant to PCAOB Rule 6100, which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by Chinese authorities in those jurisdictions. The SEC began to identify Commission- Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was so identified. If an issuer is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the issuer will be required to comply with the submission or disclosure requirements in its annual report for the fiscal year ended December 31, 2022. If we are identified as a Commission-Identified Issuer that uses an auditor not subject to PCAOB inspection for three consecutive years, or, if the AHFCAA or the America COMPETES Act is passed, two consecutive years, our securities may be delisted from Nasdaq as a result. Delisting of our securities would force holders of our securities to sell their securities. Further, we may be prohibited from listing our securities on another U.S. securities exchange, making our shares harder to trade for the investors, potentially reducing demand and lowering our share price. The market price of our securities could be adversely affected as a result of anticipated negative impacts of such legislative or executive actions upon, as well as negative investor sentiment toward, companies with significant operations in mainland China and Hong Kong that are listed in the United States, regardless of whether such actions are implemented and regardless of our actual operating performance.

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

GULF RESOURCES, INC.

Dated: November 19, 2025	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: November 19, 2025	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)