Form 10-K/A
period 2024-12-31
GULF RESOURCES, INC.
filed 2026-07-27
CIK 885462

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This amendment no.1 (the “Amendment”) to annual report on Form 10-K is being filed by Gulf Resources Inc. (“the Company”, “we”, “our”, or “us”) to amend the annual report on Form 10-K for the year ended for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on April 11, 2025 (“Form 10-K”). This Amendment is being filed in response to comment letters dated July 21, 2025, September 16, 2025, January 28, 2026 and May 20, 2026 (collectively, the “SEC Comment Letter”) received from the staff of the SEC and relates to matters discussed in the SEC Comment Letter and in the Company’s responses dated August 28, 2025, November 13, 2025, April 30, 2026 and June 1, 2026. Item 1 and Item 1A of Part I in the Form 10-K are amended by this Amendment to reflect additional information and revised disclosure requested in the SEC Comment Letter regarding recent regulatory developments in China, government regulation, risk factors. Item 7 of Part II is amended by this Amendment to reflect revised disclosure requested in the SEC Comment Letter regarding the financial statements. Items 8. of Part II in the Form 10-K are amended by this Amendment to include a revised report of independent registered public accounting firm and revised Notes 1, 6, 7, 9, 12, 13, 18, 22, 23 and Schedule 1  to the consolidated financial statements. Item 9A of Part II is amended by this Amendment to reflect revised disclosure requested in the SEC Comment Letter regarding the disclosure controls and procedures and internal control over financial reporting.

As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is also filing the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and auditor’s consent letter as exhibits to this Amendment.

This Amendment on Form 10-K/A speaks as of the filing date of the Form 10-K on April 11, 2025. Other than as set forth herein, the Form 10-K/A does not, and does not purport to, amend, update or restate any other information or disclosure included in the Form 10-K or reflect any events that have occurred since April 11, 2025. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to April 11, 2025.

i

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

On February 5, 2007, we acquired Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”), a company incorporated in the People’s Republic of China. Under the terms of the acquisition agreement, the stockholders of SYCI received a total of 8,094,059 (restated for the 2-for-1 stock split in 2007 and the 1-for-4 stock split in 2009) shares of common stock of Gulf Resources, Inc., in exchange for all outstanding shares of SYCI’s common stock. Simultaneously with the completion of the acquisition, a dividend of $2,550,000 was paid to the former stockholders of SYCI. At the time of the acquisition, approximately 49.1% of the outstanding shares of SYCI were owned by Ms. Yu, Mr. Yang’s wife, and the remaining 50.9% of the outstanding shares of SYCI were owned by SCHC, all of whose outstanding shares were owned by Mr. Yang and his wife. Since the ownership of Gulf Resources, Inc. and SYCI are substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Gulf Resources, Inc. recognized the assets and liabilities of SYCI at their carrying amounts. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

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

Recent Developments

Acquisition Agreements

In June 2024, a wholly owned subsidiary of the Company, Shouguang Hengde Salt Industry Co. Ltd ( “SHSI”) entered into crude salt field acquisition agreements with Shouguang Qingshuibo Farm Co., LTD. (“Seller A”), Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative (“Seller B”), Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative (“Seller C”), Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative (“Seller D”), and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative (“Seller E”), respectively, as amended in December 2024. A summary of these agreements is set forth below:

On June 26, 2024, SHSI entered into an acquisition agreement with Seller A, pursuant to which Seller A agrees to transfer to SHSI, and SHSI agrees to purchase, 2,380,000 square meters of crude salt field (including the land lease fee) for RMB54.40 per square meter, with the total transfer price of RMB129,472,000. The term of transfer is from June 29, 2024, to June 28, 2044. 80% of the transfer price shall be paid upon the execution of the agreement, and the remaining 20% shall be paid in shares of common stock of the Company within three months from the date of the agreement after SHSI has inspected the and accepted the crude salt field in writing. Subsequently, on December 17, 2024, the parties entered into an amendment to the agreement, pursuant to which the Article 2. 2 of the agreement has been amended as follows: eighty percent (80%) of the total amount, equaling RMB103,577,600 had been paid on the date of signing the contract by both parties. The remaining RMB25,894,400 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB10,357,800 shall be paid in shares, calculated on a per share price of US$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller A or Seller A's designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

On June 27, 2024, SHSI entered into an acquisition agreement with each Seller B, Seller C, Seller D and Seller E, respectively, pursuant to which the sellers agreed to transfer to SHSI, and SHSI agrees to purchase from the sellers, 750,000, 804,000, 385,000, and 822,000 square meters of crude salt field (including the land lease fee) for RMB54.10, RMB54.90, RMB54.00, and RMB55.70 per square meter, respectively, with the total transfer price of RMB40,575,000, RMB44,139,600, RMB20,790,000, and RMB45,785,400, respectively. The term of transfers is from June 29, 2024 to June 28, 2044. 80% of the transfer price shall be paid upon the execution of the agreements, and the remaining 20% shall be paid in shares of common stock of the Company within three months from the date of the agreements after SHSI has inspected them and accepted the crude salt fields in writing.

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

 Nasdaq Compliance

The Company received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) on April 18, 2024 notifying the Company that due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), with the SEC, the Company was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule 5250(c)(1) Rule”), which requires the timely filing of all required periodic reports with the SEC, and the Company subsequently received a notice (the “May Notice”) from Nasdaq on May 21, 2024 due to the Company’s non-compliance with the Listing Rule 5250(c)(1) Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “First Quarter Form 10-Q”, together with the Form 10-K, the “Delinquent Reports”). The May Notice states that the Company had until June 17, 2024, to submit to Nasdaq a plan to regain compliance with the Rule.

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

Subsequently, on August 20, 2024, the Company received a notice (the “August Notice”) from Nasdaq indicating that, because the Company is delinquent in filing its quarterly report on Form 10-Q for the period ended June 30, 2024 (the “Second Quarter Form 10-Q”), the Company was not in compliance with the Rule. The August Notice also indicates that as a result of this additional delinquency, the Company must submit an update to its original plan to regain compliance with respect to the filing requirements. The Company had until September 4, 2024, to submit such update to Nasdaq.

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

Recent Regulatory Developments in China

We face various legal and operational risks and uncertainties associated with having all of our operations in China and the complex and evolving PRC laws and regulations. The Chinese government has significant authority in regulating our operations and may intervene or influence our operations at any time, which could result in a material adverse change in our operations and the value of our securities. The PRC government has recently indicated its intent to exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. For example, anti-monopoly regulators in China have promulgated new anti-monopoly and competition laws and regulations and strengthened the enforcement under these laws and regulations. There remain uncertainties as to how the laws, regulations and guidelines recently promulgated will be implemented and whether these laws, regulations and guidelines will have a material impact on our business, financial condition, results of operations and prospects. If any non-compliance is identified by relevant authorities, we may be subject to fines and other penalties. See “Item 1A. Risk Factors— Risks Related to Doing Business in China—Because all of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.”, “—if the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to off er or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.” and “—If the Chinese government were to impose new requirements or approval from the PRC Authorities to issue our common stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.”

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

On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secrets Protection and the National Archives Administration jointly issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Provisions, which took effective from March 31, 2023. The Confidentiality and Archives Provisions specify that during the overseas securities offering and listing activities of domestic companies, domestic companies and securities companies and securities service institutions that provide relevant securities business shall, by strictly abiding by the relevant laws and regulations of the PRC and this Confidentiality and Archives Provisions, institute a sound confidentiality and archives administration systems, take necessary measures to fulfill confidentiality and archives administration obligations, and shall not divulge any national secrets, work secrets of governmental agencies and harm national and public interests. Confidentiality and Archives Provisions provide that it is applicable to initial public offerings as well as other types of securities listing of PRC domestic enterprises, and any future issuance of securities and listing activities after the initial listing. Working papers generated in the PRC by securities companies and securities service providers that provide relevant securities services for overseas issuance and listing of securities by domestic companies shall be kept in the PRC. Confidentiality and Archives Provisions provide no explicit definition of working papers. In practice, the securities companies’ working papers usually refer to various important information and work records related to the securities business obtained and prepared by the securities companies and securities service providers and their representatives in the whole process of the securities businesses, such as due diligence work. Without the approval of relevant competent authorities, such as CSRC, MOF PRC National Administration of State Secrets Protection, and National Archives Administration of China, depending on the nature and transmission method of secrets, it shall not be transferred overseas. Where documents or materials need to be transferred outside of the PRC, it shall be subject to the approval procedures in accordance with relevant PRC regulations. The relevant competent authorities, such as, CSRC, MOF, PRC National Administration of State Secrets Protection, and National Archives Administration of China will regulate, supervise and inspect pursuant to their respective statutory mandates over matters of Confidentiality and Archives Administration concerning overseas offering and listing by domestic companies. As Confidentiality and Archives Administration is newly promulgated, there is substantial uncertainty regarding their specific requirements. If we fail to comply with related laws and regulations, we may be subject to fines, confiscation, blocking transmission or criminal offense. We have taken measures to adopt management systems for the compliance of Confidentiality and Archives Provisions. We believe our listing does not involve national secrets, work secrets of governmental agencies and undermine national and public interests. There is no assurance that we will be able to meet all applicable regulatory requirements and guidelines, or comply with all applicable regulations at all times, or that we will not be subject to fines or other penalties in the future as a result of regulatory inspections.

Cash Transfers and Dividend Distribution

Our corporate structure is a direct holding structure, that is, the overseas entity listed in the U.S., Gulf Resources, Inc., a Nevada corporation (“Gulf Resources”), controls SCHC (the “WFOE”), SYCI and DCHC through the Hong Kong company, Hong Kong Jiaxing Industrial Limited, or Hong Kong Jiaxing.

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

In the reporting periods presented in this annual report, no cash and other asset transfers have occurred among the Company and its subsidiaries; and no dividend or distribution of a subsidiary has been made to the Company or to the shareholders of the Company. For the foreseeable future, the Company does not expect to pay any cash dividends.

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

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends, and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Holding Foreign Company Accountable Act

Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act (“HFCAA”), if the PCAOB is unable to adequately inspect audit documentation located in China, or investigate our auditor. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law, and amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. Our auditor, GGF CPA LTD., Certified Public Accountants, is a China-based accounting firm registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in the China and is subject to inspection by the PCAOB on a regular basis. On August 26, 2022, the PCAOB signed the Protocol with the CSRC, and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s control. The PCAOB is continuing to demand complete access in China mainland and Hong Kong moving forward and was already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed.

Therefore, the PCAOB in the future may determine that it is unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. Our auditor’s working papers related to us, and our subsidiaries are located in China. If our auditor is not permitted to provide requested audit work papers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of our auditor through such inspections which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA, which would result in the delisting of our securities from the Nasdaq. See “Risk Factors - Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.”

Closure and rectification process of our Bromine, Crude Salt and Chemical Products factories

On September 1, 2017, the Company received letters from the People’s Government of Yangkou Town, Shouguang City to each of its subsidiaries, Shouguang City Haoyuan Chemical Company Limited and Shouguang Yuxin Chemical Industry Co., Limited, which stated that in an effort to improve the safety and environmental protection management level of chemical enterprises, the plants are requested to immediately stop production and perform rectification and improvements in accordance with the country’s new safety, environmental protection requirements. As a result, our facilities located in Yangkou Town were closed on September 1, 2017, to allow for rectification.

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

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019, to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received approval dated February 27, 2020, issued by the local governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020, allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid-March 2020 and commercial production on April 3, 2020, and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020. The Company received verbal notification from the government regarding Factory No. 8, allowing it to recommence production in August 2022. Factory No. 8 began contributing revenue in the fourth quarter of 2022.

Pursuant to a notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 15, 2024, until February 12, 2025. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed operations at the bromine and crude salt factories as scheduled in February 2025.

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

We secured the land for our upcoming chemical factory and obtained the final approval regarding environmental protection assessment. Construction of the new chemical facilities located at Bohai Marine Fine Chemical Industrial Park, commenced in June 2020. Initially, the construction was projected to last around one year, with an additional six months for equipment installation and testing, However, due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been postponed. The Company has received refrigeration and air compressor units. The estimated total cost for the relocation process is approximately $69 million. As of December 31, 2024, and 2023, the Company incurred relocation costs in the amount of $45,584,344 and $45,584,344, respectively. Additionally, the procurement of the final equipment for our chemical factory has been postponed until we have a better understanding of the potential for derivative bromine products. We anticipate proceeding with the completion of its chemical factory in due course. However, in the event that the Chinese economy persists in its weakness and if we perceive this trend to be ongoing, there is a possibility that the chemical factory could be repurposed for the production of Sodium- Ion batteries.

In January 2017, the Company completed the construction of the first brine water and natural gas well field in Daying County, Sichuan Province, and commenced trial production in January 2019. On May 29, 2019, the Company received verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, mandating the need for project approval for its Daying well, encompassing the entire natural gas and brine water project. This also includes approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals are obtained, the Company must temporarily suspend trial production at its natural gas well in Daying. Additionally, in compliance with the Chinese government new policies, the Company is required to obtain an exploration license for bromine and a mining license for natural gas. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in natural gas production. The Company is engaged in ongoing discussions with the government of Daying County regarding the establishment of a joint venture for the exploration and production of natural gas and brine products in Sichuan.

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

Bromine and Crude Salt

We manufacture and distribute bromines through our wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited, or SCHC. Bromine is a halogen element. It is a red volatile liquid at standard room temperature which has reactivity between chlorine and iodine. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine is also used to form intermediates in organic synthesis, which is somewhat preferable over iodine due to its lower cost. Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants.

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

Processing of Bromine

Natural brine is a complicated salt-water system, containing many ionic compositions in which different ions have close interdependent relationships, and which can be reunited to form many dissolved soluble salts such as sodium chloride, potassium chloride, calcium sulfate, potassium sulfate and other similar soluble salts. The goal of natural brine processing is to separate and precipitate the soluble salts or ions away from the water. Due to the differences in the physical and chemical characteristics of brine samples, the processing methods are varied and can result in inconsistency of processing and varied technical performance for the different useful components from the natural brine.

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI. At the present time, SYCI is closed pursuant to the letter from government dated November 24, 2017. It is being relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City. SYCI paid $8,846,282 for a 50-year lease of a piece of land for its new factories at Bohai Marine Fine Chemical Industrial Park in December 2017 and leased another piece of land from the third party for its new chemical factory. We received the final approval for our new chemical factory and started construction in June 2020.

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

Sales and Marketing

We have an in-house sales staff of 7 people. Our customers send their orders to us first. Our in-house sales staff then attempts to satisfy these orders based on our actual production schedules and inventories on hand. Many of our customers have a long-term relationship with us. We expect this to continue due to stable demand for mineral products, however, these relationships cannot be guaranteed in the future.

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

During each of the years ended December 31, 2024, and 2023, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $2,049,988 and $2,971,467, respectively, or approximately 100% and 100% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 38% and 38%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2024, and 2023, the net revenue for the chemical products was $0.

During each of the years ended December 31, 2024, and 2023, the net revenue for the natural gas was $61,207 and $150,861.

Principal Suppliers

Our principal external suppliers are Laizhou Shengfu Chemical Company Limited, Weifang Wanhong Chemical Company Limited, Shandong Xinlong International Trade Company Limited, Shouguang Runfeng trading Company Limited.

During the year ended December 31, 2024, and 2023, we purchased 100% of raw materials for our bromine and crude production from our top four suppliers.

During the year ended December 31, 2024, and 2023, we did not purchase any raw materials for chemical products production. This supplier’s concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of keen competition and the trend of less bromine contraction of brine water being extracted in Shouguang City, Shandong Province, the Company intended to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. On January 30, 2015, we announced that we had found natural gas resources under our bromine well in Sichuan Province. On November 23, 2015, the Company’s subsidiary SCHC entered into an agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt). In January 2017, the Company completed the construction of the first brine water and natural gas well field in Sichuan Province. Subsequently, the Company found some issues related to water and other potential impurities in natural gas during trial production. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company completed the test production at its first natural gas well in Sichuan Province and commenced trial production in January 2019.

On May 29, 2019, the Company received verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, mandating the need for project approval for its Daying well, encompassing the entire natural gas and brine water project. This also includes approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals are obtained, the Company must temporarily suspend trial production at its natural gas well in Daying. Additionally, in compliance with the Chinese government new policies, the Company is required to obtain an exploration license for bromine and a mining license for natural gas. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in natural gas production. The Company is engaged in ongoing discussions with the government of Daying County regarding the establishment of a joint venture for the exploration and production of natural gas and brine products in Sichuan.

On September 1, 2017, the Company received notification from the Government of Yangkou Town, Shouguang City of PRC that production at all its factories must be halted immediately. This was required for the Company to perform rectification and improvement in compliance with the new local safety and environmental protection requirements.

The Company has worked closely with the county authorities to develop rectification plans for its bromine and crude salt businesses, reaching an agreement on a plan in October 2017. During the fiscal year ended December 31, 2018, the Company incurred $16,243,677 in the rectification and improvements of plant and equipment of the bromine and crude salt factories resulting in a cumulative amount of $34,182,329 incurred as of December 31, 2018. The Shouguang City Bromine Association, on behalf of all the bromine producers in Shouguang, initiated negotiations with the local government agencies. The local governmental agencies acknowledged the fact that their initial requirements for the bromine industry did not include the project, the planning and land use rights approvals, which were later introduced by the provincial government as new requirements. The Company understood from the local government that local government was coordinating with various government agencies to solve these three outstanding approval issues in a timely manner and that all impacted bromine plants are not allowed to commence production prior to obtaining those approvals. In April 2019, Factory No.1, Factory No.5 and Factory No.7 (Factory no. 5 is considered part of Factory no.7 and both are managed as one factory since 2010) resumed operations upon receipt of verbal notification from local government of Yangkou County. Then, on May 7, 2019, the Company renamed its Subdivision Factory No. 1 to Factory No. 4; and Factory No. 5 (previously integrated with Factory No. 7) as the new Factory No. 7.

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s all bromine facilities, including Factory No.1 and Factory No. 7, to temporarily stop production from December 16, 2019, to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received approval dated February 27, 2020, issued by the local governmental authority which allows us to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020, to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s factories No.7 and No.1 started trial production in middle March 2020, and commenced commercial production on April 3, 2020.

The Company received oral notification from the government regarding Factory No. 8, allowing it to resume production in August 2022. Factory No.8 began contributing revenue in the fourth quarter of 2022.

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 15, 2024, until February 12, 2025. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed preparation operations at the bromine and crude salt factories as scheduled in February 2025.

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

In January 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the planned Yuxin Chemical factory. Construction of the new chemical facilities at Bohai Marine Fine Chemical Industrial Park commenced in June 2020, with the bulk of the civil engineering works completed by the end of June 2021. However, due to the supply chain issues as well as the electric restrictions in China, the delivery of some equipment, along with the equipment installation and testing and beginning trial production at the chemical factory, was delayed. On February 22, 2022, the Company announced that discussions with the government had led to an easing of electricity restrictions. As a result, the Company re-engaged with its suppliers to proceed with the production and delivery of the remainder of the equipment, aiming to finish installation and begin testing and trial production. At this stage, the Company also began preparation work for its application for safety and environmental assessment. Additionally, the procurement of the final equipment for our chemical factory has been postponed until we have a better understanding of the potential for derivative bromine products. We anticipate proceeding with the completion of its chemical factory in due course. However, in the event that the Chinese economy persists in its weakness and if we perceive this trend to be ongoing, there is a possibility that the chemical factory could be repurposed for the production of Sodium-Ion batteries.

Competition

To date, our sales have been limited to customers within the PRC, and we expect that our sales will remain primarily domestic for the immediate future. Our marketing strategy involves developing long-term ongoing working relationships with customers based on large multi-year agreements which foster mutually advantageous relationships.

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

Government Regulation and Permissions Required from the PRC Authorities for Our Operations

Since all of our operations are conducted in China through our PRC wholly-owned subsidiaries, the Chinese government has significant authority in regulating our operations and may intervene or influence our operations at any time, which could result in a material adverse change in our operations and the value of our common stock. see “Item 1A. Risk Factors — Risks Related to Doing Business in China.”

The following is a summary of the principal governmental laws and regulations that are applicable to our operations in the PRC. The scope and enforcement of many of the laws and regulations described below are uncertain. We cannot predict the effect of further developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws. For more details, see “Item 1A. Risk Factors — Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system could adversely affect us.”

China has been reinforcing the environmental requirements for the entire chemical industry, demanding the closure or rectification of those factories that do not meet the emission requirements and are highly polluting. In early 2017, the government announced the closure or relocation of those chemical industry facilities that are close to residential areas, and the new environmental law officially came into full effect in January 2018.

In the natural resources sector, the PRC and the various provinces have enacted a series of laws and regulations over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation. The “China Mineral Resources Law” declares state ownership of all mineral resources in the PRC. However, mineral exploration rights can be purchased, sold and transferred to foreign owned companies. Mineral resource rights are granted by the Central Government permitting recipients to conduct mineral resource activities in a specific area during the license period. These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the Central Government a natural resources tax in an amount equal to a percent of annual crude salt sales and tones of bromine sold. Shandong Province has determined that bromine is to be extracted only by licensed entities, and we hold one of such licenses. Despite the Province desire to limit extraction to licensed entities hundreds of smaller operations have continued to extract bromine without licenses.

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

We engage in the manufacturing and trading of bromine through our PRC wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”), which holds the licenses for bromine and crude salt mining and production. Shouguang Hengde Salt Industry Co. Ltd (“SHSI”) is in the business of trading crude salt. No operational license is required for such business activity. Shouguang Yuxin Chemical Industry Company Limited (“SYCI”) had entered into an equity transfer agreement with Shandong Rongyuan Pharmaceutical Co., Ltd. (the “Purchaser”) to sell 100% of the equity interests of SYCI. To further explore and develop natural gas and brine resources (including bromine and crude salt) within the PRC in Sichuan Province, the Company established Daying County Haoyuan Chemical Company Limited (“DCHC”). DCHC is currently in discussions with government authorities regarding permits for mining natural gas and halogen water.

Recently, the PRC government has initiated a series of regulatory actions and made a number of public statements on offerings that are conducted overseas and/or involved foreign investment in China-based issuers, including the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, (promulgated by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council on July 6, 2021). The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to listing on U.S. exchange from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we and all of our PRC subsidiaries are not required to fulfill filing procedures and obtain approvals from the CSRC to continue to offer our securities or operate our business as of the date of this annual report. In addition, to date, none of us and our PRC subsidiaries has received any filing or compliance requirements from CSRC for the listing of the Company at Nasdaq and all of its overseas offerings. Furthermore, based on our understanding of the current PRC laws, we believe that the CSRC’s approval is not required to be obtained for the Company’s listing on Nasdaq; however, there are substantial uncertainties regarding the interpretation and application of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors(“M&A Rules”), other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein.

On February 24, 2023, the CSRC published the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Provisions on Confidentiality and Archives Administration”), which came into effect on March 31, 2023. The Provisions on Confidentiality and Archives Administration require that, in the process of overseas issuance and listing of securities by domestic entities, the domestic entities, and securities companies and securities service institutions that provide relevant securities service shall strictly implement the provisions of relevant laws and regulations and the requirements of these provisions, establish and improve rules on confidentiality and archives administration. Where the domestic entities provide with or publicly disclose documents, materials or other items related to the state secrets and government work secrets to the relevant securities companies, securities service institutions, overseas regulatory authorities, or other entities or individuals, the companies shall apply for approval of competent departments with the authority of examination and approval in accordance with law and report the matter to the secrecy administrative departments at the same level for record filing. Where there is unclear or controversial whether or not the concerned materials are related to state secrets, the materials shall be reported to the relevant secrecy administrative departments for determination. However, there remain uncertainties regarding the further interpretation and implementation of the Provisions on Confidentiality and Archives Administration.

As of the date of this annual report, we and our PRC subsidiaries have obtained all requisite licenses and permits from thePRC government authorities needed for the business operations of our PRC subsidiaries in China, and no permission or approval has been denied. Further, the Company is awaiting governmental approval for Factories No. 2 and No.10 as of the date of this annual report. For more details, please see “Item 1. Business - Business Strategy - Expansion of Production Capacity to Meet Demand.”

As of the date of this annual report, we and our PRC subsidiaries have not been involved in any investigations or review initiated by any PRC regulatory authority, not having any of them received any inquiry, notice or sanction for the business operation, accepting foreign investment or listing on the Nasdaq Stock Market. In addition, as of the date of this annual report, we believe that under the currently effective PRC laws and regulations, we and our PRC subsidiaries are not required to obtain approval or permission from the CSRC or the CAC or any other entity that is required to approve our PRC subsidiaries’ operations or required for us to offer securities to foreign investors under any currently effective PRC laws, regulations, and regulatory rules. If it is determined that we are subject to filing requirements imposed by the CSRC under the Overseas Listing Regulations or approvals from other PRC regulatory authorities or other procedures, including the cybersecurity review under the revised Cybersecurity Review Measures, for our future offshore offerings, it would be uncertain whether we can or how long it will take us to complete such procedures or obtain such approval and any such approval could be rescinded. Any failure to obtain or delay in completing such procedures or obtaining such approval for our offshore offerings, or a rescission of any such approval is obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to file with the CSRC or failure to seek approval from other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our common stock.

Given the uncertainties of interpretation and implementation of laws and regulations and the enforcement practice by government authorities, we may be required to obtain additional licenses, permits, filings or approvals for our business and operations in the future. We cannot assure you that we will be able to obtain, in a timely manner or at all, or maintain such licenses, permits or approvals, and we may also inadvertently conclude that such permissions or approvals are not required. Any lack of or failure to maintain requisite approvals, licenses or permits applicable to us or our PRC subsidiaries may have a material adverse impact on our business, results of operations, financial condition and prospects, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, and cause the value of our securities to significantly decline or become worthless. For more details, see “Item 1A. Risk Factors - Risks Related to Doing Business in China - If the Chinese government were to impose new requirements for approval from the PRC Authorities to issue our common stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.”

Human Capital Resources

Employee Profiles

As of December 31, 2024, we employed approximately 367 full-time employees, of whom approximately 77% are with SCHC, SHSI and DCHC, and 23% are with SYCI. Approximately 28% of our employees are management personnel and 4% are sales and procurement staff. None of our employees are represented by a union.

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

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from Nasdaq We and holders of our securities could be materially adversely impacted if our securities were delisted from Nasdaq. In particular:

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

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until some time after the violation. In addition, any administrative and court proceedings in the PRC may be protracted, resulting in substantial costs and diversion of resources and management attention.

If the Chinese government were to impose new requirements for approval from the PRC Authorities to issue our common stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

We face various legal and operational risks and uncertainties associated with having our operations in China and the complex and evolving PRC laws and regulations. The PRC government has significant authority in regulating our operations and may intervene or influence our operations at any time, which could result in a material adverse change in our operations and the value of our securities. The PRC government has recently indicated its intent to exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to listing on U.S. exchange from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. For more details, see “Item 1A. Risk Factors - Risks Related to Doing Business in China”

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. Currently, we and our PRC subsidiaries are not required to file for a cybersecurity review by the Cyberspace Administration of China, or the CAC, for our past issuance of securities to investors and maintaining our listing status on the Nasdaq, since our company already listed on Nasdaq before promulgation of the Trial Measures is not required to file for a cybersecurity review by the CAC to maintain our listing status on the Nasdaq Stock Market LLC, or the Nasdaq on which our securities have been listed. Even though we are not required to complete the filing procedures with the CSRC for our historical issuance of securities, we may be required by the Trial Measures to file with the CSRC in connection with future securities offerings and listings outside of mainland China, including follow-on offerings, issuance of convertible bonds, offshore relisting after going-private transactions, and other equivalent offering activities. There remain substantial uncertainties about the interpretation, application and implementation of the laws and regulations relating to the CSRC filing and CAC cybersecurity review. If we fail to obtain any requisite approvals with respect to future offerings ofour equity securities to foreign investors, or if we inadvertently conclude that such permissions or approvals are not required, or if the applicable laws, regulations or interpretations thereof change and we become subject to the requirement of additional permissions or approvals in the future, our ability to execute our financing and equity offering plans may be significantly limited or completely hindered. Any lack of or failure to maintain requisite approvals, licenses or permits applicable to us or our PRC subsidiaries may have a material adverse impact on our business, results of operations, financial condition and prospects, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, and cause the value of our securities to significantly decline or become worthless.

Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act, or HFCAA, was enacted on December 18, 2020, as amended by the Consolidated Appropriations Act, 2023. The HFCAA states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such ordinary shares from being traded on a national securities exchange or in the over-the-counter trading market in the U.S.

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

As of the date of this annual report, the PCAOB has not issued any new determination that it is unable to inspect or investigate completely registered public accounting firms headquartered in any jurisdiction. As a result, we do not expect to be identified as a “Commission-Identified Issuer” under the HFCAA for the fiscal year ended December 31, 2024, after we filed our annual report on Form 10-K for such fiscal year. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law, which amended the HFCAA (i) to reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, and (ii) so that any foreign jurisdiction could be the reason why the PCAOB does not have complete access to inspect or investigate a company’s auditors. As it was originally enacted, the HFCAA applied only if the PCAOB’s inability to inspect or investigate because of a position taken by an authority in the foreign jurisdiction where the relevant public accounting firm is located. As a result of the Consolidated Appropriations Act2023, the HFCAA now also applies if the PCAOB’s inability to inspect or investigate the relevant accounting firm is due to a position taken by an authority in any foreign jurisdiction. The denying jurisdiction does not need to be where the accounting firm is located. However, whether the PCAOB will be able to continue to conduct inspections and investigations completely to its satisfaction of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong are subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control, including positions taken by authorities of the PRC. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA.

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

We conduct substantially all of our operations in China, and substantially all of our assets are located in China. In addition, our current officers reside within China and are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those people inside the PRC. In addition, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the U.S. and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

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

Any funds we transfer to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign- invested enterprises, or FIEs, in China, capital contributions to our PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce, or MOFCOM or its local branches and registration with a local bank authorized by the State Administration of Foreign Exchange, or SAFE. In addition, (i) a foreign loan of less one year duration procured by our PRC subsidiaries is required to be registered with SAFE or its local branches and (ii) a foreign loan of one year duration or more procured by our PRC subsidiaries is required to be applied to the National Development and Reform Commission, or NDRC, in advance for undergoing recordation registration formalities. Any medium or long-term loan to be provided by us to our PRC operating subsidiaries must be registered with the NDRC and the SAFE or its local branches. We may not be able to complete such registrations on a timely basis, with respect to future capital contributions or foreign loans by us to our PRC Subsidiary. If we fail to complete such registrations, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect as of June 1, 2015. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange-related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to use Renminbi converted from the net proceeds of this offering to fund our PRC operating subsidiary, to invest in or acquire any other PRC companies through our PRC Subsidiary, which may adversely affect our business, financial condition and results of operations.

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

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations for our fiscal years ended December 31, 2024, and 2023, and changes in financial condition during those years. The Consolidated Financial Statements for the year ended December 31, 2024, have been restated to correct prior period misstatements. The discussion and tables included below have been corrected to reflect the restatements. For more information see Note 23 – Restatement of Previously Issued Financial Statements in the Consolidated Financial Statements of this Annual Report on Form 10-K. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” included at the beginning of this Annual Report on Form 10-K. The risks and uncertainties can cause actual results to differ significantly from those forecasts in forward-looking statements or implied in historical results and trends.

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

The Shouguang City Bromine Association, on behalf of all the bromine producers in Shouguang, initiated negotiations with the local government agencies. The local governmental agencies acknowledged the fact that their initial requirements for the bromine industry did not include the project, the planning and the land use rights approvals, which were later introduced by the provincial government as new requirements. The Company understood from the local government that local government was coordinating with various government agencies to solve these three outstanding approval issues in a timely manner and that all impacted bromine plants will not be allowed to commence production prior to obtaining those approvals. In February 2019, the Company received a notification from the local government of Yangkou County that its Factories No. 1, No. 4, No. 7 and No. 9 passed inspection and were allowed to resume operations. In April 2019, Factory No. 1 and No. 7 resumed operations.

Subsequently, the Company received approval dated February 27, 2020 issued by the local governmental authority which allows us to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020, to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s factories No.7 and No.1 started trial production in middle-March, 2020, and commenced commercial production on April 3, 2020.

The Company received oral notification from the government regarding Factory No. 8, allowing it to resume production in August 2022. Factory No.8 began contributing revenue in the fourth quarter of 2022.

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 15, 2024, until February 12, 2025. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed preparation operations at the bromine and crude salt factories as scheduled in February 2025.

Chemical Products

On November 24, 2017, the Company received a letter from the People’s Government of Yangkou County, Shouguang City notifying the Company that due to the new standards and regulations relating to safety production and environmental pollution, from certain local governmental departments, such as the municipal environmental protection department, the security supervision department and the fire department, its chemical enterprises would have to be relocated to a new industrial park called Bohai Marine Fine Chemical Industry Park. Although our chemical companies were in compliance with regulations, they were also close to a residential area. As a result, the government determined we should relocate to the Bohai park. Chemical companies that are not being asked to move into the park are being permanently closed. Since our factories closed, the Company has secured from the government the land use rights for its chemical plant. On January 6, 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. Construction of the new chemical facilities at Bohai Marine Fine Chemical Industrial Park commenced in June 2020. Initially, the construction was projected to last around one year, with an additional six months for equipment installation and testing. However, due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been postponed. The Company has received refrigeration and air compressor units. Additionally, the procurement of the final equipment for our chemical factory has been postponed until we have a better understanding of the potential for derivative bromine products. We anticipate proceeding with the completion of its chemical factory in due course. However, in the event that the Chinese economy persists in its weakness and if we perceive this trend to be ongoing, there is a possibility that the chemical factory could be repurposed for the production of Sodium-Ion batteries.

Natural Gas

In January 2017, the Company completed the construction of the first brine water and natural gas well field in Daying County, Sichuan Province, and commenced trial production in January 2019. On May 29, 2019, the Company received verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, mandating the need for project approval for its Daying well, encompassing the entire natural gas and brine water project. This also includes approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals are obtained, the Company must temporarily suspend trial production at its natural gas well in Daying. Additionally, in compliance with the Chinese government new policies, the Company is required to obtain an exploration license for bromine and a mining license for natural gas. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in natural gas production. The Company is engaged in ongoing discussions with the government of Daying County regarding the establishment of a joint venture for the exploration and production of natural gas and brine products in Sichuan.

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

RESULTS OF OPERATIONS.

Year ended December 31, 2024 as compared to year ended December 31, 2023

	Years ended
	December 31, 2024 (Restated)	December 31, 2023	Percent Change Increase/ (Decrease)
Net Revenue	$7,661,010	$30,043,790	(75%)
Cost of Net Revenue	$(14,746,741)	$(28,089,953)	(48%)
Gross (Loss)/Profit	$(7,085,731)	$1,953,837	(463%)
Sales and Marketing Expense	$(46,264)	$(59,055)	(22%)
Direct labor and factory overheads incurred during plant shutdown	$(8,880,643)	$(9,544,675)	(7%)
General and Administrative Expenses	$(6,235,931)	$(4,240,832)	47%
Loss from Operations	$(22,248,569)	$(11,890,725)	87%
Other Income, Net	$(62,113)	$144,919	(143%)
Expenditure on water pollution treatment	$—	$(46,510,856)	(100%)
Loss on disposal of property, plant and equipment	$(29,169,008)	$—	N/A
Impairment of Property, plant and equipment	$(6,772,500)	$—	N/A
Loss before Taxes	$(58,252,190)	$(58,256,662)	(0%)
Income Tax Expense (Benefit)	$(1,648,182)	$(3,538,617)	(53%)
Net Loss	$(59,900,372)	$(61,795,279)	(3%)

Net Loss of $59,900,372 for year 2024 was mainly attributable to decreased sales and reduced margins. The company also suffered a loss of $29,169,008 and $6,772,500 on retirement of fixed assets and impairment of fixed assets. Additionally, the compensation expenses amounted to $194,700 for shares issued to company employees, officers and consultants for the year 2024.

Net Loss of $61,795,279 for year 2023 was mainly attributable to decreased sales and reduced margins. Additionally, the compensation expenses amounted to $451,350 for shares issued to company employees, officers and consultants for the year 2023. The Company also incurred losses of $46,510,856 on a flood prevention project.

Net Revenue The table below shows the changes in net revenue in the respective segments of the Company for the fiscal year 2024 compared to the same period in 2023:

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

Chemical products segment

For the years ended December 31, 2024, and December 31, 2023, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

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

Cost of net revenue primarily includes costs of the raw materials consumed, the direct salaries and benefits for production staff, electricity costs, depreciation and amortization of manufacturing plants and machinery, and other manufacturing-related costs. Our cost of net revenue was $14,746,741 for the year ended December 31, 2024, representing a $13,343,212 (or 48%) decrease compared to the preceding year. The decrease in costs was mainly due to a significant decrease in sales volume.

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

Natural Gas segment

Cost of net revenue for our natural gas segment for the year ended December 31, 2024, and 2023 was $294 and $679.

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

Direct labor and factory overheads were incurred during plant shutdown. On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC stating that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) amounted to $8,880,643 and $9,544,675 for fiscal years 2024 and 2023, which were presented as operating expenses instead of in cost of revenue. The decrease in direct labor and factory overhead costs was primarily attributable to the factories operation status during the fiscal year 2024 and year 2023, respectively. These five factories (including No.1, No.4,No.7,No.8 and No.9)were in production during the year 2024.

General and Administrative Expenses. General and administrative expenses were $6,235,931 for the year ended December 31, 2024, representing an increase of $1,995,099 (or 47%) as compared to $4,240,832 for the same period in 2023. The increase was mainly contributed by an increase in bad debt expenses.

Loss from Operations. Operating loss was $22,248,569 for the fiscal year 2024, compared to a loss of $11,890,725 in the same period in 2023.

	Income (loss) from Operations by Segment
	Year ended December 31, 2024 (Restated)		Year ended December 31, 2023
Segment:		% of total		% of total
Bromine	$(17,455,130)	81.2%	$(10,005,755)	90.1%
Crude Salt	$(668,110)	3.1%	$640,309	(5.8%)
Chemical Products	$(3,185,472)	14.8%	$(1,653,349)	14.9%
Natural Gas	$(195,364)	0.9%	$(86,284)	0.7%
Loss from operations before corporate costs	$(21,504,076)	100%	$(11,105,079)	100%
Corporate costs	$(744,493)		$(785,646)
Loss from operations before taxes	$(22,248,569)		$(11,890,725)

Bromine segment

Loss from operations from our bromine segment was $17,455,130 for the fiscal year 2024, compared to a loss of $10,005,755 in the same period in 2023. This decrease was due to a decrease in bromine unit price of 27% and a decrease in volume of 72%.

Crude salt segment

Loss from operations from our crude salt segment was $668,110 for fiscal year 2024 compared to an income of $640,309 in the same period in 2023. The main reason for the decline in crude salt in 2024 compared with 2023 is that the unit price of sales is down by 13%, and the sales volume is also down by 20%.

Chemical products segment

Loss from operations from our chemical products segment was $3,185,472 for the fiscal year 2024, compared to a loss of $1,653,349 in the same period in 2023.

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

Loss on disposal of property, plant and equipment. Loss on disposal of property, plant and equipment was $29,169,008 in the fiscal year 2024. In June 2024, considering the bromide well and transmission channel have been in use for many years, the Company conducted a site inspection and found that some wells and channels were seriously damaged by water seepage which in turn required write-off or new construction, and the write-off amount is $29,169,008.

Impairment of property, plant and equipment. Impairment of property, plant and equipment was $6,772,500 in the fiscal year 2024. In December 2024, due to the delayed completion of some machinery and equipment of Yuxin Chemical's new plant resulting from the impact of the current market environment, our company hired professional evaluators to perform impairment tests on these assets. The latter determined impairment was $6,772,500.

Net Loss. Net loss was $59,900,372 for the fiscal year 2024, compared to net loss of $61,795,279 in the preceding year.

Net Loss Per Share

For the fiscal year 2024, net loss per share was $54.88 compared to net loss per share of $58.16 in the preceding year. There were 1,091,562 shares outstanding compared to 1,091,562 shares

Foreign Currency Translation Adjustment

For the fiscal year 2024, the Company had a negative foreign currency translation adjustment of $2,730,049 versus a negative adjustment of $5,025,980 in the previous year. This adjustment impacts all balance sheet translations into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, cash and cash equivalents were $10,075,162 as compared to $72,223,894 as of December 31, 2023. The components of this decrease of $62,148,732 are reflected below.

Statement of Cash Flows

	Years Ended December 31
	2024 (Restated)	2023
Net cash provided by (used in) operating activities	$675,826	$(32,751,851)
Net cash used in investing activities	$(28,948,917)	$—
Net cash used in financing activities	$(31,851,811)	$(267,810)
Effects of exchange rate changes on cash and cash equivalents	$(2,023,830)	$(2,982,659)
Net decrease in cash and cash equipment	$(62,148,732)	$(36,002,320)

For the fiscal years 2024 and 2023, we met our working capital and capital investment requirements by using cash flows from operations and cash on hand.

Net Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2024, cash flow used in operating activities of approximately $0.68 million was mainly due to a net loss of $59.9 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $15.82 million, impairment of property, gain on disposal of equipment of $29 million, plant and equipment of $6.8 million and an decrease in account receivable of $4.26 million.

During the year ended December 31, 2023, cash flow used in operating activities of approximately $32.75 million was mainly due to a net loss of $61.8 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $27.13 million and an increase in accounts and other payable and accrued expenses of $1.11 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2024, and 2023.

	December 31, 2024		December 31, 2023
		% of total		% of total
Aged 1-30 days	$419,581	74%	$2,040,377	42%
Aged 31-60 days	144,942	26%	2,460,233	51%
Aged 61-90 days	—	—	365,086	7%
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$564,523	100%	$4,865,696	100%

The overall accounts receivable balance as of December 31, 2024, decreased by $4,301,173, compared to those of December 31, 2023. The decrease was mainly due to the decrease in the amount of accounts receivable in the current period as a result of the decrease in sales revenue. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluations on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	December 31, 2024		December 31, 2023
		% of total		% of total
Raw materials	$10,610	3%	$32,840	5%
Finished goods	304,761	97%	544,389	95%
Total	$315,371	100%	$577,229	100%

The net inventory level as of December 31, 2024, decreased by $261,858, as compared to the net inventory level as of December 31, 2023, one of the main reasons for the reduction in inventories was the decline in sales.

Raw materials decreased by $22,230 as of December 31, 2024, as compared to December 31, 2023.

Finished goods decreased by $239,628 as of December 31, 2024, as compared to December 31, 2023.

Net Cash Used In Investing Activities

For the fiscal year 2024, we used approximately $28.92 million for purchase of fixed assets.

For the fiscal year 2023, we used $0 for investing activities.

Net Cash Used In Financing Activities

For the fiscal year 2024 and 2023, we used $31.87 and $0.3 million to repay finance lease obligations.

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

We may not be able to identify, successfully integrate or profitably manage any business or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management’s attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. We may effect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.

Going Concern Consideration

The consolidated financial statements are prepared on the going concern basis, meaning that the enterprise is expected to realize the assets and settle the liabilities through normal business operations. However, the going concern of the enterprise relies on many factors, such as profitable operations, generating operating cash flows, obtaining financing, etc.

The company assesses its liquidity by monitoring cash and cash equivalents, as well as operating and capital expenditure commitments. As of December 31, 2024, As of Dec 31, 2024, the Company had current assets of $17.45 million and current liabilities of $12.98 million. As a result, the surplus was $4.47 million, and it has suffered losses in both the fiscal years of 2024 and 2023 as well. If it is unable to raise additional funds, it may need to take measures such as cutting administrative and operational costs and save funds.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments on December 31, 2024, is provided in the notes to our consolidated financial statements.

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

Depreciation of Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Expenditures for new facilities or equipment, and major expenditures for betterment of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives. All other ordinary repair and maintenance costs are expensed as incurred. Mineral rights are recorded at cost less accumulated depreciation and any impairment losses. Mineral rights are amortized ratably over the term of the lease, or the equivalent term under the units of production method, whichever is shorter. In some situations, the life of the asset may be extended or shortened if circumstances arose that would lead us to believe that the estimated life of the asset has changed. The life of leasehold improvements may change based on the extension of lease contracts with our landlords. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods.

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

We use annualized historical stock price volatility, which is deemed to be appropriate to serve as the expected volatility of our stock price and is assumed to be constant and prevailing. The expected term represents the weighted-average period that our stock options are expected to be outstanding. The expected life is based on historical option exercise pattern.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID #2729)	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F6 – F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-41

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gulf Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gulf Resources, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2024 and 2023, the related notes, and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the year ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct Previously Issued Consolidated Financial Statements

As discussed in Note 23 to the Financial Statements, the consolidated financial statements for the years ended December 31, 2024 and 2023 have been restated.

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

Property, plant and equipment, net

As described in Note 1 to the consolidated financial statements, property, plant and equipment consisted of facilities for products, mineral rights, constructions in process and producing oil and gas properties. The Company reviews the economic benefits associated with the item purchased periodically. Once the Company determines the likelihood of economic benefits associated is probable, the item would be recognized as an asset.

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

Guangzhou, Guangdong, China

PCAOB NO: 2729

July 27, 2026

GULF RESOURCES, INC.

AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31, 2024	December 31, 2023
	(Restated)	(Restated)
Current Assets
Cash	$10,075,162	$72,223,894
Accounts receivable, net	564,523	4,865,696
Inventories, net	315,371	577,229
Prepayments and deposits	6,376,656	8,395,290
Amount due from related parties	25,040	—
Other receivables	94,074	7,482
Total current assets	17,450,826	86,069,591
Non-Current Assets
Property, plant and equipment, net	89,431,050	112,227,512
Finance lease right-of use assets	45,155,288	10,043,626
Operating lease right-of-use assets	6,169,855	6,699,784
Prepaid land leases, net of current portion	9,615,269	9,772,170
Deferred tax assets, net	—	1,859,025
Total non-current assets	150,371,462	140,602,117
Total Assets	167,822,288	226,671,708

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$6,445,277	$8,833,936
Taxes payable-current	113,999	475,630
Advance from customer	—	42,705
Amount due to related parties	2,584,808	2,586,658
Finance lease liability, current portion	3,342,293	172,625
Operating lease liabilities, current portion	491,850	473,653
Total current liabilities	12,978,227	12,585,207
Non-Current Liabilities
Finance lease liability, net of current portion	5,089,884	1,312,950
Operating lease liabilities, net of current portion	6,941,602	7,525,255
Total non-current liabilities	12,031,486	8,838,205
Total Liabilities	25,009,713	21,423,412

Commitment and Contingencies	—	—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,120,145 and 1,120,145 shares issued; and 1,091,562 and 1,091,562 shares outstanding as of December 31, 2024 and 2023(1)	560	560
Treasury stock; 28,583 shares as of December 31, 2024 and 2023 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital(1)	101,712,325	101,712,325
Share to be issued	194,700	—
Retained earnings unappropriated	36,393,884	96,294,256
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(20,783,318)	(18,053,269)
Total Stockholders’ Equity	142,812,575	205,248,296
Total Liabilities and Stockholders’ Equity	$167,822,288	$226,671,708

(1) The shares and per share data are presented on a retroactive basis to reflect the stock split.

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

	Years Ended December 31,
	2024	2023
	(Restated)	(Restated)
NET REVENUE	$7,661,010	$30,043,790

OPERATING COSTS AND EXPENSE
Cost of revenues	(14,746,741)	(28,089,953)
Sales and marketing expenses	(46,264)	(59,055)
Direct labor and factory overheads incurred during plant shutdown	(8,880,643)	(9,544,675)
General and administrative expenses	(6,235,931)	(4,240,832)
TOTAL OPERATING COSTS AND EXPENSE	(29,909,579)	(41,934,515)

LOSS FROM OPERATIONS	(22,248,569)	(11,890,725)

OTHER INCOME (EXPENSE)
Interest expense	(91,901)	(105,209)
Interest income	80,258	250,128
Other expenses, net	(50,470)	—
Loss on disposal of property, plant and equipment	(29,169,008)	—
Impairment of property, plant and equipment	(6,772,500)	—
Expenditure on water pollution treatment	—	(46,510,856)
INCOME BEFORE INCOME TAXES	(58,252,190)	(58,256,662)

INCOME TAX EXPENSE	(1,648,182)	(3,538,617)
NET LOSS	$(59,900,372)	$(61,795,279)

COMPREHENSIVE INCOME (LOSS):
NET LOSS	$(59,900,372)	$(61,795,279)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	(2,730,049)	(5,025,980)
TOTAL COMPREHENSIVE LOSS	$(62,630,421)	$(66,821,259)

BASIC AND DILUTED LOSS PER SHARE (1)	$(54.88)	$(58.16)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES(1):	1,091,562	1,062,466

(1) The shares and per share data are presented on a retroactive basis to reflect the stock split.

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in U.S. dollars)

	Common stock
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock(1)	Amount(1)	Treasury stock	Additional paid-in capital(1)	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT JANUARY 1, 2023(Restated)	1,090,645	1,062,062	28,583	$545	$(1,372,673)	$101,260,990	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Restricted shares issued for services	29,500	29,500	—	15	—	451,335	—	—	—	451,350
Currency translation adjustment	—	—	—	—	—	—	—	—	(5,025,980)	(5,025,980)
Net loss for year ended December 31, 2023	—	—	—	—	—	—	(61,795,279)	—	—	(61,795,279)
BALANCE AT DECEMBER 31, 2023(Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296

	Common stock									Accumulated
	Number	Number	Number				Additional	Retained	Retained	other
	of shares	of shares	of treasury		Treasury	Share to	paid-in	earnings	earnings	comprehensive
	issued(1)	outstanding(1)	stock(1)	Amount(1)	stock	be issued	capital(1)	unappropriated	appropriated	Income(loss)	Total
BALANCE AT JANUARY 1, 2024(Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	—	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Restricted shares to be issued for service	—	—	—	—	—	194,700	—	—	—	—	194,700
Currency translation adjustment		—	—	—	—	—	—	—	—	(2,730,049)	(2,730,049)
Net loss for year ended December 31, 2024	—	—	—	—	—	—	—	(59,900,372)	—	—	(59,900,372)
BALANCE AT DECEMBER 31, 2024(Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575

(1) The shares and per share data are presented on a retroactive basis to reflect the stock split.

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Years Ended December 31,
	2024 (Restated)	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,900,372)	$(61,795,279)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization on capital lease	200,025	96,914
Depreciation and amortization	15,819,827	25,860,222
Deferred tax asset	1,632,978	3,215,727
Stock-based compensation expense	194,700	451,350
Bad debt expense	1,669,002	431
Impairment of inventory	989,035	230,776
Impairment of property plant and equipment	6,772,500	—
Amortization of operating lease right-of-use asset	877,809	887,603
Amortization of finance lease right-of-use asset	3,045,602	1,279,367
Loss on disposal of property, plant and equipment	29,169,008	—
Changes in assets and liabilities
Accounts receivable	4,264,140	410,057
Inventories	(733,302)	769,543
Prepayment and deposits	248,817	(4,268,797)
Advance from customers	(42,471)	42,945
Other receivables	(87,515)	(6,849)
Accounts and Other payable and accrued expenses	(2,191,652)	1,114,904
Taxes payable	(357,954)	(213,480)
Lease liabilities	(894,351)	(827,285)
Net cash provided by (used in) operating activities	675,826	(32,751,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(28,923,642)	—
Interest-free loan lent to related parties	(25,275)	—
Net cash used in investing activities	(28,948,917)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance leases obligation	(31,866,665)	(267,810)
Proceeds from interest-free loan from a related party	14,854	—
Net cash used in financing activities	(31,851,811)	(267,810)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,023,830)	(2,982,659)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(62,148,732)	(36,002,320)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	72,223,894	108,226,214
CASH AND CASH EQUIVALENTS - END OF YEAR	$10,075,162	$72,223,894

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Expressed in U.S. dollars)

	Years Ended December 31,
	2024 (Restated)	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$1,520,292	$6,413,065
Interest on finance lease obligation	$200,025	$96,914
Paid for Flood Prevention Project	$—	$48,384,711
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

The company assesses its liquidity by monitoring cash and cash equivalents, as well as operating and capital expenditure commitments. As of December 31, 2024, As of Dec 31, 2024, the Company had current assets of $17.45 million and current liabilities of $12.98 million. As a result, the surplus was $4.47 million, and it has suffered losses in both the fiscal years of 2024 and 2023 as well. If it is unable to raise additional funds, it may need to take measures such as cutting administrative and operational costs and save funds.

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

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019, to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received approval dated February 27, 2020, issued by the local governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020, allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid-March 2020, and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May 6, 2020. The Company received verbal notification from the government regarding Factory No. 8, allowing it to recommence production in August 2022. Factory No. 8 began contributing revenue in the fourth quarter of 2022.

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 10, 2022, until February 1, 2023, 8:00 AM China Time. To comply with such notification, the Company had temporarily stopped production at its bromine facilities during the aforesaid period and reopened the operating bromine and crude salt factories in February 2023 as planned.

In April 2022, Shouguang Hengde Salt Industry Co. Ltd, our subsidiary, was incorporated in Shandong Province, China, for crude salt production and trading. This subsidiary was created in response to a new government policy that required bromine and crude salt companies to have separate registrations. The creation of this subsidiary and the separation of bromine and crude salt does not impact sales or overall profits. However, the establishment of this subsidiary has resulted in a reallocation of costs between bromine and crude salt.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(ii)	Chemical Segment

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction to the Bohai Marine Fine Chemical Industrial Park (“Bohai Park”). This is because the two plants are located in a residential area, and their production activities will impact the living environment of the residents. This is as a result of the country’s effort to improve the development of the chemical industry, manage safe production and curb environmental pollution accidents effectively, and ensure the quality of the living environment of residents. All chemical enterprises which do not comply with the requirements of the safety and environmental protection regulations will be ordered to shut down.

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

In January 2017, the Company completed the first brine water and natural gas well field construction in Daying located in Sichuan Province, China, and commenced trial production in January 2019. On May 29, 2019, the Company received a verbal notice from the government of Tianbao Town, Daying County, Sichuan Province, whereby the Company is required to obtain project approval for its well located in Daying, including the whole natural gas and brine water project, and approvals for safety production inspection, environmental protection assessment, and to solve the related land issue. Until these approvals have been received, the Company has to temporarily halt trial production at its natural gas well in Daying. In compliance with the Chinese government new policies, the Company is also required to obtain an exploration license and a mining license for bromine and natural gas, respectively. Pursuant to the Opinions of the Ministry of Natural Resources on Several Issues in Promoting the Reform of Mineral Resources Management (Trial) promulgated by the Ministry of Natural Resources of PRC on January 9, 2020, which came into effect on May 1, 2020, privately owned enterprises are allowed to participate in natural gas production. The Company plans to proceed with its applications for the natural gas and brine project approvals with related government departments until the governmental planning has been finalized.

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

(f)      Accounts receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at cost, net of allowance for doubtful accounts. The normal credit term extended to customers ranges between 90 and 240 days. The company reviews all receivables that exceed the term. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance and the Company considers the historical level of credit losses. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments within credit terms provided, an allowance may be required.

As of December 31, 2024, and December 31, 2023, the provision for doubtful debts was $29,711 and $25,060. The provision for doubtful accounts in the consolidated statements of comprehensive (loss) income for the years ended December 31, 2024, is $5,069.

(g)      Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited and Sichuan Rural Credit Union, which are not insured or otherwise protected. The Company placed $10,075,162 and $72,223,894 with these institutions as of December 31, 2024, and 2023, respectively. The Company has not experienced any losses in such accounts in the PRC.

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

Advances to supplier primarily consists of prepayments for purchase of raw materials and equipments for production purposes. The Company reviews its advances to suppliers on a periodic basis and determines the adequacy of provision when amounts outstanding are not likely to be collected in cash or utilized against receive of products. An allowance for doubtful is recorded in the period in which the Company cash collection or receipts of products is remote.

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

The Company’s depreciation and amortization policies on property, plant and equipment, other than mineral rights and construction in process, are as follows:

Useful life (in years)
Mineral rights	50
Leasehold Improvements	8 - 20
Plant and machinery (including protective shells, transmission channels and ducts)	3 - 8
Motor vehicles	5
Furniture, fixtures and equipment	3 - 8

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

The Company determines the existence of such impairment by measuring the expected future cash flow (undiscounted and without interest charges) and comparing such amount to the carrying amount of the assets. An impairment loss, if one exists, is then measured as the amount by which the carrying amount of the asset exceeds the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value of such assets less costs to sell. Asset impairment charges are recorded to reduce the carrying amount of the long-lived asset that will be sold or disposed of to their estimated fair values. Charges for asset impairment reduce the carrying amount of the long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

For the year ended December 31, 2024, and 2023, the Company determined that the impairment of long-lived assets was $6,772,500 and $nil, respectively.

(m)      Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $535,475 and $691,033 for the years ended December 31, 2024, and 2023, respectively.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized on January 1, 2019, based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected not to recognize operating lease ROU assets and liabilities arising from short-term lease.

Finance leases are initially recorded at the net present value of future minimum lease payments, which include certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance Lease Assets are presented separately on the Consolidated Balance Sheets.

(p)      Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the years ended December 31, 2024, and 2023, respectively. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated other comprehensive income (loss). The statement of comprehensive income (loss) is translated at average rate during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net loss for the reporting periods as part of general and administrative expenses. The statement of cash flows is translated at average rate during the reporting period, with the exception of the consideration paid for the acquisition of business which is translated at historical rates.

(r)      Revenue Recognition

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized at a point time when the control of the promised goods is transferred to the customers at an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Customers typically pay after the Company delivers and transfers the products to them in accordance with terms set forth in their contract. Revenue from contracts with customers is disaggregated in Note 18.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

For oil and gas properties, the successful efforts method of accounting is adopted. The Company carries exploratory well costs as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs, not meeting these criteria, are charged to expenses. Exploratory wells that discover potentially economic reserves in areas where major capital expenditure will be required before production would begin and when the major capital expenditure depends upon the successful completion of further exploratory work remain capitalized and are reviewed periodically for impairment.

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of December 31, 2024, and 2023.

The Company determines the fair value with the help from independent third party professional valuation specialists, and the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There are market valuation methods for property, plant and equipment that are used in the valuation, which are all classified in Level 3 of the valuation hierarchy.

The following table presents the Company’s assets measured at Market Valuation on a non-recurring basis for the years ended December 31, 2024:

Market Valuation Method at Reporting Date Using
Total
		Market	Quoted Prices			(Gain Loss)
		Valuation	in Active	Significant		for
		Method	Markets for	Other	Significant	the Year
		as of	Identical	Observable	Unobservable	Ended
		December	Assets	Inputs	Inputs	December
Years Ended		31,2024	(Level 1)	(Level 2)	(Level 3)	31, 2024
December 31,	Description	$	$	$	$	$
2024	Property, Plant and Equipment	27,149,774	—	—	27,149,774	6,772,500

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

(w)      Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 201807, Compensation - Stock Compensation (Topic 7I8), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The Company has elected to account for the forfeiture of stock-based awards as they occur.

(x)      New Accounting Pronouncements

Recent accounting pronouncements adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the Company, which is a smaller reporting company, ASU No. 2019-10 extends the effective dates for two years. The Company has evaluated the effect of the adoption of this standard on the consolidated financial statements and related disclosures. And the Company had adopted this standard beginning January 1, 2024.

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

The overall accounts receivable balance as of December 31, 2024, decreased by $4,301,173 compared to those of December 31, 2023. The decrease in accounts receivable is due to the decrease in sales revenue. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluations on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	December 31, 2024	December 31, 2023

Raw materials	$10,610	$32,840
Finished goods	1,545,521	804,046
Less: impairment	(1,240,760)	(259,657)
Inventory, net	$315,371	$577,229

The Company recorded impairment charges for slow moving inventory in the amounts of $989,035 and $230,776 for the years ended December 31, 2024, and 2023.

NOTE 4 – PREPAYMENTS AND DEPOSITS, NET

Prepayments and deposits consisted of the following:

	December 31, 2024	December 31, 2023
Prepayments and deposits	$8,025,110	$8,395,290
Provision for impairment	(1,648,454)	—
	$6,376,656	$8,395,290

For the year December 31, 2024, and 2023, the Company recorded provision of $1,663,933 and nil for the prepayments and deposits.

NOTE 5 – PREPAID LAND LEASES

The Company has the rights to use certain parcels of land located in Shouguang, Shandong, PRC, through lease agreements signed with local townships or the government authority. The production facilities and warehouses of the Company are located on these parcels of land. The lease term ranges from ten to fifty years. Some of the lease contracts were paid in one lump sum upfront and some are paid annually at the beginning of each anniversary date. These leases have no purchase option at the end of the lease term and were classified as operating leases prior to and as of January 1, 2019, when the new lease standard was adopted. Prior to January 2019, the prepaid land lease was amortized on a straight-line basis. As of January 1, 2019, all the leases in which term has commenced and were in use were classified as operating lease right-of-use assets (“ROU”). See Note 7.

In December 2017, the Company paid a one lump sum upfront amount of $8,846,282 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The amount paid was recorded as prepaid land leases, net of current portion in the consolidated balance sheet as of December 31 2024, and 2023. As of December 31, 2024, the prepaid land lease increased to $9,204,556 due to an additional amount paid for stamp duty and related land use rights fees. Amortization of this prepaid land lease will commence when the chemical factory is built and placed in service.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2024 (Restated)	December 31, 2023 (Restated)
At cost:
Mineral rights	$2,682,882	$2,722,997
Leasehold Improvements	3,507,367	3,563,053
Plant and machinery	143,839,420	185,738,906
Furniture, fixtures and office equipment	1,435,090	1,456,547
Motor vehicles	124,215	126,072
Construction in process	10,155,642	10,307,491
Total	161,744,616	203,915,066
Less: Accumulated depreciation and amortization	(65,569,186)	(91,687,554)
Impairment	(6,744,380)	—
Net book value	$89,431,050	$112,227,512

The rollforward of property, plant and equipment, net was as follows:

		Build new bromine	Scrapped bromine			Foreign
	December 31, 2023 (Restated)	wells and delivery(b)	wells and delivery(c)	Impairment(d)	Depreciation(a)	currency translation	December 31, 2024 (Restated)
At cost:
Mineral rights	$2,722,997	—	—	—	—	(40,115)	$2,682,882
Leasehold Improvements	3,563,053	286,994	(290,186)	—	—	(52,494)	3,507,367
Plant and machinery	185,738,906	29,911,710	(69,074,091)	—	—	(2,737,105)	143,839,420
Furniture, fixtures and office equipment	1,456,547	—	—	—	—	(21,457)	1,435,090
Motor vehicles	126,072	—	—	—	—	(1,857)	124,215
Construction in process	10,307,491	—	—	—	—	(151,849)	10,155,642
Total	203,915,066	30,198,704	(69,364,277)	—	—	(3,004,877)	161,744,616
Less: Accumulated depreciation and amortization	(91,687,554)	—	40,235,525	—	(15,819,827)	1,702,670	(65,569,186)
Impairment	—	—	—	(6,772,500)	—	28,120	(6,744,380)
Net book value	$112,227,512	30,198,704	(29,128,752)	(6,772,500)	(15,819,827)	(1,274,087)	$89,431,050

(a) During the year ended December 31, 2024, depreciation and amortization expense totaled $15,819,827 were recorded in direct labor and factory overheads incurred during plant shutdown, cost of net revenue, and general & administrative expenses.

During the year ended December 31, 2023, depreciation and amortization expense totaled $25,860,222 were recorded in direct labor and factory overheads incurred during plant shutdown, cost of net revenue, and general & administrative expenses.

(b) The Company built new bromine wells and delivery channels totaling $30,198,704 in the second quarter of 2024, which included Plant and Machinery of $29,911,710, and Leasehold Improvements of $286,994.

(c) In June 2024, due to the fact that the bromine wells and aqueducts have been in use for many years, the Company conducted a site inspection and found that some wells and aqueducts were seriously damaged by water seepage, so they need to be scrapped and new construction, and the scrapping amount is $29,169,008. The original value of scrapped fixed assets was $69,365,091, consisting of $290,186 in Leasehold Improvements and $69,074,091 in Plant and Machinery, minus the accumulated depreciation of $40,235,525, resulting in a disposal loss of $29,169,008.

(d) In December 2024, due to the delayed completion of some machinery and equipment of Yuxin Chemical's new plant due to the impact of the current market environment, our company has conducted impairment of these assets by professional evaluators, the amount is $6,772,500.

See Note 23- Restatement, for discussion regarding the impact of the Restatement

NOTE 7 – FINANCE LEASE RIGHT-OF-USE ASSETS

Finance lease right-of-use asset, net consists of the following:

	December 31, 2024 (Restated)	December 31, 2023 (Restated)
At cost:
Buildings	$64,398,063	$26,511,739
Total	64,398,063	26,511,739
Less: Accumulated depreciation and amortization	(19,242,775)	(16,468,113)
Net book value	45,155,288	10,043,626

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

During the year ended December 31, 2024, depreciation and amortization expense totaled $3,045,602 were recorded in direct labor and factory overheads incurred during plant shutdown, cost of net revenue, and general & administrative expenses.

During the year ended December 31, 2023, depreciation and amortization expense totaled $1,279,367 were recorded in direct labor and factory overheads incurred during plant shutdown, cost of net revenue, and general & administrative expenses.

On June 26, 2024, Company, SHSI, entered into a Crude Salt Assets Acquisition Agreement with the total transfer price of $18,010,850. On June 27, 2024, SHSI entered into four Crude Salt Field Acquisition Agreements with 4 sellers, with the total transfer price of $5,644,388, $6,140,260, $2,892,097, and $6,369,207, respectively. Company has not been able to obtain property ownership certificates over these salt pans.

In 2024, Company purchased crude salt assets at a total cost of $39,056,802.

See Note 23- Restatement, for discussion regarding the impact of the Restatement.

NOTE 8 – OPERATING LEASE RIGHT–OF-USE ASSETS

The Company has the right to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.95 square kilometers with an aggregate operating lease right-of-use assets amount of $7,318,031 as at December 31, 2024.

As of December 31, 2024, the total operating lease ROU assets was $6,169,855.

The total operating lease cost for the years ended December 31, 2024, and 2023 was $877,809 and $887,603.

NOTE 9 – PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	December 31, 2024 (Restated)	December 31, 2023
Accounts payable	$30,003	$206,984
Salary payable	323,655	216,253
Social security insurance contribution payable	169,858	172,398
Other payable-related party	—	88,086
Accrued expense for construction	5,310,040	5,389,437
Accrued expense-others	611,721	2,760,778
Total	$6,445,277	$8,833,936

See Note 23- Restatement, for discussion regarding the impact of the Restatement.

NOTE 10 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller that time. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $87,927 for five years from January 1, 2023, to December 31, 2027. The expense associated with this agreement for the year ended December 31, 2024, was $87,821. The expense associated with this agreement for the year ended December 31, 2023, was $88,049.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 10 – RELATED PARTY TRANSACTIONS – Continued

a)       Related parties

Name of related parties	Position
Yang Ming	Shareholder
Liu XiaoBin	Chief Executive Officer
Li Min	Chief Financial Officer
Miao NaiHui	Chief Operating Officer
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	December 31, 2024	December 31, 2023
Amount due to related parties:
Yang Ming	$410,350	$416,484
Liu XiaoBin	887,214	887,214
Li Min	636,264	641,480
Miao NaiHui	650,980	641,480
Total	2,584,808	2,586,658

c)

	December 31, 2024	December 31, 2023
Due to related party:
Chengdu Dianjinshi Culture media Co., LTD	$25,040	—
Total	$25,040	$—

NOTE 11 – TAXES PAYABLE

	December 31, 2024	December 31, 2023
Land use tax payable	$19,318	$24,689
Value added tax and other taxes payable	94,681	450,941
	$113,999	$475,630

NOTE 12 – LEASE LIABILITIES - FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	December 31, 2024 (Restated)	December 31, 2023
Total finance lease liability	$8,432,177	$1,485,575
Less: Current portion	(3,342,293)	(172,625)
Finance lease liability, net of current portion	$5,089,884	$1,312,950

The financing lease includes one contract with a lease term from January 1, 2011 to December 31, 2030, and five contracts with the lease term from June 29, 2024 to June 28, 2044. All contracts have a non-cancellable lease period of 20 years, and the company has the right to preferentially renew the lease contract under the same conditions upon the contact expires. However, the company will decide whether to renew the lease based on the market operation situation upon the expiration.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The components of operating lease liabilities are as follows:

	December 31, 2024	December 31, 2023
Total Operating lease liabilities	$7,433,452	$7,998,908
Less: Current portion	(491,850)	(473,653)
Operating lease liabilities, net of current portion	$6,941,602	$7,525,255

The components of lease cost were as follows:

	December 31, 2024 (Restated)	December 31, 2023
Finance lease cost:
- Amortization of right-of-use assets	$3,045,602	$1,279,367
- Interest on lease liabilities	200,025	96,914
Operating lease cost	877,809	887,603
Total lease cost	$4,123,436	$2,263,884

Maturities of lease liabilities were as follows:

	Finance Lease	Operating Lease
the next 12 months	$3,385,661	$821,511
the next 13 to 24 months	261,109	825,689
the next 25 to 36 months	261,109	833,255
the next 37 to 48 months	4,947,921	837,767
the next 49 to 60 months	261,109	845,843
thereafter	261,109	8,280,354
Total	9,378,018	12,444,419
Less: Amount representing interest	(945,841)	(5,010,967)
Present value of net minimum lease payments	$8,432,177	$7,433,452

A summary of supplemental information related to leases is listed as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Finance leases	16.2 years	6.0 years
Operating leases	19.6 years	19.8 years
Weighted average discount rate:
Finance leases	4.62%	6.71%
Operating leases	4.90%	4.90%

Supplemental cash flow information related to leases were as follows:

	December 31, 2024	December 31, 2023
Cash paid for amounts included in measurement of lease liabilities:
-Operating cash flows from operating leases	894,351	827,285
-Financing cash flows from finance leases	31,866,665	267,810

Non-cash information on lease liabilities arising from obtaining ROU assets:
-Finance leases	38,636,330	—
-Operating leases	—	—

See Note 23- Restatement, for discussion regarding the impact of the Restatement.

NOTE 13 –– EQUITY

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

During the year ended December 31, 2023, the Company granted in the aggregate, 295,000 restricted shares of common stock to a consultant, the company's directors, officers and an employee. The restricted shares award was granted under the 2019 Omnibus Equity Incentive Plan (See Note 15) and vested immediately. The fair value of the award on the date of grant was $451,350 which was expensed in full during the year ended December 31, 2023.

The Company granted an aggregate of 295,000 restricted shares of common stock in January 2025 to a consultant, the Company's directors, officers, and an employee as compensation for services rendered for the year ended December 31, 2024. The restricted shares award was granted under the 2019 Omnibus Equity Incentive Plan (See Note 15) and vested immediately. The fair value of the award on the date of grant was $194,700 which was expensed in full during the year ended December 31, 2024.

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

NOTE 14 – TREASURY STOCK

As of December 31, 2024, and December 31, 2023, the number of treasury stocks of the Company was 28,583 and 28,583, respectively.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the yield-to-maturity in continuous compounding of the US Government Bonds with the time-to-maturity similar to the expected tenor of the option granted, volatility is based on the annualized historical stock price volatility of the Company, and the expected life is based on the historical option exercise pattern.

For the year ended December 31, 2024, and 2023, total compensation costs for options issued recorded in the consolidated statement of comprehensive income (loss) were $0 and $0. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2024, and 2023.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 15 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2024, and December 31, 2024.

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

All options exercisable and outstanding on December 31, 2024, are fully vested. As of December 31, 2024, there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024, and 2023 were $0 and $0.

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

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2024, and 2023, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended December 31, 2024, and 2023.

(c)	Hong Kong

HKJI, a subsidiary of Upper-Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income tax has been made as it has no taxable income for the years ended December 31, 2024, and 2023. The applicable statutory tax rates for the years ended December 31, 2024, and 2023 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued CaiShui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008, to foreign investor(s) in 2008 will be exempted from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at 5% effective tax rate.

As of December 31, 2024, and 2023, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC that are subject to WHT are $40,524,183 and $87,160,228, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2024, and December 31, 2023, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of December 31, 2024, and December 31, 2023, the unrecognized WHT are $1,078,743 and $3,396,379, respectively.

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

Significant components of the Company’s deferred tax assets and liabilities on December 31, 2024, and December 31, 2023, are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Exploration costs	$1,731,920	$1,757,816
Allowance	729,731	—
Impairment of property plant and equipment	1,686,095	—
PRC tax losses	9,125,871	11,941,045
US federal net operating loss	1,661,464	1,694,013
Total deferred tax assets	14,935,081	15,392,874
Valuation allowance	(14,935,081)	(13,533,849)
Net deferred tax asset	$—	$1,859,025

Deferred tax assets consist of future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences. As of December 31, 2024, and 2023, valuation allowances were mainly provided against deferred tax assets caused by exploration costs, Impairment of property plant and equipment, Allowance and net operating loss where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized due to their continuous losses.

The increase in valuation allowance for the year ended December 31, 2024, is $1,401,232.

The increase in valuation allowance for the year ended December 31, 2023, is $3,516,915.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2024, and 2023. There were no amounts accrued for penalties and interest for the years ended December 31, 2024, and 2023.

There was no change in unrecognized tax benefits during the years ended December 31, 2024, and 2023.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 18 – BUSINESS SEGMENTS

ASC 280, Disclosures about Segments, of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise engaging in business activities from which they may earn revenues and incurred expenses, and about which separate financial information is available that is evaluated regularly by the chief operating decision-marker, or decision-making group (the “CODM”), in deciding how to allocate resources and assessing performance.

The Company’s Chief Executive Officer (Mr. Xiaobin Liu) is determined as the CODM of the Company, Mr. Liu measures the performance of each segment based on metrics of revenue and profit before taxes from operations and uses these results to evaluate the performance of, and to allocate resources to each of the segments. The Company has organized operations into four different business segments: (1) bromine, (2) crude salt, (3) chemicals products, (4) natural gas.

As of December 31, 2024, and December 31, 2023, the detailed income statements of each of our divisions are presented below:

Year Ended December 31, 2024 (Restated)	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$5,549,815	$2,049,988	$—	$61,207	$7,661,010	$—	$7,661,010
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	(17,455,130)	(668,110)	(3,185,472)	(195,364)	(21,504,076)	(744,493)	(22,248,569)
Income tax (expense) benefit	(1,632,978)	(15,204)	—	—	(1,648,182)	—	(1,648,182)
Loss from operations after income tax (expense) benefit	(19,088,108)	(683,314)	(3,185,472)	(195,364)	(23,152,258)	(744,493)	(23,896,751)
Total assets	72,922,299	45,581,718	45,864,635	1,698,575	166,067,227	1,755,061	167,822,288
Depreciation and amortization	16,798,768	1,659,865	272,716	134,080	18,865,429	—	18,865,429
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

Year Ended December 31, 2023	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$26,921,462	$2,971,467	$—	$150,861	$30,043,790	$—	$30,043,790
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	(10,005,755)	640,309	(1,653,349)	(86,284)	(11,105,079)	(785,646)	(11,890,725)
Income tax (expense) benefit	(3,214,629)	(323,988)	—	—	(3,538,617)	—	(3,538,617)
Loss from operations after income tax (expense) benefit	(13,220,384)	316,321	(1,653,349)	(86,284)	(14,643,696)	(785,646)	(15,429,342)
Total assets	104,414,525	11,747,999	108,259,342	1,983,126	226,404,992	266,716	226,671,708
Depreciation and amortization	25,354,200	1,369,812	313,735	101,842	27,139,589	—	27,139,589
Capital expenditures	—	—	—	—	—	—	—

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segments.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

	Years Ended December 31,
Reconciliations	2024 (Restated)	2023
Total segment operating loss	$(21,504,076)	$(11,105,079)
Corporate costs	(744,493)	(785,646)
Unrealized gain (loss) on translation of intercompany balance	—	—
Loss from operations	(22,248,569)	(11,890,725)
Other expenses, net	(62,113)	144,919
Expenditure on water pollution treatment	—	(46,510,856)
Loss on disposal of property, plant and equipment	(29,169,008)	—
Impairment of property, plant and equipment	(6,772,500)	—
Loss before taxes	$(58,252,190)	$(58,256,662)

The following table shows the major customers (10% or more) for the year ended December 31, 2024

		Bromine	Crude Salt	Chemical Products	Total Revenue	Percentage of Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shandong Morui Chemical Company Limited	$677	$770	$—	$1,447	18.9%
2	Shandong Brother Technology Limited	$646	$702	$—	$1,348	17.6%
3	Shouguang Weidong Chemical Company Limited	$646	$578	$—	$1,224	16.0%

The following table shows the major customers (10% or more) for the year ended December 31, 2023

		Bromine	Crude Salt	Chemical Products	Total Revenue	Percentage of Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shandong Morui Chemical Company Limited	$3,735	$1,137	$—	$4,872	16.3%
2	Shandong Brother Technology Limited	$3,639	$998	$—	$4,637	15.5%
3	Shouguang Weidong Chemical Company Limited	$3,492	$837	$—	$4,329	14.5%
4	Shandong Shouguang Shenrunfa Marine Chemical Company Limited	$3,018	$—	$—	$3,018	10.1%

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

In the last twenty years, to the Company’s knowledge, there have been no government regulations requiring bromine manufacturers to obtain land use and planning approval document. As such, the Company believes most of the bromine manufacturers in Shouguang City do not have land use and planning approval documents and lease their land parcels from the village associations. They are facing the same issues in connection with land use and planning as the Company. To the Company’s knowledge, the local government has submitted its plan to solve the issues to higher authority and is waiting for approval from the higher authority.

The Company is in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in discussions closely with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. Pursuant to a Written Application dated October 28, 2019, addressed to the Court by the Bureau, the Bureau withdrew its application for the enforcement proceedings regarding the administrative penalty imposed on Factory No. 7, Factory No. 8 and Factory No.10. Pursuant to a written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 389 Zhi Yi, dated November 25, 2020, the Court orders to terminate the enforcement of the case captioned (2019) Lu 0783 Xing Shen No. 389. Production of Factory No. 7 was allowed to resume in April 2019. The Company received a notification from the Shouguang City Government in February 2019 informing the Company that Factory No. 1, No.4, No. 7 and No. 9 have passed inspection and were approved to resume operation

In addition, on August 28, 2019, the People’s Government of Shandong Province, issued a regulation titled “Investment Project Management Requirements of Chemical Companies in Shandong Province” permitting the construction of facilities on existing sites or infrastructure of bromine manufacturing and other chemical industry-related types of projects (clause 11 of section 3). The Company believes that the goal of the government is to standardize and regulate the industry and not to demolish the facilities or penalize the manufacturers. As of the date of this report, the Company has not been notified by the local government that it will take any measures to enforce the administrative penalties. Based on information known to date, the Company believes that it is remote that the Written Decisions or Court Rulings will be enforced within the expected timeframe and a material penalty or costs and expenses against the Company will result. However, there can be no assurance that there will not be any further enforcement action, the occurrence of which may result in further liabilities, penalties and operational disruption.

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of December 31, 2024.

NOTE 22 - SUBSEQUENT EVENT

On January 20, 2025, the company issued total 295,000 shares to its employees, officers and consultants for the services rendered for the year ended December 31, 2024.

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 15, 2024, until February 12, 2025. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed preparation operations at the bromine and crude salt factories as scheduled in February 2025.

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

On March 21, 2025, the company issued total 265,000 shares to its employees, officers and consultants for the service rendered in the year ended December 31, 2025.

On May 6, 2025, the Company was notified by the Listing Qualifications Staff of The Nasdaq Stock Market LLC that the Staff granted the Company’s request to transfer the listing of its common stock, par value $0.0005 per share, from The Nasdaq Global Select Market tier to The Nasdaq Capital Market tier. On October 27, 2025, our shares began trading on the Nasdaq Capital Market under the same symbol “GURE”.

On July 3, 2025, the Company filed a shelf registration statement covering up to $10,000,000 of common stock, preferred stock, and warrants, individually or in combination. The registration statement provides that any future offerings will be made pursuant to applicable prospectus supplements, which will set forth the specific terms of each offering and the manner of sale.

Effective on October 27, 2025, the Company completed a 1-for-10 reverse stock split of our common stock, such that for each ten shares outstanding prior to the stock split there was one share outstanding after the reverse stock split. All shares of common stock referenced in this report have been adjusted to reflect the stock split figures. On October 27, 2025, our shares began trading on the NASDAQ Global Select Market under the new CUSIP # 40251W507.

On November 4, 2025, the Company received a delist determination letter from Nasdaq staff stating that the Company had not regained compliance with the minimum bid price requirement by the November 3, 2025, deadline and that its securities would be scheduled for delisting from The Nasdaq Capital Market on November 11, 2025. The Company subsequently effected a one-for-ten reverse stock split on October 27, 2025, and filed an appeal with the Nasdaq Hearings Panel on November 7, 2025, and expects that these actions will enable it to regain compliance with Listing Rule 5550(a)(2) and continue trading on The Nasdaq Capital Market under the symbol “GURE” .

On November 12, 2025, the Company issued a press release providing certain updates on its hearing process with the Nasdaq Hearings Panel. The Company has received a hearing notification letter from Nasdaq scheduling an oral hearing for December 9, 2025. As of Monday, November 10, 2025, the Company’s common stock had maintained a closing bid price at or above $1.00 for more than ten consecutive trading days. In light of the above and in accordance with the instructions provided by the hearing notification letter, the Company has submitted a request to cancel the hearing, subject to the Company’s Listing Analyst review and confirmation.

On December 1, 2025, the Company received a letter from The Nasdaq Stock Market, LLC stating that the Company had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). Consequently, the hearing before the Hearings Panel scheduled to take place on December 9, 2025, has been cancelled. The Company’s securities will continue to be listed and traded on The Nasdaq Stock Market.

On December 2, 2025, the Company issued a press release announcing that it has regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

On December 10, 2025, Shouguang City Haoyuan Chemical Company Limited (the “Seller”), a company incorporated in the PRC and an indirect wholly owned subsidiary of the Company, entered into an equity transfer agreement (the “SPA”) with Shandong Rongyuan Pharmaceutical Co., Ltd. (the “Purchaser”) and Shouguang Yuxin Chemical Industry Co., Limited (the “Target Company”).Pursuant to the SPA, the Seller agreed to sell, and the Purchaser agreed to purchase, 100% of the equity interests in the Target Company for an aggregate consideration of RMB 21.2 million (payable in instalments through 2028), subject to the terms and conditions set forth in the SPA (“Sale”). The Company’s board of directors (“Board”) reviewed the terms of the SPA, including the consideration, conditions and payment arrangements. The Board affirmed the Seller’s entry into the SPA and affirmed that the SPA and the transaction thereunder are fair to, and in the best interests of, the Company and its shareholders as a whole.

On December 18, 2025, the Company announced that it had received the notification from the Shouguang Municipal People’s Government Office (the “Government of Shouguang City”) dated on December 15, 2025. To comply with the notice issued by the Government of Shouguang City, the Company expects to temporarily suspend the relevant operations in Shouguang City during the aforementioned period. On March 2, 2026, the Company announced that its relevant operations in Shouguang City had been resumed in compliance with the Notice.

On January 9, 2026, the Company filed a registration statement on Form S-8 (the “Registration Statement”) is filed by the Registrant for the purpose of registering (i) 103,378 common stocks of the Company, par value 0.0005 per share (the “Common Stocks”) issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), after giving effect of the 10-to-1 reserve stock split as previously announced on Form 8-K filed with SEC on October 22, 2025 and (ii) 200,000 Common Stocks issuable pursuant to the Company’s 2025 Stock incentive plan (the “2025 Plan”). Pursuant to Rule 416(a) under the Securities Act of 1933, as amended (the “Securities Act”), this registration statement also covers an indeterminate number of additional shares which may be offered and issued to prevent dilution from share splits, share dividends or similar transactions as provided in the Plan. Any common stocks covered by an award granted under the Plan (or portion of an award) that terminates, expires, lapses or repurchased for any reason will be deemed not to have been issued for purposes of determining the maximum aggregate number of common stocks that may be issued under the Plan.

On January 26, 2026, March 5, 2026, March 19, 2026 and March 28, 2026, respectively, the Company entered into equity financing agreements (individually the “Private Placement Agreement”; collectively the “Private Placement Agreements”), with four individual investors (individually the “Private Placement Purchaser”; collectively “Private Placement Purchasers”), pursuant to which the Company agreed to issue new shares of common stock to such investors that in aggregate accounted for approximately 18% of the total shares issued and outstanding of the Company as of December 31, 2025. The purchase price per share under the Private Placement Agreement dated January 26, 2026, was set at 90% of the average closing price of the Company’s common stock for the five trading days prior to the date of such agreement, while the purchase prices under the Private Placement Agreements executed in March 2026 were set at 85% of, or 15% off, the closing price of the Company’s common stock on the trading day immediately preceding the respective agreement dates, as quoted on the Nasdaq Stock Market.

On June 25, 2026, Company received a written notice from Nasdaq (the “Extension Letter”) stating that it had accepted the Company’s plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”). Nasdaq granted the Company a plan period to regain compliance with the Rule. Unless otherwise defined herein, capitalized terms used in this current report on Form 8-K have the meanings given to them in the Previous Announcements (as defined below). (I) As previously reported in the current report on Forms 8-K (the “Previous Announcements”) filed on April 27, 2026 and May 29, 2026 with the Securities Exchange Commission by the Company, the Company announced that it received delinquency notifications from Nasdaq on April 23, 2026 and May 26, 2026 (the “Deficiency Letters”), due to the Company’s non-compliance with the Rule as a result of the Company’s failure to timely file its annual report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2025 and its quarterly report on Form 10-Q for the period ended March 31, 2026 (the “Form 10-Q” and together with the “Form 10-K”, the “Delinquent Reports”), respectively. As of the date of this Form 8-K, the Company remains delinquent in filing its Delinquent Reports. (II) The Company submitted a plan to the Nasdaq Listing Qualification (the “Staff”) to regain compliance (the “Compliance Plan”) with the Nasdaq Requirements on June 17, 2026. Under the Extension Letter, the Company is required to file its delinquent Form 10-K and Form 10-Q by the applicable extended deadline to evidence compliance with the relevant Nasdaq requirements.The Extension Letter further provides that if the Company fails to evidence compliance upon filing the Delinquent Reports, Staff will notify the Company that its securities will be subject to delisting. (III)The previously received Deficiency Letters and the Extension Letter have no immediate effect on the listing or trading of the Company’s common stock on Nasdaq, subject to the Company’s continued compliance with the other applicable listing requirements. (IV)The Company is committed to taking the actions set forth in the plan and intends to use all reasonable efforts to regain compliance with the initiatives and conditions set forth in the Compliance Plan within the plan period. However, there is no assurance that the Company will be successful in regaining compliance with the Nasdaq Requirements within the planned period.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

NOTE 23 –RESTATEMENT

The Company restates its previously released audited consolidated financial statements for the year ending December 31, 2023, and 2024, and incorporate them into the 2024 Annual Report "10-K Form Report" (the "Restatement"). This restatement is due to the discovery of errors related to the reclassification of buildings without property ownership certificates in fixed assets. The impacts for the periods prior to 2024 have been accumulated and presented as an initial balance adjustment item for the retained earnings as of December 31, 2023.

As the Company does not have property ownership certificates, the acquisition of the 20-year usage rights for this land, buildings, and salt pan conforms to the definition of a lease as stated in ASC 842. The Company revised the financial statements and accounted for these usage rights as leases in accordance with the provisions of ASC 842.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the consolidated balance sheet as of December 31, 2023, are summarized in the following table:

	December 31, 2023
	As Previously Reported	Restatement	Note	As Restated
Current Assets
Cash	$72,223,894	—		$72,223,894
Accounts receivable, net	4,865,696	—		4,865,696
Inventories, net	577,229	—		577,229
Prepayments and deposits	8,395,290	—		8,395,290
Other receivables	7,482	—		7,482
Total current assets	86,069,591	—		86,069,591
Non-Current Assets
Property, plant and equipment, net	122,188,023	(9,960,511)	(b)	112,227,512
Finance lease right-of use assets	83,115	9,960,511	(b)	10,043,626
Operating lease right-of-use assets	6,699,784	—		6,699,784
Prepaid land leases, net of current portion	9,772,170	—		9,772,170
Deferred tax assets, net	1,859,025	—		1,859,025
Total non-current assets	140,602,117	—		140,602,117
Total Assets	226,671,708	—		226,671,708

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$8,833,936	—		$8,833,936
Taxes payable-current	475,630	—		475,630
Advance from customer	42,705	—		42,705
Amount due to related parties	2,586,658	—		2,586,658
Finance lease liability, current portion	172,625	—		172,625
Operating lease liabilities, current portion	473,653	—		473,653
Total current liabilities	12,585,207	—		12,585,207
Non-Current Liabilities
Finance lease liability, net of current portion	1,312,950	—		1,312,950
Operating lease liabilities, net of current portion	7,525,255	—		7,525,255
Total non-current liabilities	8,838,205	—		8,838,205
Total Liabilities	21,423,412	—		21,423,412

Commitment and Contingencies	—	—		—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—		—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,120,145 shares issued; and 1,091,562 shares outstanding as of December 31, 2023(1)	24,623	(24,063)	(a)	560
Treasury stock; 28,583 shares as of December 31, 2023 at cost	(1,372,673)	—		(1,372,673)
Additional paid-in capital	101,688,262	24,063	(a)	101,712,325
Retained earnings unappropriated	96,294,256	—		96,294,256
Retained earnings appropriated	26,667,097	—		26,667,097
Accumulated other comprehensive loss	(18,053,269)	—		(18,053,269)
Total Stockholders’ Equity	205,248,296	—		205,248,296
Total Liabilities and Stockholders’ Equity	$226,671,708	—		$226,671,708

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the consolidated balance sheet as of December 31, 2024, are summarized in the following table:

	December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
Current Assets
Cash	$10,075,162	—		$10,075,162
Accounts receivable, net	564,523	—		564,523
Inventories, net	315,371	—		315,371
Prepayments and deposits	6,376,656	—		6,376,656
Amount due from related parties	25,040	—		25,040
Other receivables	94,074	—		94,074
Total current assets	17,450,826	—		17,450,826
Non-Current Assets
Property, plant and equipment, net	136,143,177	(46,712,127)	(b)	89,431,050
Finance lease right-of-use assets	76,868	45,078,420	(b)	45,155,288
Operating lease right-of-use assets	6,169,855	—		6,169,855
Prepaid land leases, net of current portion	9,615,269	—		9,615,269
Deferred tax assets, net	—	—		—
Total non-current assets	152,005,169	(1,633,707)		150,371,462
Total Assets	169,455,995	(1,633,707)		167,822,288

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$14,323,458	(7,878,181)	(c)	$6,445,277
Taxes payable-current	113,999	—		113,999
Amount due to related parties	2,584,808	—		2,584,808
Finance lease liability, current portion	217,743	3,124,550	(c)	3,342,293
Operating lease liabilities, current portion	491,850	—		491,850
Total current liabilities	17,731,858	(4,753,631)		12,978,227
Non-Current Liabilities
Finance lease liability, net of current portion	1,075,865	4,014,019	(c)	5,089,884
Operating lease liabilities, net of current portion	6,941,602	—		6,941,602
Total non-current liabilities	8,017,467	4,014,019		12,031,486
Total Liabilities	25,749,325	(739,612)		25,009,713

Commitment and Contingencies	—	—		—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—		—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,120,145 shares issued; and 1,091,562 shares outstanding as of December 31, 2024, and 2023	24,623	(24,063)	(a)	560
Treasury stock; 28,583 shares as of December 31, 2024 at cost	(1,372,673)	—		(1,372,673)
Additional paid-in capital	101,688,262	24,063	(a)	101,712,325
Share to be issued	194,700	—		194,700
Retained earnings unappropriated	37,358,804	(964,920)	(d)	36,393,884
Retained earnings appropriated	26,667,097	—		26,667,097
Accumulated other comprehensive loss	(20,854,143)	70,825	(e)	(20,783,318)
Total Stockholders’ Equity	143,706,670	(894,095)		142,812,575
Total Liabilities and Stockholders’ Equity	$169,455,995	(1,633,707)		$167,822,288

The following descriptions of the restatement adjustments to the balance sheet excludes a description of adjustments previously identified and concluded as immaterial that were also corrected as part of the restatement.

(a) The change in common stock and additional paid-in capital is due to the company's 1-for-10 reverse stock split on October 27, 2025.

(b) As of December 31, 2023, in the fixed assets, the original value of the buildings subject to reclassification amounted to $29,863,200. The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as "leasehold improvements" in the property, plant and equipment, with an original value of $3,563,053. The leased portion was reclassified as finance lease right-of use assets, with an original value of $26,300,149, accumulated amortization of $16,339,638, and a net value of $9,960,511.

As of December 31, 2024, in the fixed assets, the original value of the buildings subject to reclassification amounted to $68,476,868, The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as "leasehold improvements" in the property, plant and equipment, with an original value of $3,507,367. The leased portion was reclassified as finance lease right-of use assets, with an original value of $64,189,590, accumulated amortization of $19,111,170, and a net value of $45,078,720.

(c) The amount of $7,878,181 in accounts payable and accrued expenses was reclassified as finance lease liability relating to the salt pans. The finance lease liabilities including the current portion of $3,124,550 and the non-current portion of $4,014,019.

(d) Regarding the decrease in retained earnings unappropriated, the main reason was that general and administrative expenses increased by $964,920. The increase in general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(e) The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the consolidated statement of operations income (loss) for the year ended December 31, 2023, are summarized in the following table:

	December 31, 2023
	As Previously Reported	Restatement	Note	As Restated
NET REVENUE	$30,043,790	—		$30,043,790

OPERATING COSTS AND EXPENSE
Cost of revenues	(28,089,953)	—		(28,089,953)
Sales and marketing expenses	(59,055)	—		(59,055)
Direct labor and factory overheads incurred during plant shutdown	(9,544,675)	—		(9,544,675)
General and administrative expenses	(4,240,832)	—		(4,240,832)
TOTAL OPERATING COSTS AND EXPENSE	(41,934,515)	—		(41,934,515)

LOSS FROM OPERATIONS	(11,890,725)	—		(11,890,725)

OTHER INCOME (EXPENSE)
Interest expense	(105,209)	—		(105,209)
Interest income	250,128	—		250,128
Expenditure on water pollution treatment	(46,510,856)	—		(46,510,856)
LOSS BEFORE INCOME TAXES	(58,256,662)	—		(58,256,662)

INCOME TAX EXPENSE	(3,538,617)	—		(3,538,617)
NET LOSS	$(61,795,279)	—		$(61,795,279)

COMPREHENSIVE LOSS:
NET LOSS	$(61,795,279)	—		$(61,795,279)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	(5,025,980)	—		(5,025,980)
TOTAL COMPREHENSIVE LOSS	$(66,821,259)	—		$(66,821,259)

BASIC AND DILUTED LOSS PER SHARE	$(5.92)	(52.24)	(c)	$(58.16)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	10,435,965	(9,373,499)	(c)	1,062,466

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the consolidated statement of operations income (loss) for the year ended December 31, 2024, are summarized in the following table:

	December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
NET REVENUE	$7,661,010	—		$7,661,010

OPERATING COSTS AND EXPENSE
Cost of revenues	(14,746,741)	—		(14,746,741)
Sales and marketing expenses	(46,264)	—		(46,264)
Direct labor and factory overheads incurred during plant shutdown	(8,880,643)	—		(8,880,643)
General and administrative expenses	(5,271,011)	(964,920)	(a)	(6,235,931)
TOTAL OPERATING COSTS AND EXPENSE	(28,944,659)	(964,920)		(29,909,579)

LOSS FROM OPERATIONS	(21,283,649)	(964,920)		(22,248,569)

OTHER INCOME (EXPENSE)
Interest expense	(91,901)	—		(91,901)
Interest income	80,258	—		80,258
Other expenses, net	(50,470)	—		(50,470)
Loss on disposal of property, plant and equipment	(29,169,008)	—		(29,169,008)
Impairment of property, plant and equipment	(6,772,500)	—		(6,772,500)
LOSS BEFORE INCOME TAXES	(57,287,270)	(964,920)		(58,252,190)

INCOME TAX EXPENSE	(1,648,182)	—		(1,648,182)
NET LOSS	$(58,935,452)	(964,920)		$(59,900,372)

COMPREHENSIVE LOSS:
NET LOSS	$(58,935,452)	(964,920)		$(59,900,372)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	(2,800,874)	70,825	(b)	(2,730,049)
TOTAL COMPREHENSIVE LOSS	$(61,736,326)	(894,095)		$(62,630,421)

BASIC AND DILUTED LOSS PER SHARE	$(5.49)	(49.39)	(c)	$(54.88)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	10,726,924	(9,635,362)	(c)	1,091,562

The following descriptions of the restatement adjustments to the statement of operations exclude a description of adjustments previously identified and concluded as immaterial they were also corrected as part of the restatement.

(a)  The increase of $964,920 in general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(b) The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

(c)  The change in basic and diluted loss per share is due to the company's 1-for-10 reverse stock split on October 27, 2025.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the consolidated statement of stockholders' deficit for the year ended December 31, 2023 are summarized in the following table:

		Common stock								Accumulated
		Number	Number	Number			Additional	Retained	Retained	other
	Restatement	of shares	of shares	of treasury		Treasury	paid-in	earnings	earnings	comprehensive
	Reference	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total

YEAR ENDED DECEMBER 31, 2023 (As Previously Reported)
BALANCE AT JANUARY 1, 2023		10,717,754	10,431,924	285,830	$24,476	$(1,372,673)	$101,237,059	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Restricted shares to be issued for service		295,000	295,000	—	147	—	451,203	—	—	—	451,350
Currency translation adjustment			—	—	—	—	—	—	—	(5,025,980)	(5,025,980)
Net loss for year ended December 31, 2023		—	—	—	—	—	—	(61,795,279)	—	—	(61,795,279)
BALANCE AT DECEMBER 31, 2023		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
YEAR ENDED DECEMBER 31, 2023 (Restatement Impact)
BALANCE AT JANUARY 1, 2023	(a)	(9,627,109)	(9,369,862)	(257,247)	$(23,931)	—	$23,931	—	—	—	—
Restricted shares to be issued for service	(a)	(265,500)	(265,500)	—	(132)	—	132	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	—
Net loss for year ended December 31, 2023		—	—	—	—	—	—	—	—	—	—
BALANCE AT DECEMBER 31, 2023	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	—	$24,063	—	—	—	—
YEAR ENDED DECEMBER 31, 2023 (As Restated)
BALANCE AT JANUARY 1, 2023		1,090,645	1,062,062	28,583	$545	$(1,372,673)	$101,260,990	$158,089,535	$26,667,097	$(13,027,289)	$271,618,205
Restricted shares to be issued for service		29,500	29,500		15		451,335				451,350
Currency translation adjustment										(5,025,980)	(5,025,980)
Net loss for year ended December 31, 2023								(61,795,279)			(61,795,279)
BALANCE AT DECEMBER 31, 2023		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the consolidated statement of stockholders' deficit for the year ended December 31, 2024 are summarized in the following table:

		Common stock									Accumulated
		Number	Number	Number				Additional	Retained	Retained	other
	Restatement	of shares	of shares	of treasury		Treasury	Share to be	paid-in	earnings	earnings	comprehensive
	Reference	issued	outstanding	stock	Amount	stock	issued	capital	unappropriated	appropriated	Income(loss)	Total

YEAR ENDED DECEMBER 31, 2024 (As Previously Reported)
BALANCE AT JANUARY 1, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	—	$101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Restricted shares to be issued for service		—	—	—	—	—	194,700	—	—	—	—	194,700
Currency translation adjustment			—	—	—	—	—	—	—	—	(2,800,874)	(2,800,874)
Net loss for year ended December 31, 2024		—	—	—	—	—	—	—	(58,935,452)	—	—	(58,935,452)
BALANCE AT DECEMBER 31, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$194,700	$101,688,262	$37,358,804	$26,667,097	$(20,854,143)	$143,706,670
YEAR ENDED DECEMBER 31, 2024(Restatement Impact)
BALANCE AT JANUARY 1, 2024	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	—	—	$24,063	—	—	—	—
Restricted shares to be issued for service
Currency translation adjustment	(c)	—	—	—	—	—	—	—		—	70,825	70,825
Net loss for year ended December 31, 2024	(b)	—	—	—	—	—	—	—	(964,920)	—	—	(964,920)
BALANCE AT DECEMBER 31, 2024	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	—	—	$24,063	$(964,920)	—	$70,825	$(894,095)
YEAR ENDED DECEMBER 31, 2024 (As Restated)
BALANCE AT JANUARY 1, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	—	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Restricted shares to be issued for service		—	—	—	—	—	194,700	—	—	—	—	194,700
Currency translation adjustment		—	—	—	—	—	—	—	—	—	(2,730,049)	(2,730,049)
Net loss for year ended December 31, 2024		—	—	—	—	—	—	—	(59,900,372)	—	—	(59,900,372)
BALANCE AT DECEMBER 31, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575

The following descriptions of the restatement adjustments to the consolidated statement of stockholders' deficit excludes a description of adjustments previously identified and concluded as immaterial the were also corrected as part of the restatement.

(a) The change in common stock and additional paid-in capital is due to the company's 1-for-10 reverse stock split on October 27, 2025.

(b) Regarding the decrease in retained earnings unappropriated, the main reason was that general and administrative expenses increased by $964,920. The increase of general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(c) The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the consolidated statement of cash flows for the year ended December 31, 2023, are summarized in the following table:

	December 31, 2023
	As Previously Reported	Restatement	Note	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,795,279)	—		$(61,795,279)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization on capital lease	96,914	—		96,914
Depreciation and amortization	27,139,589	(1,279,367)	(a)	25,860,222
Deferred tax asset	3,215,727	—		3,215,727
Stock-based compensation expense	451,350	—		451,350
Bad debt expense	431	—		431
Impairment of inventory	230,776	—		230,776
Amortization of operating lease right-of-use asset	887,603	—		887,603
Amortization of finance lease right-of-use asset	—	1,279,367	(a)	1,279,367
Loss on disposal of property, plant and equipment	—	—		—
Changes in assets and liabilities
Accounts receivable	410,057	—		410,057
Inventories	769,543	—		769,543
Prepayment and deposits	(4,268,797)	—		(4,268,797)
Advance from customers	42,945	—		42,945
Other receivables	(6,849)	—		(6,849)
Accounts and Other payable and accrued expenses	1,114,904	—		1,114,904
Taxes payable	(213,480)	—		(213,480)
Lease liabilities	(827,285)	—		(827,285)
Net cash used in operating activities	(32,751,851)	—		(32,751,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	—		—
Interest-free loan lent to related parties	—	—		—
Net cash used in investing activities	—	—		—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance leases obligation	(267,810)	—		(267,810)
Proceeds from interest-free loan from a related party	—	—		—
Net cash used in financing activities	(267,810)	—		(267,810)
		—
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,982,659)	—		(2,982,659)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,002,320)	—		(36,002,320)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	108,226,214	—		108,226,214
CASH AND CASH EQUIVALENTS - END OF YEAR	$72,223,894	—		$72,223,894

	December 31, 2023
	As Previously Reported	Restatement	Note	As Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$6,413,065	—		$6,413,065
Interest on finance lease obligation	$96,914	—		$96,914
Paid for Flood Prevention Project	$48,384,711	—		$48,384,711

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the consolidated statement of cash flows for the year ended December 31, 2024, are summarized in the following table:

	December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,935,452)	(964,920)	(b)	$(59,900,372)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization on capital lease	91,901	108,124	(a)	200,025
Depreciation and amortization	18,007,875	(2,188,048)	(a)	15,819,827
Deferred tax asset	1,632,978	—		1,632,978
Stock-based compensation expense	194,700	—		194,700
Bad debt expense	1,669,002	—		1,669,002
Impairment of inventory	989,035	—		989,035
Impairment of property plant and equipment	6,772,500	—		6,772,500
Amortization of operating lease right-of-use asset	877,809	—		877,809
Amortization of finance lease right-of-use asset	—	3,045,602	(a)	3,045,602
Loss on disposal of property, plant and equipment	29,169,008	—		29,169,008
Changes in assets and liabilities
Accounts receivable	4,264,140	—		4,264,140
Inventories	(733,302)	—		(733,302)
Prepayment and deposits	248,817	—		248,817
Advance from customers	(42,471)	—		(42,471)
Other receivables	(87,515)	—		(87,515)
Accounts and Other payable and accrued expenses	(2,191,652)	—		(2,191,652)
Taxes payable	(357,954)	—		(357,954)
Lease liabilities	(894,351)	—		(894,351)
Net cash provided by operating activities	675,068	758		675,826

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(60,526,213)	31,602,571	(c)	(28,923,642)
Interest-free loan lent to related parties	(25,275)	—		(25,275)
Net cash used in investing activities	(60,551,488)	31,602,571	(c)	(28,948,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance leases obligation	(264,094)	(31,602,571)	(c)	(31,866,665)
Proceeds from interest-free loan from a related party	14,854	—		14,854
Net cash used in financing activities	(249,240)	(31,602,571)	(c)	(31,851,811)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,023,072)	(758)	(d)	(2,023,830)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(62,148,732)	—		(62,148,732)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	72,223,894	—		72,223,894
CASH AND CASH EQUIVALENTS - END OF YEAR	$10,075,162	—		$10,075,162

	December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$1,520,292	—		$1,520,292
Interest on finance lease obligation	$91,901	108,124	(a)	$200,025
Paid for Flood Prevention Project	$—	—		$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The following descriptions of the restatement adjustments to the statement of cash flows excludes a description of adjustments previously identified and concluded as immaterial that were also corrected as part of the restatement.

(a) This restatement is due to the reclassification of buildings without property ownership certificates in fixed assets. The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as "leasehold improvements" in the property, plant and equipment. The leased portion was reclassified as finance lease right-of-use assets.

(b) Regarding the increase in net loss, the main reason was that general and administrative expenses increased by $964,920. The increase in general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(c) Fixed assets without property ownership certificates have been reclassified as finance lease right-of use assets, resulting in an amount of $31,602,571.

(d) The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the parent company only balance sheet as of December 31, 2023, are summarized in the following table:

	December 31, 2023
	As Previously Reported	Restatement	Note	As Restated
Current Assets
Prepayments and deposits	$—	—		$—
Total Current Assets	—	—		—
Non-Current Assets
Interests in subsidiaries	144,749,406	—		144,749,406
Amounts due from group companies	62,288,744	—		62,288,744
Deferred tax assets, net	—	—		—
Total non-current assets	207,038,150	—		207,038,150
Total Assets	$207,038,150	—		$207,038,150

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$185,042	—		$185,042
Amounts due to related parties	1,462,110	—		1,462,110
Amounts due to group companies	142,702	—		142,702
Total Current Liabilities	1,789,854	—		1,789,854
Total Liabilities	$1,789,854	—		$1,789,854

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	—		$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,120,145 shares issued; and 1,091,562 shares outstanding as of December 31, 2023	24,623	(24,063)	(a)	560
Treasury stock; 28,583 shares as of December 31, 2023 at cost	(1,372,673)	—		(1,372,673)
Additional paid-in capital	101,688,262	24,063	(a)	101,712,325
Share to be issued	—	—		—
Retained earnings unappropriated	96,294,256	—		96,294,256
Retained earnings appropriated	26,667,097	—		26,667,097
Accumulated other comprehensive loss	(18,053,269)	—		(18,053,269)
Total Stockholders’ Equity	205,248,296	—		205,248,296
Total Liabilities and Stockholders’ Equity	$207,038,150	—		$207,038,150

(a) The change in common stock and additional paid-in capital is due to the company's 1-for-10 reverse stock split on October 27, 2025.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the parent company only balance sheet as of December 31, 2024, are summarized in the following table:

	December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
Current Assets
Prepayments and deposits	$—	—		$—
Total Current Assets	—	—		—
Non-Current Assets
Interests in subsidiaries	83,755,560	(894,095)	(c)(d)	82,861,465
Amounts due from group companies	69,821,271	(7,878,181)	(a)	61,943,090
Deferred tax assets, net	—	—		—
Total non-current assets	153,576,831	(8,772,276)		144,804,555
Total Assets	$153,576,831	(8,772,276)		$144,804,555

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$8,265,349	(7,878,181)	(a)	$387,168
Amounts due to related parties	1,462,110	—		1,462,110
Amounts due to group companies	142,702	—		142,702
Total Current Liabilities	9,870,161	(7,878,181)		1,991,980
Total Liabilities	$9,870,161	(7,878,181)		$1,991,980

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	—		$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,120,145 shares issued; and 1,091,562 shares outstanding as of December 31, 2024	24,623	(24,063)	(b)	560
Treasury stock; 28,583 shares as of December 31, 2024 and December 31, 2023 at cost	(1,372,673)	—		(1,372,673)
Additional paid-in capital	101,688,262	24,063	(b)	101,712,325
Share to be issued	194,700	—		194,700
Retained earnings unappropriated	37,358,804	(964,920)	(c)	36,393,884
Retained earnings appropriated	26,667,097	—		26,667,097
Accumulated other comprehensive loss	(20,854,143)	70,825	(d)	(20,783,318)
Total Stockholders’ Equity	143,706,670	(894,095)		142,812,575
Total Liabilities and Stockholders’ Equity	$153,576,831	(8,772,276)		$144,804,555

(a) The amount of $7,878,181 in accounts payable and accrued expenses was reclassified as finance lease liability relating to salt pans. The finance lease liabilities including the current portion of $3,124,550 and the non-current portion of $4,014,019.

(b) The change in common stock and additional paid-in capital is due to the company's 1-for-10 reverse stock split on October 27, 2025.

(c) Regarding the decrease in retained earnings unappropriated, the main reason was that general and administrative expenses increased by $964,920. The increase of general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(d) The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

The effects of the restatement on the parent company only statement of comprehensive income (loss) for the year ended December 31, 2024, are summarized in the following table:

	December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
OPERATING EXPENSES
General and administrative expenses	$(742,480)	—		$(742,480)
TOTAL OPERATING EXPENSES	(742,480)	—		(742,480)
OTHER EXPENSES
Interest expense	—	—		—
TOTAL OTHER EXPENSES	—	—		—
TOTAL EXPENSES	(742,480)	—		(742,480)
Equity in net loss of subsidiaries	(58,192,972)	(964,920)	(a)	(59,157,892)
LOSS BEFORE INCOME TAXES	(58,935,452)	(964,920)	(a)	(59,900,372)
INCOME TAXES	—	—		—
NET LOSS	$(58,935,452)	(964,920)		$(59,900,372)

(a) The increase of $964,920 in equity in net loss of subsidiaries relating to general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

The effects of the restatement on the parent company only statement of cash flows for the year ended December 31, 2024, are summarized in the following table:

	December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(58,935,452)	(964,920)	(a)	$(59,900,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity loss in unconsolidated subsidiaries	58,192,972	964,920	(a)	59,157,892
Stock-based compensation expense-options	—	—		—
Shares issued from treasury stock for services	—	—		—
Changes in assets and liabilities:	—	—		—
Other payables and accrued expenses	396,825	—		396,825
Net cash used in operating activities	(345,655)	—		(345,655)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	345,655	—		345,655
Net cash provided by financing activities	345,655	—		345,655
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—		—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—		—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	—		$—

(a) The increase of $964,920 in general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Expressed in U.S. dollars)

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2024 (Restated)	2023 (Restated)
Current Assets
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	82,861,465	144,749,406
Amounts due from group companies	61,943,090	62,288,744
Deferred tax assets, net	—	—
Total non-current assets	144,804,555	207,038,150
Total Assets	$144,804,555	$207,038,150

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$387,168	$185,042
Amounts due to related parties	1,462,110	1,462,110
Amounts due to group companies	142,702	142,702
Total Current Liabilities	1,991,980	1,789,854
Total Liabilities	$1,991,980	$1,789,854

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	$—	$—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,120,145 shares issued; and 1,091,562 shares outstanding as of December 31, 2024 and December 31, 2023(1)	560	560
Treasury stock; 28,583 shares as of December 31, 2024, and December 31, 2023, at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	101,712,325	101,712,325
Share to be issued	194,700	—
Retained earnings unappropriated	36,393,884	96,294,256
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(20,783,318)	(18,053,269)
Total Stockholders’ Equity	142,812,575	205,248,296
Total Liabilities and Stockholders’ Equity	$144,804,555	$207,038,150

(1) The shares and per share data are presented on a retroactive basis to reflect the stock split.

Condensed Statements of Comprehensive Loss

	Years Ended December 31,
	2024 (Restated)	2023
OPERATING EXPENSES
General and administrative expenses	$(742,480)	$(780,379)
TOTAL OPERATING EXPENSES	(742,480)	(780,379)
OTHER EXPENSES
Interest expense	—	—
TOTAL OTHER EXPENSES	—	—
TOTAL EXPENSES	(742,480)	(780,379)
Equity in net loss of subsidiaries	(59,157,892)	(61,014,900)
LOSS BEFORE INCOME TAXES	(59,900,372)	(61,795,279)
INCOME TAXES	—	—
NET LOSS	$(59,900,372)	$(61,795,279)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2024 (Restated)	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(59,900,372)	$(61,795,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity loss in unconsolidated subsidiaries	59,157,892	61,014,900
Stock-based compensation expense-options	—	451,350
Shares issued from treasury stock for services	—	—
Changes in assets and liabilities:	—	—
Other payables and accrued expenses	396,825	(23,152)
Net cash used in operating activities	(345,655)	(352,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	345,655	352,181
Net cash provided by financing activities	345,655	352,181
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—

(i)	Basis of presentation

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

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective with material weakness, which be discussed more in in detail in (b) Management’s Report on Internal Control over Financial Reporting.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024, due to the material weakness described below.

In connection with the Company’s preparation of its financial statements and the restatement (as further described within Note of the “Restatement of Previously Issued Financial Statements to the consolidated financial statements” appearing elsewhere in this Annual Report on Form 10-K), the Company identified a material weakness in its internal controls over financial reporting, which failed to prevent or detect the identified misstatement requiring restatement.

Our management concluded that a material weakness existed as of December 31, 2024, with respect to the design and operating effectiveness of the Company’s controls over the accounting for arrangements that contain a lease. Specifically, the Company did not:

(i) design controls to properly apply the Company's accounting policy to combine lease and non-lease components in lease arrangements, (ii) operate controls to review the identification of leases and lease elements and accounting for lease arrangements by individuals with appropriate knowledge and competency, and (iii) operate controls to review the accounting for leases by individuals with appropriate knowledge and competency to determine the appropriate lease classification, presentation and commencement date.

This material weakness resulted in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2024, the material weakness could result in misstatements to the Company’s accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

(a)	Changes in internal controls

Other than as described in (b) above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b)	Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8- K filed on December 1, 2015.

3.4	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020.

4.1	Description of Securities, incorporated herein by reference to Exhibit 4.1 to the Registration’s Annual Report on Form 10-K filed on April 14, 2020.

10.1	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

10.2	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Xiaobin Liu, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.3	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Min Li, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.4	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Naihui Miao, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.5	Crude Salt Field Acquisition Agreement dated as of June 26, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang Qingshuibo Farm Co., LTD., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.6	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.7	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.8	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.9	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.10	Amendment to Crude Salt Field Acquisition Agreement dated as of June 26, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang Qingshuibo Farm Co., LTD., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.11	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.12	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.13	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.14	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

16.1	Letter from Morison Cogen LLP, dated July 7, 2021, incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K, filed on July 7, 2021.

16.2	Letter from WWC, P.C., dated April 16, 2024, incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K, filed on April 16, 2024.

19.	Insider Trading Policy, incorporated herein by reference to Exhibit 19 to the Registrant’s annual report on Form 10-K filed on April 11, 2025.*

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on March 16, 2018.

23.1	Consent of GGF CPA LIMITED, Certified Public Accountants, an independent registered public accounting firm.*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Clawback Policy, incorporated by reference to Exhibit 97.1 to the Registrant’s annual report on Form 10-K, filed on September 27, 2024.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2026	By:	/s/ Xiaobin Liu
		By:	Xiaobin Liu
		Title:	Chief Executive Officer

	By:	/s/ Min Li
		By:	Min Li
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Xiaobin Liu		July 27, 2026
Xiaobin Liu /s/ Min Li	Chief Executive Officer and Director	July 27, 2026
Min Li /s/ Yibo Yang	Chief Financial Officer	July 27, 2026
Yibo Yang /s/ Naihui Miao	Director	July 27, 2026
Naihui Miao /s/ Dongshan Wang	Director	July 27, 2026
Dongshan Wang /s/ Yang Zou	Director	July 27, 2026
Yang Zou /s/ Sheng Wei Ma	Director	July 27, 2026
Sheng Wei Ma /s/ Shi Tong Jiang	Director	July 27, 2026
Shi Tong Jiang	Director