Form 10-K
period 2025-12-31
GULF RESOURCES, INC.
filed 2026-08-17
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-34499

Gulf Resources Inc.

(Exact name of registrant as specified in its charter)

Nevada	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11, Vegetable Building, Industrial Park of the East Shouguang City, Shandong, China	262700
(Address of principal executive offices)	(Zip Code)

+86 (536) 567-0008

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.0005 par value	GURE	The Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act: None.

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $6.8 million based upon a closing sale price of $0.67 on June 30, 2025.

As of August 17, 2026, the Registrant had outstanding 1,813,531 shares of common stock, excluding 28,583 shares of common stock of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

The functional currency of the Company’s operating foreign subsidiaries is the Renminbi (“RMB”), which had an average exchange rate of $0.14042 and $0.13999 during fiscal years 2024 and 2025, respectively, the reporting currency of the Company is the United States dollar (“USD” or $”).

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

Recent Developments

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

On December 1, 2025, the Company received a letter from The Nasdaq Stock Market, LLC stating that the Company had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). Consequently, the hearing before the Hearings Panel scheduled to take place on December 9, 2025 has been cancelled. The Company’s securities will continue to be listed and traded on The Nasdaq Stock Market.

On December 2, 2025, the Company issued a press release announcing that it has regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

On December 10, 2025, Shouguang City Haoyuan Chemical Company Limited, an indirect wholly owned subsidiary of Gulf Resources, Inc. (the “Company”), entered into an equity transfer agreement to sell 100% of the equity interests in Shouguang Yuxin Chemical Industry Co., Limited to Shandong Rongyuan Pharmaceutical Co., Ltd. for aggregate consideration of RMB 21.2 million, payable in instalments through 2028. The Company’s board of directors reviewed and affirmed the terms of the transaction, concluding that the sale is fair to and in the best interests of the Company and its shareholders. The disposition removes the operational and financial burdens associated with the prolonged suspension of the Yuxin Chemical facility and enables the Company to reallocate resources to its other, more profitable business segments. The transaction closed on December 22, 2025 following completion of the required governmental registration changes.

On December 18, 2025, the Company announced that, pursuant to a notice dated December 15, 2025 from the Shouguang Municipal People’s Government Office (the “Government of Shouguang City”), it would temporarily suspend relevant operations in Shouguang City to comply with local regulatory requirements. The Company characterized the suspension as seasonal in nature and aligned with the Government of Shouguang City’s objectives for the orderly extraction, effective utilization, and comprehensive development of brine resources, as well as the protection of the ecological environment. The Company further noted that bromine demand typically declines during the Chinese New Year holiday period and that crude salt processing becomes more difficult in winter due to lower temperatures, which mitigated the commercial impact of the temporary shutdown. Operations in Shouguang City subsequently resumed on March 2, 2026 in compliance with the same government notice.

On December 22, 2025, the transaction previously announced on December 10, 2025 to sell 100% of the equity interests in Shouguang Yuxin Chemical Industry Co., Limited by Shouguang City Haoyuan Chemical Company Limited, an indirect wholly owned subsidiary of Gulf Resources, Inc. (the “Company”), to Shandong Rongyuan Pharmaceutical Co., Ltd. closed following completion of the industrial and commercial change registration by the relevant Administration for Market Regulation (AMR), which recorded the Purchaser as the sole shareholder of the Target Company. The Company had previously disclosed the terms of the equity transfer agreement and related matters in its Current Report on Form 8-K filed with the SEC on December 15, 2025.

On March 2, 2026, the Company announced that as previously reported on its Form 8-K filed on December 18, 2025, it had temporarily suspended certain operations in Shouguang City in compliance with a seasonal government notice (the “Notice”) issued by the Government of Shouguang City to support the orderly extraction, effective utilization, and comprehensive development of brine resources and the protection of the ecological environment, and that such operations have now resumed in compliance with the Notice.

On January 26, 2026, March 5, 2026, March 19, 2026 and March 28, 2026, respectively, the Company entered into equity financing agreements (individually the “Private Placement Agreement”; collectively the “Private Placement Agreements”), with four individual investors (individually the “Private Placement Purchaser”; collectively “Private Placement Purchasers”), pursuant to which the Company agreed to issue new shares of common stock to such investors that in aggregate accounted for approximately 18% of the total shares issued and outstanding of the Company as of December 31, 2025. The purchase price per share under the Private Placement Agreement dated January 26, 2026, was set at 90% of the average closing price of the Company’s common stock for the five trading days prior to the date of such agreement, while the purchase prices under the Private Placement Agreements executed in March 2026 were set at 85% of, or 15% off, the closing price of the Company’s common stock on the trading day immediately preceding the respective agreement dates, as quoted on the Nasdaq Stock Market. For more information, see the Current Report on Form 8-K of the Company filed with the Securities Exchange Commission, or the SEC.

On April 23, 2026, the Company received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”), with the SEC, the Company was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule 5250(c)(1) Rule”), which requires the timely filing of all required periodic reports with the SEC, and the Company subsequently received a notice (the “May Notice”) from Nasdaq on May 26, 2026 due to the Company’s non-compliance with the Listing Rule 5250(c)(1) Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026(the “First Quarter Form 10-Q”, together with the Form 10-K, the “Delinquent Reports”). The May Notice states that the Company had until June 22, 2026 to submit to Nasdaq a plan to regain compliance with the Rule.

On May 26, 2026, Gulf Resources (the “Company”) received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), indicating that, as a result of not having timely filed its quarterly report on Form 10-Q for the quarter ended March 31, 2026 (the “Form 10-Q”), and the Company remains delinquent in filing its annual report on Form 10-K for the year ended December 31, 2025 (the “Initial Delinquent Filing”), the Company is in non-compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing all required periodic financial reports with the Securities Exchange Commission.

On June 1, 2026, Gulf Resources (the “Company”), following the Company’s ongoing dialogue with the staff of the United States Securities and Exchange Commission, concluded that the Company will amend its fiscal year 2024 Form 10-K (the “FY2024 Form 10-K”) and Form 10-Qs for the first, second and third quarters of 2025 (collectively, the “Q1, Q2 and Q3 2025 Form 10-Qs”) to restate the disclosures (Note 6, Note 7 and Note 12 included in the FY2024 Form 10-K and the Q1, Q2 and Q3 2025 Form 10-Qs) to revise the previous recognition of buildings without ownership certificates as fixed assets in the balance sheets and to reclassify such buildings as right-of-use (ROU) assets based on lease agreements and ASC 842 Leases, for each of the periods included in those filing, including fiscal years 2023 and 2024 in the FY2024 Form 10-K and each of the quarterly and year-to-date periods included in the Q1, Q2 and Q3 FY2025 Form 10-Qs (collectively, the “Prior Filings”). The Prior Filings should no longer be relied upon because of errors identified in such financial statements, as described above.

In connection with the identification of the above mentioned restatement, the Company delayed the completion of its fiscal year 2025 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and filed a Form 12b-25 (Notice of Late Filing) with the Securities and Exchange Commission to provide notice of such delay to the SEC and its shareholders.

On June 25, 2026, the Company received a letter from Nasdaq indicating that, based on its further review and the plan of compliance submitted by the Company on June 17, 2026, Nasdaq determined to grant an exception to enable the Company to regain compliance with the Listing Rule 5250(c)(1) Rule. The terms of the exception were as follows: on or before August 31, 2026, the Company must file the Delinquent Reports, as required by the Listing Rule 5250(c)(1) Rule. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a hearings panel.

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

On December 10, 2025, Shouguang City Haoyuan Chemical Company Limited (the “Seller”), an indirect wholly owned subsidiary of Gulf Resources, Inc. (the “Company”), entered into an equity transfer agreement (the “SPA”) with Shandong Rongyuan Pharmaceutical Co., Ltd. (the “Purchaser”) to sell 100% of the equity interests in Shouguang Yuxin Chemical Industry Co., Limited (the “Target Company”) for RMB 21.2 million, payable in instalments through 2028. The Company’s board of directors reviewed and approved the SPA, determining that its terms, including the consideration and payment arrangements, are fair and in the best interests of the Company and its shareholders. Given the prolonged suspension of operations at the Yuxin Chemical facility and its adverse impact on performance, the Board believes that completing the sale will relieve the Company of related burdens and allow it to focus on more profitable business segments.

As previously reported, on December 10, 2025, Shouguang City Haoyuan Chemical Company Limited (the “Seller”), an indirect wholly owned subsidiary of Gulf Resources, Inc. (the “Company”), entered into an equity transfer agreement (the “SPA”) with Shandong Rongyuan Pharmaceutical Co., Ltd. (the “Purchaser”) to sell 100% of the equity interest in Shouguang Yuxin Chemical Industry Co., Limited (the “Target Company”). The industrial and commercial registration reflecting the Purchaser as the sole shareholder of the Target Company was completed by the relevant governmental authority on December 22, 2025, marking the closing of the transaction. In connection with the closing, the Company filed a Current Report on Form 8-K on December 29, 2025, which includes the Company’s audited financial statements for the year ended December 31, 2024, and unaudited financial statements for the nine months ended September 30, 2025, together with related notes and pro forma financial information filed as Exhibit 99.1 of the aforementioned Form 8-K filed on December 29, 2025.

Our executive offices are located at Level 11, Vegetable Building, Industrial Park of the East in Shouguang City, Shandong Province, P.R.C. Our telephone number is +86 (536) 5670008. Our website address is www.gulfresourcesinc.com. The information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Form 10-K.

Enforcement of Civil Liabilities under United States Federal Securities Laws

Although the Company is a Nevada corporation, most of the Company’s operations are and will be located outside of the United States and all Company directors and officers reside outside the United States. Moreover, a majority of Company assets are located outside the United States. Since a majority of the assets owned by the Company are located outside the United States, any judgment obtained in the United States against the Company may not be collectible within the United States. There is no treaty between the United States and China providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in China. Under the PRC Civil Procedure Law, foreign shareholders may originate actions based on PRC law against the Company in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit.

There is uncertainty as to whether the courts of China would (1) recognize or enforce judgments of United States courts obtained against the Company or its directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, or (2) entertain original actions brought in each respective jurisdiction against the Company or its directors or officers predicated upon the securities laws of the United States or any state in the United States.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedure Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedure Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedure Law, courts in China will not enforce a foreign judgment against the Company or its directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedure Law, foreign shareholders may originate actions based on PRC law against the Company in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit.

In addition, it will be difficult for U.S. shareholders to originate actions against us in China in accordance with PRC laws because we are incorporated under the laws of State of Nevada and it will be difficult for U.S. shareholders, holding our common stock, to establish a connection to China for a PRC court to have jurisdiction as required under the PRC Civil Procedure Law.

Recent Regulatory Developments in China

We face various legal and operational risks and uncertainties associated with having all of our operations in China and the complex and evolving PRC laws and regulations. The Chinese government has significant authority in regulating our operations and may intervene or influence our operations at any time, which could result in a material adverse change in our operations and the value of our securities. The PRC government has recently indicated its intent to exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. For example, anti-monopoly regulators in China have promulgated new anti-monopoly and competition laws and regulations and strengthened the enforcement under these laws and regulations. There remain uncertainties as to how the laws, regulations and guidelines recently promulgated will be implemented and whether these laws, regulations and guidelines will have a material impact on our business, financial condition, results of operations and prospects. If any non-compliance is identified by relevant authorities, we may be subject to fines and other penalties. See “Item 1A. Risk Factors— Risks Related to Doing Business in China—Because all of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.”, “—if the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.” and “—If the Chinese government were to impose new requirements for approval from the PRC Authorities to issue our common stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.”

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

On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secrets Protection and the National Archives Administration jointly issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Provisions, which took effective from March 31, 2023. The Confidentiality and Archives Provisions specify that during the overseas securities offering and listing activities of domestic companies, domestic companies and securities companies and securities service institutions that provide relevant securities business shall, by strictly abiding by the relevant laws and regulations of the PRC and this Confidentiality and Archives Provisions, institute a sound confidentiality and archives administration systems, take necessary measures to fulfill confidentiality and archives administration obligations, and shall not divulge any national secrets, work secrets of governmental agencies and harm national and public interests. Confidentiality and Archives Provisions provide that it is applicable to initial public offerings as well as other types of securities listing of PRC domestic enterprises, and any future issuance of securities and listing activities after the initial listing. Working papers generated in the PRC by securities companies and securities service providers that provide relevant securities services for overseas issuance and listing of securities by domestic companies shall be kept in the PRC. Confidentiality and Archives Provisions provide no explicit definition of working papers. In practice, the securities companies’ working papers usually refer to various important information and work records related to the securities business obtained and prepared by the securities companies and securities service providers and their representatives in the whole process of the securities businesses, such as due diligence work. Without the approval of relevant competent authorities, such as CSRC, MOF PRC National Administration of State Secrets Protection, and National Archives Administration of China, depending on the nature and transmission method of secrets, it shall not be transferred overseas. Where documents or materials need to be transferred outside of the PRC, it shall be subject to the approval procedures in accordance with relevant PRC regulations. The relevant competent authorities, such as, CSRC, MOF, PRC National Administration of State Secrets Protection, and National Archives Administration of China will regulate, supervise and inspect pursuant to their respective statutory mandates over matters of Confidentiality and Archives Administration concerning overseas offering and listing by domestic companies. As Confidentiality and Archives Administration is newly promulgated, there is substantial uncertainty regarding their specific requirements. If we fail to comply with related laws and regulations, we may be subject to fine, confiscation, blocking transmission or criminal offense. We have taken measures to adopt management systems for the compliance of Confidentiality and Archives Provisions. We believe our listing does not involve in national secrets, work secrets of governmental agencies and undermine national and public interests. There is no assurance that we will be able to meet all applicable regulatory requirements and guidelines, or comply with all applicable regulations at all times, or that we will not be subject to fines or other penalties in the future as a result of regulatory inspections.

Cash Transfers and Dividend Distribution

Our corporate structure is a direct holding structure, that is, the overseas entity listed in the U.S., Gulf Resources, Inc., a Nevada corporation (“Gulf Resources”), controls SCHC (the “WFOE”) and DCHC through the Hong Kong company, Hong Kong Jiaxing Industrial Limited, or Hong Kong Jiaxing.

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

Please see “Item 1A. Risk Factors— Risks Related to Doing Business in China—We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.” and “— PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from making loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

Holding Foreign Company Accountable Act

Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act (“HFCAA”), if the PCAOB is unable to adequately inspect audit documentation located in China, or investigate our auditor. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law, and amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. Our auditor, GGF CPA LTD., Certified Public Accountants, is a China-based accounting firm registered with the PCAOB, and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in the China and is subject to inspection by the PCAOB on a regular basis. On August 26, 2022, the PCAOB signed the Protocol with the CSRC and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. On December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Joseph Biden of the United States. The Consolidated Appropriations Act contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. We cannot assure you that we will not be identified by the SEC under the HFCAA as an issuer that has retained an auditor that has a branch or office located in a foreign jurisdiction that the PCAOB determines it is unable to inspect or investigate completely because of a position taken by an authority in that foreign jurisdiction. In addition, there can be no assurance that, if we have a “non-inspection” year, we will be able to take any remedial measures. If we were so identified for two consecutive years, trading in our common stock could in the future be prohibited under the HFCAA and, as a result, we cannot assure you that we will be able to maintain the listing of our securities on the Nasdaq Stock Market or that you will be allowed to trade our common stock in the United States on the “over-the-counter” markets or otherwise. Should our common stock become not listed or tradeable in the United States, the value of our common stock could be materially affected. See “Risk Factors - Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.”

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

Pursuant to a notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 26, 2025 until February 24, 2026. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed operations at the bromine and crude salt factories as scheduled in February 2026.

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

We secured the land for our upcoming chemical factory and obtained the final approval regarding environmental protection assessment. Construction of the new chemical facilities located at Bohai Marine Fine Chemical Industrial Park, commenced in June 2020. Initially, the construction was projected to last around one year, with an additional six months for equipment installation and testing, However, due to the COVID epidemic and electrical restrictions, the opening of the chemical factory has been postponed. The Company has received the refrigeration and air compressor units. The estimated total cost for the relocation process is approximately $69 million. As of December 31, 2025 and 2024, the Company incurred relocation costs in the amount of $45,584,344 and $45,584,344, respectively. Additionally, the procurement of the final equipment for our chemical factory has been postponed until we have a better understanding of the potential for derivative bromine products. We anticipate proceeding with the completion of its chemical factory in due course. However, in the event that the Chinese economy persists in its weakness and if we perceive this trend to be ongoing, there is a possibility that the chemical factory could be repurposed for the production of Sodium-Ion batteries.

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

Permissions Required from the PRC Authorities for Our Operations

Our operations in China are governed by PRC laws and regulations. We engage in the manufacturing and trading of bromine through our wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”), which holds the necessary licenses for bromine and crude salt mining and production. Shouguang Hengde Salt Industry Co. Ltd (“SHSI”) is responsible for trading crude salt. No operational license is required for such business activity. Currently, operations at Shouguang Yuxin Chemical Industry Company Limited (“SYCI”) are suspended due to relocation and construction, which we have obtained the required construction permit. To further explore and develop natural gas and brine resources (including bromine and crude salt) within the PRC in Sichuan Province, the Company established Daying County Haoyuan Chemical Company Limited (“DCHC”). DCHC is currently in discussions with government authorities regarding permits for mining natural gas and halogen water.

As of the date of this report, our management believes that these entities have obtained the requisite licenses and permits from the PRC government authorities that are material for their business operations, including, among others, certain business licenses, approvals for the establishment of enterprises with foreign investment, approvals for overseas direct investment and environmental and occupational safety and health approvals. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we may be required to obtain additional licenses, permits, filings or approvals for the functions and services of our platform in the future.

Furthermore, in connection with our issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we, and our PRC subsidiaries, (i) are not required to obtain permissions from the China Securities Regulatory Commission, or the CSRC, (ii) are not required to go through cybersecurity review by the Cyberspace Administration of China, or the CAC, and (iii) have not been asked to obtain such permissions by any PRC authority.

However, the PRC government has recently indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. If we fail to receive or maintain the required permissions or approvals, we may be forced to suspend or cease operations, lending to loss in revenue. Authorities may impose fines, sanctions, or initiate legal proceedings, negative publicity would affect our Company’s image. Investors may react negatively, causing share price declines due to perceived regulatory risk. Because of the regulatory uncertainty, which can potentially lead to valuation adjustments and increased risk premiums. Our business plans may need to be suspended or scaled back if approvals or permits become harder to obtain.

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

Chemical Products

We produce chemical products through our wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Company Limited, or SYCI. At the present time, SYCI is closed pursuant to the letter from government dated November 24, 2017. It is being relocated to Bohai Marine Fine Chemical Industry Park, Shouguang City. SYCI paid $9,047,232 for a 50-year lease of a piece of land for its new factories at Bohai Marine Fine Chemical Industrial Park in December 2017 and leased another piece of land from the third party for its new chemical factory. We received the final approval for our new chemical factory and started construction in June 2020.

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

Principal Customers

We sell a substantial portion of our products to a limited number of PRC customers. Our principal customers during 2025 were Shandong Morui Chemical Company Limited, Shandong Shouguang God Runfa Ocean Chemical Co., Ltd, Shandong Brother Technology Limited, and Shouguang Weidong Chemical Company Limited. We have ongoing policies in place to ensure that sales are made to customers who are credit-worthy.

During the year ended December 31, 2025, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $9,971,820 or approximately 43% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 15%, respectively, of total net revenue from the sale of bromine.

During the year ended December 31, 2024, sales to our three largest bromine customers, based on net revenue from such customers, aggregated $1,969,624 or approximately 35% of total net revenue from sale of bromine; and sales to our largest customer represented approximately 12%, respectively, of total net revenue from the sale of bromine.

During each of the years ended December 31, 2025, and 2024, sales to our three largest crude salt customers, based on net revenue from such customers, aggregated $2,418,032 and $2,049,988, respectively, or approximately 100% and 100% of total net revenue from sale of crude salt; and sales to our largest customer represented approximately 40% and 38%, respectively, of total net revenue from the sale of crude salt.

During each of the years ended December 31, 2025, and 2024, the net revenue for the chemical products was $0. During each of the years ended December 31, 2025, and 2024, the net revenue for natural gas was $0 and $61,207.

Principal Suppliers

Our principal external suppliers are Laizhou Shengfu Chemical Company Limited, Weifang Wanhong Chemical Company Limited, Shandong Xinlong International Trade Company Limited, Shouguang Runfeng trading Company Limited.

During the year ended December 31, 2025, and 2024, we purchased 100% of raw materials for our bromine and crude production from our top four suppliers.

During the year ended December 31, 2025, and 2024, we did not purchase any raw materials for chemical products production. This supplier’s concentration makes us vulnerable to a near-term adverse impact, should the relationships be terminated.

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Bromine and Crude Salt

In view of keen competition and the trend of less bromine contraction of brine water being extracted in Shouguang City, Shandong Province, the Company intended to access more bromine and crude salt resources by finding new underground brine water resources in the Sichuan Province. On January 30, 2015, we announced that we had found natural gas resources under our bromine well in Sichuan Province. On November 23, 2015, the Company’s subsidiary SCHC entered into an agreement with the People’s Government of Daying County in Sichuan Province for the exploration and development of natural gas and brine resources (including bromine and crude salt). In January 2017, the Company completed the construction of the first brine water and natural gas well field in Sichuan Province. Subsequently, the Company found some issues related to water and other potential impurities in the natural gas during trial production. In resolving the problem, the Company purchased customized equipment for its natural gas project. The installation of such equipment, including providing piping and electricity, was completed in July 2018. The Company completed the test production at its first natural gas well in Sichuan Province and commenced trial production in January 2019.

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

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 26, 2025, until February 24, 2026. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed preparation operations at the bromine and crude salt factories as scheduled in February 2026.

▼ Chemical Products

On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to the Bohai Marine Fine Chemical Industrial Park (the “November 2017 Letter”). Since then, our chemical factory has been shut down. We believe this is part of the country’s efforts to improve the development of the chemical industry, facilitate safe production and curb environmental pollution, and ensure the quality of living environment of residents. The Company expects to cost approximately $69 million in total in connection with the relocation. The Company incurred relocation costs in the amount of $45,584,344 as of December 31, 2025.

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

Government Regulation and Permissions Required from the PRC Authorities for Our Operations

Since all of our operations are conducted in China through our PRC subsidiaries, the Chinese government has significant authority in regulating our operations and may intervene or influence our operations at any time, which could result in a material adverse change in our operations and the value of our common stock. see “Item 1A. Risk Factors — Risks Related to Doing Business in China.”

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

In the natural resources sector, the PRC and the various provinces have enacted a series of laws and regulations over the past 20 years, including laws and regulations designed to improve safety and decrease environmental degradation. The “China Mineral Resources Law” declares state ownership of all mineral resources in the PRC. However, mineral exploration rights can be purchased, sold and transferred to foreign owned companies. Mineral resource rights are granted by the Central Government permitting recipients to conduct mineral resource activities in a specific area during the license period. These rights entitle the licensee to undertake mineral resource activities and infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. The licensee is required to submit a proposal and feasibility studies to the relevant authority and to pay the Central Government a natural resources tax in an amount equal to a percentage of annual crude salt sales and tones of bromine sold. Shandong Province has determined that bromine is to be extracted only by licensed entities, and we hold one of such licenses. Despite the Province desire to limit extraction to licensed entities, hundreds of smaller operations have continued to extract bromine without licenses.

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

We engage in the manufacturing and trading of bromine through our PRC wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”), which holds the licenses for bromine and crude salt mining and production. Shouguang Hengde Salt Industry Co. Ltd (“SHSI”) is in the business of trading crude salt. No operational license is required for such business activity. Currently, Shouguang Yuxin Chemical Industry Company Limited (“SYCI”) had entered into an equity transfer agreement with Shandong Rongyuan Pharmaceutical Co., Ltd. (the “Purchaser”) to sell 100% of the equity interests of SYCI. To further explore and develop natural gas and brine resources (including bromine and crude salt) within the PRC in Sichuan Province, the Company established Daying County Haoyuan Chemical Company Limited (“DCHC”). DCHC is currently in discussions with government authorities regarding permits for mining natural gas and halogen water.

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

As of the date of this annual report, we and our PRC subsidiaries have obtained all requisite licenses and permits from the PRC government authorities needed for the business operations of our PRC subsidiaries in China, and no permission or approval has been denied. Further, the Company is awaiting governmental approval for Factories No. 2 and No. 10 as of the date of this annual report. For more details, please see “Item 1. Business - Business Strategy- Expansion of Production Capacity to Meet Demand.”

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

Human Capital Resources

Employee Profiles

As of December 31, 2025, we employed approximately 355 full-time employees, of whom approximately 79% are with SCHC, SHSI and DCHC, and 21% are with SYCI. Approximately 30% of our employees are management personnel and 5% are sales and procurement staff. None of our employees are represented by a union.

Total Rewards

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 16% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. We have purchased social insurance for almost all of our employees. Expense related to social insurance was approximately $508,947 for fiscal year 2025.

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

If we cannot continue to satisfy the continued listing requirements and other rules of the Nasdaq Stock Market, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.

On May 6, 2025, we was notified by the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Staff granted the Company’s request to transfer the listing of its common stock, par value $0.0005 per share, from The Nasdaq Global Select Market tier to The Nasdaq Capital Market tier, and that the Staff granted the Company’s request for a second 180-calendar day period, or until November 3, 2025, to regain compliance with the $1.00 bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2).

On November 4, 2025, the Company received a delist determination letter from the staff (the “Staff”) of the Listing Qualifications Department of The Nasdaq Stock Market, LLC advising the Company that the Staff had determined that the Company did not regain compliance with Minimum Bid Price Requirement by the November 3, 2025, deadline. The Staff had determined that the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market on November 11, 2025.

The Company effected a one-for-ten reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Stock Split”). The Company effected the Reverse Stock Split in the market on October 27, 2025, and its common stock began trading on The Nasdaq Capital Market on a split-adjusted basis at the market open on such date. On November 7, 2025, the Company appealed to the Staff’s delisting determination by submitting a hearing request to the Nasdaq Hearings Panel.

On December 1, 2025, Gulf Resources, Inc. (the “Company”) received a letter from The Nasdaq Stock Market, LLC stating that the Company had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). Consequently, the hearing before the Hearings Panel scheduled to take place on December 9, 2025, has been cancelled. The Company’s securities have continued listing and trading on The Nasdaq Stock Market. On April 23, 2026, the Company received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”), with the SEC, the Company was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule 5250(c)(1) Rule”), which requires the timely filing of all required periodic reports with the SEC, and the Company subsequently received a notice (the “May Notice”) from Nasdaq on May 26, 2026 due to the Company’s non-compliance with the Listing Rule 5250(c)(1) Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (the “First Quarter Form 10-Q”, together with the Form 10-K, the “Delinquent Reports”). The May Notice states that the Company had until June 22, 2026, to submit to Nasdaq a plan to regain compliance with the Rule.

On June 25, 2026, the Company received a letter from Nasdaq indicating that, based on its further review and the plan of compliance submitted by the Company on June 17, 2026, Nasdaq determined to grant an exception to enable the Company to regain compliance with the Listing Rule 5250(c)(1) Rule. The terms of the exception were as follows: on or before August 31, 2026, the Company must file the Delinquent Reports, as required by the Listing Rule 5250(c)(1) Rule. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a hearings panel.

We cannot assure you that we will be able to maintain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development,

●	Results in negative publicity or increase our operating costs,

●	Require significant management time and attention, and

●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

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

The Chinese government has exercised and can continue to exercise substantial control to intervene on virtually every sector of the Chinese economy through regulation and state ownership, and as a result, it can influence the manner in which we must conduct our business activities and effect material changes in our operations or the value of the common stock we are registering in this resale. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the U.S., with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditure and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and impose export restrictions on certain data information.

In early July 2021, regulatory authorities in China launched cybersecurity investigations with regard to several China- based companies that are listed in the United States. The Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and Boss of KANZHUN LIMITED (Nasdaq: BZ). On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

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

On February 17, 2023, the CSRC promulgated Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023. According to the Overseas Listing Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. The Overseas Listing Trial Measures provides that an overseas listing or offering is explicitly prohibited, if any of the following: (1) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (2) the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) the domestic company intending to make the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (4) the domestic company intending to make the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (5) there are material ownership disputes over equity held by the domestic company’s controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

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

At a press conference held for these new regulations (“Press Conference”), officials from the CSRC clarified that the domestic companies that have already been listed overseas on or before March 31, 2023, shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filling procedures immediately, and they shall be required to file with the CSRC upon occurrences of certain subsequent matters such as follow-on offerings of securities. According to the Overseas Listing Trial Measures and the Press Conference, the existing domestic companies that have completed overseas offering and listing before March 31, 2023, such as us, shall not be required to perform filing procedures for the completed overseas securities issuance and listing. However, from the effective date of the regulation, any of our subsequent securities offering in the same overseas market or subsequent securities offering and listing in other overseas markets shall be subject to the filing requirement with the CSRC within three working days after the offering is completed or after the relevant application is submitted to the relevant overseas authorities, respectively. If it is determined that any approval, filing or other administrative procedures from other PRC governmental authorities is required for any future offering or listing, we cannot assure you that we can obtain the required approval or accomplish the required filings or other regulatory procedures in a timely manner, or at all. If we fail to fulfill filing procedure as stipulated by the Trial Measures or offer and list securities in an overseas market in violation of the Trial Measures, the CSRC may order rectification, issue warnings to us, and impose a fine of between RMB1,000,000 and RMB10,000,000. Persons-in-charge and other persons that are directly liable for such failure shall be warned and each imposed a fine from RMB500,000 to RMB5,000,000. Controlling shareholders and actual controlling persons of us that organize or instruct such violations shall be imposed a fine from RMB1,000,000 and RMB10,000,000.

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

As of the date of this annual report, we and our PRC subsidiaries have obtained the requisite licenses and permits from the PRC government authorities that are material for the business operations of our PRC subsidiaries. In addition, as of the date of this annual report, we and our PRC subsidiaries are not required to obtain approval or permission from the CSRC or the CAC or any other entity that is required to approve our PRC subsidiaries’ operations or required for us to offer securities to foreign investors under any currently effective PRC laws, regulations, and regulatory rules.  If it is determined that we are subject to filing requirements imposed by the CSRC under the Overseas Listing Regulations or approvals from other PRC regulatory authorities or other procedures, including the cybersecurity review under the revised Cybersecurity Review Measures, for our future offshore offerings, it would be uncertain whether we can or how long it will take us to complete such procedures or obtain such approval and any such approval could be rescinded. Any failure to obtain or delay in completing such procedures or obtaining such approval for our offshore offerings, or a rescission of any such approval if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to file with the CSRC or failure to seek approval from other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our common stock.

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

Our business belongs to the chemical industry in China, which does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Based on the advice of PRC counsel and our understanding of currently applicable PRC laws and regulations, listing of our common stock in the U.S. is not subject to the review or prior approval of the Cyberspace Administration of China (the “CAC”) or the China Securities Regulatory Commission (the “CRSC”). Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CRSC, or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

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

We face various legal and operational risks and uncertainties associated with having our operations in China and the complex and evolving PRC laws and regulations. The PRC government has significant authority in regulating our operations and may intervene or influence our operations at any time, which could result in a material adverse change in our operations and the value of our securities. The PRC government has recently indicated its intent to exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to listing on U.S. exchange from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. For more details, see “Item 1A. Risk Factors - Risks Related to Doing Business in China”

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. Currently, we and our PRC subsidiaries are not required to file for a cybersecurity review by the Cyberspace Administration of China, or the CAC, for our past issuance of securities to investors and maintaining our listing status on the Nasdaq, since our company already listed on Nasdaq before promulgation of the Trial Measures is not required to file for a cybersecurity review by the CAC to maintain our listing status on the Nasdaq Stock Market LLC, or the Nasdaq on which our securities have been listed.  Even though we are not required to complete the filing procedures with the CSRC for our historical issuance of securities, we may be required by the Trial Measures to file with the CSRC in connection with future securities offerings and listings outside of mainland China, including follow-on offerings, issuance of convertible bonds, offshore relisting after going-private transactions, and other equivalent offering activities. There remain substantial uncertainties about the interpretation, application and implementation of the laws and regulations relating to the CSRC filing and CAC cybersecurity review. If we fail to obtain any requisite approvals with respect to future offerings of our equity securities to foreign investors, or if we inadvertently conclude that such permissions or approvals are not required, or if the applicable laws, regulations or interpretations thereof change and we become subject to the requirement of additional permissions or approvals in the future, our ability to execute our financing and equity offering plans may be significantly limited or completely hindered. Any lack of or failure to maintain requisite approvals, licenses or permits applicable to us or our PRC subsidiaries may have a material adverse impact on our business, results of operations, financial condition and prospects, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, and cause the value of our securities to significantly decline or become worthless.

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

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non- inspection” year under a process to be subsequently established by the SEC. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022, amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong.

As of the date of this annual report, the PCAOB has not issued any new determination that it is unable to inspect or investigate completely registered public accounting firms headquartered in any jurisdiction. As a result, we do not expect to be identified as a “Commission-Identified Issuer” under the HFCAA for the fiscal year ended December 31, 2025, after we file our annual report on Form 10-K for such fiscal year. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law, which amended the HFCAA (i) to reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, and (ii) so that any foreign jurisdiction could be the reason why the PCAOB does not have complete access to inspect or investigate a company’s auditors. As it was originally enacted, the HFCAA applied only if the PCAOB’s inability to inspect or investigate because of a position taken by an authority in the foreign jurisdiction where the relevant public accounting firm is located. As a result of the Consolidated Appropriations Act 2023, the HFCAA now also applies if the PCAOB’s inability to inspect or investigate the relevant accounting firm is due to a position taken by an authority in any foreign jurisdiction. The denying jurisdiction does not need to be where the accounting firm is located. However, whether the PCAOB will be able to continue to conduct inspections and investigations completely to its satisfaction of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong are subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control, including positions taken by authorities of the PRC. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA.

Our auditor, GGF CPA LTD, Certified Public Accountants, the independent registered public accounting firm that issued the audit report included in our annual report, an auditor of companies that are traded publicly in the United States and a China-based accounting firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is based in the China and is subject to inspection by the PCAOB on a regular basis.

However, our auditor’s working papers related to us, and our subsidiaries are located in China. If our auditor is not permitted to provide requested audit work papers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of our auditor through such inspections which could result in limitation or restriction to our access to the U.S. capital markets, and trading of our securities may be prohibited under the HFCAA, which would result in the delisting of our securities from the Nasdaq.

Because the majority of our operations are in mainland China and our auditor has been located in mainland China, a jurisdiction where the U.S. Public Company Accounting Oversight Board (“PCAOB”) is currently unable to conduct inspections without the approval of Chinese authorities, there have been concerns regarding oversight of the audits of our financial statements filed with the SEC. If the PCAOB continues to be unable to inspect our audit firm in the PRC for three consecutive years, the HFCAA requires the SEC to prohibit the trading of our securities on a national securities exchange, including Nasdaq, or on over-the- counter markets in the United States.

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

PCAOB inspections of auditors located outside of mainland China and Hong Kong have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the PCAOB’s inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in mainland China and Hong Kong prevent the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors are deprived of the benefits of PCAOB inspections, which could result in limitations or restrictions on our access to the U.S. capital markets.

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

Furthermore, in June 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years (as opposed to the three years under the HFCAA). In February 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre- Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”), which similarly would amend the HFCAA to shorten the number of non-inspection years from three years to two years. The America COMPETES Act, however, includes a broader range of legislation than the AHFCA Act in response to the U.S. Innovation and Competition Act passed by the U.S. Senate in 2021. The U.S. House of Representatives and the U.S. Senate will need to agree on amendments to these respective bills to allow the legislature to pass their amended bills before the President can sign the bill into law. It is unclear if or when either of these bills will be signed into law.

In September 2021, the PCAOB adopted PCAOB Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act, which provides a framework for the PCAOB to use when determining whether the PCAOB is unable to inspect or investigate completely a registered public accounting firm located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction for the purposes of the HFCAA. PCAOB Rule 6100 establishes the manner of the PCAOB’s determinations; the factors the PCAOB will evaluate and the documents and information it will consider when assessing whether a determination is warranted; the form, public availability, effective date, and duration of such determinations; and the process by which the PCAOB will reaffirm, modify or vacate any such determinations. In November 2021, the SEC announced that it had approved Rule 6100. In December 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA for Commission-Identified Issuers, which became effective on January 10, 2022. In addition, the PCAOB issued a Determination Report, pursuant to PCAOB Rule 6100, which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by Chinese authorities in those jurisdictions. The SEC began to identify Commission- Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was so identified. If an issuer is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the issuer will be required to comply with the submission or disclosure requirements in its annual report for the fiscal year ended December 31, 2022. If we are identified as a Commission-Identified Issuer that uses an auditor not subject to PCAOB inspection for three consecutive years, or, if the AHFCAA or the America COMPETES Act is passed, two consecutive years, our securities may be delisted from Nasdaq as a result. Delisting of our securities would force holders of our securities to sell their securities. Further, we may be prohibited from listing our securities on another U.S. securities exchange, making our shares harder to trade for the investors, potentially reducing demand and lowering our share price. The market price of our securities could be adversely affected as a result of anticipated negative impacts of such legislative or executive actions upon, as well as negative investor sentiment toward, companies with significant operations in mainland China and Hong Kong that are listed in the United States, regardless of whether such actions are implemented and regardless of our actual operating performance.

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

For a detailed description of risks related to our doing business in China, see “Item 1A. Risk Factors - Risks Related To Doing Business In China”

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

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in the PRC, in the policies of the Chinese government or in the laws and regulations in the PRC could have a material adverse effect on the overall economic growth of the PRC. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and operating results.

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

If the Company becomes directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matters. Any unfavorable results from the investigations could harm our business operations and our reputation.

Recently, U.S. public companies that have substantially all of their operations in China have been subjects of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities, lack of effective internal control over financial reporting, inadequate corporate governance and ineffective implementation thereof and, in many cases, allegations of fraud. As a result of enhanced scrutiny, criticism and negative publicity, the publicly traded stocks of many U.S.-listed Chinese companies have sharply decreased in value and, in some cases, have become virtually worthless or illiquid. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effects the sector-wide investigations will have on the Company. If the Company becomes the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company will have to expend significant resources to investigate such allegations and defend the Company. If such allegations were not proven to be baseless, the Company would be severely hampered and the price of the stock of the Company could decline substantially. If such allegations were proven to be groundless, the investigation might have significantly distracted the attention of the Company’s management.

It may be difficult to serve the Company with legal process or enforce judgments against the Company or its management.

Most of the Company’s assets are located in China, all of its directors and officers are non-residents of the United States and located in China, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state.

The recognition and enforcement of foreign judgments are provided under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedure Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedure Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

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

Our companywide cybersecurity policy sets the framework for our approach to cybersecurity. Each business unit and our corporate headquarters designate individuals with appropriate qualifications and experience to be responsible for addressing cybersecurity matters, including assessing, identifying and managing risks from cybersecurity threats, with a direct reporting line to senior management. Under our approach to cybersecurity, each business unit designs and operates its own information and cybersecurity program tailored to its market, customer requirements, regulatory requirements and threats. Our cybersecurity policy and procedures are designed to ensure senior management receives timely and adequate information regarding cybersecurity matters, including threats and incident response, as appropriate to the matter. Our policies and procedures are also designed to oversee and identify material cybersecurity risks related to third-party vendors and service providers.

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

Item 2. Properties.

FIGURE 2.1 - REGIONAL MAP OF MINING PROPERTIES

He
Bei
Province
Bo
Hai
Key
Highway
Railway
Mining
Dezhou City
Jinan City
Zibo City
Liaocheng City
Laiwu City
Dong
Shan
Province
Heze City
Linyi City
Rizhao City
Qingdao City
Huang
Hai
Lianyungang City
Jiang
Su
Province
He
Nan
Province
Shangqiu City
An
Hui
Province
Yantai City
Beijing
Lanzhou
Lasa
Shanghai
Wuhan

Date : December 31, 2025

FIGURE 2.2 – DETAILED MAP OF MINING PROPERTIES

Guang
Ding Thorpe
Rao
Country
Bohai Bay
Yangkou
No.1
No.2
No.7
No.8
Dajiawa
Yingli
Yangzi
Taitou
Hou
Township
District
Shouguang
City
Cangzhou City
Dongying
City
Jinan City
Weifang
City
Shan Dong Province
Heze City
Linyi City
K
e
y
Highway
National Rd.
Provincial Rd.
Railway
Water System
Province
Boundary
Mining Property
Boundary
0
5
10km

Date : December 31, 2025

We do not own any land, although we do own some of the buildings on land we lease. Our executive offices are located at Level 11, Vegetable Building, Industrial Park of the East in Shouguang City, Shandong Province, P.R.C, which also is the headquarters of SCHC, SHSI and SYCI (it had been sold in December, 2025). These offices were purchased from Shandong Shouguang Vegetable Seed industry Group Co., Ltd.

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

The Company operates its bromine and crude salt production facilities through its wholly-owned subsidiary SCHC. SCHC has land use rights to one property (10,790 square meters, or approximately 3 acre) as bromine production area for Factory No. 1 and land lease contracts to seven properties (approximately 17,816 acre), totaling nearly 17,819 acres, located on the south bank of Laizhou Bay on the Shandong Peninsula of the People’s Republic of China. Each of the properties is accessible by road. The Yiyang railway line is within 50 kilometers and the Yangkou port is five kilometers away.

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

Our mineral rights are issued by the local government and allow for a one-year period of mining. The rights provide us with the exclusive rights to explore and extract natural brine under the leased land and produce bromine and crude salt. The government performs an annual inspection of the company’s previous year’s state of production & operations at beginning of each year. The annual inspection reviews: (1) whether the production is safe and if any accidents occurred during the previous year; (2) whether the natural resources tax and other taxes were timely paid; (3) whether employees’ salary and welfare benefits were timely paid; and (4) whether the Company meets environment protection standards. Only those companies who pass the inspection receive mineral rights for another one-year term. For those companies who do not pass the inspection, additional mineral rights are not allocated until they can meet the requirements. If there is major safety accident, the government may revoke the mining permit.

The mining certificate was renewed in July 2021 with production limit of 24,000 tons of bromine production per year.

On September 21, 2018, we received a closing notice from the People’s Government of Yangkou Town, Shouguang City informing us that we had to shut down our three bromine factories (Factory No. 3, No. 4, and No. 11.).

The following is a description of the land use and mineral rights related to each of the nine properties held by SCHC as of December 31, 2025.

All of the bromine factories are under rectification process without production.

Property	Factory No. 1 – Haoyuan General Factory
Area	6,442 acres
Date of Acquisition	February 5, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054 (for mining areas only)
The number of remaining years to expiration of the of the land lease as of December 31, 2025	28.25 Years
Prior fees paid for land use rights	RMB8.6 million
Annual Rent	RMB186,633
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three years

Property	Factory No. 4 (originally named as Subdivision of Factory No. 1) – State-owned Shouguang Qinshuibo Farm
Area	0.79 acres
Date of Factory lease	January 1, 2011
Factory Lease Term	Twenty Years
Factory lease Expiration Date	2030
The number of remaining years to expiration of the of the factory lease as of December 31, 2025	5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB5,000,000
Mining Permit No.:	Under application

Property	Factory No. 2 – Yuwenbo
Area	1,846 acres
Date of Acquisition	April 7, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2052
The number of remaining years to expiration of the of the land lease as of December 31, 2025	27 Years
Prior Fees Paid For Land Use Rights	RMB7.5 million
Annual Rent	RMB162,560
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2021, subject to renewal per three years
Period of Permission:	Three years

Property	Factory No. 2 – State Operated Shouguang Qingshuibo Farm
Area	568 acres
Date of Acquisition	December 30, 2010
Land Use Rights Lease Term	Thirty Years
Land Use Rights Expiration Date	2040
The number of remaining years to expiration of the of the land lease as of December 31, 2025	15.7 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB172,500 (increase 5% per year)
Mining Permit No.:	Under application

Property	Factory No. 7 (originally named as No. 5)– Wangjiancai
Area	2,165 acres
Date of Acquisition	October 25, 2007
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2054
The number of remaining years to expiration of the of the land lease as of December 31, 2025	29 Years
Annual Rent	RMB176,441
Prior Fees Paid for Land Use Rights	RMB8.3 million
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 7 – Qiufen Yuan
Area	1,611 acres
Date of Acquisition	January 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2025	33.17 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB171,150 (increase 5% per two years)
Mining Permit No.:	C3707002009056220022340
Date of Permission:	July 2018, subject to renewal per three years
Period of Permission:	Three years

Property	Factory No. 8 – Fengxia Yuan
Area	2,723 acres
Date of Acquisition	September 7, 2009
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2059
The number of remaining years to expiration of the of the land lease as of December 31, 2025	33.66 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB347,130 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 9 – Jinjin Li
Area	759 acres
Date of Acquisition	June 7, 2010
Land Use Rights Lease Term	Fifty Years
Land Use Rights Expiration Date	2060
The number of remaining years to expiration of the of the land lease as of December 31, 2025	34.5 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB184,200 (increase 5% per two years)
Mining Permit No.:	Under application, written consent obtained from local land and resources departments

Property	Factory No. 10 – Liangcai Zhang
Area	1,700 acres
Date of Acquisition	December 13, 2021
Land Use Rights Lease Term	Ten Years
Land Use Rights Expiration Date	2031
The number of remaining years to expiration of the of the land lease as of December 31, 2025	6.0 Years
Prior Fees Paid for Land Use Rights	Not applicable
Annual Rent	RMB1,376,000
Mining Permit No.:	Under application

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

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2025 Utilization Ratio	2024 Utilization Ratio
Factory No. 1	—	6,442	6,681	25%	11%
Factory No. 2	April 7, 2007	1,846	4,844	—	—
Factory No. 7* (originally named as No. 5 and	October 25, 2007/
No. 7)	January 7, 2009	3,776	6,986	25%	11%
Factory No. 8	September 7, 2009	2,723	4,016	25%	4%
Factory No. 9	June 7, 2010	759	2,793	31%	16%
Factory No.4 (originally named as Subdivision
of Factory No. 1)	January 1, 2011	1	3,186	24%	3%
Factory No. 10	December 22, 2011	1,700	3,000	—	—

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

The following table shows the annual bromine produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2025			2024
Bromine	Produced	Sold	Selling price	Produced	Sold	Selling price
Facility	(in tons)	(in tons)	(RMB/ton)	(in tons)	(in tons)	(RMB/ton)
Factory No. 1	1,663	1,664	27,481	721	728	17,633
Factory No. 2	—	—	—	—	—	—
Factory No. 3**	—	—	—	—	—	—
Factory No. 4**	—	—	—	—	—	—
Factory No. 7* (originally named as No. 5 and No. 7) *	1,741	1,743	27,343	791	792	17,640
Factory No. 8	1,008	988	27,180	145	168	16,906
Factory No. 9	874	876	27,211	459	465	17,571
Factory No. 4 (originally know Subdivision of Factory No. 1)	753	753	26,752	80	97	17,462
Factory No. 10	—	—	—	—	—	—
Factory No. 11**	—	—	—	—	—	—
Total	6,039	6,024		2,196	2,250

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

**	Factory No. 3, 4 and 11 were demolished in September 2018.

The following table shows the annual crude salt produced and sold for each of our production facilities and the weighted average price received for all products sold for the last two years.

	2025			2024
Crude Salt	Produced	Sold	Selling price	Produced	Sold	Selling price
Facility	(in tons)	(in tons)	(RMB/ton)	(in tons)	(in tons)	(RMB/ton)
Factory No. 1	1,910	1,910	186	1,090	1,090	214
Factory No. 2	6,420	5,847	184	3,850	6,153	194
Factory No. 7* (Originally Named as No. 5 and No. 7) *	32,060	34,866	184	28,960	31,694	185
Factory No. 8	32,040	32,040	183	20,000	20,000	200
Factory No. 9	17,610	19,253	184	15,380	18,353	181
Total	90,040	93,916		69,280	77,290

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019

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

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on Shouguang City Haoyuan Chemical Company Limited (“SCHC”) by the Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent. For more details and information related to the Written Decisions, please see “Note 24 – Loss Contingencies, Notes to Consolidated Financial Statement” contained in this annual report.

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

Shouguang People's Court on March 17, 2025, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) owes Shouguang Chengyu Trading Co., Ltd. a sum of RMB 226,825.44 for goods. Moreover, it is required that Shouguang Haoyuan Chemical Co., Ltd. pay RMB 50,000 to Shouguang Chengyu Trading Co., Ltd. every month before 15th starting from April 2025, until the debt is fully repaid.

According to the Enforcement Ruling issued by the Intermediate People's Court of Weifang, Shandong Province on December 31, 2025, the enforcement of the Arbitration Mediation Document issued by the Linyi Arbitration Commission in case No. (2003) temporary arbitration judgment No. 1358 is terminated. The court found that, during enforcement, it had already carried out inquiries into, freezes of, deductions from, and judicial auction of the respondents’ assets, and that no additional property available for enforcement had been found. The applicant may apply for reinstatement of enforcement once enforceable conditions arise.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

As of the date of this annual report, our common stock is listed for trading on the Nasdaq Capital Market, or NASDAQ, under the symbol “GURE”.

Holders

As of April 12, 2026, there were 77 record holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the aggregate information regarding our equity compensation plans in effect on December 31, 2025.

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

Subsequently, the Company received approval dated February 27, 2020, issued by the local governmental authority which allows us to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated on March 5, 2020, to resume production at its bromine factories No.1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s factories No.7 and No.1 started trial production in middle-March 2020, and commenced commercial production on April 3, 2020.

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

As a result of our acquisitions of SCHC and SYCI, our historical consolidated financial statements and the information presented below reflects the accounts of SCHC、SYCI and DCHC, the consolidated financial statements and the information presented below as of and for the year ended December 31, 2025. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS.

Year ended December 31, 2025, as compared to year ended December 31, 2024

	Years ended
	December 31, 2025	December 31, 2024 (Restated)	Percent Change Increase/ (Decrease)
Net Revenue	$25,418,335	$7,661,010	232%
Cost of Revenue	$(23,257,971)	$(14,746,741)	58%
Gross Profit	$2,160,364	$(7,085,731)	(130%)
Sales and Marketing Expense	$(49,927)	$(46,264)	8%
Direct labor and factory overheads incurred during plant shutdown	$(5,098,990)	$(8,880,643)	(43%)
General and Administrative Expenses	$(5,580,071)	$(6,235,931)	(11%)
Loss from Operations	$(8,568,624)	$(22,248,569)	(61%)
Other Expense, Net	$(3,948,736)	$(62,113)	6257%
Loss on disposal of long-lived assets	$(2,008,853)	$(29,169,008)	(93%)
Impairment of long-lived assets	$(30,068,794)	$(6,772,500)	344%
Gain on disposal of subsidiary	$674,776	$—	100%
Loss before Taxes	$(43,920,231)	$(58,252,190)	(25%)
Income Tax Expense (Benefit)	$—	$(1,648,182)	(100%)
Net Loss	$(43,920,231)	$(59,900,372)	(27%)

Net Loss for fiscal year 2025 decreased to $43,920,231 from $59,900,372 in 2024, mainly due to increased sales and margins, a $17,757,325 increase in net revenue and a $27,160,155 reduction in loss on disposal of long-lived assets. These positive factors were partially offset by a sharp rise in impairment of long-lived assets to $30,068,794.

Net Loss of $59,900,372 for fiscal year 2024 was mainly attributable to decreased sales and reduced margins. The company also suffered a loss of $29,169,008 and $6,772,500 on retirement of fixed assets and impairment of fixed assets. Additionally, the compensation expenses amounted to $194,700 for shares issued to company employees, officers and consultant for the year 2024.

Net Revenue The table below shows the changes in net revenue in the respective segment of the Company for the fiscal year 2025 compared to the same period in 2024:

	Net Revenue by Segment
	Year Ended December 31, 2025		Year Ended December 31, 2024		Percent Increase (Decrease) of Net Revenue
Segment	% of total		% of total
Bromine	$23,000,303	90.5%	$5,549,815	72.4%	314.4%
Crude Salt	2,418,032	9.5%	2,049,988	26.8%	18.0%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	61,207	0.8%	(100%)
Total sales	$25,418,335	100.0%	$7,661,010	100.0%	231.8%

	Years Ended December 31		Percent Increase
Bromine and crude salt segments product sold in tonnes	2025	2024	(Decrease)
Bromine	6,024	2,250	168%
Crude Salt	93,916	77,289	22%

Bromine segment

Net revenue from our bromine segment increased by 314.4% to $23,000,303 for the year ended December 31, 2025, compared to $5,549,815 for the year ended December 31, 2024. This increase was due to an increase in bromine unit price of 55% and an increase in volume of 168%.

Crude salt segment

Net revenue from our crude salt segment increased by 18.0% to $2,418,032 for the year ended December 31, 2025, compared to $2,049,988 for the last year. This increase was due to an increase in volume of 22%.

Chemical products segment

For the years ended December 31, 2025, and December 31, 2024, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the years ended December 31, 2025, and December 31, 2024, the net revenue for natural gas production was nil and $61,207. This decrease was due to the expiration of contracts.

Cost of Revenue
	Cost of Revenue by Segment				% Change
	Year Ended December 31, 2025		Year Ended December 31, 2024		of Cost of Revenue
Segment		% of total		% of total
Bromine	$22,221,144	96%	$13,750,051	93%	62%
Crude Salt	1,036,827	4%	996,396	7%	4%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	294	—	—
Total	$23,257,971	100%	$14,746,741	100%	58%

Cost of revenue primarily includes costs of the raw materials consumed, the direct salaries and benefits for production staff, electricity costs, depreciation and amortization of manufacturing plants and machinery, and other manufacturing-related costs. Our cost of revenue was $23,257,971 for the year ended December 31, 2025, representing a $8,511,230 (or 58%) increase compared to the preceding year. The increase in costs was mainly due to a significant increase in sales volume.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Fiscal year 2025	31,506	19%
Fiscal year 2024	31,506	7%
Variance of the fiscal year 2025 and 2024	0	12%

(i)	Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the year ended December 31, 2025, the cost of revenue for the bromine segment was $22,221,144. For the year ended December 31, 2024, the cost of revenue for the bromine segment was $13,750,051.

Crude salt segment

For the year ended December 31, 2025, the cost of revenue for the crude salt segment was $1,036,827. The cost of revenue for our crude salt segment for the year ended December 31, 2024, was $996,396.

Chemical products segment

Cost of revenue for our chemical products segment for the fiscal year 2025 and 2024 was nil.

Natural gas segment

Cost of revenue for our natural gas segment for the year ended December 31, 2025, and 2024 was nil and $294.

Gross Profit/(Loss). Gross profit was $2,160,364 or 8%, of net revenue for the year ended December 31, 2025, compared to the gross loss of $7,085,731 or 93%, of net revenue for the same period in 2024.

Gross Profit (Loss) by Segment
	Year Ended December 31, 2025		Year Ended December 31, 2024		% Point Change of Gross Profit Margin
Segment		Gross Profit (loss) Margin		Gross Profit (loss) Margin
Bromine	$779,159	3%	$(8,200,236)	(147%)	150%
Crude Salt	1,381,205	57%	1,053,592	51%	6%
Chemical Products	—	—	—		—
Natural Gas	—	—	60,913	100%	(100%)
Total Gross Profit/(Loss)	$2,160,364	8%	$(7,085,731)	(93%)	101%

Bromine segment

For the year ended December 31, 2025, the gross profit margin for our bromine segment was 3% compared to the gross loss of 147% in the previous year. This increase was due to an increase in bromine unit price of 55% and an increase in volume of 168%.

Crude salt segment

For the year ended December 31, 2025, the gross profit margin for our crude salt segment was 57%, compared to 51% in the preceding year, representing a 6 percentage point increase.

Natural gas segment

For the year ended December 31, 2025, the gross profit margin for our natural gas segment was nil, compared to 100% in the preceding year. The decrease was due to the expiration of contracts.

Direct labor and factory overheads were incurred during plant shutdown. On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC stating that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As such, direct labor and factory overhead costs (including depreciation of plant and machinery) amounted to $5,098,990 and $8,880,643 for fiscal years 2025 and 2024, which were presented as operating expenses instead of in cost of revenue. The decrease in direct labor and factory overhead costs was primarily attributable to the factories operation status during the fiscal year 2025 and year 2024. These five factories (including No.1, No.4, No.7, No.8 and No.9) were in production during the year 2025.

General and Administrative Expenses. General and administrative expenses were $5,580,071 for the year ended December 31, 2025, representing a decrease of $655,860 (or 11%) as compared to $6,235,931 for the same period in 2024. The decrease was mainly contributed by a decrease in bad debt expenses.

Loss from Operations. Operating loss was $8,568,624 for the fiscal year 2025, compared to a loss of $22,248,569 in the same period in 2024.

	Income (loss) from Operations by Segment
	Year ended December 31, 2025		Year ended December 31, 2024 (Restated)
Segment:		% of total		% of total
Bromine	$(4,658,726)	65.4%	$(17,455,130)	81.2%
Crude Salt	$(908,680)	12.8%	$(668,110)	3.1%
Chemical Products	$(1,393,175)	19.6%	$(3,185,472)	14.8%
Natural Gas	$(157,913)	2.2%	$(195,364)	0.9%
Loss from operations before corporate costs	$(7,118,494)	100%	$(21,504,076)	100%
Corporate costs	$(1,450,130)		$(744,493)
Loss from operations before taxes	$(8,568,624)		$(22,248,569)

Bromine segment

Loss from operations from our bromine segment was $4,658,726 for the fiscal year 2025, compared to a loss of $17,455,130 in the same period in 2024. This decrease was due to an increase in bromine unit price of 55% and an increase in volume of 168%.

Crude salt segment

Loss from operations from our crude salt segment was $908,680 for fiscal year 2025 compared to a loss of $668,110 in the same period in 2024. The main reason for the increase in loss in crude salt in 2025 compared with 2024 is due to the increase in depreciation expenses.

Chemical products segment

Loss from operations from our chemical products segment was $1,393,175 for the fiscal year 2025, compared to a loss of $3,185,472 in the same period in 2024. The main reason for the changes was due to the decrease in the bad debt for the fiscal year 2025 compared to the fiscal year 2024.

Natural gas segment

Loss from operations from our natural gas segment was $157,913 for the fiscal year 2025, compared to a loss of $195,364 in the same period in 2024.

Other Expense, Net. Other expenses, net was $4,003,497 for the fiscal year 2025, representing an increase of $3,953,027 as compared to the preceding year. It represents provision for guaranteed litigation for the fiscal year 2025.

Loss on Disposal of Long-lived Assets

Loss on disposal of long-lived assets was $2,008,853 in the fiscal year 2025. As the company was the joint responsible party for the debts of the Vegetable Group, the court auctioned the land and the attached properties on it of SYCI.

Loss on disposal of long-lived assets was $29,169,008 in the fiscal year 2024. In June 2024, considering the bromide well and transmission channel have been in use for many years, the Company conducted a site inspection and found that some wells and channels were seriously damaged by water seepage which in turn required write-off or new construction, and the write-off amount is $29,169,008.

Impairment of Long-lived Assets

The court engaged a third-party valuer for evaluation of the land at xiangjiang road, yangkou town, shouguang city and its attached properties; The Company engaged an independent third-party valuer for evaluation of the fixed assets of Daying County. The valuation reports returned a total fair value of $ 5,066,558. The Company recognized a total impairment loss of $30,068,794 accordingly.

Gain on disposal of subsidiary

The sale of SYCI was completed in December 2025, and the gain on disposal of subsidiary amounted to $674,776.

Net Loss. Net loss was $43,920,231 for the fiscal year 2025, compared to net loss of $59,900,372 in the preceding year.

Net Loss Per Share

For the fiscal year 2025, net loss per share was $32.95 compared to net loss per share of $54.88 in the preceding year. There were 1,332,954 shares outstanding compared to 1,091,562 shares.

Foreign Currency Translation Adjustment

For the fiscal year 2025, the Company had a positive foreign currency translation adjustment of $2,677,801 versus a negative adjustment of $2,730,049 in the previous year. This adjustment impacts all balance sheet translations into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, cash and cash equivalents were $3,793 as compared to $10,075,162 as of December 31, 2024. The components of this decrease of $10,071,369 are reflected below.

Statement of Cash Flows

	Years Ended December 31
	2025	2024 (Restated)
Net cash provided by operating activities	$7,802,497	$675,826
Net cash used in investing activities	$(22,571,837)	$(28,948,917)
Net cash provided by/(used in) financing activities	$4,844,391	$(31,851,811)
Effects of exchange rate changes on cash and cash equivalents	$(146,420)	$(2,023,830)
Net decrease in cash and cash equipment	$(10,071,369)	$(62,148,732)

For the fiscal years 2025 and 2024, we met our working capital and capital investment requirements by using cash flows from operations and cash on hand.

Net Cash Provided by Operating Activities

During the year ended December 31, 2025, cash flow provided by operating activities of approximately $7.8 million was mainly due to a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $13.1 million, amortization of finance lease right-of-use asset of $3.1 million, accrued liabilities of $4 million, a loss on disposal of long-lived assets of $2 million, an impairment of long-lived assets of $30.1 million, and offset by a net loss of $43.9 million.

During the year ended December 31, 2024, cash flow provided by operating activities of approximately $0.68 million was mainly due to a net loss of $59.9 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $15.82 million, impairment of long-lived assets of $6.8 million, loss on disposal of equipment of $29 million, and a decrease in account receivable of $4.26 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
		% of total		% of total
Aged 1-30 days	$1,409,269	43%	$419,581	74%
Aged 31-60 days	1,860,151	57%	144,942	26%
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$3,269,420	100%	$564,523	100%

The overall accounts receivable balance as of December 31, 2025 increased by $2,704,897, compared to those of December 31, 2024. The increase was mainly due to an increase in the amount of accounts receivable in the current period as a result of the increase in sales revenue. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluations on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	December 31, 2025		December 31, 2024
		% of total		% of total
Raw materials	$20,079	4%	$10,610	3%
Finished goods	542,738	96%	304,761	97%
Total	$562,817	100%	$315,371	100%

The net inventory level as of December 31, 2025 increased by $247,446, as compared to the net inventory level as of December 31, 2024, one of the main reasons for the increase in inventories was the rise in sales.

Raw materials increased by $9,469 as of December 31, 2025, as compared to December 31, 2024.

Finished goods increased by $237,977 as of December 31, 2025, as compared to December 31, 2024.

Net Cash Used In Investing Activities

For the fiscal year 2025, net cash used in investing activities was $22.57 million. This was driven by $8.85 million for purchase of fixed assets and $13.93 million of loans to third parties.

For the fiscal year 2024, net cash used in investing activities was $28.95 million. This was driven by $28.92 million for purchase of fixed assets.

Net Cash Provided By / (Used In) Financing Activities

For the fiscal year 2025, net cash provided by financing activities was $4.84 million. This was driven by cash inflows from borrowings, including $2.31 million from long-term borrowing and $2.80 million from short-term borrowing, offset by $0.26 million of principal payments for obligations under finance leases.

For the fiscal year 2024, net cash used in financing activities was $31.85 million, which was almost entirely used for the principal payment for obligations under finance leases.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months.

As of December 31, 2025, we had approximately $3,793 in available cash, all of which is in highly liquid current deposits yielding minimal or no interest. We do not anticipate paying cash dividends in the foreseeable future.

We intend to continue to focus our efforts on the activities of SCHC, SHSI and DCHC as these segments continue to expand within the Chinese market.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments on December 31, 2025 is provided in the notes to our consolidated financial statements.

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

Our most critical estimates include:

•	allowance for doubtful accounts;
•	the valuation of inventory, which impacts gross margins;
•	impairment of long-lived assets;
•	the valuation and recognition of share-based compensation, which impacts operating expenses; and
•	the recognition and measurement of deferred income taxes, which impact our provision for taxes.

Allowance for Doubtful Accounts

We make estimates of the uncollectibility of accounts receivable, especially analyzing accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

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

Impairment of Long-Lived Assets

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, and 2024

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID #2729)	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F6 – F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-31

FINANCIAL STATEMENT SCHEDULE:

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION	S-1 – S-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gulf Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Resources, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2025 and 2024, the related notes, and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the year ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct Previously Issued Consolidated Financial Statements

As discussed in Note 26 to the Consolidated Financial Statements, the consolidated financial statements for the years ended December 31, 2024 have been restated.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/GGF CPA LTD

We have served as the Company’s auditor since 2024.

Guangzhou, Guangdong, China

PCAOB NO: 2729

August 17, 2026

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31,	December 31,
	2025	2024 (Restated)
Current Assets
Cash	$3,793	$10,075,162
Accounts receivable, net	3,269,420	564,523
Inventories, net	562,817	315,371
Prepayments and deposits	3,940,045	6,376,656
Amount due from related parties	22,763	25,040
Other receivables	16,771,928	94,074
Total current assets	24,570,766	17,450,826
Non-Current Assets
Property, plant and equipment, net	61,944,100	89,431,050
Finance lease right-of use assets	41,140,331	45,155,288
Operating lease right-of-use assets	5,669,794	6,169,855
Prepaid land leases, net of current portion	406,819	9,615,269
Deferred tax assets, net	—	—
Total non-current assets	109,161,044	150,371,462
Total Assets	133,731,810	167,822,288

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank borrowing	$2,845,400	$—
Accounts payable and accrued expenses	1,882,367	6,445,277
Accrued liabilities	499,688	—
Taxes payable-current	365,499	113,999
Amount due to related parties	1,896,831	2,584,808
Finance lease liability, current portion	228,918	3,342,293
Operating lease liabilities, current portion	523,847	491,850
Total current liabilities	8,242,550	12,978,227
Non-Current Liabilities
Finance lease liability, net of current portion	5,175,628	5,089,884
Operating lease liabilities, net of current portion	6,491,100	6,941,602
Long-term bank borrowing	2,344,610	—
Total non-current liabilities	14,011,338	12,031,486
Total Liabilities	22,253,888	25,009,713

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,568,114 and 1,120,145 shares issued; and 1,539,531 and 1,091,562 shares outstanding as of December 31, 2025 and 2024(1)	784	560
Treasury stock; 28,583 shares as of December 31, 2025 and 2024 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital(1)	105,927,142	101,712,325
Share to be issued	—	194,700
Retained earnings unappropriated	(7,526,347)	36,393,884
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(12,218,081)	(20,783,318)
Total Stockholders’ Equity	111,477,922	142,812,575
Total Liabilities and Stockholders’ Equity	$133,731,810	$167,822,288

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

	Years Ended December 31,
	2025	2024 (Restated)
NET REVENUE	$25,418,335	$7,661,010

OPERATING COSTS AND EXPENSE
Cost of revenues	(23,257,971)	(14,746,741)
Sales and marketing expenses	(49,927)	(46,264)
Direct labor and factory overheads incurred during plant shutdown	(5,098,990)	(8,880,643)
General and administrative expenses	(5,580,071)	(6,235,931)
TOTAL OPERATING COSTS AND EXPENSE	(33,986,959)	(29,909,579)

LOSS FROM OPERATIONS	(8,568,624)	(22,248,569)

OTHER INCOME (EXPENSE)
Interest expense	(372,642)	(91,901)
Interest income	427,403	80,258
Other expenses, net	(4,003,497)	(50,470)
Impairment of long-lived assets	(30,068,794)	(6,772,500)
Loss on disposal of long-lived assets	(2,008,853)	(29,169,008)
Gain on disposal of subsidiary	674,776	—
INCOME BEFORE INCOME TAXES	(43,920,231)	(58,252,190)

INCOME TAX EXPENSE	—	(1,648,182)
NET LOSS	$(43,920,231)	$(59,900,372)

COMPREHENSIVE INCOME (LOSS):
NET LOSS	$(43,920,231)	$(59,900,372)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	2,677,801	(2,730,049)
TOTAL COMPREHENSIVE LOSS	$(41,242,430)	$(62,630,421)

BASIC AND DILUTED LOSS PER SHARE(1)	$(32.95)	$(54.88)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES(1):	1,332,954	1,091,562

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025, AND 2024

(Expressed in U.S. dollars)

	Common stock
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock(1)	Amount(1)	Treasury stock	Share to be issued	Additional paid-in capital(1)	Retained Earnings unappropriated	Retained Earnings appropriated	Accumulated other comprehensive Income(loss)	Total

BALANCE AT JANUARY 1, 2024 (Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$—	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Restricted shares to be issued for service	—	—	—	—	—	194,700	—	—	—	—	194,700
Currency translation adjustment		—	—	—	—	—	—	—	—	(2,730,049)	(2,730,049)
Net loss for year ended December 31, 2024	—	—	—	—	—	—	—	(59,900,372)	—	—	(59,900,372)
BALANCE AT DECEMBER 31, 2024 (Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575

	Common stock
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock(1)	Amount(1)	Treasury stock	Share to be issued	Additional paid-in capital(1)	Retained Earnings unappropriated	Retained Earnings appropriated	Accumulated other comprehensive Income(loss)	Total

BALANCE AT JANUARY 1, 2025	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares to be issued for service	242,000	242,000	—	121	—	(194,700)	1,125,379	—	—	—	930,800
Acquisition of Assets	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	—	—	—	—	—	—	—	—	—	2,677,801	2,677,801
Disposal of subsidiary	—	—	—	—	—	—	—	—	—	5,887,436	5,887,436
Net loss for year ended December 31, 2025	—	—	—	—	—	—	—	(43,920,231)	—	—	(43,920,231)
BALANCE AT DECEMBER 31, 2025	1,568,114	1,539,531	28,583	$784	$(1,372,673)	$—	105,927,142	$(7,526,347)	$26,667,097	$(12,218,081)	$111,477,922

(1)   The shares and per share data are presented on a retroactive basis to reflect the stock split.

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Years Ended December 31,
	2025	2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,920,231)	$(59,900,372)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization on capital lease	239,508	200,025
Depreciation and amortization	13,137,016	15,819,827
Deferred tax asset	—	1,632,978
Stock-based compensation expense	930,800	194,700
Bad debt expense	(13,735)	1,669,002
Impairment of inventory	293,586	989,035
Impairment of property plant and equipment	30,068,794	6,772,500
Amortization of operating lease right-of-use asset	875,201	877,809
Amortization of finance lease right-of-use asset	3,124,602	3,045,602
Accrued liabilities	4,017,859	—
Loss on disposal of long-lived assets	2,008,853	29,169,008
Gain on disposal of subsidiary	(674,776)	—
Accrued interest receivable	(192,066)	—
Changes in assets and liabilities
Accounts receivable	(2,635,370)	4,264,140
Inventories	(530,033)	(733,302)
Prepayment and deposits	1,042,593	248,817
Advance from customers	—	(42,471)
Other receivables	93,518	(87,515)
Accounts and Other payable and accrued expenses	460,716	(2,191,652)
Taxes payable	302,423	(357,954)
Lease liabilities	(826,761)	(894,351)
Net cash provided by operating activities	7,802,497	675,826

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,848,156)	(28,923,642)
Interest-free loan repaid by related parties	2,800	—
Interest-free loan lent to related parties	—	(25,275)
Proceeds from disposal of subsidiary	207,604	—
Loans to third parties	(13,934,085)	—
Net cash used in investing activities	(22,571,837)	(28,948,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowing	2,307,186	—
Proceeds from short-term borrowing	2,799,983	—
Repayment of finance leases obligation	(262,778)	(31,866,665)
Proceeds from interest-free loan from a related party	—	14,854
Net cash provided by / (used in) financing activities	4,844,391	(31,851,811)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(146,420)	(2,023,830)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,071,369)	(62,148,732)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	10,075,162	72,223,894
CASH AND CASH EQUIVALENTS - END OF YEAR	$3,793	$10,075,162

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Expressed in U.S. dollars)

	Years Ended December 31,
	2025	2024 (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$2,343,895	$1,520,292
Interest paid	$466,720	$200,025
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of these consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

The Company believes this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payments and deposits for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases, prepayments and deposits and property, plant and equipment in the consolidated balance sheets as of December 31, 2025 and 2024.

On December 10, 2025, SCHC entered into an equity transfer agreement with Shandong Rongyuan Pharmaceutical Co., Ltd. and SYCI. Pursuant to the agreement, Shandong Rongyuan Pharmaceutical Co., Ltd. agreed to purchase 100% of the equity interest in SYCI for an aggregate consideration of RMB 21.2 million (US$ 2,999,304). The transaction was completed on December 22, 2025.

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

DECEMBER 31, 2025

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

As of December 31, 2025 and December 31, 2024, the provision for doubtful debts was $16,430 and $29,711. The reversal for doubtful accounts in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2025 was $13,375.

(f)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited, Sichuan Rural Credit Union, Bank of China Limited and Shandong Shouguang Rural Commercial Bank Co., Ltd., which are not insured or otherwise protected. The Company placed $3,793 and $10,075,162 with these institutions as of December 31, 2025 and 2024, respectively. The Company has not experienced any losses in such accounts in the PRC.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(h)	Advances to suppliers, net

Advances to suppliers are stated at the original amount less an allowance for doubtful account.

Advances to suppliers primarily consists of prepayments for purchase of raw materials and equipment for production purposes. The Company reviews its advances to suppliers on a periodic basis and determines the adequacy of provision when amounts outstanding are not likely to be collected in cash or utilized against receive of products. An allowance for doubtful is recorded in the period in which the Company cash collection or receipts of products is remote.

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

(j)	Asset Retirement Obligation

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

DECEMBER 31, 2025

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35” Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

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

For the year ended December 31, 2025 and 2024, the Company recognized impairment of long-lived assets of $30,068,794 and $6,772,500, respectively.

(l)	Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $508,947 and $535,475 for the years ended December 31, 2025 and 2024, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Expressed in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(m)	Mineral Rights

The Company follows FASB ASC 805 “Business Combinations” that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. Mineral rights are included in property, plant and equipment.

(n)	Leases

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

Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non- lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance Lease Assets are presented on separately on the Consolidated Balance Sheets.

(o)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common stock are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common stocks plus dilutive common stock equivalents outstanding during the period. Potential common stocks that would have the effect of increasing diluted earnings per stock are considered to be anti- dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common share. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 share for the years ended December 31, 2025 and 2024. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

(p)	Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized at a point time when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Customers typically pay after the Company delivers and transfers the products to them in accordance to terms set forth in their contract. Revenue from contracts with customers is disaggregated in Note 21.

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

DECEMBER 31, 2025

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, short-term borrowing, long-term borrowing, other receivables, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of December 31, 2025 and 2024.

The Company determines the fair value with the help from independent third-party professional valuation specialists, and the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. Market valuation method was applied to land and cost method was applied to property and equipment, all of which are classified as Level 3 within the valuation hierarchy.

The following table presents the Company’s assets measured at fair value on a non-recurring basis for the years ended December 31, 2024:

Years Ended		Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss) for the Year Ended December 31, 2024
December 31,	Description	$	$	$	$	$
2024	Property, Plant and Equipment	27,149,774	—	—	27,149,774	(6,772,500)

The following table presents the Company’s assets measured at fair value on a non-recurring basis for the years ended December 31, 2025:

Years Ended		Fair Value as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss) for the Year Ended December 31, 2025
December 31,	Description	$	$	$	$	$
2025	Property, Plant and Equipment	2,781,597	—	—	2,781,597	(23,076,873)
2025	Prepaid Land Leases	2,284,961	—	—	2,284,961	(6,991,921)

(u)	Loss Contingencies

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

(v)	Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black- Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 201807, Compensation - Stock Compensation (Topic 7I8), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The Company has elected to account for the forfeiture of stock-based awards as they occur.

(w)	New Accounting Pronouncements

Recent accounting pronouncements adopted

There was no recent accounting pronouncements adopted for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The objective of ASU 2024-03 is to “address requests from investors for more detailed information about the types of expenses . . . in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development).” Investors advised the FASB that “disclosure of disaggregated information about expenses is critically important in understanding an entity’s performance, assessing an entity’s prospects for future cash flows, and comparing an entity’s performance over time and with that of other entities.” ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring public entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (DD&A) recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU addresses challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is in the process of assessing the impact of the amendments on the Company’s consolidated financial statements.

NOTE 2 – DISPOSAL OF SUBSIDIARY

On December 10, 2025, SCHC entered into an equity transfer agreement with Shandong Rongyuan Pharmaceutical Co., Ltd. and SYCI. Pursuant to the agreement, Shandong Rngyuan Pharmaceutical Co., Ltd. agreed to purchase 100% of the equity interest in SYCI for an aggregate consideration of RMB 21.2 million (US$ 2,999,304). The transaction was completed on December 22, 2025. The Company recognized a disposal gain of $674,776, calculated as the difference between consideration received and the carrying value of the subsidiaries’ net assets after adjusting for foreign currency translation.

As a result of the disposal, the Company recognized a gain from the disposal of subsidiary amounted of $674,776 during the years ended December 31, 2025. The following table summarizes the total consideration received and assets disposed in the current period:

Total consideration (sale price)	$2,999,304

Total assets	3,991,526
Total liabilities	7,554,434
Total net assets	(3,562,908)
Less:Total foreign exchange difference	5,887,436
Subtotal	2,324,528

Total gain on disposal of subsidiary	$674,776

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Expressed in U.S. dollars)

NOTE 3 – ACCOUNTS RECEIVABLE, NET

 Accounts receivable consist of the following:

	December 31, 2025	December 31, 2024
Accounts receivable	$3,285,850	$594,234
Allowance for doubtful debt	(16,430)	(29,711)
	$3,269,420	$564,523

The overall accounts receivable balance as of December 31, 2025 increased by $2,704,897 compared to those of December 31, 2024. The increase in accounts receivable is due to the increase in sales revenue. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	December 31, 2025	December 31, 2024
Raw materials	$20,079	$10,610
Finished goods	838,360	1,545,521
Less: impairment	(295,622)	(1,240,760)
Inventory, net	$562,817	$315,371

The Company recorded impairment charges for slow moving inventory in the amounts of $293,586 and $989,035 for the years ended December 31, 2025 and 2024.

NOTE 5 – PREPAYMENTS AND DEPOSITS, NET

Prepayments and deposits consist of the following:

	December 31, 2025	December 31, 2024
Prepayments and deposits	$5,625,945	$8,025,110
Provision for impairment	(1,685,900)	(1,648,454)
Prepayments and deposits, net	$3,940,045	$6,376,656

For the year December 31, 2025 and 2024, the Company recognized provision of nil and $1,663,933 for the prepayments and deposits.

NOTE 6 –OTHER RECEIVABLES,NET

Other receivables consisted of the following:

	December 31, 2025	December 31, 2024
Loan receivable(1)	$14,355,283	$—
Proceeds receivable from sale of subsidiary(2)	2,416,086	—
Other	559	94,074
Other receivables, net	$16,771,928	$94,074

(1)	During the year ended December 31, 2025, the Company entered into five borrowing arrangements with a third party for an aggregate principal amount of $14,160,101, bearing interest at 9% per annum. Certain borrowings were guaranteed by individuals or entities or secured by certain assets. As of December 31, 2025, the aggregate accrued and unpaid interest related to these borrowings was $195,182.

To date, all of the above borrowings, including the related accrued interest, had been fully repaid.

(2)	There was $2,416,086 receivable from the sale of the Company’s subsidiary, SYCI, which is due in 2026 from Shandong Rongyuan Pharmaceutical Co., Ltd.

NOTE 7 – PREPAID LAND LEASES

The Company has the rights to use certain parcels of land located in Shouguang, Shandong, PRC, through lease agreements signed with local townships or the government authority. The production facilities and warehouses of the Company are located on these parcels of land. The lease term ranges from ten to fifty years. Some of the lease contracts were paid in one lump sum upfront and some are paid annually at the beginning of each anniversary date. These leases have no purchase option at the end of the lease term and were classified as operating leases prior to and as of January 1, 2019 when the new lease standard was adopted. Prior to January 2019, the prepaid land lease was amortized on a straight line basis. As of January 1, 2019, all the leases in which term has commenced and were in use were classified as operating lease right-of-use assets (“ROU”). See Note 10.

In December 2017, the Company paid a one lump sum upfront amount of $9,047,232 for a 50-year lease of a parcel of land at Bohai Marine Fine Chemical Industrial Park (“Bohai”) for the new chemical factory to be built. There is no purchase option at the end of the lease term. This was classified as an operating lease prior to and as of January 1, 2019. The land use certificate was issued on October 25, 2019. The lease term expires on August 12, 2069. The leased land was impaired by $6,991,921 based on an independent third-party valuation report and was subsequently auctioned by the court.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Expressed in U.S. dollars)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2025	December 31, 2024 (Restated)
At cost:
Mineral rights	$2,743,826	$2,682,882
Leasehold Improvements	13,053,292	3,507,367
Plant and machinery	125,170,996	143,839,420
Furniture, fixtures and office equipment	833,046	1,435,090
Motor vehicles	29,603	124,215
Construction in process	—	10,155,642
Total	141,830,763	161,744,616
Less: Accumulated depreciation and amortization	(79,598,798)	(65,569,186)
Less: Impairment	(287,865)	(6,744,380)
Net book value	$61,944,100	$89,431,050

The rollforward of property, plant and equipment, net were as follows:

	December 31, 2024	Renovating Salt Pan(a)	Remodel chlorine shed(b)	Impairment(c)	Disposal of fixed asse(d)	Depreciation(e)	Disposal of subsidiary(f)	Foreign currency translation(g)	December 31, 2025
At cost:
Mineral rights	$2,682,882	—	—	—	—	—	—	60,944	$2,743,826
Leasehold Improvements	3,507,367	9,129,878	204,775	—	—	—	—	211,272	13,053,292
Plant and machinery	143,839,420	—	—	—	(21,627,487)	—	—	2,959,063	125,170,996
Furniture, fixtures and office equipment	1,435,090	—	—	—	—	—	(630,271)	28,227	833,046
Motor vehicles	124,215	—	—	—	—	—	(96,762)	2,150	29,603
Construction in process	10,155,642	—	—	—	(10,240,327)	—	—	84,685	—
Total	161,744,616	9,129,878	204,775	—	(31,867,814)	—	(727,033)	3,346,341	141,830,763
Less: Accumulated depreciation and amortization	(65,569,186)	—	9,986	—	—	(13,065,486)	722,195	(1,696,307)	(79,598,798)
Less: Impairment	(6,744,380)	—	—	(23,076,873)	29,591,610	—	—	(58,222)	(287,865)
Net book value	$89,431,050	9,129,878	214,761	(23,076,873)	(2,276,204)	(13,065,486)	(4,838)	1,591,812	$61,944,100

(a)  For those crude salt pans acquired in fiscal year 2024, the Company completed renovation and upgrade activities during fiscal year 2025, with a total cost of $9,129,878.

(b) The Company completed renovation and upgrade work on the chlorine shed during fiscal year 2025, with a total cost of $214,761.

(c) The Company recognized the impairment of $23,076,873 based on independent valuation reports.

(d)  During the year ended December 31, 2025, a piece of land with a value of $2,276,204 was disposed due to court-ordered auction.

(e) During the year ended December 31, 2025, depreciation and amortization expense totaled $13,065,486 were recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

During the year ended December 31, 2024, depreciation and amortization expense totaled $15,819,827 were recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

(f) On December 22, 2025, the SYCI was sold. The net value of transferred fixed assets was $727,033, including furniture, fixtures and office equipment of $630,271, motor vehicles of $96,762 and accumulated depreciation and amortization of $722,195.

See Note 26- Restatement, for discussion regarding the impact of the Restatement.

NOTE 9 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	December 31, 2025	December 31, 2024 (Restated)
At cost:
Buildings	$60,531,168	$64,398,063
Total	60,531,168	64,398,063
Less: Accumulated depreciation and amortization	(19,390,837)	(19,242,775)
Net book value	$41,140,331	45,155,288

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the year ended December 31, 2025, depreciation and amortization expense totaled $3,124,602, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

During the year ended December 31, 2024, depreciation and amortization expense totaled $3,045,602, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

On June 26, 2024, SHSI entered into a Crude Salt Assets Acquisition Agreement with the total transfer price of $18,010,850. On June 27, 2024, SHSI entered into four Crude Salt Field Acquisition Agreements with 4 sellers, with the total transfer prices of $5,644,388, $6,140,260, $2,892,097, and $6,369,207, respectively. Company has not been able to obtain property ownership certificates over these salt pans. In 2024, Company purchased crude salt pans at a total cost of $39,056,802.

See Note 26- Restatement, for discussion regarding the impact of the Restatement.

NOTE 10 – OPERATING LEASE RIGHT–OF-USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.95 square kilometers at December 31, 2025.

As of December 31, 2025, the total operating lease right-of-use assets was $5,669,794.

The total operating lease cost for the years ended December 31, 2025, and 2024 was $875,201 and $877,809.

NOTE 11 – BORROWINGS

The Company entered into a loan agreement with Shandong Shouguang Industrial and Commercial Bank Co., Ltd. for a principal amount of $2,845,400, bearing interest at 6.375% per annum, with a maturity date of December 26, 2025. The borrowing was guaranteed by Yang Ming, Yu Wenxiang, and Shouguang Broadcasting and Television Group Col, Ltd. The borrowing was also secured by land and buildings owned by Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. The Company paid interest on a monthly basis, however, the principal balance became past due and remained unpaid as of December 31, 2025 due to disputes between the Company and the bank.

The Company entered into a loan agreement with Shandong Shouguang Rural Commercial Bank Co., Ltd. for a principal amount of $2,344,610, bearing interest at 6.35% per annum, with a maturity date of March 26, 2027. The borrowing was guaranteed by Yang Ming and Yu Wenxiang secured by the 15th and 16th floors of Meilin Building, located in Shouguang, Shandong China, which are owned by Shandong Shouguang Hongye Economic and Trade Co., Ltd. The company pays interest monthly and the principal is due at maturity.

NOTE 12 – PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	December 31, 2025	December 31, 2024 (Restated)
Accounts payable	$146,148	$30,003
Salary payable	155,257	323,655
Social security insurance contribution payable	240,079	169,858
Accrued expense for construction	526,298	5,310,040
Accrued expense-others (1)	814,585	611,721
Total	$1,882,367	$6,445,277

(1)	Accrued expense-others mainly included accrued professional fees and accrued interest payable that is disputed by the Company in connection with its borrowing from Shouguang Industrial and Commercial Bank Co., Ltd.

See Note 26 - Restatement for discussion regarding the impact of the restatement.

NOTE 13 – RELATED PARTY TRANSACTIONS

On September 25, 2012, the Company purchased five floors of a commercial building in the PRC, through SYCI, from Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. (the “Seller”) at a cost of approximately $5.7 million in cash, of which Mr. Ming Yang, the Chairman of the Company, had a 99% equity interest in the Seller that time. During the first quarter of 2018, the Company entered into an agreement with the Seller, a related party, to provide property management services for an annual amount of approximately $86,911 for five years from January 1, 2023 to December 31, 2027. The expense associated with this agreement for the year ended December 31, 2025 and 2024 was $87,655 and $87,821, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS – Continued

a)       Related parties

Name of related parties	Position
Ming Yang	Shareholder
XiaoBin Liu	Chief Executive Officer
Min Li	Chief Financial Officer
NaiHui Miao	Chief Operating Officer
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	December 31, 2025	December 31, 2024
Amount due to related parties:
Ming Yang	$419,671	$410,350
XiaoBin Liu	887,214	887,214
Min Li	302,498	636,264
NaiHui Miao	287,448	650,980
Total	$1,896,831	$2,584,808

c)

	December 31, 2025	December 31, 2024
Amount due from related parties:
Chengdu Dianjinshi Culture media Co., LTD	$22,763	$25,040
Total	$22,763	$25,040

NOTE 14 – TAXES PAYABLE

	December 31, 2025	December 31, 2024
Land use tax payable	$—	$19,318
Value added tax and other taxes payable	365,499	94,681
Total	$365,499	$113,999

Of the remaining balance as of December 31, 2025, $259,171 was overdue, as notified by the Tax Bureau in a Tax Matters Notice. The overdue amount was attributable to certain value-added tax invoices issued by the Company's upstream suppliers during 2018 and 2019 that were subsequently identified as abnormal deductions in the tax authorities' system.

NOTE 15 – LEASE LIABILITIES - FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	December 31, 2025	December 31, 2024 (Restated)
Total finance lease liability	$5,404,546	$8,432,177
Less: Current portion	(228,918)	(3,342,293)
Finance lease liability, net of current portion	$5,175,628	$5,089,884

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

The components of operating lease liabilities are as follows:

	December 31, 2025	December 31, 2024
Total Operating lease liabilities	$7,014,947	$7,433,452
Less: Current portion	(523,847)	(491,850)
Operating lease liabilities, net of current portion	$6,491,100	$6,941,602

The components of lease cost were as follows:

	December 31, 2025	December 31, 2024 (Restated)
Finance lease cost:
- Amortization of right-of-use assets	$3,124,602	$3,045,602
- Interest on lease liabilities	239,508	200,025
Operating lease cost	875,201	877,809
Total lease cost	$4,239,311	$4,123,436

Maturities of lease liabilities were as follows:

	Finance Lease	Operating Lease
the next 12 months	$267,041	$833,565
the next 13 to 24 months	267,041	841,304
the next 25 to 36 months	5,060,315	845,918
the next 37 to 48 months	267,041	854,178
the next 49 to 60 months	267,041	859,163
thereafter	—	7,522,241
Total	6,128,479	11,756,369
Less: Amount representing interest	(723,933)	(4,741,422)
Present value of net minimum lease payments	$5,404,546	$7,014,947

A summary of supplemental information related to leases is listed as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term:
Finance leases	15.7 years	16.2 years
Operating leases	19.6 years	19.6 years
Weighted average discount rate:
Finance leases	4.53%	4.62%
Operating leases	4.90%	4.90%

Supplemental cash flow information related to leases was as follows:

	December 31, 2025	December 31, 2024
Cash paid for amounts included in measurement of lease liabilities :
-Operating cash flows from operating leases	$826,761	$894,351
-Financing cash flows from finance leases	$262,778	$31,866,665

Non-cash information on lease liabilities arising from obtaining right-of-use assets:
-Finance leases	$—	$38,636,330
-Operating leases	$—	$—

NOTE 16 –– EQUITY

Stock Issued For The Acquisition

In June 2024, SHSI entered into crude salt field acquisition agreements with five sellers. On February 28, 2025 (“closing date”), the transactions as contemplated by the acquisition agreements were closed. On the closing date, the Company issued an aggregate of 2,059,694 (post reverse share split 205,969 shares) shares of its common stock to the sellers at an agreed price of $1.50 per share, pursuant to the acquisition agreements.

Reverse Stock Split and Authorized Shares

On October 27, 2025, the Company completed a 1-for-10 reverse stock split of the Company’s common stock, such that for each ten shares outstanding prior to the stock split there was one share outstanding after the reverse stock split. All shares of common stock referenced in this report have been adjusted to reflect the stock split figures.

Restricted Shares

A restricted stock award (“RSA”) is an award of common stocks that is subject to certain restrictions during a specified period.

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

The Company granted an aggregate of 295,000 (post reverse share split 29,500 shares) restricted shares of common stock in January 25, 2025 to a consultant, the Company's directors, officers, and an employee as compensation for services rendered in the year ended December 31, 2024. The restricted shares award was granted under the 2019 Omnibus Equity Incentive Plan (See Note 18) and vested immediately. The fair value of the award on the date of grant was $194,700 (post reverse share split 19,470 shares) which was expensed in full during the year ended December 31, 2024.

The Company granted in the aggregate, 265,000 (post reverse share split 26,500 shares) restricted shares of common stock on March 21, 2025 to a consultant, the company's directors, officers and an employee as compensation for services rendered. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $196,100 (post reverse share split 19,610 shares) which was expensed in full during the year ended December 31, 2025.

The Company granted in the aggregate, 186,000 restricted shares of common stock on November 21, 2025 to a consultant, the company's directors, officers and an employee as compensation for services rendered. The restricted shares award were granted under the 2025 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $734,700 which was expensed in full during the year ended December 31, 2025.

Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Reserve

The Company’s PRC subsidiaries are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Reserve until the balance reaches 50% of the registered share capital. This reserve can be used to make up any loss incurred or to increase share capital. Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As of December 31, 2025, the Company’s statutory provident fund stood at $26.67 million.

NOTE 17 – TREASURY STOCK

As of December 31, 2025 and December 31, 2024, the number of treasury stock of the Company was 28,583 and 28,583, respectively.

NOTE 18 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2025 Omnibus Equity Incentive Plan adopted and approved in 2025 (“2025 Plan”), awards under the 2025 Plan is limited in the aggregate to 2,000,000 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2019 Omnibus Equity Incentive Plan,, as amended (the “2019 Plan”). Upon adoption and approval of the 2025 Plan, the 2019 Plan was frozen, no new awards will be granted under the 2019 Plan, and outstanding awards under the 2019 Plan will continue to be governed by the terms and condition of the 2019 Plan and applicable award agreement. As of December 31, 2025, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2025 Plan is 14,000 shares.

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

For the year ended December 31, 2025 and 2024, total compensation costs for options issued recorded in the consolidated statement of comprehensive income (loss) were nil. There were no related tax benefits as a full valuation allowance was recorded in the years ended December 31, 2025 and 2024.

NOTE 18 – STOCK-BASED COMPENSATION – Continued

The following table summarizes all Company stock option transactions between January 1, 2025 and December 31, 2025.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Stock
Balance, January 1, 2025	$—	$—	—
Exercised	$—	$—	—
Expired	—	—	—
Balance, December 31, 2025	—	—	—

Stock and Warrants Options Exercisable and Outstanding
	Outstanding at December 31, 2025	Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)
Exercisable and outstanding	—	—	—

All options exercisable and outstanding at December 31, 2025 are fully vested. As of December 31, 2025, there was no unrecognized compensation cost related to outstanding stock options,

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2025 and 2024 was $0 and $0.

NOTE 19 – ACCRUED LIABILITIES

On September 18, 2023, Shandong Shouguang Vegetable Industry Group Co., Ltd. and Shandong Shouguang Vegetable Seed Group Co., Ltd. entered into loan agreements with Shandong Deepin City Emergency Loan Fund Co., Ltd.. A total of nine companies and individuals providing guarantee to these loans, including SCHC and SYCI. As of July 2024, Shangdong Shouguang Vegetable Industry Group Co., Ltd. and Shandong Shouguang Vegetable Seed Group Co., Ltd. owed a principal of $2,104,050 and $1,402,700 to Shandong Deepin City Emergency Loan Fund Co., Ltd., respectively.

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

As of December 31, 2025, as SCHC was liable for a sum of principal and interests of $499,688, net of auction proceeds, the Company recognized accrued liabilities of $499,688 accordingly.

NOTE 20 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2025 and 2024, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the years ended December 31, 2025 and 2024.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income tax has been made as it has no taxable income for the years ended December 31, 2025 and 2024. The applicable statutory tax rates for the years ended December 31, 2025 and 2024 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of December 31, 2025 and 2024, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC that are subject to WHT are $35,595,921 and $40,524,183, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2025 and December 31, 2024, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of December 31, 2025 and December 31, 2024, the unrecognized WHT are $2,521,128 and $1,078,743, respectively.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Years Ended December 31,
	2025	2024
Current taxes – PRC	$—	$(15,204)
Deferred taxes – PRC entities	—	(1,632,978)
Total Income tax (expenses) benefits	$—	$(1,648,182)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and December 31, 2024 are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	$1,771,262	$1,731,920
Allowance	78,013	729,731
Impairment of long-lived assets	71,966	1,686,095
PRC tax losses	7,485,619	9,125,871
Accrued liabilities	124,922	—
US federal net operating loss	1,965,991	1,661,464
Total deferred tax assets	11,497,773	14,935,081
Valuation allowance	(11,497,773)	(14,935,081)
Net deferred tax asset	$—	$—

Deferred tax assets consist of future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences. As of December 31, 2025 and 2024, valuation allowances were mainly provided against deferred tax assets caused by exploration costs, impairment of long-lived assets, allowance and net operating loss where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized due to their continuous losses.

The decrease in valuation allowance for the year ended December 31, 2025 is $3,437,308.

The increase in valuation allowance for the year ended December 31, 2024 is $1,401,232.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of December 31, 2025 and 2024.

There were no amounts accrued for penalties and interest for the years ended December 31, 2025 and 2024.

There were no change in unrecognized tax benefits during the years ended December 31, 2025 and 2024.

NOTE 21 – BUSINESS SEGMENTS

ASC 280, Disclosures about Segments, of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise engaging in business activities from which they may earn revenues and incurred expenses, and about which separate financial information is available that is evaluated regularly by the chief operating decision-marker, or decision-making group( the “CODM”), in deciding how to allocate resources and assessing performance.

The Company’s Chief Executive Officer (Mr. Xiaobin Liu) is determined as the CODM of the Company, Mr Liu measures the performance of each segment based on metrics of revenue and profit before taxes from operations and uses these results to evaluate the performance of, and to allocate resources to each of the segments. The Company has organized operations into four different business segments: (1) bromine, (2) crude salt, (3) chemical products, (4) natural gas.

As of December 31, 2025 and December 31, 2024, the detailed income statements of each of our divisions are presented below:

Year Ended December 31, 2025	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$23,000,303	$2,418,032	$—	$—	$25,418,335	$—	$25,418,335
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	(4,658,726)	(908,680)	(1,393,175)	(157,913)	(7,118,494)	(1,450,130)	(8,568,624)
Income tax (expense) benefit	—	—	—	—	—	—	—
Loss from operations after income tax (expense) benefit	(4,658,726)	(908,680)	(1,393,175)	(157,913)	(7,118,494)	(1,450,130)	(8,568,624)
Total assets	83,080,154	50,107,530	—	543,530	133,731,214	596	133,731,810
Depreciation and amortization	13,146,992	2,710,846	275,517	128,263	16,261,618	—	16,261,618
Capital expenditures	214,761	9,129,878	—	—	9,344,639	—	9,344,639

Year Ended December 31, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$5,549,815	$2,049,988	$—	$61,207	$7,661,010	$—	$7,661,010
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax expense	(17,455,130)	(668,110)	(3,185,472)	(195,364)	(21,504,076)	(744,493)	(22,248,569)
Income tax (expense) benefit	(1,632,978)	(15,204)	—	—	(1,648,182)	—	(1,648,182)
Loss from operations after income tax (expense) benefit	(19,088,108)	(683,314)	(3,185,472)	(195,364)	(23,152,258)	(744,493)	(23,896,751)
Total assets	72,922,299	45,581,718	45,864,635	1,698,575	166,067,227	1,755,061	167,822,288
Depreciation and amortization	16,798,768	1,659,865	272,716	134,080	18,865,429	—	18,865,429
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

* Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

	Years Ended December 31,
Reconciliations	2025	2024 (Restated)
Total segment operating loss	$(7,118,494)	$(21,504,076)
Corporate costs	(1,450,130)	(744,493)
Unrealized gain (loss) on translation of intercompany balance	—	—
Loss from operations	(8,568,624)	(22,248,569)
Interest income, net of expense	54,761	(62,113)
Other expense, net	(4,003,497)	—
Gain on disposal of subsidiary	674,776	—
Loss on disposal of long-lived assets	(2,008,853)	(29,169,008)
Impairment of long-lived assets	(30,068,794)	(6,772,500)
Loss before taxes	$(43,920,231)	$(58,252,190)

The following table shows the major customers (10% or more) for the year ended December 31, 2025:

		Bromine	Crude Salt	Chemical Products	Total Revenue	Percentage of Total Revenue
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	(%)
1	Shandong Morui Chemical Company Limited	$3,331	$853	$—	$4,184	16.5%
2	Shandong Brother Technology Limited	$3,219	$955	$—	$4,174	16.4%
3	Shandong Shouguang Shenrunfa Marine Chemical Company Limited	$3,422	$—	$—	$3,422	13.5%
4	Shouguang Weidong Chemical Company Limited	$2,717	$609	$—	$3,326	13.1%

The following table shows the major customers (10% or more) for the year ended December 31, 2024:

		Bromine	Crude Salt	Chemical Products	Total Revenue	Percentage of Total Revenue
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	(%)
1	Shandong Morui Chemical Company Limited	$677	$770	$—	$1,447	18.9%
2	Shandong Brother Technology Limited	$646	$702	$—	$1,348	17.6%
3	Shouguang Weidong Chemical Company Limited	$646	$578	$—	$1,224	16.0%

NOTE 22 – CUSTOMER CONCENTRATION

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2025, the Company sold 67.6% of its products to its top five customers. As of December 31, 2025, amounts due from these customers were $2,347,943.

The Company sells a substantial portion of its products to a limited number of customers. During the year ended December 31, 2024, the Company sold 66.05% of its products to its top five customers. As of December 31, 2024, amounts due from these customers were $594,234.

NOTE 23 – MAJOR SUPPLIERS

During the year ended December 31, 2025, the Company purchased 100% of its raw materials from its top four suppliers. As of December 31, 2025, amounts due to those suppliers were $146,148.

During the year ended December 31, 2024, the Company purchased 100% of its raw materials from its top four suppliers. As of December 31, 2024, amounts due to those suppliers were $30,003.

NOTE 24 – LOSS CONTINGENCIES

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of December 31, 2025.

NOTE 25 - SUBSEQUENT EVENT

Pursuant to the notification from the government of Shouguang City, all bromine facilities in Shouguang City were temporarily closed from December 26, 2025 until February 24, 2026. In compliance with the notification, the Company ceased production at its bromine facilities during this period and resumed preparation operations at the bromine and crude salt factories as scheduled in February 2026.

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

NOTE 26 –RESTATEMENT

The Company restates its previously released audited consolidated financial statements for the year ending 2024, and incorporate them into the 2024 Annual Report "10-K Form Report" (the "Restatement"). This restatement is due to the discovery of errors related to the reclassification of buildings without property ownership certificates in fixed assets. The impacts for the periods prior to 2024 have been accumulated and presented as an initial balance adjustment item for the retained earnings as of December 31, 2023.

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

(b) As of December 31, 2024, in the fixed assets, the original value of the buildings subject to reclassification amounted to $68,476,868, The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as "leasehold improvements" in the property, plant and equipment, with an original value of $3,507,367. The leased portion was reclassified as finance lease right-of use assets, with an original value of $64,189,590, accumulated amortization of $19,111,170, and a net value of $45,078,420.

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
YEAR ENDED DECEMBER 31, 2024 (Restatement Impact)
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

(d) The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

The effects of the restatement on the parent company only balance sheet as of December 31, 2024, are summarized in the following table:

	December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
Current Assets
Prepayments and deposits	$—	—		$—
Total Current Assets	—	—		—
Non-Current Assets

Interests in subsidiaries	83,755,560	(894,095)	(c)(d)	82,861,465
Amounts due from group companies	69,821,271	(7,878,181)	(a)	61,943,090
Deferred tax assets, net	—	—		—
Total non-current assets	153,576,831	(8,772,276)		144,804,555
Total Assets	153,576,831	(8,772,276)		144,804,555

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$8,265,349	(7,878,181)	(a)	$387,168
Amounts due to related parties	1,462,110	—		1,462,110
Amounts due to group companies	142,702	—		142,702
Total Current Liabilities	9,870,161	(7,878,181)		1,991,980
Total Liabilities	9,870,161	(7,878,181)		1,991,980

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—		—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,120,145 shares issued; and 1,091,562 shares outstanding as of December 31, 2024	24,623	(24,063)	(b)	560
Treasury stock; 28,583 shares as of December 31, 2024 and December 31, 2023 at cost	(1,372,673)	—		(1,372,673)
Additional paid-in capital	101,688,262	24,063	(b)	101,712,325
Share to be issued	194,700	—		194,700
Retained earnings unappropriated	37,358,804	(964,920)	(c)	36,393,884
Retained earnings appropriated	26,667,097	—		26,667,097
Accumulated other comprehensive loss	(20,854,143)	70,825	(d)	(20,783,318)
Total Stockholders’ Equity	143,706,670	(894,095)		142,812,575
Total Liabilities and Stockholders’ Equity	$153,576,831	(8,772,276)		$144,804,555

(a) The amount of $7,878,181 in accounts payable and accrued expenses was reclassified as finance lease liability relating to salt pans. The finance lease liabilities including the current portion of $3,124,550 and the non-current portion of $4,014,019.

(b) The change in common stock and additional paid-in capital is due to the company's 1-for-10 reverse stock split on October 27, 2025.

(c) Regarding the decrease in retained earnings unappropriated, the main reason was that general and administrative expenses increased by $964,920. The increase of general and administrative expenses was due to the reclassification of finance lease right- of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

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

DECEMBER 31, 2025

(Expressed in U.S. dollars)

SCHEDULE I – PARENT ONLY FINANCIAL INFORMATION

The following presents condensed parent company only financial information of Gulf Resources, Inc.

Condensed Balance Sheets

	As of December 31,
	2025	2024 (Restated)
Prepayments and deposits	$—	$—
Total Current Assets	—	—
Non-Current Assets
Interests in subsidiaries	48,950,428	82,861,465
Amounts due from group companies	64,632,281	61,943,090
Deferred tax assets, net	—	—
Total non-current assets	113,582,709	144,804,555
Total Assets	113,582,709	144,804,555

Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$642,677	$387,168
Amounts due to related parties	1,462,110	1,462,110
Amounts due to group companies	—	142,702
Total Current Liabilities	2,104,787	1,991,980

Total Liabilities	2,104,787	1,991,980

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,568,114 and 1,120,145 shares issued; and 1,539,531 and 1,091,562 shares outstanding as of December 31, 2025 and December 31, 2024	784	560
Treasury stock; 28,583 shares as of December 31, 2025 and December 31, 2024 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	105,927,142	101,712,325
Share to be issued	—	194,700
Retained earnings unappropriated	(7,526,347)	36,393,884
Retained earnings appropriated	26,667,097	26,667,097
Currency translation adjustment	(12,218,081)	(20,783,318)
Total Stockholders’ Equity	111,477,922	142,812,575
Total Liabilities and Stockholders’ Equity	$113,582,709	$144,804,555

Condensed Statements of Loss

	Years Ended December 31,
	2025	2024 (Restated)
OPERATING EXPENSES
General and administrative expenses	$(1,443,957)	$(742,480)
TOTAL OPERATING EXPENSES	(1,443,957)	(742,480)
OTHER EXPENSES
Interest expense	—	—
TOTAL OTHER EXPENSES	—	—
TOTAL EXPENSES	(1,443,957)	(742,480)
Equity in net loss of subsidiaries	(42,476,274)	(59,157,892)
LOSS BEFORE INCOME TAXES	(43,920,231)	(59,900,372)
INCOME TAXES	—	—
NET LOSS	$(43,920,231)	$(59,900,372)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2025	2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(43,920,231)	$(59,900,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity loss in unconsolidated subsidiaries	42,476,274	59,157,892
Stock-based compensation expense-options	—	—
Shares issued from treasury stock for services	—	—
Changes in assets and liabilities:	—	—
Other payables and accrued expenses	255,509	396,825
Net cash used in operating activities	(1,188,448)	(345,655)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from group companies	1,188,448	345,655
Net cash provided by financing activities	1,188,448	345,655
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS - END OF YEAR	$—	$—

(i)	Basis of presentation

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

As of December 31, 2025, the Company itself has no purchase commitment, capital commitment and operating lease commitment.

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

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.

The Company’s management took all necessary steps to make its disclosure controls to be more efficient by, including, not limited to, (i) more closely monitoring the application of the Company’s comprehensive disclosure policy implementing procedures to strengthen disclosure controls, (ii) enhancing the identification, analysis and control of risks relevant to accurate and timely disclosure, and (iii) ensuring more timely transmission of information and communication within the organization during 2025. Specifically, (i) the Company held weekly meetings with its business units heads and investor relations officers to identify and discuss information that may require public disclosure; (ii) the Company’s management required all business units to report information that may require public disclosure to the Company’s investor relations officers immediately; (iii) the Company’s management consulted with the Company’s outside securities counsel to the extent they deemed necessary; (iv) the Company’s management designated the Company’s investor relations officers as disclosure coordinator to perform functions of collecting information, preparing disclosure, distributing disclosure for review and comment to business units and obtaining comment from each reviewing person and their confirmation that the portions of such disclosure relevant to such person’s areas of responsibility were fairly and accurately presented and did not omit any material information required to be disclosed.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2025, due to the material weakness described below.

In preparing our consolidated financial statements for the years ended December 31, 2025, our management identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States, and other significant deficiencies. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are as follows: (i) no sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) ineffective oversight of our financial reporting and internal control by those charged with governance; and (iii) inadequate design of internal control over the preparation of the financial statements being audited. These material weaknesses remained as of December 31, 2025. As a result of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions.

To remedy our previously identified material weakness, we have undertaken and will continue to undertake steps to strengthen our internal control over financial reporting, including: (i) hiring more qualified resources including financial controller, equipped with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, (iii) establishing effective oversight and clarifying reporting requirements for non-recurring and complex transactions to ensure consolidated financial statements and related disclosures are accurate, complete and in compliance with SEC reporting requirements, and (iv) enhancing an internal audit function. However, such measures have not been fully implemented and we concluded that the material weakness in our internal control over financial reporting had not been remediated as of December 31, 2025.

(c)       Changes in internal controls

There have been no changes in our internal controls over financial reporting occurred during the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

(d)	Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, the management’s report is not subject to attestation by our registered public accounting firm.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report.

Name	Age	Position/Title	Has served as company director since
Xiaobin Liu	58	Chairman, Chief Executive Officer and Director	March 2009
Naihui Miao	58	Secretary, Chief Operating Officer and Director	January 2006
Min Li	49	Chief Financial Officer	N/A
Yibo Yang	47	Director	November 2023
Qiang Liu (1)(3)	49	Independent Director	September 2025
Shengwei Ma (1)(2)	58	Independent Director	December 2019
Shitong Jiang (1)(2)(3)	58	Independent Director	April 2008
Dongshan Wang (2)(3)	60	Independent Director	November 2023

(1)	Serves as a member of the Audit Committee.

(2)	Serves as a member of the Compensation Committee.

(3)	Serves as a member of the Nominating and Corporate Governance Committee.

Xiaobin Liu, Chairman, Chief Executive Officer and Director – Mr. Liu has served as Chairman of the Board of Directors of the Company since November 2023. Mr. Liu was appointed as Chief Executive Officer and Director on March 10, 2009. Mr. Liu joined the Company as Vice President in December 2007. He has served as the Director of Sanya Kangyangnian Health Management Co. LTD since March, 2021. He has served as Chairman of Chengdu Philosopher's Stone Culture Media Co. LTD since August 2018. He served as Chairman of China Shouguang Vegetable Industry Group (Cayman) Inc. from 2011 to 2017. He currently serves as a director of China Shouguang Vegetable Industry Group (Cayman) Inc. Before he joined the Company, Mr. Liu served as project manager of Shenzhen Guangshen Accounting Firm from January 2007 to November 2007; the department manager of Hainan Zhongou Accounting Firm from January 2003 to December 2006; the CFO (equivalent of Vice President) of Dasheng Real Estate Development Company, which is the subsidiary of Saige Dasheng Co., Ltd from May 2002 to November 2002; the CFO of Shenzhen Securities Department of Hainan Saige International Trust Investment Company from May 2000 to August 2004; and the financial manager of Hainan Wanquanyuan Hot Spring Tourism Development Co., Ltd from 1995 to 2000. During this time, he also was the CFO of Qionghai City Guantang Hotspring Leisure Center, the CFO of Qionghai City Wanquanhe Agricultural Development Co., Ltd, the CFO of Qionghai Wanquanhe Hotspring Tourist Development Property Management Co., Ltd, and the CFO of Qionghai Guantangyuzhuang Resort Co., Ltd. Prior to that, Mr. Liu worked in the financial department of Hainan Jinyuan Industrial Co., Ltd, which is a subsidiary of Chinese Black Metal Limited Company Northwest Branch from 1992 to 1995, and the financial department of Shanxi Aircraft Manufacturing Company from 1988 to 1992. Mr. Liu earned a master degree from the Economic and Management School at Hong Kong City University.

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

Qiang Liu, Independent Director –Mr. Liu has served as a director of the Company since September 2025. . Mr. Liu has served as Chief Financial Officer of Shandong Yijia Agricultural Chemicals Co., Ltd. since 2010. Prior to this role, Mr. Liu served as Director of Business Department One at Shandong Zhongcheng Certified Public Accountants Co., Ltd. from 2005 to 2010, and as Chief Accountant at Dongguan Shijie Town Liuwudong Juji Electromechanical Company from 2001 to 2005. Mr. Liu is a Certified Public Accountant and holds extensive experience of nearly 30 years in financial management and auditing. Mr. Liu graduated from Dalian University of Technology with a bachelor's degree in 2001.

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

Director Independence

The Board of Directors has determined that Qiang Liu, Shitong Jiang, Dongshan Wang and Shengwei Ma are independent under Rule 5605(a)(2) of the NASDAQ Listing Rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management. In addition, under applicable rules and regulations, and as determined by the Board, all of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees are “independent” directors.

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

Audit Committee

The Audit Committee is responsible for reviewing the results and scope of the audit, and other services provided by our independent auditors, and reviewing and evaluating our system of internal controls. Mr. Jiang is the Audit Committee Financial Expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act, and the chair of the Audit Committee. Our Board of Directors has determined that Shitong Jiang, Qiang Liu and Shengwei Ma are “independent directors” within the meaning of Rule 10A-3 under the Exchange Act, as determined based upon the criteria for “independence” set forth in the rules of the NASDAQ Stock Market.

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

Nominating and Corporate Governance Committee

Our Board of Directors established a Nominating and Corporate Governance Committee in June 2009. The purpose of the Nominating and Corporate Governance Committee is to assist our Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess board effectiveness. Each of Dongshan Wang, Shitong Jiang and Qiang Liu are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Jiang is the Chairman of Nominating and Corporate Governance Committee.

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

Qiang Liu was appointed as a Director in September, 2025. Mr. Liu has served as Chief Financial Officer of Shandong Yijia Agricultural Chemicals Co., Ltd. since 2010. Prior to this role. Mr. Liu is a Certified Public Accountant and holds extensive experience of nearly 30 years in financial management and auditing. Mr. Liu graduated from Dalian University of Technology with a bachelor's degree in 2001..

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

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”), which applies to all directors, officers, employees, independent contractors, and consultants of the Company and its subsidiaries, as well as certain other persons. The Insider Trading Policy is designed to promote compliance with U.S. federal and state securities laws, rules and regulations and the applicable rules and regulations of Nasdaq, with respect to the purchase, sale and/or disposition of the Company’s securities. The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities for Company insiders. A copy of the Insider Trading Policy is filed as Exhibit 19 to this 2025 Form 10-K.

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2025:

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

Item 11. Executive Compensation

Set forth below is information regarding the compensation paid during the year ended December 31, 2025 and 2024 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

FISCAL YEAR 2025 & 2024 COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)		Option Awards$(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaobin Liu	2024	—	—	—	(1)	—	—	—	—	—
CEO	2025	—	—	174,500	(1)	—	—	—	—	174,500
Min Li	2024	16,693	—	—	(1)	—	—	—	—	16,693
CFO	2025	17,072	—	174,500	(1)	—	—	—	—	191,572
Naihui Miao	2024	16,693	—	—	(1)	—	—	—	—	16,693
COO	2025	17,072	—	174,500	(1)	—	—	—	—	191,572

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 718 – “Compensation - Stock Compensation.”

Except as disclosed below under the caption “Compensation of Directors,” we have not paid or accrued any fees to any of our executive directors for serving as a member of our Board of Directors. We do not have any retirement, pension, profit sharing or insurance or medical reimbursement plans covering our officers and directors. Our executive officers are reimbursed by us for any out- of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of- pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Grants of Plan-Based Awards

The Company did grant shares of our Common Stock to each of our named executive officers, under Company’s 2019 Omnibus Equity Incentive Plan and 2025 Omnibus Equity Incentive Plan, as amended, during fiscal year 2025.

FISCAL YEAR 2025 GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stocks or Units	Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Award($)	Grant Date Fair Value of Stock and Options ($)
Xiaobin Liu, CEO	November 21,2025	—	—	—	—	—	—	30,000	—	—	118,500
	March 21,2025							40,000			26,400
	January 23,2025							40,000			29,600
Min Li, CFO	November 21,2025	—	—	—	—	—	—	30,000	—	—	118,500
	March 21,2025							40,000			26,400
	January 23,2025							40,000			29,600
Naihui Miao, COO	November 21,2025	—	—	—	—	—	—	30,000	—	—	118,500
	March 21,2025							40,000			26,400
	January 23,2025							40,000			29,600

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

Potential payments upon termination or change-in-control

Assuming the employment of the Company’s named executive officers was to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2025, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Payment
Xiaboin Liu	$0
Min Li	$0
Naihui Miao	$0

Recovery of Erroneously Awarded Compensation

None.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2025.

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

OUTSTANDING EQUITY AWARDS AT 2025 FISCAL YEAR END

OPTION AWARDS STOCK AWARDS

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

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding the exercise of stock options, stock appreciation rights, and similar instruments and the vesting of restricted stock, restricted stock units and similar instruments, for fiscal year 2025.

FISCAL YEAR 2025 OPTION EXERCISES AND STOCK VESTED

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

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive directors, Xiaobin Liu and Naihui Miao, who do not receive compensation in their capacity as executive directors, for fiscal year 2025.

FISCAL YEAR 2025 DIRECTOR COMPENSATION

					Change in
					Pension Value
					and
	Fees Earned	Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)(1)	$	($)	Earnings ($)	($)	Total ($)
Qiang Liu	$—	—	—	—	—	—	$—
Yibo Yang	10,243	—	—	—	—	—	10,243
Shitong Jiang	—	9,300	—	—	—	—	9,300
Yang Zou(2)	—	1,400	—	—	—	—	1,400
Shengwei Ma	—	9,300	—	—	—	—	9,300
Dongshan Wang		9,300					9,300

(1)	Represents the dollar amount recognized for financial statement reporting purposes in accordance with FASB ASC 718 – “Compensation – Stock Compensation.”
(2)	Yang Zou resigned as a director of the Company in [September 2025].

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of the date of this annual report, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares. As of the date of this annual report, there were 1,813,531 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class
Xiaobin Liu (CEO and Chairman)	43,812	(2)	2.4%
Yibo Yang (Director)	—		—
Min Li (CFO)	43,812	(2)	2.4%
Naihui Miao (COO)	43,812	(2)	2.4%
Shengwei Ma (Director)	2,400	(3)	*
Qiang Liu (Director)	—	(4)	*
Shitong Jiang (Director)	2,600	(5)	*
Dongshan Wang (Director)	2,300	(6)	*
All Directors and Executive Officers as a Group (eight persons)	138,736		7.7%
Wenxiang Yu	101,595	(7)	5.6%
Shandong Haoyuan Industry Group Ltd.	82,495	(7)	4.6%
Ming Yang	198,568	(8)	11.0%

*       Less than 1%.

(1) The address of each director and executive officer is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong Province, 262700, the People’s Republic of China.

(2)	Consists of 43,812 shares held by each individual.

(3)	Consists of 2,400 shares held by Mr. Ma.

(4)	Consists of none shares held by Mr. Liu.

(5)	Consists of 2,600 shares held by Mr. Jiang.

(6)	Consists of 2,300 shares held by Mr. Wang.

(7) The address of the shareholder is c/o Gulf Resources, Inc., Level 11, Vegetable Building, Industrial Park of the East City, Shouguang City, Shandong Province, 262700, the People’s Republic of China. Chen Yang serves as the General Manager, and owns 82% equity interest, of Shandong Haoyuan Industry Group Ltd.

(8) Consists of 63,477 shares owned by Ming Yang, 101,595 shares owned by Ms. Wenxiang Yu, the wife of Mr. Yang, 33,496 shares owned by Mr. Zhi Yang, Mr. Yang’s son. Mr. Yang disclaims beneficial ownership of the shares owned by his wife and son.

Equity Compensation Plan Information

2019 Incentive Stock Plan

On December 18, 2019, the Company’s Annual General Meeting adopted and approved the 2019 Omnibus Equity Incentive Plan of Gulf Resources, Inc. (the”2019 Plan”). Under the 2019 Plan, the Company has reserved a total of 2,068,398 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

On November 30, 2021, the Company’s Annual General Meeting approved to amend the 2019 Plan to increase the number of shares of common stock authorized for issuance under the plan by 900,000 shares.

On September 9, 2025, the Company’s Annual General Meeting adopted and approved the 2025 Stock Incentive Plan of Gulf Resources, Inc. (the”2025 Plan”). As of December 31, 2025, there is 14,000 shares remained for future issuance under the 2019 Plan.

On January 9, 2026, the Company registered an additional 103,378 common stocks, par value 0.0005 per share issued under the Company’s the 2019 Plan, after giving effect of the 10-to-1 reserve stock split as previously announced on Form 8-K filed with SEC on October 22, 2025 and 200,000 common stocks issuable pursuant to the 2025 Plan.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, our 2019 Equity Incentive Plan and 2025 Equity Incentive Plan were in effect.

The following table provides information as of December 31, 2025 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security	—	—	14,000
Equity compensation plans not approved by	—	—	—
Total	—	—	14,000

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

The following includes a summary of transactions since the beginning of fiscal 2025 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 and 1% of the average of our total assets at December 31, 2024 and 2025 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”):

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transaction whether or not such transactions exceed $120,000. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Board has determined that Qiang Liu, Shengwei Ma, Shitong Jiang and Dongshan Wang are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, LLC and meet the criteria set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services Audit Fees

Our independent public accounting firm is GGF CPA LTD. , Level 3, Shop 119 No. 20, Jingang Avenue, Nansha District, Guangzhou, Guangdong , PCAOB Auditor ID 2729.

The aggregate fees billed to the Company by its principal accountant for the last two fiscal years were as follows:

Fees	2024	2025
Audit Fees	$188,000	$188,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	188,000	188,000

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

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. There were no such fees incurred by the Company in the years ended December 31, 2025 and 2024.

Tax Fees

The tax fee of $nil and $5,500 relate to tax compliance services rendered in each of the years ended December 31, 2025 and 2024.

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services. The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b) Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8- K filed on December 1, 2015.

3.3	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020.

3.4	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on October 22, 2025.

4.1	Description of Securities, incorporated herein by reference to Exhibit 4.1 to the Registration’s Annual Report on Form 10-K filed on April 14, 2020.

10.1	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

10.2	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Xiaobin Liu, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.3	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Min Li, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.4	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Naihui Miao, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.5	Crude Salt Field Acquisition Agreement dated as of June 26, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang Qingshuibo Farm Co., LTD., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.6	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.7	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.8	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.9	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.10	Amendment to Crude Salt Field Acquisition Agreement dated as of June 26, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang Qingshuibo Farm Co., LTD., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.11	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.12	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.13	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.14	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.15	English translation of the form of Equity Transfer Agreement by and between Shouguang City Haoyuan Chemical Company Limited, Shangdong Rongyuan Pharmaceutical Shouguang Yuxin Chemical Industry Co., Limited dated December 10, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 15, 2025.

10.16	Form of Private Placement Agreement, by and between the Company and the Private Placement Purchaser, incorporated by reference to 10.1 to the Registrant’s current report on Form 8-K, filed on April 2, 2026.

10.17	Form of Private Placement Agreement, by and between the Company and the Private Placement Purchaser, incorporated by reference to 10.2 to the Registrant’s current report on Form 8-K, filed on April 2, 2026.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

16.1	Letter from Morison Cogen LLP, dated July 7, 2021, incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K, filed on July 7, 2021.

16.2	Letter from WWC, P.C., dated April 16, 2024, incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K, filed on April 16, 2024.

19.	Insider Trading Policy., incorporated by reference to Exhibit 19 to the Registrant’s annual report on Form 10-K, filed on April 11, 2025

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on March 16, 2018.

23.1	Consent of GGF CPA LIMITED, Certified Public Accountants, an independent registered public accounting firm.*

24.	Power of Attorney (included in the signature page)*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Clawback Policy, incorporated by reference to Exhibit 97.1 to the Registrant’s annual report on Form 10-K, filed on September 27, 2024.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)*

* Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 17, 2026	By:	/s/ Xiaobin Liu
By: Xiaobin Liu
Title: Chief Executive Officer

	By:	/s/ Min Li
By: Min Li
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Xiaobin Liu		August 17, 2026
Xiaobin Liu /s/ Min Li	Chief Executive Officer and Director (Principal Executive Officer)	August 17, 2026
Min Li /s/ Yibo Yang	Chief Financial Officer (Principal Financial and Accounting Officer)	August 17, 2026
Yibo Yang /s/ Naihui Miao	Director	August 17, 2026
Naihui Miao /s/ Dongshan Wang	Director	August 17, 2026
Dongshan Wang /s/ Qiang Liu	Director	August 17, 2026
Qiang Liu /s/ Sheng Wei Ma	Director	August 17, 2026
Sheng Wei Ma /s/ Shi Tong Jiang	Director	August 17, 2026
Shi Tong Jiang	Director