Form 10-K/A
period 2024-12-31
GULF RESOURCES, INC.
filed 2026-08-24
CIK 885462

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This amendment no.2 (the “Amendment”) to annual report on Form 10-K is being filed by Gulf Resources Inc. (“the Company”, “we”, “our”, or “us”) to amend the annual report on Form 10-K for the year ended for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on April 11, 2025 (“Form 10-K”). This Amendment is being filed in response to comment letters dated July 21, 2025, September 16, 2025, January 28, 2026, May 20, 2026 and August 12, 2026 (collectively, the “SEC Comment Letter”) received from the staff of the SEC and relates to matters discussed in the SEC Comment Letter and in the Company’s responses dated August 28, 2025, November 13, 2025, April 30, 2026 and June 1, 2026. Item 1 and Item 1A of Part I in the Form 10-K are amended by this Amendment to reflect additional information and revised disclosure requested in the SEC Comment Letter regarding recent regulatory developments in China, government regulation, risk factors. Item 7 of Part II is amended by this Amendment to reflect revised disclosure requested in the SEC Comment Letter regarding the financial statements. Items 8. of Part II in the Form 10-K are amended by this Amendment to include a revised report of independent registered public accounting firm and revised Notes 1, 6, 7, 9, 12, 13, 18, 22, 23 and Schedule 1  to the consolidated financial statements. Item 9A of Part II is amended by this Amendment to reflect revised disclosure requested in the SEC Comment Letter regarding the disclosure controls and procedures and internal control over financial reporting.

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

The recognition and enforcement of foreign judgments are provided under the PRC Civil Procedure Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedure Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedure Law, courts in China will not enforce a foreign judgment against the Company or its directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedure Law, foreign shareholders may originate actions based on PRC law against the Company in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit.

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

Date: August 24, 2026	By:	/s/ Xiaobin Liu
		By:	Xiaobin Liu
		Title:	Chief Executive Officer

	By:	/s/ Min Li
		By:	Min Li
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Xiaobin Liu		August 24, 2026
Xiaobin Liu /s/ Min Li	Chief Executive Officer and Director	August 24, 2026
Min Li /s/ Yibo Yang	Chief Financial Officer	August 24, 2026
Yibo Yang /s/ Naihui Miao	Director	August 24, 2026
Naihui Miao /s/ Dongshan Wang	Director	August 24, 2026
Dongshan Wang /s/ Yang Zou	Director	August 24, 2026
Yang Zou /s/ Sheng Wei Ma	Director	August 24, 2026
Sheng Wei Ma /s/ Shi Tong Jiang	Director	August 24, 2026
Shi Tong Jiang	Director