Form 10-Q
period 2026-03-31
GULF RESOURCES, INC.
filed 2026-08-28
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-34499

GULF RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3637458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11,Vegetable Building, Industrial Park of the East City,
Shouguang City, Shandong, China	262700
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 (536) 567-0008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.0005 par value	GURE	NASDAQ Stock Market LLC

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

Yes ☐ No ☒

As of August 28, 2026, the registrant had outstanding shares of common stock 1,813,531, excluding 28,583 shares of treasury stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	March 31,	December 31,
	2026 (Unaudited)	2025 (Audited)
Current Assets
Cash	$6,537,505	$3,793
Accounts receivable, net	2,674,441	3,269,420
Inventories, net	444,472	562,817
Prepayments and deposits	4,214,805	3,940,045
Amounts due from related parties	15,897	22,763
Other receivables	11,709,769	16,771,928
Total current assets	25,596,889	24,570,766
Non-Current Assets
Property, plant and equipment, net	60,102,976	61,944,100
Finance lease right-of use assets	41,054,305	41,140,331
Operating lease right-of-use assets	5,621,918	5,669,794
Prepaid land leases, net of current portion	409,890	406,819
Deferred tax assets, net	—	—
Total non-current assets	107,189,089	109,161,044
Total Assets	132,785,978	133,731,810

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank borrowing	$5,272,057	$2,845,400
Accounts payable and accrued expenses	2,171,025	1,882,367
Accrued liabilities	507,587	499,688
Taxes payable-current	456,137	365,499
Amount due to related parties	1,903,703	1,896,831
Finance lease liability, current portion	251,900	228,918
Operating lease liabilities, current portion	382,599	523,847
Total current liabilities	10,945,008	8,242,550
Non-Current Liabilities
Finance lease liability, net of current portion	5,299,635	5,175,628
Operating lease liabilities, net of current portion	6,595,176	6,491,100
Long-term bank borrowing	—	2,344,610
Total non-current liabilities	11,894,811	14,011,338
Total Liabilities	22,839,819	22,253,888

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized;1,712,114 and 1,568,114 shares issued; and 1,683,531 and 1,539,531 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	856	784
Treasury stock; 28,583 shares as of March 31, 2026 and December 31, 2025 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	106,441,150	105,927,142
Retained earnings unappropriated	(11,452,728)	(7,526,347)
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(10,337,543)	(12,218,081)
Total Stockholders’ Equity	109,946,159	111,477,922
Total Liabilities and Stockholders’ Equity	$132,785,978	$133,731,810

(1) The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

	Three-Month Period Ended March 31,
	2026 (Unaudited)	2025 (Unaudited)
NET REVENUE	$2,368,626	$1,604,447
OPERATING COSTS AND EXPENSE
Cost of revenues	(2,353,412)	(1,594,270)
Sales and marketing expenses	(5,448)	(5,053)
Direct labor and factory overheads incurred during plant shutdown	(2,743,262)	(3,225,808)
General and administrative expenses	(1,323,101)	(1,389,523)
TOTAL OPERATING COSTS AND EXPENSE	(6,425,223)	(6,214,654)

LOSS FROM OPERATIONS	(4,056,597)	(4,610,207)

OTHER INCOME (EXPENSE)
Interest expense	(123,444)	(21,722)
Interest income	253,660	2,429
LOSS BEFORE INCOME TAXES	(3,926,381)	(4,629,500)

INCOME TAX EXPENSE	—	—
NET LOSS	$(3,926,381)	$(4,629,500)

COMPREHENSIVE INCOME (LOSS):
NET LOSS	$(3,926,381)	$(4,629,500)
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	1,880,538	222,016
TOTAL COMPREHENSIVE LOSS	$(2,045,843)	$(4,407,484)

BASIC AND DILUTED LOSS PER SHARE(1)	$(2.48)	$(3.90)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES(1):	1,582,931	1,187,413

(1) The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE-MONTH PERIOD ENDED MARCH 31, 2026

(Expressed in U.S. dollars)

	Common stock
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Share to be issued	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total

BALANCE AT DECEMBER 31, 2025 (Audited)	1,568,114	1,539,531	28,583	$784	$(1,372,673)	$—	$105,927,142	$(7,526,347)	$26,667,097	$(12,218,081)	$111,477,922
Restricted shares issued for services	—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	1,880,538	1,880,538
Issuance of Private Placement Units	144,000	144,000	—	72	—	—	514,008	—	—	—	514,080
Net loss for three-month period ended March 31, 2026	—	—	—	—	—	—	—	(3,926,381)	—	—	(3,926,381)
BALANCE AT MARCH 31, 2026 (Unaudited)	1,712,114	1,683,531	28,583	$856	$(1,372,673)	$—	$106,441,150	$(11,452,728)	$26,667,097	$(10,337,543)	$109,946,159

	Common stock
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock(1)	Amount(1)	Treasury stock	Share to be issued	Additional paid-in capital(1)	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total

BALANCE AT DECEMBER 31, 2024 (Audited) (Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares issued for services	56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of assets	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	—	—	—	—	—	—	—	—	—	222,016	222,016
Net loss for three-month period ended March 31, 2025	—	—	—	—	—	—	—	(4,629,500)	—	—	(4,629,500)
BALANCE AT MARCH 31, 2025 (Unaudited)	1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$31,764,384	$26,667,097	$(20,561,302)	$141,690,732

(1) The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,926,381)	$(4,629,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization on capital lease	61,290	21,722
Depreciation and amortization	3,360,131	4,003,524
Amortization of operating lease right-of-use assets	222,161	217,801
Amortization of finance lease right-of-use asset	733,298	—
Stock-based compensation expense	—	196,100
Bad debt expense	(3,236)	—
Accrued interest receivable	(6,700)	—
Changes in assets and liabilities:
Accounts receivable	647,174	(1,549,443)
Inventories	126,706	(139,285)
Prepayments and deposits	(211,577)	(7,340)
Other receivables	(389)	(31,987)
Accounts and other payable and accrued expenses	236,672	401,190
Taxes payable	84,502	162,411
Lease liabilities	(232,677)	(225,321)
Net cash provided by (used in) operating activities	1,090,974	(1,580,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(515,413)	—
Repayments for loans to third parties	5,544,810	—
Net cash provided by investing activities	5,029,397	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement units	280,172	—
Proceeds from interest-free loan from a related party	7,195	—
Net cash provided by financing activities	287,367	—

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	125,974	28,011
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,533,712	(1,552,117)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,793	10,075,162
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,537,505	$8,523,045

	Periods Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the three-month period ended March 31, for:
Paid for taxes	$110,858	$77,386
Interest paid	$98,940	$21,722
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On December 22, 2025, SYCI was sold.

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

MARCH 31, 2026

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

In December 2017, the Company secured from the government the land use rights for its chemical plants located at Bohai Park and in June 2018, the Company presented a completed construction design draft and other related documents to the local authorities for approval. In January 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 and basically completed the civil works by the end of June 2021. On November 15, 2021, the Company announced that due to the supply chain issues as well as the electric restrictions in China, the delivery of some equipment, the equipment installation and testing and beginning trial production at the chemical factory had been delayed. On February 22, 2022, the Company announced that discussions with the government have convinced management that the electricity restrictions are being eased. Accordingly, the Company has contacted its suppliers and will have the remainder of the equipment produced and delivered, so the Company can complete installation and begin testing and trial production.

The Company believes this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payments and deposits for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases, prepayments and deposits and property, plant and equipment in the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

MARCH 31, 2026

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

As of March 31, 2026 and December 31, 2025, the provision for doubtful debts was $13,440 and $16,430, respectively. The reversal for doubtful accounts in the consolidated statements of comprehensive income (loss) for the period ended March 31, 2026 was $3,236.

(f)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited, Sichuan Rural Credit Union, Bank of China Limited and Shandong Shouguang Rural Commercial Bank Co., Ltd., which are not insured or otherwise protected. The Company placed $6,537,505 and $3,793 with these institutions as of March 31, 2026 and December 31, 2025, respectively. The Company has not experienced any losses in such accounts in the PRC.

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

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(h)	Advances to suppliers, net

Advances to suppliers are stated at the original amount less an allowance for doubtful account.

Advances to suppliers primarily consist of prepayments for purchase of raw materials and equipment for production purposes. The Company reviews its advances to suppliers on a periodic basis and determines the adequacy of provision when amounts outstanding are not likely to be collected in cash or utilized against receive of products. An allowance for doubtful is recorded in the period in which the Company cash collection or receipts of products is remote.

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

MARCH 31, 2026

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

For the three-month period ended March 31, 2026 and 2025, the Company recognized impairment of long-lived assets of nil.

(l)	Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $107,657 and $173,485 for the three-month period ended March 31, 2026 and 2025, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

(o)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common stock are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common stocks plus dilutive common stock equivalents outstanding during the period. Potential common stocks that would have the effect of increasing diluted earnings per stock are considered to be anti- dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common share. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 share for the three-month periods ended March 31, 2026 and 2025. These awards could be dilutive in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

(p)	Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized at a point in time when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Customers typically pay after the Company delivers and transfers the products to them in accordance to terms set forth in their contract. Revenue from contracts with customers is disaggregated in Note 20.

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

MARCH 31, 2026

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, short-term borrowing, long-term borrowing, other receivables, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of March 31, 2026 and December 31, 2025.

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

There was no recent accounting pronouncements adopted for the three months ended March 31, 2026.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable net consist of:

	March 31,	December 31,
	2026	2025

Accounts receivable	$2,687,881	$3,285,850
Allowance for doubtful debt	(13,440)	(16,430)
	$2,674,441	$3,269,420

The overall accounts receivable balance as of March 31, 2026 decreased by $594,979, as compared to those of December 31, 2025. The decrease in accounts receivable is due to the decrease in sales revenue. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2026	2025

Raw materials	$56,109	$20,079
Finished goods	388,363	838,360
Less: impairment	—	(295,622)
Inventories, net	$444,472	$562,817

The Company recorded impairment charges for slow moving inventory in the amounts of nil for the three months ended March 31, 2026 and 2025.

NOTE 4 – PREPAYMENTS AND DEPOSITS, NET

Prepayments and deposits consisted of the following:

	March 31,	December 31,
	2026	2025
Prepayments and deposits	$4,214,805	$5,625,945
Provision for impairment	—	(1,685,900)
Prepayments and deposits, net	$4,214,805	$3,940,045

For the three months ended March 31, 2026 and 2025, the Company recognized provision of nil for the prepayments and deposits.

NOTE 5 –OTHER RECEIVABLES, NET

Other receivables consisted of the following:

	March 31,	December 31,
	2026	2025
Loan receivable(1)	$9,020,630	$14,355,283
Proceeds receivable from sale of subsidiary(2)	2,454,280	2,416,086
Other	234,859	559
Other receivables, net	$11,709,769	$16,771,928

(1)

During the year ended December 31, 2025, the Company entered into five borrowing arrangements with a third party for an aggregate principal amount of $14,383,955, bearing interest at 9% per annum. Certain borrowings were guaranteed by individuals or entities or secured by certain assets. As of March 31, 2026, the outstanding balance of these borrowings and the associated interests were $8,815,666 and $204,964, respectively.

To date, all of the above borrowings, including the related accrued interest, had been fully repaid.

(2)	The amount represents the receivable from the sale of SYCI, which is due in December, 2026 from Shandong Rongyuan Pharmaceutical Co., Ltd.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31,	December 31,
	2026	2025
At cost:
Mineral rights	$2,787,202	$2,743,826
Leasehold Improvements	13,806,026	13,053,292
Plant and machinery	126,813,783	125,170,996
Furniture, fixtures and office equipment	846,215	833,046
Motor vehicles	30,071	29,603
Construction in process	16,801	—
Total	144,300,098	141,830,763
Less: Accumulated depreciation and amortization	(83,904,706)	(79,598,798)
Less: Impairment	(292,416)	(287,865)
Net book value	$60,102,976	$61,944,100

The rollforward of property, plant and equipment, net were as follows:

	December 31, 2025	Remodel of Brine Well(a)	Remodel of Chlorine Gas Shed(b)	Depreciation (c)	Foreign currency translation	March 31, 2026
At cost:
Mineral rights	2,743,826	—	—	—	43,376	2,787,202
Leasehold Improvements	13,053,292	—	544,075	—	208,659	13,806,026
Plant and machinery	125,170,996	(334,596)	—	—	1,977,383	126,813,783
Furniture, fixtures and office equipment	833,046	—	—	—	13,169	846,215
Motor vehicles	29,603	—	—	—	468	30,071
Construction in progress	—	16,730	—	—	71	16,801
Total	141,830,763	(317,866)	544,075	—	2,243,126	144,300,098
Less: Accumulated depreciation and amortization	(79,598,798)	317,866	4,221	(3,356,786)	(1,271,209)	(83,904,706)
Impairment	(287,865)	—	—	—	(4,551)	(292,416)
Net book value	61,944,100	—	548,296	(3,356,786)	967,366	60,102,976

(a)

The Company was undergoing renovation and upgrade work on the brine well, which remained incomplete as of March 31, 2026. Accordingly, the brine well’s original cost and related accumulated depreciation were reclassified to construction in progress pending completion of the renovation and upgrade work.

(b)	In the first quarter of 2026, the Company completed the renovation and upgrade project for the chlorine gas shed, at a total cost of $548,296.

(c)	During the three months ended March 31, 2026, depreciation and amortization expense totaled $3,356,786 were recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

NOTE 7 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	March 31,	December 31,
	2026	2025
At cost:
Buildings	$61,488,091	$60,531,168
Total	61,488,091	60,531,168
Less: Accumulated depreciation and amortization	(20,433,786)	(19,390,837)
Net book value	$41,054,305	$41,140,331

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three months ended March 31, 2026, depreciation and amortization expense totaled $733,298, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 8 – OPERATING LEASE RIGHT–OF USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.93 square kilometers at March 31, 2026.

As of March 31, 2026, the total operating lease right-of-use assets was $5,621,918.

The total operating lease cost for the three-month period ended March 31, 2026 and 2025 was $222,161 and $217,801, respectively.

NOTE 9– BORROWINGS

The company entered into a loan agreement with Shandong Shouguang Industrial and Commercial Bank Co., Ltd. for a principal amount of $2,890,382, bearing interest at 6.375% per annum, with a maturity date of December 26, 2025. The borrowing was guaranteed by Yang Ming, Yu Wenxiang, and Shouguang Broadcasting and Television Group Col, Ltd. The borrowing was also secured by land and buildings owned by Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. The Company paid interest on a monthly basis, however, the principal balance became past due and remained unpaid as of March 31, 2026 due to disputes between the Company and the bank.

The Company entered into a loan agreement with Shandong Shouguang Rural Commercial Bank Co., Ltd. for a principal amount of $2,381,675, bearing interest at 6.35% per annum, with a maturity date of March 26, 2027. The borrowing was guaranteed by Yang Ming and Yu Wenxiang secured by the 15th and 16th floors of Meilin Building, located in Shouguang, Shandong China, which are owned by Shandong Shouguang Hongye Economic and Trade Co., Ltd. The Company pays interest monthly and the principal is due at maturity.

NOTE 10 –PAYABLE AND ACCRUED EXPENSES

Payables and accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$434,275	$146,148
Salary payable	166,867	155,257
Social security insurance contribution payable	243,874	240,079
Accrued expense for construction	54,991	526,298
Accrued expense-others (1)	1,271,018	814,585
Total	$2,171,025	$1,882,367

(1) Accrued expense-others mainly included accrued professional fees and accrued interest payable that is disputed by the Company in connection with its borrowing from Shouguang Industrial and Commercial Bank Co., Ltd.

NOTE 11– RELATED PARTY TRANSACTIONS

a)       Related parties

Name of related parties	Position
Ming Yang	Shareholder
XiaoBin Liu	Chief Executive Officer
Min Li	Chief Financial Officer
NaiHui Miao	Chief Operating Officer
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	March 31,	December 31,
	2026	2025
Amount due to related parties:
Ming Yang	$426,305	$419,671
XiaoBin Liu	887,214	887,214
Min Li	302,736	302,498
NaiHui Miao	287,448	287,448
Total	1,903,703	1,896,831

c)

	March 31,	December 31,
	2026	2025
Amount due from related parties:
Chengdu Dianjinshi Culture media Co., LTD	$15,897	$22,763
Total	$15,897	$22,763

NOTE 12– TAXES PAYABLE

	March 31,	December 31,
	2026	2025
Value added tax and other taxes payable	$456,137	$365,499
Total	$456,137	$365,499

Of the remaining balance as of March 31, 2026, $263,269 was overdue, as notified by the Tax Bureau in a Tax Matters Notice. The overdue amount was attributable to certain value-added tax invoices issued by the Company's upstream suppliers during 2018 and 2019 that were subsequently identified as abnormal deductions in the tax authorities' system.

NOTE 13 – LEASE LIABILITIES - FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	March 31,	December 31,
	2026	2025
Total finance lease liability	$5,551,535	$5,404,546
Less: Current portion	(251,900)	(228,918)
Finance lease liability, net of current portion	$5,299,635	$5,175,628

The financing lease includes one contract with a lease term from January 1, 2011 to December 31, 2030, and five contracts with the lease term from June 29, 2024 to June 28, 2044. All contracts have a non-cancellable lease period of 20 years, and the company has the right to preferentially renew the lease contract under the same conditions upon the contract expires. However, the Company will decide whether to renew the lease based on the market operation situation upon the expiration.

The components of operating lease liabilities are as follows:

	March 31,	December 31,
	2026	2025
Total Operating lease liabilities	$6,977,775	$7,014,947
Less: Current portion	(382,599)	(523,847)
Operating lease liabilities, net of current portion	$6,595,176	$6,491,100

The components of lease cost were as follows:

	Three-Month Period Ended March 31,
	2026	2025
Finance lease cost:
- Amortization of right-of-use assets	$733,298	$—
- Interest on lease liabilities	61,290	21,722
Operating lease cost	222,161	217,801
Total lease cost	$1,016,749	$239,523

Maturities of lease liabilities were as follows:

	Finance Lease	Operating Lease
the next 12 months	$271,262	$649,624
the next 13 to 24 months	5,140,316	854,603
the next 25 to 36 months	271,262	861,118
the next 37 to 48 months	271,262	867,681
the next 49 to 60 months	271,262	874,664
thereafter	—	7,600,870
Total	6,225,364	11,708,560
Less: Amount representing interest	(673,829)	(4,730,785)
Present value of net minimum lease payments	$5,551,535	$6,977,775

A summary of supplemental information related to leases is listed as follows:

	Three-Month Period Ended March 31,
	2026	2025
Weighted average remaining lease term:
Finance leases	15.4 years	5.8 years
Operating leases	19.7 years	19.6 years
Weighted average discount rate:
Finance leases	4.53%	6.70%
Operating lease	4.90%	4.90%

Supplemental cash flow information related to leases were as follows:

	Three-Month Period Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities :
-Operating cash flows from operating leases	$232,677	$225,321
-Financing cash flows from finance leases	$—	$—

Non-cash information on lease liabilities arising from obtaining right-of-use assets:
-Finance leases	$—	$—
-Operating leases	$—	$—

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 14 ––EQUITY

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

The Company granted an aggregate of 295,000 (post reverse share split 29,500 shares) restricted shares of common stock in January 25, 2025 to a consultant, the Company's directors, officers, and an employee as compensation for services rendered in the year ended December 31, 2024. The restricted shares award was granted under the 2019 Omnibus Equity Incentive Plan (See Note 16) and vested immediately. The fair value of the award on the date of grant was $194,700 (post reverse share split 19,470 shares) which was expensed in full during the year ended December 31, 2024.

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

Statutory Reserve

The Company’s PRC subsidiaries are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Reserve until the balance reaches 50% of the registered share capital. This reserve can be used to make up any loss incurred or to increase share capital. Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As of March 31, 2026, the Company’s statutory provident fund stood at $26.67 million.

Stock Issued For The Private Equity Financing

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

On February 10, 2026, the company issued 69,000 shares of its common stock to one individual investor at an agreed price of $3.57 per share for aggregate proceeds of $246,330, pursuant to the private placement agreement dated on January 26, 2026.

On March 24, 2026, the company issued 75,000 shares of its common stock to one individual investor at an agreed price of $3.57 per share for aggregate proceeds of $267,750, pursuant to the private placement agreement dated on March 5, 2026.

NOTE 15 – TREASURY STOCK

As of March 31, 2026 and December 31, 2025, the number of treasury stock of the Company was 28,583 and 28,583, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2025 Omnibus Equity Incentive Plan adopted and approved in 2025 (“2025 Plan”), awards under the 2025 Plan are limited in the aggregate to 2,000,000 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2019 Omnibus Equity Incentive Plan,, as amended (the “2019 Plan”). Upon adoption and approval of the 2025 Plan, the 2019 Plan was frozen, no new awards will be granted under the 2019 Plan, and outstanding awards under the 2019 Plan will continue to be governed by the terms and condition of the 2019 Plan and applicable award agreement. As of March 31, 2026, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2025 Plan is 14,000 shares.

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

For the three months ended March 31, 2026 and 2025, total compensation costs for options issued recorded in the consolidated statement of comprehensive income (loss) were nil. There were no related tax benefits as a full valuation allowance was recorded in the three months ended March 31, 2026 and 2025.

The following table summarizes all Company stock option transactions between January 1, 2026 and March 31, 2026.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Share
Balance, January 1, 2026	—	$—	—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	$—	$—
Balance, March 31, 2026	—	$—	—

Stock Options and Warrants Outstanding and Exercisable
	Outstanding at March 31, 2026	Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding as at March 31, 2026 are fully vested. As of March 31, 2026 there was no unrecognized compensation cost related to outstanding stock options.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2026, was nil .

During the three months ended March 31, 2026 and 2025, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – ACCRUED LIABILITIES

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

The court engaged a third-party valuer for evaluation of the land at Xiangjiang road, Yangkou town, Shouguang city and its attached properties. The valuation report returned a fair value of $4,580,892. The Company recognized an impairment loss of $29,782,912 accordingly.

The court imposed a forced auction of the land and its attached properties in July, 2025 however the auction was failed. A second auction was held on August 15, 2025. The land and its attached properties were sold at $2,556,733. As the selling price was lower than the fair value, the Company recognized a loss on disposal of long-lived assets of $2,008,853.

As of March 31, 2026, as SCHC were liable for a sum of principal and interests of $507,587, net of auction proceeds, the Company recognized accrued liabilities of $507,587 accordingly.

NOTE 18 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a)	United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month period ended March 31, 2026 and 2025, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three-month period ended March 31, 2026 and 2025.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income tax has been made as it has no taxable income for the three-month period ended March 31, 2026 and 2025. The applicable statutory tax rates for the three-month period ended March 31, 2026 and 2025 are 16.5%. There is no dividend withholding tax in Hong Kong.

(d)	PRC

Enterprise income tax (“EIT”) for the subsidiaries in the PRC is charged at 25% of the assessable profits.

SCHC, SYCI, DCHC, and SHSI are a wholly foreign-owned enterprises (“FIE”) incorporated in the PRC. They are subject to the PRC Local Income Tax Law. The PRC tax losses may be carried forward to be utilized against future taxable profit for ten years for High-tech enterprises and small and medium-sized enterprises of science and technology and for five years for other companies. Tax losses of the operating subsidiaries of the Company may be carried forward for five years.

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

The components of the income tax benefit from continuing operations are:

Three-Month Period Ended March 31,
	2026	2025
Current taxes – PRC	$—	$—
Deferred tax – PRC entities	—	—
Total Income tax (expenses) benefits	$—	$—

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	$1,799,263	$1,771,262
Allowance	3,360	78,013
Impairment of long-lived assets	73,104	71,966
PRC tax losses	7,666,930	7,485,619
Accrued liabilities	126,897	124,922
US federal net operating loss	1,943,119	1,965,991
Total deferred tax assets	11,612,673	11,497,773
Valuation allowance	(11,612,673)	(11,497,773)
Net deferred tax asset	$—	$—

Deferred tax assets consist of future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences. As of March 31, 2026 and 2025, valuation allowances were mainly provided against deferred tax assets caused by exploration costs and net operating loss where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized due to their continuous losses.

The increase in valuation allowance for the three-month period ended March 31, 2026 is $114,900.

The increase in valuation allowance for the three-month period ended March 31, 2025 is $1,083,817.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of March 31, 2026 and December 31, 2025 and no amounts accrued for penalties and interest for the three months ended March 31, 2026 and 2025.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 19 – BUSINESS SEGMENTS

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

As of March 31, 2026 and March 31, 2025, the detailed income statements of each of our divisions are presented below:

Three-Month
Period Ended		Crude	Chemical		Segment
March 31, 2026	Bromine*	Salt*	Products	Natural Gas	Total	Corporate	Total
Net revenue (external customers)	$2,249,950	$118,676	$—	$—	$2,368,626	$—	$2,368,626
Loss from operations before income tax benefit	(3,067,778)	(727,679)	—	(31,809)	(3,827,266)	(229,331)	(4,056,597)
Income tax benefit (expense)	—	—	—	—	—	—	—
Loss from operations after income tax (expense) benefit	(3,067,778)	(727,679)	—	(31,809)	(3,827,266)	(229,331)	(4,056,597)
Total assets	82,009,150	49,970,378	—	520,295	132,499,823	286,155	132,785,978
Depreciation and amortization	3,297,472	769,793	—	26,164	4,093,429	—	4,093,429
Capital expenditures	548,296	—	—	—	548,296	—	548,296

Three-Month Period Ended March 31, 2025	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,481,869	$122,578	$—	$—	$1,604,447	$—	$1,604,447
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income expense	(3,370,836)	(554,062)	(358,629)	(44,844)	(4,328,371)	(281,836)	(4,610,207)
Income tax (expense) benefit	—	—	—	—	—	—	—
Loss from operations after income taxes (expense) benefit	(3,370,836)	(554,062)	(358,629)	(44,844)	(4,328,371)	(281,836)	(4,610,207)
Total assets	79,995,961	46,300,814	38,410,493	929,031	165,636,299	93,640	165,729,939
Depreciation and amortization	3,258,222	644,677	67,663	32,962	4,003,524	—	4,003,524
Capital expenditures	—	—	—	—	—	—	—

*  Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segments.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 19 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2026	2025
Total segment operating loss	$(3,827,266)	$(4,328,371)
Corporate costs	(229,331)	(281,836)
Unrealized gain (loss) on translation of intercompany balance	—	—
Loss from operations	(4,056,597)	(4,610,207)
Interest income	253,660	2,429
Interest expense	(123,444)	(21,722)
Loss before taxes	$(3,926,381)	$(4,629,500)

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2026.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Shouguang Shenruifa Marine Chemical Company Limited	$393	$—	$—	$393	16.6%
2	Shandong Brother Technology Limited	261	50	—	311	13.1%
3	Shandong Morui Chemical Company Limited	264	43	—	307	13.0%
4	Shouguang Weidong Chemical Company Limited	263	26	—	289	12.2%
5	Shandong Xuruixin Materials Company Limited	$263	$—	$—	$263	11.1%

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2025.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$196	$58	$—	$254	15.8%
2	Shandong Brother Technology Limited	193	36	—	229	14.3%
3	Shouguang Weidong Chemical Company Limited	197	28	—	225	14.0%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$195	$—	$—	$195	12.1%

NOTE 20– CUSTOMER CONCENTRATION

During the three-month period ended March 31, 2026, the Company sold 66% of its products to its top five customers. As of March 31, 2026, amounts due from these customers were $1,774,034.

During the three-month period ended March 31, 2025, the Company sold 62.4% of its products to its top five customers. As of March 31, 2025, amounts due from these customers were $1,462,756.

NOTE 21– MAJOR SUPPLIERS

During the three-month period ended March 31, 2026 the Company purchased 100% of its raw materials from its top three suppliers. As of March 31, 2026, amounts due to those suppliers were $434,275.

During the three-month period ended March 31, 2025, the Company purchased 100% of its raw materials from its top three suppliers.  As of March 31, 2025, amounts due to those suppliers were $390,250.

NOTE 22 –LOSS CONTINGENCIES

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of March 31, 2026.

NOTE 23 - SUBSEQUENT EVENT

On June 25, 2026, Company received a written notice from Nasdaq (the “Extension Letter”) stating that it had accepted the Company’s plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”). Nasdaq granted the Company a plan period to regain compliance with the Rule. (I) As previously reported in the current report on Forms 8- K (the “Previous Announcements”) filed on April 27, 2026 and May 29, 2026 with the Securities Exchange Commission by the Company, the Company announced that it received delinquency notifications from Nasdaq on April 23, 2026 and May 26, 2026 (the “Deficiency Letters”), due to the Company’s non-compliance with the Rule as a result of the Company’s failure to timely file its annual report on Form 10-K for the period ended December 31, 2025 (the “2025 Form 10-K”) and its quarterly report on Form 10-Q for the period ended March 31, 2026 (the “2026 Q1 Form 10-Q” and together with the “2025 Form 10- K”, the “Delinquent Reports”), respectively. (II) The Company submitted a plan to the Nasdaq Listing Qualification (the “Staff”) to regain compliance (the “Compliance Plan”) with the Nasdaq Requirements on June 17, 2026. Under the Extension Letter, the Company is required to file its delinquent 2025 Form 10-K and 2026 Q1 Form 10-Q by the applicable extended deadline to evidence compliance with the relevant Nasdaq requirements.The Extension Letter further provides that if the Company fails to evidence compliance upon filing the Delinquent Reports, Staff will notify the Company that its securities will be subject to delisting. (III)The previously received Deficiency Letters and the Extension Letter have no immediate effect on the listing or trading of the Company’s common stock on Nasdaq, subject to the Company’s continued compliance with the other applicable listing requirements. (IV)The Company subsequently filed the 2025 Form 10-K on August 17, 2026 with the Securities and Exchange Commission.

On April 8,2026, the company issued 70,000 shares of its common stock to one individual investor at an agreed price of $3.94 per share for aggregate proceeds of $275,800, pursuant to the private placement agreement dated on March 19, 2026.

On April 14,2026, the company issued 60,000 shares of its common stock to one individual investor at an agreed price of $4.1 per share for aggregate proceeds of $246,000, pursuant to the private placement agreement dated on March 28, 2026.

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

Through our wholly-owned subsidiary, SCHC, we produce and trade bromine, and through our wholly-owned subsidiary, SHSI, we produce and trade crude salt. We are one of the largest producers of bromine in China, as measured by production output. Elemental bromine is used to manufacture a wide variety of bromine compounds used in industry and agriculture. Bromine also is used to form intermediary chemical compounds such as Tetramethylbenzidine. Bromine is commonly used in brominated flame retardants, fumigants, water purification compounds, dyes, medicines and disinfectants. Crude salt is the principal material in alkali production as well as chlorine alkali production and is widely used in the chemical, food and beverage, and other industries.

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

Bromine and Crude Salt

As disclosed in the Company’s Current Report on Form 8-K filed on September 8, 2017, the Company received, on September 1, 2017, letters from the Yangkou County, Shouguang City government addressed to each of its subsidiaries, SCHC and SYCI, which stated that in an effort to improve the safety and environmental protection management level of chemical enterprises, the plants are requested to immediately stop production and perform rectification and improvements in accordance with the country’s new safety and environmental protection requirements. In the Company’s press release of August 11, 2017 and on its conference call of August 14, 2017, the Company addressed concerns that increased government enforcement of stringent environmental rules that were adopted in early 2017 to ensure corporations bring their facilities up to necessary standards so that pollution and other negative environmental issues are limited and remediated, could have an impact on our business in both the short and long-term. The Company also expressed that although it believed its facilities were fully compliant at the time, the Company did not know how its facilities would fare under the new rules. Teams of inspectors from the government were sent to many provinces to inspect all mining and manufacturing facilities. The local government requested that facilities be closed, so that the facilities could undergo the inspection and analysis in the most efficient manner by inspectors’ team. As a result, our facilities were closed on September 1, 2017.

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

Nasdaq Compliance

The Company received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) on April 18, 2024 notifying the Company that due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, with the SEC, the Company is not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires the timely filing of all required periodic reports with the SEC, and the Company subsequently received a notice (the “May Notice”) from Nasdaq on May 21, 2024 due to the Company’s non-compliance with the Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024. The May Notice states that the Company has until June 17, 2024 to submit to Nasdaq a plan to regain compliance with the Rule.

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

On November 12, 2025, the Company issued a press release providing certain updates on its hearing scheduling process with the Nasdaq Hearings Panel. The hearing did not take place because the Company subsequently regained compliance with the applicable Nasdaq listing requirement.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisition of SCHC, our historical financial statements and the information presented below reflects the accounts of SCHC, SHSI ,SYCI and DCHC. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

On December 22, 2025 SYCI was sold.

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders' equity for the three-month period ended March 31, 2026 and 2025.

Comparison of the Three-Month Periods Ended March 31, 2026 and 2025

	Three-Month Period Ended March 31, 2026	Three-Month Period Ended March 31, 2025	Percent Change Increase/ (Decrease)
Net revenue	$2,368,626	$1,604,447	48%
Cost of revenue	$(2,353,412)	$(1,594,270)	48%
Gross profit	$15,214	$10,177	49%
Sales and marketing expenses	$(5,448)	$(5,053)	8%
Direct labor and factory overheads incurred during plant shutdown	$(2,743,262)	(3,225,808)	(15%)
General and administrative expenses	$(1,323,101)	$(1,389,523)	(5%)
Loss from operations	$(4,056,597)	$(4,610,207)	(12%)
Interest income	$253,660	$2,429	10343%
Interest expense	$(123,444)	$(21,722)	468%
Loss before income taxes	$(3,926,381)	$(4,629,500)	(15%)
Income tax expense	$—	$—	—
Net loss	$(3,926,381)	$(4,629,500)	(15%)

Net Loss for the three-month period ended March 31, 2026 decreased to $3,926,381 from $4,629,500 in the same period in 2025, mainly due to the net revenue increased to $2,368,626 for the three-month period ended March 31, 2026 as compared to $1,604,447 in the same period in 2025.

Net revenue. The table below shows the changes in net revenue in the respective segments of the Company for the three-month period ended March 31, 2026 as compared to the same period in 2025:

	Net Revenue by Segment
					Percent Change
	Three-Month Period Ended		Three-Month Period Ended		Increase
	March 31, 2026		March 31, 2025		of Net Revenue
Segment		% of total		% of total
Bromine	$2,249,950	95%	$1,481,869	92%	52%
Crude Salt	118,676	5%	122,578	8%	(3%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total sales	$2,368,626	100%	$1,604,447	100%	48%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change
product sold in tonnes	March 31, 2026	March 31, 2025	Increase (Decrease)
Bromine	455	402	13%
Crude Salt	4,659	4,733	(2%)

Bromine segment

For the three-month periods ended March 31, 2026 and 2025, the net revenue for the bromine segment was $2,249,950 and $1,481,869, respectively. The increase of the net revenue of bromine was due to the 13% increase in tonnes sold and the 34% increase in average selling price of bromine.

Crude salt segment

For the three-month periods ended March 31, 2026 and 2025, the net revenue for the crude salt was $118,676 and $122,578, respectively. The decrease of net revenue of crude salt was mainly due to the 2% decrease in tonnes sold and the 2% decrease in average selling price of crude salt for the three-month period ended March 31, 2026.

Chemical products segment

For the three-month periods ended March 31, 2026 and 2025, the net revenue for the chemical products segment was nil due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month periods ended March 31, 2026 and 2025, the net revenue was nil.

Cost of Revenue

	Cost of Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2026		March 31, 2025		Revenue
Segment		% of total		% of total
Bromine	$2,283,326	97%	$1,533,128	96%	49%
Crude Salt	70,086	3%	61,142	4%	15%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$2,353,412	100%	$1,594,270	100%	48%

Cost of revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plants and machinery and other manufacturing costs. Our cost of revenue was $2,353,412 for the three-month period ended March 31, 2026, an increase of $759,142 (or 48%) as compared to the same period in 2025 due to the increase of net revenue by 48% for the three-month period ended March 31, 2026 as compared to the same period in 2025.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production	Utilization
	Capacity (in tonnes)	Ratio (i)
Three-month period ended March 31, 2025	31,506	11%
Three-month period ended March 31, 2026	31,506	16%
Variance of the three-month periods ended March 31, 2026 and 2025	—	5%

(i)  Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the three-month period ended March 31, 2026 and 2025 the cost of revenue for the bromine segment was $2,283,326 and $1,533,128, respectively.

The increase in costs is mainly due to the increase in sales volume.

Crude salt segment

For the three-month period ended March 31, 2026 and 2025 the cost of revenue for the crude salt segment was $70,086 and $61,142, respectively.

The increase in costs is mainly due to the rise in amortization of the salt pans.

Chemical products segment

Cost of revenue for our chemical products segment for the three-month period ended March 31, 2026 and 2025 was nil.

Natural gas segment

Cost of revenue for our natural gas segment for the three-month period ended March 31, 2026 and 2025 was nil.

Gross Profit (Loss). Gross profit was $15,214, or 0.6% of net revenue for three-month period ended March 31, 2026, representing an increase of $5,037, as compared to a gross profit of $10,177, or 0.6% of net revenue for the same period in 2025.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	March 31, 2026		March 31, 2025		Profit (Loss) Margin
Segment		Gross Profit (Loss) Margin		Gross Profit (Loss) Margin
Bromine	$(33,376)	(1.5%)	$(51,259)	(3.5%)	(2%)
Crude Salt	$48,590	41.0%	$61,436	50%	(9%)
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	$—	—	—
Total Gross Profit (Loss)	$15,214	0.6%	$10,177	0.6%	0%

Bromine segment

For the three-month period ended March 31, 2026, the gross loss margin for our bromine segment was 1.5%, compared to 3.5% in the three-month period ended March 31, 2025. The decrease in gross loss margin was primarily attributable to the higher average selling price of bromine of $4,948 per ton in the three-month period ended March 31, 2026 compared to $3,684 per ton in the three-month period ended March 31, 2025. Bromine tonnes sales also increased from 402 tonnes for the three-month period ended March 31, 2025 to 455 tonnes for the three-month period ended March 31, 2026.

Crude salt segment

For the three-month period ended March 31, 2026, the gross profit margin for our crude salt segment was 41%, compared to 50% in the same period in 2025, representing a 9% decrease.

Chemical products segment

For the three-month period ended March 31, 2026 and 2025, the gross profit margin for our chemical products segment was 0%.

Natural gas segment

For the three-month period ended March 31, 2026 and 2025, the gross profit margin for our natural gas segment was 0%.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $2,743,262 and $3,225,808 incurred for the three-month periods ended March 31, 2026 and 2025, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses General and administrative expenses were $1,323,101 for the three-month period ended March 31, 2026, a decrease of $66,422 (or 5%) as compared to $1,389,523 for the same period in 2025.

Loss from Operations Loss from operations was $4,056,597 the three-month period ended March 31, 2026, compared to loss from operations of $4,610,207 in the same period in 2025.

	Loss from Operations by Segment
	Three-Month Period Ended March 31, 2026		Three-Month Period Ended March 31, 2025
Segment:		% of total		% of total
Bromine	$(3,067,778)	80.2%	$(3,370,836)	77.9%
Crude Salt	(727,679)	19.0%	(554,062)	12.8%
Chemical Products	—	—	(358,629)	8.3%
Natural Gas	(31,809)	0.8%	(44,844)	1%
Loss from operations before corporate costs	(3,827,266)	100%	(4,328,371)	100%
Corporate cost	(229,331)		(281,836)
Loss from operations	$(4,056,597)		$(4,610,207)

Bromine segment

Loss from operations from our bromine segment was $3,067,778 for the three-month period ended March 31, 2026, compared to loss from operations of $3,370,836 in the same period in 2025. This decrease was due to the 13% increase in tonnes sold and a 34% increase in average selling price.

Crude salt segment

Loss from operations from our crude salt segment was $727,679 for the three-month period ended March 31, 2026, compared to loss from operations of $554,062 in the same period in 2025. The main reason was due to the rise in amortization of the salt pans.

Chemical products segment

Loss from operations from our chemical products segment was $0 for the three-month period ended March 31, 2026, compared to loss from operations of $358,629 in the same period in 2025. The reason for the reduction was due to the sale of SYCI completed by December, 2025.

Natural gas segment

Loss from operations from our natural gas segment was $31,809 for the three-month period ended March 31, 2026, compared to loss from operations of $44,844 in the same period in 2025.

Interest income

Interest income of $253,660 represented interest income from bank and loans made to third parties for the three-month period ended March 31, 2026, an increase of $251,231 as compared to the same period in 2025.

Interest Expenses

Interest expense of $123,444 represented bank interest expense for the three-month period ended March 31, 2026, an increase of $101,722 as compared to the same period in 2025.

Net Loss

Net loss was $3,926,381 for the three-month period ended March 31, 2026, compared to a net loss of $4,629,500 in the same period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, cash and cash equivalents were $6,537,505 as compared to $3,793 as of December 31, 2025. The components of this increase of $6,533,712 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2026	2025
Net cash provided by/(used in) operating activities	$1,090,974	$(1,580,128)
Net cash provided by investing activities	$5,029,397	$—
Net cash provided by/(used in) financing activities	$287,367	$—
Effects of exchange rate changes on cash and cash equivalents	$125,974	$28,011
Net increase(decrease) in cash and cash equivalents	$6,533,712	$(1,552,117)

For the three-month period ended March 31, 2026, we met our working capital and capital investment requirements by using cash on hand.

Net Cash provided by (used in) Operating Activities

During the three-month period ended March 31, 2026, cash flow provided by operating activities of approximately $1.09 million was mainly due to a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $3.36 million, amortization of finance lease right-of-use asset of $0.73 million, an increase in accounts receivable of $0.65 million, offset by a net loss of $3.93 million.

During the three-month period ended March 31, 2025, cash flow used in operating activities of approximately $1.58 million was mainly due to a net loss of $4.62 million, a decrease in accounts receivable of $1.5 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $4 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
		% of total		% of total
Aged 1-30 days	$2,674,441	100%	$1,409,269	43%
Aged 31-60 days	—	—	1,860,151	57%
Aged 61-90 days	—	—	—	—
Aged 91-120 days	—	—	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$2,674,441	100%	$3,269,420	100%

The overall accounts receivable balance as of March 31, 2026 decreased by $594,979, as compared to those of December 31, 2025. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

Inventory

Our inventory consists of the following:

	March 31, 2026		December 31, 2025
		% of total		% of total
Raw materials	$56,109	13%	$20,079	4%
Finished goods	388,363	87%	542,738	96%
Total	$444,472	100%	$562,817	100%

The net inventory level as of March 31, 2026 decreased by $118,345, as compared to the net inventory level as of December 31, 2025.

Raw materials increased by $36,030 as of March 31, 2026 as compared to December 31, 2025.

Our finished goods decreased by $136,375 as of March 31, 2026 as compared to December 31, 2025.

Net Cash Provided By Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $5.03 million, attributable to repayments received on loans to third parties of $5.55 million, offset by purchases of fixed assets of $0.52 million.

We did not have investing activities for the three-month periods ended March 31, 2025.

Net Cash Provided By / (Used In) Financing Activities

For the three-month period ended March 31, 2026, net cash provided by financing activities was $0.29 million, primarily due to proceeds from the issuance of units pursuant to a private placement. We did not have financing activities for the three-month periods ended March 31, 2025.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they become due in the next twelve (12) months.

We had available cash of approximately $6,537,505 at March 31, 2026, all of which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments as at March 31, 2026 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements.

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, inventories and allowance for obsolescence, assets retirement obligation, property, plant and equipment, recoverability of long-lived assets, mineral rights, leases, revenue recognition, income taxes, and loss contingencies. These policies and estimates are described in the Company’s Form 10-Q for the three months ended March 31, 2026.

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

For more details and information related to the Written Decisions, please see “Note 22 – Loss Contingencies, Notes to Condensed Consolidated Financial Statement” contained in this quarterly report.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully review our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Readers should carefully review risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

On November 4, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we had not regained compliance with Nasdaq Listing Rule 5550(a)(2) (“Minimum Bid Price Requirement”) by the November 3, 2025 deadline. As a result, our securities would be scheduled for trading suspension. On November 7, 2025, we promptly appealed the Staff’s determination to the Nasdaq Hearings Panel (the “Panel”) a hearing before the Panel has been scheduled on December 9, 2025.

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

The Overseas Listing Trial Measures also provides that if the issuer meets both the following criteria, the overseas securities offering and listing conducted by such issuer will be deemed as indirect overseas offering by PRC domestic companies: (1) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its unaudited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (2) the issuer’s main business activities are conducted in China, or its main place(s) of business are located in China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in China. Where an issuer submits an application for initial public offering to competent overseas regulators, such issuer must file with the CSRC within three business days after such application is submitted. In addition, the Overseas Listing Trial Measures provide that the direct or indirect overseas listings of the assets of domestic companies through one or more acquisitions, share swaps, transfers or other transaction arrangements shall be subject to filing procedures in accordance with the Overseas Listing Trial Measures. The Overseas Listing Trial Measures also requires subsequent reports to be filed with the CSRC on material events, such as change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.

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

As of the date of this report, we and our PRC subsidiaries have obtain the requisite licenses and permits from the PRC government authorities that are material for the business operations of our PRC subsidiaries. In addition, as of the date of this report, we and our PRC subsidiaries are not required to obtain approval or permission from the CSRC or the CAC or any other entity that is required to approve our PRC subsidiaries’ operations or required for us to offer securities to foreign investors under any currently effective PRC laws, regulations, and regulatory rules. If it is determined that we are subject to filing requirements imposed by the CSRC under the Overseas Listing Regulations or approvals from other PRC regulatory authorities or other procedures, including the cybersecurity review under the revised Cybersecurity Review Measures, for our future offshore offerings, it would be uncertain whether we can or how long it will take us to complete such procedures or obtain such approval and any such approval could be rescinded. Any failure to obtain or delay in completing such procedures or obtaining such approval for our offshore offerings, or a rescission of any such approval if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to file with the CSRC or failure to seek approval from other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our common stock.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

GULF RESOURCES, INC.

Dated: August 28, 2026	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer
(principal executive officer)

Dated: August 28, 2026	By:	/s/ Min Li
Min Li
Chief Financial Officer
(principal financial and accounting officer)