Form 10-K/A
period 2025-12-31
GULF RESOURCES, INC.
filed 2026-09-29
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

As of September 28, 2026, the Registrant had outstanding 1,813,531 shares of common stock, excluding 28,583 shares of common stock of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No.1 (the “Amendment”) amends the Annual Report on From 10-K of Gulf Resources, Inc. (the “Company “) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on August 17, 2026 (the “Original Filing”).

This Amendment is being filed in response to comment letter dated September 17, 2026 (the “SEC Comment Letter”) received from the staff of the SEC to correct the disclosures in Item 1. Business and Item 9A. Controls and Procedures in the Original Filing. No other information in the Original Filing was incorrectly presented, and this Amendment should be read in conjunction with the Original Filing.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

Other than as expressly described above, no changes have been made to the Original Filing. This Amendment does not reflect events occurring after the Original Filing.

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

4

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

Recent Regulatory Developments in China

We face various legal and operational risks and uncertainties associated with having all of our operations in China and the complex and evolving PRC laws and regulations. The Chinese government has significant authority in regulating our operations and may intervene or influence our operations at any time, which could result in a material adverse change in our operations and the value of our securities. The PRC government has recently indicated its intent to exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. For example, anti-monopoly regulators in China have promulgated new anti- monopoly and competition laws and regulations and strengthened the enforcement under these laws and regulations. There remain uncertainties as to how the laws, regulations and guidelines recently promulgated will be implemented and whether these laws, regulations and guidelines will have a material impact on our business, financial condition, results of operations and prospects. If any non-compliance is identified by relevant authorities, we may be subject to fines and other penalties. See “Item 1A. Risk Factors— Risks Related to Doing Business in China—Because all of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.”, “—if the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.” and “—If the Chinese government were to impose new requirements for approval from the PRC Authorities to issue our common stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.”

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

As of the date of this annual report, we and our PRC subsidiaries have obtained all requisite licenses and permits from the PRC government authorities needed for the business operations of our PRC subsidiaries in China, and no permission or approval has been denied.Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we may be required to obtain additional licenses, permits, filings or approvals for the functions and services of our platform in the future.

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

The Company is awaiting governmental approval for Factories No. 2 and No. 10. To our knowledge, the government is finalizing plans for all mining areas, including flood prevention measures. As a result, we may be required to make certain modifications to our existing wells and aqueducts prior to commencement of operations of these factories in order to satisfy the local government’s requirements. The Company completed its flood prevention project in December 2023. This project was implemented for safeguarding its bromine facilities.

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

We cannot assure you that we will be able to maintain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

●	we may be unable to raise equity capital on acceptable terms or at all;
●	we may lose the confidence of our customers, which would jeopardize our ability to continue our business as currently conducted;
●	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
●	holders may be unable to sell or purchase our securities when they wish to do so;
●	we may become subject to stockholder litigation;
●	we may lose the interest of institutional investors in our common stock;
●	we may lose media and analyst coverage;
●	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
●	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

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

Information technology systems are important to our business and operations. We are subject to attempts to compromise our security and information systems, including denial of service attacks, viruses, malicious software or ransomware, and exploitations of system flaws or weaknesses. Error or malfeasance or other irregularities may also result in the failure of our or our third-party service providers’ cybersecurity measures and may give rise to a cybersecurity incident. The techniques used to conduct security breaches and cyber-attacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until launched against us or our third-party service providers. We or our third-party service providers may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. The primary risks that could directly result from the occurrence of security breaches and cyber-attacks include operational interruption, financial losses, personal information leakage and non- compliance. The occurrence of such incidents could negatively impact our business operations and our relationships with customers and employees, and damage our reputation. If we or our third-party service providers are unable to avert security breaches and cyber- attacks, we could incur significantly higher costs, including remediation costs to repair damage caused by the breach, costs to deploy additional personnel and network protection technologies, train employees and engage third-party experts and consultants, as well as litigation costs resulting from the incident. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

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

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect as of June 1, 2015. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency- denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange-related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to use Renminbi converted from the net proceeds of this offering to fund our PRC operating subsidiary, to invest in or acquire any other PRC companies through our PRC Subsidiary, which may adversely affect our business, financial condition and results of operations.

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

Item 2. Properties.

FIGURE 2.1 - REGIONAL MAP OF MINING PROPERTIES

FIGURE 2.2 – DETAILED MAP OF MINING PROPERTIES

Guang
Ding Thorpe
Dong
Rao
Ding
High way
Country
Yangkou Port
Bohai Bay
Yangkou
No.1
No.10
No.7
No.9
No.2
Renjiazhuangzi
Zhengjia zhuangzi
No.6
No.8
Dajiawa
Yingli
Taitou
Yangzi
Hou Township
Han ing District
Shouguang City

Cangzhou City
Dongying City
Shouguang City
Yantai City
Jinan City
Weifang City
Shan Dong Province
Qingdao City
Heze City
Linyi City

K
e
y

Highway
National Rd.
Provincial Rd.
Railway
Water System
Province Boundary
Mining Property Boundary
0
5
10km

Date : December 31. 2025

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

Bromine Property	Facility Acquisition Date	Acres	Annual Production Capacity # (in tons)	2025 Utilization Ratio	2024 Utilization Ratio
Factory No. 1	—	6,442	6,681	25%	11%
Factory No. 2	April 7, 2007	1,846	4,844	—	—
Factory No. 7* (originally named as No. 5 and No. 7)	October 25, 2007/ January 7, 2009	3,776	6,986	25%	11%
Factory No. 8	September 7, 2009	2,723	4,016	25%	4%
Factory No. 9	June 7, 2010	759	2,793	31%	16%
Factory No.4 (originally named as Subdivision of Factory No. 1)	January 1, 2011	1	3,186	24%	3%
Factory No. 10	December 22, 2011	1,700	3,000	—	—

*	Bromine production for Factory No. 5 and Factory No. 7 were combined in early 2010 as both factories are located adjacent to each other, and renamed Factory No. 5 (which was previously considered part of Factory No. 7) as Factory No. 7 on May 2019.

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

Shouguang People’s Court on March 17, 2025, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) owes Shouguang Chengyu Trading Co., Ltd. a sum of RMB 226,825.44 for goods. Moreover, it is required that Shouguang Haoyuan Chemical Co., Ltd. pay RMB 50,000 to Shouguang Chengyu Trading Co., Ltd. every month before 15th starting from April 2025, until the debt is fully repaid.

According to the Enforcement Ruling issued by the Intermediate People’s Court of Weifang, Shandong Province on December 31, 2025, the enforcement of the Arbitration Mediation Document issued by the Linyi Arbitration Commission in case No. (2003) temporary arbitration judgment No. 1358 is terminated. The court found that, during enforcement, it had already carried out inquiries into, freezes of, deductions from, and judicial auction of the respondents’ assets, and that no additional property available for enforcement had been found. The applicant may apply for reinstatement of enforcement once enforceable conditions arise.

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

The Company is awaiting governmental approval for Factories No. 2 and No. 10. To our knowledge, the government is finalizing plans for all mining areas, including flood prevention measures. As a result, we may be required to make certain modifications to our existing wells and aqueducts prior to commencement of operations of these factories in order to satisfy the local government’s requirements. The Company completed its flood prevention project in December 2023. This project was implemented for safeguarding its bromine facilities.

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

Cost of Revenue

	Cost of Revenue by Segment				% Change
	Year Ended December 31, 2025		Year Ended December 31, 2024		of Cost of Revenue
Segment		% of total		% of total
Bromine	$22,221,144	96%	13,750,051	$93%	62%
Crude Salt	1,036,827	4%	996,396	7%	4%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	294	—	—
Total	$23,257,971	100%	$14,746,741	100%	58%

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

Our most critical estimates include:

●	allowance for doubtful accounts;
●	the valuation of inventory, which impacts gross margins;
●	impairment of long-lived assets;
●	the valuation and recognition of share-based compensation, which impacts operating expenses; and
●	the recognition and measurement of deferred income taxes, which impact our provision for taxes.

Allowance f or Doubtf ul Accounts

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

Allowance on Def erred Tax Assets

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025, AND 2024

(Expressed in U.S. dollars)

	Common stock
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock(1)	Amount(1)	Treasury stock	Share to be issued	Additional paid-in capital(1)	Retained Earnings unappropriated	Retained Earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT JANUARY 1, 2024 (Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$—	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Restricted shares to be issued for service	—	—	—	—	—	194,700	—	—	—	—	194,700
Currency translation adjustment		—	—	—	—	—	—	—	—	(2,730,049)	(2,730,049)
Net loss for year ended December 31, 2024	—	—	—	—	—	—	—	(59,900,372)	—	—	(59,900,372)
BALANCE AT DECEMBER 31, 2024 (Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575

	Common stock
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock(1)	Amount(1)	Treasury stock	Share to be issued	Additional paid-in capital(1)	Retained Earnings unappropriated	Retained Earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT JANUARY 1, 2025	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares to be issued for service	242,000	242,000	—	121	—	(194,700)	1,125,379	—	—	—	930,800
Acquisition of Assets	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	—	—	—	—	—	—	—	—	—	2,677,801	2,677,801
Disposal of subsidiary	—	—	—	—	—	—	—	—	—	5,887,436	5,887,436
Net loss for year ended December 31, 2025	—	—	—	—	—	—	—	(43,920,231)	—	—	(43,920,231)
BALANCE AT DECEMBER 31, 2025	1,568,114	1,539,531	28,583	$784	$(1,372,673)	$—	$105,927,142	$(7,526,347)	$26,667,097	$(12,218,081)	$111,477,922

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

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

The Company is awaiting governmental approval for Factories No. 2 and No. 10. To our knowledge, the government is finalizing plans for all mining areas, including flood prevention measures. As a result, we may be required to make certain modifications to our existing wells and aqueducts prior to commencement of operations of these factories in order to satisfy the local government’s requirements.

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

The following table presents the Company’s assets measured at fair value on a non-recurring basis for the years ended December 31, 2024:

		Fair Value as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gain (Loss) for the Year Ended December
Years Ended		2024	(Level 1)	(Level 2)	(Level 3)	31, 2024
December 31,	Description	$	$	$	$	$
2024	Property, Plant and Equipment	27,149,774	—	—	27,149,774	(6,772,500)

The following table presents the Company’s assets measured at fair value on a non-recurring basis for the years ended December 31, 2025:

		Fair Value as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Gain (Loss) for the Year Ended
Years Ended		2025	(Level 1)	(Level 2)	Inputs (Level 3)	December 31, 2025
December 31,	Description	$	$	$	$	$
2025	Property, Plant and Equipment	2,781,597	—	—	2,781,597	(23,076,873)
2025	Prepaid Land Leases	2,284,961	—	—	2,284,961	(6,991,921)

(u)	Loss Contingencies

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The objective of ASU 2024-03 is to “address requests from investors for more detailed information about the types of expenses . .. . in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development).” Investors advised the FASB that “disclosure of disaggregated information about expenses is critically important in understanding an entity’s performance, assessing an entity’s prospects for future cash flows, and comparing an entity’s performance over time and with that of other entities.” ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring public entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (DD&A) recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Expressed in U.S. dollars)

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 2025	December 31, 2024
Accounts receivable	$3,285,850	$594,234
Allowance for doubtful debt	(16,430)	(29,711)
	3,269,420	564,523

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Expressed in U.S. dollars)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2025	December 31, 2024 (Restated)
At cost:
Mineral rights	$2,743,826	$2,682,882
Leasehold Improvements	13,053,292	3,507,367
Plant and machinery	125,170,996	143,839,420
Furniture, fixtures and office equipment	833,046	1,435,090
Motor vehicles	29,603	124,215
Construction in process	—	10,155,642
Total	141,830,763	161,744,616
Less: Accumulated depreciation and amortization	(79,598,798)	(65,569,186)
Less: Impairment	(287,865)	(6,744,380)
Net book value	$61,944,100	$89,431,050

The rollforward of property, plant and equipment, net were as follows:

	December 31, 2024	Renovating Salt Pan(a)	Remodel chlorine shed(b)	Impairment(c)	Disposal of fixed asse(d)	Depreciation(e)	Disposal of subsidiary(f)	Foreign currency translation(g)	December 31,2025
At cost:
Mineral rights	$2,682,882	—	—	—	—	—	—	60,944	$2,743,826
Leasehold Improvements	3,507,367	9,129,878	204,775	—	—	—	—	211,272	13,053,292
Plant and machinery	143,839,420	—	—	—	(21,627,487)	—	—	2,959,063	125,170,996
Furniture, fixtures and office equipment	1,435,090	—	—	—	—	—	(630,271)	28,227	833,046
Motor vehicles	124,215	—	—	—	—	—	(96,762)	2,150	29,603
Construction in process	10,155,642	—	—	—	(10,240,327)	—	—	84,685	—
Total	161,744,616	9,129,878	204,775	—	(31,867,814)	—	(727,033)	3,346,341	141,830,763
Less: Accumulated depreciation and amortization	(65,569,186)	—	9,986	—	—	(13,065,486)	722,195	(1,696,307)	(79,598,798)
Less: Impairment	(6,744,380)			(23,076,873)	29,591,610	—	—	(58,222)	(287,865)
Net book value	$89,431,050	9,129,878	214,761	(23,076,873)	(2,276,204)	(13,065,486)	(4,838)	1,591,812	$61,944,100

(a)	For those crude salt pans acquired in fiscal year 2024, the Company completed renovation and upgrade activities during fiscal year 2025, with a total cost of $9,129,878.

(b)	The Company completed renovation and upgrade work on the chlorine shed during fiscal year 2025, with a total cost of $214,761.

(c)	The Company recognized the impairment of $23,076,873 based on independent valuation reports.

(d)	During the year ended December 31, 2025, a piece of land with a value of $2,276,204 was disposed due to court-ordered auction.

(e)	During the year ended December 31, 2025, depreciation and amortization expense totaled $13,065,486 were recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

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

Of the remaining balance as of December 31, 2025, $259,171 was overdue, as notified by the Tax Bureau in a Tax Matters Notice. The overdue amount was attributable to certain value-added tax invoices issued by the Company’s upstream suppliers during 2018 and 2019 that were subsequently identified as abnormal deductions in the tax authorities’ system.

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

Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The Company granted an aggregate of 295,000 (post reverse share split 29,500 shares) restricted shares of common stock in January 25, 2025 to a consultant, the Company’s directors, officers, and an employee as compensation for services rendered in the year ended December 31, 2024. The restricted shares award was granted under the 2019 Omnibus Equity Incentive Plan (See Note 18) and vested immediately. The fair value of the award on the date of grant was $194,700 (post reverse share split 19,470 shares) which was expensed in full during the year ended December 31, 2024.

The Company granted in the aggregate, 265,000 (post reverse share split 26,500 shares) restricted shares of common stock on March 21, 2025 to a consultant, the company’s directors, officers and an employee as compensation for services rendered. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $196,100 (post reverse share split 19,610 shares) which was expensed in full during the year ended December 31, 2025.

The Company granted in the aggregate, 186,000 restricted shares of common stock on November 21, 2025 to a consultant, the company’s directors, officers and an employee as compensation for services rendered. The restricted shares award were granted under the 2025 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $734,700 which was expensed in full during the year ended December 31, 2025.

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

Shandong Deepin City Emergency Loan Fund Co., Ltd. sought court action as Shandong Shouguang Vegetable Industry Group Co., Ltd. and Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. were unable to pay principal before deadline or interests as scheduled. Pursuant to court orders (2024) Lu 07 Exec 640 and (2024) Lu 07 Exec 641, SCHC and SYCI, as guarantors, are required to repay the principal and interests. The Shandong Weifang Intermediate People’s Court ruled to auction the land at Xiangjiang road, Yangkou town, Shouguang City and the attached properties on it, and the auction proceeds would be used to repay Shandong Deepin City Emergency Loan Fund Co., Ltd.

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

The components of the provision for income tax benefit (expense) from continuing operations are:

	Years Ended December 31,
	2025	2024
Current taxes – PRC	$—	$(15,204)
Deferred taxes – PRC entities	—	(1,632,978)
Total Income tax (expenses) benefits	$—	$(1,648,182)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025	December 31,2024
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	$1,771,262	$1,731,920
Allowance	78,013	729,731
Impairment of long-lived assets	71,966	1,686,095
PRC tax losses	7,485,619	9,125,871
Accrued liabilities	124,922	—
US federal net operating loss	1,965,991	1,661,464
Total deferred tax assets	11,497,773	14,935,081
Valuation allowance	(11,497,773)	(14,935,081)
Net deferred tax asset	$—	$—

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

NOTE 26 –RESTATEMENT

The Company restates its previously released audited consolidated financial statements for the year ending 2024, and incorporate them into the 2024 Annual Report “10-K Form Report” (the “Restatement”). This restatement is due to the discovery of errors related to the reclassification of buildings without property ownership certificates in fixed assets. The impacts for the periods prior to 2024 have been accumulated and presented as an initial balance adjustment item for the retained earnings as of December 31, 2023.

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

(a)	The change in common stock and additional paid-in capital is due to the company’s 1-for-10 reverse stock split on October 27, 2025.

(b)	As of December 31, 2024, in the fixed assets, the original value of the buildings subject to reclassification amounted to $68,476,868, The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as “leasehold improvements” in the property, plant and equipment, with an original value of $3,507,367. The leased portion was reclassified as finance lease right-of use assets, with an original value of $64,189,590, accumulated amortization of $19,111,170, and a net value of $45,078,420.

(c)	The amount of $7,878,181 in accounts payable and accrued expenses was reclassified as finance lease liability relating to the salt pans. The finance lease liabilities including the current portion of $3,124,550 and the non-current portion of $4,014,019.

(d)	Regarding the decrease in retained earnings unappropriated, the main reason was that general and administrative expenses increased by $964,920. The increase in general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(e)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

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

(a)	The increase of $964,920 in general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(b)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

(c)	The change in basic and diluted loss per share is due to the company’s 1-for-10 reverse stock split on October 27, 2025.

The effects of the restatement on the consolidated statement of stockholders’ deficit for the year ended December 31, 2024 are summarized in the following table:

		Common stock
	Restatement	Number of shares	Number of shares	Number of treasury		Treasury	Share to be	Additional paid-in	Retained earnings	Retained earnings	Accumulated other comprehensive
	Reference	issued	outstanding	stock	Amount	stock	issued	capital	unappropriated	appropriated	Income(loss)	Total

YEAR ENDED DECEMBER 31, 2024 (As Previously Reported)
Total BALANCE AT JANUARY 1, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	—	$101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Restricted shares to be issued for service		—	—	—	—	—	194,700	—	—	—	—	194,700
Currency translation adjustment			—	—	—	—	—	—	—	—	(2,800,874)	(2,800,874)
Net loss for year ended December 31, 2024		—	—	—	—	—	—	—	(58,935,452)	—	—	(58,935,452)
BALANCE AT DECEMBER 31, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$194,700	$101,688,262	$37,358,804	$26,667,097	$(20,854,143)	$143,706,670
YEAR ENDED DECEMBER 31, 2024 (Restatement Impact)
BALANCE AT JANUARY 1, 2024	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	—	—	$24,063	—	—	—	—
Restricted shares to be issued for service
Currency translation adjustment	(c)	—	—	—	—	—	—	—		—	70,825	70,825
Net loss for year ended December 31, 2024	(b)	—	—	—	—	—	—	—	(964,920)	—	—	(964,920)
BALANCE AT DECEMBER 31, 2024	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	—	—	$24,063	$(964,920)	—	$70,825	$(894,095)
YEAR ENDED DECEMBER 31, 2024 (As Restated)
BALANCE AT JANUARY 1, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	—	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Restricted shares to be issued for service		—	—	—	—	—	194,700	—	—	—	—	194,700
Currency translation adjustment		—	—	—	—	—	—	—	—	—	(2,730,049)	(2,730,049)
Net loss for year ended December 31, 2024		—	—	—	—	—	—	—	(59,900,372)	—	—	(59,900,372)
BALANCE AT DECEMBER 31, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575

The following descriptions of the restatement adjustments to the consolidated statement of stockholders’ deficit excludes a description of adjustments previously identified and concluded as immaterial the were also corrected as part of the restatement.

(a)	The change in common stock and additional paid-in capital is due to the company’s 1-for-10 reverse stock split on October 27, 2025.

(b)	Regarding the decrease in retained earnings unappropriated, the main reason was that general and administrative expenses increased by $964,920. The increase of general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(c)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

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

(a)	This restatement is due to the reclassification of buildings without property ownership certificates in fixed assets. The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as “leasehold improvements” in the property, plant and equipment. The leased portion was reclassified as finance lease right-of-use assets.

(b)	Regarding the increase in net loss, the main reason was that general and administrative expenses increased by $964,920. The increase in general and administrative expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(c)	Fixed assets without property ownership certificates have been reclassified as finance lease right-of use assets, resulting in an amount of $31,602,571.

(d)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

The effects of the restatement on the parent company only balance sheet as of December 31, 2024, are summarized in the following table:

		December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
Current Assets
Prepayments and deposits	$—	—		$—
Total Current Assets	—	—		—
Non-Current Assets

Interests in subsidiaries	83,755,560	(894,095)	(c)(d)	82,861,465
Amounts due from group companies	69,821,271	(7,878,181)	(a)	61,943,090
Deferred tax assets, net	—	—		—
Total non-current assets	153,576,831	(8,772,276)		144,804,555
Total Assets	153,576,831	(8,772,276)		144,804,555
Liabilities and Stockholders’ Equity
Current Liabilities
Other payables and accrued expenses	$8,265,349	(7,878,181)	(a)	$387,168
Amounts due to related parties	1,462,110	—		1,462,110
Amounts due to group companies	142,702	—		142,702
Total Current Liabilities	9,870,161	(7,878,181)		1,991,980
Total Liabilities	9,870,161	(7,878,181)		1,991,980

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—		—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,120,145 shares issued; and 1,091,562 shares outstanding as of December 31, 2024	24,623	(24,063)	(b)	560
Treasury stock; 28,583 shares as of December 31, 2024 and December 31, 2023 at cost	(1,372,673)	—		(1,372,673)
Additional paid-in capital	101,688,262	24,063	(b)	101,712,325
Share to be issued	194,700	—		194,700
Retained earnings unappropriated	37,358,804	(964,920)	(c)	36,393,884
Retained earnings appropriated	26,667,097	—		26,667,097
Accumulated other comprehensive loss	(20,854,143)	70,825	(d)	(20,783,318)
Total Stockholders’ Equity	143,706,670	(894,095)		142,812,575
Total Liabilities and Stockholders’ Equity	$153,576,831	(8,772,276)		$144,804,555

(a)	The amount of $7,878,181 in accounts payable and accrued expenses was reclassified as finance lease liability relating to salt pans. The finance lease liabilities including the current portion of $3,124,550 and the non-current portion of $4,014,019.

(b)	The change in common stock and additional paid-in capital is due to the company’s 1-for-10 reverse stock split on October 27, 2025.

(c)	Regarding the decrease in retained earnings unappropriated, the main reason was that general and administrative expenses increased by $964,920. The increase of general and administrative expenses was due to the reclassification of finance lease right- of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(d)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

The effects of the restatement on the parent company only statement of comprehensive income (loss) for the year ended December 31, 2024, are summarized in the following table:

		December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
OPERATING EXPENSES
General and administrative expenses	$(742,480)	—		$(742,480)
TOTAL OPERATING EXPENSES	(742,480)	—		(742,480)
OTHER EXPENSES
Interest expense	—	—		—
TOTAL OTHER EXPENSES	—	—		—
TOTAL EXPENSES	(742,480)	—		(742,480)
Equity in net loss of subsidiaries	(58,192,972)	(964,920)	(a)	(59,157,892)
LOSS BEFORE INCOME TAXES	(58,935,452)	(964,920)	(a)	(59,900,372)
INCOME TAXES	—	—		—
NET LOSS	$(58,935,452)	(964,920)		$(59,900,372)

(a)	The increase of $964,920 in equity in net loss of subsidiaries relating to general and administrative expenses was due to the reclassification of finance lease right-of- use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

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

S-1

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

S-2

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

S-3

Item 9A. Controls and Procedures

The four paragraphs below constitute the complete amended Item 9A and may be substituted directly for the corresponding disclosure in the Original Report.

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms,and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level because the material weaknesses in our internal control over financial reporting described in Item 9A(b) below had not been remediated as of December 31, 2025. As described in Item 9A(b), those material weaknesses relate to (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP, (ii) ineffective oversight of our financial reporting and internal control by those charged with governance, and (iii) inadequate design of internal control over the preparation of the financial statements being audited. Those deficiencies affected our ability to accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis so as to permit timely decisions regarding required disclosure.

Notwithstanding the conclusion described above, our management believes, based on the procedures described below and the additional procedures we performed in connection with the preparation of this Amendment, that the consolidated financial statements and other financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

Since the material weaknesses described above were identified, our management has implemented, and continues to implement, the compensating measures and remediation actions described in Item 9A(b) below. These measures are designed to provide additional assurance regarding the accuracy and completeness of our disclosures while the material weaknesses remain unresolved. These measures do not, and are not intended to, constitute a remediation of the material weaknesses, and management does not expect that they will prevent or detect all errors or all instances of fraud.

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

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described below.

In preparing our consolidated financial statements for the fiscal year ended December 31, 2025, our management identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States, and other significant deficiencies.A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are as follows: (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) ineffective oversight of our financial reporting and internal control by those charged with governance; and (iii) inadequate design of internal control over the preparation of the financial statements being audited.

These material weaknesses remained as of December 31, 2025. As a result of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions.

Remediation of Material Weaknesses. To remediate the material weaknesses identified above, we have undertaken, and will continue to undertake, steps to strengthen our internal control over financial reporting, including:

(i) hiring additional qualified resources, including a financial controller equipped with relevant U.S. GAAP and SEC reporting experience and qualifications, to strengthen the financial reporting function and to establish a financial and system control framework;

(ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel;

(iii) establishing effective oversight and clarifying reporting requirements for non-recurring and complex transactions to ensure that our consolidated financial statements and related disclosures are accurate, complete and in compliance with SEC reporting requirements;

(iv) engaging external accounting advisors and consultants to review complex and non-recurring transactions on a contemporaneous basis;

(v) establishing an internal audit function and reporting lines directly to the Audit Committee of our Board of Directors; and

(vi) enhancing the Audit Committee’s oversight of the financial reporting process, including a defined review calendar with respect to the financial statement close process, the review of significant accounting judgments and estimates, and the review of related-party transactions.

However, these measures had not been fully implemented as of December 31, 2025, and we have concluded that the material weaknesses in our internal control over financial reporting had not been remediated as of December 31, 2025. Management will consider the material weaknesses remediated only when the relevant controls have been designed and implemented, have operated for a period of time sufficient for management to conclude, through testing, that such controls are operating effectively, and when no additional material weaknesses or significant deficiencies have been identified in the relevant processes. We expect the remediation measures described above to be substantially implemented during the fiscal year ending December 31, 2026, although we can provide no assurance that these measures will be completed within that period. The Audit Committee of our Board of Directors has been, and will continue to be, actively involved in overseeing the implementation of these remediation measures and will receive regular updates on their status.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of the Registered Public Accounting Firm

This Amendment does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report is not subject to attestation by our registered public accounting firm.

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

Qiang Liu, Independent Director –Mr. Liu has served as a director of the Company since September 2025. . Mr. Liu has served as Chief Financial Officer of Shandong Yijia Agricultural Chemicals Co., Ltd. since 2010. Prior to this role, Mr. Liu served as Director of Business Department One at Shandong Zhongcheng Certified Public Accountants Co., Ltd. from 2005 to 2010, and as Chief Accountant at Dongguan Shijie Town Liuwudong Juji Electromechanical Company from 2001 to 2005. Mr. Liu is a Certified Public Accountant and holds extensive experience of nearly 30 years in financial management and auditing. Mr. Liu graduated from Dalian University of Technology with a bachelor’s degree in 2001.

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

Qiang Liu was appointed as a Director in September, 2025. Mr. Liu has served as Chief Financial Officer of Shandong Yijia Agricultural Chemicals Co., Ltd. since 2010. Prior to this role. Mr. Liu is a Certified Public Accountant and holds extensive experience of nearly 30 years in financial management and auditing. Mr. Liu graduated from Dalian University of Technology with a bachelor’s degree in 2001..

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

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

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

Narrative Discussion

The following employment agreements were entered into by the Company and the named executive officers:

Xiaobin Liu

The employment agreement for Xiaobin Liu to serve as Chief Executive Officer of the Company was renewed on June 1, 2022 with a term of three years. Xiaobin Liu is also a member of the Board of Directors. Pursuant to the agreement, Mr. Liu’s service shall be compensated in the Company’s shares only under the Company’s equity incentive plan.

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

Option Exercises and Stock Vested

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

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case- by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

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

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services. The Audit Committee chair is authorized to pre-approve specified non- audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

(1)	Financial Statements – The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8 of Part II, on page F-1.

(2)	Financial Statement Schedules – “Schedule I – Parent Only Financial Information” filed as part of this filing is listed on the Financial Statements and Supplementary Data, Item 8 of Part II, on pages S-1 and S-2. All other financial statement schedules have been omitted because they are not applicable, or the information required is set forth in the Consolidated Financial Statements or related notes thereto.

(b) Exhibit Index

2.1	Agreement and Plan of Merger dated December 10, 2006, among the Registrant, DFAX Acquisition vehicle, Inc., Upper Class Group Limited and the shareholders of UCG, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

2.2	Share Exchange Agreement among the Registrant, Upper Class Limited, Shouguang Yuxin Chemical Industry Company Limited and shareholders of Shouguang Yuxin Chemical Industry Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

2.3	Agreement and Plan of Merger dated November 24, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.1	Articles of Incorporation of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2015.

3.2	Bylaws of Gulf Resources Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8- K filed on December 1, 2015.

3.3	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020.

3.4	Certificate of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on October 22, 2025.

4.1	Description of Securities, incorporated herein by reference to Exhibit 4.1 to the Registration’s Annual Report on Form 10-K filed on April 14, 2020.

10.1	Taiwan Island Ecological Culture City Project Demolition Compensation Agreement for Factory #6, dated November 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 29, 2016.

10.2	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Xiaobin Liu, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.3	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Min Li, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.4	Stock Repurchase Agreement dated as of November 30, 2022 by and between the Company and Naihui Miao, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on December 1, 2022.

10.5	Crude Salt Field Acquisition Agreement dated as of June 26, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang Qingshuibo Farm Co., LTD., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.6	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.7	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.8	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.9	Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K, filed on July 2, 2024.

10.10	Amendment to Crude Salt Field Acquisition Agreement dated as of June 26, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang Q ingshuibo Farm Co., LTD., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.11	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Dingjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.12	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Shanjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.13	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang City Yangkou town Zhengjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.14	Amendment to Crude Salt Field Acquisition Agreement dated as of June 27, 2024, by and between Shouguang Hengde Salt Industry Co. Ltd and Shouguang city Yangkou town Renjia Zhuangzi village stock economic cooperative, incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K, filed on December 19, 2024.

10.15	English translation of the form of Equity Transfer Agreement by and between Shouguang City Haoyuan Chemical Company Limited, Shangdong Rongy uan Pharmaceutical Shouguang Yuxin Chemical Industry Co., Limited dated December 10, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 15, 2025.

10.16	Form of Private Placement Agreement, by and between the Company and the Private Placement Purchaser, incorporated by reference to 10.1 to the Registrant’s current report on Form 8-K, filed on April 2, 2026.

10.17	Form of Private Placement Agreement, by and between the Company and the Private Placement Purchaser, incorporated by reference to 10.2 to the Registrant’s current report on Form 8-K, filed on April 2, 2026.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’ annual report on Form 10-K filed on March 16, 2009.

16.1	Letter from Morison Cogen LLP, dated July 7, 2021, incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K, filed on July 7, 2021.

16.2	Letter from WWC, P.C., dated April 16, 2024, incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K, filed on April 16, 2024.

19.	Insider Trading Policy ., incorporated by reference to Exhibit 19 to the Registrant’s annual report on Form 10-K, filed on April 11, 2025

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on March 16, 2018.

23.1	Consent of GGF CPA LIMITED, Certified Public Accountants, an independent registered public accounting firm.*

24.	Power of Attorney (included in the signature page)*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Clawback Policy , incorporated by reference to Exhibit 97.1 to the Registrant’s annual report on Form 10-K, filed on September 27, 2024.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)*

* Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 29, 2026	By:	/s/ Xiaobin Liu
	By:	Xiaobin Liu
	Title:	Chief Executive Officer

	By:	/s/ Min Li
	By:	Min Li
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Xiaobin Liu		September 29, 2026
Xiaobin Liu	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Min Li		September 29, 2026
Min Li	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Yibo Yang		September 29, 2026
Yibo Yang	Director

/s/ Naihui Miao		September 29, 2026
Naihui Miao	Director

/s/ Dongshan Wang		September 29, 2026
Dongshan Wang	Director

/s/ Qiang Liu		September 29, 2026
Qiang Liu	Director

/s/ Sheng Wei Ma		September 29, 2026
Sheng Wei Ma	Director

/s/ Shi Tong Jiang		September 29, 2026
Shi Tong Jiang	Director

