Form 10-Q/A
period 2025-03-31
GULF RESOURCES, INC.
filed 2026-09-30
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

As of September 29, 2026, the registrant had outstanding 1,813,531 shares of common stock, excluding 28,583 shares of treasury stock.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends the Quarterly Report on Form 10-Q of Gulf Resources, Inc. (the “Company”) for the fiscal quarter ended March 31, 2025, as filed with the Securities and Exchange Commission on May 13, 2025 (the “Original Filing”).

This Amendment is being filed in response to comment letters dated July 21, 2025, September 16, 2025, January 28, 2026, May 20, 2026, August 12, 2026 and September 17, 2026 (collectively, the “SEC Comment Letter”) received from the staff of the SEC and relates to matters discussed in the SEC Comment Letter and in the Company’s responses dated August 28, 2025, November 13, 2025, April 30, 2026 and June 1, 2026. Item 1 of Part I in the Form 10-Q is amended by this Amendment to reflect additional information and revised disclosure requested in the SEC Comment Letter to include a revised Notes 1, 6, 7, 9, 12, 13, 17, 21 and 22 to the consolidated financial statements. Item 1A of Part II in the Form 10-Q are amended by this Amendment to reflect additional information and revised disclosures regarding recent regulatory developments in China, government regulation, risk factors. The financial statements included in the Original Filing should no longer be relied upon because of the errors described above. No other information in the Original Filing was incorrectly presented, and this Amendment should be read in conjunction with the Original Filing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	March 31, 2025 (Unaudited) (Restated)	December 31, 2024 (Audited) (Restated)
Current Assets
Cash	$8,523,045	$10,075,162
Accounts receivable, net	2,114,222	564,523
Inventories, net	455,059	315,371
Prepayments and deposits, net	6,393,161	6,376,656
Amount due from related parties	25,076	25,040
Other receivable	126,050	94,074
Total Current Assets	17,636,613	17,450,826
Non-Current Assets
Property, plant and equipment, net	86,334,658	89,431,050
Finance lease right-of-use assets	44,444,784	45,155,288
Operating lease right-of-use assets	6,050,429	6,169,855
Prepaid land leases, net of current portion	9,625,855	9,615,269
Deferred tax assets, net	—	—
Total non-current assets	146,455,726	150,371,462
Total Assets	164,092,339	167,822,288

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$6,868,025	$6,445,277
Taxes payable-current	276,516	113,999
Amount due to related parties	2,586,422	2,584,808
Finance lease liabilities, current portion	239,771	3,342,293
Operating lease liabilities, current portion	498,483	491,850
Total Current Liabilities	10,469,217	12,978,227
Non-Current Liabilities
Finance lease liabilities, net of current portion	5,136,322	5,089,884
Operating lease liabilities, net of current portion	6,809,843	6,941,602
Total Non-Current Liabilities	11,946,165	12,031,486
Total Liabilities	22,415,382	25,009,713

Commitment and Loss Contingencies	—	—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,382,114 and 1,120,145 shares issued; and 1,353,531 and 1,091,562 shares outstanding as of March 31, 2025 and December 31, 2024(1)	691	560
Treasury stock; 28,583 shares as of March 31, 2025 and December 31, 2024 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital(1)	105,192,535	101,712,325
Share to be issued	—	194,700
Retained earnings unappropriated	31,723,704	36,393,884
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(20,534,397)	(20,783,318)
Total Stockholders’ Equity	141,676,957	142,812,575
Total Liabilities and Stockholders’ Equity	$164,092,339	$167,822,288

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2025(Restated)	2024(Restated)
NET REVENUE	$1,604,447	$1,307,062

OPERATING COSTS AND EXPENSE
Cost of revenue	(1,597,464)	(2,119,845)
Sales and marketing expenses	(5,053)	(4,491)
Direct labor and factory overheads incurred during plant shutdown	(3,225,808)	(3,734,689)
General and administrative expenses	(1,427,009)	(717,456)
TOTAL OPERATING COSTS AND EXPENSE	(6,255,334)	(6,576,481)

LOSS FROM OPERATIONS	(4,650,887)	(5,269,419)

OTHER INCOME (EXPENSE)
Interest expense	(21,722)	(24,830)
Interest income	2,429	36,060
Other expense, net	—	(4,003)
TOTAL OTHER INCOME, NET	(19,293)	7,227

LOSS BEFORE INCOME TAXES	(4,670,180)	(5,262,192)

INCOME TAX (EXPENSE) BENEFIT	—	1,270,060
NET LOSS	$(4,670,180)	$(3,992,132)

COMPREHENSIVE LOSS:
NET LOSS	$(4,670,180)	$(3,992,132)
OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustments	248,921	(393,867)

TOTAL COMPREHENSIVE LOSS	$(4,421,259)	$(4,385,999)

BASIC AND DILUTED LOSS PER SHARE(1):	$(3.93)	$(3.66)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES(1):	1,187,413	1,091,562

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE-MONTH PERIODS ENDED MARCH 31, 2025 AND 2024

(Expressed in U.S. dollars)

	Common stock
	Number	Number	Number							Accumulated
	of shares	of shares	of treasury		Treasury	Share to be	Additional paid-in	Retained earnings	Retained earnings	other comprehensive
	Issued(1)	Outstanding(1)	stock(1)	Amount(1)	stock	issued	capital(1)	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2024 (Audited) (Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares issued for services	56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of assets	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	—	—	—	—	—	—	—	—	—	248,921	248,921
Net loss for three-month period ended March 31, 2025	—	—	—	—	—	—	—	(4,670,180)	—	—	(4,670,180)
BALANCE AT MARCH 31, 2025 (Unaudited) (Restated)	1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$31,723,704	$26,667,097	$(20,534,397)	$141,676,957

	Common stock
	Number	Number	Number						Accumulated
	of shares	of shares	of treasury		Treasury	Additional paid-in	Retained earnings	Retained earnings	other comprehensive
	issued(1)	outstanding(1)	stock(1)	Amount	stock	capital(1)	unappropriated	appropriated	Income(loss)	Total

BALANCE AT DECEMBER 31, 2023 (Audited) (Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Currency translation adjustment	—	—	—	—	—	—	—	—	(393,867)	(393,867)
Net loss for three-month period ended March 31, 2024	—	—	—	—	—	—	(3,992,132)	—	—	(3,992,132)
BALANCE AT MARCH 31, 2024(Unaudited) (Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$92,302,124	$26,667,097	$(18,447,136)	$200,862,297

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2025(Restated)	2024(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,670,180)	$(3,992,132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization on capital lease	60,857	24,830
Depreciation and amortization	3,229,367	4,419,534
Deferred tax asset	—	(1,270,060)
Stock-based compensation expense	196,100	—
Amortization of operating lease right-of-use assets	217,801	217,345
Amortization of finance lease right-of-use assets	775,702	313,941
Changes in assets and liabilities:
Accounts receivable	(1,549,443)	(402,545)
Inventories	(139,285)	(57,859)
Prepayments and deposits	(7,340)	(44,903)
Advance from customers	—	(36,222)
Other receivables	(31,987)	(774)
Accounts and other payable and accrued expenses	401,190	(17,847)
Taxes payable	162,411	(257,766)
Lease liabilities	(225,321)	(226,018)
Net cash used in operating activities	(1,580,128)	(1,330,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	—
Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance leases obligation	—	—
Net cash provided by (used in) financing activities	—	—

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	28,011	(131,622)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,552,117)	(1,462,098)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,075,162	72,223,894
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,523,045	$70,761,796

4

GULF RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Expressed in U.S. dollars)

	Years Ended March 31,
	2025(Restated)	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the three-month period ended March 31, for:
Paid for taxes	$77,386	$481,153
Interest paid	$60,857	$24,830
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

The Company assesses its liquidity by monitoring cash and cash equivalents, as well as operating and capital expenditure commitments. As of March 31, 2025, the Company had current assets of $17.64 million and current liabilities of $10.47 million. As a result, the surplus was $7.17 million, but it has suffered losses for the three months ended by March 31, 2025. If it is unable to raise additional funds, it may need to take measures such as cutting administrative and operational costs and saving funds.

If there are significant doubts regarding the Company’s ability to continue operations, the Company is attempting to alleviate such concerns through measures such as controlling operating expenses, shifting business focus to revenue-generating activities, obtaining authorization from domestic banks and other financial institutions, and seeking equity or debt financing. Additionally, the Company will also obtain financial support commitments from related parties. However, these situations still pose significant doubts regarding the Company’s ability to continue operations. The financial statements do not consider the potential impact on the recoverability of assets, classification, and amounts and classification of liabilities if the Company is unable to continue operations.

(c)	Nature of the Business

The Company manufactures and trades bromine through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”) ;manufactures and trades crude salt through its wholly-owned subsidiary, Shouguang Hengde Salt Industry Co. Ltd (“SHSI”); and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly-owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) in the People’s Republic of China (“PRC”). Daying County Haoyuan Chemical Company Limited (“DCHC”) was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business commenced trial operation in January 2019 but suspended production temporarily in May 2019, as required by the government to obtain project approval (see Note 1 (c)(iii)).

(i)	Bromine and Crude Salt Segments

In February 2019, the Company received a notification from the local government of Yangkou County that its Factory No. 1, No. 4, No. 7 and No. 9 passed inspection and could resume operations. In April 2019, Factory No.1, and Factory No.7 resumed operation.

On November 25, 2019, the government of Shouguang City issued a notice ordering all bromine facilities in Shouguang City, including the Company’s bromine facilities, including Factory No. 1 and Factory No. 7, to temporarily stop production from December 16, 2019to February 10, 2020. Subsequently, due to the coronavirus outbreak in China, the local government ordered those bromine facilities to postpone the commencement of production. Subsequently, the Company received an approval dated February 27, 2020 issued by the local governmental authority allowing the Company to resume production after the winter temporary closure. Further, the Company received another approval from the Shouguang Yangkou People’s Government dated March 5, 2020 allowing the Company to resume production at its bromine factories No. 1, No. 4, No.7 and No. 9 in order to meet the needs of bromide products for epidemic prevention and control (the “March 2020 Approval”). The Company’s Factories No. 1 and No. 7 commenced trial production in mid-March 2020 and commercial production on April 3, 2020 and its Factories No. 4 and No. 9 commenced commercial production on May6, 2020. The Company received verbal notification from the government regarding Factory No. 8, allowing it to recommence production in August 2022. Factory No. 8 began contributing revenue in the fourth quarter of 2022. The Company is still waiting for governmental approval for Factories No. 2 and No. 10. To our knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, we may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government’s requirements.

In April 2022, Shouguang Hengde Salt Industry Co. Ltd, our subsidiary, was incorporated in Shandong Province, China, for crude salt production and trading. This subsidiary was created in response to a new government policy that required bromine and crude salt companies to have separate registrations. The creation of this subsidiary and the separation of bromine and crude salt do not impact sales or overall profits. However, the establishment of this subsidiary has resulting in a reallocation of costs between bromine and crude salt.

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

In December 2017, the Company secured from the government the land use rights for its chemical plants located at the Bohai Park and in June 2018, the Company presented a completed construction design draft and other related documents to the local authorities for approval. In January 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 and basically completed the civil works by the end of June 2021. On November 15, 2021, the Company announced that due to the supply chain issues as well as the electric restrictions in China, the delivery of some equipment, the equipment installation and testing and beginning trial production at the chemical factory had been delayed. On February 22, 2022, the Company announced that discussions with the government have convinced management that the electricity restrictions are being eased. Accordingly, the Company has contacted its suppliers and expected to have the remainder of the equipment produced and delivered, so the Company can complete installation and begin testing and trial production.

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

For the three-month periods ended March 31, 2025 and 2024, the Company determined that there were no events or circumstances indicating possible additional impairment of its long-lived assets.

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

Finance leases are initially recorded at the net present value of future minimum lease payments, which include certain lease and non- lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance Lease Assets are presented separately on the Consolidated Balance Sheets.

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

(o)	Revenue Recognition

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

(p)	Basic and Diluted Net Income per Share of Common Stock

Basic earnings per common stock are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common stocks plus dilutive common stock equivalents outstanding during the period. Potential common stocks that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 and 0 shares for the three-month periods ended March 31, 2025 and 2024, respectively.

Because the Company reported a net loss for the three-month periods ended March 31, 2025 and 2024, common stock equivalents including stock options and warrants were anti-dilutive, therefore the amounts reported for basic and diluted loss per share were the same.

(q)	Foreign Operations

All of the Company’s operations and assets are located in PRC. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

(r)	Inventories

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

(s) Stock-based Compensation

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

(u) Income Tax

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

(v) New Accounting Pronouncements

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

Recent accounting pronouncements adopted.

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

(w) Fair Value Measurement

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, other receivables, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of March 31, 2025 and December 31, 2024.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

	March 31, 2025	December 31, 2024

Accounts receivable	$2,143,976	$594,234
Allowance for doubtful debt	(29,754)	(29,711)
Accounts receivable, net	$2,114,222	$564,523

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 3 – INVENTORIES, NET

Inventories consist of:

	March 31, 2025	December 31, 2024

Raw materials	$41,865	$10,610
Finished goods	413,194	1,545,521
Less: impairment	—	(1,240,760)
Inventories, net	$455,059	$315,371

The Company recorded impairment charges for slow moving inventory in the amounts of $nil and $989,035 for the years ended March 31, 2025 and December 31, 2024.

NOTE 4 – PREPAYMENTS AND DEPOSITS, NET

Prepayments and deposits consisted of the following:

	March 31, 2025	December 31, 2024
Prepayments and deposits	$8,043,985	$8,025,110
Provision for impairment	(1,650,824)	(1,648,454)
Prepayments and deposits, net	$6,393,161	$6,376,656

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2025 (Restated)	December 31, 2024 (Restated)
At cost:
Mineral rights	$2,686,739	$2,682,882
Leasehold improvements	3,512,410	3,507,367
Plant and machinery	144,046,220	143,839,420
Furniture, fixtures and office equipment	1,437,153	1,435,090
Motor vehicles	124,394	124,215
Construction in process	10,170,243	10,155,642
Total	161,977,159	161,744,616
Less: Accumulated depreciation and amortization	(68,888,425)	(65,569,186)
Less: Impairment	(6,754,076)	(6,744,380)
Net book value	$86,334,658	$89,431,050

The rollforward of property, plant and equipment, net was as follows:

	December 31, 2024 (Restated)	Depreciation(a)	Foreign currency translation	March 31, 2025 (Restated)
At cost:
Mineral rights	$2,682,882	$-	$3,857	$2,686,739
Leasehold improvements	3,507,367	-	5,043	3,512,410
Plant and machinery	143,839,420	-	206,800	144,046,220
Furniture, fixtures and office equipment	1,435,090	-	2,063	1,437,153
Motor vehicles	124,215	-	179	124,394
Construction in process	10,155,642	-	14,601	10,170,243
Total	161,744,616	-	232,543	161,977,159
Less: Accumulated depreciation and amortization	(65,569,186)	(3,226,127)	(93,112)	(68,888,425)
Less: Impairment	(6,744,380)	-	(9,696)	(6,754,076)
Net book value	$89,431,050	$(3,226,127)	$129,735	$86,334,658

(a)	During the three-month period ended March 31, 2025, depreciation and amortization expense totaled $3,226,127 were recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

During the three-month period ended March 31, 2024, depreciation and amortization expense totaled $4,416,261 were recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

See Note 22- Restatement, for discussion regarding the impact of the Restatement.

NOTE 7 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance lease, net consist of the following:

	March 31, 2025 (Restated)	December 31, 2024 (Restated)
At cost:
Buildings	$64,490,648	$64,398,063
Total	64,490,648	64,398,063
Less: Accumulated depreciation and amortization	(20,045,864)	(19,242,775)
Net book value	$44,444,784	$45,155,288

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three-month period ended March 31, 2025, depreciation and amortization expense totaled $775,702, were recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

During the three-month period ended March 31, 2024, depreciation and amortization expense totaled $313,941, were recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

See Note 22- Restatement, for discussion regarding the impact of the Restatement.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 8 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, the PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.95 square kilometers at March 31, 2025.

As of March 31, 2025, the total operating lease ROU assets was $6,050,429.

The total operating lease cost for the three-month periods ended March 31, 2025 and 2024 was $217,801 and $217,345, respectively.

NOTE 9 –PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	March 31, 2025 (Restated)	December 31, 2024 (Restated)
Accounts payable	$390,250	$30,003
Salary payable	208,604	323,655
Social security insurance contribution payable	308,921	169,858
Accrued expense for construction	5,337,777	5,310,040
Accrued expense-others	622,473	611,721
Total	$6,868,025	$6,445,277

See Note 22- Restatement, for discussion regarding the impact of the Restatement.

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

a) Related parties

Name of related parties	Position
Ming Yang	Chairman Of the Board
XiaoBin Liu	Chief Executive Officer
Min Li	Chief Financial Officer
NaiHui Miao	Chief Operating Officer
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	March 31,	December 31,
	2025	2024
Amount due to related parties:
Ming Yang	$410,940	$410,350
XiaoBin Liu	887,214	887,214
Min Li	651,502	636,264
NaiHui Miao	636,766	650,980
Total	$2,586,422	$2,584,808

c)

	March 31, 2025	December 31, 2024
Due from related party:
Chengdu Dianjinshi Culture media Co., LTD	$25,076	$25,040
Total	$25,076	$25,040

NOTE 11 – TAXES PAYABLE

	March 31, 2025	December 31, 2024
Land use tax payable	$19,345	$19,318
Value added tax and other taxes payable	257,171	94,681
Total	$276,516	$113,999

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	March 31, 2025(Restated)	December 31, 2024(Restated)
Total finance lease liabilities	$5,376,093	$8,432,177
Less: Current portion	(239,771)	(3,342,293)
Finance lease liabilities, net of current portion	$5,136,322	$5,089,884

The financing leases include one contract with a lease term from January 1, 2011 to December 31, 2030, and five contracts with the lease term from June 29, 2024 to June 28, 2044. All contracts have a non-cancellable lease period of 20 years, and the Company has the right to preferentially renew the lease contract under the same conditions upon the contact expires. However, the Company will decide whether to renew the lease based on the market operation situation upon the expiration.

The components of operating lease liabilities are as follows:

	March 31, 2025	December 31, 2024
Total Operating lease liabilities	$7,308,326	$7,433,452
Less: Current portion	(498,483)	(491,850)
Operating lease liabilities, net of current portion	$6,809,843	$6,941,602

The components of lease cost were as follows:

	Three-Month Period Ended March 31,
	2025 (Restated)	2024 (Restated)
Finance lease cost:
- Amortization of right-of-use assets	$775,702	$313,941
- Interest on lease liabilities	60,857	24,830
Operating lease cost	217,801	217,345
Total lease cost	$1,054,360	$556,116

Maturities of lease liabilities were as follows:

	Finance Lease	Operating Lease
the next 12 months	$261,485	$631,001
the next 13 to 24 months	261,485	828,555
the next 25 to 36 months	261,485	834,455
the next 37 to 48 months	4,955,034	840,733
the next 49 to 60 months	261,485	847,059
thereafter	261,485	8,255,269
Total	$6,262,459	$12,237,072
Less: Amount representing interest	(886,366)	(4,928,746)
Present value of net minimum lease payments	$5,376,093	$7,308,326

A summary of supplemental information related to leases is listed as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term:
Finance leases	15.9 years	16.2 years
Operating leases	19.6 years	19.6 years
Weighted average discount rate:
Finance leases	4.62%	4.62%
Operating leases	4.90%	4.90%

Supplemental cash flow information related to leases were as follows:

	Three-Month Period Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
-Operating cash flows from operating leases	$225,321	$226,018
-Financing cash flows from finance leases	$—	$—

Non-cash information on lease liabilities arising from obtaining ROU assets:
-Finance leases	$—	$—
-Operating leases	$—	$—

See Note 22- Restatement, for discussion regarding the impact of the Restatement.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – EQUITY

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

The Company granted an aggregate of 295,000 (post reverse share split 29,500 shares) restricted shares of common stock in January 2025 to a consultant, the Company’s directors, officers, and an employee as compensation for services rendered for the year ended December 31, 2024. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $194,700 which was expensed in full during the year ended December 31, 2024.

During the three months ended March 31, 2025, the Company granted in the aggregate, 265,000 (post reverse share split 26,500 shares) restricted shares of common stock on March 21, 2025 to a consultant, the Company’s directors, officers and an employee as compensation for services rendered for the current year. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $196,100 which was expensed in full during the three months period ended March 31, 2025.

Retained Earnings – Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve.

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

For the three months ended March 31, 2025 and 2024, total compensation costs for options issued recorded in the consolidated statement of comprehensive income (loss) were $0. There were no related tax benefits as a full valuation allowance was recorded in the three months ended March 31, 2025 and 2024.

The following table summarizes all Company stock option transactions between January 1, 2025 and March 31, 2025.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Stock
Balance, January 1, 2025	—	$—	$—
Granted during the period	—	$—	$—
Exercised during the period	—	$—	$—
Expired during the period	—	$—	$—
Balance, March 31, 2025	—	$—	$—

Stock Options and Warrants Outstanding and Exercisable

	Outstanding at March 31, 2025	Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable	—	—	—

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

(b) British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three- month periods ended March 31, 2025 and 2024.

(c) Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income tax has been made as it has no taxable income for the three-month periods ended March 31, 2025 and 2024. The applicable statutory tax rates for the three- month periods ended March 31, 2025 and 2024 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

As of March 31, 2025 and December 31, 2024, the accumulated distributable earnings under the Generally Accepted Accounting Principles (“GAAP”) of PRC that are subject to WHT are $35,315,678 and $40,524,183, respectively. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2025 and December 31, 2024, the Company has not recorded any WHT on the cumulative amount of distributable retained earnings of its foreign invested enterprises that are subject to WHT in China. As of March 31, 2025 and December 31, 2024, the unrecognized WHT are $816,956 and $1,078,743, respectively.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 16 – INCOME TAXES – Continued

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,734,410	1,731,920
Allowance	420,144	729,731
Impairment of property plant and equipment	1,688,519	1,686,095
PRC tax losses	10,455,188	9,125,871
US federal net operating loss	1,720,637	1,661,464
Total deferred tax assets	16,018,898	14,935,081
Valuation allowance	(16,018,898)	(14,935,081)
Net deferred tax asset	$—	$—

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

Three-Month Period Ended March 31, 2025 (Restated)	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,481,869	$122,578	$—	$—	$1,604,447	$—	$1,604,447
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income expense	(3,374,506)	(587,809)	(361,892)	(44,844)	(4,369,051)	(281,836)	(4,650,887)
Income tax (expense) benefit	—	—	—	—	—	—	—
Loss from operations after income taxes (expense) benefit	(3,374,506)	(587,809)	(361,892)	(44,844)	(4,369,051)	(281,836)	(4,650,887)
Total assets	79,776,369	45,042,635	38,250,664	929,031	163,998,699	93,640	164,092,339
Depreciation and amortization	3,261,892	639,289	70,926	32,962	4,005,069	—	4,005,069
Capital expenditures	—	—	—	—	—	—	—

Three-Month Period Ended March 31, 2024	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,146,197	$116,671	$—	$44,194	$1,307,062	$—	$1,307,062
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income expense	(4,782,815)	(75,092)	(314,824)	(27,709)	(5,200,440)	(68,979)	(5,269,419)
Income tax (expense) benefit	1,198,071	—	71,989	—	1,270,060	—	1,270,060
Loss from operations after income taxes (expense) benefit	(3,584,744)	(75,092)	(242,835)	(27,709)	(3,930,380)	(68,979)	(3,999,359)
Total assets	100,370,933	11,517,576	107,776,242	1,912,377	221,577,128	250,287	221,827,415
Depreciation and amortization	4,449,468	181,891	68,357	33,759	4,733,475	—	4,733,475
Capital expenditures	—	—	—	—	—	—	—

*	Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2025(Restated)	2024
Total segment operating loss	$(4,369,051)	$(5,200,440)
Corporate costs	(281,836)	(68,979)
Unrealized gain (loss) on translation of intercompany balance	—	—
Loss from operations	(4,650,887)	(5,269,419)
Other income, net	(19,293)	7,227
Loss before taxes	$(4,670,180)	$(5,262,192)

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2025.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$196	$58	$—	$254	15.8%
2	Shandong Brother Technology Limited	193	36	—	229	14.3%
3	Shouguang Weidong Chemical Company Limited	197	28	—	225	14.0%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$195	$—	$—	$195	12.1%

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$134	$63	$—	$197	15.1%
2	Shouguang Weidong Chemical Company Limited	135	26	—	161	12.3%
3	Shandong Brother Technology Limited	133	28	—	161	12.3%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$135	$—	$—	$135	10.3%

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 21 - SUBSEQUENT EVENT

The Company evaluated subsequent events through the date on which these condensed consolidated financial statements were available to be issued.

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

NOTE 21 - SUBSEQUENT EVENT – Continued

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

Because the Company had not filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, Nasdaq notified the Company on August 28, 2026 that the Company had incurred an additional delinquency under Nasdaq Listing Rule 5250(c)(1) (the “Rule”). On August 28, 2026, the Company submitted an updated compliance plan to Nasdaq requesting additional time to file this Quarterly Report.

On September 2, 2026, Nasdaq granted the Company an additional exception period and required the Company to file this Quarterly Report on or before October 12, 2026. Nasdaq stated that, if the Company failed to file this Quarterly Report by that date, Nasdaq Staff may provide written notification that the Company’s securities are subject to delisting. The Company may have the right to appeal a delisting determination to a Nasdaq Hearings Panel.

There were no other subsequent events requiring recognition or disclosure in these condensed consolidated financial statements.

NOTE 22 –RESTATEMENT

The Company restates its previously released unaudited condensed consolidated financial statements for the three months ended March 31, 2025, and incorporate them into the 2025 Quarterly Report “10-Q Form Report” (the “Restatement”). This restatement is due to the discovery of errors related to the reclassification of buildings without property ownership certificates in fixed assets.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 22 –RESTATEMENT – Continued

The effects of the restatement on the consolidated balance sheet as of December 31, 2024, are summarized in the following table:

	December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
Current Assets
Cash	$10,075,162	—		$10,075,162
Accounts receivable, net	564,523	—		564,523
Inventories, net	315,371	—		315,371
Prepayments and deposits, net	6,376,656	—		6,376,656
Amount due from related parties	25,040	—		25,040
Other receivables	94,074	—		94,074
Total current assets	17,450,826	—		17,450,826
Non-Current Assets
Property, plant and equipment, net	136,143,177	(46,712,127)	(b)	89,431,050
Finance lease right-of-use assets	76,868	45,078,420	(b)	45,155,288
Operating lease right-of-use assets	6,169,855	—		6,169,855
Prepaid land leases, net of current portion	9,615,269	—		9,615,269
Deferred tax assets, net	—	—		—
Total non-current assets	152,005,169	(1,633,707)		150,371,462
Total Assets	169,455,995	(1,633,707)		167,822,288

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$14,323,458	(7,878,181)	(c)	$6,445,277
Taxes payable-current	113,999	—		113,999
Amount due to related parties	2,584,808	—		2,584,808
Finance lease liabilities, current portion	217,743	3,124,550	(c)	3,342,293
Operating lease liabilities, current portion	491,850	—		491,850
Total current liabilities	17,731,858	(4,753,631)		12,978,227
Non-Current Liabilities
Finance lease liabilities, net of current portion	1,075,865	4,014,019	(c)	5,089,884
Operating lease liabilities, net of current portion	6,941,602	—		6,941,602
Total non-current liabilities	8,017,467	4,014,019		12,031,486
Total Liabilities	25,749,325	(739,612)		25,009,713

Commitment and Contingencies	—	—		—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—		—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,120,145 shares issued; and 1,091,562 shares outstanding as of December 31, 2024	24,623	(24,063)	(a)	560
Treasury stock; 28,583 shares as of December 31, 2024 at cost	(1,372,673)	—		(1,372,673)
Additional paid-in capital	101,688,262	24,063	(a)	101,712,325
Share to be issued	194,700	—		194,700
Retained earnings unappropriated	37,358,804	(964,920)	(d)	36,393,884
Retained earnings appropriated	26,667,097	—		26,667,097
Accumulated other comprehensive loss	(20,854,143)	70,825	(e)	(20,783,318)
Total Stockholders’ Equity	143,706,670	(894,095)		142,812,575
Total Liabilities and Stockholders’ Equity	$169,455,995	(1,633,707)		$167,822,288

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 22 –RESTATEMENT – Continued

The effects of the restatement on the consolidated balance sheet as of March 31, 2025 are summarized in the following table:

	March 31, 2025
	As Previously Reported	Restatement	Note	As Restated
Current Assets
Cash	$8,523,045	—		$8,523,045
Accounts receivable, net	2,114,222	—		2,114,222
Inventories, net	455,059	—		455,059
Prepayments and deposits, net	6,393,161	—		6,393,161
Amount due from related parties	25,076	—		25,076
Other receivables	126,050	—		126,050
Total current assets	17,636,613	—		17,636,613
Non-Current Assets
Property, plant and equipment, net	132,341,321	(46,006,663)	(b)	86,334,658
Finance lease right-of-use assets	75,721	44,369,063	(b)	44,444,784
Operating lease right-of-use assets	6,050,429	—		6,050,429
Prepaid land leases, net of current portion	9,625,855	—		9,625,855
Deferred tax assets, net	—	—		—
Total non-current assets	148,093,326	(1,637,600)		146,455,726
Total Assets	165,729,939	(1,637,600)		164,092,339

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$11,656,665	(4,788,640)	(c)	$6,868,025
Taxes payable-current	276,516	—		276,516
Amount due to related parties	2,586,422	—		2,586,422
Finance lease liabilities, current portion	239,771	—		239,771
Operating lease liabilities, current portion	498,483	—		498,483
Total current liabilities	15,257,857	(4,788,640)		10,469,217
Non-Current Liabilities
Finance lease liabilities, net of current portion	1,077,412	4,058,910	(c)	5,136,322
Operating lease liabilities, net of current portion	6,809,843	—		6,809,843
Total non-current liabilities	7,887,255	4,058,910		11,946,165
Total Liabilities	23,145,112	(729,730)		22,415,382

Commitment and Contingencies	—	—		—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—		—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,382,114 shares issued; and 1,353,531 shares outstanding as of March 31, 2025	25,934	(25,243)	(a)	691
Treasury stock; 28,583 shares as of March 31, 2025 at cost	(1,372,673)	—		(1,372,673)
Additional paid-in capital	105,167,292	25,243	(a)	105,192,535
Retained earnings unappropriated	32,729,304	(1,005,600)	(d)	31,723,704
Retained earnings appropriated	26,667,097	—		26,667,097
Accumulated other comprehensive loss	(20,632,127)	97,730	(e)	(20,534,397)
Total Stockholders’ Equity	142,584,827	(907,870)		141,676,957
Total Liabilities and Stockholders’ Equity	$165,729,939	(1,637,600)		$164,092,339

The following descriptions of the restatement adjustments to the balance sheet excludes a description of adjustments previously identified and concluded as immaterial that were also corrected as part of the restatement.

(a)	The change in common stock and additional paid-in capital is due to the Company’s 1-for-10 reverse stock split on October 27, 2025.

(b)	As of December 31, 2024, in the fixed assets, the original value of the buildings subject to reclassification amounted to $68,476,868. The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as “leasehold improvements” in the property, plant and equipment, with an original value of $3,507,367. The leased portion was reclassified as finance lease right-of-use assets, with an original value of $64,189,590, accumulated amortization of $19,111,170, and a net value of $45,078,720.

As of March 31, 2025, in the fixed assets, the original value of the buildings subject to reclassification amounted to $68,575,318. The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as “leasehold improvements” in the property, plant and equipment, with an original value of $3,512,410. The leased portion was reclassified as finance lease right-of-use assets, with an original value of $64,281,876, accumulated amortization of $19,912,813, and a net value of $44,369,063.

(c)	As of December 31, 2024, the amount of $7,878,181 in accounts payable and accrued expenses was reclassified as finance lease liability relating to the salt pans. The reclassified amount of finance lease liabilities including the current portion of $3,124,550 and the non-current portion of $4,014,019.

As of March 31, 2025, the amount of $4,769,747 in accounts payable and accrued expenses was reclassified as finance lease liability relating to the salt pans. The reclassified amount of finance lease liabilities including the non-current portion of $4,058,910.

(d)	Regarding the decrease in retained earnings unappropriated, the main reasons was the increase in expenses. The increase in expenses is mainly due to the reclassification of the financial lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(e)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 22 –RESTATEMENT – Continued

The effects of the restatement on the consolidated statement of operations income (loss) for the three months ended March 31, 2024, are summarized in the following table:

	March 31, 2024
	As Previously Reported	Restatement	Note	As Restated
NET REVENUE	$1,307,062	—		$1,307,062

OPERATING COSTS AND EXPENSE
Cost of revenues	(2,119,845)	—		(2,119,845)
Sales and marketing expenses	(4,491)	—		(4,491)
Direct labor and factory overheads incurred during plant shutdown	(3,734,689)	—		(3,734,689)
General and administrative expenses	(717,456)	—		(717,456)
TOTAL OPERATING COSTS AND EXPENSE	(6,576,481)	—		(6,576,481)

LOSS FROM OPERATIONS	(5,269,419)	—		(5,269,419)

OTHER INCOME (EXPENSE)
Interest expense	(24,830)	—		(24,830)
Interest income	36,060	—		36,060
Other expense, net	(4,003)	—		(4,003)
TOTAL OTHER INCOME, NET	7,227	—		7,227

LOSS BEFORE INCOME TAXES	(5,262,192)	—		(5,262,192)

INCOME TAX EXPENSE	1,270,060	—		1,270,060
NET LOSS	$(3,992,132)	—		$(3,992,132)

COMPREHENSIVE LOSS:
NET LOSS	$(3,992,132)	—		$(3,992,132)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	(393,867)	—		(393,867)
TOTAL COMPREHENSIVE LOSS	$(4,385,999)	—		$(4,385,999)

BASIC AND DILUTED LOSS PER SHARE:	$(0.37)	(3.29)	(c)	$(3.66)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	$10,726,924	(9,635,362)	(c)	$1,091,562

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 22 –RESTATEMENT – Continued

The effects of the restatement on the consolidated statement of operations income (loss) for the three months ended March 31, 2025, are summarized in the following table:

	March 31, 2025
	As Previously Reported	Restatement	Note	As Restated
NET REVENUE	$1,604,447	—		$1,604,447

OPERATING COSTS AND EXPENSE
Cost of revenues	(1,594,270)	(3,194)	(a)	(1,597,464)
Sales and marketing expenses	(5,053)	—		(5,053)
Direct labor and factory overheads incurred during plant shutdown	(3,225,808)	—		(3,225,808)
General and administrative expenses	(1,389,523)	(37,486)	(a)	(1,427,009)
TOTAL OPERATING COSTS AND EXPENSE	(6,214,654)	(40,680)		(6,255,334)

LOSS FROM OPERATIONS	(4,610,207)	(40,680)		(4,650,887)

OTHER INCOME (EXPENSE)
Interest expense	(21,722)	—		(21,722)
Interest income	2,429	—		2,429
TOTAL OTHER INCOME, NET	(19,293)	—		(19,293)

LOSS BEFORE INCOME TAXES	(4,629,500)	(40,680)		(4,670,180)

INCOME TAX EXPENSE	—	—		—
NET LOSS	$(4,629,500)	(40,680)		$(4,670,180)

COMPREHENSIVE LOSS:
NET LOSS	$(4,629,500)	(40,680)		$(4,670,180)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	222,016	26,905	(b)	248,921
TOTAL COMPREHENSIVE LOSS	$(4,407,484)	(13,775)		$(4,421,259)

BASIC AND DILUTED LOSS PER SHARE	$(0.40)	(3.53)	(c)	$(3.93)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	11,685,431	(10,498,018)	(c)	1,187,413

The following descriptions of the restatement adjustments to the statement of operations exclude a description of adjustments previously identified and concluded as immaterial they were also corrected as part of the restatement.

(a)	The increase in cost of revenue and general and administrative expenses were due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(b)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

(c)	The change in basic and diluted loss per share is due to the Company’s 1-for-10 reverse stock split on October 27, 2025.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 22 –RESTATEMENT – Continued

The effects of the restatement on the consolidated statement of stockholders’ deficit for the three months ended March 31, 2024 are summarized in the following table:

	Common stock
	Restatement	Number of shares	Number of shares	Number of treasury		Treasury	Additional paid-in	Retained earnings	Retained earnings	Accumulated other comprehensive
	Reference	issued	outstanding	stock	Amount	stock	capital	unappropriated	appropriated	Income(loss)	Total
THREE MONTHS ENDED MARCH 31, 2024 (As Previously Reported)
BALANCE AT DECEMBER 31, 2023		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Currency translation adjustment		—	—	—	—	—	—	—	—	(393,867)	(393,867)
Net loss for three months ended March 31, 2024		—	—	—	—	—	—	(3,992,132)	—	—	(3,992,132)
BALANCE AT MARCH 31, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$101,688,262	$92,302,124	$26,667,097	$(18,447,136)	$200,862,297
THREE MONTHS ENDED MARCH 31, 2024 (Restatement Impact)
BALANCE AT DECEMBER 31, 2023	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	$—	$24,063	$—	$—	$—	$—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	—
Net loss for three months ended March 31, 2024		—	—	—	—	—	—	—	—	—	—
BALANCE AT MARCH 31, 2024	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	$—	$24,063	$—	$—	$—	$—
THREE MONTHS ENDED MARCH 31, 2024 (As Restated)
BALANCE AT DECEMBER 31, 2023		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Currency translation adjustment		—	—	—	—	—	—	—	—	(393,867)	(393,867)
Net loss for three months ended March 31, 2024		—	—	—	—	—	—	(3,992,132)	—	—	(3,992,132)
BALANCE AT MARCH 31, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$92,302,124	$26,667,097	$(18,447,136)	$200,862,297

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 22 –RESTATEMENT – Continued

The effects of the restatement on the consolidated statement of stockholders’ deficit for the three months ended March 31, 2025 are summarized in the following table:

		Common stock
		Number	Number	Number							Accumulated
	Restatement	of shares	of shares	of treasury		Treasury	Share to be	Additional paid-in	Retained earnings	Retained earnings	other comprehensive
	Reference	issued	outstanding	stock	Amount	stock	issued	capital	unappropriated	appropriated	Income(loss)	Total
THREE MONTHS ENDED MARCH 31, 2025 (As Previously Reported)
BALANCE AT DECEMBER 31, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$194,700	$101,688,262	$37,358,804	$26,667,097	$(20,854,143)	$143,706,670
Restricted shares to be issued for service		2,619,694	2,619,694	—	1,311	—	(194,700)	3,479,030	—	—	—	3,285,641
Acquisition of assets		—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	222,016	222,016
Net loss for three months ended March 31, 2025		—	—	—	—	—	—	—	(4,629,500)	—	—	(4,629,500)
BALANCE AT MARCH 31, 2025		13,632,448	13,346,618	285,830	$25,934	$(1,372,673)	$—	$105,167,292	$32,729,304	$26,667,097	$(20,632,127)	$142,584,827
THREE MONTHS ENDED MARCH 31, 2025 (Restatement Impact)
BALANCE AT DECEMBER 31, 2024	(a)(b)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	$—	$—	$24,063	$(964,920)	$—	$70,825	$(894,095)
Restricted shares to be issued for service	(d)	(2,563,694)	(2,563,694)	—	(1,283)	—	—	(3,088,258)	—	—	—	(3,089,541)
Acquisition of assets	(d)	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	(c)	—	—	—	—	—	—	—	—	—	26,905	26,905
Net loss for three months ended March 31, 2025	(b)	—	—	—	—	—	—	—	(40,680)	—	—	(40,680)
BALANCE AT MARCH 31, 2025	(a)(b)	(12,250,334)	(11,993,087)	(257,247)	$(25,243)	$—	$—	$25,243	$(1,005,600)	$—	$97,730	$(907,870)
THREE MONTHS ENDED MARCH 31, 2025 (As Restated)
BALANCE AT DECEMBER 31, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares to be issued for service		56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of assets		205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment		—	—	—	—	—	—	—	—	—	248,921	248,921
Net loss for three months ended March 31, 2025		—	—	—	—	—	—	—	(4,670,180)	—	—	(4,670,180)
BALANCE AT MARCH 31, 2025		1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$31,723,704	$26,667,097	$(20,534,397)	$141,676,957

The following descriptions of the restatement adjustments to the consolidated statement of stockholders’ deficit excludes a description of adjustments previously identified and concluded as immaterial the were also corrected as part of the restatement.

(a)	The change in common stock and additional paid-in capital is due to the Company’s 1-for-10 reverse stock split on October 27, 2025.

(b)	Regarding the decrease in retained earnings unappropriated, the main reason was that cost of revenue and general and administrative expenses increased. The increase of expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(c)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

(d)	The amount of $3,089,541 originally classified as restricted shares to be issued for service was reclassified to acquisition of assets, as the shares were issued in connection with the asset acquisition.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 22 –RESTATEMENT – Continued

The effects of the restatement on the consolidated statement of cash flows for the three months ended March 31, 2024, are summarized in the following table:

	March 31, 2024
	As Previously Reported	Restatement	Note	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,992,132)	—		$(3,992,132)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization on capital lease	24,830	—		24,830
Depreciation and amortization	4,733,475	(313,941)	(a)	4,419,534
Deferred tax asset	(1,270,060)	—		(1,270,060)
Amortization of operating lease right-of-use asset	217,345	—		217,345
Amortization of finance lease right-of-use asset	—	313,941	(a)	313,941
Changes in assets and liabilities
Accounts receivable	(402,545)	—		(402,545)
Inventories	(57,859)	—		(57,859)
Prepayment and deposits	(44,903)	—		(44,903)
Advance from customers	(36,222)	—		(36,222)
Other receivables	(774)	—		(774)
Accounts and other payable and accrued expenses	(17,847)	—		(17,847)
Taxes payable	(257,766)	—		(257,766)
Lease liabilities	(226,018)	—		(226,018)
Net cash used in operating activities	(1,330,476)	—		(1,330,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—		—

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities	—	—		—

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(131,622)	—		(131,622)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,462,098)	—		(1,462,098)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	72,223,894	—		72,223,894
CASH AND CASH EQUIVALENTS - END OF YEAR	$70,761,796	—		$70,761,796

	March 31, 2024
	As Previously Reported	Restatement	Note	As Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$481,153	—		$481,153
Interest paid	$24,830	—		$24,830

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 22 –RESTATEMENT – Continued

The effects of the restatement on the consolidated statement of cash flows for the three months ended March 31, 2025, are summarized in the following table:

	March 31, 2025
	As Previously Reported	Restatement	Note	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,629,500)	(40,680)	(b)	$(4,670,180)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization on capital lease	21,722	39,135	(a)	60,857
Depreciation and amortization	4,003,524	(774,157)	(a)	3,229,367
Stock-based compensation expense	196,100	—		196,100
Amortization of operating lease right-of-use asset	217,801	—		217,801
Amortization of finance lease right-of-use asset	—	775,702	(a)	775,702
Changes in assets and liabilities:
Accounts receivable	(1,549,443)	—		(1,549,443)
Inventories	(139,285)	—		(139,285)
Prepayment and deposits	(7,340)	—		(7,340)
Other receivables	(31,987)	—		(31,987)
Accounts and other payable and accrued expenses	401,190	—		401,190
Taxes payable	162,411	—		162,411
Lease liabilities	(225,321)	—		(225,321)
Net cash used in operating activities	(1,580,128)	—		(1,580,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—		—

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities	—	—		—

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	28,011	—		28,011
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,552,117)	—		(1,552,117)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	10,075,162	—		10,075,162
CASH AND CASH EQUIVALENTS - END OF YEAR	$8,523,045	—		$8,523,045

	March 31, 2025
	As Previously
	Reported	Restatement	Note	As Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$77,386	—		$77,386
Interest paid	$21,722	39,135	(a)	$60,857

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 22 –RESTATEMENT – Continued

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The following descriptions of the restatement adjustments to the statement of cash flows excludes a description of adjustments previously identified and concluded as immaterial that were also corrected as part of the restatement.

(a)	This restatement is due to the reclassification of buildings without property ownership certificates in fixed assets. The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as “leasehold improvements” in the property, plant and equipment. The leased portion was reclassified as finance lease right-of-use assets.

(b)	Regarding the increase in net loss, the main reason was that cost of revenue and general and administrative expenses increased. The increase in expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

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

The Company is still waiting for governmental approval for factories No.2 and No.10. To its knowledge, the government is currently completing its planning process for all mining areas including that for prevention of flood. As a result, the Company may be required to make some modifications to our current wells and aqueducts prior to commencement of operations of these factories to satisfy the local government’s requirements.

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

On June 26, 2024, SHSI entered into an acquisition agreement with Seller A, pursuant to which Seller A agrees to transfer to SHSI, and SHSI agrees to purchase, 2,380,000 square meters of crude salt field (including the land lease fee) for RMB54.40 per square meter, with the total transfer price of RMB129,472,000. The term of transfer is from June 29, 2024 to June 28, 2044. 80% of the transfer price shall be paid upon the execution of the agreement, and the remaining 20% shall be paid in shares of common stock of the Company within three months from the date of the agreement after SHSI has inspected the and accepted the crude salt field in writing. Subsequently, on December 17, 2024, the parties entered into an amendment to the agreement, pursuant to which the Article 2. 2 of the agreement has been amended as follows: eighty percent (80%) of the total amount, equaling RMB103,577,600 had been paid on the date of signing the contract by both parties. The remaining RMB25,894,400 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB10,357,800 shall be paid in shares, calculated on a per share price of US$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller A or Seller A’s designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

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

On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller C, pursuant to which the Article 2. 2 of the agreement has been amended as follows: Eighty percent (80%) of the total amount, equaling RMB35,311,680 had been paid on the date of signing the contract by both parties. The remaining RMB8,827,920 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB3,531,168 shall be paid in shares, calculated on a per share price of US$1.5 per, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller C or Seller C’s designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller D, pursuant to which the Article 2. 2 of the agreement has been amended as follows: Eighty percent (80%) of the total amount, equaling RMB 16,632,000 had been paid on the date of signing the contract by both parties. The remaining RMB 4,158,000 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB1,663,200 shall be paid in shares, calculated on a per share price ofUS$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller D or Seller D’s designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller E, pursuant to which the Article 2. 2 of the agreement has been amended as follows: Eighty percent (80%) of the total amount, equaling RMB36,628,320 had been paid on the date of signing the contract by both parties. The remaining RMB9,157,080 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB3,662,832 shall be paid in shares, calculated on a per share price of US$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller E or Seller E’s designated party within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash by SHSI to Seller E before December 31, 2028.

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

Recent Developments

Nasdaq Compliance

On May 6, 2025, the Company was notified by the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Staff granted the Company’s request to transfer the listing of its common stock, par value $0.0005 per share (the “Common Stocks”), from The Nasdaq Global Select Market tier to The Nasdaq Capital Market tier, and that the Staff granted the Company’s request for a second 180-calendar day period, or until November 3, 2025 (the “Second Compliance Period”), to regain compliance with the $1.00 bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). To regain compliance with such minimum price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. The transfer of the listing of the Common Stocks from The Nasdaq Global Select Market to The Nasdaq Capital Market took effect with the open of business on May 8, 2025. The transfer is not expected to impact trading in the Common Stocks, which will continue to trade on Nasdaq under the symbol “GURE.”

As previously announced, on November 5, 2024, the Staff notified the Company that the bid price for the Common Stocks had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company no longer satisfied Nasdaq Listing Rule 5450(a) (1), the minimum bid price requirement applicable to The Nasdaq Global Select Market issuers. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded an initial 180-calendar day grace period, through May 5, 2025, to regain compliance with the minimum bid price requirement.

Issuers listed on The Nasdaq Global Select Market are not eligible for a second 180-day grace period under the Nasdaq Listing Rules. However, based upon the Company’s compliance with the various criteria required under Nasdaq Listing Rule 5810(c)(3)(A)(ii) to obtain a second 180-day grace period applicable to issuers listed on The Nasdaq Capital Market, the Company applied to transfer the listing of its Common Stocks to The Nasdaq Capital Market. As noted above, the Staff approved the Company’s transfer application on May 6, 2025.

The Company intends to closely monitor the closing bid price for its Common Stocks and consider all available options to timely remedy the bid price deficiency. If at any time during the Second Compliance Period, the closing bid price of the Common Stocks is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide the Company with written confirmation of compliance and the matter will be closed, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

The Company can give no assurance that it will regain or demonstrate compliance during the Second Compliance Period. If the Company is not able to demonstrate compliance with the minimum bid price requirement by November 3, 2025, or the Company does not comply with the terms of the extension, the Staff will provide written notification to the Company that the Common Stocks will be delisted. At that time, the Company may appeal the Staff’s determination to the Nasdaq Hearings Panel (the “Panel”). The Company’s appeal request would stay any delisting action by the Staff at least pending a hearing before the Panel and the expiration of any extension that may be granted by the Panel to the Company following the hearing.

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

Comparison of the Three-Month Periods Ended March 31, 2025 and 2024

	Three-Month Period Ended March 31, 2025 (Restated)	Three-Month Period Ended March 31, 2024	Percent Change Increase/ (Decrease)
Net revenue	$1,604,447	$1,307,062	23%
Cost of revenue	(1,597,464)	(2,119,845)	(25%)
Gross profit (loss)	6,983	(812,783)	101%
Sales and marketing expenses	(5,053)	(4,491)	13%
Direct labor and factory overheads incurred during plant shutdown	(3,225,808)	(3,734,689)	(14%)
General and administrative expenses	(1,427,009)	(717,456)	99%
Loss from operations	(4,650,887)	(5,269,419)	(12%)
Interest expense	(21,722)	(24,830)	(13%)
Interest income	2,429	36,060	(93%)
Other expense, net	—	(4,003)	(100%)
Loss before taxes	(4,670,180)	(5,262,192)	(11%)
Income tax benefit	—	1,270,060	(100%)
Net loss	$(4,670,180)	$(3,992,132)	17%

Net Revenue. The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended March 31, 2025 compared to the same period in 2024:

	Net Revenue by Segment
	Three-Month Period Ended		Three-Month Period Ended		Percent Change
	March 31, 2025		March 31, 2024		Increase/ (Decrease)
Segment		% of total		% of total
Bromine	$1,481,869	92%	$1,146,197	88%	29%
Crude Salt	122,578	8%	116,671	9%	5%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	44,194	3%	(100%)
Total sales	$1,604,447	100%	$1,307,062	100%	23%

	Three-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	March 31, 2025	March 31, 2024	Increase/ (Decrease)
Bromine (excluded volume sold to SYCI)	402	451	(11%)
Crude Salt	4,733	4,071	16%

Bromine segment

For the three-month periods ended March 31, 2025 and 2024, the net revenue for the bromine segment was $1,481,869 and $1,146,197, respectively. This increase was due to the 11% decrease in tonnes sold and a 45% increase in average selling price.

Crude salt segment

For the three-month periods ended March 31, 2025 and 2024, the net revenue for the crude salt was $122,578 and $116,671, respectively. This increase was due to the 16% increase in tonnes sold and a 10% decrease in average selling price.

Chemical products segment

For the three-month periods ended March 31, 2025 and 2024, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month periods ended March 31, 2025 and 2024, the net revenue for the natural gas production was $0 and $44,194, respectively.

Cost of Revenue

	Cost of Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2025 (Restated)		March 31, 2024		Revenue
Segment		% of total		% of total
Bromine	$1,533,224	96%	$2,072,752	98%	(26%)
Crude Salt	64,240	4%	46,894	2%	37%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	199	—	(100%)
Total	$1,597,464	100%	$2,119,845	100%	(25%)

Cost of revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of revenue was $1,597,464 for the three-month period ended March 31, 2025, representing a $522,381 (or 25%) decrease compared to the preceding year.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended March 31, 2024	31,506	17%
Three-month period ended March 31, 2025	31,506	15%
Variance of the three-month periods ended March 31, 2025 and 2024	—	(2%)

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

Cost of revenue for our bromine segment for the three-month periods ended March 31, 2025 and 2024 was $1,533,224 and $2,072,752, respectively.

Crude salt segment

Cost of revenue for our crude salt segment for the three-month periods ended March 31, 2025 and 2024 was $64,240 and $46,894, respectively.

Chemical products segment

Cost of revenue for our chemical products segment for the three-month periods ended March 31, 2025 and 2024 was $0.

Natural gas segment

Cost of revenue for our natural gas segment for the three-month periods ended March 31, 2025 and 2024 was $0 and $199, respectively.

Gross Profit (Loss). Gross profit was $6,983, or 0.4%, of net revenue for three-month period ended March 31, 2025 compared to loss $812,783, or 62% of net revenue for three-month period ended March 31, 2024.

	Gross Profit (Loss) by Segment				% Point Change of Gross
	Three-Month Period Ended		Three-Month Period Ended		Profit (Loss)
	March 31, 2025 (Restated)		March 31, 2024		Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$(51,355)	(3.5%)	$(926,555)	(81%)	77.5%
Crude Salt	58,338	47.6%	69,777	60%	(12.4%)
Chemical Products	—	—	—	—	—
Natural Gas	—	—	43,995	100%	(100%)
Total Gross Profit (Loss)	$6,983	0.4%	$(812,783)	(62%)	62.4%

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

Crude salt segment

For the three-month period ended March 31, 2025, the gross profit margin for our crude salt segment was 47.6%, compared to 60% in the same period in 2024, representing a 12.4% decrease. For the three-month period ended March 31, 2025, the average selling price of raw salt decreased by 10% compared to the three-month period ended March 31, 2024.

Natural gas segment

For the three-month period ended March 31, 2025, the gross profit margin for our natural gas segment was 0%, compared to 100% in the same period in 2024.

Sales and Marketing Expenses. Sales and marketing expenses were $5,053 for the three-month period ended March 31, 2025, an increase of $562 (or 13%) as compared to $4,491 for the same period in 2024.

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

General and Administrative Expenses. General and administrative expenses were $1,427,009 for the three-month period ended March 31, 2025, an increase of $709,553 (or 99%) as compared to $717,456 for the same period in 2024.

Loss from Operations. Loss from operations was $4,650,887 the three-month period ended March 31, 2025, compared to loss from operation of $5,269,419 in the same period in 2024.

	Loss from Operations by Segment
	Three-Month Period Ended March 31, 2025 (Restated)		Three-Month Period Ended March 31, 2024
Segment:		% of total		% of total
Bromine	$(3,374,506)	77%	$(4,782,815)	92%
Crude Salt	(587,809)	14%	(75,092)	1%
Chemical Products	(361,892)	8%	(314,824)	6%
Natural Gas	(44,844)	1%	(27,709)	1%
Loss from operations before corporate costs	(4,369,051)	100%	(5,200,440)	100%
Corporate cost	(281,836)		(68,979)
Unrealized gain (loss) on translation of intercompany balance	—		—
Loss from operations	$(4,650,887)		$(5,269,419)

Bromine segment

Loss from operations from our bromine segment was $3,374,506 for the three-month period ended March 31, 2025, compared to loss from operations of $4,782,815 in the same period in 2024. This decrease was due to the a 45% increase in average selling price partially offset by a decrease of 11% in tonnes sold.

Crude salt segment

Loss from operations from our crude salt segment was $587,809 for the three-month period ended March 31, 2025, compared to loss from operations of $75,092 in the same period in 2024. The main reason for the increase in depreciation and amortization.

Chemical products segment

Loss from operations from our chemical products segment was $361,892 for the three-month period ended March 31, 2025, compared to loss from operations of $314,824 in the same period in 2024.

Natural gas segment

Loss from operations from our natural gas segment was $44,844 for the three-month period ended March 31, 2025, compared to loss from operations of $27,709 in the same period in 2024.

Interest Income. Interest income of $2,429 mainly represented bank interest income for the three-month period ended March 31, 2025, a decrease of $33,631 as compared to the same period in 2024.

Interest Expenses. Interest expense of $21,722 represented interest on finance lease for the three-month period ended March 31, 2025, a decrease of $3,108 as compared to the same period in 2024.

Other Expense, net. For the three-month period ended March 31, 2025, other expense, net decreased from $4,003 to $0 compared with the same period of 2024.

Net Loss. Net loss was $4,670,180 for the three-month period ended March 31, 2025, compared to a net loss of $3,992,132 in the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, cash and cash equivalents were $8,523,045 as compared to $10,075,162 as of December 31, 2024. The components of this decrease of $1,552,117 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2025 (Restated)	2024
Net cash used in operating activities	$(1,580,128)	$(1,330,476)
Net cash used in investing activities	$—	$—
Net cash provided by financing activities	$—	$—
Effects of exchange rate changes on cash and cash equivalents	$28,011	$(131,622)
Net increase(decrease) in cash and cash equivalents	$(1,552,117)	$(1,462,098)

For the three-month period ended March 31, 2025, we met our working capital and capital investment requirements mainly by using cash on hand.

Net Cash Used in Operating Activities

During the three-month period ended March 31, 2025, cash flow used in operating activities of approximately $1.58 million was mainly due to a net loss of $4.67 million, an increase in accounts receivable of $1.55 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $3.23 million, amortization of finance lease right-of-use asset of $0.78 million and an increase in accrued expenses and other payable of $0.40 million.

During the three-month period ended March 31, 2024, cash flow used in operating activities of approximately $1.33 million was mainly due to a net loss of $3.99 million, an increase in accounts receivable of $0.4 million, a non-cash adjustment related to deferred taxes of $1.27 million, offset by depreciation and amortization expenses of $4.42 million.

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

Inventories

Our inventory consists of the following:

	March 31, 2025		December 31, 2024
		% of total		% of total
Raw materials	$41,865	9%	$10,610	3%
Finished goods	413,194	91%	304,761	97%
Total	$455,059	100%	$315,371	100%

The net inventory level as of March 31, 2025 increased by $139,688(or 44%), as compared to the net inventory level as of December 31, 2024. The increase in inventory goods is an estimate that market demand may rise.

Raw materials increased by $31,255 as of March 31, 2025 as compared to December 31, 2024.

Our finished goods increased by $108,433 as of March 31, 2025 as compared to December 31, 2024.

Net Cash Used in Investing Activities

We have no investing activities for the three-month periods ended March 31, 2025 and 2024.

Net Cash Provided by Financing Activities

We have no financing activities for the three-month periods ended March 31, 2025 and 2024.

We believe that our available funds and cash flow generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they fall due in the next twelve (12) months.

We had available cash of approximately $8.52 million on March 31, 2025, most of which is in highly liquid current deposits which earn no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Additional information regarding our contractual obligations and commitments on March 31, 2025 is provided in the notes to our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

The four paragraphs below constitute the complete amended Item 4 and may be substituted directly for the corresponding disclosure in the Original Report.

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

We have carried out an evaluation, as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level because the material weaknesses in our internal control over financial reporting described in Item 4(b) below had not been remediated as of March 31, 2025. As described in Item 4(b), those material weaknesses relate to (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP, (ii) ineffective oversight of our financial reporting and internal control by those charged with governance, and (iii) inadequate design of internal control over the preparation of the financial statements being audited. Those deficiencies affected our ability to accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis so as to permit timely decisions regarding required disclosure.

Notwithstanding the conclusion described above, our management believes, based on the procedures described below and the additional procedures we performed in connection with the preparation of this Amendment, that the consolidated financial statements and other financial information included in our Quarterly Report on Form 10-Q for the three months period ended March 31, 2025 fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

Since the material weaknesses described above were identified, our management has implemented, and continues to implement, the compensating measures and remediation actions described in Item 4(b) below. These measures are designed to provide additional assurance regarding the accuracy and completeness of our disclosures while the material weaknesses remain unresolved. These measures do not, and are not intended to, constitute a remediation of the material weaknesses, and management does not expect that they will prevent or detect all errors or all instances of fraud.

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

In preparing our consolidated financial statements for the three months period ended March 31, 2025, our management identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States, and other significant deficiencies. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses remained as of March 31, 2025. As a result of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions.

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

However, these measures had not been fully implemented as of March 31, 2025, and we have concluded that the material weaknesses in our internal control over financial reporting had not been remediated as of March 31, 2025.Management will consider the material weaknesses remediated only when the relevant controls have been designed and implemented, have operated for a period of time sufficient for management to conclude, through testing, that such controls are operating effectively, and when no additional material weaknesses or significant deficiencies have been identified in the relevant processes. We expect the remediation measures described above to be substantially implemented during the fiscal year ending December 31, 2026，although we can provide no assurance that these measures will be completed within that period. The Audit Committee of our Board of Directors has been, and will continue to be, actively involved in overseeing the implementation of these remediation measures and will receive regular updates on their status.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

According to a Civil Mediation Statement (No. (2025) Lu 0783 Min Chu 2607) issued by the Shouguang People’s Court of Shandong Province on March 17, 2025, Shouguang City Haoyuan Chemical Company Limited (“SCHC”), a wholly owned subsidiary of the Company, owes the plaintiff, Shouguang Chengyu Trading Co., Ltd., a total of RMB 226,825.44 for goods. SCHC is also obligated to make monthly payments of RMB 50,000 to the plaintiff by the 15th of each month, starting in April 2025, until the debt is fully paid off.

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

On May 6, 2025, the Company was notified by the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Staff granted the Company’s request to transfer the listing of its common stock, par value $0.0005 per share (the “Common Stocks”), from The Nasdaq Global Select Market tier to The Nasdaq Capital Market tier, and that the Staff granted the Company’s request for a second 180-calendar day period, or until November 3, 2025 (the “Second Compliance Period”), to regain compliance with the $1.00 bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). To regain compliance with such minimum price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. The transfer of the listing of the Common Stocks from The Nasdaq Global Select Market to The Nasdaq Capital Market took effect with the open of business on May 8, 2025. The transfer is not expected to impact trading in the Common Stocks, which will continue to trade on Nasdaq under the symbol “GURE.”

As previously announced, on November 5, 2024, the Staff notified the Company that the bid price for the Common Stocks had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company no longer satisfied Nasdaq Listing Rule 5450(a)(1), the minimum bid price requirement applicable to The Nasdaq Global Select Market issuers. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded an initial 180-calendar day grace period, through May 5, 2025, to regain compliance with the minimum bid price requirement.

Issuers listed on The Nasdaq Global Select Market are not eligible for a second 180-day grace period under the Nasdaq Listing Rules. However, based upon the Company’s compliance with the various criteria required under Nasdaq Listing Rule 5810(c)(3)(A)(ii) to obtain a second 180-day grace period applicable to issuers listed on The Nasdaq Capital Market, the Company applied to transfer the listing of its Common Stocks to The Nasdaq Capital Market. As noted above, the Staff approved the Company’s transfer application on May 6, 2025.

The Company intends to closely monitor the closing bid price for its Common Stocks and consider all available options to timely remedy the bid price deficiency. If at any time during the Second Compliance Period, the closing bid price of the Common Stocks is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide the Company with written confirmation of compliance and the matter will be closed, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

The Company can give no assurance that it will regain or demonstrate compliance during the Second Compliance Period. If the Company is not able to demonstrate compliance with the minimum bid price requirement by November 3, 2025, or the Company does not comply with the terms of the extension, the Staff will provide written notification to the Company that the Common Stocks will be delisted. At that time, the Company may appeal the Staff’s determination to the Nasdaq Hearings Panel (the “Panel”). The Company’s appeal request would stay any delisting action by the Staff at least pending a hearing before the Panel and the expiration of any extension that may be granted by the Panel to the Company following the hearing.

The Company has provided written notice to Nasdaq with its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

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

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our development;
●	result in negative publicity or increase our operating costs;
●	required significant management time and attention; and
●	subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

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

The Chinese government has exercised and can continue to exercise substantial control to intervene on virtually every sector of the Chinese economy through regulation and state ownership, and as a result, it can influence the manner in which we must conduct our business activities and effect material changes in our operations or the value of the common stock we are registering in this resale. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China- based operating companies whose securities are listed in the U.S., with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditure and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information.

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

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Additionally, governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

PCAOB inspections of auditors located outside of mainland China and Hong Kong have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the PCAOB’s inspection process to improve future audit quality. The lack of PCAOB inspection of audit work undertaken in mainland China and Hong Kong prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors are deprived of the benefits of PCAOB inspections, which could result in limitations or restrictions on our access to the U.S. capital markets.

Furthermore, in recent years, the U.S. Congress and regulatory authorities have continued to express concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. As part of this continued focus on access to audit and other information currently protected by national law, in particular under Chinese law, the United States enacted the HFCAA in December 2020. The HFCAA requires the SEC to identify issuers that have filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction (a “Commission- Identified Issuer”). Under the HFCAA, if the SEC conclusively identifies an issuer as a Commission-Identified Issuer for three consecutive years, the SEC is required to prohibit the trading of the issuer’s securities on a national securities exchange or through any other method that is within the jurisdiction of the SEC to regulate, including over-the counter markets in the United States. Our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our securities being delisted.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF RESOURCES, INC.

Dated: September 30, 2026	By:	/s/ Xiaobin Liu
Xiaobin Liu
Chief Executive Officer

Dated: September 30, 2026	By:	/s/ Min Li
Min Li
Chief Financial Officer

