Form 10-Q/A
period 2025-06-30
GULF RESOURCES, INC.
filed 2026-09-30
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends the Quarterly Report on Form 10-Q of Gulf Resources, Inc. (the “Company”) for the fiscal quarter ended June 30, 2025, as filed with the Securities and Exchange Commission on August 13, 2025 (the “Original Filing”).

This Amendment is being filed in response to comment letters dated July 21, 2025, September 16, 2025, January 28, 2026, May 20, 2026, August 12, 2026 and September 17, 2026 (collectively, the “SEC Comment Letters”) received from the staff of the SEC and relates to matters discussed in the SEC Comment Letters and in the Company’s responses dated August 28, 2025, November 13, 2025, April 30, 2026 and June 1, 2026. Item 1 of Part I in the Form 10-Q is amended by this Amendment to reflect additional information and revised disclosure requested in the SEC Comment Letters to include revised Notes 1, 6, 7, 9, 12, 13, 14, 17, 21 and 22 to the consolidated financial statements. Item 1A of Part II in the Form 10-Q are amended by this Amendment to reflect additional information and revised disclosures regarding recent regulatory developments in China, government regulation, risk factors. The financial statements included in the Original Filing should no longer be relied upon because of the errors described above. No other information in the Original Filing was incorrectly presented, and this Amendment should be read in conjunction with the Original Filing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2025 (Unaudited) (Restated)	December 31, 2024 (Audited) (Restated)
Current Assets
Cash	$7,736,081	$10,075,162
Accounts receivable, net	3,150,850	564,523
Inventories, net	515,013	315,371
Prepayments and deposits, net	8,743,324	6,376,656
Amount due from related parties	25,144	25,040
Other receivable	105,564	94,074
Total Current Assets	20,275,976	17,450,826
Non-Current Assets
Property, plant and equipment, net	83,337,126	89,431,050
Finance lease right-of-use assets	43,788,862	45,155,288
Operating lease right-of-use assets	5,937,515	6,169,855
Prepaid land leases, net of current portion	9,648,863	9,615,269
Deferred tax assets, net	—	—
Total non-current assets	142,712,366	150,371,462
Total Assets	162,988,342	167,822,288

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$6,763,238	$6,445,277
Taxes payable-current	298,037	113,999
Amount due to related parties	2,589,489	2,584,808
Finance lease liabilities, current portion	188,550	3,342,293
Operating lease liabilities, current portion	162,134	491,850
Total Current Liabilities	10,001,448	12,978,227
Non-Current Liabilities
Finance lease liabilities, net of current portion	5,001,392	5,089,884
Operating lease liabilities, net of current portion	6,734,859	6,941,602
Total Non-Current Liabilities	11,736,251	12,031,486
Total Liabilities	21,737,699	25,009,713

Commitment and Loss Contingencies	—	—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,382,114 and 1,120,145 shares issued; and 1,353,531 and 1,091,562 shares outstanding as of June 30, 2025 and December 31, 2024(1)	691	560
Treasury stock; 28,583 shares as of June 30, 2025 and December 31, 2024 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital(1)	105,192,535	101,712,325
Share to be issued	—	194,700
Retained earnings unappropriated	30,909,340	36,393,884
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(20,146,347)	(20,783,318)
Total Stockholders’ Equity	141,250,643	142,812,575
Total Liabilities and Stockholders’ Equity	$162,988,342	$167,822,288

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2025 (Restated)	2024 (Restated)	2025 (Restated)	2024 (Restated)
NET REVENUE	$8,343,785	$2,383,169	$9,948,232	$3,690,231

OPERATING COSTS AND EXPENSE
Cost of revenue	(7,366,702)	(5,112,058)	(8,964,166)	(7,231,903)
Sales and marketing expenses	(14,802)	(13,633)	(19,855)	(18,124)
Direct labor and factory overheads incurred during plant shutdown	(727,774)	(1,714,503)	(3,953,582)	(5,449,192)
General and administrative expenses	(1,025,780)	(689,972)	(2,452,789)	(1,407,428)
TOTAL OPERATING COSTS AND EXPENSE	(9,135,058)	(7,530,166)	(15,390,392)	(14,106,647)

LOSS FROM OPERATIONS	(791,273)	(5,146,997)	(5,442,160)	(10,416,416)

OTHER INCOME (EXPENSE)
Interest expense	(21,674)	(24,814)	(43,396)	(49,644)
Interest income	1,795	34,791	4,224	70,851
Other expense, net	(3,212)	—	(3,212)	(4,003)
Loss on disposal of property, plant and equipment	—	(29,169,008)	—	(29,169,008)
TOTAL OTHER INCOME, NET	(23,091)	(29,159,031)	(42,384)	(29,151,804)

LOSS BEFORE INCOME TAXES	(814,364)	(34,306,028)	(5,484,544)	(39,568,220)

INCOME TAX BENEFIT (EXPENSE)	—	1,208,110	—	2,478,170
NET LOSS	$(814,364)	$(33,097,918)	$(5,484,544)	$(37,090,050)
COMPREHENSIVE LOSS
NET LOSS	$(814,364)	$(33,097,918)	$(5,484,544)	$(37,090,050)
- Foreign currency translation adjustments	388,050	(849,254)	636,971	(1,243,121)
TOTAL COMPREHENSIVE LOSS	$(426,314)	$(33,947,172)	$(4,847,573)	$(38,333,171)

BASIC AND DILUTED LOSS PER SHARE(1):	$(0.60)	$(30.32)	$(4.32)	$(33.98)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES(1):	1,353,531	1,091,562	1,270,931	1,091,562

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY SIX-MONTH PERIOD ENDED JUNE 30, 2025

(Expressed in U.S. dollars)

	Common stock
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock(1)	Amount(1)	Treasury stock	Share to be issued	Additional paid-in capital(1)	Retained earning unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT MARCH 31, 2025 (Unaudited)(Restated)	1,382,114	1,353,531	28,583	$691	$(1,372,673)	—	$105,192,535	$31,723,704	$26,667,097	$(20,534,397)	$141,676,957
Currency translation adjustment	—	—	—	—	—	—	—	—	—	388,050	388,050
Net loss for three-month period ended June 30, 2025	—	—	—	—	—	—	—	(814,364)	—	—	(814,364)
BALANCE AT JUNE 30, 2025 (Unaudited)(Restated)	1,382,114	1,353,531	28,583	$691	$(1,372,673)	—	$105,192,535	$30,909,340	$26,667,097	$(20,146,347)	$141,250,643

	Common stock
	Number of shares issued(1)	Number of shares outstanding((1)	Number of shares stock(1)	Amount(1)	Treasury stock	Additional paid-in capital(1)	Retained earnings unappropriated	Retained earning unappropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT MARCH 31, 2024 (Unaudited)(Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$92,302,124	$26,667,097	$(18,447,136)	$200,862,297
Currency translation adjustment	—	—	—	—	—	—	—	—	(849,254)	(849,254)
Net loss for three-month period ended June 30, 2024	—	—	—	—	—	—	(33,097,918)	—	—	(33,097,918)
BALANCE AT JUNE 30, 2024 (Unaudited) (Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY SIX-MONTH PERIOD ENDED JUNE 30, 2025 (CONTINUED)

(Expressed in U.S. dollars)

	Common stock
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock(1)	Amount(1)	Treasury stock	Share to be issued	Additional paid-in capital(1)	Retained earning unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT DECEMBER 31, 2024 (Audited)(Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares issued for services	56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of assets	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	—	—	—	—	—	—	—	—	—	636,971	636,971
Net loss for six-month period ended June 30, 2025	—	—	—	—	—	—	—	(5,484,544)	—	—	(5,484,544)
BALANCE AT JUNE 30, 2025 (Unaudited)(Restated)	1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$30,909,340	$26,667,097	$(20,146,347)	$141,250,643

	Common stock
	Number of shares issued(1)	Number of shares outstanding(1)	Number of shares stock(1)	Amount(1)	Treasury stock	Additional paid-in capital(1)	Retained earnings unappropriated	Retained earning unappropriated	Accumulated other comprehensive Income(loss)	Total
BALANCE AT DECEMBER 31, 2023 (Audited) (Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Currency translation adjustment	—	—	—	—	—	—	—	—	(1,243,121)	(1,243,121)
Net loss for six- month period ended June 30, 2024	—	—	—	—	—	—	(37,090,050)	—	—	(37,090,050)
BALANCE AT JUNE 30, 2024 (Unaudited)(Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(UNAUDITED)

	Six-Month Period Ended June 30,
	2025(Restated)	2024(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,484,544)	$(37,090,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization on capital lease	121,954	49,644
Depreciation and amortization	6,450,581	8,839,829
Deferred tax asset	—	(2,511,394)
Stock-based compensation expense	196,100	—
Amortization of operating lease right-of-use assets	435,102	440,030
Amortization of finance lease right-of-use assets	1,549,239	627,482
Loss on disposal of property, plant and equipment	—	29,169,008
Changes in assets and liabilities:
Accounts receivable	(2,574,907)	3,108,788
Inventories	(197,631)	160,396
Prepayments and deposits	(2,331,871)	68,895
Advance from customers	—	(27,000)
Other receivables	(11,447)	4,854
Accounts and other payable and accrued expenses	268,175	(2,583,610)
Taxes payable	182,919	(315,782)
Lease liabilities	(743,404)	(753,231)
Net cash used in operating activities	(2,139,734)	(812,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(28,923,642)
Net cash used in investing activities	—	(28,923,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(260,997)	(31,866,665)
Net cash used in financing activities	(260,997)	(31,866,665)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	61,650	(253,907)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,339,081)	(61,856,355)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,075,162	72,223,894
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,736,081	$10,367,539

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Expressed in U.S. dollars)

	Years Ended June 30,
	2025 (Restated)	2024 (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the six-month period ended June 30, 2025 for:
Paid for taxes	$811,828	$886,928
Interest paid	$121,954	$49,644
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

The company assesses its liquidity by monitoring cash and cash equivalents, as well as operating and capital expenditure commitments. As of June 30, 2025, the Company had current assets of $20.28 million and current liabilities of $10.00 million. As a result, the surplus was $10.28 million, but it has suffered losses for the six months ended by June 30, 2025. If it is unable to raise additional funds, it may need to take measures such as cutting administrative and operational costs and saving funds.

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

The Company manufactures and trades bromine through its wholly-owned subsidiary, Shouguang City Haoyuan Chemical Company Limited (“SCHC”); manufactures and trades crude salt through its wholly-owned subsidiary, SHSI; and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly- owned subsidiary, Shouguang Yuxin Chemical Industry Co., Limited (“SYCI”) in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC commenced trial operation in January 2019 but temporarily suspended its production in May 2019, as required by the government to obtain project approval (see Note 1 (c)(iii)).

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

In December 2017, the Company secured from the government the land use rights for its chemical plants located at the Bohai Park and in June 2018, the Company presented a completed construction design draft and other related documents to the local authorities for approval. In January 2020, the Company received the environmental protection approval by the government of Shouguang City, Shandong Province for the proposed Yuxin Chemical factory. The Company began the construction on its new chemical facilities located at Bohai Marine Fine Chemical Industrial Park in June 2020 and basically completed the civil works by the end of June 2021. On November 15, 2021, the Company announced that due to the supply chain issues as well as the electric restrictions in China, the delivery of some equipment, the equipment installation and testing and beginning trial production at the chemical factory had been delayed. On February 22, 2022, the Company announced that discussions with the government have convinced management that the electricity restrictions were eased. Accordingly, the Company contacted its suppliers and expected to have the remainder of the equipment produced and delivered, so the Company can complete installation and begin testing and trial production.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10- 35”Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

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

For the three and six months periods ended June 30, 2025 and 2024, the Company determined that there were no events or circumstances indicating possible impairment of its long-lived assets.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(k)	Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the condensed consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $123,099 and $100,290 for the three- month periods ended June 30, 2025 and 2024, respectively, and totaled $296,584 and $223,413 for the six-month periods ended June 30, 2025 and 2024, respectively.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	June 30, 2025	December 31, 2024

Accounts receivable	$3,180,685	$594,234
Allowance for doubtful debt	(29,835)	(29,711)
Accounts receivable, net	$3,150,850	$564,523

The overall accounts receivable balance as of June 30, 2025 increased by $2,586,327 compared to those of December 31, 2024. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customer.

NOTE 3 – INVENTORIES, NET

Inventories consist of:

	June 30, 2025	December 31, 2024
Raw materials	$37,545	$10,610
Finished goods	477,468	1,545,521
Less: impairment	—	(1,240,760)
Inventories, net	$515,013	$315,371

The Company recorded impairment charges for slow moving inventory in the amounts of nil for the six months ended June 30, 2025 and 2024.

NOTE 4 – PREPAYMENTS AND DEPOSITS, NET

Prepayments and deposits consisted of the following:

	June 30, 2025	December 31, 2024
Prepayments and deposits	$10,398,651	$8,025,110
Provision for impairment	(1,655,327)	(1,648,454)
Prepayments and deposits, net	$8,743,324	$6,376,656

As of June 30, 2025, the total amount of advance payments and deposits recorded by the Company, net of impairment provisions was $8,743,324.

NOTE 5 – PREPAID LAND LEASES

The Company has the rights to use certain parcels of land located in Shouguang, Shandong, PRC, through lease agreements signed with local townships or the government authority. The production facilities and warehouses of the Company are located on these parcels of land. The lease term ranges from ten to fifty years. Some of the lease contracts were paid in one lump sum upfront and some are paid annually at the beginning of each anniversary date. These leases have no purchase option at the end of the lease term and were classified as operating leases prior to and as of January 1, 2019 when the new lease standard was adopted. Prior to January 2019, the prepaid land lease was amortized on a straight line basis. As of January 1, 2019, all the leases in which term has commenced and were in use were classified as operating lease right-of-use assets (“ROU”). See Note 9.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2025 (Restated)	December 31, 2024 (Restated)
At cost:
Mineral rights	$2,694,068	$2,682,882
Leasehold improvements	3,521,992	3,507,367
Plant and machinery	144,439,139	143,839,420
Furniture, fixtures and office equipment	1,441,073	1,435,090
Motor vehicles	124,733	124,215
Construction in process	10,197,986	10,155,642
Total	162,418,991	161,744,616
Less: Accumulated depreciation and amortization	(72,309,365)	(65,569,186)
Less: Impairment	(6,772,500)	(6,744,380)
Net book value	$83,337,126	$89,431,050

The rollforward of property, plant and equipment, net was as follows:

	December 31, 2024 (Restated)	Depreciation (a)	Foreign currency translation	June 30, 2025 (Restated)
At cost:
Mineral rights	$2,682,882	$-	$11,186	$2,694,068
Leasehold improvements	3,507,367	-	14,625	3,521,992
Plant and machinery	143,839,420	-	599,719	144,439,139
Furniture, fixtures and office equipment	1,435,090	-	5,983	1,441,073
Motor vehicles	124,215	-	518	124,733
Construction in process	10,155,642	-	42,344	10,197,986
Total	161,744,616	-	674,375	162,418,991
Less: Accumulated depreciation and amortization	(65,569,186)	(6,444,107)	(296,072)	(72,309,365)
Less: Impairment	(6,744,380)	-	(28,120)	(6,772,500)
Net book value	$89,431,050	$(6,444,107)	$350,183	$83,337,126

(a)	During the three and six months period ended June 30, 2025, depreciation and amortization expense totaled $3,217,980 and $6,444,107, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

During the three and six months period ended June 30, 2024, depreciation and amortization expense totaled $4,417,023 and $8,833,284, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

See Note 22- Restatement, for discussion regarding the impact of the Restatement.

NOTE 7 – FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases consist of the following:

	June 30, 2025 (Restated)	December 31, 2024 (Restated)
At cost:
Buildings	$64,666,561	$64,398,063
Total	64,666,561	64,398,063
Less: Accumulated depreciation and amortization	(20,877,699)	(19,242,775)
Net book value	$43,788,862	$45,155,288

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and six months period ended June 30, 2025, depreciation and amortization expense totaled $773,537 and $1,549,239, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

During the three and six months period ended June 30, 2024, depreciation and amortization expense totaled $313,541 and $627,482, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

See Note 22- Restatement, for discussion regarding the impact of the Restatement.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 8 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates. The parcels of land of which the Company cannot obtain land use rights certificates covers a total of approximately 34.95 square kilometers at June 30, 2025.

As of June 30, 2025, the total operating lease ROU assets was $5,937,515.

The total operating lease cost for the three-month periods ended June 30, 2025 and 2024 was $217,301 and $222,685, respectively.

The total operating lease cost for the six-month periods ended June 30, 2025 and 2024 was $435,102 and $440,030, respectively.

NOTE 9 –PAYABLE AND ACCRUED EXPENSES

Payable and accrued expenses consist of the following:

	June 30, 2025 (Restated)	December 31, 2024 (Restated)
Accounts payable	$380,812	$30,003
Salary payable	216,190	323,655
Social security insurance contribution payable	339,746	169,858
Accrued expense for construction	5,332,180	5,310,040
Accrued expense-others	494,310	611,721
Total	$6,763,238	$6,445,277

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

a)	Related parties

Name of related parties	Position
Ming Yang	Chairman Of the Board
XiaoBin Liu	Chief Executive Officer
Min Li	Chief Financial Officer
NaiHui Miao	Chief Operating Officer
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	June 30, 2025	December 31, 2024
Amount due to related parties:
Ming Yang	$412,062	$410,350
XiaoBin Liu	887,214	887,214
Min Li	652,495	636,264
NaiHui Miao	637,718	650,980
Total	$2,589,489	$2,584,808

c)

	June 30, 2025	December 31, 2024
Due from related party:
Chengdu Dianjinshi Culture media Co., LTD	$25,144	$25,040
Total	$25,144	$25,040

NOTE 11 – TAXES PAYABLE

	June 30, 2025	December 31, 2024
Land use tax payable	$19,398	$19,318
Value added tax and other taxes payable	278,639	94,681
Total	$298,037	$113,999

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12 – LEASE LIABILITIES-FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	June 30, 2025 (Restated)	December 31, 2024 (Restated)
Total finance lease liabilities	$5,189,942	$8,432,177
Less: Current portion	(188,550)	(3,342,293)
Finance lease liabilities, net of current portion	$5,001,392	$5,089,884

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

The components of operating lease liabilities as follows:

	June 30, 2025	December 31, 2024
Total operating lease liabilities	$6,896,993	$7,433,452
Less: Current portion	(162,134)	(491,850)
Operating lease liabilities, net of current portion	$6,734,859	$6,941,602

The components of lease cost were as follows:

	Six-Month Period Ended June 30,
	2025 (Restated)	2024 (Restated)
Finance lease cost:
- Amortization of right-of-use assets	$1,549,239	627,482
- Interest on lease liabilities	121,954	49,644
Operating lease cost	435,102	440,030
Total lease cost	$2,106,295	1,117,156

 Maturities of lease liabilities were as follows:

	Finance Lease	Operating Lease
the next 12 months	$262,198	$353,467
the next 13 to 24 months	262,198	830,814
the next 25 to 36 months	262,198	838,631
the next 37 to 48 months	4,968,551	843,027
the next 49 to 60 months	262,198	851,366
thereafter	—	8,032,978
Total	6,017,343	$11,750,283
Less: Amount representing interest	(827,401)	(4,852,290)
Present value of net minimum lease payments	$5,189,942	$6,896,993

A summary of supplemental information related to leases is listed as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term:
Finance leases	16.2 years	16.2 years
Operating leases	20.2 years	19.6 years
Weighted average discount rate:
Finance leases	4.52%	4.62%
Operating leases	4.90%	4.90%

Supplemental cash flow information related to leases were as follows:

	Six-Month Period Ended June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
-Operating cash flows from operating leases	$743,404	$753,231
-Financing cash flows from finance leases	260,997	31,866,665

Non-cash information on lease liabilities arising from obtaining ROU assets:
-Finance leases	—	38,726,543
-Operating leases	—	—

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

During the six months ended June 30, 2025, the Company granted in the aggregate, 265,000 (post reverse share split 26,500 shares) restricted shares of common stock on March 21, 2025 to a consultant, the Company’s directors, officers and an employee as compensation for services rendered for the current year. The restricted shares award were granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $196,100 which was expensed in full during the six months period ended June 30, 2025.

Retained Earnings – Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Reserve

SCHC, SYCI, SHSI and DCHC are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Common Reserve Funds until the balance reaches 50% of the registered share capital. This reserve can be used to make up any loss incurred or to increase share capital. Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As at June 30, 2025, GULF RESOURCES ‘statutory provident fund stood at $26.67 million.

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

The following table summarizes all Company stock option transactions between January 1, 2025 and June 30, 2025.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Stock
Balance, January 1, 2025	—	$—	$—
Granted during the period	—	$—	$—
Exercised during the period	—	$—	$—
Expired during the period	—	$—	$—
Balance, June 30, 2025	—	$—	$—

Stock Options Outstanding and Exercisable
	Outstanding at June 30, 2025	Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable	—	—	—

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

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three- month and six-month periods ended June 30, 2025 and 2024.

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
Current taxes – PRC	$—	$33,224	$—	$33,224
Deferred tax – PRC entities	—	(1,241,334)	—	(2,511,394)
Total Income tax benefits	$—	$(1,208,110)	$—	$(2,478,170)

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	1,739,141	1,731,920
Allowance	421,291	729,731
Impairment of property plant and equipment	1,693,125	1,686,095
PRC tax losses	10,696,174	9,125,871
US federal net operating loss	1,737,880	1,661,464
Total deferred tax assets	16,287,611	14,935,081
Valuation allowance	(16,287,611)	(14,935,081)
Net deferred tax asset	$—	$—

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

Three-Month Period Ended June 30, 2025 (Restated)	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$7,676,374	$667,411	$—	$—	$8,343,785	$—	$8,343,785
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit (expense)	(134,041)	(181,160)	(348,203)	(43,255)	(706,659)	(84,614)	(791,273)
Income tax benefit (expense)	—	—	—	—	—	—	—
Loss from operations after income tax benefit (expense)	(134,041)	(181,160)	(348,203)	(43,255)	(706,659)	(84,614)	(791,273)
Total assets	78,329,353	45,053,798	38,598,055	890,177	162,871,383	116,959	162,988,342
Depreciation and amortization	3,254,011	637,437	70,763	32,540	3,994,751	—	3,994,751
Capital expenditures	—	—	—	—	—	—	—

Three-Month Period Ended June 30, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,859,234	$523,935	$—	$—	$2,383,169	$—	$2,383,169
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax benefit (expense)	(4,662,586)	130,024	(339,254)	(73,773)	(4,945,589)	(201,408)	(5,146,997)
Income tax benefit (expense)	1,162,252	(33,224)	79,082	—	1,208,110	—	1,208,110
Income (loss) from operations after income tax benefit (expense)	(3,500,334)	96,800	(260,172)	(73,773)	(3,737,479)	(201,408)	(3,938,887)
Total assets	90,430,154	47,346,898	54,185,082	1,837,520	193,799,654	126,372	193,926,026
Depreciation and amortization	4,446,605	181,775	68,314	33,560	4,730,254	—	4,730,254
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – BUSINESS SEGMENTS – Continued

Six-Month Period Ended June 30, 2025 (Restated)	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$9,158,243	$789,989	$—	$—	$9,948,232	$—	$9,948,232
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax benefit (expense)	(3,508,547)	(768,969)	(710,095)	(88,099)	(5,075,710)	(366,450)	(5,442,160)
Income tax benefit (expense)	—	—	—	—	—	—	—
Loss from operations after income tax benefit (expense)	(3,508,547)	(768,969)	(710,095)	(88,099)	(5,075,710)	(366,450)	(5,442,160)
Total assets	78,329,353	45,053,798	38,598,055	890,177	162,871,383	116,959	162,988,342
Depreciation and amortization	6,515,903	1,276,726	141,689	65,502	7,999,820	—	7,999,820
Capital expenditures	—	—	—	—	—	—	—

Six-Month Period Ended June 30, 2024	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$3,005,431	$640,606	$—	$44,194	$3,690,231	$—	$3,690,231
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax benefit (expense)	(9,445,401)	54,932	(654,078)	(101,482)	(10,146,029)	(270,387)	(10,416,416)
Income tax benefit (expense)	2,360,323	(33,224)	151,071	—	2,478,170	—	2,478,170
Income (loss) from operations after income tax benefit (expense)	(7,085,078)	21,708	(503,007)	(101,482)	(7,667,859)	(270,387)	(7,938,246)
Total assets	90,430,154	47,346,898	54,185,082	1,837,520	193,799,654	126,372	193,926,026
Depreciation and amortization	8,899,655	363,666	136,671	67,319	9,467,311	—	9,467,311
Capital expenditures	28,923,642	31,602,571	—	—	60,526,213	—	60,526,213

*	Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segment until April 2022. Commencing May 2022, costs were assigned to the two subsidiaries (SCHC and SHSI) by independent accounting.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 17 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2025 (Restated)	2024	2025 (Restated)	2024
Total segment operating loss	$(706,659)	$(4,945,589)	$(5,075,710)	$(10,146,029)
Corporate costs	(84,614)	(201,408)	(366,450)	(270,387)
Unrealized gain on translation of intercompany balance	—	—	—	—
Loss from operations	(791,273)	(5,146,997)	(5,442,160)	(10,416,416)
Interest income, net of expense	(19,879)	9,977	(39,172)	21,207
Other expenses, net	(3,212)	—	(3,212)	(4,003)
Loss on disposal of property, plant and equipment	—	(29,169,008)	—	(29,169,008)
Loss before taxes	$(814,364)	$(34,306,028)	$(5,484,544)	$(39,568,220)

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2025.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,132	$236	$—	$1,368	16.4%
2	Shandong Brother Technology Limited Shouguang Weidong Chemical Company	$1,016	$230	$—	$1,246	14.9%
3	Limited Shandong Shouguangshen Runfa Marine	$1,029	$202	$—	$1,231	14.7%
4	Chemical Company Limited	$1,032	$—	$—	$1,032	12.4%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2025.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,328	$294	$—	$1,622	16.3%
2	Shandong Brother Technology Limited	$1,209	$266	$—	$1,475	14.8%
3	Shouguang Weidong Chemical Company Limited	$1,226	$230	$—	$1,456	14.6%
4	Shandong Shouguangshen Runfa MarineChemical Company Limited	$1,227	$—	$—	$1,227	12.3%

The following table shows the major customer(s) (10% or more) for the three-month period ended June 30, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Brother Technology Limited	$192	$186	$—	$378	15.8%
2	Shandong Morui Chemical Company Limited	$221	$156	$—	$377	15.8%
3	Shouguang Weidong Chemical Company Limited	$192	$182	$—	$374	15.7%

The following table shows the major customer(s) (10% or more) for the six-month period ended June 30, 2024.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$355	$219	$—	$574	15.5%
2	Shandong Brother Technology Limited	$325	$214	$—	$539	14.6%
3	Shouguang Weidong Chemical Company Limited	$327	$208	$—	$535	14.5%

NOTE 18 – CUSTOMER CONCENTRATION

During the six-month period ended June 30, 2025, the Company sold 65.2% of its products to its top five customers. As of June 30, 2025, amounts due from these customers were $2,207,307.

During the six-month period ended June 30, 2024, the Company sold 60% of its products to its top five customers. As of June 30, 2024, amounts due from these customers were $1,063,926.

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

The Company is in the process of resolving the issues in connection with SCHC’s land use and planning diligently. The Company has been in discussions closely with the local government authorities with the help from Shouguang City Bromine Association to seek reliefs and, based on verbal confirmation by local government authorities, believes the administrative penalties imposed by the Bureau according to the Written Decisions are being re-assessed by local government authorities and may be revoked. Pursuant to a Written Application dated October 28, 2019 addressed to the Court by the Bureau, the Bureau withdrew its application for the enforcement proceedings regarding the administrative penalty imposed on Factory No. 7, Factory No. 8 and Factory No.10. Pursuant to a written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 389 Zhi Yi, dated November 25, 2020, the Court orders to terminate the enforcement of the case captioned (2019) Lu 0783 Xing Shen No. 389. Production of Factory No.7 was allowed to resume in April 2019. The Company received a notification from the Shouguang City Government in February 2019 informing the Company that Factory No. 1, No. 4, No. 7 and No. 9 have passed inspection and were approved to resume operation.

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

NOTE 22 –RESTATEMENT

The Company restates its previously released unaudited condensed consolidated financial statements for the six months ended June 30, 2025, and incorporate them into the 2025 Quarterly Report “10-Q Form Report” (the “Restatement”). This restatement is due to the discovery of errors related to the reclassification of buildings without property ownership certificates in fixed assets.

As the Company does not have property ownership certificates, the acquisition of the 20-year usage rights for this land, buildings, and salt pan conforms to the definition of a lease as stated in ASC 842. The Company revised the financial statements and accounted for these usage rights as leases in accordance with the provisions of ASC 842.

The effects of the restatement on the consolidated balance sheet as of December 31, 2024, are summarized in the following table:

	December 31, 2024
	As Previously Reported	Restatement	Note	As Restated
Current Assets
Cash	$10,075,162	—		$10,075,162
Accounts receivable, net	564,523	—		564,523
Inventories, net	315,371	—		315,371
Prepayments and deposits, net	6,376,656	—		6,376,656
Amount due from related parties	25,040	—		25,040
Other receivables	94,074	—		94,074
Total current assets	17,450,826	—		17,450,826
Non-Current Assets
Property, plant and equipment, net	136,143,177	(46,712,127)	(b)	89,431,050
Finance lease right-of-use assets	76,868	45,078,420	(b)	45,155,288
Operating lease right-of-use assets	6,169,855	—		6,169,855
Prepaid land leases, net of current portion	9,615,269	—		9,615,269
Deferred tax assets, net	—	—		—
Total non-current assets	152,005,169	(1,633,707)		150,371,462
Total Assets	169,455,995	(1,633,707)		167,822,288

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$14,323,458	(7,878,181)	(c)	$6,445,277
Taxes payable-current	113,999	—		113,999
Amount due to related parties	2,584,808	—		2,584,808
Finance lease liabilities, current portion	217,743	3,124,550	(c)	3,342,293
Operating lease liabilities, current portion	491,850	—		491,850
Total current liabilities	17,731,858	(4,753,631)		12,978,227
Non-Current Liabilities
Finance lease liabilities, net of current portion	1,075,865	4,014,019	(c)	5,089,884
Operating lease liabilities, net of current portion	6,941,602	—		6,941,602
Total non-current liabilities	8,017,467	4,014,019		12,031,486
Total Liabilities	25,749,325	(739,612)		25,009,713

Commitment and Contingencies	—	—		—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—		—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,120,145 shares issued; and 1,091,562 shares outstanding as of December 31, 2024	24,623	(24,063)	(a)	560
Treasury stock; 28,583 shares as of December 31, 2024 at cost	(1,372,673)	—		(1,372,673)
Additional paid-in capital	101,688,262	24,063	(a)	101,712,325
Share to be issued	194,700	—		194,700
Retained earnings unappropriated	37,358,804	(964,920)	(d)	36,393,884
Retained earnings appropriated	26,667,097	—		26,667,097
Accumulated other comprehensive loss	(20,854,143)	70,825	(e)	(20,783,318)
Total Stockholders’ Equity	143,706,670	(894,095)		142,812,575
Total Liabilities and Stockholders’ Equity	$169,455,995	(1,633,707)		$167,822,288

The effects of the restatement on the consolidated balance sheet as of June 30, 2025 are summarized in the following table:

	June 30, 2025
	As Previously Reported	Restatement	Note	As Restated
Current Assets
Cash	$7,736,081	—		$7,736,081
Accounts receivable, net	3,150,850	—		3,150,850
Inventories, net	515,013	—		515,013
Prepayments and deposits, net	8,743,324	—		8,743,324
Amount due from related parties	25,144	—		25,144
Other receivables	105,564	—		105,564
Total current assets	20,275,976	—		20,275,976
Non-Current Assets
Property, plant and equipment, net	128,694,551	(45,357,425)	(b)	83,337,126
Finance lease right-of-use assets	74,668	43,714,194	(b)	43,788,862
Operating lease right-of-use assets	5,937,515	—		5,937,515
Prepaid land leases, net of current portion	9,648,863	—		9,648,863
Deferred tax assets, net	—	—		—
Total non-current assets	144,355,597	(1,643,231)		142,712,366
Total Assets	164,631,573	(1,643,231)		$162,988,342

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$11,551,878	(4,788,640)	(c)	$6,763,238
Taxes payable-current	298,037	—		298,037
Amount due to related parties	2,589,489	—		2,589,489
Finance lease liabilities, current portion	188,550	—		188,550
Operating lease liabilities, current portion	162,134	—		162,134
Total current liabilities	14,790,088	(4,788,640)		10,001,448
Non-Current Liabilities
Finance lease liabilities, net of current portion	891,801	4,109,591	(c)	5,001,392
Operating lease liabilities, net of current portion	6,734,859	—		6,734,859
Total non-current liabilities	7,626,660	4,109,591		11,736,251
Total Liabilities	22,416,748	(679,049)		21,737,699

Commitment and Contingencies	—	—		—

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—		—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized; 1,382,114 shares issued; and 1,353,531 shares outstanding as of June 30, 2025	25,934	(25,243)	(a)	691
Treasury stock; 28,583 shares as of June 30, 2025 at cost	(1,372,673)	—		(1,372,673)
Additional paid-in capital	105,167,292	25,243	(a)	105,192,535
Retained earnings unappropriated	31,955,527	(1,046,187)	(d)	30,909,340
Retained earnings appropriated	26,667,097	—		26,667,097
Accumulated other comprehensive loss	(20,228,352)	82,005	(e)	(20,146,347)
Total Stockholders’ Equity	142,214,825	(964,182)		141,250,643
Total Liabilities and Stockholders’ Equity	$164,631,573	(1,643,231)		$162,988,342

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

As of June 30, 2025, in the fixed assets, the original value of the buildings and Construction in process subject to reclassification amounted to $66,899,438. The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as “leasehold improvements” in the property, plant and equipment, with an original value of $3,521,992. The leased portion was reclassified as finance lease right-of-use assets, with an original value of $64,457,219, accumulated amortization of $20,743,025, and a net value of $43,714,194.

(c)	The amount in accounts payable and accrued expenses was reclassified as finance lease liability relating to the salt pans.

(d)	Regarding the decrease in retained earnings unappropriated, the main reason was the increase in expenses. The increase in expenses is mainly due to the reclassification of the financial lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(e)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

The effects of the restatement on the consolidated statement of operations income (loss) for the three months ended June 30, 2024, are summarized in the following table:

	June 30, 2024
	As Previously Reported	Restatement	Note	As Restated
NET REVENUE	$2,383,169	—		$2,383,169

OPERATING COSTS AND EXPENSE
Cost of revenues	(5,112,058)	—		(5,112,058)
Sales and marketing expenses	(13,633)	—		(13,633)
Direct labor and factory overheads incurred during plant shutdown	(1,714,503)	—		(1,714,503)
General and administrative expenses	(689,972)	—		(689,972)
TOTAL OPERATING COSTS AND EXPENSE	(7,530,166)	—		(7,530,166)

LOSS FROM OPERATIONS	(5,146,997)	—		(5,146,997)

OTHER INCOME (EXPENSE)
Interest expense	(24,814)	—		(24,814)
Interest income	34,791	—		34,791
Other expense, net	—	—		—
Loss on disposal of property, plant and equipment	(29,169,008)	—		(29,169,008)
TOTAL OTHER INCOME, NET	(29,159,031)	—		(29,159,031)

LOSS BEFORE INCOME TAXES	(34,306,028)	—		(34,306,028)

INCOME TAX EXPENSE	1,208,110	—		1,208,110
NET LOSS	$(33,097,918)	—		$(33,097,918)

COMPREHENSIVE LOSS:
NET LOSS	$(33,097,918)	—		$(33,097,918)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	(849,254)	—		(849,254)
TOTAL COMPREHENSIVE LOSS	$(33,947,172)	—		$(33,947,172)

BASIC AND DILUTED LOSS PER SHARE:	$(3.09)	(27.23)	(c)	$(30.32)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	$10,726,924	(9,635,362)	(c)	$1,091,562

The effects of the restatement on the consolidated statement of operations income (loss) for the three months ended June 30, 2025, are summarized in the following table:

	June 30, 2025
	As Previously Reported	Restatement	Note	As Restated
NET REVENUE	$8,343,785	—		$8,343,785

OPERATING COSTS AND EXPENSE
Cost of revenues	(7,357,130)	(9,572)	(a)	(7,366,702)
Sales and marketing expenses	(14,802)	—		(14,802)
Direct labor and factory overheads incurred during plant shutdown	(727,774)	—		(727,774)
General and administrative expenses	(994,765)	(31,015)	(a)	(1,025,780)
TOTAL OPERATING COSTS AND EXPENSE	(9,094,471)	(40,587)		(9,135,058)

LOSS FROM OPERATIONS	(750,686)	(40,587)		(791,273)

OTHER INCOME (EXPENSE)
Interest expense	(21,674)	—		(21,674)
Interest income	1,795	—		1,795
Other expenses, net	(3,212)	—		(3,212)
TOTAL OTHER INCOME, NET	(23,091)	—		(23,091)

LOSS BEFORE INCOME TAXES	(773,777)	(40,587)		(814,364)

INCOME TAX EXPENSE	—	—		—
NET LOSS	$(773,777)	(40,587)		$(814,364)

COMPREHENSIVE LOSS:
NET LOSS	$(773,777)	(40,587)		$(814,364)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	403,775	(15,725)	(b)	388,050
TOTAL COMPREHENSIVE LOSS	$(370,002)	(56,312)		$(426,314)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	(0.54)	(c)	$(0.60)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	13,346,618	(11,993,087)	(c)	1,353,531

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

The effects of the restatement on the consolidated statement of operations income (loss) for the six months ended June 30, 2024, are summarized in the following table:

	June 30, 2024
	As Previously Reported	Restatement	Note	As Restated
NET REVENUE	$3,690,231	—		$3,690,231

OPERATING COSTS AND EXPENSE
Cost of revenues	(7,231,903)	—		(7,231,903)
Sales and marketing expenses	(18,124)	—		(18,124)
Direct labor and factory overheads incurred during plant shutdown	(5,449,192)	—		(5,449,192)
General and administrative expenses	(1,407,428)	—		(1,407,428)
TOTAL OPERATING COSTS AND EXPENSE	(14,106,647)	—		(14,106,647)

LOSS FROM OPERATIONS	(10,416,416)	—		(10,416,416)

OTHER INCOME (EXPENSE)
Interest expense	(49,644)	—		(49,644)
Interest income	70,851	—		70,851
Other expense, net	(4,003)	—		(4,003)
Loss on disposal of property, plant and equipment	(29,169,008)	—		(29,169,008)
TOTAL OTHER INCOME, NET	(29,151,804)	—		(29,151,804)

LOSS BEFORE INCOME TAXES	(39,568,220)	—		(39,568,220)

INCOME TAX EXPENSE	2,478,170	—		2,478,170
NET LOSS	$(37,090,050)	—		$(37,090,050)

COMPREHENSIVE LOSS:
NET LOSS	$(37,090,050)	—		$(37,090,050)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	(1,243,121)	—		(1,243,121)
TOTAL COMPREHENSIVE LOSS	$(38,333,171)	—		$(38,333,171)

BASIC AND DILUTED LOSS PER SHARE	$(3.46)	(30.52)	(c)	$(33.98)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	$10,726,924	(9,635,362)	(c)	$1,091,562

The effects of the restatement on the consolidated statement of operations income (loss) for the six months ended June 30, 2025, are summarized in the following table:

	June 30, 2025
	As Previously Reported	Restatement	Note	As Restated
NET REVENUE	$9,948,232	—		$9,948,232

OPERATING COSTS AND EXPENSE
Cost of revenues	(8,951,400)	(12,766)	(a)	(8,964,166)
Sales and marketing expenses	(19,855)	—		(19,855)
Direct labor and factory overheads incurred during plant shutdown	(3,953,582)	—		(3,953,582)
General and administrative expenses	(2,384,288)	(68,501)	(a)	(2,452,789)
TOTAL OPERATING COSTS AND EXPENSE	(15,309,125)	(81,267)		(15,390,392)

LOSS FROM OPERATIONS	(5,360,893)	(81,267)		(5,442,160)

OTHER INCOME (EXPENSE)
Interest expense	(43,396)	—		(43,396)
Interest income	4,224	—		4,224
Other expenses, net	(3,212)	—		(3,212)
TOTAL OTHER INCOME, NET	(42,384)	—		(42,384)

LOSS BEFORE INCOME TAXES	(5,403,277)	(81,267)		(5,484,544)

INCOME TAX EXPENSE	—	—		—
NET LOSS	$(5,403,277)	(81,267)		$(5,484,544)

COMPREHENSIVE LOSS:
NET LOSS	$(5,403,277)	(81,267)		$(5,484,544)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	625,791	11,180	(b)	636,971
TOTAL COMPREHENSIVE LOSS	$(4,777,486)	(70,087)		$(4,847,573)

BASIC AND DILUTED LOSS PER SHARE:	$(0.43)	(3.89)	(c)	$(4.32)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	12,520,613	(11,249,682)	(c)	1,270,931

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

The effects of the restatement on the consolidated statement of stockholders’ deficit for the three months ended June 30, 2024 are summarized in the following table:

		Common stock
	Restatement Reference	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income (loss)	Total
THREE MONTHS ENDED JUNE 30, 2024 (As Previously Reported)
BALANCE AT MARCH 31, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$101,688,262	$92,302,124	$26,667,097	$(18,447,136)	$200,862,297
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	(849,254)	(849,254)
Net loss for three months June 30, 2024		—	—	—	—	—	—	(33,097,918)	—	—	(33,097,918)
BALANCE AT JUNE 30, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$101,688,262	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125
THREE MONTHS ENDED JUNE 30, 2024 (Restatement Impact)
BALANCE AT MARCH 31, 2024	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	$—	$24,063	$—	$—	$—	$—
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	—
Net loss for three months June 30, 2024		—	—	—	—	—	—	—	—	—	—
BALANCE AT JUNE 30, 2024	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	$—	$24,063	$—	$—	$—	$—
THREE MONTHS ENDED JUNE 30, 2024 (As Restated)
BALANCE AT MARCH 31, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$92,302,124	$26,667,097	$(18,447,136)	$200,862,297
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	(849,254)	(849,254)
Net loss for three months June 30, 2024		—	—	—	—	—	—	(33,097,918)	—	—	(33,097,918)
BALANCE AT JUNE 30, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125

The effects of the restatement on the consolidated statement of stockholders’ deficit for the three months ended June 30, 2025 are summarized in the following table:

		Common stock
	Restatement Reference	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Share to be issued	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income (loss)	Total
THREE MONTHS ENDED JUNE 30, 2025 (As Previously Reported)
BALANCE AT MARCH 31, 2025		13,632,448	13,346,618	285,830	$25,934	$(1,372,673)	$—	$105,167,292	$32,729,304	$26,667,097	$(20,632,127)	$142,584,827
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	403,775	403,775
Net loss for three months June 30, 2025		—	—	—	—	—	—	—	(773,777)	—	—	(773,777)
BALANCE AT JUNE 30, 2025		13,632,448	13,346,618	285,830	$25,934	$(1,372,673)	$—	$105,167,292	$31,955,527	$26,667,097	$(20,228,352)	$142,214,825
THREE MONTHS ENDED JUNE 30, 2025 (Restatement Impact)
BALANCE AT MARCH 31, 2025	(a)(b)	(12,250,334)	(11,993,087)	(257,247)	$(25,243)	$—	$—	$25,243	$(1,005,600)	$—	$97,730	$(907,870)
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	(c)	—	—	—	—	—	—	—	—	—	(15,725)	(15,725)
Net loss for three months June 30, 2025	(b)	—	—	—	—	—	—	—	(40,587)	—	—	(40,587)
BALANCE AT JUNE 30, 2025	(a)(b)	(12,250,334)	(11,993,087)	(257,247)	$(25,243)	$—	$—	$25,243	$(1,046,187)	$—	$82,005	$(964,182)
THREE MONTHS ENDED JUNE 30, 2025 (As Restated)
BALANCE AT MARCH 31, 2025		1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$31,723,704	$26,667,097	$(20,534,397)	$141,676,957
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	388,050	388,050
Net loss for three months June 30, 2025		—	—	—	—	—	—	—	(814,364)	—	—	(814,364)
BALANCE AT JUNE 30, 2025		1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$30,909,340	$26,667,097	$(20,146,347)	$141,250,643

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

The effects of the restatement on the consolidated statement of stockholders’ deficit for the six months ended June 30, 2024 are summarized in the following table:

		Common stock
	Restatement Reference	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income (loss)	Total
SIX MONTHS ENDED JUNE 30, 2024 (As Previously Reported)
BALANCE AT DECEMBER 31, 2023		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$101,688,262	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	(1,243,121)	(1,243,121)
Net loss for six months June 30, 2024		—	—	—	—	—	—	(37,090,050)	—	—	(37,090,050)
BALANCE AT JUNE 30, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$101,688,262	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125
SIX MONTHS ENDED JUNE 30, 2024 (Restatement Impact)
BALANCE AT DECEMBER 31, 2023	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	$—	$24,063	$—	$—	$—	$—
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	—
Net loss for six months June 30, 2024		—	—	—	—	—	—	—	—	—	—
BALANCE AT JUNE 30, 2024	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	$—	$24,063	$—	$—	$—	$—
SIX MONTHS ENDED JUNE 30, 2024 (As Restated)
BALANCE AT DECEMBER 31, 2023		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$96,294,256	$26,667,097	$(18,053,269)	$205,248,296
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	(1,243,121)	(1,243,121)
Net loss for six months June 30, 2024		—	—	—	—	—	—	(37,090,050)	—	—	(37,090,050)
BALANCE AT JUNE 30, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$101,712,325	$59,204,206	$26,667,097	$(19,296,390)	$166,915,125

The effects of the restatement on the consolidated statement of stockholders’ deficit for the six months ended June 30, 2025 are summarized in the following table:

		Common stock
	Restatement Reference	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Share to be issued	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income (loss)	Total
SIX MONTHS ENDED JUNE 30, 2025 (As Previously Reported)
BALANCE AT DECEMBER 31, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$194,700	$101,688,262	$37,358,804	$26,667,097	$(20,854,143)	$143,706,670
Restricted shares to be issued for service		2,619,694	2,619,694	—	1,311	—	(194,700)	3,479,030	—	—	—	3,285,641
Acquisition of assets		—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	625,791	625,791
Net loss for six months June 30, 2025		—	—	—	—	—	—	—	(5,403,277)	—	—	(5,403,277)
BALANCE AT JUNE 30, 2025		13,632,448	13,346,618	285,830	$25,934	$(1,372,673)	$—	$105,167,292	$31,955,527	$26,667,097	$(20,228,352)	$142,214,825
SIX MONTHS ENDED JUNE 30, 2025 (Restatement Impact)
BALANCE AT DECEMBER 31, 2024	(a)(b)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	$—	$—	$24,063	$(964,920)	$—	$70,825	$(894,095)
Restricted shares to be issued for service	(d)	(2,563,694)	(2,563,694)	—	(1,283)	—	—	(3,088,258)	—	—	—	(3,089,541)
Acquisition of assets	(d)	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	(c)	—	—	—	—	—	—	—	—	—	11,180	11,180
Net loss for six months June 30, 2025	(b)	—	—	—	—	—	—	—	(81,267)	—	—	(81,267)
BALANCE AT JUNE 30, 2025	(a)(b)	(12,250,334)	(11,993,087)	(257,247)	$(25,243)	$—	$—	$25,243	$(1,046,187)	$—	$82,005	$(964,182)
SIX MONTHS ENDED JUNE 30, 2025 (As Restated)
BALANCE AT DECEMBER 31, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares to be issued for service		56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of assets		205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment		—	—	—	—	—	—	—	—	—	636,971	636,971
Net loss for six months June 30, 2025		—	—	—	—	—	—	—	(5,484,544)	—	—	(5,484,544)
BALANCE AT JUNE 30, 2025		1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$30,909,340	$26,667,097	$(20,146,347)	$141,250,643

The following descriptions of the restatement adjustments to the consolidated statement of stockholders’ deficit excludes a description of adjustments previously identified and concluded as immaterial the were also corrected as part of the restatement.

(a)	The change in common stock and additional paid-in capital is due to the Company’s 1-for-10 reverse stock split on October 27, 2025.

(b)	Regarding the decrease in retained earnings unappropriated, the main reason was that cost of revenue and general and administrative expenses increased. The increase of expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(c)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

(d)	The amount originally classified as restricted shares to be issued for service was reclassified to acquisition of assets, as the shares were issued in connection with the asset acquisition.

The effects of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2024, are summarized in the following table:

	June 30, 2024
	As Previously Reported	Restatement	Note	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,090,050)	—		$(37,090,050)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization on capital lease	49,644	—		49,644
Depreciation and amortization	9,467,311	(627,482)	(a)	8,839,829
Deferred tax asset	(2,511,394)	—		(2,511,394)
Amortization of operating lease right-of-use assets	440,030	—		440,030
Amortization of finance lease right-of-use assets	—	627,482	(a)	627,482
Loss on disposal of property, plant and equipment	29,169,008	—		29,169,008
Changes in assets and liabilities
Accounts receivable	3,108,788	—		3,108,788
Inventories	160,396	—		160,396
Prepayment and deposits	68,895	—		68,895
Advance from customers	(27,000)	—		(27,000)
Other receivables	(4,854)	—		(4,854)
Accounts and other payable and accrued expenses	(2,583,610)	—		(2,583,610)
Taxes payable	(315,782)	—		(315,782)
Lease liabilities	(753,231)	—		(753,231)
Net cash used in operating activities	(812,141)	—		(812,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(60,526,213)	31,602,571	(d)	(28,923,642)
Net cash used in investing activities	(60,526,213)	31,602,571		(28,923,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance leases obligation	(264,094)	(31,602,571)	(d)	(31,866,665)
Net cash used in financing activities	(264,094)	(31,602,571)		(31,866,665)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(253,907)	—		(253,907)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,856,355)	—		(61,856,355)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	72,223,894	—		72,223,894
CASH AND CASH EQUIVALENTS - END OF YEAR	$10,367,539	—		$10,367,539

	June 30, 2024
	As Previously Reported	Restatement	Note	As Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$886,928	—		$886,928
Interest paid	$49,644	—		$49,644

The effects of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2025, are summarized in the following table:

	June 30, 2025
	As Previously Reported	Restatement	Note	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,403,277)	(81,267)	(b)	$(5,484,544)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization on capital lease	43,396	78,558	(a)	121,954
Depreciation and amortization	7,997,410	(1,546,829)	(a)	6,450,581
Stock-based compensation expense	196,100	—		196,100
Amortization of operating lease right-of-use assets	435,102	—		435,102
Amortization of finance lease right-of-use assets	—	1,549,239	(a)	1,549,239
Changes in assets and liabilities
Accounts receivable	(2,574,907)	—		(2,574,907)
Inventories	(197,631)	—		(197,631)
Prepayment and deposits	(2,331,871)	—		(2,331,871)
Other receivables	(11,447)	—		(11,447)
Accounts and other payable and accrued expenses	268,175	—		268,175
Taxes payable	182,919	—		182,919
Lease liabilities	(743,404)	—		(743,404)
Net cash used in operating activities	(2,139,435)	(299)		(2,139,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—		—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance leases obligation	(260,997)	—		(260,997)
Net cash provided by (used in) financing activities	(260,997)	—		(260,997)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	61,351	299	(c)	61,650
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,339,081)	—		(2,339,081)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	10,075,162	—		10,075,162
CASH AND CASH EQUIVALENTS - END OF YEAR	$7,736,081	—		$7,736,081

	June 30, 2025
	As Previously Reported	Restatement	Note	As Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Paid for taxes	$811,828	—		$811,828
Interest paid	$43,396	78,558	(a)	$121,954

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The following descriptions of the restatement adjustments to the statement of cash flows excludes a description of adjustments previously identified and concluded as immaterial that were also corrected as part of the restatement.

(a)	This restatement is due to the reclassification of buildings without property ownership certificates in fixed assets. The Company reclassified them based on their acquisition methods. The self-built portion was reclassified as “leasehold improvements” in the property, plant and equipment. The leased portion was reclassified as finance lease right-of-use assets.

(b)	Regarding the increase in net loss, the main reason was that cost of revenue and general and administrative expenses increased. The increase in expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(c)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

(d)	Fixed assets without property ownership certificates have been reclassified as finance lease right-of-use assets, resulting in an amount of $31,602,571.

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

On June 26, 2024, SHSI entered into an acquisition agreement with Seller A, pursuant to which Seller A agrees to transfer to SHSI, and SHSI agrees to purchase, 2,380,000 square meters of crude salt field (including the land lease fee) for RMB54.40 per square meter, with the total transfer price of RMB129,472,000. The term of transfer is from June 29, 2024 to June 28, 2044. 80% of the transfer price shall be paid upon the execution of the agreement, and the remaining 20% shall be paid in shares of common stock of the Company within three months from the date of the agreement after SHSI has inspected the and accepted the crude salt field in writing. Subsequently, on December 17, 2024, the parties entered into an amendment to the agreement, pursuant to which the Article 2.2 of the agreement has been amended as follows: eighty percent (80%) of the total amount, equaling RMB103,577,600 had been paid on the date of signing the contract by both parties. The remaining RMB25,894,400 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB10,357,800 shall be paid in shares, calculated on a per share price of US$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller A or Seller A’s designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

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

On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller B, pursuant to which the Article 2.2 of the agreement has been amended as follows: (80%) of the total amount, equaling RMB32,460,000 had been paid on the date of signing the contract by both parties. The remaining RMB8,115,000 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB3,246,000 shall be paid in shares, calculated on a per share price of US$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller B or Seller B’s designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller C, pursuant to which the Article 2.2 of the agreement has been amended as follows: Eighty percent (80%) of the total amount, equaling RMB35,311,680 had been paid on the date of signing the contract by both parties. The remaining RMB8,827,920 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB3,531,168 shall be paid in shares, calculated on a per share price of US$1.5 per, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller C or Seller C’s designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller D, pursuant to which the Article 2.2 of the agreement has been amended as follows: Eighty percent (80%) of the total amount, equaling RMB 16,632,000 had been paid on the date of signing the contract by both parties. The remaining RMB 4,158,000 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB1,663,200 shall be paid in shares, calculated on a per share price ofUS$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller D or Seller D’s designated parties within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash before December 31, 2028.

On December 17, 2024, SHSI entered into an amendment to the acquisition agreement with Seller E, pursuant to which the Article 2.2 of the agreement has been amended as follows: Eighty percent (80%) of the total amount, equaling RMB36,628,320 had been paid on the date of signing the contract by both parties. The remaining RMB9,157,080 shall be paid in a combination of common stock of the Company and cash as follows: (1) RMB3,662,832 shall be paid in shares, calculated on a per share price of US$1.5, using the exchange rate RMB/US$:7.27. These shares shall be issued by the Company to Seller E or Seller E’s designated party within three months after SHSI has inspected and accepted the crude salt field in writing; (2) the balance shall be paid in cash by SHSI to Seller E before December 31, 2028.

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

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders’ equity for the three-month and six-month periods ended June 30, 2025 and 2024.

Comparison of the Three-Month Periods Ended June 30, 2025 and 2024

	Three-Month Period Ended June 30, 2025 (Restated)	Three-Month Period Ended June 30, 2024	Percent Change Increase/ (Decrease)
Net revenue	$8,343,785	$2,383,169	250%
Cost of revenue	(7,366,702)	(5,112,058)	44%
Gross profit (loss)	977,083	(2,728,889)	136%
Sales and marketing expenses	(14,802)	(13,633)	9%
Direct labor and factory overheads incurred during plant shutdown	(727,774)	(1,714,503)	(58)%
General and administrative expenses	(1,025,780)	(689,972)	49%
Loss from operations	(791,273)	(5,146,997)	(85)%
Interest expense	(21,674)	(24,814)	(13)%
Interest income	1,795	34,791	(95)%
Other expense, net	(3,212)	—	—
Loss on disposal of property, plant and equipment	—	(29,169,008)	(100)%
Loss before taxes	(814,364)	(34,306,028)	(98)%
Income tax benefit	—	1,208,110	(100)%
Net Loss	$(814,364)	$(33,097,918)	(98)%

Net Loss of $814,364 for the three-month periods ended June 30, 2025 was mainly attributable to increased general and administrative expenses.

Net Loss of $33,097,918 for the three-month periods ended June 30, 2024 was mainly attributable to decreased sales and reduced margins. The company also suffered a loss of $29,169,008 on retirement of fixed assets.

Net Revenue. The table below shows the changes in net revenue in the respective segment of the Company for the three-month period ended June 30, 2025 as compared to the same period in 2024:

	Net Revenue by Segment				Percent Change
	Three-Month Period Ended June 30, 2025		Three-Month Period Ended June 30, 2024		of Increase Net Revenue
Segment		% of total		% of total
Bromine	$7,676,374	92%	$1,859,234	78%	313%
Crude Salt	667,411	8%	523,935	22%	27%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total sales	$8,343,785	100%	$2,383,169	100%	250%

	Three-Month Period Ended		Percentage Change Increase
Bromine and crude salt segments product sold in tonnes	June 30, 2025	June 30, 2024	(Decrease)
Bromine	1,972	782	152%
Crude Salt	25,934	24,852	4%

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

Crude salt segment

For the three-month periods ended June 30, 2025 and 2024, the net revenue for the crude salt segment was $667,411 and $523,935, respectively. The increase of net revenue of crude salt was mainly due to 22% increase in average selling price of crude salt for the three-month period ended June 30, 2025.

Chemical products segment

For the three-month periods ended June 30, 2025 and 2024, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month periods ended June 30, 2025 and 2024, the net revenue for the natural gas segment was $0.

Cost of Revenue

	Cost of Revenue by Segment				Percent Change of
	Three-Month Period Ended		Three-Month Period Ended		Cost of
	June 30, 2025 (Restated)		June 30, 2024		Revenue
Segment		% of total		% of total
Bromine	$7,017,116	95%	$4,729,059	93%	48%
Crude Salt	349,586	5%	382,999	7%	(9)%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$7,366,702	100%	$5,112,058	100%	44%

Cost of revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of revenue was $7,366,702 for the three-month period ended June 30, 2025, an increase of $2,254,644 (or 44%) as compared to the same period in 2024 due to the increase of net revenue by 250% for the three-month period ended June 30, 2025 as compared to the same period in 2024 .

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2024	31,506	9%
Three-month period ended June 30, 2025	31,506	26%
Variance of the three-month periods ended June 30, 2025 and 2024	—	17%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the three-month period ended June 30, 2025, the cost of revenue for the bromine segment was $7,017,116.

For the three-month period ended June 30, 2024, the cost of revenue for the bromine segment was $4,729,059.

The increase in costs is mainly due to the increase in sales volume.

Crude salt segment

For the three-month period ended June 30, 2025 the cost of revenue for the crude salt segment was $349,586.

For the three-month period ended June 30, 2024 the cost of revenue for the crude salt segment was $382,999.

The decrease in costs is mainly due to the lower average unit issue cost of raw salt.

Chemical products segment

Cost of revenue for our chemical products segment for the three-month periods ended June 30, 2025 and 2024 was $0.

Natural gas segment

Cost of revenue for our natural gas segment for the three-month periods ended June 30, 2025 and 2024 was $0.

Gross Profit (Loss). Gross profit was $977,083, or 12%, of net revenue for the three-month period ended June 30, 2025, representing a increase of $3,705,972, as compared to a gross loss of $2,728,889, or 115%, of net revenue for the same period in 2024.

	Gross Profit (Loss) by Segment				% Point Change
	Three-Month Period Ended		Three-Month Period Ended		of Gross
	June 30, 2025 (Restated)		June 30, 2024		Profit (Loss) Margin
Segment		Gross Profit (Loss) Margin		Gross Profit (Loss) Margin
Bromine	$659,258	9%	$(2,869,825)	(154)%	163%
Crude Salt	317,825	48%	140,936	27%	21%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total Gross Profit	$977,083	12%	$(2,728,889)	(115)%	126%

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

Crude salt segment

For the three-month period ended June 30, 2025, the gross profit margin for our crude salt segment was 48%.

For the three-month period ended June 30, 2024, the gross profit margin for our crude salt segment was 27%.

For the three-month period ended June 30, 2025, the increase in the gross profit of crude salt was mainly due to a 22% increase in the average selling price of crude salt compared to the same period in 2024.

Sales and Marketing Expenses. Sales and marketing expenses were $14,802 for the three-month period ended June 30, 2025, a increase of $1,169 (or 9%) as compared to $5,053 for the same period in 2024.

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

General and Administrative Expenses. General and administrative expenses were $1,025,780 for the three-month period ended June 30, 2025, representing an increase of $335,808 as compared to $689,972 for the same period in 2024.

Loss from Operations. Loss from operations was $791,273 for the three-month period ended June 30, 2025, compared to loss from operations of $5,146,997 in the same period in 2024.

	Income (loss) from Operations by Segment
	Three-Month Period Ended June 30, 2025 (Restated)		Three-Month Period Ended June 30, 2024
Segment:		% of total		% of total
Bromine	$(134,041)	19%	$(4,662,586)	94%
Crude Salt	(181,160)	26%	130,024	(3%)
Chemical Products	(348,203)	49%	(339,254)	7%
Natural Gas	(43,255)	6%	(73,773)	2%
loss from operations before corporate costs	(706,659)	100%	(4,945,589)	100%
Corporate costs	(84,614)		(201,408)
Loss from operations	$(791,273)		$(5,146,997)

Bromine segment

Loss from operations from our bromine segment was $134,041 for the three-month period ended June 30, 2025, compared to loss from operations of $4,662,586 in the same period in 2024. This decrease was due to a 152% increase in tonnes sold and a 64% increase in average selling price.

Crude salt segment

Loss from operations from our crude salt segment was $181,160 for the three-month period ended June 30, 2025, compared to income from operations of $130,024 in the same period in 2024. This is mainly due to the increase in amortization of salt pans.

Chemical products segment

Loss from operations from our chemical products segment was $348,203 for the three-month period ended June 30, 2025, compared to loss from operations of $339,254 in the same period in 2024.

Natural gas segment

Loss from operations from our natural gas segment was $43,225 for the three -month period ended June 30, 2025, compared to a loss from operations of $73,773 in the same period in 2024.

Interest Expenses. Interest expenses of $21,674 represented interest on finance lease for the three-month period ended June 30, 2025, a decrease of $3,140 as compared to the same period in 2024.

Interest Income. Interest income of $1,795 mainly represented interest income from bank interest income for the three-month period ended June 30, 2025, a decrease of $32,996 as compared to the same period in 2024.

Other Expense, net. For the three-month period ended June 30, 2025, other expense, net increased from $0 to $3,212 compared with the same period of 2024.

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

Net Loss. Net loss was $814,364 for the three-month period ended June 30, 2025, compared to a net loss of $33,097,918 in the same period in 2024.

Comparison of the Six-Month Periods Ended June 30, 2025 and 2024

	Six-Month Period Ended June 30, 2025 (Restated)	Six-Month Period Ended June 30, 2024	Percent Change Increase/ (Decrease)
Net revenue	$9,948,232	$3,690,231	170%
Cost of revenue	(8,964,166)	(7,231,903)	24%
Gross profit (loss)	984,066	(3,541,672)	128%
Sales and marketing expenses	(19,855)	(18,124)	10%
Direct labor and factory overheads incurred during plant shutdown	(3,953,582)	(5,449,192)	(27)%
General and administrative expenses	(2,452,789)	(1,407,428)	74%
Loss from operations	(5,442,160)	(10,416,416)	(48)%
Interest expense	(43,396)	(49,644)	(13)%
Interest income	4,224	70,851	(94)%
Other expense, net	(3,212)	(4,003)	(20)%
Loss on disposal of property, plant and equipment	—	(29,169,008)	(100)%
Loss before taxes	(5,484,544)	(39,568,220)	(86)%
Income tax benefit	—	2,478,170	(100)%
Net Loss	$(5,484,544)	$(37,090,050)	(85)%

Net loss of $5,484,544 for the six-month periods ended June 30, 2025 was mainly attributable to increased general and administrative expenses.

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

Net Revenue. The table below shows the changes in net revenue in the respective segment of the Company for the six-month period ended June 30, 2025 as compared to the same period in 2024:

	Net Revenue by Segment				Percent Increase
	Six-Month Period Ended		Six-Month Period Ended		of Net
	June 30, 2025		June 30, 2024		Revenue
Segment		% of total		% of total
Bromine	$9,158,243	92%	$3,005,431	81%	205%
Crude Salt	789,989	8%	640,606	18%	23%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	44,194	1%	(100)%
Total sales	$9,948,232	100%	$3,690,231	100%	170%

	Six-Month Period Ended		Percentage Change
Bromine and crude salt segments product sold in tonnes	June 30, 2025	June 30, 2024	Increase
Bromine (excluding volume sold to SYCI)	2,375	1,233	93%
Crude Salt	30,667	28,924	6%

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

Chemical products segment

For the six-month periods ended June 30, 2025 and 2024, the net revenue for the chemical products segment was $0 due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the six-month periods ended June 30, 2025 and 2024, the net revenue for the natural gas segment was $0 and $44,194, respectively. The 100% decrease in revenue was primarily due to the expiration of contracts.

Cost of Revenue

	Cost of Revenue by Segment				% Change
	Six-Month Period Ended		Six-Month Period Ended		of Cost of
	June 30, 2025 (Restated)		June 30, 2024		Revenue
Segment		% of total		% of total
Bromine	$8,550,340	95%	$6,801,811	94%	26%
Crude Salt	413,826	5%	429,893	6%	(4)%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	199	0%	(100)%
Total	$8,964,166	100%	$7,231,903	100%	24%

Cost of revenue reflects mainly the raw materials consumed-direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plant and machinery and other manufacturing costs. Our cost of revenue was $8,964,166 for six-month period ended June 30, 2025, representing a $1,732,263 (or 24%) increase compared to the six-month period ended June 30, 2024. The increase in costs was mainly due to a significant increase in sales volume.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2024	31,506	4%
Six-month period ended June 30, 2025	31,506	15%
Variance of the six-month periods ended June 30, 2025 and 2024	—	11%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the six-month period ended June 30, 2025, the cost of revenue for the bromine segment was $8,550,340.

For the six-month period ended June 30, 2024, the cost of revenue for the bromine segment was $6,801,811.

The increase in costs is mainly due to the increase in sales volume.

Crude salt segment

For the six-month period ended June 30, 2025, the cost of revenue for the crude salt segment was $413,826.

For the six-month period ended June 30, 2024, the cost of revenue for the crude salt segment was $429,893.

The decrease in costs is mainly due to the lower average unit issue cost of raw salt.

Chemical products segment

Cost of revenue for our chemical products segment for the six-month periods ended June 30, 2025 and 2024 was $0.

Natural gas segment

Cost of revenue for our natural gas segment for the six-month periods ended June 30, 2025 and 2024 was $0 and $199, respectively.

Gross Profit (Loss). Gross profit was $984,066, or 10%, of net revenue for six-month period ended June 30, 2025 compared to a loss of $3,541,672, or 96%, of net revenue for the same period in 2024.

	Gross Profit (Loss) by Segment				% Point Change
	Six-Month Period Ended		Six-Month Period Ended		of Gross
	June 30, 2025 (Restated)		June 30, 2024		Profit Margin
Segment		Gross Profit (Loss) Margin		Gross Profit (Loss) Margin
Bromine	$607,903	7%	$(3,796,380)	(126)%	133%
Crude Salt	376,163	48%	210,713	33%	15%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	43,995	100%	—
Total Gross Profit (Loss)	$984,066	10%	$(3,541,672)	(96)%	106%

Bromine segment

For the six-month period ended June 30, 2025, the gross profit margin for our bromine segment was 7%, compared to gross loss margin of 126% in the six-month period ended June 30, 2024. The increase in gross profit margin was primarily attributable to the higher average selling price of bromine of $3,857 per ton in the six-month period ended June 30, 2025 compared to $2,438 per ton in the six-month period ended June 30, 2024.

Crude salt segment

For the six-month period ended June 30, 2025, the gross profit margin for our crude salt segment was 48%.

For the six-month period ended June 30, 2024 the gross profit margin for our crude salt segment was 33%.

For the six-month period ended June 30, 2025, the increase in the gross profit of crude salt compared to the six-month period ended June 30, 2024, was mainly due to a 6% increase in the sales volume of crude salt and an increase in its unit selling price.

Chemical products segment

For the six-month period ended June 30, 2025, the gross profit margin for our chemical segment was 0% due to the closure of our plant and factories to perform rectification and improvement. As a result, there were no chemical products for sale for the six-month period ended June 30, 2025.

Natural gas segment

Gross profit for our natural gas segment for the six-month periods ended June 30, 2025 and 2024 was $0 and $43,995 respectively.

Sales and Marketing Expenses. Sales and marketing expenses were $19,855 for the six-month period ended June 30, 2025, an increase of $1,731 (or 10%) as compared to $18,124 for the same period in 2024.

Direct labor and factory overheads incurred during plant shutdown On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $3,953,582 and $5,449,192 incurred for the six-month periods ended June 30, 2025 and 2024, respectively, for the factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $2,452,789 for the six-month period ended June 30, 2025, a increase of $1,045,361 (or 74%) as compared to $1,407,428 for the same period in 2024.

Loss from Operations. Loss from operations was $5,442,160 for the six-month period ended June 30, 2025, compared to loss from operations of $10,416,416 in the same period in 2024.

	Loss from Operations by Segment
	Six-Month Period Ended June 30, 2025 (Restated)		Six-Month Period Ended June 30, 2024
Segment:		% of total		% of total
Bromine	$(3,508,547)	69%	$(9,445,401)	93%
Crude Salt	(768,969)	15%	54,932	(1%)
Chemical Products	(710,095)	14%	(654,078)	7%
Natural Gas	(88,099)	2%	(101,482)	1%
Loss from operations before corporate costs	(5,075,710)	100%	(10,146,029)	100%
Corporate costs	(366,450)		(270,387)
Loss from operations before taxes	$(5,442,160)		$(10,416,416)

Bromine segment

Loss from operations from our bromine segment was $3,508,547 for the six-month period ended June 30, 2025, compared to an loss from operations of $9,445,401 in the same period in 2024. This decrease was due to a 93% increase in tonnes sold and a 58% increase in average selling price.

Crude salt segment

Loss from operations from our crude salt segment was $768,969 for the six-month period ended June 30, 2025, compared to an income from operations of $54,932 in the same period in 2024. The increase in operating losses was mainly due to the depreciation resulting from the new acquisition of crude salt assets in 2024.

Chemical products segment

Loss from operations from our chemical products segment was $710,095 for the six-month period ended June 30, 2025, compared to a loss from operations of $654,078 in the same period in 2024.

Natural gas segment

Loss from operations from our natural gas segment was $88,099 for the six-month period ended June 30, 2025, compared to a loss from operations of $101,482 in the same period in 2024.

Interest Expenses. Interest expenses of $43,396 represented and interest on finance lease for the six-month period ended June 30, 2025, a decrease of $6,248 as compared to the same period in 2024.

Interest Income. Interest income of $4,224 mainly represented bank interest income for the six -month period ended June 30, 2025, a decrease of $66,627 as compared to the same period in 2024.

Other Expense, net. For the six-month period ended June 30, 2025, other expense, net decreased from $4,003 to $3,212 compared with the same period of 2024.

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

Net Loss. Net loss was $5,484,544 for the six-month period ended June 30, 2025, compared to a net loss of $37,090,050 in the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, cash and cash equivalents were $7,736,081 as compared to $10,075,162 as of December 31, 2024. The components of this decrease of $2,339,081 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2025	2024
Net cash used in operating activities	$(2,139,734)	$(812,141)
Net cash used in investing activities	—	(28,923,642)
Net cash used in financing activities	(260,997)	(31,866,665)
Effects of exchange rate changes on cash and cash equivalents	61,650	(253,907)
Net increase (decrease) in cash and cash equivalents	$(2,339,081)	$(61,856,355)

For the six-month period ended June 30, 2025, we met our working capital and capital investment requirements by using cash on hand.

Net Cash used in Operating Activities

During the six-month period ended June 30, 2025, cash flow used in operating activities of approximately $2.14 million was mainly due to a net loss of $5.48 million, an increase in accounts receivable of $2.57 million, an increases in prepayment and deposits of $2.33 million and offset by a non-cash adjustment related to depreciation and amortization of $6.45 million and amortization of finance lease right-of-use asset of 1.55 million.

During the six-month period ended June 30, 2024, cash flow used in operating activities of approximately $0.8 million was mainly due to a net loss of $37.09 million, offset by depreciation and amortization expenses of $8.84 million and loss on disposal of equipment of $29.17 million.

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

Net Cash Used in Investing Activities

We have no investing activities for the six-month period ended June 30, 2025.

During the six months ended June 30, 2024, we used approximately $28.92 million for purchase of fixed assets.

Net Cash Used in Financing Activities.

For the six-month period ended June 30, 2025, we used $0.3 million to fulfil finance lease obligations.

For the six-month period ended June 30, 2024, net cash used in financing activities was $31.87 million, which was used for the principal payment for obligations under finance leases.

We believe that our available funds and cash flow generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they fall due in the next twelve (12) months.

We had available cash of approximately $7.74 million on June 30, 2025, all which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments on June 30, 2025 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements.”

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

We have carried out an evaluation, as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level because the material weaknesses in our internal control over financial reporting described in Item 4(b) below had not been remediated as of June 30, 2025. As described in Item 4(b), those material weaknesses relate to (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP, (ii) ineffective oversight of our financial reporting and internal control by those charged with governance, and (iii) inadequate design of internal control over the preparation of the financial statements being audited. Those deficiencies affected our ability to accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis so as to permit timely decisions regarding required disclosure.

Notwithstanding the conclusion described above, our management believes, based on the procedures described below and the additional procedures we performed in connection with the preparation of this Amendment, that the consolidated financial statements and other financial information included in our Quarterly Report on Form 10-Q for the three months period ended June 30, 2025 fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

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

Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2025, due to the material weaknesses described below.

In preparing our consolidated financial statements for the three months period ended June 30, 2025, our management identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States, and other significant deficiencies. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses remained as of June 30, 2025. As a result of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions.

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

However, these measures had not been fully implemented as of June 30, 2025, and we have concluded that the material weaknesses in our internal control over financial reporting had not been remediated as of June 30, 2025.Management will consider the material weaknesses remediated only when the relevant controls have been designed and implemented, have operated for a period of time sufficient for management to conclude, through testing, that such controls are operating effectively, and when no additional material weaknesses or significant deficiencies have been identified in the relevant processes. We expect the remediation measures described above to be substantially implemented during the fiscal year ending December 31, 2026，although we can provide no assurance that these measures will be completed within that period. The Audit Committee of our Board of Directors has been, and will continue to be, actively involved in overseeing the implementation of these remediation measures and will receive regular updates on their status.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For more details and information related to the Written Decisions, please see “Note 20 – Loss Contingencies, Notes to Condensed Consolidated Financial Statements” contained in this quarterly report.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest you should carefully review our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q/A, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q/A and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Readers should carefully review risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

•	delay or impede our development;
•	result in negative publicity or increase our operating costs;
•	required significant management time and attention; and
•	subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2025 formatted in XBRL (Extensible Business Reporting Language):

102	(i) the Consolidated Balance Sheets;
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

