Form 10-Q/A
period 2026-03-31
GULF RESOURCES, INC.
filed 2026-09-30
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ___________

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

As of September 29, 2026, the registrant had outstanding shares of common stock 1,813,531, excluding 28,583 shares of treasury stock.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends the Quarterly Report on Form 10-Q of Gulf Resources, Inc. (the “Company”) for the fiscal quarter ended March 31, 2026, as filed with the Securities and Exchange Commission on August 28, 2026 (the “Original Filing”).

This Amendment is being filed in response to the restatement of the Quarterly Report on Form 10-Q of Gulf Resources, Inc. (the “Company”) for the fiscal quarter ended March 31, 2025. Company would have to update the information for the respective period in 2025. Item 1 of Part I in the Form 10-Q is amended by this Amendment to reflect additional information and revised disclosure requested in the SEC Comment Letter to include revised Notes 1, 6, 7, 13, 14, 19, 23 and 24 to the consolidated financial statements. Item 1A of Part II in the Form 10-Q is amended by this Amendment to reflect additional information and revised disclosures regarding recent regulatory developments in China, government regulation, risk factors. The financial statements included in the Original Filing should no longer be relied upon because of the errors described above. No other information in the Original Filing was incorrectly presented, and this Amendment should be read in conjunction with the Original Filing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
Current Assets
Cash	$6,537,505	$3,793
Accounts receivable, net	2,674,441	3,269,420
Inventories, net	444,472	562,817
Prepayments and deposits	4,214,805	3,940,045
Amounts due from related parties	15,897	22,763
Other receivables	11,709,769	16,771,928
Total current assets	25,596,889	24,570,766
Non-Current Assets
Property, plant and equipment, net	60,102,976	61,944,100
Finance lease right-of-use assets	41,054,305	41,140,331
Operating lease right-of-use assets	5,621,918	5,669,794
Prepaid land leases, net of current portion	409,890	406,819
Deferred tax assets, net	—	—
Total non-current assets	107,189,089	109,161,044
Total Assets	132,785,978	133,731,810

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank borrowing	$5,272,057	$2,845,400
Accounts payable and accrued expenses	2,171,025	1,882,367
Accrued liabilities	507,587	499,688
Taxes payable-current	456,137	365,499
Amount due to related parties	1,903,703	1,896,831
Finance lease liabilities, current portion	251,900	228,918
Operating lease liabilities, current portion	382,599	523,847
Total current liabilities	10,945,008	8,242,550
Non-Current Liabilities
Finance lease liabilities, net of current portion	5,299,635	5,175,628
Operating lease liabilities, net of current portion	6,595,176	6,491,100
Long-term bank borrowing	—	2,344,610
Total non-current liabilities	11,894,811	14,011,338
Total Liabilities	22,839,819	22,253,888

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized;1,712,114 and 1,568,114 shares issued; and 1,683,531 and 1,539,531 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	856	784
Treasury stock; 28,583 shares as of March 31, 2026 and December 31, 2025 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	106,441,150	105,927,142
Retained earnings unappropriated	(11,452,728)	(7,526,347)
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(10,337,543)	(12,218,081)
Total Stockholders’ Equity	109,946,159	111,477,922
Total Liabilities and Stockholders’ Equity	$132,785,978	$133,731,810

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2026	2025 (Restated)
NET REVENUE	$2,368,626	$1,604,447
OPERATING COSTS AND EXPENSE
Cost of revenues	(2,353,412)	(1,597,464)
Sales and marketing expenses	(5,448)	(5,053)
Direct labor and factory overheads incurred during plant shutdown	(2,743,262)	(3,225,808)
General and administrative expenses	(1,323,101)	(1,427,009)
TOTAL OPERATING COSTS AND EXPENSE	(6,425,223)	(6,255,334)

LOSS FROM OPERATIONS	(4,056,597)	(4,650,887)

OTHER INCOME (EXPENSE)
Interest expense	(123,444)	(21,722)
Interest income	253,660	2,429
TOTAL OTHER INCOME, NET	130,216	(19,293)

LOSS BEFORE INCOME TAXES	(3,926,381)	(4,670,180)

INCOME TAX EXPENSE	—	—
NET LOSS	$(3,926,381)	$(4,670,180)

COMPREHENSIVE LOSS:
NET LOSS	$(3,926,381)	$(4,670,180)
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	1,880,538	248,921
TOTAL COMPREHENSIVE LOSS	$(2,045,843)	$(4,421,259)

BASIC AND DILUTED LOSS PER SHARE(1)	$(2.48)	$(3.93)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES(1):	1,582,931	1,187,413

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE-MONTH PERIOD ENDED MARCH 31, 2026

(Expressed in U.S. dollars)

	Common stock
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Share to be issued	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total

BALANCE AT DECEMBER 31, 2025 (Audited)	1,568,114	1,539,531	28,583	$784	$(1,372,673)	$—	$105,927,142	$(7,526,347)	$26,667,097	$(12,218,081)	$111,477,922
Restricted shares issued for services	—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	1,880,538	1,880,538
Issuance of Private Placement Units	144,000	144,000	—	72	—	—	514,008	—	—	—	514,080
Net loss for three- month period ended March 31, 2026	—	—	—	—	—	—	—	(3,926,381)	—	—	(3,926,381)
BALANCE AT MARCH 31, 2026 (Unaudited)	1,712,114	1,683,531	28,583	$856	$(1,372,673)	$—	$106,441,150	$(11,452,728)	$26,667,097	$(10,337,543)	$109,946,159

	Common stock
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock (1)	Amount(1)	Treasury stock	Share to be issued	Additional paid-in capital(1)	Retained earnings unappropriated	Retained earnings appropriated	Accumulated other comprehensive Income(loss)	Total

BALANCE AT DECEMBER 31, 2024 (Audited)(Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares issued for services	56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of assets	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	—	—	—	—	—	—	—	—	—	248,921	248,921
Net loss for three- month period ended March 31, 2025	—	—	—	—	—	—	—	(4,670,180)	—	—	(4,670,180)
BALANCE AT MARCH 31, 2025 (Unaudited)(Restated)	1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$31,723,704	$26,667,097	$(20,534,397)	$141,676,957

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended March 31,
	2026	2025(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,926,381)	$(4,670,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization on capital lease	61,290	60,857
Depreciation and amortization	3,360,131	3,229,367
Amortization of operating lease right-of-use assets	222,161	217,801
Amortization of finance lease right-of-use assets	733,298	775,702
Stock-based compensation expense	—	196,100
Bad debt expense	(3,236)	—
Accrued interest receivable	(6,700)	—
Changes in assets and liabilities:
Accounts receivable	647,174	(1,549,443)
Inventories	126,706	(139,285)
Prepayments and deposits	(211,577)	(7,340)
Other receivables	(389)	(31,987)
Accounts and other payable and accrued expenses	236,672	401,190
Taxes payable	84,502	162,411
Lease liabilities	(232,677)	(225,321)
Net cash provided by (used in) operating activities	1,090,974	(1,580,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(515,413)	—
Repayments for loans to third parties	5,544,810	—
Net cash provided by (used in) investing activities	5,029,397	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement units	280,172	—
Proceeds from interest-free loan from a related party	7,195	—
Net cash provided by (used in) financing activities	287,367	—

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	125,974	28,011
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,533,712	(1,552,117)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,793	10,075,162
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,537,505	$8,523,045

	Periods Ended March 31,
	2026	2025(Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the three-month period ended March 31, for:
Paid for taxes	$110,858	$77,386
Interest paid	$98,940	$60,857
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

Inventories are stated at the lower of cost, determined on a first-in first-out cost basis, or net realizable value. Costs of work-in-progress and finished goods comprise direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is based on estimated selling price less reasonably predictable costs of completion, disposal, and transportation.

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

For the three-month periods ended March 31, 2026 and 2025, the Company recognized impairment of long-lived assets of nil.

(l)	Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $107,657 and $173,485 for the three-month periods ended March 31, 2026 and 2025, respectively.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized on January 1, 2019 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

(o)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common stock are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common stocks plus dilutive common stock equivalents outstanding during the period. Potential common stocks that would have the effect of increasing diluted earnings per stock are considered to be anti- dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 share for the three-month periods ended March 31, 2026 and 2025. These awards could be dilutived in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

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

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into USD, as required under FASB ASC 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiaries are recorded in stockholders’ equity as part of accumulated other comprehensive income (loss). The statement of comprehensive income (loss) is translated at average rate during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized as net loss for the reporting periods as part of general and administrative expenses. The statement of cash flows is translated at average rate during the reporting period, with the exception of the consideration paid for the acquisition of business which is translated at historical rates.

(q)	Revenue Recognition

Net revenue is net of discount and value added tax and comprises the sale of bromine, crude salt and chemical products. Revenue is recognized at a point in time when the control of the promised goods is transferred to the customers in an amount that reflects the consideration that the Company expects to receive from the customers in exchange for those goods. The acknowledgement of receipt of goods by the customers is when control of the product is deemed to be transferred. Invoicing occurs upon acknowledgement of receipt of the goods by the customers. Customers have no rights to return the goods upon acknowledgement of receipt of goods. Customers typically pay after the Company delivers and transfers the products to them in accordance with terms set forth in their contract. Revenue from contracts with customers is disaggregated in Note 19.

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

The carrying amounts of the Company’s financial instruments including cash, accounts receivable, other receivables, accounts payable, other current payables, and amounts due to related parties approximate their fair values due to their short-term nature. The carrying amounts of short-term borrowing and long-term borrowing also approximate their fair values as their interest rates approximate the current market rates. There were no material unrecognized financial instruments as of March 31, 2026 and December 31, 2025.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable net consist of:

	March 31, 2026	December 31, 2025
Accounts receivable	$2,687,881	$3,285,850
Allowance for doubtful debt	(13,440)	(16,430)
Accounts receivable, net	$2,674,441	$3,269,420

The overall accounts receivable balance as of March 31, 2026 decreased by $594,979, as compared to those of December 31, 2025. The decrease in accounts receivable is primarily due to collections of opening balances during the period, which exceeded new credit sales generated. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluations on the financial condition of our customers.

NOTE 3 – INVENTORIES, NET

Inventories consist of:

	March 31,	December 31,
	2026	2025
Raw materials	$56,109	$20,079
Finished goods	388,363	838,360
Less: impairment	—	(295,622)
Inventories, net	$444,472	$562,817

The Company recorded impairment charges for slow moving inventory in the amounts of nil for the three months ended March 31, 2026 and 2025.

NOTE 4 – PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	March 31,	December 31,
	2026	2025
Prepayments and deposits	$4,214,805	$5,625,945
Provision for impairment	—	(1,685,900)
Prepayments and deposits, net	$4,214,805	$3,940,045

For the three months ended March 31, 2026 and 2025, the Company recognized provision of nil for the prepayments and deposits.

NOTE 5 –OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31,	December 31,
	2026	2025
Loan receivable(1)	$9,020,630	$14,355,283
Proceeds receivable from sale of subsidiary(2)	2,454,280	2,416,086
Other	234,859	559
Other receivables	$11,709,769	$16,771,928

(1)	During the year ended December 31, 2025, the Company entered into five borrowing arrangements with a third party for an aggregate principal amount of $14,383,955, bearing interest at 9% per annum. Certain borrowings were guaranteed by individuals or entities or secured by certain assets. As of March 31, 2026, the outstanding balance of these borrowings and the associated interest were $8,815,666 and $204,964, respectively.

To date, all of the above borrowings, including the related accrued interest, have been fully repaid.

(2)	The amount represents the receivable from the sale of SYCI, which is due in December, 2026 from Shandong Rongyuan Pharmaceutical Co., Ltd.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2026	December 31, 2025
At cost:
Mineral rights	$2,787,202	$2,743,826
Leasehold improvements	13,806,026	13,053,292
Plant and machinery	126,813,783	125,170,996
Furniture, fixtures and office equipment	846,215	833,046
Motor vehicles	30,071	29,603
Construction in process	16,801	—
Total	144,300,098	141,830,763
Less: Accumulated depreciation and amortization	(83,904,706)	(79,598,798)
Less: Impairment	(292,416)	(287,865)
Net book value	$60,102,976	$61,944,100

The rollforward of property, plant and equipment, net was as follows:

	December 31, 2025	Remodel of Brine Well(a)	Remodel of Chlorine Gas Shed and finished liquid pond(b)	Depreciation (c)	Foreign currency translation	March 31, 2026
At cost:
Mineral rights	$2,743,826	$—	$—	$—	$43,376	$2,787,202
Leasehold improvements	13,053,292	—	544,075	—	208,659	13,806,026
Plant and machinery	125,170,996	(334,596)	—	—	1,977,383	126,813,783
Furniture, fixtures and office equipment	833,046	—	—	—	13,169	846,215
Motor vehicles	29,603	—	—	—	468	30,071
Construction in progress	—	16,730	—	—	71	16,801
Total	141,830,763	(317,866)	544,075	—	2,243,126	144,300,098
Less: Accumulated depreciation and amortization	(79,598,798)	317,866	4,221	(3,356,786)	(1,271,209)	(83,904,706)
Less: Impairment	(287,865)	—	—	—	(4,551)	(292,416)
Net book value	$61,944,100	$—	$548,296	$(3,356,786)	$967,366	$60,102,976

(a)	The Company was undergoing renovation and upgrading work on the brine well, which remained incomplete as of March 31, 2026. Accordingly, the brine well’s original cost and related accumulated depreciation were reclassified to construction in progress pending completion of the renovation and upgrade work.

(b)	In the first quarter of 2026, the Company completed the renovation and upgrade project for the chlorine gas shed and finished liquid pond, at a total cost of $548,296.

(c)	During the three-month period ended March 31, 2026, depreciation and amortization expense totaled $3,356,786, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

During the three-month period ended March 31, 2025, depreciation and amortization expense totaled $3,226,127, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

See Note 24- Restatement, for discussion regarding the impact of the Restatement.

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

During the three-month period ended March 31, 2026, depreciation and amortization expense totaled $733,298, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

During the three-month period ended March 31, 2025, depreciation and amortization expense totaled $775,702, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

See Note 24- Restatement, for discussion regarding the impact of the Restatement.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 8 – OPERATING LEASE RIGHT–OF–USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates.

As of March 31, 2026, the total operating lease right-of-use assets was $5,621,918.

The total operating lease cost for the three-month periods ended March 31, 2026 and 2025 was $222,161 and $217,801, respectively.

NOTE 9– BORROWINGS

The company entered into a loan agreement with Shandong Shouguang Industrial and Commercial Bank Co., Ltd. for a principal amount of $2,890,382, bearing interest at 6.375% per annum, with a maturity date of December 26, 2025. The borrowing was guaranteed by Ming Yang, Wenxiang Yu, and Shouguang Broadcasting and Television Group Col, Ltd. The borrowing was also secured by land and buildings owned by Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. The Company paid interest on a monthly basis, however, the principal balance became past due and remained unpaid as of March 31, 2026 due to disputes between the Company and the bank.

The Company entered into a loan agreement with Shandong Shouguang Rural Commercial Bank Co., Ltd. for a principal amount of $2,381,675, bearing interest at 6.350% per annum, with a maturity date of March 26, 2027. The borrowing was guaranteed by Ming Yang and Wenxiang Yu secured by the 15th and 16th floors of Meilin Building, located in Shouguang, Shandong China, which are owned by Shandong Shouguang Hongye Economic and Trade Co., Ltd. The Company pays interest monthly and the principal is due at maturity.

NOTE 10 –PAYABLE AND ACCRUED EXPENSES

Payables and accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$434,275	$146,148
Salary payable	166,867	155,257
Social security insurance contribution payable	243,874	240,079
Accrued expense for construction	54,991	526,298
Accrued expense-others (1)	1,271,018	814,585
Total	$2,171,025	$1,882,367

(1)	Accrued expense-others mainly included accrued professional fees and accrued interest payable that is disputed by the Company in connection with its borrowing from Shouguang Industrial and Commercial Bank Co., Ltd.

NOTE 11– RELATED PARTY TRANSACTIONS

a)	Related parties

Name of related parties	Position
Ming Yang	Shareholder
XiaoBin Liu	Chief Executive Officer
Min Li	Chief Financial Officer
NaiHui Miao	Chief Operating Officer
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	March 31, 2026	December 31, 2025
Amount due to related parties:
Ming Yang	$426,305	$419,671
XiaoBin Liu	887,214	887,214
Min Li	302,736	302,498
NaiHui Miao	287,448	287,448
Total	$1,903,703	$1,896,831

c)

	March 31, 2026	December 31, 2025
Amount due from related parties:
Chengdu Dianjinshi Culture media Co., LTD	$15,897	$22,763
Total	$15,897	$22,763

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 12– TAXES PAYABLE

	March 31, 2026	December 31, 2025
Value added tax and other taxes payable	$456,137	$365,499
Total	$456,137	$365,499

Of the remaining balance as of March 31, 2026, $263,269 was overdue, as notified by the Tax Bureau in a Tax Matters Notice. The overdue amount was attributable to certain value-added tax invoices issued by the Company’s upstream suppliers during 2018 and 2019 that were subsequently identified as abnormal deductions in the tax authorities’ system.

NOTE 13 – LEASE LIABILITIES - FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	March 31, 2026	December 31, 2025
Total finance lease liabilities	$5,551,535	$5,404,546
Less: Current portion	(251,900)	(228,918)
Finance lease liabilities, net of current portion	$5,299,635	$5,175,628

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

The components of operating lease liabilities are as follows:

	March 31, 2026	December 31, 2025
Total Operating lease liabilities	$6,977,775	$7,014,947
Less: Current portion	(382,599)	(523,847)
Operating lease liabilities, net of current portion	$6,595,176	$6,491,100

The components of lease cost were as follows:

	Three-Month Period Ended March 31,
	2026	2025 (Restated)
Finance lease cost:
- Amortization of right-of-use assets	$733,298	$775,702
- Interest on lease liabilities	61,290	60,857
Operating lease cost	222,161	217,801
Total lease cost	$1,016,749	$1,054,360

Maturities of lease liabilities were as follows:

	Finance Lease	Operating Lease
the next 12 months	$271,262	$649,624
the next 13 to 24 months	271,262	854,603
the next 25 to 36 months	5,140,316	861,118
the next 37 to 48 months	271,262	867,681
the next 49 to 60 months	271,262	874,664
thereafter	—	7,600,870
Total	6,225,364	11,708,560
Less: Amount representing interest	(673,829)	(4,730,785)
Present value of net minimum lease payments	$5,551,535	$6,977,775

A summary of supplemental information related to leases is listed as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term:
Finance leases	15.4 years	15.7 years
Operating leases	19.7 years	19.6 years
Weighted average discount rate:
Finance leases	4.53%	4.53%
Operating lease	4.90%	4.90%

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – LEASE LIABILITIES - FINANCE AND OPERATING LEASE – Continued

Supplemental cash flow information related to leases was as follows:

	Three-Month Period Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities :
-Operating cash flows from operating leases	$232,677	$225,321
-Financing cash flows from finance leases	$—	$—

Non-cash information on lease liabilities arising from obtaining right-of-use assets:
-Finance leases	$—	$—
-Operating leases	$—	$—

See Note 24- Restatement, for discussion regarding the impact of the Restatement.

NOTE 14 ––EQUITY

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

The Company granted an aggregate of 295,000 (post reverse share split 29,500 shares) restricted shares of common stock on January 25, 2025 to a consultant, the Company’s directors, officers, and an employee as compensation for services rendered in the year ended December 31, 2024. The restricted shares award was granted under the 2019 Omnibus Equity Incentive Plan (See Note 16) and vested immediately. The fair value of the award on the date of grant was $194,700 which was expensed in full during the year ended December 31, 2024.

The Company granted in the aggregate, 265,000 (post reverse share split 26,500 shares) restricted shares of common stock on March 21, 2025 to a consultant, the Company’s directors, officers and an employee as compensation for services rendered. The restricted shares award was granted under the 2019 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $196,100 which was expensed in full during the year ended December 31, 2025.

The Company granted in the aggregate, 186,000 restricted shares of common stock on November 21, 2025 to a consultant, the Company’s directors, officers and an employee as compensation for services rendered. The restricted shares award was granted under the 2025 Omnibus Equity Incentive Plan and vested immediately. The fair value of the award on the date of grant was $734,700 which was expensed in full during the year ended December 31, 2025.

Retained Earnings - Appropriated

In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, the Company’s PRC subsidiaries are required to allocate its profit after tax to the following reserve:

Statutory Reserve

The Company’s PRC subsidiaries are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Reserve until the balance reaches 50% of the registered share capital. This reserve can be used to make up for any loss incurred or to increase share capital. Except for the reduction in losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As of March 31, 2026, the Company’s statutory provident fund stood at $26.67 million.

Stock Issued For Private Equity Financing

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

On February 10, 2026, the Company issued 69,000 shares of its common stock to one individual investor at an agreed price of $3.57 per share for aggregate proceeds of $246,330, pursuant to the private placement agreement dated January 26, 2026.

On March 24, 2026, the Company issued 75,000 shares of its common stock to one individual investor at an agreed price of $3.57 per share for aggregate proceeds of $267,750, pursuant to the private placement agreement dated March 5, 2026.

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

The following table summarizes all Company stock option transactions between January 1, 2026 and March 31, 2026.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Stock
Balance, January 1, 2026	—	$—	$—
Granted during the period	—	$—	$—
Exercised during the period	—	$—	$—
Expired during the period	—	$—	$—
Balance, March 31, 2026	—	$—	$—

	Stock Options and Warrants Outstanding and Exercisable		Weighted Average
	Outstanding at March 31, 2026	Range of Exercise Prices	Remaining Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding as of March 31, 2026 are fully vested. As of March 31, 2026 there was no unrecognized compensation cost related to outstanding stock options.

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

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three-month periods ended March 31, 2026 and 2025, and management believes that its earnings are permanently invested in the PRC.

(b)	British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the three- month periods ended March 31, 2026 and 2025.

(c)	Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income tax has been made as it has no taxable income for the three-month periods ended March 31, 2026 and 2025. The applicable statutory tax rates for the three- month periods ended March 31, 2026 and 2025 are 16.5%. There is no dividend withholding tax in Hong Kong.

(d)	PRC

Enterprise income tax (“EIT”) for the subsidiaries in the PRC is charged at 25% of the assessable profits.

SCHC, SYCI, DCHC, and SHSI are a wholly foreign-owned enterprises (“FIE”) incorporated in the PRC. They are subject to the PRC Local Income Tax Law. The PRC tax losses may be carried forward to be utilized against future taxable profit for ten years for High- tech enterprises and small and medium-sized enterprises of science and technology and for five years for other companies. Tax losses of the operating subsidiaries of the Company may be carried forward for five years.

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

NOTE 18 – INCOME TAXES – Continued

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

Three-Month Period Ended March 31, 2026	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$2,249,950	$118,676	$—	$—	$2,368,626	$—	$2,368,626
Loss from operations before income (expense) benefit	(3,067,778)	(727,679)	—	(31,809)	(3,827,266)	(229,331)	(4,056,597)
Income tax (expense) benefit	—	—	—	—	—	—	—
Loss from operations after income tax (expense) benefit	(3,067,778)	(727,679)	—	(31,809)	(3,827,266)	(229,331)	(4,056,597)
Total assets	82,009,150	49,970,378	—	520,295	132,499,823	286,155	132,785,978
Depreciation and amortization	3,297,472	769,793	—	26,164	4,093,429	—	4,093,429
Capital expenditures	$548,296	$—	$—	$—	$548,296	$—	$548,296

Three-Month Period Ended March 31, 2025(Restated)	Bromine *	Crude Salt *	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$1,481,869	$122,578	$—	$—	$1,604,447	$—	$1,604,447
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income expense	(3,374,506)	(587,809)	(361,892)	(44,844)	(4,369,051)	(281,836)	(4,650,887)
Income tax (expense) benefit	—	—	—	—	—	—	—
Loss from operations after income taxes expense	(3,374,506)	(587,809)	(361,892)	(44,844)	(4,369,051)	(281,836)	(4,650,887)
Total assets	79,776,369	45,042,635	38,250,664	929,031	163,998,699	93,640	164,092,339
Depreciation and amortization	3,261,892	639,289	70,926	32,962	4,005,069	—	4,005,069
Capital expenditures	$—	$—	$—	$—	$—	$—	$—

*	Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segments.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 19 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended March 31,
Reconciliations	2026	2025 (Restated)
Total segment operating loss	$(3,827,266)	$(4,369,051)
Corporate costs	(229,331)	(281,836)
Unrealized gain (loss) on translation of intercompany balance	—	—
Loss from operations	(4,056,597)	(4,650,887)
Interest income	253,660	2,429
Interest expense	(123,444)	(21,722)
Loss before taxes	$(3,926,381)	$(4,670,180)

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2026.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Shouguang Shenruifa Marine Chemical Company Limited	$393	$—	$—	$393	16.6%
2	Shandong Brother Technology Limited	261	50	—	311	13.1%
3	Shandong Morui Chemical Company Limited	264	43	—	307	13.0%
	Shouguang Weidong Chemical Company
4	Limited	263	26	—	289	12.2%
5	Shandong Xuruixin Materials Company Limited	$263	$—	$—	$263	11.1%

The following table shows the major customers (10% or more) for the three-month period ended March 31, 2025.

Number	Customer	Bromine (000’s)	Crude Salt (000’s)	Chemical Products (000’s)	Total Revenue (000’s)	Percentage of Total Revenue (%)
1	Shandong Morui Chemical Company Limited	$196	$58	$—	$254	15.8%
2	Shandong Brother Technology Limited	193	36	—	229	14.3%
3	Shouguang Weidong Chemical Company Limited	197	28	—	225	14.0%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$195	$—	$—	$195	12.1%

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 24 –RESTATEMENT

The Company restates its previously released unaudited condensed consolidated financial statements for the three months ended March 31, 2026, and incorporate them into the 2026 Quarterly Report “10-Q Form Report” (the “Restatement”). This restatement is due to the discovery of errors related to the reclassification of buildings without property ownership certificates in fixed assets.

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

The effects of the restatement on the consolidated statement of operations income (loss) for the three months ended March 31, 2025, are summarized in the following table:

	March 31, 2025
	As Previously Reported	Restatement	Note	As Restated
NET REVENUE	$1,604,447	—		$1,604,447

OPERATING COSTS AND EXPENSE
Cost of revenues	(1,594,270)	(3,194)	(a)	(1,597,464)
Sales and marketing expenses	(5,053)	—		(5,053)
Direct labor and factory overheads incurred during plant shutdown	(3,225,808)	—		(3,225,808)
General and administrative expenses	(1,389,523)	(37,486)	(a)	(1,427,009)
TOTAL OPERATING COSTS AND EXPENSE	(6,214,654)	(40,680)		(6,255,334)

LOSS FROM OPERATIONS	(4,610,207)	(40,680)		(4,650,887)

OTHER INCOME (EXPENSE)
Interest expense	(21,722)	—		(21,722)
Interest income	2,429	—		2,429
TOTAL OTHER INCOME, NET	(19,293)	—		(19,293)

LOSS BEFORE INCOME TAXES	(4,629,500)	(40,680)		(4,670,180)

INCOME TAX EXPENSE	—	—		—
NET LOSS	$(4,629,500)	(40,680)		$(4,670,180)

COMPREHENSIVE LOSS:
NET LOSS	$(4,629,500)	(40,680)		$(4,670,180)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	222,016	26,905	(b)	248,921
TOTAL COMPREHENSIVE LOSS	$(4,407,484)	(13,775)		$(4,421,259)

BASIC AND DILUTED LOSS PER SHARE	$(3.90)	(0.03)		$(3.93)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	1,187,413	—		1,187,413

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

NOTE 24 –RESTATEMENT – Continued

The effects of the restatement on the consolidated statement of stockholders’ deficit for the three months ended March 31, 2025 are summarized in the following table:

		Common stock
		Number	Number	Number of			Share to	Additional	Retained	Retained	Accumulated other
	Restatement	of shares	of shares	treasury		Treasury	be	paid-in	earnings	earnings	comprehensive
	Reference	issued	outstanding	stock	Amount	stock	issued	capital	unappropriated	appropriated	Income(loss)	Total
THREE MONTHS ENDED MARCH 31, 2025 (As Previously Reported)
BALANCE AT December 31, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares to be issued for service		56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of assets		205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment		—	—	—	—	—	—	—	—	—	222,016	222,016
Net loss for three months ended March 31, 2025		—	—	—	—	—	—	—	(4,629,500)	—	—	(4,629,500)
BALANCE AT MARCH 31, 2025		1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$31,764,384	$26,667,097	$(20,561,302)	$141,690,732
THREE MONTHS ENDED MARCH 31, 2025 (Restatement Impact)
BALANCE AT December 31, 2024		—	—	—	$—	$—	$—	$—	$—	$—	$—	$—
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—	—
Acquisition of assets		—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	(a)	—	—	—	—	—	—	—	—	—	26,905	26,905
Net loss for three months ended March 31, 2025	(b)	—	—	—	—	—	—	—	(40,680)	—	—	(40,680)
BALANCE AT MARCH 31, 2025		—	—	—	$—	$—	$—	$—	$(40,680)	$—	$26,905	$(13,775)
THREE MONTHS ENDED MARCH 31, 2025 (As Restated)
BALANCE AT December 31, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares to be issued for service		56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of assets		205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment		—	—	—	—	—	—	—	—	—	248,921	248,921
Net loss for three months ended March 31, 2025		—	—	—	—	—	—	—	(4,670,180)	—	—	(4,670,180)
BALANCE AT MARCH 31, 2025		1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$31,723,704	$26,667,097	$(20,534,397)	$141,676,957

The following descriptions of the restatement adjustments to the consolidated statement of stockholders’ deficit excludes a description of adjustments previously identified and concluded as immaterial the were also corrected as part of the restatement.

(a)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

(b)	Regarding the decrease in retained earnings unappropriated, the main reason was that cost of revenue and general and administrative expenses increased. The increase of expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 24 –RESTATEMENT – Continued

The effects of the restatement on the consolidated statement of cash flows for the three months ended March 31, 2025, are summarized in the following table:

	March 31, 2025
	As Previously Reported	Restatement	Note	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,629,500)	(40,680)	(b)	$(4,670,180)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization on capital lease	21,722	39,135	(a)	60,857
Depreciation and amortization	4,003,524	(774,157)	(a)	3,229,367
Stock-based compensation expense	196,100	—		196,100
Amortization of operating lease right-of-use assets	217,801	—		217,801
Amortization of finance lease right-of-use assets	—	775,702	(a)	775,702
Changes in assets and liabilities:
Accounts receivable	(1,549,443)	—		(1,549,443)
Inventories	(139,285)	—		(139,285)
Prepayment and deposits	(7,340)	—		(7,340)
Other receivables	(31,987)	—		(31,987)
Accounts and other payable and accrued expenses	401,190	—		401,190
Taxes payable	162,411	—		162,411
Lease liabilities	(225,321)	—		(225,321)
Net cash used in operating activities	(1,580,128)	—		(1,580,128)

CASH FLOWS FROM INVESTING ACTIVITIES				—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES				—
Net cash used in financing activities	—	—

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	28,011	—		28,011
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,552,117)	—		(1,552,117)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	10,075,162	—		10,075,162
CASH AND CASH EQUIVALENTS - END OF YEAR	$8,523,045	—		$8,523,045

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 24 –RESTATEMENT – Continued

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

As previously announced, on November 5, 2024, the Staff notified the Company that the bid price for the Common Stocks no longer satisfied Nasdaq Listing Rule 5450(a) (1), the minimum bid price requirement applicable to The Nasdaq Global Select Market issuers. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded an initial 180-calendar day grace period, through May 5, 2025, to regain compliance with the minimum bid price requirement.

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

On May 6, 2025, the Company was notified by the Nasdaq that the Company’s request to transfer the listing of its Common Stock, from The Nasdaq Global Select Market tier to The Nasdaq Capital Market tier has been granted, and that the Company was granted a second 180-calendar day period, or until November 3, 2025 (the “Second Compliance Period”), to regain compliance with the requisite bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). The transfer of the listing of the Common Stocks from The Nasdaq Global Select Market to The Nasdaq Capital Market took effect with the opening of business on May 8, 2025. The transfer is not expected to impact trading in the Common Stocks, which will continue to trade on Nasdaq under the symbol “GURE.”

On November 12, 2025, the Company issued a press release providing certain updates on its hearing scheduling process with the Nasdaq Hearings Panel. The hearing did not take place because the Company subsequently regained compliance with the applicable Nasdaq listing requirement.

On December 1, 2025, the Company received a letter from The Nasdaq Stock Market, LLC stating that the Company had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). Consequently, the hearing before the Hearings Panel scheduled to take place on December 9, 2025 has been cancelled. The Company’s securities continues to be listed and traded on The Nasdaq Stock Market.

On December 2, 2025, the Company issued a press release announcing that it has regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

Our current corporate structure chart is set forth in the following diagram:

As a result of our acquisition of SCHC, our historical financial statements and the information presented below reflects the accounts of SCHC, SHSI, SYCI and DCHC. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

On December 22, 2025 SYCI was sold.

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders’ equity for the three-month periods ended March 31, 2026 and 2025.

Comparison of the Three-Month Periods Ended March 31, 2026 and 2025

			Percent
			Change
	Three-Month Period	Three-Month Period	Increase/
	Ended March 31, 2026	Ended March 31, 2025(Restated)	(Decrease)
Net revenue	$2,368,626	$1,604,447	48%
Cost of revenue	$(2,353,412)	$(1,597,464)	47%
Gross profit	$15,214	$6,983	118%
Sales and marketing expenses	$(5,448)	$(5,053)	8%
Direct labor and factory overheads incurred during plant shutdown	$(2,743,262)	(3,225,808)	(15)%
General and administrative expenses	$(1,323,101)	$(1,427,009)	(7)%
Loss from operations	$(4,056,597)	$(4,650,887)	(13)%
Interest expense	$(123,444)	$(21,722)	(468)%
Interest income	$253,660	$2,429	10,342%
Loss before income taxes	$(3,926,381)	$(4,670,180)	(16)%
Income tax expense	$—	$—	—
Net loss	$(3,926,381)	$(4,670,180)	(16)%

Net Loss for the three-month period ended March 31, 2026 decreased to $3,926,381 from $4,670,180 in the same period in 2025, mainly due to the net revenue increased to $2,368,626 for the three-month period ended March 31, 2026 as compared to $1,604,447 in the same period in 2025.

Net Revenue.

The table below shows the changes in net revenue in the respective segments of the Company for the three-month period ended March 31, 2026 as compared to the same period in 2025:

	Net Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		Increase
	March 31, 2026		March 31, 2025		of Net Revenue
Segment		% of total		% of total
Bromine	$2,249,950	95%	$1,481,869	92%	52%
Crude Salt	118,676	5%	122,578	8%	(3)%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total sales	$2,368,626	100%	$1,604,447	100%	48%

	Three-Month Period Ended		Percentage Change Increase
Bromine and crude salt segments product sold in tonnes	March 31, 2026	March 31, 2025	(Decrease)
Bromine	455	402	13%
Crude Salt	4,659	4,733	(2)%

Bromine segment

For the three-month periods ended March 31, 2026 and 2025, the net revenue for the bromine segment was $2,249,950 and $1,481,869, respectively. The increase of the net revenue of bromine was due to the 13% increase in tonnes sold and the 34% increase in average selling price of bromine.

Crude salt segment

For the three-month periods ended March 31, 2026 and 2025, the net revenue for the crude salt segment was $118,676 and $122,578, respectively. The decrease of net revenue of crude salt was mainly due to the 2% decrease in tonnes sold and the 2% decrease in average selling price of crude salt for the three-month period ended March 31, 2026.

Chemical products segment

For the three-month periods ended March 31, 2026 and 2025, the net revenue for the chemical products segment was nil due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month periods ended March 31, 2026 and 2025, the net revenue for the natural gas segment was nil.

Cost of Revenue

	Cost of Revenue by Segment				Percent Change
	Three-Month Period Ended		Three-Month Period Ended		of Cost of
	March 31, 2026		March 31, 2025(Restated)		Revenue
Segment		% of total		% of total
Bromine	$2,283,326	97%	$1,533,224	96%	49%
Crude Salt	70,086	3%	64,240	4%	9%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$2,353,412	100%	$1,597,464	100%	47%

Cost of revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plants and machinery and other manufacturing costs. Our cost of revenue was $2,353,412 for the three-month period ended March 31, 2026, an increase of $755,948 (or 47%) as compared to the same period in 2025 due to the increase of net revenue by 48% for the three-month period ended March 31, 2026 as compared to the same period in 2025.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended March 31, 2025	31,506	15%
Three-month period ended March 31, 2026	31,506	16%
Variance of the three-month periods ended March 31, 2026 and 2025	—	1%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the three-month periods ended March 31, 2026 and 2025 the cost of revenue for the bromine segment was $2,283,326 and $1,533,224, respectively. The increase in costs is mainly due to the increase in sales volume.

Crude salt segment

For the three-month periods ended March 31, 2026 and 2025 the cost of revenue for the crude salt segment was $70,086 and $64,240, respectively. The increase in costs is mainly due to the unit cost of raw salt issued increased.

Chemical products segment

Cost of revenue for our chemical products segment for the three-month periods ended March 31, 2026 and 2025 was nil.

Natural gas segment

Cost of revenue for our natural gas segment for the three-month periods ended March 31, 2026 and 2025 was nil.

Gross Profit. Gross profit was $15,214, or 0.6% of net revenue for three-month period ended March 31, 2026, representing an increase of $8,231, as compared to a gross profit of $6,983, or 0.4% of net revenue for the same period in 2025.

	Gross Profit (Loss) by Segment				% Point Change of Gross
	Three-Month Period Ended		Three-Month Period Ended		Profit (Loss)
	March 31, 2026		March 31, 2025(Restated)		Margin
Segment		Gross Profit (Loss) Margin		Gross Profit (Loss) Margin
Bromine	$(33,376)	(1.5)%	$(51,355)	(3.5)%	2%
Crude Salt	$48,590	40.9%	$58,338	47.6%	(6.6)%
Chemical Products	$—	—	$—	—	—
Natural Gas	$—	—	$—	—	—
Total Gross Profit	$15,214	0.6%	$6,983	0.4%	0.2%

Bromine segment

For the three-month period ended March 31, 2026, the gross loss margin for our bromine segment was 1.5%, compared to 3.5% in the three-month period ended March 31, 2025. The decrease in gross loss margin was primarily attributable to the higher average selling price of bromine of $4,945 per ton in the three-month period ended March 31, 2026 compared to $3,686 per ton in the three-month period ended March 31, 2025. Bromine tonnes sales also increased from 402 tonnes for the three-month period ended March 31, 2025 to 455 tonnes for the three-month period ended March 31, 2026.

Crude salt segment

For the three-month period ended March 31, 2026, the gross profit margin for our crude salt segment was 40.9%, compared to 47.6% in the same period in 2025, representing a 6.6% decrease. For the three-month period ended March 31, 2026, the average selling price of raw salt decreased by 2% compared to the three-month period ended March 31, 2025.

Chemical products segment

For the three-month periods ended March 31, 2026 and 2025, the gross profit margin for our chemical products segment was 0%.

Natural gas segment

For the three-month periods ended March 31, 2026 and 2025, the gross profit margin for our natural gas segment was 0%.

Sales and Marketing Expenses. Sales and marketing expenses were $5,448 for the three-month period ended March 31, 2026, an increase of $395 (or 8%) as compared to $5,053 for the same period in 2025

Direct labor and factory overheads incurred during plant shutdown. On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $2,743,262 and $3,225,808 incurred for the three-month periods ended March 31, 2026 and 2025, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses. General and administrative expenses were $1,323,101 for the three-month period ended March 31, 2026, a decrease of $103,908 (or 7%) as compared to $1,427,009 for the same period in 2025.

Loss from Operations. Loss from operations was $4,056,597 the three-month period ended March 31, 2026, compared to loss from operations of $4,650,887 in the same period in 2025.

	Loss from Operations by Segment
	Three-Month Period Ended March 31, 2026		Three-Month Period Ended March 31, 2025(Restated)
Segment:		% of total		% of total
Bromine	$(3,067,778)	80.2%	$(3,374,506)	77.2%
Crude Salt	(727,679)	19.0%	(587,809)	13.5%
Chemical Products	—	—	(361,892)	8.3%
Natural Gas	(31,809)	0.8%	(44,844)	1%
Loss from operations before corporate costs	(3,827,266)	100%	(4,369,051)	100%
Corporate cost	(229,331)		(281,836)
Loss from operations	$(4,056,597)		$(4,650,887)

Bromine segment

Loss from operations from our bromine segment was $3,067,778 for the three-month period ended March 31, 2026, compared to loss from operations of $3,374,506 in the same period in 2025. This decrease was due to the 13% increase in tonnes sold and a 34% increase in average selling price.

Crude salt segment

Loss from operations from our crude salt segment was $727,679 for the three-month period ended March 31, 2026, compared to loss from operations of $587,809 in the same period in 2025. The main reason was due to the rise in amortization of the salt pans.

Chemical products segment

Loss from operations from our chemical products segment was $0 for the three-month period ended March 31, 2026, compared to loss from operations of $361,892 in the same period in 2025. The reason for the reduction was due to the sale of SYCI completed by December, 2025.

Natural gas segment

Loss from operations from our natural gas segment was $31,809 for the three-month period ended March 31, 2026, compared to loss from operations of $44,844 in the same period in 2025.

Interest Income. Interest income of $253,660 mainly represented interest income from loans to third parties for the three-month period ended March 31, 2026, an increase of $251,231 as compared to the same period in 2025.

Interest Expenses. Interest expense of $123,444 represented bank interest expense and interest on finance lease for the three-month period ended March 31, 2026, an increase of $101,722 as compared to the same period in 2025.

Net Loss. Net loss was $3,926,381 for the three-month period ended March 31, 2026, compared to a net loss of $4,670,180 in the same period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, cash and cash equivalents were $6,537,505 as compared to $3,793 as of December 31, 2025. The components of this increase of $6,533,712 are reflected below.

Statement of Cash Flows

	Three-Month Period Ended March 31,
	2026	2025(Restated)
Net cash provided by/(used in) operating activities	$1,090,974	$(1,580,128)
Net cash provided by investing activities	$5,029,397	$—
Net cash provided by financing activities	$287,367	$—
Effects of exchange rate changes on cash and cash equivalents	$125,974	$28,011
Net increase(decrease) in cash and cash equivalents	$6,533,712	$(1,552,117)

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

During the three-month period ended March 31, 2025, cash flow used in operating activities of approximately $1.58 million was mainly due to a net loss of $4.67 million, an increase in accounts receivable of $1.55 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $3.23 million, and amortization of finance lease right-of-use asset of $0.78 million and an increase in accrued expenses and other payable of $0.40 million.

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

Our finished goods decreased by $154,375 as of March 31, 2026 as compared to December 31, 2025.

Net Cash Provided By Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $5.03 million, attributable to repayments received on loans to third parties of $5.54 million, offset by purchases of fixed assets of $0.52 million.

We have no investing activities for the three-month period ended March 31, 2025.

Net Cash Provided By Financing Activities

For the three-month period ended March 31, 2026, net cash provided by financing activities was $0.29 million, primarily due to proceeds from the issuance of units pursuant to a private placement.

We have no financing activities for the three-month period ended March 31, 2025.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they become due in the next twelve (12) months.

We had available cash of approximately $6,537,505 on March 31, 2026, all of which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments as of March 31, 2026 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements.

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

We have carried out an evaluation, as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level because the material weaknesses in our internal control over financial reporting described in Item 4(b) below had not been remediated as of March 31, 2026. As described in Item 4(b), those material weaknesses relate to (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP, (ii) ineffective oversight of our financial reporting and internal control by those charged with governance, and (iii) inadequate design of internal control over the preparation of the financial statements being audited. Those deficiencies affected our ability to accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis so as to permit timely decisions regarding required disclosure.

Notwithstanding the conclusion described above, our management believes, based on the procedures described below and the additional procedures we performed in connection with the preparation of this Amendment, that the consolidated financial statements and other financial information included in our Quarterly Report on Form 10-Q for the three months period ended March 31, 2026 fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

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

In preparing our consolidated financial statements for the three months period ended March 31, 2026, our management identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States, and other significant deficiencies.A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses remained as of March 31, 2026. As a result of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions.

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

However, these measures had not been fully implemented as of March 31, 2026, and we have concluded that the material weaknesses in our internal control over financial reporting had not been remediated as of March 31, 2026.Management will consider the material weaknesses remediated only when the relevant controls have been designed and implemented, have operated for a period of time sufficient for management to conclude, through testing, that such controls are operating effectively, and when no additional material weaknesses or significant deficiencies have been identified in the relevant processes. We expect the remediation measures described above to be substantially implemented during the fiscal year ending December 31, 2026，although we can provide no assurance that these measures will be completed within that period. The Audit Committee of our Board of Directors has been, and will continue to be, actively involved in overseeing the implementation of these remediation measures and will receive regular updates on their status.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

According to the mediation document No. 1358 of the Local Arbitration Commission, the applicant, Shandong Deepin City Emergency Loan Fund Co., Ltd., and the respondent, Shandong Shouguang Vegetable Industry Group Co., Ltd., confirmed that the total amount of the debt was 15,000,000 yuan, as well as the interests to be paid in the future. Shouguang Yuxin Chemical Co., Ltd. and Shouguang Haoyuan Chemical Co., Ltd. are jointly and severally liable for the above payment contents. If the payment is not made on time, the applicant has the right to apply to the court for compulsory execution. According to the mediation document No. 1357 of the Local Arbitration Commission in 2023, the applicant, Shandong Deepin City Emergency Loan Fund Co., Ltd., and the respondent, Shandong Shouguang Vegetable Seed Industry Group Co., Ltd., confirmed that the total amount of the debt was 10,000,000 yuan, as well as the interests to be paid in the future. Shouguang Yuxin Chemical Co., Ltd. and Shouguang Haoyuan Chemical Co., Ltd. are jointly and severally liable for the above payment contents. If the payment is not made on time, the applicant has the right to apply to the court for compulsory execution. Reading these two mediations, in August 2025, the court auctioned the idle land and attached properties on the ground of Shouguang Yuxin Chemical Co., Ltd.

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

While we are making every effort to address the listing requirements, there can be no assurance that the Panel will determine that we have achieved compliance with Listing Rule 5550(a)(2) within the prescribed period or that we will qualify for any additional compliance period that may be available or that we will ultimately satisfy all applicable Nasdaq listing standards. If our common stock is delisted, it could result in:

●	limited availability of market quotations for our securities;

●	reduced liquidity for the Company’s securities;

●	a determination that the Company’s common stock is a “penny stock” which may impose additional trading restrictions;

●	a limited amount of news and analyst coverage; and

●	challenges in raising capital or issuing additional securities in the future.

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

As of the date of this report, we and our PRC subsidiaries have obtained the requisite licenses and permits from the PRC government authorities that are material for the business operations of our PRC subsidiaries. In addition, as of the date of this report, we and our PRC subsidiaries are not required to obtain approval or permission from the CSRC or the CAC or any other entity that is required to approve our PRC subsidiaries’ operations or required for us to offer securities to foreign investors under any currently effective PRC laws, regulations, and regulatory rules. If it is determined that we are subject to filing requirements imposed by the CSRC under the Overseas Listing Regulations or approvals from other PRC regulatory authorities or other procedures, including the cybersecurity review under the revised Cybersecurity Review Measures, for our future offshore offerings, it would be uncertain whether we can or how long it will take us to complete such procedures or obtain such approval and any such approval could be rescinded. Any failure to obtain or delay in completing such procedures or obtaining such approval for our offshore offerings, or a rescission of any such approval if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to file with the CSRC or failure to seek approval from other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our common stock.

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

In September 2021, the PCAOB adopted PCAOB Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act, which provides a framework for the PCAOB to use when determining whether the PCAOB is unable to inspect or investigate completely a registered public accounting firm located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction for the purposes of the HFCAA. PCAOB Rule 6100 establishes the manner of the PCAOB’s determinations; the factors the PCAOB will evaluate and the documents and information it will consider when assessing whether a determination is warranted; the form, public availability, effective date, and duration of such determinations; and the process by which the PCAOB will reaffirm, modify or vacate any such determinations. In November 2021, the SEC announced that it had approved Rule6100. In December 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements int he HFCAA for Commission-Identified Issuers, which became effective on January 10, 2022. In addition, the PCAOB issued a Determination Report, pursuant to PCAOB Rule 6100, which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by Chinese authorities in those jurisdictions. The SEC began to identify Commission- Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If an issuer is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the issuer will be required to comply with the submission or disclosure requirements in its annual report for the fiscal year ended December 31, 2022. If we are identified as a Commission-Identified Issuer that uses an auditor not subject to PCAOB inspection for three consecutive years, or, if the AHFCAA or the America COMPETES Act is passed, two consecutive years, our securities may be delisted from Nasdaq as a result. Delisting our securities would force holders of our securities to sell their securities. Further, we may be prohibited from listing our securities on another U.S. securities exchange, making our shares harder to trade for the investors, potentially reducing demand and lowering our share price. The market price of our securities could be adversely affected as a result of anticipated negative impacts of such legislative or executive actions upon, as well as negative investor sentiment toward, companies with significant operations in mainland China and Hong Kong that are listed in the United States, regardless of whether such actions are implemented and regardless of our actual operating performance.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

