Form 10-Q
period 2026-06-30
GULF RESOURCES, INC.
filed 2026-09-30
CIK 885462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________________

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Current Assets
Cash	$9,189,231	$3,793
Accounts receivable, net	15,475,127	3,269,420
Inventories, net	814,921	562,817
Prepayments and deposits	2,973,454	3,940,045
Amounts due from related parties	13,214	22,763
Other receivables	2,494,628	16,771,928
Total current assets	30,960,575	24,570,766
Non-Current Assets
Property, plant and equipment, net	58,870,828	61,944,100
Finance lease right-of-use assets	40,959,992	41,140,331
Operating lease right-of-use assets	5,570,840	5,669,794
Prepaid land leases, net of current portion	413,000	406,819
Deferred tax assets, net	—	—
Total non-current assets	105,814,660	109,161,044
Total Assets	136,775,235	133,731,810

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank borrowing	$5,355,963	$2,845,400
Accounts payable and accrued expenses	2,916,775	1,882,367
Accrued liabilities	515,666	499,688
Taxes payable-current	615,581	365,499
Amount due to related parties	1,910,732	1,896,831
Finance lease liabilities, current portion	211,682	228,918
Operating lease liabilities, current portion	162,222	523,847
Total current liabilities	11,688,621	8,242,550
Non-Current Liabilities
Finance lease liabilities, net of current portion	5,215,572	5,175,628
Operating lease liabilities, net of current portion	6,463,485	6,491,100
Long-term bank borrowing	—	2,344,610
Total non-current liabilities	11,679,057	14,011,338
Total Liabilities	23,367,678	22,253,888

Stockholders’ Equity
PREFERRED STOCK; $0.001 par value; 1,000,000 shares authorized; none outstanding	—	—
COMMON STOCK; $0.0005 par value; 80,000,000 shares authorized;1,842,114 and 1,568,114 shares issued; and 1,813,531 and 1,539,531 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	921	784
Treasury stock; 28,583 shares as of June 30, 2026 and December 31, 2025 at cost	(1,372,673)	(1,372,673)
Additional paid-in capital	106,962,885	105,927,142
Retained earnings unappropriated	(10,309,535)	(7,526,347)
Retained earnings appropriated	26,667,097	26,667,097
Accumulated other comprehensive loss	(8,541,138)	(12,218,081)
Total Stockholders’ Equity	113,407,557	111,477,922
Total Liabilities and Stockholders’ Equity	$136,775,235	$133,731,810

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2026	2025 (Restated)	2026	2025 (Restated)

NET REVENUE	$12,886,977	$8,343,785	$15,255,603	$9,948,232

OPERATING COSTS AND EXPENSE
Cost of revenues	(10,565,684)	(7,366,702)	(12,919,096)	(8,964,166)
Sales and marketing expenses	(18,174)	(14,802)	(23,622)	(19,855)
Direct labor and factory overheads incurred during plant shutdown	(452,949)	(727,774)	(3,196,211)	(3,953,582)
General and administrative expenses	(598,003)	(1,025,780)	(1,921,104)	(2,452,789)
TOTAL OPERATING COSTS AND EXPENSE	(11,634,810)	(9,135,058)	(18,060,033)	(15,390,392)

PROFIT (LOSS) FROM OPERATIONS	1,252,167	(791,273)	(2,804,430)	(5,442,160)

OTHER INCOME (EXPENSE)
Interest expense	(124,673)	(21,674)	(248,117)	(43,396)
Interest income	18,816	1,795	272,476	4,224
Other expenses, net	(3,117)	(3,212)	(3,117)	(3,212)
TOTAL OTHER INCOME, NET	(108,974)	(23,091)	21,242	(42,384)

INCOME (LOSS) BEFORE INCOME TAXES	1,143,193	(814,364)	(2,783,188)	(5,484,544)

INCOME TAX EXPENSE	—	—	—	—
NET INCOME (LOSS)	$1,143,193	$(814,364)	$(2,783,188)	$(5,484,544)

COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$1,143,193	$(814,364)	$(2,783,188)	$(5,484,544)
OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustments	1,796,405	388,050	3,676,943	636,971
TOTAL COMPREHENSIVE INCOME (LOSS)	$2,939,598	$(426,314)	$893,755	$(4,847,573)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE(1)	$0.64	$(0.60)	$(1.65)	$(4.32)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES(1)	1,796,828	1,353,531	1,690,470	1,270,931

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED JUNE 30, 2026

(Expressed in U.S. dollars)

	Common stock								Accumulated
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	other comprehensive Income(loss)	Total

BALANCE AT MARCH 31, 2026 (Unaudited)	1,712,114	1,683,531	28,583	$856	$(1,372,673)	$106,441,150	$(11,452,728)	$26,667,097	$(10,337,543)	$109,946,159
Currency translation adjustment	—	—	—	—	—	—	—	—	1,796,405	1,796,405
Issuance of private placement units	130,000	130,000	—	65	—	521,735	—	—	—	521,800
Net income for three- month period ended June 30, 2026	—	—	—	—	—	—	1,143,193	—	—	1,143,193
BALANCE AT JUNE 30, 2026 (Unaudited)	1,842,114	1,813,531	28,583	$921	$(1,372,673)	$106,962,885	$(10,309,535)	$26,667,097	$(8,541,138)	$113,407,557

	Common stock								Accumulated
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock (1)	Amount(1)	Treasury stock	Additional paid-in capital(1)	Retained earnings unappropriated	Retained earnings appropriated	other comprehensive Income(loss)	Total

BALANCE AT MARCH 31, 2025 (Unaudited)(Restated)	1,382,114	1,353,531	28,583	$691	$(1,372,673)	$105,192,535	$31,723,704	$26,667,097	$(20,534,397)	$141,676,957
Currency translation adjustment	—	—	—	—	—	—	—	—	388,050	388,050
Net loss for three- month period ended June 30, 2025	—	—	—	—	—	—	(814,364)	—	—	(814,364)
BALANCE AT JUNE 30, 2025 (Unaudited)(Restated)	1,382,114	1,353,531	28,583	$691	$(1,372,673)	$105,192,535	$30,909,340	$26,667,097	$(20,146,347)	$141,250,643

	Common stock								Accumulated
	Number of shares issued	Number of shares outstanding	Number of treasury stock	Amount	Treasury stock	Additional paid-in capital	Retained earnings unappropriated	Retained earnings appropriated	other comprehensive Income(loss)	Total

BALANCE AT DECEMBER 31, 2025 (Audited)	1,568,114	1,539,531	28,583	$784	$(1,372,673)	$105,927,142	$(7,526,347)	$26,667,097	$(12,218,081)	$111,477,922
Currency translation adjustment	—	—	—	—	—	—	—	—	3,676,943	3,676,943
Issuance of Private Placement Units	274,000	274,000	—	137	—	1,035,743	—	—	—	1,035,880
Net loss for six- month period ended June 30, 2026	—	—	—	—	—	—	(2,783,188)	—	—	(2,783,188)
BALANCE AT JUNE 30, 2026 (Unaudited)	1,842,114	1,813,531	28,583	$921	$(1,372,673)	$106,962,885	$(10,309,535)	$26,667,097	$(8,541,138)	$113,407,557

	Common stock									Accumulated
	Number of shares issued(1)	Number of shares outstanding(1)	Number of treasury stock (1)	Amount(1)	Treasury stock	Share to be issued	Additional paid-in capital(1)	Retained earnings unappropriated	Retained earnings appropriated	other comprehensive Income(loss)	Total

BALANCE AT DECEMBER 31,2024 (Audited)(Restated)	1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares issued for services	56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of assets	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	—	—	—	—	—	—	—	—	—	636,971	636,971
Net loss for six- month period ended June 30, 2025	—	—	—	—	—	—	—	(5,484,544)	—	—	(5,484,544)
BALANCE AT JUNE 30, 2025 (Unaudited)(Restated)	1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$30,909,340	$26,667,097	$(20,146,347)	$141,250,643

(1)	The shares and per share data are presented on a retroactive basis to reflect the stock split.

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(UNAUDITED)

	Six-Month Period Ended June 30,
	2026	2025(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,783,188)	$(5,484,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization on capital lease	123,980	121,954
Depreciation and amortization	6,795,623	6,450,581
Amortization of operating lease right-of-use assets	447,905	435,102
Amortization of finance lease right-of-use assets	1,478,008	1,549,239
Stock-based compensation expense	—	196,100
Bad debt expense	60,086	—
Changes in assets and liabilities:
Accounts receivable	(12,017,123)	(2,574,907)
Inventories	(231,319)	(197,631)
Prepayments and deposits	1,079,563	(2,331,871)
Other receivables	(720)	(11,447)
Accounts and other payable and accrued expenses	1,347,036	268,175
Taxes payable	235,556	182,919
Lease liabilities	(777,234)	(743,404)
Net cash used in operating activities	(4,241,827)	(2,139,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,699,835)	—
Repayments for loans to third parties	14,438,834	—
Interest-free loan repaid by related parties	10,155	—
Net cash provided by investing activities	12,749,154	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance leases obligation	(272,297)	(260,997)
Proceeds from sale of private placement units	556,191	—
Net cash provided by (used in) financing activities	283,894	(260,997)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	394,217	61,650
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,185,438	(2,339,081)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,793	10,075,162
CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,189,231	$7,736,081

	Six-Month Periods Ended June 30,
	2026	2025 (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the six-month period ended June 30, for:
Paid for taxes	$998,245	$811,828
Interest paid	$200,730	$121,954
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying notes to the condensed consolidated financial statements.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company manufactures and trades bromine through its wholly-owned subsidiary, SCHC; manufactures and trades crude salt through its wholly owned subsidiary, SHSI; and manufactures chemical products for use in the oil industry, pesticides, paper manufacturing industry and for human and animal antibiotics through its wholly- owned subsidiary, SYCI in the People’s Republic of China (“PRC”). DCHC was established to further explore and develop natural gas and brine resources (including bromine and crude salt) in the PRC. DCHC’s business commenced trial operation in January 2019 but suspended production temporarily in May 2019 as required by the government to obtain project approval (see Note 1 (b)(iii)).

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

In April 2022, SHSI, our subsidiary, was incorporated in Shandong Province, China, for crude salt production and trading. This subsidiary was created in response to a new government policy that required bromine and crude salt companies to have separate registrations. The creation of this subsidiary and the separation of bromine and crude salt does not impact sales or overall profits. However, the establishment of this subsidiary has resulted in a reallocation of costs between bromine and crude salt.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company believes this relocation process will cost approximately $69 million in total. The Company incurred relocation costs comprising prepaid land lease, professional fees related to the design of the new chemical factory, and progress payments and deposits for the construction of the new factory building in the amount of $45,584,344 and $45,584,344, which were recorded in the prepaid land leases, prepayments and deposits and property, plant and equipment in the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

On December 10, 2025, SCHC entered into an equity transfer agreement with Shandong Rongyuan Pharmaceutical Co., Ltd. and SYCI. Pursuant to the agreement, Shandong Rongyuan Pharmaceutical Co., Ltd. agreed to purchase 100% of the equity interest in SYCI for an aggregate consideration of RMB 21.2 million (US$2,999,304). The transaction was completed on December 22, 2025.

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

JUNE 30, 2026

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

As of June 30, 2026 and December 31, 2025, the provision for doubtful debts was $77,765 and $16,430, respectively. The provision for doubtful accounts in the consolidated statements of comprehensive income (loss) for the period ended June 30, 2026 was $60,086.

(f)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in the PRC, namely, Industrial and Commercial Bank of China Limited, China Merchants Bank Company Limited, Sichuan Rural Credit Union, Bank of China Limited and Shandong Shouguang Rural Commercial Bank Co., Ltd., which are not insured or otherwise protected. The Company placed $9,189,231 and $3,793 with these institutions as of June 30, 2026 and December 31, 2025, respectively. The Company has not experienced any losses in such accounts in the PRC.

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

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

(h)	Advances to suppliers, net

Advances to suppliers are stated at the original amount less an allowance for doubtful account.

Advances to suppliers primarily consist of prepayments for purchase of raw materials and equipment for production purposes. The Company reviews its advances to suppliers on a periodic basis and determines the adequacy of provision when outstanding amounts are not likely to be collected in cash or utilized against receive of products. An allowance for doubtful is recorded in the period in which the Company cash collection or receipts of products is remote.

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

JUNE 30, 2026

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

For the six-month periods ended June 30, 2026 and 2025, the Company recognized impairment of long-lived assets of nil.

(l)	Retirement Benefits

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement plan at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statement of comprehensive income (loss) on an accrual basis when they are due. The Company’s contributions totaled $63,233 and $123,099 for the three-month periods ended June 30, 2026 and 2025, respectively, and totaled $170,890 and $296,584 for the six-month periods ended June 30, 2026 and 2025, respectively.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

(o)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common stock are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common stocks plus dilutive common stock equivalents outstanding during the period. Potential common stocks that would have the effect of increasing diluted earnings per stock are considered to be anti- dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents which were excluded from the calculation of number of dilutive common stock equivalents amounted to 0 share for the six-month periods ended June 30, 2026 and 2025. These awards could be diluted in the future if the market price of the common stock increases and is greater than the exercise price of these awards.

(p)	Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency and reporting currency of the Company is the United States dollar (“USD” or “$”).

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

The carrying amounts of the Company’s financial instruments approximate their fair values because of their short-term nature. The Company’s financial instruments include cash, accounts receivable, amounts due to related parties, short-term borrowing, long-term borrowing, other receivables, accounts payable and other current payables. There were no material unrecognized financial assets and liabilities as of June 30, 2026 and December 31, 2025.

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

JUNE 30, 2026

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

There was no recent accounting pronouncements adopted for the six months ended June 30, 2026.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable net consist of:

	June 30,	December 31,
	2026	2025
Accounts receivable	$15,552,892	$3,285,850
Allowance for doubtful debt	(77,765)	(16,430)
Accounts receivable, net	$15,475,127	$3,269,420

The overall accounts receivable balance as of June 30, 2026 increased by $12,205,707, as compared to those of December 31, 2025. The increase in accounts receivable is due to the increase in sales revenue. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluations on the financial condition of our customer.

NOTE 3 – INVENTORIES, NET

Inventories consist of:

	June 30,	December 31,
	2026	2025
Raw materials	$98,344	$20,079
Finished goods	716,577	838,360
Less: impairment	—	(295,622)
Inventories, net	$814,921	$562,817

The Company recorded impairment charges for slow moving inventory in the amounts of nil for the six months ended June 30, 2026 and 2025.

NOTE 4 – PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	June 30,	December 31,
	2026	2025
Prepayments and deposits	$2,973,454	$5,625,945
Provision for impairment	—	(1,685,900)
Prepayments and deposits, net	$2,973,454	$3,940,045

For the six months ended June 30, 2026 and 2025, the Company recognized provision of nil for the prepayments and deposits.

NOTE 5 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30,	December 31,
	2026	2025
Loan receivable(1)	$—	$14,355,283
Proceeds receivable from sale of subsidiary(2)	2,493,341	2,416,086
Other	1,287	559
Other receivables	$2,494,628	$16,771,928

(1)	During the year ended December 31, 2025, the Company entered into five borrowing arrangements with a third party for an aggregate principal amount of $14,160,101, bearing interest at 9% per annum. Certain borrowings were guaranteed by individuals or entities or secured by certain assets. As of June 30, 2026, all of the above borrowings, including the related accrued interest, had been fully repaid.

(2)	The amount represents the receivable from the sale of SYCI, which is due in December 2026 from Shandong Rongyuan Pharmaceutical Co., Ltd.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2026	December 31, 2025
At cost:
Mineral rights	$2,831,561	$2,743,826
Leasehold Improvements	14,284,153	13,053,292
Plant and machinery	129,848,075	125,170,996
Furniture, fixtures and office equipment	859,683	833,046
Motor vehicles	30,550	29,603
Total	147,854,022	141,830,763
Less: Accumulated depreciation and amortization	(88,686,124)	(79,598,798)
Less: Impairment	(297,070)	(287,865)
Net book value	$58,870,828	$61,944,100

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET – Continued

The rollforward of property, plant and equipment, net was as follows:

At cost:	December 31, 2025	Remodel of Brine Well(a)	Remodel of Chlorine Gas Shed and finished liquid pond(b)	Remodel of Production Equipment(c)	Depreciation(d)	Foreign currency translation	June 30, 2026
Mineral rights	$2,743,826	—	—	—	—	87,735	$2,831,561
Leasehold Improvements	13,053,292	—	548,463	255,324	—	427,074	14,284,153
Plant and machinery	125,170,996	(203,213)	—	869,843	—	4,010,449	129,848,075
Furniture, fixtures and office equipment	833,046	—	—	—	—	26,637	859,683
Motor vehicles	29,603	—	—	—	—	947	30,550
Total	141,830,763	(203,213)	548,463	1,125,167	—	4,552,842	147,854,022
Less: Accumulated depreciation and amortization	(79,598,798)	320,430	4,255	—	(6,788,877)	(2,623,134)	(88,686,124)
Less: Impairment	(287,865)	—	—	—	—	(9,205)	(297,070)
Net book value	$61,944,100	117,217	552,718	1,125,167	(6,788,877)	1,920,503	$58,870,828

(a)	The Company had undergone renovation and upgrade work on the brine well, which covered bromine plant production and the automation platform upgrade. In the first quarter of 2026, the Company transferred the original cost of $337,295 and related accumulated depreciation of 320,430 to construction in progress, and additional project costs amounted to $117,217. The upgrade was completed and capitalized in April 2026.

(b)	In the first quarter of 2026, the Company completed the renovation and upgrade project for the chlorine gas shed and finished liquid pond, at a total cost of $552,718.

(c)	In the second quarter of 2026, the Company upgraded Plant No. 2 and No.10, involving chlorine shed renovation, installation of a liquid-chlorine leak absorption unit, sulfur furnace replacement, and distillation building reinforcement and replacement. The total cost was $1,125,167, and the project was finalized and captitalized in April 2026.

(d)	During the three and six months period ended June 30, 2026, depreciation and amortization expense totaled $3,432,091 and $6,788,877, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

During the three and six months period ended June 30, 2025, depreciation and amortization expense totaled $3,217,980 and $6,444,107, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

NOTE 7 –FINANCE LEASE RIGHT-OF-USE ASSETS

Property, plant and equipment under finance leases, net consist of the following:

	June 30,	December 31,
	2026	2025
At cost:
Buildings	$62,466,686	$60,531,168
Total	62,466,686	60,531,168
Less: Accumulated depreciation and amortization	(21,506,694)	(19,390,837)
Net book value	$40,959,992	$41,140,331

The above buildings erected on parcels of land located in Shouguang, PRC, are collectively owned by local townships. The Company has not been able to obtain property ownership certificates over these buildings as the Company could not obtain land use rights certificates on the underlying parcels of land.

During the three and six months period ended June 30, 2026, depreciation and amortization expense totaled $744,710 and $1,478,008, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

During the three and six months period ended June 30, 2025, depreciation and amortization expense totaled $773,537 and $1,549,239, respectively, which was recorded in direct labor and factory overheads incurred during plant shutdown, cost of revenue, and general & administrative expenses.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Expressed in U.S. dollars)
(UNAUDITED)

NOTE 8 – OPERATING LEASE RIGHT–OF–USE ASSETS

The Company has the rights to use certain parcels of land located in Shouguang, PRC, through lease agreements signed with local townships or the government authority. For parcels of land that are collectively owned by local townships, the Company cannot obtain land use rights certificates.

As of June 30, 2026, the total operating lease right-of-use assets was $5,570,840.

The total operating lease cost for the six-month periods ended June 30, 2026 and 2025 was $447,905 and $435,102, respectively.

NOTE 9– BORROWINGS

The company entered into a loan agreement with Shandong Shouguang Industrial and Commercial Bank Co., Ltd. for a principal amount of $2,936,383, bearing interest at 6.375% per annum, with a maturity date of December 26, 2025. The borrowing was guaranteed by Ming Yang, Wenxiang Yu, and Shouguang Broadcasting and Television Group Col, Ltd. The borrowing was also secured by land and buildings owned by Shandong Shouguang Vegetable Seed Industry Group Co., Ltd. The Company paid interest on a monthly basis, however, the principal balance became past due and remained unpaid as of June 30, 2026 due to disputes between the Company and the bank.

The Company entered into a loan agreement with Shandong Shouguang Rural Commercial Bank Co., Ltd. for a principal amount of $2,419,580, bearing interest at 6.35% per annum, with a maturity date of March 26, 2027. The borrowing was guaranteed by Ming Yang and Wenxiang Yu secured by the 15th and 16th floors of Meilin Building, located in Shouguang, Shandong China, which are owned by Shandong Shouguang Hongye Economic and Trade Co., Ltd. The Company pays interest monthly and the principal is due at maturity.

NOTE 10 –PAYABLE AND ACCRUED EXPENSES

Payables and accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$1,419,986	$146,148
Salary payable	167,200	155,257
Social security insurance contribution payable	247,756	240,079
Accrued expense for construction	118,733	526,298
Accrued expense-others (1)	963,100	814,585
Total	$2,916,775	$1,882,367

(1)	Accrued expense-others mainly included accrued professional fees and accrued interest payable that is disputed by the Company in connection with its borrowing from Shouguang Industrial and Commercial Bank Co., Ltd.

NOTE 11– RELATED PARTY TRANSACTIONS

a)	Related parties

Name of related parties	Position
Ming Yang	Shareholder
XiaoBin Liu	Chief Executive Officer
Min Li	Chief Financial Officer
NaiHui Miao	Chief Operating Officer
Chengdu Dianjinshi Culture media Co., LTD	Affiliated with company officers

b)

	June 30,	December 31,
	2026	2025
Amount due to related parties:
Ming Yang	$433,091	$419,671
XiaoBin Liu	887,214	887,214
Min Li	302,979	302,498
NaiHui Miao	287,448	287,448
Total	$1,910,732	$1,896,831

c)

	June 30, 2026	December 31, 2025
Amount due from related parties:
Chengdu Dianjinshi Culture media Co., LTD	$13,214	$22,763
Total	$13,214	$22,763

NOTE 12– TAXES PAYABLE

	June 30, 2026	December 31, 2025
Value added tax and other taxes payable	$615,581	$365,499
Total	$615,581	$365,499

Of the remaining balance as of June 30, 2026, $267,459 was overdue, as notified by the Tax Bureau in a Tax Matters Notice. The overdue amount was attributable to certain value-added tax invoices issued by the Company’s upstream suppliers during 2018 and 2019 that were subsequently identified as abnormal deductions in the tax authorities’ system.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 13 – LEASE LIABILITIES - FINANCE AND OPERATING LEASE

The components of finance lease liabilities were as follows:

	June 30, 2026	December 31, 2025
Total finance lease liabilities	$5,427,254	$5,404,546
Less: Current portion	(211,682)	(228,918)
Finance lease liabilities, net of current portion	$5,215,572	$5,175,628

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

The components of operating lease liabilities are as follows:

	June 30, 2026	December 31, 2025
Total Operating lease liabilities	$6,625,707	$7,014,947
Less: Current portion	(162,222)	(523,847)
Operating lease liabilities, net of current portion	$6,463,485	$6,491,100

The components of lease cost were as follows:

	Six-Month Period Ended June 30,
	2026	2025 (Restated)
Finance lease cost:
- Amortization of right-of-use assets	$1,478,008	$1,549,239
- Interest on lease liabilities	123,980	121,954
Operating lease cost	447,905	435,102
Total lease cost	$2,049,893	$2,106,295

Maturities of lease liabilities were as follows:

	Finance Lease	Operating Lease
the next 12 months	$275,580	$352,721
the next 13 to 24 months	275,580	870,202
the next 25 to 36 months	5,222,122	874,823
the next 37 to 48 months	275,580	883,588
the next 49 to 60 months	—	888,585
thereafter	—	7,475,764
Total	6,048,862	11,345,683
Less: Amount representing interest	(621,608)	(4,719,976)
Present value of net minimum lease payments	$5,427,254	$6,625,707

A summary of supplemental information related to leases is listed as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term:
Finance leases	15.7 years	15.7 years
Operating leases	20.4 years	19.6 years
Weighted average discount rate:
Finance leases	4.43%	4.53%
Operating lease	4.90%	4.90%

Supplemental cash flow information related to leases were as follows:

	Six-Month Period Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
-Operating cash flows from operating leases	$777,234	$743,404
-Financing cash flows from finance leases	$272,297	$260,997

Non-cash information on lease liabilities arising from obtaining right-of-use assets:
-Finance leases	$—	$—
-Operating leases	$—	$—

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

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

Statutory Reserve

The Company’s PRC subsidiaries are required each year to transfer at least 10% of the profit after tax as reported under the PRC statutory financial statements to the Statutory Reserve until the balance reaches 50% of the registered share capital. This reserve can be used to make up any loss incurred or to increase share capital. Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. As of June 30, 2026, the Company’s statutory provident fund stood at $26.67 million.

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

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

On April 8, 2026, the Company issued 70,000 shares of its common stock to one individual investor at an agreed price of $3.94 per share for aggregate proceeds of $275,800, pursuant to the private placement agreement dated on March 19, 2026.

On April 14, 2026, the Company issued 60,000 shares of its common stock to one individual investor at an agreed price of $4.1 per share for aggregate proceeds of $246,000, pursuant to the private placement agreement dated on March 28, 2026.

NOTE 15 – TREASURY STOCK

As of June 30, 2026 and December 31, 2025, the number of treasury stock of the Company was 28,583 and 28,583, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

Pursuant to the Company’s 2025 Omnibus Equity Incentive Plan adopted and approved in 2025 (“2025 Plan”), awards under the 2025 Plan are limited in the aggregate to 2,000,000 shares of our common stock, inclusive of the awards that were previously issued and outstanding under the Company’s 2019 Omnibus Equity Incentive Plan,, as amended (the “2019 Plan”). Upon adoption and approval of the 2025 Plan, the 2019 Plan was frozen, no new awards will be granted under the 2019 Plan, and outstanding awards under the 2019 Plan will continue to be governed by the terms and condition of the 2019 Plan and applicable award agreement. As of June 30, 2026, the number of shares of the Company’s common stock available for grant of stock options and issuance under the 2025 Plan is 14,000 shares.

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

For the six months ended June 30, 2026 and 2025, total compensation costs for options issued recorded in the consolidated statement of comprehensive income (loss) were nil. There were no related tax benefits as a full valuation allowance was recorded in the six-months ended June 30, 2026 and 2025.

The following table summarizes all Company stock option transactions between January 1, 2026 and June 30, 2026.

	Number of Option and Warrants Outstanding and exercisable	Weighted- Average Exercise price of Option and Warrants	Range of Exercise Price per Common Stock
Balance, January 1, 2026	—	$—	$—
Granted during the period	—	$—	$—
Exercised during the period	—	$—	$—
Expired during the period	—	$—	$—
Balance, June 30, 2026	—	$—	$—

Stock Options and Warrants Outstanding and Exercisable
	Outstanding at June 30, 2026	Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable	—	—	—

All options exercisable and outstanding as at June 30, 2026 are fully vested. As of June 30, 2026 there was no unrecognized compensation cost related to outstanding stock options.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2026, was nil.

During the six months ended June 30, 2026 and 2025, there were no options exercised.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, as SCHC were liable for a sum of principal and interests of $515,666, net of auction proceeds, the Company recognized accrued liabilities of $515,666 accordingly.

NOTE 18 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740-10. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(a) United States (“US”)

Gulf Resources, Inc. may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the six-month periods ended June 30, 2026 and 2025, and management believes that its earnings are permanently invested in the PRC.

(b) British Virgin Islands (“BVI”)

Upper Class Group Limited, a subsidiary of Gulf Resources, Inc., was incorporated in the BVI and, under the current laws of the BVI, it is not subject to tax on income or capital gain in the BVI. Upper Class Group Limited did not generate assessable profit for the six- month periods ended June 30, 2026 and 2025.

(c) Hong Kong

HKJI, a subsidiary of Upper Class Group Limited, was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income tax has been made as it has no taxable income for the six-month periods ended June 30, 2026 and 2025. The applicable statutory tax rates for the six-month periods ended June 30, 2026 and 2025 are 16.5%. There is no dividend withholding tax in Hong Kong.

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

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

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

The components of the income tax benefit from continuing operations are:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
Current taxes – PRC	$—	$—	$—	$—
Deferred tax – PRC entities	—	—	—	—
Total Income tax (expenses) benefits	$—	$—	$—	$—

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
Deferred tax liabilities	$—	$—

Deferred tax assets:
Exploration costs	$1,827,899	$1,771,262
Allowance	19,441	78,013
Impairment of long-lived assets	74,268	71,966
PRC tax losses	7,478,724	7,485,619
Accrued liabilities	128,916	124,922
US federal net operating loss	1,947,391	1,965,991
Total deferred tax assets	11,476,639	11,497,773
Valuation allowance	(11,476,639)	(11,497,773)
Net deferred tax asset	$—	$—

Deferred tax assets consist of future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences. As of June 30, 2026 and 2025, valuation allowances were mainly provided against deferred tax assets caused by exploration costs and net operating loss where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized due to their continuous losses.

The decrease in valuation allowance for the three-month period ended June 30, 2026 is $136,034.

The increase in valuation allowance for the three-month period ended June 30, 2025 is $268,713.

The decrease in valuation allowance for the six-month period ended June 30, 2026 is $21,134.

The increase in valuation allowance for the six-month period ended June 30, 2025 is $1,352,530.

There were no unrecognized tax benefits and accrual for uncertain tax positions as of June 30, 2026 and December 31, 2025 and no amounts accrued for penalties and interest for the six months ended June 30, 2026 and 2025.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Three-Month Period Ended June 30, 2026	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$12,244,273	$642,704	$—	$—	$12,886,977	$—	$12,886,977
Net revenue (intersegment)	—	—	—	—	—	—	—
Income (loss) from operations before income tax (expense) benefit	1,409,472	(97,230)	—	(40,116)	1,272,126	(19,959)	1,252,167
Income tax benefit (expense)	—	—	—	—	—	—	—
Income (loss) from operations after income tax (expense) benefit	1,409,472	(97,230)	—	(40,116)	1,272,126	(19,959)	1,252,167
Total assets	76,990,211	59,022,313	—	496,478	136,509,002	266,233	136,775,235
Depreciation and amortization	3,371,816	781,799	—	26,587	4,180,202	—	4,180,202
Capital expenditures	1,242,384	—	—	—	1,242,384	—	1,242,384

Three-Month Period Ended June 30, 2025	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$7,676,374	$667,411	$—	$—	$8,343,785	$—	$8,343,785
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax (expense) benefit	(134,041)	(181,160)	(348,203)	(43,255)	(706,659)	(84,614)	(791,273)
Income tax (expense) benefit	—	—	—	—	—	—	—
Loss from operations after income tax (expense) benefit	(134,041)	(181,160)	(348,203)	(43,255)	(706,659)	(84,614)	(791,273)
Total assets	78,329,353	45,053,798	38,598,055	890,177	162,871,383	116,959	162,988,342
Depreciation and amortization	3,254,011	637,437	70,763	32,540	3,994,751	—	3,994,751
Capital expenditures	—	—	—	—	—	—	—

Six-Month Period Ended June 30, 2026	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$14,494,223	$761,380	$—	$—	$15,255,603	$—	$15,255,603
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax (expense) benefit	(1,658,306)	(824,909)	—	(71,925)	(2,555,140)	(249,290)	(2,804,430)
Income tax benefit (expense)	—	—	—	—	—	—	—
Loss from operations after income tax (expense) benefit	(1,658,306)	(824,909)	—	(71,925)	(2,555,140)	(249,290)	(2,804,430)
Total assets	76,990,211	59,022,313	—	496,478	136,509,002	266,233	136,775,235
Depreciation and amortization	6,669,288	1,551,592	—	52,751	8,273,631	—	8,273,631
Capital expenditures	1,795,102	—	—	—	1,795,102	—	1,795,102

Six-Month Period Ended June 30, 2025	Bromine*	Crude Salt*	Chemical Products	Natural Gas	Segment Total	Corporate	Total
Net revenue (external customers)	$9,158,243	$789,989	$—	$—	$9,948,232	$—	$9,948,232
Net revenue (intersegment)	—	—	—	—	—	—	—
Loss from operations before income tax (expense) benefit	(3,508,547)	(768,969)	(710,095)	(88,099)	(5,075,710)	(366,450)	(5,442,160)
Income tax (expense) benefit	—	—	—	—	—	—	—
Loss from operations after income tax (expense) benefit	(3,508,547)	(768,969)	(710,095)	(88,099)	(5,075,710)	(366,450)	(5,442,160)
Total assets	78,329,353	45,053,798	38,598,055	890,177	162,871,383	116,959	162,988,342
Depreciation and amortization	6,515,903	1,276,726	141,689	65,502	7,999,820	—	7,999,820
Capital expenditures	—	—	—	—	—	—	—

*	Certain common production overheads, operating and administrative expenses and asset items (mainly cash and certain office equipment) of bromine and crude salt segments in SCHC were split by reference to the average selling price and production volume of the respective segments.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 19 – BUSINESS SEGMENTS – Continued

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Reconciliations	2026	2025 (Restated)	2026	2025 (Restated)
Total segment operating income (loss)	$1,272,126	$(706,659)	$(2,555,140)	$(5,075,710)
Corporate costs	(19,959)	(84,614)	(249,290)	(366,450)
Unrealized gain on translation of intercompany balance	-	-	-	-
Profit (loss) from operations	1,252,167	(791,273)	(2,804,430)	(5,442,160)
Interest expense	(124,673)	(21,674)	(248,117)	(43,396)
Interest income	18,816	1,795	272,476	4,224
Other expenses, net	(3,117)	(3,212)	(3,117)	(3,212)
Income (loss) before taxes	$1,143,193	$(814,364)	$(2,783,188)	$(5,484,544)

The following table shows the major customers (10% or more) for the three-month period ended June 30, 2026.

				Chemical	Total	Percentage of
		Bromine	Crude Salt	Products	Revenue	Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shandong Shouguang Shenrunfa Marine Chemical Company Limited	$2,293	$—	$—	$2,293	17.8%
2	Shandong Brother Technology Limited	1,652	257	—	1,909	14.8%
3	Shandong Morui Chemical Company Limited	1,610	253	—	1,863	14.5%
4	Shouguang Weidong Chemical Company Limited	1,545	132	—	1,677	13.0%
5	Shandong Xuruixin Materials Company Limited	$1,520	$—	$—	$1,520	11.8%

The following table shows the major customers (10% or more) for the six-month period ended June 30, 2026.

				Chemical	Total	Percentage of
		Bromine	Crude Salt	Products	Revenue	Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shandong Shouguang Shenrunfa Marine Chemical Company Limited	$2,686	$—	$—	$2,686	17.6%
2	Shandong Brother Technology Limited	1,915	307	—	2,222	14.6%
3	Shandong Morui Chemical Company Limited	1,873	297	—	2,170	14.2%
4	Shouguang Weidong Chemical Company Limited	1,808	158	—	1,966	12.9%
5	Shandong Xuruixin Materials Company Limited	$1,783	$—	$—	$1,783	11.7%

The following table shows the major customers (10% or more) for the three-month period ended June 30, 2025.

		Bromine	Crude Salt	Chemical Products	Total Revenue	Percentage of Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,132	$236	$—	$1,368	16.4%
2	Shandong Brother Technology Limited	1,016	230	—	1,246	14.9%
3	Shouguang Weidong Chemical Company Limited	1,029	202	—	1,231	14.7%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$1,032	$—	$—	$1,032	12.4%

The following table shows the major customers (10% or more) for the six-month period ended June 30, 2025.

		Bromine	Crude Salt	Chemical Products	Total Revenue	Percentage of Total
Number	Customer	(000’s)	(000’s)	(000’s)	(000’s)	Revenue (%)
1	Shandong Morui Chemical Company Limited	$1,328	$294	$—	$1,622	16.3%
2	Shandong Brother Technology Limited	1,209	226	—	1,475	14.8%
3	Shouguang Weidong Chemical Company Limited	1,226	230	—	1,456	14.6%
4	Shandong Shouguangshen Runfa Marine Chemical Company Limited	$1,227	$—	$—	$1,227	12.3%

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

NOTE 20– CUSTOMER CONCENTRATION

During the six-month period ended June 30, 2026, the Company sold 70.9% of its products to its top five customers. As of June 30, 2026, amounts due from these customers were $11,438,410.

During the six-month period ended June 30, 2025, the Company sold 65.2% of its products to its top five customers. As of June 30, 2025, amounts due from these customers were $2,207,307.

NOTE 21– MAJOR SUPPLIERS

During the six-month period ended June 30, 2026, the Company purchased 100% of its raw materials from its top four suppliers. As of June 30, 2026, amounts due to those suppliers were $1,419,986.

During the six-month period ended June 30, 2025, the Company purchased 100% of its raw materials from its top four suppliers. As of June 30, 2025, amounts due to those suppliers were $380,812.

NOTE 22 –LOSS CONTINGENCIES

On or about August 3, 2018, written decisions of administration penalty captioned Shou Guo Tu Zi Fa Gao Zi [2018] No. 291, Shou Guo Tu Zi Fa Gao Zi [2018] No. 292, Shou Guo Tu Zi Fa Gao Zi [2018] No. 293, Shou Guo Tu Zi Fa Gao Zi [2018] No. 294, Shou Guo Tu Zi Fa Gao Zi [2018] No. 295 and Shou Guo Tu Zi Fa Gao Zi [2018] No. 296 (together, the “Written Decisions”) were served on SCHC by Shouguang City Natural Resources and Planning Bureau (the “Bureau”), naming SCHC as respondent respectively thereof. The Decisions challenged the land use of Factory nos. 2, 9, 7, 4, 8 and 10, respectively, and alleged, among other things, that SCHC had illegally occupied and used the land in the total area of approximately 52,674 square meter, on which Factory nos. 2, 9, 7, 4, 8 and 10 were built, respectively. The Written Decisions ordered SCHC, among other things, to return the land subject to the Written Decisions to its respective legal owner, restore the land to its original state, and demolish or confiscate all the buildings and facilities thereon and pay monetary penalty of approximately RMB 1.3 million ($184,000) in the aggregate. Each of the Written Decisions shall be executed within 15 days upon serving on SCHC. Additional interest penalty shall be imposed at a daily rate of 3% in the event that SCHC does not make the monetary penalty payment in a timely manner. Subsequently, the Bureau filed enforcement actions to the People’s Court of Shouguang City, Shandong Province (the “Court”), naming SCHC as enforcement respondent and alleged, among other things, that SCHC failed to perform its obligations under each of the Written Decisions within the specified timeframe. The enforcement proceedings sought court orders to enforce the Written Decisions. On May 5, 2019, written decisions of administrative ruling captioned (2019) Lu 0783 Xing Shen No. 384, (2019) Lu 0783 Xing Shen No. 385, (2019) Lu 0783 Xing Shen No. 389, (2019) Lu 0783 Xing Shen No. 390, (2019) Lu 0783 Xing Shen No. 393, and (2019) Lu 0783 Xing Shen No. 394, respectively (together, the “Court Rulings”) were made by the Court in favor of the Bureau. The Court orders, among other relief, to enforce each of the Written Decisions, to return each subject land to its legal owners and demolish or confiscate the buildings and facilities thereon and restore the land to its original state within 10 days from the service of the Court Rulings on SCHC. The Court Rulings became enforceable immediately upon service on SCHC on May 5, 2019.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

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

In view of the above facts and circumstances, the Company believes that it is not necessary to accrue for any estimated losses or impairment as of June 30, 2026.

NOTE 23 - SUBSEQUENT EVENT

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

NOTE 24 – RESTATEMENT

The Company restated its previously released unaudited condensed consolidated financial statements for the six months ended June 30, 2025, and incorporate them into the 2025 Quarterly Report “10-Q Form Report” (the “Restatement”). This restatement is due to the discovery of errors related to the reclassification of buildings without property ownership certificates in fixed assets.

.

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

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

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

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

The effects of the restatement on the consolidated statement of operations income (loss) for the six months ended June 30, 2025, are summarized in the following table:

	June 30, 2025
	As Previously Reported	Restatement	Note	As Restated
NET REVENUE	$9,948,232	—		$9,948,232

OPERATING COSTS AND EXPENSE
Cost of revenues	(8,951,400)	(12,766)	(a)	(8,964,166)
Sales and marketing expenses	(19,855)	—		(19,855)
Direct labor and factory overheads incurred during plant shutdown	(3,953,582)	—		(3,953,582)
General and administrative expenses	(2,384,288)	(68,501)	(a)	(2,452,789)
TOTAL OPERATING COSTS AND EXPENSE	(15,309,125)	(81,267)		(15,390,392)

LOSS FROM OPERATIONS	(5,360,893)	(81,267)		(5,442,160)

OTHER INCOME (EXPENSE)
Interest expense	(43,396)	—		(43,396)
Interest income	4,224	—		4,224
Other expenses, net	(3,212)	—		(3,212)
TOTAL OTHER INCOME, NET	(42,384)	—		(42,384)

LOSS BEFORE INCOME TAXES	(5,403,277)	(81,267)		(5,484,544)

INCOME TAX EXPENSE	—	—		—
NET LOSS	$(5,403,277)	(81,267)		$(5,484,544)

COMPREHENSIVE LOSS:
NET LOSS	$(5,403,277)	(81,267)		$(5,484,544)
OTHER COMPREHENSIVE (LOSS) INCOME
- Foreign currency translation adjustments	625,791	11,180	(b)	636,971
TOTAL COMPREHENSIVE LOSS	$(4,777,486)	(70,087)		$(4,847,573)

BASIC AND DILUTED LOSS PER SHARE	$(0.43)	(3.89)	(c)	$(4.32)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES:	12,520,613	(11,249,682)	(c)	1,270,931

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

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

The effects of the restatement on the consolidated statement of stockholders’ deficit for the three months ended June 30, 2025 are summarized in the following table:

		Common stock									Accumulated
	Restatement	Number of shares	Number of shares	Number of treasury		Treasury	Share to be	Additional paid-in	Retained earnings	Retained earnings	other comprehensive
	Reference	issued	outstanding	stock	Amount	stock	issued	capital	unappropriated	appropriated	Income(loss)	Total
THREE MONTHS ENDED JUNE 30, 2025 (As Previously Reported)
BALANCE AT MARCH 31, 2025		13,632,448	13,346,618	285,830	$25,934	$(1,372,673)	$—	$105,167,292	$32,729,304	$26,667,097	$(20,632,127)	$142,584,827
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	403,775	403,775
Net loss for three months ended June 30, 2025		—	—	—	—	—	—	—	(773,777)	—	—	(773,777)
BALANCE AT JUNE 30,2025		13,632,448	13,346,618	285,830	$25,934	$(1,372,673)	$—	$105,167,292	$31,955,527	$26,667,097	$(20,228,352)	$142,214,825
THREE MONTHS ENDED JUNE 30, 2025(Restatement Impact)
BALANCE AT MARCH 31, 2025	(a)(b)	(12,250,334)	(11,993,087)	(257,247)	$(25,243)	$—	$—	$25,243	$(1,005,600)	$—	$97,730	$(907,870)
Restricted shares to be issued for service		—	—		—			—	—	—	—	—
Currency translation adjustment	(c)	—	—	—	—	—	—	—	—	—	(15,725)	(15,725)
Net loss for three months ended June 30, 2025	(b)	—	—	—	—	—	—	—	(40,587)	—	—	(40,587)
BALANCE AT JUNE 30, 2025	(a)(b)	(12,250,334)	(11,993,087)	(257,247)	$(25,243)	$—	$—	$25,243	$(1,046,187)	$—	$82,005	$(964,182)
THREE MONTHS ENDED JUNE 30, 2025 (As Restated)
BALANCE AT MARCH 31, 2025		1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$31,723,704	$26,667,097	$(20,534,397)	$141,676,957
Restricted shares to be issued for service		—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	388,050	388,050
Net loss for three months ended June 30, 2025		—	—	—	—	—	—	—	(814,364)	—	—	(814,364)
BALANCE AT JUNE 30,2025		1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$30,909,340	$26,667,097	$(20,146,347)	$141,250,643

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

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

The effects of the restatement on the consolidated statement of stockholders’ deficit for the six months ended June 30, 2025 are summarized in the following table:

		Common stock									Accumulated
	Restatement	Number of shares	Number of shares	Number of treasury		Treasury	Share to be	Additional paid-in	Retained earnings	Retained earnings	other comprehensive
	Reference	issued	outstanding	stock	Amount	stock	issued	capital	unappropriated	appropriated	Income(loss)	Total
SIX MONTHS ENDED JUNE 30, 2025 (As Previously Reported)
BALANCE AT DECEMBER 31, 2024		11,012,754	10,726,924	285,830	$24,623	$(1,372,673)	$194,700	$101,688,262	$37,358,804	$26,667,097	$(20,854,143)	$143,706,670
Restricted shares to be issued for service		2,619,694	2,619,694	—	1,311	—	(194,700)	3,479,030	—	—	—	3,285,641
Acquisition of assets		—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment		—	—	—	—	—	—	—	—	—	625,791	625,791
Net loss for six months ended June 30, 2025		—	—	—	—	—	—	—	(5,403,277)	—	—	(5,403,277)
BALANCE AT JUNE 30,2025		13,632,448	13,346,618	285,830	$25,934	$(1,372,673)	$—	$105,167,292	$31,955,527	$26,667,097	$(20,228,352)	$142,214,825
SIX MONTHS ENDED JUNE 30, 2025(Restatement Impact)
BALANCE AT DECEMBER 31, 2024	(a)	(9,892,609)	(9,635,362)	(257,247)	$(24,063)	$—	$—	$24,063	$(964,920)	$—	$70,825	$(894,095)
Restricted shares to be issued for service	(d)	(2,563,694)	(2,563,694)	—	(1,283)	—	—	(3,088,258)	—	—	—	(3,089,541)
Acquisition of assets	(d)	205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment	(c)	—	—	—	—	—	—	—	—	—	11,180	11,180
Net loss for six months ended June 30, 2025	(b)	—	—	—	—	—	—	—	(81,267)	—	—	(81,267)
BALANCE AT JUNE 30, 2025	(a)	(12,250,334)	(11,993,087)	(257,247)	$(25,243)	$—	$—	$25,243	$(1,046,187)	$—	$82,005	$(964,182)
SIX MONTHS ENDED JUNE 30, 2025 (As Restated)
BALANCE AT DECEMBER 31, 2024		1,120,145	1,091,562	28,583	$560	$(1,372,673)	$194,700	$101,712,325	$36,393,884	$26,667,097	$(20,783,318)	$142,812,575
Restricted shares to be issued for service		56,000	56,000	—	28	—	(194,700)	390,772	—	—	—	196,100
Acquisition of assets		205,969	205,969	—	103	—	—	3,089,438	—	—	—	3,089,541
Currency translation adjustment		—	—	—	—	—	—	—	—	—	636,971	636,971
Net loss for six months ended June 30, 2025		—	—	—	—	—	—	—	(5,484,544)	—	—	(5,484,544)
BALANCE AT JUNE 30,2025		1,382,114	1,353,531	28,583	$691	$(1,372,673)	$—	$105,192,535	$30,909,340	$26,667,097	$(20,146,347)	$141,250,643

The following descriptions of the restatement adjustments to the consolidated statement of stockholders’ deficit excludes a description of adjustments previously identified and concluded as immaterial the were also corrected as part of the restatement.

(a)	The change in common stock and additional paid-in capital is due to the Company’s 1-for-10 reverse stock split on October 27, 2025.

(b)	Regarding the decrease in retained earnings unappropriated, the main reason was that cost of revenue and general and administrative expenses increased. The increase of expenses was due to the reclassification of finance lease right-of-use asset. Previously, depreciation was calculated after deducting 5% residual value from the fixed assets, but now there is no residual value for amortization of finance lease right-of-use asset calculation.

(c)	The change in the accumulated other comprehensive loss represents the foreign currency translation differences in the financial statements.

(d)	The originally classified as restricted shares to be issued for service was reclassified to acquisition of assets, as the shares were issued in connection with the asset acquisition.

GULF RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Expressed in U.S. dollars)

(UNAUDITED)

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

Nasdaq Compliance

On April 23, 2026 and May 26, 2026, the Company received notifications from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with the Rule, which requires the timely filing of periodic financial reports with the Securities and Exchange Commission.

The April 23, 2026 notification related to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the May 26, 2026 notification related to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

On May 26, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), indicating that, as a result of not having timely filed its quarterly report on Form 10-Q for the quarter ended March 31, 2026 (the “Form 10-Q”), and the Company remains delinquent in filing its annual report on Form 10-K for the year ended December 31, 2025 (the “Initial Delinquent Filing”), the Company is in non-compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing all required periodic financial reports with the Securities Exchange Commission.

The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market. As previously disclosed in the current report on Form 8-K filed by the Company on April 27, the Company must submit a plan to regain compliance with respect to these delinquent reports no later than June 22, 2026. If the plan is accepted by Nasdaq, then Nasdaq would grant the Company up to 180 calendar days from the due date of the Initial Delinquent Filing, or until October 12, 2026, to regain compliance.

On May 29, 2026, the Company issued a press release announcing its receipt of the Notice.

On June 1, 2026, the Company, following the Company’s ongoing dialogue with the staff of the United States Securities and Exchange Commission, concluded that the Company will amend its fiscal year 2024 Form 10-K (the “FY2024 Form 10-K”) and Form 10-Qs for the first, second and third quarters of 2025 (collectively, the “Q1, Q2 and Q3 2025 Form 10-Qs”) to restate the disclosures (Note 6, Note 7 and Note 12 included in the FY2024 Form 10-K and the Q1, Q2 and Q3 2025 Form 10-Qs) to revise the previous recognition of buildings without ownership certificates as fixed assets in the balance sheets and to reclassify such buildings as right-of-use (ROU) assets based on lease agreements and ASC 842 Leases, for each of the periods included in those filing, including fiscal years 2023 and 2024 in the FY2024 Form 10-K and each of the quarterly and year-to-date periods included in the Q1, Q2 and Q3 FY2025 Form 10-Qs (collectively, the “Prior Filings”). The Prior Filings should no longer be relied upon because of errors identified in such financial statements, as described above.

On June 17, 2026, the Company submitted a plan to Nasdaq to regain compliance with the Rule. On June 25, 2026, Nasdaq accepted the Company’s compliance plan and granted the Company an exception period to file the delinquent periodic reports.

The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 on August 17, 2026, and filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 on August 28, 2026.

On June 25, 2026, the Company received a written notice from Nasdaq (the “Extension Letter”) stating that it had accepted the Company’s plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”). Nasdaq granted the Company a plan period to regain compliance with the Rule.

On August 28, 2026, Nasdaq notified the Company that the Company had incurred an additional delinquency because it had not filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Nasdaq requested that the Company submit an update to its compliance plan. On August 28, 2026, the Company submitted an updated compliance plan to Nasdaq requesting additional time to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

On September 1, 2026, the Company received a written notice from Nasdaq (the “Extension Letter”) granting the Company an additional exception to regain compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”).

On September 2, 2026, Nasdaq granted the Company an additional exception period and required the Company to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 on or before October 12, 2026. Nasdaq stated that, if the Company failed to file the Quarterly Report by that date, Nasdaq Staff may provide written notification that the Company’s securities are subject to delisting. The Company may have the right to appeal a delisting determination to a Nasdaq Hearings Panel.

The Nasdaq notifications and exception periods do not have an immediate effect on the listing or trading of the Company’s common stock on Nasdaq, subject to the Company’s continued compliance with the other applicable Nasdaq listing requirements.

The Company filed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 on September 30, 2026. As of the date of this Quarterly Report, the Company has filed the delinquent periodic reports identified in the Nasdaq notifications and is awaiting Nasdaq’s determination regarding whether the Company has regained compliance with Nasdaq Listing Rule 5250(c)(1).

There can be no assurance that Nasdaq will determine that the Company has regained compliance with the Rule, that the Company will satisfy all other applicable Nasdaq listing requirements, or that the Company’s common stock will continue to be listed on Nasdaq.

Our current corporate structure chart is set forth in the following diagram:

Gulf Resources, Inc.
(Nevada)
100%
Upper Class Group Limited
(BVI)
100%
Hong Kong Jiaxing Industrial Limited
(Hong Kong)
100%
Shouguang City Haoyuan Chemical Company Limited
(PRC)
100%
Daying County Haoyuan Chemical Co. Ltd
(PRC)
100%
Shouguang Hengde Salt Industry Co.,LTD
(PRC)

As a result of our acquisition of SCHC, our historical financial statements and the information presented below reflects the accounts of SCHC, SHSI ,SYCI and DCHC. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

On December 22, 2025 SYCI was sold.

RESULTS OF OPERATIONS

The following table presents certain information derived from the condensed consolidated statements of operations, cash flows and stockholders’ equity for the three-month and six-month periods ended June 30, 2026 and 2025.

Comparison of the Three-Month Periods Ended June 30, 2026 and 2025

	Three-Month Period Ended June 30, 2026	Three-Month Period Ended June 30, 2025 (Restated)	Percent Change Increase/ (Decrease)
Net revenue	$12,886,977	$8,343,785	54%
Cost of revenue	$(10,565,684)	$(7,366,702)	43%
Gross profit	$2,321,293	$977,083	138%
Sales and marketing expenses	$(18,174)	$(14,802)	23%
Direct labor and factory overheads incurred during plant shutdown	$(452,949)	$(727,774)	(38)%
General and administrative expenses	$(598,003)	$(1,025,780)	(42)%
Income (loss) from operations	$1,252,167	$(791,273)	(258)%
Interest income	$18,816	$1,795	948%
Interest expense	$(124,673)	$(21,674)	475%
Other expense, net	$(3,117)	$(3,212)	(3)%
Income (loss) before income taxes	$1,143,193	$(814,364)	(240)%
Income tax expense	$—	$—	—
Net income (loss)	$1,143,193	$(814,364)	(240)%

Net income for the three-month period ended June 30, 2026 increased to $1,143,193 from net loss of $814,364 in the same period in 2025, mainly due to the net revenue increased to $12,886,977 for the three-month period ended June 30, 2026 as compared to $8,343,785 in the same period in 2025.

Net Revenue

The table below shows the changes in net revenue in the respective segments of the Company for the three-month period ended June 30, 2026 as compared to the same period in 2025:

Net Revenue by Segment
	Three-Month Period Ended June 30, 2026		Three-Month Period Ended June 30, 2025		Percent Change Increase of Net Revenue
Segment		% of total		% of total
Bromine	$12,244,273	95%	$7,676,374	92%	60%
Crude Salt	642,704	5%	667,411	8%	(4)%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total sales	$12,886,977	100%	$8,343,785	100%	54%

Bromine and crude salt segments	Three-Month Period Ended		Percentage Change Increase
product sold in tonnes	June 30, 2026	June 30, 2025	(Decrease)
Bromine	2,298	1,972	17%
Crude Salt	26,149	25,934	1%

Bromine segment

For the three-month periods ended June 30, 2026 and 2025, the net revenue for the bromine segment was $12,244,273 and $7,676,374, respectively. The increase of the net revenue of bromine was due to the 17% increase in tonnes sold and the 37% increase in average selling price of bromine for the three-month period ended June 30, 2026.

Crude salt segment

For the three-month periods ended June 30, 2026 and 2025, the net revenue for the crude salt segment was $642,704 and $667,411, respectively. The decrease of net revenue of crude salt was mainly due to the 4% decrease in average selling price of crude salt for the three-month period ended June 30, 2026.

Chemical products segment

For the three-month periods ended June 30, 2026 and 2025, the net revenue for the chemical products segment was nil due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the three-month periods ended June 30, 2026 and 2025, the net revenue for the natural gas segment was nil.

Cost of Revenue

Cost of Revenue by Segment
	Three-Month Period Ended June 30, 2026		Three-Month Period Ended June 30, 2025 (Restated)		Percent Change of Cost of of Revenue
Segment		% of total		% of total
Bromine	$10,046,458	95%	$7,017,116	95%	43%
Crude Salt	519,226	5%	349,586	5%	49%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$10,565,684	100%	$7,366,702	100%	43%

Cost of revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plants and machinery and other manufacturing costs. Our cost of revenue was $10,565,684 for the three-month period ended June 30, 2026, an increase of $3,198,982 (or 43%) as compared to the same period in 2025 due to the increase of net revenue by 54% for the three-month period ended June 30, 2026 as compared to the same period in 2025.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Three-month period ended June 30, 2025	31,506	26%
Three-month period ended June 30, 2026	31,506	30%
Variance of the three-month periods ended June 30, 2026 and 2025	—	4%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the three-month periods ended June 30, 2026 and 2025, the cost of revenue for the bromine segment was $10,046,458 and $7,017,116, respectively. The increase in costs is mainly due to the increase in sales volume.

Crude salt segment

For the three-month periods ended June 30, 2026 and 2025, the cost of revenue for the crude salt segment was $519,226 and $349,586, respectively. The increase in costs is mainly due to the rise in amortization of the salt pans.

Chemical products segment

Cost of revenue for our chemical products segment for the three-month periods ended June 30, 2026 and 2025 was nil.

Natural gas segment

Cost of revenue for our natural gas segment for the three-month periods ended June 30, 2026 and 2025 was nil.

Gross Profit

Gross profit was $2,321,293, or 18% of net revenue for three-month period ended June 30, 2026, representing an increase of $1,344,210, as compared to a gross profit of $977,083, or 12% of net revenue for the same period in 2025.

Gross Profit by Segment					% Point Change of Gross
	Three-Month Period Ended June 30, 2026		Three-Month Period Ended June 30, 2025 (Restated)		Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$2,197,815	18%	$659,258	9%	9%
Crude Salt	123,478	19%	317,825	48%	(29)%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total Gross Profit	$2,321,293	18%	$977,083	12%	6%

Bromine segment

For the three-month period ended June 30, 2026, the gross profit margin for our bromine segment was 18%, compared to 9% in the three-month period ended June 30, 2025. The increase in gross profit margin was primarily attributable to the higher average selling price of bromine of $5,328 per ton in the three-month period ended June 30, 2026 compared to $3,892 per ton in the three-month period ended June 30, 2025. Bromine tonnes sales also increased from 1,972 tonnes for the three-month period ended June 30, 2025 to 2,298 tonnes for the three-month period ended June 30, 2026.

Crude salt segment

For the three-month period ended June 30, 2026, the gross profit margin for our crude salt segment was 19%, compared to 48% in the same period in 2025. The decrease in gross profit margin was mainly attributable to the rise in amortization of the salt pans.

Chemical products segment

For the three-month periods ended June 30, 2026 and 2025, the gross profit margin for our chemical products segment was 0%.

Natural gas segment

For the three-month periods ended June 30, 2026 and 2025, the gross profit margin for our natural gas segment was 0%.

Sales and Marketing Expenses

Sales and marketing expenses were $18,174 for the three-month period ended June 30, 2026, an increase of $3,372 (or 23%) as compared for the same period in 2025.

Direct labor and factory overheads incurred during plant shutdown

On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $452,949 and $727,774 incurred for the three-month periods ended June 30, 2026 and 2025, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses

General and administrative expenses were $598,003 for the three-month period ended June 30, 2026, a decrease of $427,777 (or 42%) as compared to $1,025,780 for the same period in 2025. The decrease was mainly due to SYCI was sold in 2025.

Income (loss) from Operations

Income from operations was $1,252,167 for the three-month period ended June 30, 2026, compared to loss from operations of $791,273 in the same period in 2025.

	Income (loss) from Operations by Segment
	Three-Month Period Ended June 30, 2026		Three-Month Period Ended June 30, 2025 (Restated)
Segment:		% of total		% of total
Bromine	$1,409,472	111%	$(134,041)	19%
Crude Salt	(97,230)	(8)%	(181,160)	26%
Chemical Products	—	—	(348,203)	49%
Natural Gas	(40,116)	(3)%	(43,255)	6%
Income (loss) from operations before corporate costs	1,272,126	100%	(706,659)	100%
Corporate cost	(19,959)		(84,614)
Income (loss) from operations	$1,252,167		$(791,273)

Bromine segment

Income from operations from our bromine segment was $1,409,472 for the three-month period ended June 30, 2026, compared to loss from operations of $134,041 in the same period in 2025. This increase was due to the 17% increase in tonnes sold and a 37% increase in average selling price.

Crude salt segment

Loss from operations from our crude salt segment was $97,230 for the three-month period ended June 30, 2026, compared to loss from operations of $181,160 in the same period in 2025.

Chemical products segment

Loss from operations from our chemical products segment was $0 for the three-month period ended June 30, 2026, compared to loss from operations of $348,203 in the same period in 2025. The reason for the reduction was due to the sale of SYCI completed in December 2025.

Natural gas segment

Loss from operations from our natural gas segment was $40,116 for the three-month period ended June 30, 2026, compared to loss from operations of $43,255 in the same period in 2025.

Interest Income

Interest income of $18,816 mainly represented interest income from loans to third parties for the three-month period ended June 30, 2026, an increase of $17,021 as compared to the same period in 2025.

Interest Expenses

Interest expense of $124,673 represented bank interest expense and interest on finance lease for the three-month period ended June 30, 2026, an increase of $102,999 as compared to the same period in 2025.

Other Expense, Net

For the three-month period ended June 30, 2026, other expense, net decreased from $3,212 to $3,117 compared with the same period of 2025, reflecting a 3% reduction.

Net Income (loss)

Net income was $1,143,193 for the three-month period ended June 30, 2026, compared to a net loss of $814,364 in the same period in 2025.

Comparison of the Six-Month Periods Ended June 30, 2026 and 2025

	Six-Month Period Ended June 30, 2026	Six-Month Period Ended June 30, 2025 (Restated)	Percent Change Increase/ (Decrease)
Net revenue	$15,255,603	$9,948,232	53%
Cost of revenue	$(12,919,096)	$(8,964,166)	44%
Gross profit	$2,336,507	$984,066	137%
Sales and marketing expenses	$(23,622)	$(19,855)	19%
Direct labor and factory overheads incurred during plant shutdown	$(3,196,211)	$(3,953,582)	(19)%
General and administrative expenses	$(1,921,104)	$(2,452,789)	(22)%
Loss from operations	$(2,804,430)	$(5,442,160)	(48)%
Interest income	$272,476	$4,224	6,351%
Interest expense	$(248,117)	$(43,396)	472%
Other expense, net	$(3,117)	$(3,212)	(3)%
Loss before income taxes	$(2,783,188)	$(5,484,544)	(49)%
Income tax expense	$—	$—	—
Net loss	$(2,783,188)	$(5,484,544)	(49)%

Net loss for the six-month period ended June 30, 2026 decreased to $2,783,188 from $5,432,824 in the same period in 2025, mainly due to the net revenue increased to $15,255,603 for the six-month period ended June 30, 2026 as compared to $9,948,232 in the same period in 2025.

Net Revenue

The table below shows the changes in net revenue in the respective segments of the Company for the six-month period ended June 30, 2026 as compared to the same period in 2025:

Net Revenue by Segment
	Six-Month Period Ended June 30, 2026		Six-Month Period Ended June 30, 2025		Percent Change Increase of Net Revenue
Segment		% of total		% of total
Bromine	$14,494,223	95%	$9,158,243	92%	58%
Crude Salt	761,380	5%	789,989	8%	(4)%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total sales	$15,255,603	100%	$9,948,232	100%	53%

Bromine and crude salt segments	Six-Month Period Ended		Percentage Change Increase
product sold in tonnes	June 30, 2026	June 30, 2025	(Decrease)
Bromine	2,753	2,375	16%
Crude Salt	30,808	30,667	1%

Bromine segment

For the six-month periods ended June 30, 2026 and 2025, the net revenue for the bromine segment was $14,494,223 and $9,158,243, respectively. The increase of the net revenue of bromine was due to the 16% increase in tonnes sold and the 37% increase in average selling price of bromine for the six-month period ended June 30, 2026.

Crude salt segment

For the six-month periods ended June 30, 2026 and 2025, the net revenue for the crude salt segment was $761,380 and $789,989, respectively. The decrease of net revenue of crude salt was mainly due to the 4% decrease in average selling price of crude salt for the six-month period ended June 30, 2026.

Chemical products segment

For the six-month periods ended June 30, 2026 and 2025, the net revenue for the chemical products segment was nil due to the closure of our chemical factories since September 1, 2017.

Natural gas segment

For the six-month periods ended June 30, 2026 and 2025, the net revenue for the natural gas segment was nil.

Cost of Revenue

Cost of Revenue by Segment
	Six-Month Period Ended June 30, 2026		Six-Month Period Ended June 30, 2025 (Restated)		Percent Change of Cost of Revenue
Segment		% of total		% of total
Bromine	$12,329,784	95%	$8,550,340	95%	44%
Crude Salt	589,312	5%	413,826	5%	42%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total	$12,919,096	100%	$8,964,166	100%	44%

Cost of revenue reflects mainly the raw materials consumed and the direct salaries and benefits of staff engaged in the production process, electricity, depreciation and amortization of manufacturing plants and machinery and other manufacturing costs. Our cost of revenue was $12,919,096 for the six-month period ended June 30, 2026, an increase of $3,954,930 (or 44%) as compared to the same period in 2025 due to the increase of net revenue by 53% for the six-month period ended June 30, 2026 as compared to the same period in 2025.

Bromine production capacity and utilization of our factories

The table below represents the annual capacity and utilization ratios for all of our bromine producing properties:

	Annual Production Capacity (in tonnes)	Utilization Ratio (i)
Six-month period ended June 30, 2025	31,506	15%
Six-month period ended June 30, 2026	31,506	18%
Variance of the six-month periods ended June 30, 2026 and 2025	—	3%

(i) Utilization ratio is calculated based on the annualized actual production volume in tonnes for the periods divided by the annual production capacity in tonnes.

Bromine segment

For the six-month periods ended June 30, 2026 and 2025, the cost of revenue for the bromine segment was $12,329,784 and $8,550,340, respectively. The increase in costs is mainly due to the increase in sales volume.

Crude salt segment

For the six-month periods ended June 30, 2026 and 2025, the cost of revenue for the crude salt segment was $589,312 and $413,826, respectively. The increase in costs is mainly due to the rise in amortization of the salt pans.

Chemical products segment

Cost of revenue for our chemical products segment for the six-month periods ended June 30, 2026 and 2025 was nil.

Natural gas segment

Cost of revenue for our natural gas segment for the six-month periods ended June 30, 2026 and 2025 was nil.

Gross Profit

Gross profit was $2,336,507, or 15% of net revenue for six-month period ended June 30, 2026, representing an increase of $1,352,441, as compared to a gross profit of $984,066, or 10% of net revenue for the same period in 2025.

Gross Profit by Segment
	Six-Month Period Ended June 30, 2026		Six-Month Period Ended June 30, 2025 (Restated)		% Point Change of Gross Profit Margin
Segment		Gross Profit Margin		Gross Profit Margin
Bromine	$2,164,439	15%	$607,903	7%	8%
Crude Salt	172,068	23%	376,163	48%	(25)%
Chemical Products	—	—	—	—	—
Natural Gas	—	—	—	—	—
Total Gross Profit	$2,336,507	15%	$984,066	10%	5%

Bromine segment

For the six-month period ended June 30, 2026, the gross profit margin for our bromine segment was 15%, compared to 7% in the six-month period ended June 30, 2025. The increase in gross profit margin was primarily attributable to the higher average selling price of bromine of $5,265 per ton in the six-month period ended June 30, 2026 compared to $3,856 per ton in the six-month period ended June 30, 2025. Bromine tonnes sales also increased from 2,375 tonnes for the six-month period ended June 30, 2025 to 2,753 tonnes for the six-month period ended June 30, 2026.

Crude salt segment

For the six-month period ended June 30, 2026, the gross profit margin for our crude salt segment was 23%, compared to 48% in the same period in 2025. The decrease in gross profit margin was mainly attributable to a reduction in revenue and a notable increase in amortization costs related to the newly purchased salt pan, which caused the cost of sales to grow more than the revenue contraction, resulting in a lower gross margin.

Chemical products segment

For the six-month periods ended June 30, 2026 and 2025, the gross profit margin for our chemical products segment was 0%.

Natural gas segment

For the six-month periods ended June 30, 2026 and 2025, the gross profit margin for our natural gas segment was 0%.

Sales and Marketing Expenses

Sales and marketing expenses were $23,622 for the six-month period ended June 30, 2026, an increase of $3,767 (or 19%) as compared for the same period in 2025.

Direct labor and factory overheads incurred during plant shutdown

On September 1, 2017, the Company received notification from the government of Yangkou County, Shouguang City of PRC that stated that production at all its bromine and crude salt and chemical factories should be halted with immediate effect in order for the Company to perform rectification and improvement in accordance with the county’s new safety and environmental protection requirements. On November 24, 2017, the Company received a letter from the Government of Yangkou County, Shouguang City notifying the Company to relocate its two chemical production plants located in the second living area of the Qinghe Oil Extraction Plant to Bohai Park. As a result, direct labor and factory overhead costs (including depreciation of plant and machinery) in the amount of $3,196,211 and $3,953,582 incurred for the six-month periods ended June 30, 2026 and 2025, respectively, of factories that have not resumed production were presented as part of the operating expense.

General and Administrative Expenses

General and administrative expenses were $1,921,104 for the six-month period ended June 30, 2026, a decrease of $531,685 (or 22%) as compared to $2,452,789 for the same period in 2025. The decrease was mainly due to SYCI was sold.

Loss from Operations

Loss from operations was $2,804,430 for the six-month period ended June 30, 2026, compared to loss from operations of $5,442,160 in the same period in 2025.

	Loss from Operations by Segment
	Six-Month Period Ended June 30, 2026		Six-Month Period Ended June 30, 2025 (Restated)
Segment:		% of total		% of total
Bromine	$(1,658,306)	65%	$(3,508,547)	69%
Crude Salt	(824,909)	32%	(768,969)	15%
Chemical Products	—	—	(710,095)	14%
Natural Gas	(71,925)	3%	(88,099)	2%
Loss from operations before corporate costs	(2,555,140)	100%	(5,075,710)	100%
Corporate cost	(249,290)		(366,450)
Loss from operations	$(2,804,430)		$(5,442,160)

Bromine segment

Loss from operations from our bromine segment was $1,658,306 for the six-month period ended June 30, 2026, compared to loss from operations of $3,508,547 in the same period in 2025. This decrease was due to the 16% increase in tonnes sold and a 37% increase in average selling price.

Crude salt segment

Loss from operations from our crude salt segment was $824,909 for the six-month period ended June 30, 2026, compared to loss from operations of $768,969 in the same period in 2025. The main reason was due to the rise in amortization of the salt pans.

Chemical products segment

Loss from operations from our chemical products segment was $0 for the six-month period ended June 30, 2026, compared to loss from operations of $710,095 in the same period in 2025. The reason for the reduction was due to the sale of SYCI completed in December 2025.

Natural gas segment

Loss from operations from our natural gas segment was $71,925 for the six-month period ended June 30, 2026, compared to loss from operations of $88,099 in the same period in 2025.

Interest Income

Interest income of $272,476 mainly represented interest income from bank and loans to third parties for the six-month period ended June 30, 2026 an increase of $268,252 as compared to the same period in 2025.

Interest Expenses

Interest expense of $248,117 represented bank interest expense and interest on finance lease for the six-month period ended June 30, 2026, an increase of $204,721 as compared to the same period in 2025.

Other Expense, Net

For the six-month period ended June 30, 2026, other expense, net decreased from $3,212 to $3,117 compared with the same period of 2025, reflecting a 3% reduction.

Net Loss

Net loss was $2,783,188 for the six-month period ended June 30, 2026, compared to a net loss of $5,484,544 in the same period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, cash and cash equivalents were $9,189,231 as compared to $3,793 as of December 31, 2025. The components of this increase of $9,185,438 are reflected below.

Statement of Cash Flows

	Six-Month Period Ended June 30,
	2026	2025 (Restated)
Net cash used in operating activities	$(4,241,827)	$(2,139,734)
Net cash provided by/(used in) investing activities	$12,749,154	$—
Net cash provided by/(used in) financing activities	$283,894	$(260,997)
Effects of exchange rate changes on cash and cash equivalents	$394,217	$61,650
Net increase (decrease) in cash and cash equivalents	$9,185,438	$(2,339,081)

For the six-month period ended June 30, 2026, we met our working capital and capital investment requirements by using cash on hand.

Net Cash Used In Operating Activities

During the six-month period ended June 30, 2026, cash flow used in operating activities of approximately $4.24 million was mainly due to a net loss of $2.78 million, an increase in accounts receivable of $12.02 million, offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $6.80 million, amortization of finance lease right-of-use asset of $1.48 million, an increase in accounts payable and accrued expenses of $1.35 million and a decrease in prepayment and deposits of $1.08 million.

During the six-month period ended June 30, 2025, cash flow used in operating activities of approximately $2.14 million was mainly due to a net loss of $5.48 million, an increase in accounts receivable of $2.58 million, an increases in prepayment and deposits of $2.33 million, and offset by a non-cash adjustment related to depreciation and amortization of property, plant and equipment of $6.45 million, amortization of finance lease right-of-use asset of $1.55 million.

Accounts receivable

Cash collections on our accounts receivable had a major impact on our overall liquidity. The following table presents the aging analysis of our accounts receivable as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
		% of total		% of total
Aged 1-30 days	$4,813,161	31%	$1,409,269	43%
Aged 31-60 days	4,390,534	28%	1,860,151	57%
Aged 61-90 days	4,915,736	32%	—	—
Aged 91-120 days	1,355,696	9%	—	—
Aged 121-150 days	—	—	—	—
Aged 151-180 days	—	—	—	—
Aged 181-210 days	—	—	—	—
Aged 211-240 days	—	—	—	—
Total	$15,475,127	100%	$3,269,420	100%

The overall accounts receivable balance as of June 30, 2026 increased by $12,205,707, as compared to those of December 31, 2025. We have policies in place to ensure that sales are made to customers with an appropriate credit history. We perform ongoing credit evaluation on the financial condition of our customers.

Inventories

Our inventory consists of the following:

	June 30, 2026		December 31, 2025
		% of total		% of total
Raw materials	$98,344	12%	$20,079	4%
Finished goods	716,577	88%	542,738	96%
Total	$814,921	100%	$562,817	100%

The net inventory level as of June 30, 2026 increased by $252,104, as compared to the net inventory level as of December 31, 2025.

Raw materials increased by $78,265 as of June 30, 2026 as compared to December 31, 2025.

Our finished goods increased by $173,839 as of June 30, 2026 as compared to December 31, 2025.

Net Cash Provided By / (Used In) Investing Activities

During the six-months ended June 30, 2026, net cash provided by investing activities was $12.75 million, mainly attributable to repayments received on loans to third parties of $14.44 million, offset by purchases of fixed assets of $1.70 million.

We have no investing activities for the six-month period ended June 30, 2025.

Net Cash Provided By/ (Used In) Financing Activities

For the six-month period ended June 30, 2026, net cash provided by financing activities was $0.28 million, attributable to proceeds from the issuance of units pursuant to a private placement of $0.56 million, offset by $0.27 million of principal payments for obligations under finance leases.

For the six-month period ended June 30, 2025, we used $0.3 million to fulfil finance lease obligations.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs and our obligations as they become due in the next twelve (12) months.

We had available cash of approximately $9,189,231 at June 30, 2026, all of which is in highly liquid current deposits earning no or little interest. We do not anticipate paying cash dividends in the foreseeable future.

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

Contractual Obligations and Commitments

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. Additional information regarding our contractual obligations and commitments as at June 30, 2026 is provided in the notes to our consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements”.

Material Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. We have identified the following critical accounting policies and estimates used by us in the preparation of our financial statements: accounts receivable and allowance for doubtful accounts, inventories and allowance for obsolescence, assets retirement obligation, property, plant and equipment, recoverability of long-lived assets, mineral rights, leases, revenue recognition, income taxes, and loss contingencies. These policies and estimates are described in the Company’s Form 10-Q for the six months ended June 30, 2026.

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

We have carried out an evaluation, as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level because the material weaknesses in our internal control over financial reporting described in Item 4(b) below had not been remediated as of June 30, 2026. As described in Item 4(b), those material weaknesses relate to (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP, (ii) ineffective oversight of our financial reporting and internal control by those charged with governance, and (iii) inadequate design of internal control over the preparation of the financial statements being audited. Those deficiencies affected our ability to accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis so as to permit timely decisions regarding required disclosure.

Notwithstanding the conclusion described above, our management believes, based on the procedures described below and the additional procedures we performed in connection with the preparation of this Amendment, that the consolidated financial statements and other financial information included in our Quarterly Report on Form 10-Q for the three months period ended June 30, 2026 fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

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

Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026, due to the material weaknesses described below.

In preparing our consolidated financial statements for the three months period ended June 30, 2026, our management identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States, and other significant deficiencies. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses remained as of June 30, 2026. As a result of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions.

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

However, these measures had not been fully implemented as of June 30, 2026, and we have concluded that the material weaknesses in our internal control over financial reporting had not been remediated as of June 30, 2026.Management will consider the material weaknesses remediated only when the relevant controls have been designed and implemented, have operated for a period of time sufficient for management to conclude, through testing, that such controls are operating effectively, and when no additional material weaknesses or significant deficiencies have been identified in the relevant processes. We expect the remediation measures described above to be substantially implemented during the fiscal year ending December 31, 2026, although we can provide no assurance that these measures will be completed within that period. The Audit Committee of our Board of Directors has been, and will continue to be, actively involved in overseeing the implementation of these remediation measures and will receive regular updates on their status.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our failure to timely file periodic reports has resulted in non-compliance with Nasdaq Listing Rule 5250(c)(1), and our common stock may be subject to delisting.

We failed to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. As a result, Nasdaq notified us that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of periodic financial reports with the Securities and Exchange Commission.

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 on August 17, 2026 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 on August 28, 2026. However, because we had not filed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, Nasdaq notified us that we had incurred an additional delinquency. Nasdaq granted us an exception period requiring us to file this Quarterly Report on or before October 12, 2026.

Although we filed this Quarterly Report within the exception period granted by Nasdaq, there can be no assurance that Nasdaq will determine that we have regained compliance with Nasdaq Listing Rule 5250(c)(1), or that we will satisfy all other applicable Nasdaq continued listing requirements. If Nasdaq determines that our securities are subject to delisting, we may be required to appeal the determination to a Nasdaq Hearings Panel. There can be no assurance that any appeal would be successful or that Nasdaq would continue the listing of our common stock during the appeal process.

A delisting of our common stock from Nasdaq could materially reduce the liquidity and market price of our common stock, limit the availability of market quotations, result in our common stock being treated as a “penny stock,” increase transaction costs for investors, limit our ability to raise capital and adversely affect our business and financial condition.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) , as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Gulf Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

